Form 10-Q
period 2012-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2012-11-07
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of September 30, 2012, there were 1,158,077,970 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Treasury Draws and Senior Preferred Stock Dividend Payments	4
2	Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period	6
3	Credit Statistics, Single-Family Guaranty Book of Business	8
4	Level 3 Recurring Financial Assets at Fair Value	18
5	Summary of Condensed Consolidated Results of Operations	19
6	Analysis of Net Interest Income and Yield	20
7	Rate/Volume Analysis of Changes in Net Interest Income	22
8	Impact of Nonaccrual Loans on Net Interest Income	23
9	Fair Value Losses, Net	24
10	Total Loss Reserves	25
11	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	26
12	Nonperforming Single-Family and Multifamily Loans	29
13	Credit Loss Performance Metrics	31
14	Single-Family Credit Loss Sensitivity	32
15	Single-Family Business Results	33
16	Multifamily Business Results	35
17	Capital Markets Group Results	37
18	Capital Markets Group’s Mortgage Portfolio Activity	39
19	Capital Markets Group’s Mortgage Portfolio Composition	40
20	Summary of Condensed Consolidated Balance Sheets	41
21	Summary of Mortgage-Related Securities at Fair Value	42
22	Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities	43
23	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)	44
24	Comparative Measures—GAAP Change in Stockholders’ Equity (Deficit) and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)	45
25	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	47
26	Activity in Debt of Fannie Mae	50
27	Outstanding Short-Term Borrowings and Long-Term Debt	52
28	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	53
29	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	54
30	Cash and Other Investments Portfolio	54
31	Fannie Mae Credit Ratings	55
32	Composition of Mortgage Credit Book of Business	58
33	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	60
34	Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus	63
35	Delinquency Status of Single-Family Conventional Loans	65
36	Single-Family Serious Delinquency Rates	66
37	Single-Family Conventional Serious Delinquency Rate Concentration Analysis	67
38	Statistics on Single-Family Loan Workouts	68
39	Percentage of Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	69

ii

Table	Description	Page
40	Single-Family Foreclosed Properties	69
41	Single-Family Foreclosed Property Status	70
42	Multifamily Lender Risk-Sharing	71
43	Multifamily Guaranty Book of Business Key Risk Characteristics	72
44	Multifamily Concentration Analysis	72
45	Multifamily Foreclosed Properties	73
46	Repurchase Request Activity	75
47	Outstanding Repurchase Requests	76
48	Mortgage Insurance Coverage	77
49	Rescission Rates of Mortgage Insurance	79
50	Estimated Mortgage Insurance Benefit	79
51	Unpaid Principal Balance of Financial Guarantees	80
52	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	83
53	Derivative Impact on Interest Rate Risk (50 Basis Points)	84

iii

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) in “Business—Conservatorship and Treasury Agreements” and in this report in “Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement with Treasury.”
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

EXECUTIVE SUMMARY
The actions we have been taking since 2009 to provide liquidity and support to the market, grow a strong new book of business and minimize losses on loans we acquired prior to 2009 are having a positive impact on our business and our performance:

•
Financial Results. We experienced significant improvement in our financial results for the third quarter and first nine months of 2012, as compared with the third quarter and first nine months of 2011, despite elevated levels of mortgage delinquencies and foreclosures compared with pre-housing crisis levels, as well as home prices that are significantly below their peak in 2006. As described below under “Summary of Our Financial Performance for the Third Quarter and First Nine Months of 2012,” we had a positive net worth for the third quarter, paid Treasury its quarterly dividend and were not required to draw funds from Treasury for the quarter under the senior preferred stock purchase agreement. We expect to report net income for 2012, which would be the first time we have reported annual net income since 2006.

•
Strong New Book of Business. Single-family loans we have acquired since the beginning of 2009 constituted 63% of our single-family guaranty book of business as of September 30, 2012, while the single-family loans we acquired prior to 2009 constituted 37% of our single-family book of business. We refer to the single-family loans we have acquired since the beginning of 2009 as our “new single-family book of business” and the single-family loans we acquired prior to 2009 as our “legacy book of business.” Our new single-family book of business includes loans that are refinancings of loans that were in our legacy book of business. We provide information regarding the higher loan-to-value (“LTV”) ratios of these loans in “Our Strong New Book of Business—Credit Risk Characteristics of Loans Acquired under Refi Plus and HARP.” As described below in “Our Strong New Book of Business,” we expect that our new single-family book of business will be profitable over its lifetime.

•
Credit Performance. Our single-family serious delinquency rate has declined each quarter since the first quarter of 2010, and was 3.41% as of September 30, 2012, compared with 4.00% as of September 30, 2011. See “Credit Performance” below for additional information about the credit performance of the mortgage loans in our single-family guaranty book of business.

•
Reducing Credit Losses and Helping Homeowners. We continued to execute on our strategies for reducing credit losses on our legacy book of business, which are described below under “Reducing Credit Losses on Our Legacy Book of Business.” As part of our strategy to reduce defaults, we provided approximately 69,200 workouts to help homeowners stay in their homes or otherwise avoid foreclosure in the third quarter of 2012.

•
Providing Liquidity and Support to the Mortgage Market. We continued to be a leading provider of liquidity to the mortgage market in the third quarter of 2012. As described below under “Providing Liquidity and Support to the Mortgage Market,” we remained the largest single issuer of mortgage-related securities in the secondary mortgage market in the third quarter of 2012 and remained a constant source of liquidity in the multifamily market.

•
Helping to Build a New Housing Finance System. We also continued our work during the third quarter of 2012 to help build a new housing finance system, including pursuing the three strategic goals identified by our conservator for the next phase of our conservatorship: build a new infrastructure for the secondary mortgage market; gradually contract our dominant presence in the marketplace while simplifying and shrinking our operations; and maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. In March 2012, FHFA directed us to implement a set of corporate performance objectives and related targets and measures for 2012, referred to as the 2012 conservatorship scorecard, which provides the implementation roadmap for FHFA’s strategic plan. For more information on our strategic goals, see “Business—Executive Summary—Our Business Objectives and Strategy” in our 2011 Form 10-K. For a description of the objectives and targets included in FHFA’s 2012 conservatorship scorecard, see “Executive Compensation—Compensation Discussion and Analysis—2012 Executive Compensation Program—2012 Corporate Performance Objectives” in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K/A”).

Summary of Our Financial Performance for the Third Quarter and First Nine Months of 2012
We experienced significant improvement in our financial results for the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011. Over the past nine months, home prices have increased and we have experienced further improvement in the performance of our book of business, such as lower serious delinquency rates. As a result, our loan loss reserves and our provision for credit losses have decreased for the third quarter and first nine months of 2012.

Comprehensive Income (Loss)
Quarterly Results
We recognized comprehensive income of $2.6 billion in the third quarter of 2012, consisting of net income of $1.8 billion and other comprehensive income of $746 million. In comparison, we recognized a comprehensive loss of $5.3 billion in the third quarter of 2011, consisting of a net loss of $5.1 billion and other comprehensive loss of $197 million.
The significant improvement in our financial results for the third quarter of 2012 compared with the third quarter of 2011 was primarily due to a $2.1 billion decrease in our provision for credit losses and a $3.5 billion decrease in fair value losses. Our provision for credit losses declined from $4.2 billion in the third quarter of 2011 to $2.1 billion in the third quarter of 2012 primarily due to a decrease in our total loss reserves. This decrease was driven by an improvement in the profile of our single-family book of business resulting primarily from an increase in actual and expected home prices, including the sales prices of our real-estate owned (“REO”) properties throughout 2012. Home prices increased by 1.5% in the third quarter of 2012 compared with a 0.9% decline in the third quarter of 2011 and increased by 4.8% in the first nine months of 2012 compared with a 1.7% decrease in the first nine months of 2011. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default. In addition, sales prices on dispositions of our REO properties improved in the third quarter of 2012 as a result of strong demand compared to both the second quarter of 2012 and the prior year. We received net proceeds from our REO sales equal to 61% of the loans’ unpaid principal balance in the third quarter of 2012, compared with 59% in the second quarter of 2012 and 54% in the third quarter of 2011. The increase in sales proceeds reduces the amount of credit loss at foreclosure and, accordingly, results in a lower provision for credit loss.
The positive impact of higher home prices and higher REO sales values on our provision for credit losses in the third quarter of 2012 was partially offset by a $3.5 billion increase in our provision for credit losses due to changes in our assumptions and data used in calculating our loss reserves. For additional information on the impact from changes in our assumptions used in calculating our loss reserves in the third quarter of 2012, see “Critical Accounting Policies and Estimates—Total Loss Reserves.”
In addition, our provision for credit losses in the third quarter of 2012 was negatively impacted by a change in our accounting for loans to certain borrowers who have received bankruptcy relief. This change led to an increase in the number of loans we classify as troubled debt restructurings (“TDRs”), resulting in an increase in our provision for credit losses of approximately $1.1 billion in the third quarter of 2012. For additional information on this accounting change, see “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses.”
As discussed below in “Our Expectations Regarding Future Loss Reserves and Credit-Related Expenses,” due to the large size of our guaranty book of business, even small changes in home prices, economic conditions and other variables can result in significant volatility in the amount of credit-related expenses we recognize from period to period.
Fair value losses declined from $4.5 billion in the third quarter of 2011 to $1.0 billion in the third quarter of 2012. The decrease in fair value losses was primarily due to lower risk management derivative losses as swap rates declined significantly in the third quarter of 2011 compared with a more modest decline in swap rates in the third quarter of 2012. Derivative instruments are an integral part of how we manage interest rate risk and an inherent part of the cost of funding and hedging our mortgage investments. We expect high levels of period-to-period volatility in our results because our derivatives are recorded at fair value in our financial statements while some of the instruments they hedge are not recorded at fair value in our financial statements.
In addition, we recognized other comprehensive income of $746 million in the third quarter of 2012 compared with other comprehensive loss of $197 million in the third quarter of 2011. The other comprehensive income recognized in the third quarter of 2012 was driven by a decrease in unrealized losses on non-agency available-for-sale securities primarily due to narrowing of credit spreads.
Year-to-Date Results
Our comprehensive income for the first nine months of 2012 was $11.1 billion, consisting of net income of $9.7 billion and other comprehensive income of $1.4 billion. In comparison, we recognized a comprehensive loss of $14.5 billion in the first nine months of 2011, primarily related to our net loss of $14.4 billion.
The significant improvement in our financial results in the first nine months of 2012 compared with the first nine months of 2011 was primarily due to a $20.2 billion decrease in our provision for credit losses and a $2.7 billion decline in our fair value losses. Our provision for credit losses declined from $21.2 billion in the first nine months of 2011 to $1.0 billion in the first nine months of 2012 primarily due to an increase in actual and expected home prices in 2012. Fair value losses declined from $5.9 billion in the first nine months of 2011 to $3.2 billion in the first nine months of 2012 due to lower losses on our risk management derivatives.

See “Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth of $2.4 billion as of September 30, 2012 reflects our comprehensive income of $11.1 billion offset by our payment to Treasury of $8.7 billion in senior preferred stock dividends during the first nine months of 2012.
As a result of our positive net worth as of September 30, 2012, we are not requesting a draw from Treasury under the senior preferred stock purchase agreement. The aggregate liquidation preference on the senior preferred stock remains at $117.1 billion, which requires a dividend payment of $2.9 billion for the fourth quarter of 2012. As of September 30, 2012, we have paid an aggregate of $28.5 billion to Treasury in dividends on the senior preferred stock. As described in “Amendment to Senior Preferred Stock Purchase Agreement with Treasury” below, our dividend obligations to Treasury will change beginning in 2013.
Table 1 below displays our Treasury draws and senior preferred stock dividend payments to Treasury since entering conservatorship on September 6, 2008.
Table 1: Treasury Draws and Senior Preferred Stock Dividend Payments

	2008	2009	2010	2011	2012 (first nine months)	Cumulative Total
	(Dollars in billions)
Treasury draws(1)(2)	$15.2	$60.0	$15.0	$25.9	$—	$116.1
Senior preferred stock dividends(3)	—	2.5	7.7	9.6	8.7	28.5
Treasury draws less senior preferred stock dividends	$15.2	$57.5	$7.3	$16.3	$(8.7)	$87.6
Cumulative percentage of senior preferred stock dividends to Treasury draws	0.2%	3.3%	11.3%	17.1%	24.5%	24.5%
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
Total Loss Reserves
Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, decreased to $66.9 billion as of September 30, 2012 from $68.0 billion as of June 30, 2012 and $76.9 billion as of December 31, 2011. Our total loss reserve coverage to total nonperforming loans was 26% as of September 30, 2012, compared with 28% as of June 30, 2012 and 31% as of December 31, 2011.
Our Expectations Regarding Future Loss Reserves and Credit-Related Expenses
We expect the trends of stabilizing home prices and declining single-family serious delinquency rates to continue, although we expect serious delinquency rates to decline at a slower pace than in recent periods. As a result of these trends, we believe that our total loss reserves peaked as of December 31, 2011 and will not increase above $76.9 billion in the foreseeable future. Accordingly, we expect that our credit-related expenses will be significantly lower in 2012 than in 2011.
Although we expect these positive trends to continue, the amount of credit-related expenses we recognize in future periods could vary significantly from period to period and may be affected by many different factors, such as those described below. Moreover, although we believe that our total loss reserves peaked as of December 31, 2011, we expect our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and will remain in our reserves until the loans are fully repaid or default.

Our expectations regarding our future credit-related expenses and loss reserves are based on our current expectations and assumptions about many factors that are subject to change. Factors that could result in higher credit-related expenses and loss reserves than we currently expect include: a drop in actual or expected home prices; an increase in our serious delinquency rate; an increase in interest rates; an increase in unemployment rates; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to accounting policies relating to our loss reserves; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loan; failures by our mortgage seller/servicers to fulfill their repurchase obligations in full; failures by our mortgage insurers to fulfill their obligations in full; natural or other disasters; and many other factors, including those discussed in “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and in “Risk Factors” in both this report and in our 2011 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.
We are currently assessing the financial impact on us from Hurricane Sandy. Our exposure to losses as a result of Hurricane Sandy arises primarily from our guaranty of principal and interest payments due to holders of Fannie Mae MBS secured by property in the affected areas, our portfolio holdings of mortgages and mortgage-related securities secured by property in the affected areas, and real estate that we own in the affected areas.
In addition, in April 2012, FHFA issued an Advisory Bulletin that could have an impact on the amount of our future credit-related expenses and loss reserves; however, we are still assessing the impact of the Advisory Bulletin. See “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” in our quarterly report on Form 10-Q for the quarter ended June 30, 2012 (“Second Quarter 2012 Form 10-Q”) for additional information.
Our Strong New Book of Business
Credit Risk Profile of Loans in our New Book of Business Compared with our Legacy Book of Business
Since 2009, we have seen the effect of actions we took, beginning in 2008, to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. While it is too early to know how the single-family loans we have acquired since January 1, 2009 will ultimately perform, given their strong credit risk profile and based on their performance so far, we expect that these loans, in the aggregate, will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime. Loans we have acquired since the beginning of 2009 constituted 63% of our single-family guaranty book of business as of September 30, 2012. Our 2005 through 2008 acquisitions, which are becoming a smaller percentage of our single-family guaranty book of business, constituted only 24% of our single-family guaranty book of business as of September 30, 2012.
The 63% of our single-family guaranty book of business that represents our new single-family book of business includes loans that are refinancings of existing Fannie Mae loans under our Refi PlusTM initiative. Refi Plus loans constituted 15% of our single-family guaranty book of business as of September 30, 2012. Refi Plus loans include loans that are refinancings under the Administration’s Home Affordable Refinance Program (“HARP”). Because HARP and Refi Plus are designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values, many of the loans we acquire under HARP and some of the loans we acquire under Refi Plus have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. The volume of loans with high LTV ratios that we acquired under Refi Plus and HARP increased in the third quarter of 2012. As a result, loans with LTV ratios greater than 100% constituted 11% of our acquisitions in the third quarter of 2012, compared with 3% in the third quarter of 2011, and the weighted average LTV ratio at origination of loans we acquired in the third quarter of 2012 increased to 77% from 71% in the third quarter of 2011.
Our expectations regarding the ultimate performance of our loans are based on numerous expectations and assumptions, including those relating to expected changes in regional and national home prices, borrower behavior, public policy and other macroeconomic factors. If future conditions are more unfavorable than our expectations, the loans we acquired since the beginning of 2009 could become unprofitable. For example, home prices are a key factor affecting the profitability we expect. When home prices decline, the LTV ratios on our loans increase, and both the probability of default and the estimated severity of loss increase. If home prices decline significantly from September 2012 levels, the loans we acquired since the beginning of 2009 could become unprofitable. See “Outlook—Home Prices” for our current expectations regarding changes in home prices. Also see “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and “Risk Factors” in both this report and our 2011 Form 10-K for a discussion of factors that could cause our expectations regarding the performance of the loans in our new single-family book of business to change.
Table 2 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of September 30, 2012 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008.
Table 2: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of September 30, 2012
	% of
	Single-Family	Current	Current
	Conventional	Estimated	Mark-to-Market	Serious
	Guaranty Book	Mark-to-Market	LTV Ratio	Delinquency
	of Business(1)	LTV Ratio(1)	>100%(1)(2)	Rate(3)
Year of Acquisition:
New Single-Family Book of Business:
2012	21%	73%	8%	0.02%
2011	16	67	3	0.19
2010	14	69	4	0.49
2009	12	70	5	0.85
Total New Single-Family Book of Business	63	70	5	0.34
Legacy Book of Business:
2005-2008	24	99	42	9.62
2004 and prior	13	58	7	3.49
Total Single-Family Book of Business	100%	76%	14%	3.41%
__________

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of September 30, 2012.

(2)
The majority of loans in our new single-family book of business as of September 30, 2012 with mark-to-market LTV ratios over 100% were loans acquired under our Refi Plus initiative. See “Credit Risk Characteristics of Loans Acquired under Refi Plus and HARP” for more information on our recent acquisitions of loans with high LTV ratios.

(3)
Some of the loans acquired in 2012 were originated so recently that they could not yet have become seriously delinquent. The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the September 30, 2012 serious delinquency rates of loans in our legacy book of business.

The single-family loans that we acquired in the first nine months of 2012 had a weighted average FICO® credit score at origination of 761 and an average original LTV ratio of 74%. Of the single-family loans we acquired in the first nine months of 2012, approximately 16% had an original LTV ratio greater than 90%, and approximately 1% had a FICO credit score at origination of less than 620. The average original LTV ratio of single-family loans we acquired in the first nine months of 2012, excluding HARP loans, was 69%, compared with 109% for HARP loans. See Table 2 in our 2011 Form 10-K for information regarding the credit risk profile of the single-family conventional loans we acquired during specified previous periods.
Credit Risk Characteristics of Loans Acquired under Refi Plus and HARP
Since 2009, our acquisitions have included a significant number of loans refinanced under HARP. We acquire HARP loans under Refi Plus, which provides expanded refinance opportunities for eligible Fannie Mae borrowers. HARP loans have LTV ratios at origination in excess of 80% and must be secured by the borrower’s primary residence. In addition, a HARP loan cannot (1) be an adjustable-rate mortgage loan, or ARM, if the initial fixed period is less than five years; (2) have an interest-only feature, which permits the payment of interest without a payment of principal; (3) be a balloon mortgage loan; or (4) have the potential for negative amortization. Under Refi Plus, we also acquire loans with LTV ratios at origination greater than 80% that do not meet the criteria for HARP because they are not secured by the borrower’s primary residence, as well as loans that have LTV ratios at origination of less than 80%. Many of the loans we acquire under HARP and some of the loans we acquire under Refi Plus have higher LTV ratios than we would otherwise permit. Some borrowers for these loans also have lower FICO credit scores than we would otherwise require.

Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with loans we acquire under Refi Plus and HARP essentially replaces the credit risk that we already held prior to the refinancing. Loans we acquire under Refi Plus and HARP have higher serious delinquency rates and may not perform as well as the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because Refi Plus and HARP loans should reduce the borrowers’ monthly payments and/or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate).
Loans we acquired under Refi Plus represented 24% of our new single-family book of business as of September 30, 2012 and had a serious delinquency rate of 0.60%, compared with a serious delinquency rate for our new single-family book of business overall of 0.34%. HARP loans, which are a subset of Refi Plus loans, represented 11% of our new single-family book of business as of September 30, 2012 and had a serious delinquency rate of 0.98%. See “Table 34: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus” for more information on the serious delinquency rates and mark-to-market LTV ratios as of September 30, 2012 and the FICO credit scores at origination of loans in our new single-family book of business overall and of loans we acquired under Refi Plus and HARP.
The changes we implemented in the first half of 2012 to make the benefits of HARP available to more borrowers, combined with historically low interest rates in the third quarter, resulted in an increase in the volume of loans we acquired under HARP and Refi Plus in the third quarter of 2012, as compared with the first and second quarters of 2012. The approximately 164,000 loans we acquired under HARP in the third quarter of 2012 constituted 15% of our single-family acquisitions for the period, measured by unpaid principal balance, compared with 15% of single-family acquisitions in the second quarter of 2012 and 10% of single-family acquisitions in the first quarter of 2012. These loans were included in the approximately 312,000 loans we acquired under Refi Plus in the third quarter of 2012, which constituted 25% of our single-family acquisitions for the period, measured by unpaid principal balance, compared with 27% of single-family acquisitions in the second quarter of 2012 and 22% of single-family acquisitions in the first quarter of 2012.
As a result of changes to HARP, we expect that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP until there is no longer a large population of borrowers with loans that have high LTV ratios who would benefit from refinancing. In particular, we expect to acquire many refinancings with LTV ratios greater than 125%, because borrowers were unable to refinance loans with LTV ratios greater than 125% in large numbers until changes to HARP were fully implemented in the second quarter of 2012. HARP is scheduled to end in December 2013.
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
Credit Performance
Table 3 presents information for each of the last seven quarters about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to home retention solutions and foreclosure alternatives. The workout information in Table 3 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 3: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2012				2011
	Q3 YTD	Q3	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	3.41%	3.41%	3.53%	3.67%	3.91%	3.91%	4.00%	4.08%	4.27%
Seriously delinquent loan count	599,430	599,430	622,052	650,918	690,911	690,911	708,847	729,772	767,161
Nonperforming loans(3)	$250,678	$250,678	$240,472	$243,981	$248,379	$248,379	$248,134	$245,848	$248,444
Foreclosed property inventory:
Number of properties(4)	107,225	107,225	109,266	114,157	118,528	118,528	122,616	135,719	153,224
Carrying value	$9,302	$9,302	$9,421	$9,721	$9,692	$9,692	$11,039	$12,480	$14,086
Combined loss reserves(5)	$63,100	$63,100	$63,365	$69,633	$71,512	$71,512	$70,741	$68,887	$66,240
Total loss reserves(6)	$65,685	$65,685	$66,694	$73,119	$75,264	$75,264	$73,973	$73,116	$70,466
During the period:
Foreclosed property (number of properties):
Acquisitions(4)	133,367	41,884	43,783	47,700	199,696	47,256	45,194	53,697	53,549
Dispositions	(144,670)	(43,925)	(48,674)	(52,071)	(243,657)	(51,344)	(58,297)	(71,202)	(62,814)
Credit-related expenses (income)(7)	$1,500	$2,130	$(3,015)	$2,385	$27,218	$5,397	$4,782	$5,933	$11,106
Credit losses(8)	$12,218	$3,485	$3,778	$4,955	$18,346	$4,548	$4,384	$3,810	$5,604
REO net sales prices to UPB(9)	59%	61%	59%	56%	54%	55%	54%	54%	53%
Loan workout activity (number of loans):
Home retention loan workouts(10)	142,697	45,936	41,226	55,535	248,658	60,453	68,227	59,019	60,959
Short sales and deeds-in-lieu of foreclosure	69,548	23,322	24,013	22,213	79,833	22,231	19,306	21,176	17,120
Total loan workouts	212,245	69,258	65,239	77,748	328,491	82,684	87,533	80,195	78,079
Loan workouts as a percentage of delinquent loans in our guaranty book of business(11)	25.72%	25.18%	24.14%	28.85%	27.05%	27.24%	28.39%	25.71%	25.01%
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

(3)
Represents the total amount of nonperforming loans including troubled debt restructurings. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We generally classify loans as nonperforming when the payment of principal or interest on the loan is 60 days or more past due. As of September 30, 2012, we classified $12.7 billion of loans on accrual status as TDRs where certain borrowers have received bankruptcy relief.

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

(6)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(7)	Consists of (a) the provision for credit losses and (b) foreclosed property (income) expense.

(8)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property (income) expense, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(9)
Calculated as the amount of sale proceeds received on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers divided by the aggregate UPB of the related loans at the time of foreclosure. Net sales price represents the contract sale price less selling costs for the property and other charges paid by the seller at closing.

(10)
Consists of (a) modifications, which do not include trial modifications or repayment plans or forbearances that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 38: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

(11)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009.
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

•
Helping underwater and other eligible Fannie Mae borrowers with high LTV ratio loans refinance to more sustainable loans, including loans that significantly reduce their monthly payments, through HARP and our Refi Plus initiative;

•	Reducing defaults by offering borrowers solutions that can significantly reduce their monthly payments and enable them to stay in their homes (“home retention solutions”);

•	Pursuing “foreclosure alternatives,” which help borrowers avoid foreclosure and reduce the severity of the losses we incur overall;

•	Efficiently managing timelines for home retention solutions, foreclosure alternatives and foreclosures;

•	Improving servicing standards and servicers’ execution and consistency;

•	Managing our REO inventory to minimize costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders, servicers and providers of credit enhancement.

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
We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $3.0 trillion in liquidity to the mortgage market from January 1, 2009 through September 30, 2012 through our purchases and guarantees of loans, which enabled borrowers to complete 8.9 million mortgage refinancings and 2.5 million home purchases, and provided financing for 1.5 million units of multifamily housing.

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

•
We helped 1.2 million homeowners stay in their homes or otherwise avoid foreclosure from January 1, 2009 through September 30, 2012, which helped to support neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans through Refi Plus. From April 1, 2009, the date we began accepting delivery of Refi Plus loans, through September 30, 2012, we have acquired approximately 2.5 million loans refinanced under our Refi Plus initiative. Refinancings delivered to us through Refi Plus in the third quarter of 2012 reduced borrowers’ monthly mortgage payments by an average of $221. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed-rate mortgage or to switch from an interest-only mortgage to a fully amortizing mortgage.

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

2012 Acquisitions and Market Share
In the first nine months of 2012, we purchased or guaranteed approximately $668 billion in loans, measured by unpaid principal balance, which includes $35.9 billion in delinquent loans we purchased from our single-family MBS trusts. These activities enabled our lender customers to finance approximately 2.8 million single-family conventional loans and loans for approximately 371,000 units in multifamily properties during the first nine months of 2012.
We remained the largest single issuer of mortgage-related securities in the secondary market during the third quarter of 2012, with an estimated market share of new single-family mortgage-related securities issuances of 52%. Our estimated market share of new single-family mortgage-related securities issuances was 46% in the second quarter of 2012 and 43% in the third quarter of 2011. The volume of our loan acquisitions in the first nine months of 2012 was greater than the volume of our loan acquisitions for all of 2011, due to the implementation of changes to HARP and lower interest rates in 2012.
We remained a constant source of liquidity in the multifamily market. We owned or guaranteed approximately 22% of the outstanding debt on multifamily properties as of June 30, 2012 (the latest date for which information was available).
Amendment to Senior Preferred Stock Purchase Agreement with Treasury
On August 17, 2012, we, through FHFA acting on our behalf in its capacity as our conservator, and Treasury entered into an amendment to the senior preferred stock purchase agreement between us and Treasury. We describe the terms of this agreement and the related senior preferred stock, prior to the amendment described below, in our 2011 Form 10-K under the heading “Business—Conservatorship and Treasury Agreements—Treasury Agreements.” Unless the context indicates otherwise, references in this report to the senior preferred stock purchase agreement refer to the agreement as amended on August 17, 2012.

The August 2012 amendment revised the terms of the senior preferred stock purchase agreement and the related senior preferred stock in the following ways:

•
Dividends. Beginning in 2013, the method for calculating the amount of dividends we are required to pay Treasury on the senior preferred stock will change. The current method, which will remain in effect through December 31, 2012, is to apply an annual dividend rate of 10% to the aggregate liquidation preference of the senior preferred stock. Effective January 1, 2013, the amount of dividends payable on the senior preferred stock for a dividend period will be determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with generally accepted accounting principles (“GAAP”). For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount will be $3.0 billion during 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

As a result of these revised dividend payment provisions, beginning in 2013, when we have quarterly earnings that result in a net worth greater than the applicable capital reserve amount, we will pay dividends to Treasury in the next quarter; but if our net worth does not exceed the applicable capital reserve amount as of the end of a quarter, then we will not be required to accrue or pay any dividends in the next quarter. See “Risk Factors” for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock.

•
Periodic Commitment Fee. Effective January 1, 2013, the periodic commitment fee provided for under the agreement is suspended, as long as the changes to the dividend payment provisions referenced above remain in effect. Although we had been scheduled to begin paying this commitment fee to Treasury beginning in 2011, Treasury waived the commitment fee for each quarter of 2011 and 2012 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that the imposition of the fee would not generate increased compensation for taxpayers.

•
Transfer of Assets Covenant. The transfer of assets covenant contained in the agreement was amended to allow the company to dispose of assets and properties at fair market value, in one transaction or a series of related transactions, without requiring the prior written consent of Treasury, if such assets have a fair market value individually or in the aggregate of less than $250 million, regardless of whether or not the transaction is in the ordinary course of business.

•
Mortgage Assets Covenant. The mortgage assets covenant contained in the agreement was amended to: (1) reduce the maximum allowable amount of mortgage assets we may own as of December 31, 2012 from $656.1 billion to $650 billion; and (2) require that, on December 31 of each year following December 31, 2012, we reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year (rather than 90% as previously provided by the agreement), until the amount of our mortgage assets reaches $250 billion. This amendment to the mortgage assets covenant accelerates the reduction of our mortgage asset portfolio. As a result of this amendment, our mortgage asset cap will decrease to $250 billion by 2018, rather than by 2022.

•
Annual Risk Management Plan Covenant. A new covenant was added requiring that we provide an annual risk management plan to Treasury not later than December 15 of each year we remain in conservatorship, beginning not later than December 15, 2012. Each annual risk management plan is required to set out our strategy for reducing our risk profile and to describe the actions we will take to reduce the financial and operational risk associated with each of our business segments. Each plan delivered after December 15, 2012 must include an assessment of our performance against the planned actions described in the prior year’s plan.

In addition to the above-described amendments, the August 2012 amendment also required that we amend or replace the existing certificate of designation for the senior preferred stock to reflect the revised dividend payment provisions described above. In accordance with this requirement, on September 27, 2012, FHFA, acting on our behalf as our conservator, issued an amended and restated certificate of designation reflecting the revised terms.
In its August 17, 2012 announcement regarding the modifications to the senior preferred stock purchase agreement, Treasury stated that the modifications will help achieve several important objectives, including:

•	making sure that every dollar of earnings that Fannie Mae and Freddie Mac generate will be used to benefit taxpayers for their investment in those firms;

•	ending the circular practice of Treasury advancing funds to the GSEs simply to pay dividends back to Treasury;

•
acting upon the commitment made in the Administration’s 2011 White Paper that the GSEs will be wound down and will not be allowed to retain profits, rebuild capital, and return to the market in their prior form;

•
supporting the continued flow of mortgage credit by providing borrowers, market participants, and taxpayers with additional confidence in the ability of the GSEs to meet their commitments while operating under conservatorship; and

•	providing greater market certainty regarding the financial strength of the GSEs.
Housing and Mortgage Market and Economic Conditions
Economic growth accelerated in the third quarter of 2012 compared with the second quarter of 2012. The inflation-adjusted U.S. gross domestic product, or GDP, rose by 2.0% on an annualized basis in the third quarter of 2012, according to the Bureau of Economic Analysis advance estimate, compared with an increase of 1.3% in the second quarter of 2012. Growth in employment improved during the third quarter of 2012, as the overall economy gained an estimated 521,000 jobs, compared with 200,000 jobs in the second quarter, according to the U.S. Bureau of Labor Statistics. Over the past 12 months ending in September 2012, the economy created 1.9 million non-farm jobs. The unemployment rate was 7.8% in September 2012 compared with 8.2% in June 2012. In October 2012, non-farm payrolls strengthened, rising by 171,000 during the month, but the unemployment rate rose to 7.9%.
Housing activity improved during the third quarter of 2012. Total existing home sales averaged 4.7 million units annualized in the third quarter of 2012, a 3.2% increase from the second quarter of 2012, according to data available through October 2012 from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 24% of existing home sales in September 2012, compared with 25% in June 2012 and 30% in September 2011. New single-family home sales strengthened during the quarter, averaging an annualized rate of 377,000 units, a 4.0% increase from the prior quarter.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained high at 7.3% as of June 30, 2012, according to the Mortgage Bankers Association National Delinquency Survey. According to the National Association of REALTORS® October 2012 Existing Home Sales Report, the months’ supply of existing unsold homes was 5.9 months as of September 30, 2012, compared with 6.5 months as of June 30, 2012 and 8.1 months as of September 30, 2011. While the high level of seriously delinquent mortgage loans has resulted in a high level of foreclosures, new home building has remained at a low level, which has brought the previously elevated level of housing supply down to a more market-balanced position over the past year. However, properties that are vacant and held off the market, combined with a portion of properties backing seriously delinquent mortgages not currently listed for sale, represent an elevated level of shadow inventory that could potentially put downward pressure on home prices.
After declining by an estimated 23.7% from their peak in the third quarter of 2006 to the first quarter of 2012, we estimate that home prices on a national basis increased by 3.5% in the second quarter of 2012 and by 1.5% in the third quarter of 2012. Our home price estimates are based on preliminary data and are subject to change as additional data become available. The decline in home prices over the past several years has left many homeowners with “negative equity” in their homes, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will walk away from their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, approximately 11 million, or 22%, of all residential properties with mortgages were in a negative equity position at the end of the second quarter of 2012, the most recent date for which information is available. This potential supply also weighs on the supply/demand balance putting downward pressure on home prices. See “Risk Factors” in our 2011 Form 10-K for a description of risks to our business associated with the weak economy and housing market.
During the third quarter of 2012, the multifamily sector continued to experience growth in rental demand, but at a slightly slower rate. Preliminary third-party data suggest that the national vacancy rate for professionally managed, institutional investment-type apartment properties declined to an estimated 5.50% as of September 30, 2012, compared with an estimated 5.75% as of June 30, 2012 and an estimated 6.50% as of September 30, 2011. In addition, preliminary third-party data suggest that asking rents experienced a modest increase in the third quarter of 2012, rising by an estimated 0.75% on a national basis. As indicated by data from Axiometrics, multifamily concession rates, the rental discount rate as a percentage of asking rents, continued its declining trend during the third quarter of 2012, declining to less than -2.0%, compared with -2.3% as of June 30, 2012 and -3.0% as of September 30, 2011. Estimated positive net absorption, or the net change in the number of occupied rental units after deducting new supply added, remained positive during the third quarter of 2012, although it slowed to approximately 23,000 units, according to preliminary data from Reis, Inc., compared with more than 31,000 units during the second quarter of 2012 and more than 36,000 units during the first quarter of 2012.
Multifamily construction starts rose to an annualized rate of 260,000 units as of September 30, 2012, compared with 219,000 units as of September 30, 2011, based on data from the Census Bureau. We believe that the overall national rental market’s supply will remain fairly stable over the longer term, based on expected construction completions, annualized obsolescence and anticipated household formation trends; however, there is a potential for over-supply in a limited number of local areas over the next 24 months.
Outlook
Credit-Related Expenses and Financial Results. We expect that our credit-related expenses for 2012 will be significantly lower than for 2011. As a result, we expect to report net income for 2012, which would be the first time we have reported annual net income since 2006. There is significant uncertainty in the current market environment, however, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses and overall financial results to vary significantly from our current expectations. We further describe our outlook for credit-related expenses, including factors that could result in higher credit-related expenses than we currently expect, in “Summary of Our Financial Performance for the Third Quarter and First Nine Months of 2012—Our Expectations Regarding Future Loss Reserves and Credit-Related Expenses.”
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We realize losses on loans, through our charge-offs, when foreclosure sales are completed or when we accept short sales or deeds-in-lieu of foreclosure. We expect our credit losses to remain high in 2012 relative to pre-housing crisis levels. To the extent delays in foreclosures continue in 2012, our realization of some credit losses will be delayed. See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for more information regarding our credit losses.
Overall Market Conditions. We expect mortgage loan delinquencies and foreclosures to continue to decline slowly while remaining at levels significantly higher than pre-housing crisis levels for the remainder of 2012 and through 2013. We expect that single-family default and severity rates will remain high for the remainder of 2012 compared to pre-housing crisis levels, but will be lower in 2012 overall than in 2011 overall. Despite multifamily sector improvement at the national level, we expect multifamily foreclosures in 2012 to remain generally commensurate with 2011 levels as certain local markets and properties continue to exhibit weak fundamentals. Conditions may worsen if the unemployment rate increases on either a national or regional basis.
As a result of the changes to HARP implemented this year and historically low interest rates, we acquired more refinancings in the first nine months of 2012 than we acquired in all of 2011. We expect that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP until there is no longer a large population of borrowers with loans that have high LTV ratios who would benefit from refinancing. In particular, we expect to acquire many refinancings with LTV ratios greater than 125%, because borrowers were unable to refinance loans with LTV ratios greater than 125% in large numbers until changes to HARP were fully implemented in the second quarter of 2012. For a description of the changes to HARP, see “Business—Making Home Affordable Program—Changes to the Home Affordable Refinance Program” in our 2011 Form 10-K.
We estimate that total originations in the U.S. single-family mortgage market in 2012 will increase from 2011 levels by approximately 20% from an estimated $1.5 trillion to an estimated $1.8 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from approximately $980 billion in 2011 to approximately $1.3 trillion in 2012. Refinancings comprised approximately 79% of our single-family business volume in the first nine months of 2012, compared with approximately 76% for all of 2011.
Home Prices. After declining by an estimated 23.7% from their peak in the third quarter of 2006 to the first quarter of 2012, we estimate that home prices on a national basis increased by 3.5% in the second quarter of 2012 and by 1.5% in the third quarter of 2012. Although we believe home prices may decline again through early 2013, we expect that, if current market trends continue, home prices will not decline on a national basis below their first quarter 2012 levels. Future home price changes may be very different from our estimates as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, spending cuts, mortgage finance programs and policies, and housing finance reform; the management of the Federal Reserve’s MBS holdings; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of the European debt crisis. Because of these uncertainties, the actual home price changes we experience may differ significantly from these estimates. We also expect significant regional variation in home price changes and the timing of home price stabilization. Our estimates of home price changes are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable changes. Our estimated 23.7% peak-to-trough decline in home prices on a national basis corresponds to a 34.7% decline according to the S&P/Case-Shiller U.S. National Home Price Index.
Uncertainty Regarding our Future Status. There is significant uncertainty regarding the future of our company, including how long the company will continue to be in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. We expect this uncertainty to continue. In February 2011, Treasury and the Department of Housing and Urban Development (“HUD”) released a report to Congress on reforming America’s housing finance market. The report states that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In February 2012, Treasury Secretary Geithner stated that the Administration intended to release new details around approaches to housing finance reform, including winding down Fannie Mae and Freddie Mac, and to work with congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012.
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
Treasury Draws and Dividend Payments. As a result of the revisions to the dividend payment provisions in our senior preferred stock purchase agreement with Treasury described in “Amendment to Senior Preferred Stock Purchase Agreement with Treasury,” beginning in 2013, if our net worth does not exceed the applicable capital reserve amount as of the end of a fiscal quarter, then no dividend amount will accrue or be payable for the applicable dividend period. Accordingly, beginning in 2013, we will no longer be required to draw additional funds from Treasury under the senior preferred stock purchase agreement in order to meet our dividend obligations to Treasury on the senior preferred stock. However, in some future periods we could have a net worth deficit and in such case we would be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. See “Risk Factors” for a discussion of the risks relating to our dividend obligation to Treasury on the senior preferred stock.
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary, including estimates and expectations regarding our future financial results, the profitability of single-family loans we have acquired, our credit losses, our loss reserves, our credit-related expenses, and our draws from and dividends to Treasury. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, including future home prices and the future performance of our loans. Our future estimates of our performance, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic variables; government policy; the length of time it takes to complete foreclosures; changes in GAAP; credit availability; borrower behavior; the volume of loans we modify; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; changes in the fair value of our assets and liabilities; impairments of our assets; natural or other disasters; and many other factors, including those discussed in “Risk Factors,” “Forward-Looking Statements” and elsewhere in this report, and in “Risk Factors” in our 2011 Form 10-K. For example, if the economy were to enter a deep recession, we would expect actual outcomes to differ substantially from our current expectations.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Legislative and Regulatory Developments” and “Business—Our Charter and Regulation of Our Activities” in our 2011 Form 10-K and in “MD&A—Legislative and Regulatory Developments” in both our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (“First Quarter 2012 Form 10-Q”) and our Second Quarter 2012 Form 10-Q. Also see “Risk Factors” in this report and our 2011 Form 10-K for a discussion of risks relating to legislative and regulatory matters.

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
In February 2012, Treasury Secretary Geithner stated that the Administration intended to release new details around approaches to housing finance reform, including winding down Fannie Mae and Freddie Mac, and to work with congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012. As of the date of this filing, no further details have been released.
In the current congressional session, Congress has held hearings on the future status of Fannie Mae and Freddie Mac, and members of Congress have offered legislative proposals relating to the future status of the GSEs. We expect Congress to continue considering this issue in the next congressional session that begins in 2013. We expect additional hearings on GSE reform and additional legislation to be considered and proposals to be discussed, including proposals that could result in a substantial change to our business structure or that involve Fannie Mae’s liquidation or dissolution. Several bills have been introduced in the current congressional session that would place the GSEs into receivership after a period of time and either grant federal charters to new entities to engage in activities similar to those currently engaged in by the GSEs or leave secondary mortgage market activities to entities in the private sector. For example, legislation has been introduced in both the House of Representatives and the Senate that would require FHFA to make a determination within two years of enactment regarding whether the GSEs were financially viable and, if the GSEs were determined not to be financially viable, to place them into receivership. As drafted, these bills may, upon enactment, impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of our existing and future liabilities.
In addition to bills that seek to resolve the status of the GSEs, numerous bills have been introduced and considered in the current congressional session that could constrain the current operations of the GSEs or alter the existing authority that FHFA or Treasury has over the enterprises. For example, the Subcommittee on Capital Markets and Government Sponsored Enterprises of the House Financial Services Committee has approved bills that would or could:

•	suspend current compensation packages and apply a government pay scale for GSE employees;

•	require the GSEs to increase guaranty fees;

•	subject GSE loans to the risk retention standards in the Dodd-Frank Act;

•	require a quicker reduction of GSE portfolios than required under the senior preferred stock purchase agreement;

•	require Treasury to pre-approve all GSE debt issuances;

•	repeal the GSEs’ affordable housing goals;

•	provide additional authority to FHFA’s Inspector General;

•	prohibit FHFA from approving any new GSE products during conservatorship or receivership, with certain exceptions;

•	prevent Treasury from amending the senior preferred stock purchase agreement to reduce the dividend rate on our senior preferred stock;

•	abolish the Affordable Housing Trust Fund that the GSEs are required to fund except when such contributions have been temporarily suspended by FHFA;

•	require FHFA to identify mission critical assets of the GSEs and require the GSEs to dispose of non-mission critical assets;

•	cap the maximum aggregate amount of funds Treasury or any other agency or entity of the federal government can provide to the GSEs subject to certain qualifications;

•	grant FHFA the authority to revoke the enterprises’ charters following receivership under certain circumstances; and

•	subject the GSEs to the Freedom of Information Act.
Of these bills that passed at a subcommittee level, the only one that has passed the full committee is the bill that would put GSE employees on a government pay scale. Unless these bills are enacted by the end of 2012, they would need to be reintroduced in the next congressional session that convenes in January 2013 in order to be considered again. We expect additional legislation relating to the GSEs to be introduced and considered by Congress. We cannot predict the prospects for the enactment, timing or content of legislative proposals concerning the future status of the GSEs, their regulation or operations.
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
The Dodd-Frank Act: Regulation of Swap Transactions
The Commodity Futures Trading Commission (the “CFTC”) and the SEC issued a joint final rule in May 2012 that, among other items, established the definitions of “swap dealer,” “security-based swap dealer,” “major swap participant” and “major security-based swap participant” under the Dodd-Frank Act. Institutions that meet one of these definitions are required to register with either the CFTC or the SEC, as applicable, and are subject to significant additional regulations. In addition, in August 2012, the CFTC and SEC issued a joint final rule that, among other items, defines “swap” and “security-based swap.”
We have reviewed these rules and determined that we are not a swap dealer, security-based swap dealer, major swap participant or major security-based swap participant for purposes of the Dodd-Frank Act. Accordingly, we do not need to register with the CFTC or the SEC. Although we do not need to register with the CFTC or the SEC, because we are a user of interest rate swaps, the Dodd-Frank Act requires us, among other items, to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, the Federal Reserve Board, the Federal Deposit Insurance Corporation, FHFA, the Farm Credit Administration and the Office of the Comptroller of the Currency have proposed rules under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. These proposed rules would require that, for all trades that have not been submitted to a derivatives clearing organization, we collect from our counterparties and provide to our counterparties collateral in excess of the amounts we have historically collected or provided.
Increase in Single-Family Guaranty Fee Pricing
In August 2012, FHFA directed us and Freddie Mac to increase our single-family guaranty fee prices by an average of 10 basis points. This increase was effective on November 1, 2012 for whole loan commitments and will be effective on December 1, 2012 for loans exchanged for Fannie Mae MBS. These changes to guaranty fee pricing represent a step toward encouraging greater participation in the mortgage market by private firms, which is one of the goals set forth in FHFA’s strategic plan for the next phase of Fannie Mae’s and Freddie Mac’s conservatorships.

In addition to the fee increase described above, in September 2012, FHFA published a notice presenting an approach to adjust the guaranty fees that we and Freddie Mac charge on single-family mortgages in states where costs related to foreclosure practices are significantly higher than the national average. The approach outlined in FHFA’s notice would be to charge a one-time upfront payment of between 15 and 30 basis points on each loan acquired in the following five states that have significantly higher default-related costs than the national average: Connecticut, Florida, Illinois, New Jersey and New York. FHFA’s notice requests public input on this approach and potential future approaches to setting and adjusting state-level guaranty fees. FHFA’s notice indicates that, after reviewing public input and determining a final state-level guaranty fee pricing method, it expects to direct us and Freddie Mac to implement these pricing adjustments in 2013.

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
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:
•    Fair Value Measurement
•    Total Loss Reserves
•    Other-Than-Temporary Impairment of Investment Securities
See “MD&A—Critical Accounting Policies and Estimates” in our 2011 Form 10-K for a detailed discussion of these critical accounting policies and estimates. We provide below information about our Level 3 assets and liabilities as of September 30, 2012 as compared with December 31, 2011. We also describe any significant changes in the judgments and assumptions we made during the first nine months of 2012 in applying our critical accounting policies and significant changes to critical estimates.
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
Table 4 presents a comparison of the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis (“recurring assets”) that were classified as Level 3 as of September 30, 2012 and December 31, 2011. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 4: Level 3 Recurring Financial Assets at Fair Value

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Trading securities	$2,573	$4,238
Available-for-sale securities	25,840	29,492
Mortgage loans	2,416	2,319
Other assets	197	238
Level 3 recurring assets	$31,026	$36,287
Total assets	$3,226,250	$3,211,484
Total recurring assets measured at fair value	$120,617	$156,552
Level 3 recurring assets as a percentage of total assets	1%	1%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	26%	23%
Total recurring assets measured at fair value as a percentage of total assets	4%	5%
Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include mortgage loans and acquired property. The fair value of Level 3 nonrecurring assets totaled $30.4 billion as of September 30, 2012.
Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $1.9 billion as of September 30, 2012 and $1.2 billion as of December 31, 2011, and other liabilities with a fair value of $167 million as of September 30, 2012 and $173 million as of December 31, 2011.
We updated our assumptions for prepayment speeds, severities and default rates during the third quarter of 2012, which resulted in an increase in the fair value of our loans of approximately $23 billion. These updates resulted in lower expectations of losses on certain loans, primarily performing loans with high LTV ratios.
Total Loss Reserves
Our total loss reserves consist of the following components:

•	Allowance for loan losses;

•	Allowance for accrued interest receivable;

•	Reserve for guaranty losses; and

•	Allowance for preforeclosure property tax and insurance receivable.
These components can be further divided into our single-family and multifamily loss reserves.
We continually monitor delinquency and default trends and periodically make changes in our historically developed assumptions to better reflect present conditions. In the third quarter of 2012, as described below, we enhanced our collective single-family loss reserve model and our model that calculates loss reserves for individually impaired loans. The combined impact from these changes resulted in an approximately $3.5 billion increase to our allowance for loan losses and provision for credit losses.
We enhanced our loan loss models for loans in our collective single-family loss reserve to reflect more recent experience of default expectations, including incorporating current credit bureau data, which provides additional information about the borrower’s ability to pay. The impact of this change had the most pronounced effect on loans with higher mark-to-market LTV ratios, where we have observed better than anticipated payment performance. The change resulted in an approximately $1.5 billion decrease to our allowance for loan losses and provision for credit losses.
We also enhanced our single-family loan loss models for individually impaired loans based on current observable trends of payment behavior on our modified loans to reflect slower prepayment and lower default expectations for these loans, which significantly extended the expected average life of our modified loans. Since a loan modification changes the contractual terms of a loan such that a concession is granted to the borrower, an extension of the average life of a modified loan increases the charge we record related to the concession. Therefore, while our expectations of credit loss decreased due to better performance of our modified loans, this decrease was more than offset by an increase in the present value of the concession granted to the borrower by the modification. The change resulted in an approximately $5.0 billion increase to our allowance for loan losses and provision for credit losses.

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
In the second quarter of 2012, we updated our assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities to incorporate observable market trends, which included extending the time it takes to liquidate loans underlying these securities and increasing severity rates for loans where the servicer stopped advancing payments. These updates resulted in lower net present value of cash flow projections on our Alt-A and subprime securities and increased our other-than-temporary impairment expense by approximately $500 million. We provide more detailed information on our accounting for other-than-temporary impairment in “Note 5, Investments in Securities.”

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our condensed consolidated results of operations for the periods indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 5 displays a summary of our condensed consolidated results of operations for the periods indicated.
Table 5: Summary of Condensed Consolidated Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in millions)
Net interest income	$5,317	$5,186	$131	$15,942	$15,118	$824
Fee and other income	378	291	87	1,148	793	355
Net revenues	$5,695	$5,477	$218	$17,090	$15,911	$1,179
Investment gains, net	134	73	61	381	319	62
Net other-than-temporary impairments	(38)	(262)	224	(701)	(362)	(339)
Fair value losses, net	(1,020)	(4,525)	3,505	(3,186)	(5,870)	2,684
Administrative expenses	(588)	(591)	3	(1,719)	(1,765)	46
Credit-related expenses
Provision for credit losses	(2,079)	(4,151)	2,072	(1,038)	(21,242)	20,204
Foreclosed property income (expense)	48	(733)	781	(221)	(743)	522
Total credit-related expenses	(2,031)	(4,884)	2,853	(1,259)	(21,985)	20,726
Other non-interest expenses(1)	(339)	(373)	34	(956)	(787)	(169)
Income (loss) before federal income taxes	1,813	(5,085)	6,898	9,650	(14,539)	24,189
Benefit for federal income taxes	—	—	—	—	91	(91)
Net income (loss)	1,813	(5,085)	6,898	9,650	(14,448)	24,098
Less: Net loss (income) attributable to the noncontrolling interest	8	—	8	4	(1)	5
Net income (loss) attributable to Fannie Mae	$1,821	$(5,085)	$6,906	$9,654	$(14,449)	$24,103
Total comprehensive income (loss) attributable to Fannie Mae	$2,567	$(5,282)	$7,849	$11,090	$(14,463)	$25,553
__________

(1)	Consists of debt extinguishment losses, net and other expenses.

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
Table 6: Analysis of Net Interest Income and Yield

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$366,836	$3,536	3.86%	$386,067	$3,701	3.83%
Mortgage loans of consolidated trusts	2,627,408	27,057	4.12	2,598,264	30,633	4.72
Total mortgage loans	2,994,244	30,593	4.09	2,984,331	34,334	4.60
Mortgage-related securities	263,333	3,085	4.69	312,482	3,930	5.03
Elimination of Fannie Mae MBS held in portfolio	(171,205)	(2,075)	4.85	(199,691)	(2,520)	5.05
Total mortgage-related securities, net	92,128	1,010	4.39	112,791	1,410	5.00
Non-mortgage securities(1)	42,922	13	0.12	72,333	24	0.13
Federal funds sold and securities purchased under agreements to resell or similar arrangements	40,565	19	0.18	27,217	7	0.10
Advances to lenders	7,178	34	1.85	3,417	19	2.18
Total interest-earning assets	$3,177,037	$31,669	3.99%	$3,200,089	$35,794	4.47%
Interest-bearing liabilities:
Short-term debt(2)	$93,186	$37	0.16%	$181,495	$63	0.14%
Long-term debt	559,968	2,919	2.09	552,191	3,385	2.45
Total short-term and long-term funding debt	653,154	2,956	1.81	733,686	3,448	1.88
Debt securities of consolidated trusts	2,707,451	25,471	3.76	2,650,256	29,680	4.48
Elimination of Fannie Mae MBS held in portfolio	(171,205)	(2,075)	4.85	(199,691)	(2,520)	5.05
Total debt securities of consolidated trusts held by third parties	2,536,246	23,396	3.69	2,450,565	27,160	4.43
Total interest-bearing liabilities	$3,189,400	$26,352	3.30%	$3,184,251	$30,608	3.84%
Net interest income/net interest yield		$5,317	0.67%		$5,186	0.65%
Net interest income/net interest yield of consolidated trusts(3)		$1,586	0.24%		$953	0.15%

	For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$372,916	$10,704	3.83%	$395,686	$11,146	3.76%
Mortgage loans of consolidated trusts	2,613,196	84,482	4.31	2,601,710	94,111	4.82
Total mortgage loans	2,986,112	95,186	4.25	2,997,396	105,257	4.68
Mortgage-related securities	275,456	9,809	4.75	321,979	12,204	5.05
Elimination of Fannie Mae MBS held in portfolio	(178,218)	(6,558)	4.91	(206,176)	(7,956)	5.15
Total mortgage-related securities, net	97,238	3,251	4.46	115,803	4,248	4.89
Non-mortgage securities(1)	55,391	56	0.13	76,266	99	0.17
Federal funds sold and securities purchased under agreements to resell or similar arrangements	33,349	42	0.17	20,980	20	0.13
Advances to lenders	5,959	89	1.96	3,548	59	2.19
Total interest-earning assets	$3,178,049	$98,624	4.14%	$3,213,993	$109,683	4.55%
Interest-bearing liabilities:
Short-term debt(2)	$105,393	$108	0.13%	$160,961	$246	0.20%
Long-term debt	569,112	9,101	2.13	591,126	11,383	2.57
Total short-term and long-term funding debt	674,505	9,209	1.82	752,087	11,629	2.06
Debt securities of consolidated trusts	2,685,408	80,031	3.97	2,652,057	90,892	4.57
Elimination of Fannie Mae MBS held in portfolio	(178,218)	(6,558)	4.91	(206,176)	(7,956)	5.15
Total debt securities of consolidated trusts held by third parties	2,507,190	73,473	3.91	2,445,881	82,936	4.52
Total interest-bearing liabilities	$3,181,695	$82,682	3.46%	$3,197,968	$94,565	3.94%
Net interest income/net interest yield		$15,942	0.67%		$15,118	0.63%
Net interest income/net interest yield of consolidated trusts(3)		$4,451	0.23%		$3,219	0.16%

					As of September 30,
					2012	2011
Selected benchmark interest rates(4)
3-month LIBOR					0.36%	0.37%
2-year swap rate					0.37	0.58
5-year swap rate					0.76	1.26
30-year Fannie Mae MBS par coupon rate					1.84	2.96
__________

(1)	Includes cash equivalents.

(2)	Includes federal funds purchased and securities sold under agreements to repurchase.

(3)
Net interest income of consolidated trusts represents interest income from mortgage loans of consolidated trusts less interest expense from debt securities of consolidated trusts. Net interest yield is calculated based on net interest income from consolidated trusts divided by average balance of mortgage loans of consolidated trusts.

(4)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg L.P.

Table 7: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2012 vs. 2011			September 30, 2012 vs. 2011
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(165)	$(185)	$20	$(442)	$(651)	$209
Mortgage loans of consolidated trusts	(3,576)	340	(3,916)	(9,629)	414	(10,043)
Total mortgage loans	(3,741)	155	(3,896)	(10,071)	(237)	(9,834)
Mortgage-related securities	(845)	(589)	(256)	(2,395)	(1,688)	(707)
Elimination of Fannie Mae MBS held in portfolio	445	348	97	1,398	1,042	356
Total mortgage-related securities, net	(400)	(241)	(159)	(997)	(646)	(351)
Non-mortgage securities(2)	(11)	(9)	(2)	(43)	(24)	(19)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	12	4	8	22	14	8
Advances to lenders	15	18	(3)	30	37	(7)
Total interest income	(4,125)	(73)	(4,052)	(11,059)	(856)	(10,203)
Interest expense:
Short-term debt (3)	(26)	(34)	8	(138)	(71)	(67)
Long-term debt	(466)	47	(513)	(2,282)	(411)	(1,871)
Total short-term and long-term funding debt	(492)	13	(505)	(2,420)	(482)	(1,938)
Debt securities of consolidated trusts	(4,209)	628	(4,837)	(10,861)	1,130	(11,991)
Elimination of Fannie Mae MBS held in portfolio	445	348	97	1,398	1,042	356
Total debt securities of consolidated trusts held by third parties	(3,764)	976	(4,740)	(9,463)	2,172	(11,635)
Total interest expense	(4,256)	989	(5,245)	(11,883)	1,690	(13,573)
Net interest income	$131	$(1,062)	$1,193	$824	$(2,546)	$3,370
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.
Although our portfolio balance declined, net interest income increased in the third quarter and first nine months of 2012, compared with the third quarter and first nine months of 2011, primarily due to lower interest expense on funding debt, a reduction in the amount of interest income not recognized for nonaccrual mortgage loans and accelerated net amortization income on loans and debt of consolidated trusts. These factors were partially offset by lower interest income on Fannie Mae mortgage loans and securities. The primary drivers of these changes were:

•	lower interest expense on funding debt due to lower borrowing rates and lower funding needs, which allowed us to continue to replace higher-cost debt with lower-cost debt;

•
higher coupon interest income recognized on mortgage loans due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans. The balance of nonaccrual loans in our condensed consolidated balance sheet declined as we continued to complete a high number of loan workouts and foreclosures, and fewer loans became seriously delinquent;

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

Additionally, our net interest income and net interest yield were higher than they would have otherwise been because our debt funding needs were lower than would otherwise have been required because of the funds we have received from Treasury to date under the senior preferred stock purchase agreement and because dividends paid to Treasury are not recognized as interest expense.
Table 8 displays the interest income not recognized for loans on nonaccrual status and the resulting reduction in our net interest yield on total interest earning assets for the periods indicated.
Table 8: Impact of Nonaccrual Loans on Net Interest Income

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2012			2011			2012			2011
	Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)
	(Dollars in millions)
Mortgage loans of Fannie Mae	$(856)			$(1,078)			$(2,734)			$(3,623)
Mortgage loans of consolidated trusts	(137)			(212)			(464)			(690)
Total mortgage loans	$(993)	(12)	bp	$(1,290)	(16)	bp	$(3,198)	(13)	bp	$(4,313)	(18)	bp
__________

(1)	Amount includes cash received for loans on nonaccrual status.

(2)	Calculated based on annualized interest income not recognized divided by total interest-earning assets, expressed in basis points.
For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”
Other-Than-Temporary Impairment of Investment Securities
Net other-than-temporary impairments for the third quarter of 2012 decreased compared with the third quarter of 2011, primarily due to an increase in the net present value of projected cash flows on our Alt-A and subprime private-label securities resulting from improved home prices, as well as a tightening of credit spreads.
The increase in net other-than-temporary impairments for the first nine months of 2012 compared with the first nine months of 2011 was primarily driven by an update to the assumptions used to project cash flow estimates on our Alt-A and subprime securities in the second quarter of 2012. For additional information, see “Critical Accounting Policies and Estimates—Other-Than-Temporary Impairment of Investment Securities.”
Fair Value Losses, Net
Table 9 displays the components of our fair value gains and losses.

Table 9: Fair Value Losses, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Risk management derivatives fair value losses attributable to:
Net contractual interest expense accruals on interest rate swaps	$(369)	$(497)	$(1,134)	$(1,790)
Net change in fair value during the period	(139)	(3,570)	(1,016)	(3,777)
Total risk management derivatives fair value losses, net	(508)	(4,067)	(2,150)	(5,567)
Mortgage commitment derivatives fair value losses, net	(816)	(188)	(1,583)	(226)
Total derivatives fair value losses, net	(1,324)	(4,255)	(3,733)	(5,793)
Trading securities gains (losses), net	406	(214)	676	146
Other, net(1)	(102)	(56)	(129)	(223)
Fair value losses, net	$(1,020)	$(4,525)	$(3,186)	$(5,870)

			2012	2011
5-year swap rate:
As of January 1			1.22%	2.18%
As of March 31			1.27	2.47
As of June 30			0.97	2.03
As of September 30			0.76	1.26
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
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
Risk Management Derivatives Fair Value Losses, Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. We recognized risk management derivative fair value losses in the third quarter and first nine months of 2012 and 2011 primarily as a result of a decrease in the fair value of our pay-fixed derivatives due to a decline in swap rates during these periods. Risk management derivative fair value losses in the third quarter and first nine months of 2011 were greater than the losses in the third quarter and first nine months of 2012, primarily due to a significant decline in swap rates in the third quarter and first nine months of 2011 compared with a more modest decline in swap rates in the third quarter and first nine months of 2012.
We present, by derivative instrument type, the fair value gains and losses on our derivatives for the three and nine months ended September 30, 2012 and 2011 in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value Losses, Net

We recognized fair value losses on our mortgage commitments in the third quarter and first nine months of 2012 and 2011 primarily due to losses on commitments to sell mortgage-related securities as a result of an increase in prices as interest rates decreased during the commitment period. Mortgage commitment derivative fair value losses in the third quarter and first nine months of 2012 were greater than the losses in the third quarter and first nine months of 2011, primarily as a result of (1) a higher volume of net commitments to sell mortgage-related securities in the third quarter and first nine months of 2012, and

(2) a further increase in prices driven by the Federal Reserve’s announcement that it would increase its MBS purchases from financial institutions beginning in September 2012.
Trading Securities Gains (Losses), Net
Gains from our trading securities in the third quarter and first nine months of 2012 were primarily driven by the narrowing of credit spreads on commercial mortgage-backed securities (“CMBS”).
Losses from our trading securities in the third quarter of 2011 were primarily driven by the widening of credit spreads on CMBS. However, these credit spreads narrowed over the first nine months of 2011, which primarily drove gains on trading securities for the nine-month period.
Credit-Related Expenses
We refer to our provision for loan losses and guaranty losses collectively as our “provision for credit losses.” Credit-related expenses consist of our provision for credit losses and foreclosed property (income) expense.
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
Table 10 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. As of September 30, 2012, we estimate that nearly two-thirds of this amount represents credit losses we expect to realize in the future and over one-third will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”
Table 10: Total Loss Reserves

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Allowance for loan losses	$63,012	$72,156
Reserve for guaranty losses(1)	1,295	994
Combined loss reserves	64,307	73,150
Allowance for accrued interest receivable	1,832	2,496
Allowance for preforeclosure property taxes and insurance receivable(2)	769	1,292
Total loss reserves	66,908	76,938
Fair value losses previously recognized on acquired credit-impaired loans(3)	14,304	16,273
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$81,212	$93,211
__________

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
The following table displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the three and nine months ended September 30, 2012 and 2011.

Table 11: Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended September 30,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$52,082	$11,293	$63,375	$55,966	$13,540	$69,506
Provision (benefit) for loan losses	3,029	(946)	2,083	(196)	4,355	4,159
Charge-offs(1)(2)	(3,309)	(232)	(3,541)	(3,853)	(260)	(4,113)
Recoveries	323	27	350	848	35	883
Transfers(3)	1,378	(1,378)	—	1,770	(1,770)	—
Other(4)	711	34	745	863	137	1,000
Ending balance(5)	$54,214	$8,798	$63,012	$55,398	$16,037	$71,435
Reserve for guaranty losses:
Beginning balance	$1,320	$—	$1,320	$960	$—	$960
Benefit for guaranty losses	(4)	—	(4)	(8)	—	(8)
Charge-offs	(32)	—	(32)	(38)	—	(38)
Recoveries	11	—	11	2	—	2
Ending balance	$1,295	$—	$1,295	$916	$—	$916
Combined loss reserves:
Beginning balance	$53,402	$11,293	$64,695	$56,926	$13,540	$70,466
Total provision (benefit) for credit losses	3,025	(946)	2,079	(204)	4,355	4,151
Charge-offs(1)(2)	(3,341)	(232)	(3,573)	(3,891)	(260)	(4,151)
Recoveries	334	27	361	850	35	885
Transfers(3)	1,378	(1,378)	—	1,770	(1,770)	—
Other(4)	711	34	745	863	137	1,000
Ending balance(5)	$55,509	$8,798	$64,307	$56,314	$16,037	$72,351

	For the Nine Months Ended September 30,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556
Provision (benefit) for loan losses	1,083	(407)	676	10,003	10,545	20,548
Charge-offs(1)(2)	(11,625)	(703)	(12,328)	(15,018)	(1,466)	(16,484)
Recoveries	1,185	136	1,321	3,197	1,537	4,734
Transfers(3)	5,195	(5,195)	—	7,739	(7,739)	—
Other(4)	1,067	120	1,187	947	134	1,081
Ending balance(5)	$54,214	$8,798	$63,012	$55,398	$16,037	$71,435
Reserve for guaranty losses:
Beginning balance	$994	$—	$994	$323	$—	$323
Provision for guaranty losses	362	—	362	694	—	694
Charge-offs	(132)	—	(132)	(106)	—	(106)
Recoveries	71	—	71	5	—	5
Ending balance	$1,295	$—	$1,295	$916	$—	$916
Combined loss reserves:
Beginning balance	$58,303	$14,847	$73,150	$48,853	$13,026	$61,879
Total provision (benefit) for credit losses	1,445	(407)	1,038	10,697	10,545	21,242
Charge-offs(1)(2)	(11,757)	(703)	(12,460)	(15,124)	(1,466)	(16,590)
Recoveries	1,256	136	1,392	3,202	1,537	4,739
Transfers(3)	5,195	(5,195)	—	7,739	(7,739)	—
Other(4)	1,067	120	1,187	947	134	1,081
Ending balance(5)	$55,509	$8,798	$64,307	$56,314	$16,037	$72,351

					As of
					September 30, 2012	December 31, 2011
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family					$63,100	$71,512
Multifamily					1,207	1,638
Total					$64,307	$73,150
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family					2.22%	2.52%
Multifamily					0.60	0.84
Combined loss reserves as a percentage of:
Total guaranty book of business					2.11%	2.41%
Recorded investment in nonperforming loans					25.38	29.03

_________

(1)
Includes accrued interest of $198 million and $289 million for the three months ended September 30, 2012 and 2011, respectively, and $709 million and $1.1 billion for the nine months ended September 30, 2012 and 2011, respectively.

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

(5)	Includes $376 million and $334 million as of September 30, 2012 and 2011, respectively, for acquired credit-impaired loans.
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
The decrease in our provision for credit losses in the third quarter of 2012 compared with the third quarter of 2011 was primarily due to a decrease in our total loss reserves driven by an improvement in the profile of our single-family book of business resulting primarily from an increase in actual and expected home prices, including the sales prices of our REO properties throughout 2012. Home prices increased by 1.5% in the third quarter of 2012 compared with a 0.9% decline in the third quarter of 2011 and increased by 4.8% in the first nine months of 2012 compared with a 1.7% decrease in the first nine months of 2011. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default. In addition, sales prices on dispositions of our REO properties improved in the third quarter of 2012 as a result of strong demand compared to both the second quarter of 2012 and the prior year. We received net proceeds from our REO sales equal to 61% of the loans’ unpaid principal balance in the third quarter of 2012, compared with 59% in the second quarter of 2012 and 54% in the third quarter of 2011. The increase in sales proceeds reduces the amount of credit loss at foreclosure and, accordingly, results in a lower provision for credit loss.
The positive impact of higher home prices and higher REO sales values on our provision for credit losses in the third quarter of 2012 was partially offset by a $3.5 billion increase in our provision for credit losses due to changes in our assumptions and data used in calculating our loss reserves. For additional information on the impact from changes in our assumptions used in calculating our loss reserves in the third quarter of 2012, see “Critical Accounting Policies and Estimates—Total Loss Reserves.”
In addition, our provision for credit losses in the third quarter of 2012 was negatively impacted by a change in our accounting for loans to certain borrowers who have received bankruptcy relief, which led to an increase in the number of loans we classify as TDRs. A TDR is a loan restructuring that grants a concession to a borrower experiencing financial difficulties. In the third quarter of 2012, we began classifying loans as TDRs where the borrower used the bankruptcy process to receive a discharge of the mortgage debt or to cure a mortgage delinquency over time. We determined that the discharge of mortgage debt in bankruptcy was a concession in cases in which the discharge effectively resulted in us losing our ability to hold the borrower personally liable for deficiencies under state law, although we continue to be able to foreclose on the collateral.  We also determined that curing a mortgage delinquency over time through bankruptcy resulted in a concession similar to other long-term repayment plans. The increase in TDRs as a result of this change resulted in an increase in our provision for credit losses of approximately $1.1 billion.
We continue to experience high volumes of loan modifications involving concessions to borrowers, which are considered TDRs. Individual impairment for a TDR is based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, discounted at the loan’s original effective interest rate. If we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure the impairment based on the fair value of the collateral, less selling cost. The allowance calculated for an individually impaired loan has generally been greater than the allowance that would be calculated under the collective reserve.

The significant decrease in our provision for credit losses in the first nine months of 2012 compared with the first nine months of 2011 was primarily due to an increase in actual and expected home prices in 2012.
In April 2012, FHFA issued an Advisory Bulletin that could have an impact on our provision for credit losses in the future; however, we are still assessing the impact of the Advisory Bulletin. See “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” in our Second Quarter 2012 Form 10-Q for additional information.
We discuss our expectations regarding our future credit-related expenses and loss reserves in “Executive Summary—Summary of Our Financial Performance for the Third Quarter and First Nine Months of 2012—Our Expectations Regarding Future Loss Reserves and Credit-Related Expenses.”
Nonperforming Loans
Our balance of nonperforming single-family loans remained high as of September 30, 2012 due to both high levels of delinquencies and an increase in TDRs. The increase in TDRs as of September 30, 2012 compared with December 31, 2011 resulted from our classification, beginning in the third quarter of 2012, of loans to certain borrowers who have received bankruptcy relief as TDRs.
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
Table 12: Nonperforming Single-Family and Multifamily Loans

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$122,602	$142,998
Troubled debt restructurings on accrual status(1)(2)	130,760	108,797
Total on-balance sheet nonperforming loans	253,362	251,795
Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts(3)	72	154
Total nonperforming loans	253,434	251,949
Allowance for loan losses and allowance for accrued interest receivable related to individually impaired on-balance sheet nonperforming loans	(49,385)	(47,711)
Total nonperforming loans, net of allowance	$204,049	$204,238
Accruing on-balance sheet loans past due 90 days or more(4)	$831	$768

	For the Nine Months Ended
	September 30,
	2012	2011
	(Dollars in millions)
Interest related to on-balance sheet nonperforming loans:
Interest income forgone(5)	$6,108	$6,475
Interest income recognized for the period(6)	4,659	4,760

__________

(1)	Includes HomeSaver Advance first-lien loans on accrual status.

(2)	As of September 30, 2012, we classified $12.7 billion of loans on accrual status as TDRs where certain borrowers have received bankruptcy relief.

(3)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(4)
Recorded investment in loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. The majority of this amount consists of loans insured or guaranteed by the U.S. government and loans for which we have recourse against the seller in the event of a default.

(5)
Represents the amount of interest income we did not record but would have recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their original contractual terms.

(6)
Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period. Includes primarily amounts accrued while the loans were performing and cash payments received on nonaccrual loans.

Foreclosed Property (Income) Expense
The decrease in foreclosed property expense in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011 was primarily due to improved sales prices on dispositions of our REO properties, resulting from strong demand in markets with limited REO supply. In addition, foreclosed property expense in the third quarter and first nine months of 2011 was negatively impacted by a decrease in the estimated recovery amount due to us from mortgage insurers.
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

Table 13: Credit Loss Performance Metrics

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2012			2011			2012			2011
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$3,212	42.2	bp	$3,266	42.8	bp	$11,068	48.5	bp	$11,851	51.6	bp
Foreclosed property (income) expense	(48)	(0.6)		733	9.6		221	1.0		743	3.2
Credit losses including the effect of fair value losses on acquired credit-impaired loans	3,164	41.6		3,999	52.4		11,289	49.5		12,594	54.8
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(2)	348	4.6		461	6.1		1,142	5.0		1,484	6.5
Credit losses and credit loss ratio	$3,512	46.2	bp	$4,460	58.5	bp	$12,431	54.5	bp	$14,078	61.3	bp
Credit losses attributable to:
Single-family	$3,485			$4,384			$12,218			$13,798
Multifamily	27			76			213			280
Total	$3,512			$4,460			$12,431			$14,078
Single-family default rate		0.38%			0.44%			1.20%			1.34%
Single-family initial charge-off severity rate (3)		29.83%			34.20%			31.36%			35.00%
Average multifamily default rate		0.05%			0.08%			0.30%			0.38%
Average multifamily initial charge-off severity rate (3)		28.31%			32.49%			37.03%			35.40%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from short sales.

Credit losses decreased in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011 primarily due to: (1) improved actual home prices and sales prices of our REO properties resulting from strong demand in markets with limited REO supply; and (2) lower volume of REO acquisitions due to the slow pace of foreclosures. The decrease in credit losses was partially offset by a decrease in amounts collected by us as a result of repurchase requests in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011.We expect our credit losses to remain high in 2012 relative to pre-housing crisis levels. We expect delays in foreclosures to continue for the remainder of 2012, which delays our realization of credit losses.
Our new single-family book of business accounted for approximately 6% of our single-family credit losses for the third quarter of 2012 and 4% of these losses for the first nine months of 2012. Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines. We provide more detailed credit performance information, including serious delinquency rates by geographic region and foreclosure activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”
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
Table 14: Single-Family Credit Loss Sensitivity(1)

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Gross single-family credit loss sensitivity	$14,201	$21,922
Less: Projected credit risk sharing proceeds	(1,137)	(1,690)
Net single-family credit loss sensitivity	$13,064	$20,232
Single-family loans in our portfolio and loans underlying Fannie Mae MBS	$2,774,803	$2,769,454
Single-family net credit loss sensitivity as a percentage of outstanding single-family loans in our portfolio and Fannie Mae MBS	0.47%	0.73%
__________

(1)
Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 98% and 97% of our total single-family guaranty book of business as of September 30, 2012 and December 31, 2011, respectively. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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
In this section, we summarize our segment results for the third quarter and first nine months of 2012 and 2011 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 10, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.

Single-Family Business Results
Table 15 displays the financial results of our Single-Family business for the periods indicated. For a discussion on Single-Family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Expenses and other items that impact income or loss primarily include credit-related expenses, net interest loss and administrative expenses.
Table 15: Single-Family Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in millions)
Net interest loss(1)	$(192)	$(374)	$182	$(786)	$(1,952)	$1,166
Guaranty fee income(2)(3)	2,014	1,867	147	5,895	5,618	277
Credit-related expenses(4)	(2,130)	(4,782)	2,652	(1,500)	(21,821)	20,321
Other expenses(3)(5)	(502)	(456)	(46)	(1,333)	(1,414)	81
(Loss) income before federal income taxes	(810)	(3,745)	2,935	2,276	(19,569)	21,845
(Provision) benefit for federal income taxes	(12)	(1)	(11)	(12)	106	(118)
Net (loss) income attributable to Fannie Mae	$(822)	$(3,746)	$2,924	$2,264	$(19,463)	$21,727
Single-family effective guaranty fee rate (in basis points)(3)(6)	28.3	26.1		27.6	26.1
Single-family average charged guaranty fee on new acquisitions (in basis points)(3)(7)	41.8	31.1		37.1	29.0
Average single-family guaranty book of business(8)	$2,842,649	$2,859,814		$2,846,328	$2,870,557
Single-family Fannie Mae MBS issuances(9)	$229,671	$111,808		$601,469	$381,135
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

(4)	Consists of the provision for credit losses and foreclosed property income (expense).

(5)	Consists of investment gains (losses), net, fair value losses, net, fee and other income, administrative expenses and other expenses.

(6)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

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
Single-family business results reflected a decrease in net loss in the third quarter of 2012 compared with the third quarter of 2011, and net income in the first nine months of 2012 compared with a net loss in the first nine months of 2011, primarily due to a decrease in credit-related expenses. In addition, net interest loss decreased and guaranty fee income increased in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011.

Single-family credit-related expenses represent the substantial majority of our consolidated activity. We provide a discussion of our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”
The decrease in net interest loss in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011 was primarily due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans in our condensed consolidated balance sheet as we continued to complete a high number of loan workouts and foreclosures. In addition, as loans with stronger credit profiles become a larger portion of our single-family guaranty book of business, a smaller percentage of our loans are becoming seriously delinquent.
Guaranty fee income increased in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011 due to an increase in the amortization of risk-based fees. Additionally, as described in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” in our 2011 Form 10-K, in December 2011, Congress enacted the TCCA which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. Effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae and Freddie Mac on or after that date for securitization was increased by 10 basis points; accordingly, the Single-Family average charged guaranty fee increased. The resulting revenue is included in guaranty fee income, and the expense is included in other expenses. We recorded other expenses of $78 million for the third quarter of 2012 and $104 million for the first nine months of 2012 for this obligation due to Treasury.
Our estimated market share of new single-family mortgage-related securities issuances, which excludes previously securitized mortgages, remained high at 52% for the third quarter of 2012 and 50% for the first nine months of 2012. Despite our continued high market share, our average single-family guaranty book of business was flat in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011, primarily due to the decline in U.S. residential mortgage debt outstanding.
Multifamily Business Results
Multifamily business results primarily reflect our multifamily guaranty business. Our multifamily business results also include activity relating to our low-income housing tax credit (“LIHTC”) and equity investments. Although we are no longer making new LIHTC or equity investments, we continue to make contractually required contributions for our legacy investments. Activity from multifamily products is also reflected in the Capital Markets group results, which include net interest income related to multifamily loans and securities, gains and losses from the sale of multifamily Fannie Mae MBS and re-securitizations, and other miscellaneous income. Estimated net interest income earned on multifamily mortgage loans and multifamily Fannie Mae MBS in the Capital Markets group results was $212 million for the third quarter of 2012 compared with $210 million for the third quarter of 2011 and $631 million for the first nine months of 2012 compared with $662 million for the first nine months of 2011.
Table 16 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related income (expenses) and administrative expenses.

Table 16: Multifamily Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in millions)
Guaranty fee income(1)	$265	$226	$39	$760	$651	$109
Fee and other income	55	51	4	151	166	(15)
Gains (losses) from partnership investments(2)	43	(30)	73	72	(8)	80
Credit-related income (expenses)(3)	99	(102)	201	241	(164)	405
Other expenses(4)	(67)	(73)	6	(192)	(178)	(14)
Income before federal income taxes	395	72	323	1,032	467	565
Benefit (provision) for federal income taxes	32	—	32	32	(61)	93
Net income attributable to Fannie Mae	$427	$72	$355	$1,064	$406	$658
Multifamily effective guaranty fee rate (in basis points)(5)	52.9	47.0		51.1	45.4
Multifamily credit loss performance ratio (in basis points)(6)	5.4	15.8		14.3	19.5
Average multifamily guaranty book of business(7)	$200,384	$192,357		$198,201	$191,185
Multifamily new business volumes(8)	$8,965	$6,500		$22,862	$16,963
Multifamily units financed from new business volumes	135,000	110,000		371,000	289,000
Multifamily Fannie Mae MBS issuances(9)	$9,576	$7,756		$25,969	$24,466
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)(10)	$4,038	$1,495		$7,462	$4,517
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets Group’s results)(11)	$212	$210		$631	$662
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets Group’s portfolio(12)	$97,186	$109,608		$100,636	$112,092

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Multifamily serious delinquency rate	0.28%	0.59%
Percentage of multifamily guaranty book of business with credit enhancement	90%	90%
Fannie Mae percentage of total multifamily mortgage debt outstanding(13)	21.5%	21.1%
Multifamily Fannie Mae MBS outstanding(14)	$120,171	$101,574
__________

(1)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive income (loss).

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

(3)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(4)	Consists of net interest loss, investment gains, administrative expenses, and other (expenses) income.

(5)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(6)	Calculated based on the annualized Multifamily credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

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

(9)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $1.1 billion and $1.3 billion for the three months ended September 30, 2012 and 2011, respectively, and $3.4 billion and $7.6 billion for the nine months ended September 30, 2012 and 2011, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $18 million and $69 million for the three months ended September 30, 2012 and 2011, respectively, and $208 million and $188 million for the nine months ended September 30, 2012 and 2011, respectively.

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

(13)
Includes mortgage loans and Fannie Mae MBS issued and guaranteed by the Multifamily segment. Information labeled as of September 30, 2012 is as of June 30, 2012 and is based on the Federal Reserve’s June 2012 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts have been changed to reflect revised historical data from the Federal Reserve.

(14)
Includes $27.4 billion and $28.3 billion of Fannie Mae multifamily MBS held in the mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of September 30, 2012 and December 31, 2011, respectively, and $1.3 billion and $1.4 billion of bonds issued by state and local housing finance agencies as of September 30, 2012 and December 31, 2011, respectively.

Multifamily business results reflected an increase in net income in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011, primarily due to credit-related income in the third quarter and first nine months of 2012 compared with credit-related expenses in the third quarter and first nine months of 2011. Credit-related income in the third quarter and first nine months of 2012 was primarily due to reductions to our total loss reserves resulting from an improvement in national multifamily market fundamentals. In comparison, multifamily credit-related expenses in the third quarter and first nine months of 2011 were primarily due to underperformance of certain local markets and properties due to localized economic conditions. Multifamily credit losses, which consist of net charge-offs and foreclosed property expense, were $27 million for the third quarter of 2012 compared with $76 million for the third quarter of 2011, and $213 million for the first nine months of 2012 compared with $280 million for the first nine months of 2011.
Guaranty fee income increased in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011 as we continue to acquire loans with higher guaranty fees. Our acquisitions of loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
We recognized gains from partnership investments in the third quarter and first nine months of 2012 compared with losses from partnership investments in the third quarter and first nine months of 2011 as stronger national multifamily market fundamentals resulted in improved property-level operating performance and increased gains on the sale of investments.
A benefit for federal income taxes of $32 million in the third quarter and first nine months of 2012 was driven by the utilization of tax credits related to LIHTC investments to offset our alternative minimum tax liability resulting from our projected 2012 taxable income. In comparison, a provision for federal income taxes was recognized in the second quarter of 2011, resulting from an effective settlement of issues with the Internal Revenue Service relating to tax years 2007 and 2008, which reduced our total corporate tax liability. However, the reduction in our tax liability also reduced the tax credits we were able to use, resulting in a provision for federal income taxes for the Multifamily segment in the first nine months of 2011. There was no provision for federal income taxes recognized in the third quarter of 2011.

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
Table 17: Capital Markets Group Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in millions)
Net interest income (1)	$3,247	$3,904	$(657)	$10,231	$11,481	$(1,250)
Investment gains, net(2)	2,201	801	1,400	4,666	2,589	2,077
Net other-than-temporary impairments	(38)	(262)	224	(699)	(361)	(338)
Fair value losses, net(3)	(961)	(4,670)	3,709	(3,252)	(5,959)	2,707
Fee and other income	185	125	60	551	309	242
Other expenses(4)	(492)	(610)	118	(1,578)	(1,723)	145
Income (loss) before federal income taxes	4,142	(712)	4,854	9,919	6,336	3,583
(Provision) benefit for federal income taxes	(20)	1	(21)	(20)	46	(66)
Net income (loss) attributable to Fannie Mae	$4,122	$(711)	$4,833	$9,899	$6,382	$3,517
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $1.3 billion and $1.6 billion for the three months ended September 30, 2012 and 2011, respectively, and $4.0 billion and $5.1 billion for the nine months ended September 30, 2012 and 2011, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

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

The Capital Markets group’s results reflected net income in the third quarter of 2012 compared with a net loss in the third quarter of 2011, primarily due to a decrease in fair value losses and net-other-than-temporary impairments and an increase in investment gains, partially offset by a decrease in net interest income. The Capital Markets group’s results reflected an increase in net income in the first nine months of 2012 compared with the first nine months of 2011, primarily due to a decrease in fair value losses and an increase in investment gains, partially offset by a decrease in net interest income and an increase in net other-than-temporary impairments.
Fair value losses decreased in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011 primarily due to a decrease in risk management derivatives fair value losses. The derivatives fair value losses that are reported for the Capital Markets group are consistent with the losses reported in our condensed consolidated statement of operations and comprehensive income (loss). We discuss our derivatives fair value losses in “Consolidated Results of Operations—Fair Value Losses, Net.”

The net other-than-temporary impairments recognized by the Capital Markets group during the third quarter and first nine months of 2012 are consistent with our condensed consolidated statement of operations and comprehensive income (loss) as described in “Consolidated Results of Operations—Other-Than-Temporary Impairment of Investment Securities.” In addition, see “Note 5, Investments in Securities” for information on our other-than-temporary impairments by major security type and primary drivers for other-than-temporary impairments recorded in the third quarter and first nine months of 2012.
Net interest income decreased in the third quarter and first nine months of 2012 primarily due to a decrease in the balance of mortgage-related securities and lower interest rates on loans in our mortgage portfolio. This decrease in interest income on our interest-earning assets was partially offset by a decline in interest expense due to lower funding needs and lower borrowing rates, which allowed us to continue to replace higher-cost debt with lower-cost debt.
Our net interest income and net interest yield were higher than they would have otherwise been because our debt funding needs were lower than would otherwise have been required because of the funds we have received from Treasury to date under the senior preferred stock purchase agreement and because dividends paid to Treasury are not recognized as interest expense.
We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value losses, net” and is displayed in “Table 9: Fair Value Losses, Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets group’s interest expense, the Capital Markets group’s net interest income would have decreased by $369 million in the third quarter of 2012 compared with a decrease of $497 million in the third quarter of 2011, and would have decreased by $1.1 billion for the first nine months of 2012 compared with a decrease of $1.8 billion for the first nine months of 2011.
Investment gains increased in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011 due to a higher volume of securitizations.
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
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. Under the agreement, the maximum allowable amount of mortgage assets we may own as of December 31, 2012 is $650 billion. Beginning in 2013, by December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. As of September 30, 2012, we owned $654.3 billion in mortgage assets, compared with $708.4 billion as of December 31, 2011. The terms of the senior preferred stock purchase agreement were amended on August 17, 2012 and the amended terms are described in “Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement with Treasury.”
Table 18 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.

Table 18: Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Mortgage loans:
Beginning balance	$386,804	$405,417	$398,271	$427,074
Purchases	71,946	36,169	181,631	102,533
Securitizations (2)	(59,661)	(18,420)	(142,554)	(64,962)
Liquidations (3)	(19,493)	(19,361)	(57,752)	(60,840)
Mortgage loans, ending balance	379,596	403,805	379,596	403,805

Mortgage securities:
Beginning balance	285,982	326,384	310,143	361,697
Purchases (4)	6,959	5,964	17,450	15,587
Securitizations (2)	59,661	18,420	142,554	64,962
Sales	(61,836)	(17,936)	(148,331)	(74,997)
Liquidations (3)	(16,093)	(14,479)	(47,143)	(48,896)
Mortgage securities, ending balance	274,673	318,353	274,673	318,353
Total Capital Markets mortgage portfolio	$654,269	$722,158	$654,269	$722,158
__________

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 19 displays the composition of the Capital Markets group’s mortgage portfolio as of September 30, 2012 and December 31, 2011.
Table 19: Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	September 30,	December 31,
	2012	2011
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans:
Government insured or guaranteed	$41,066	$41,555
Conventional:
Long-term, fixed-rate	242,887	245,810
Intermediate-term, fixed-rate	10,630	10,289
Adjustable-rate	19,230	23,490
Total single-family conventional	272,747	279,589
Total single-family loans	313,813	321,144
Multifamily loans:
Government insured or guaranteed	324	362
Conventional:
Long-term, fixed-rate	3,423	3,629
Intermediate-term, fixed-rate	49,890	58,885
Adjustable-rate	12,146	14,251
Total multifamily conventional	65,459	76,765
Total multifamily loans	65,783	77,127
Total Capital Markets group’s mortgage loans	379,596	398,271
Capital Markets group’s mortgage-related securities:
Fannie Mae	194,252	220,061
Freddie Mac	12,020	14,509
Ginnie Mae	931	1,043
Alt-A private-label securities	17,740	19,670
Subprime private-label securities	15,437	16,538
CMBS	21,055	23,226
Mortgage revenue bonds	9,319	10,899
Other mortgage-related securities	3,919	4,197
Total Capital Markets group’s mortgage-related securities(2)	274,673	310,143
Total Capital Markets group’s mortgage portfolio	$654,269	$708,414
__________

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $284.1 billion and $316.5 billion as of September 30, 2012 and December 31, 2011, respectively.
The Capital Markets group’s mortgage portfolio decreased as of September 30, 2012 compared with December 31, 2011 primarily due to liquidations, partially offset by purchases of delinquent loans from MBS trusts. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $232.8 billion as of September 30, 2012 and $236.2 billion as of December 31, 2011. This population includes loans that have been modified and have been classified as TDRs, as well as unmodified delinquent loans that are on nonaccrual status in our condensed consolidated financial statements.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We purchased approximately 215,600 delinquent loans with an unpaid principal balance of $35.9 billion from our single-family MBS trusts in the first nine months of 2012. As of September 30, 2012, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent for four or more consecutive monthly payments was $3.9 billion.

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets as of the dates indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 20 displays a summary of our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011.
Table 20: Summary of Condensed Consolidated Balance Sheets

	As of
	September 30, 2012	December 31, 2011	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$66,174	$63,539	$2,635
Restricted cash	59,944	50,797	9,147
Investments in securities(1)	108,874	151,780	(42,906)
Mortgage loans:
Of Fannie Mae	363,459	380,379	(16,920)
Of consolidated trusts	2,642,449	2,590,398	52,051
Allowance for loan losses	(63,012)	(72,156)	9,144
Mortgage loans, net of allowance for loan losses	2,942,896	2,898,621	44,275
Other assets(2)	48,362	46,747	1,615
Total assets	$3,226,250	$3,211,484	$14,766
Liabilities and equity (deficit)
Debt:
Of Fannie Mae	$652,971	$732,444	$(79,473)
Of consolidated trusts	2,543,739	2,457,428	86,311
Other liabilities(3)	27,128	26,183	945
Total liabilities	3,223,838	3,216,055	7,783
Senior preferred stock	117,149	112,578	4,571
Other deficit(4)	(114,737)	(117,149)	2,412
Total equity (deficit)	2,412	(4,571)	6,983
Total liabilities and equity (deficit)	$3,226,250	$3,211,484	$14,766
__________

(1)
Includes $19.9 billion as of September 30, 2012 and $49.8 billion as of December 31, 2011 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 30: Cash and Other Investments Portfolio.”

(2)	Consists of accrued interest receivable, net; acquired property, net; and other assets.

(3)	Consists of accrued interest payable and other liabilities.

(4)	Consists of preferred stock, common stock, accumulated deficit, accumulated other comprehensive income (loss), treasury stock, and noncontrolling interest.

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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash increased as of September 30, 2012 compared with the balance as of December 31, 2011 primarily due to an increase in refinance activity, resulting in an increase in unscheduled payments received.
Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Unrealized and realized gains and losses on trading securities are included as a component of “Fair value losses, net” and unrealized gains and losses on available-for-sale securities are included in “Other comprehensive income (loss)” in our condensed consolidated statements of operations and comprehensive income (loss). Realized gains and losses on available-for-sale securities are recognized when securities are sold in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income (loss). See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of September 30, 2012 and December 31, 2011.
Table 21 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated.
Table 21: Summary of Mortgage-Related Securities at Fair Value

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$17,815	$24,274
Freddie Mac	13,030	15,555
Ginnie Mae	1,072	1,189
Alt-A private-label securities	12,504	13,032
Subprime private-label securities	8,637	8,866
CMBS	23,241	24,437
Mortgage revenue bonds	9,354	10,978
Other mortgage-related securities	3,324	3,601
Total	$88,977	$101,932

Investments in Private-Label Mortgage-Related Securities
We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).

Although the current economic environment has started to show signs of improvement, weakness in the housing market and high unemployment over the past several years have adversely affected the performance of our Alt-A and subprime private-label securities. The unpaid principal balance of our investments in Alt-A and subprime securities was $33.2 billion as of September 30, 2012, of which $29.1 billion was rated below investment grade. Table 22 displays the unpaid principal balance and the fair value of our investments in Alt-A and subprime private-label securities along with an analysis of the cumulative losses on these investments as of September 30, 2012. We realized actual cumulative principal shortfalls of approximately 8% as of September 30, 2012 and 6% as of December 31, 2011 of the total cumulative credit losses reported in this table and reflected in our condensed consolidated financial statements.
Table 22: Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of September 30, 2012
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Credit
	Balance	Value	Losses(1)	Component(2)	Component(3)
	(Dollars in millions)
Trading securities:(4)
Alt-A private-label securities	$2,420	$1,276	$(1,105)	$66	$(1,171)
Subprime private-label securities	2,477	1,265	(1,213)	(305)	(908)
Total	4,897	2,541	(2,318)	(239)	(2,079)
Available-for-sale securities:(4)
Alt-A private-label securities	15,320	11,228	(4,829)	(540)	(4,289)
Subprime private-label securities	12,960	7,372	(5,627)	(1,030)	(4,597)
Total	28,280	18,600	(10,456)	(1,570)	(8,886)
Grand Total	$33,177	$21,141	$(12,774)	$(1,809)	$(10,965)
__________

(1)	Amounts reflect the difference between the fair value and unpaid principal balance net of unamortized premiums, discounts and certain other cost basis adjustments.

(2)
We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as a noncredit component of any change in fair value.

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
Table 23 displays the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and CoreLogic, LoanPerformance (“CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of September 30, 2012. Based on the stressed condition of our non-governmental financial guarantors, we believe that all but one of these counterparties may not be able to fully meet their obligations to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” in this report and in our 2011 Form 10-K for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 23: Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of September 30, 2012
							Monoline
	Unpaid Principal Balance				Average		Financial
		Available-		≥ 60 Days	Loss	Average Credit	Guaranteed
	Trading	for-Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount(6)
	(Dollars in millions)
Private-label mortgage-related securities backed by: (7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$448	$—	28.6%	49.5%	12.5%	$—
2005	—	1,203	—	37.8	61.2	33.8	216
2006	—	1,038	—	39.6	68.7	19.0	58
2007	1,659	—	—	42.7	65.3	48.6	492
Other Alt-A mortgage loans:
2004 and prior	—	5,445	—	10.0	58.2	12.2	11
2005	78	3,664	101	20.6	60.3	4.7	—
2006	53	3,417	—	24.3	59.7	0.3	—
2007	630	—	143	37.5	85.1	32.7	247
2008	—	105	—	24.9	74.8	23.2	—
Total Alt-A mortgage loans	2,420	15,320	244				1,024
Subprime mortgage loans:
2004 and prior	—	1,459	899	21.5	77.2	61.0	559
2005	—	145	1,117	38.1	81.1	56.0	217
2006	—	10,781	—	44.2	79.1	14.4	52
2007	2,477	575	5,102	44.2	78.0	18.4	162
Total subprime mortgage loans	2,477	12,960	7,118				990
Total Alt-A and subprime mortgage loans	$4,897	$28,280	$7,362				$2,014
__________

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)
Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflect information from September 2012 remittances for August 2012 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all foreclosures, all REO and loans that were in bankruptcy and 60 or more days delinquent.

(3)
The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)
Severity data obtained from CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The CoreLogic severity data reflect information from September 2012 remittances for August 2012 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

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

Mortgage Loans
The increase in mortgage loans, net of the allowance for loan losses, in the first nine months of 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
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
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts in the first nine months of 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS
As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.
Table 24 summarizes changes in our stockholders’ equity (deficit) reported in our GAAP condensed consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the nine months ended September 30, 2012. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 12, Fair Value.”
Table 24: Comparative Measures—GAAP Change in Stockholders’ Equity (Deficit) and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the Nine Months Ended September 30, 2012
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2011(1)	$(4,624)
Total comprehensive income	11,086
Capital transactions:(2)
Funds received from Treasury under the senior preferred stock purchase agreement	4,571
Senior preferred stock dividends	(8,679)
Capital transactions, net	(4,108)
Other	5
Fannie Mae stockholders’ equity as of September 30, 2012(1)	$2,359

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2011	$(127,848)
Capital transactions, net	(4,108)
Change in estimated fair value of net assets, excluding capital transactions	46,353
Increase in estimated fair value of net assets, net	42,245
Estimated fair value of net assets as of September 30, 2012	$(85,603)

__________

(1)
Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total equity (deficit)” amount reported in our condensed consolidated balance sheets, which consists of “Total Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interest.”

(2)	Represents capital transactions, which are reported in our condensed consolidated financial statements.
During the first nine months of 2012, the estimated fair value of our net assets, excluding capital transactions, increased by $46.4 billion. This increase was primarily driven by an improvement in credit-related items due to higher actual and expected home prices experienced in the second and third quarters of 2012, which lowered the expected losses on our guaranty book of business. We estimate that home prices increased by 3.5% in the second quarter of 2012 and 1.5% in the third quarter of 2012. Even a small change in home prices may cause volatility in our fair value measurements due to the large size of our guaranty book of business.
We updated our assumptions for prepayment speeds, severities and default rates during the third quarter of 2012, which resulted in an increase in the fair value of our loans of approximately $23 billion. These updates resulted in lower expectations of losses on certain loans, primarily performing loans with high LTV ratios.
The increase in fair value from higher actual and expected home prices and updated expectations for prepayment speeds, severities and default rates was partially offset by a decrease in fair value of $17 billion due to a change in the definition of principal market for certain of our loans and a change in fair value estimation for HARP loans as a result of the adoption of ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, during the first nine months of 2012.
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
In addition, the fair value of our net assets attributable to common stockholders presented in our fair value balance sheet does not represent an estimate of the value we expect to realize from operating the company or what we expect to draw from Treasury under the terms of our senior preferred stock purchase agreement, primarily because:

•
The estimated fair value of our credit exposures significantly exceeds our projected credit losses as fair value takes into account certain assumptions about liquidity and required rates of return that a market participant may demand in assuming a credit obligation. Because we do not generally intend to have other parties assume the credit risk inherent in our book of business, and therefore would not be obligated to pay a market premium for its assumption, we do not expect the current market premium portion of our current estimate of fair value to impact future Treasury draws, and

•
The fair value of our net assets reflects a point in time estimate of the fair value of our existing assets and liabilities, and does not incorporate the value associated with new business that may be added in the future.

The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies.
Supplemental Non-GAAP Consolidated Fair Value Balance Sheets
We display our non-GAAP fair value balance sheets as of the dates indicated in Table 25.

Table 25: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of September 30, 2012						As of December 31, 2011
	GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value		GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$80,618		$—		$80,618		$68,336		$—		$68,336
Federal funds sold and securities purchased under agreements to resell or similar arrangements	45,500		—		45,500		46,000		—		46,000
Trading securities	42,522		—		42,522		74,198		—		74,198
Available-for-sale securities	66,352		—		66,352		77,582		—		77,582
Mortgage loans:
Mortgage loans held for sale	490		13		503		311		14		325
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	308,850		(39,955)		268,895		322,825		(27,829)		294,996
Of consolidated trusts	2,633,556		138,481	(2)	2,772,037	(3)	2,575,485		76,540	(2)	2,652,025	(3)
Total mortgage loans	2,942,896		98,539		3,041,435	(4)	2,898,621		48,725		2,947,346	(4)
Advances to lenders	6,367		(113)		6,254	(5)(6)	5,538		(118)		5,420	(5)(6)
Derivative assets at fair value	1,328		—		1,328	(5)(6)	561		—		561	(5)(6)
Guaranty assets and buy-ups, net	378		351		729	(5)(6)	503		398		901	(5)(6)
Total financial assets	3,185,961		98,777		3,284,738	(7)	3,171,339		49,005		3,220,344	(7)
Credit enhancements	456		987		1,443	(5)(6)	455		2,550		3,005	(5)(6)
Other assets	39,833		(234)		39,599	(5)(6)	39,690		(258)		39,432	(5)(6)
Total assets	$3,226,250		$99,530		$3,325,780		$3,211,484		$51,297		$3,262,781

Liabilities:
Short-term debt:
Of Fannie Mae	$105,062		$17		$105,079		$146,752		$30		$146,782
Of consolidated trusts	3,806		—		3,806		4,973		—		4,973
Long-term debt:
Of Fannie Mae	547,909	(8)	27,269		575,178		585,692	(8)	28,291		613,983
Of consolidated trusts	2,539,933	(8)	157,783	(2)	2,697,716		2,452,455	(8)	144,202	(2)	2,596,657
Derivative liabilities at fair value	2,033		—		2,033	(9)(10)	916		—		916	(9)(10)
Guaranty obligations	644		2,549		3,193	(9)(10)	811		3,133		3,944	(9)(10)
Total financial liabilities	3,199,387		187,618		3,387,005	(7)	3,191,599		175,656		3,367,255	(7)
Other liabilities	24,451		(126)		24,325	(9)(10)	24,456		(1,135)		23,321	(9)(10)
Total liabilities	3,223,838		187,492		3,411,330		3,216,055		174,521		3,390,576
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(11)	117,149		—		117,149		112,578		—		112,578
Preferred	19,130		(18,551)		579		19,130		(18,163)		967
Common	(133,920)		(69,411)		(203,331)		(136,332)		(105,061)		(241,393)
Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$2,359		$(87,962)		$(85,603)		$(4,624)		$(123,224)		$(127,848)
Noncontrolling interest	53		—		53		53		—		53
Total equity (deficit)	2,412		(87,962)		(85,550)		(4,571)		(123,224)		(127,795)
Total liabilities and equity (deficit)	$3,226,250		$99,530		$3,325,780		$3,211,484		$51,297		$3,262,781

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

(3)
Includes certain mortgage loans that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $7.8 billion and $3.6 billion as of September 30, 2012 and December 31, 2011, respectively.

(4)
Performing loans had a fair value of $2.9 trillion and an unpaid principal balance of $2.8 trillion as of September 30, 2012 compared with a fair value of $2.8 trillion and an unpaid principal balance of $2.7 trillion as of December 31, 2011. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $107.0 billion and an unpaid principal balance of $194.1 billion as of September 30, 2012 compared with a fair value of $128.9 billion and an unpaid principal balance of $226.5 billion as of December 31, 2011. See “Note 12, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)
The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)
“Other assets” include the following GAAP condensed consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP condensed consolidated balance sheets totaled $20.2 billion and $21.4 billion as of September 30, 2012 and December 31, 2011, respectively. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $8.5 billion and $7.1 billion as of September 30, 2012 and December 31, 2011, respectively.

(7)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 12, Fair Value.”

(8)
Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $8.2 billion and $4.8 billion as of September 30, 2012 and December 31, 2011, respectively.

(9)
The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(10)
“Other liabilities” include Accrued interest payable in our GAAP condensed consolidated balance sheets. The carrying value of this item in our GAAP condensed consolidated balance sheets totaled $11.7 billion and $12.6 billion as of September 30, 2012 and December 31, 2011, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $2.7 billion and $1.7 billion as of September 30, 2012 and December 31, 2011, respectively.

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
Although our funding needs may vary from quarter to quarter depending on market conditions, we currently expect our debt funding needs will decline in future periods as we reduce the size of our mortgage portfolio in compliance with the requirement of the senior preferred stock purchase agreement that we reduce our mortgage portfolio to $650 billion by December 31, 2012 and, by December 31 of each year thereafter, to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.
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

Table 26: Activity in Debt of Fannie Mae

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$81,621	$134,500	$181,226	$362,752
Weighted-average interest rate	0.12%	0.12%	0.12%	0.12%
Long-term:
Amount	$66,205	$81,284	$191,150	$162,708
Weighted-average interest rate	1.10%	1.39%	1.26%	1.81%
Total issued:
Amount	$147,826	$215,784	$372,376	$525,460
Weighted-average interest rate	0.56%	0.60%	0.70%	0.65%
Paid off during the period:(1)
Short-term:
Amount	$69,619	$102,760	$222,937	$320,962
Weighted-average interest rate	0.10%	0.16%	0.11%	0.21%
Long-term:
Amount	$86,116	$93,274	$232,351	$242,852
Weighted-average interest rate	1.57%	1.96%	2.19%	2.49%
Total paid off:
Amount	$155,735	$196,034	$455,288	$563,814
Weighted-average interest rate	0.91%	1.01%	1.17%	1.19%
__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Overall debt funding activity decreased in the third quarter and first nine months of 2012 compared with the third quarter and first nine months of 2011. This decrease was primarily due to fewer short-term debt issuances during the third quarter of 2012 compared to the third quarter of 2011 due to lower funding needs as the size of our mortgage portfolio decreases. Short-term debt funding activity decreased during the first nine months of 2012 as we redeemed more short-term debt than we issued. As interest rates declined in the third quarter and first nine months of 2012, we issued long-term debt with lower interest rates to replace redemptions of long-term debt with higher interest rates.
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
As of September 30, 2012, our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt decreased to 16% from 20% as of December 31, 2011. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.16% as of September 30, 2012 from 2.42% as of December 31, 2011.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $874.8 billion in 2012. As of September 30, 2012, our aggregate indebtedness totaled $659.3 billion, which was $215.5 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.
Table 27 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.

Table 27: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	September 30, 2012			December 31, 2011
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Short-term debt:
Fixed-rate:
Discount notes	—	$104,547	0.15%	—	$146,301	0.13%
Foreign exchange discount notes	—	515	1.71	—	371	1.88
Other(2)	—	—	—	—	80	0.04
Total short-term debt of Fannie Mae(3)		105,062	0.16		146,752	0.13
Debt of consolidated trusts	—	3,806	0.15	—	4,973	0.09
Total short-term debt		$108,868	0.16%		$151,725	0.13%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2012 - 2030	$260,774	2.58%	2012 - 2030	$277,146	2.81%
Medium-term notes(4)	2012 - 2022	174,867	1.31	2012 - 2021	176,886	1.61
Foreign exchange notes and bonds	2021 - 2028	689	5.30	2021 - 2028	662	5.44
Other(5)(6)	2012 - 2038	41,654	5.11	2012 - 2040	50,912	5.29
Total senior fixed		477,984	2.34		505,606	2.64
Senior floating:
Medium-term notes(4)	2012 - 2019	63,516	0.29	2012 - 2016	71,855	0.32
Other(5)(6)	2020 - 2037	396	7.46	2020 - 2037	420	8.01
Total senior floating		63,912	0.33		72,275	0.35
Subordinated fixed:
Qualifying subordinated(7)	2013 - 2014	2,522	5.00	2012 - 2014	4,894	5.08
Subordinated debentures	2019	3,124	9.92	2019	2,917	9.91
Total subordinated fixed		5,646	7.72		7,811	6.88
Secured borrowings(8)	2021 - 2022	367	1.87	—	—	—
Total long-term debt of Fannie Mae(9)		547,909	2.16		585,692	2.42
Debt of consolidated trusts(6)	2012 - 2052	2,539,933	3.58	2012 - 2051	2,452,455	4.18
Total long-term debt		$3,087,842	3.32%		$3,038,147	3.84%
Outstanding callable debt of Fannie Mae(10)		$177,233	1.67%		$187,937	2.17%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $658.7 billion and $741.6 billion as of September 30, 2012 and December 31, 2011, respectively.

(2)	Includes foreign exchange discount notes denominated in U.S. dollars.

(3)
Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $40 million and $53 million as of September 30, 2012 and December 31, 2011, respectively.

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

(9)
Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $123.7 billion and $134.3 billion as of September 30, 2012 and December 31, 2011, respectively. Reported amounts also include unamortized discounts, premiums and other cost basis adjustments of $6.2 billion and $9.2 billion as of September 30, 2012 and December 31, 2011, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $554.0 billion and $594.8 billion as of September 30, 2012 and December 31, 2011, respectively.

(10)
Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae
Table 28 displays the maturity profile, as of September 30, 2012, of our outstanding debt maturing within one year, by month, including amounts we have announced for early redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, decreased as a percentage of our total outstanding debt, excluding debt of consolidated trusts, to 35% as of September 30, 2012, compared with 38% as of December 31, 2011. The weighted-average maturity of our outstanding debt that is maturing within one year was 127 days as of September 30, 2012, compared with 158 days as of December 31, 2011.
Table 28: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
_________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments of $74 million as of September 30, 2012. Excludes debt of consolidated trusts maturing within one year of $6.6 billion as of September 30, 2012.

Table 29 displays the maturity profile, as of September 30, 2012, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 57 months as of September 30, 2012 and approximately 59 months as of December 31, 2011.

Table 29: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
________

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $6.2 billion as of September 30, 2012. Excludes debt of consolidated trusts of $2.5 trillion as of September 30, 2012.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities.
Cash and Other Investments Portfolio
Table 30 displays information on the composition of our cash and other investments portfolio as of the dates indicated.
Table 30: Cash and Other Investments Portfolio

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Cash and cash equivalents	$20,674	$17,539
Federal funds sold and securities purchased under agreements to resell or similar arrangements	45,500	46,000
Non-mortgage-related securities:
U.S. Treasury securities (1)	19,897	47,737
Asset-backed securities	—	2,111
Total non-mortgage-related securities	19,897	49,848
Total cash and other investments	$86,071	$113,387
__________

(1)
Excludes $2.6 billion and $600 million of U.S. Treasury securities which are a component of cash equivalents as of September 30, 2012 and December 31, 2011, respectively, as these securities had a maturity at the date of acquisition of three months or less.

Our cash and other investments portfolio decreased from December 31, 2011 to September 30, 2012. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.
Credit Ratings
Our credit ratings from the major credit ratings organizations, as well as the credit ratings of the U.S. government, are primary factors that could affect our ability to access the capital markets and our cost of funds. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. Standard & Poor’s

Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings Limited (“Fitch”) have all indicated that, if they were to lower the sovereign credit ratings on the U.S, they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities. We cannot predict whether one or more of these ratings agencies will lower our debt ratings in the future. See “Risk Factors” for a discussion of the possibility of further downgrades and the risks to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs, limits on our ability to issue debt, and additional collateral requirements under our derivatives contracts.
Table 31 displays the credit ratings issued by the three major credit rating agencies as of November 1, 2012.
Table 31: Fannie Mae Credit Ratings

As of November 1, 2012
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Negative	Negative	Negative
	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for AAA rated Long Term Issuer Default Rating)
Cash Flows
Nine Months Ended September 30, 2012.  Cash and cash equivalents increased from December 31, 2011 by $3.1 billion to $20.7 billion as of September 30, 2012. Net cash generated from investing activities totaled $386.4 billion, resulting primarily from proceeds received from repayments of loans held for investment. Net cash from operating activities totaled $32.3 billion. These net cash inflows were partially offset by net cash used in financing activities of $415.5 billion primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt.
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
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $146.4 billion as of September 30, 2012 and $148.4 billion as of December 31, 2011.
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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2012. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.

While we had a positive net worth as of September 30, 2012, in some future periods we could have a net worth deficit and in such case would be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement.
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

Treasury has waived the quarterly commitment fee under the senior preferred stock purchase agreement for each quarter of 2011 and 2012 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that imposing the commitment fee would not generate increased compensation for taxpayers. In addition, pursuant to the amendment to the senior preferred stock purchase agreement described in “Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement with Treasury,” the periodic commitment fee under the agreement will be suspended effective January 1, 2013.
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
Dividends
Our third quarter dividend of $2.9 billion was declared by the conservator and paid by us on September 28, 2012. The current annualized dividend on the senior preferred stock remains at $11.7 billion based on the 10% dividend rate. Pursuant to the August 2012 amendment to the senior preferred stock purchase agreement, beginning in 2013, the method for calculating the amount of dividends payable on the senior preferred stock will no longer be based on applying an annual dividend rate of 10% to the aggregate liquidation preference of the senior preferred stock. Effective January 1, 2013, the amount of dividends payable on the senior preferred stock for a dividend period will be based on our net worth as of the end of the immediately preceding fiscal quarter. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount will be $3.0 billion for 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. See “Risk Factors” for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $56.2 billion as of September 30, 2012 and $62.0 billion as of December 31, 2011.
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
Mortgage Credit Book of Business
Table 32 displays the composition of our mortgage credit book of business as of the dates indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of September 30, 2012 and December 31, 2011.

Table 32: Composition of Mortgage Credit Book of Business(1)

	As of September 30, 2012			As of December 31, 2011
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,806,813	$184,279	$2,991,092	$2,798,633	$176,898	$2,975,531
Unconsolidated Fannie Mae MBS, held by third parties(3)	16,163	1,569	17,732	17,910	1,702	19,612
Other credit guarantees(4)	22,075	16,392	38,467	25,824	16,582	42,406
Guaranty book of business	$2,845,051	$202,240	$3,047,291	$2,842,367	$195,182	$3,037,549
Agency mortgage-related securities(5)	12,924	32	12,956	15,522	33	15,555
Other mortgage-related securities(6)	38,882	28,588	67,470	43,019	31,511	74,530
Mortgage credit book of business	$2,896,857	$230,860	$3,127,717	$2,900,908	$226,726	$3,127,634
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,775,323	$200,077	$2,975,400	$2,769,919	$192,797	$2,962,716
Government Guaranty Book of Business(8)	$69,728	$2,163	$71,891	$72,448	$2,385	$74,833
__________

(1)	Based on unpaid principal balance.

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
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of September 30, 2012 and December 31, 2011. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2011 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
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
In September 2012, we and Freddie Mac announced a new representation and warranty framework for conventional loans acquired by us on or after January 1, 2013. This new framework, which is part of FHFA’s seller-servicer contract harmonization initiative, seeks to provide lenders a higher degree of certainty and clarity regarding their repurchase exposure and liability on future deliveries, as well as consistency around repurchase timelines and remedies. Under the new framework, lenders will be relieved of certain repurchase obligations for loans that meet specific payment history requirements and other eligibility requirements. For example, a lender would not be required to repurchase a mortgage loan in breach of certain underwriting and eligibility representations and warranties if the borrower has made timely payments for 36 months following the acquisition date (or, for Refi Plus loans, for 12 months following the acquisition date), and the loan meets other specified eligibility requirements. As a result of this new framework, we will make changes in our quality control process that will move the primary focus of our quality control reviews from the time a loan defaults to shortly after the time the loan is delivered to us. These changes will include augmenting the random sampling approach we currently use in selecting new mortgage loan deliveries for review with more targeted, discretionary loan selections.
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

Table 33: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2012	2011	2012	2011	September 30, 2012	December 31, 2011
Original LTV ratio:(5)
<= 60%	24%	26%	26%	28%	23%	24%
60.01% to 70%	14	14	14	15	15	16
70.01% to 80%	34	38	35	38	40	40
80.01% to 90%(6)	9	10	9	9	10	10
90.01% to 100%(6)	8	9	8	7	9	9
100.01% to 125%(6)	6	3	5	3	2	1
Greater than 125%(6)	5	—	3	—	1	—
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	71%	74%	70%	72%	71%
Average loan amount	$216,658	$202,476	$214,047	$205,186	$157,291	$156,194
Estimated mark-to-market LTV ratio:(7)
<= 60%					28%	26%
60.01% to 70%					14	12
70.01% to 80%					22	18
80.01% to 90%					13	16
90.01% to 100%					9	10
100.01% to 125%					8	11
Greater than 125%					6	7
Total					100%	100%
Weighted average					76%	79%
Product type:
Fixed-rate:(8)
Long-term	75%	67%	74%	69%	72%	73%
Intermediate-term	22	25	23	24	17	15
Interest-only	*	*	*	*	1	1
Total fixed-rate	97	92	97	93	90	89
Adjustable-rate:
Interest-only	*	1	*	1	3	3
Other ARMs	3	7	3	6	7	8
Total adjustable-rate	3	8	3	7	10	11
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	98%	97%	97%	97%
2-4 units	2	3	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%	91%	91%
Condo/Co-op	9	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2012	2011	2012	2011	September 30, 2012	December 31, 2011
Occupancy type:
Primary residence	89%	88%	89%	88%	89%	89%
Second/vacation home	4	5	4	5	5	5
Investor	7	7	7	7	6	6
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	1%	1%	1%	1%	3%	3%
620 to < 660	2	2	2	2	6	7
660 to < 700	7	8	7	8	13	13
700 to < 740	16	17	16	17	20	20
>= 740	74	72	74	72	58	57
Total	100%	100%	100%	100%	100%	100%
Weighted average	761	759	761	760	741	738
Loan purpose:
Purchase	24%	32%	21%	26%	29%	31%
Cash-out refinance	13	15	15	17	25	27
Other refinance	63	53	64	57	46	42
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	15%	15%	15%	15%	15%	15%
Northeast	18	19	18	20	19	19
Southeast	19	19	19	20	23	24
Southwest	16	16	16	16	16	15
West	32	31	32	29	27	27
Total	100%	100%	100%	100%	100%	100%
Origination year:
< = 2001					1%	2%
2002					2	2
2003					7	9
2004					4	5
2005					6	7
2006					5	7
2007					8	10
2008					5	7
2009					12	17
2010					15	18
2011					16	16
2012					19	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of September 30, 2012 and December 31, 2011. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

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

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented 5% of our single-family conventional guaranty book of business as of September 30, 2012 and December 31, 2011. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “Risk Management—Credit Risk Management—Single Family Mortgage Credit Risk Management—Credit Profile Summary” in our 2011 Form 10-K for additional information on loan limits.

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

Credit Profile Summary
The single-family loans we purchased or guaranteed in the first nine months of 2012 have a strong credit profile with a weighted average original LTV ratio of 74%, a weighted average FICO credit score of 761, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans.
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
As a result of low mortgage rates in recent periods, the percentage of acquisitions that are refinanced loans remains elevated. Refinanced loans include acquisitions under our Refi Plus initiative. Under our Refi Plus initiative, which offers expanded refinance opportunities for eligible Fannie Mae borrowers and includes but is not limited to HARP, we allow our borrowers who have mortgage loans with current LTV ratios above 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Approximately 25% of our total single-family conventional business volume for the first nine months of 2012 consisted of loans with LTV ratios greater than 80% at the time of acquisition, compared with 19% for the first nine months of 2011. Refi Plus loans constituted approximately 24% of our total single-family acquisitions in the first nine months of 2012, compared with approximately 24% of total single-family acquisitions in all of 2011. HARP loans constituted approximately 13% of our total single-family acquisitions in the first nine months of 2012, compared with approximately 9% of total single-family acquisitions in all of 2011.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with loans we acquire under Refi Plus and HARP essentially replaces the credit risk that we already held prior to the refinancing. Loans we acquire under Refi Plus and HARP may not perform as well as the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because Refi Plus and HARP loans should reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate). Due to the increase in the volume of HARP loans with higher LTV ratios, the weighted average LTV ratio at origination for our acquisitions in the first nine months of 2012 was higher than for our acquisitions in the first nine months of 2011. The average original LTV ratio of single-family loans we acquired in the first nine months of 2012, excluding HARP loans, was 69%, compared with 109% for HARP loans.

As a result of changes to HARP, we expect that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP until there is no longer a large population of borrowers with loans that have high LTV ratios who would benefit from refinancing. In particular, we expect to acquire many refinancings with LTV ratios greater than 125%, because borrowers were unable to refinance loans with LTV ratios greater than 125% in large numbers until changes to HARP were fully implemented in the second quarter of 2012. Approximately 5% of our total single-family conventional business volume for the third quarter of 2012 consisted of refinanced loans with LTV ratios greater than 125% at the time of acquisition. HARP is scheduled to end in December 2013.
Table 34 displays the serious delinquency rates and current mark-to-market LTV ratios as of September 30, 2012 and the FICO credit score at origination of single-family loans we acquired under HARP and Refi Plus, compared with the other single-family loans we acquired since the beginning of 2009.
Table 34: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus

	As of September 30, 2012
	Percentage of New Book	Current Mark-to-Market LTV Ratio > 100%	FICO Credit Score at Origination(1)	Serious Delinquency Rate
HARP(2)	11%	35%	742	0.98%
Other Refi Plus(3)	13	4	755	0.35
Total Refi Plus	24	18	749	0.60
Non-Refi Plus(4)	76	1	763	0.25
Total new book of business(5)	100%	5%	759	0.34%
__________

(1)	In the case of refinancings, represents FICO credit score at the time of the refinancing.

(2)
HARP is targeted at borrowers who have demonstrated an acceptable payment history on their mortgage loans but may have been unable to refinance due to a decline in home prices or the unavailability of mortgage insurance. HARP loans, which have LTV ratios at origination in excess of 80%, must be secured by the borrower’s primary residence.

(3)
Other Refi Plus includes loans with LTV ratios at origination greater than 80% that do not meet the criteria for HARP because they are not secured by the borrower’s primary residence, as well as loans that have LTV ratios at origination of less than 80%.

(4)	Includes primarily other refinancings and home purchase mortgages.

(5)	Refers to single-family mortgage loans we have acquired since the beginning of 2009.
In addition to the increase in refinancings under Refi Plus and HARP, our acquisitions of home purchase mortgages with LTV ratios greater than 80% increased in the first nine months of 2012 compared with the first nine months of 2011 because: (1) most mortgage insurance companies lowered their premiums in 2011 for loans with higher credit scores; and (2) in April 2011 and April 2012, FHA implemented a price increase in its mortgage insurance premium. Both price changes improved the economics of obtaining private mortgage insurance as compared to purchasing FHA insurance and drove an increase in our market share for these loans.
The prolonged and severe decline in home prices over the past several years has resulted in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business remaining high at 76% as of September 30, 2012, and 79% as of December 31, 2011. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 14% as of September 30, 2012, and 18% as of December 31, 2011. If home prices decline further, more loans may have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.
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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. We have classified a mortgage loan as subprime if and only if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter® system. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $162.2 billion as of September 30, 2012, represented approximately 5.9% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $5.2 billion as of September 30, 2012, represented approximately 0.2% of our single-family conventional guaranty book of business.
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
Table 35: Delinquency Status of Single-Family Conventional Loans

	As of
	September 30, 2012	December 31, 2011	September 30, 2011
Delinquency status:
30 to 59 days delinquent	2.12%	2.17%	2.16%
60 to 89 days delinquent	0.68	0.74	0.75
Seriously delinquent	3.41	3.91	4.00
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	73%	70%	71%
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009.
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
Table 36 displays a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business. Serious delinquency rates vary by geographic region due to many factors including regional home prices, unemployment, economic conditions and state foreclosure timelines.

Table 36: Single-Family Serious Delinquency Rates

	As of
	September 30, 2012		December 31, 2011		September 30, 2011
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	3.05%	15%	3.73%	15%	3.89%
Northeast	19	4.32	19	4.43	19	4.36
Southeast	23	4.96	24	5.68	24	5.78
Southwest	16	1.85	15	2.30	15	2.34
West	27	2.46	27	2.87	27	3.04
Total single-family conventional loans	100%	3.41%	100%	3.91%	100%	4.00%
Single-family conventional loans:
Credit enhanced	14%	7.47%	14%	9.10%	14%	9.43%
Non-credit enhanced	86	2.77	86	3.07	86	3.10
Total single-family conventional loans	100%	3.41%	100%	3.91%	100%	4.00%
__________

(1)	See footnote 9 to “Table 33: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.
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
Table 37 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics as of the dates indicated. The reported categories are not mutually exclusive.

Table 37: Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	September 30, 2012				December 31, 2011				September 30, 2011
	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)
	(Dollars in millions)
States:
Arizona	$65,400	2%	2.35%	92%	$66,875	2%	3.65%	109%	$67,562	2%	3.78%	110%
California	525,469	19	1.89	75	516,608	19	2.46	81	510,199	19	2.70	79
Florida	167,884	6	10.49	98	175,344	6	11.80	108	178,036	6	11.90	107
Nevada	27,577	1	6.97	123	28,766	1	7.42	138	29,200	1	7.53	135
Select Midwest states (2)	280,138	10	3.66	81	284,060	10	4.39	84	286,389	10	4.55	82
All other states	1,700,785	62	2.89	71	1,689,846	62	3.18	73	1,691,570	62	3.20	71
Product type:
Alt-A	162,157	6	11.61	97	182,236	7	12.43	101	188,385	7	12.71	99
Subprime	5,211	*	20.85	107	5,791	*	23.18	111	5,968	*	23.91	108
Vintages:
2005	152,578	6	7.54	91	190,521	7	7.27	95	202,024	7	7.13	93
2006	150,684	5	11.87	106	186,835	7	11.81	111	196,843	7	11.81	108
2007	214,460	8	12.66	108	269,012	10	12.62	112	283,866	10	12.63	109
2008	140,982	5	6.26	89	192,713	7	5.64	92	209,502	8	5.34	89
All other vintages	2,108,549	76	1.40	68	1,922,418	69	1.59	69	1,870,721	68	1.60	67
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	393,101	14	13.53	129	493,762	18	13.76	131	463,241	16	14.53	131
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	18,993	1	15.33	112	18,992	1	18.67	115	19,587	1	18.99	112
__________

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.
Loan Workout Metrics
Table 38 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment and forbearance plans that have been initiated but not completed.

Table 38: Statistics on Single-Family Loan Workouts

	For the Nine Months Ended September 30,
	2012		2011
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$23,214	123,700	$32,658	161,404
Repayment plans and forbearances completed(1)	2,708	18,997	3,769	26,801
Total home retention strategies	25,922	142,697	36,427	188,205
Foreclosure alternatives:
Short sales	12,629	58,376	11,231	50,966
Deeds-in-lieu of foreclosure	1,904	11,172	1,179	6,636
Total foreclosure alternatives	14,533	69,548	12,410	57,602
Total loan workouts	$40,455	212,245	$48,837	245,807
Loan workouts as a percentage of single-family guaranty book of business(2)	1.90%	1.60%	2.29%	1.84%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.
The volume of home retention solutions completed in the first nine months of 2012 decreased compared with the first nine months of 2011, primarily due to a decline in the number of delinquent loans in the first nine months of 2012, compared with the first nine months of 2011.
During the first nine months of 2012, we initiated approximately 137,000 trial modifications, including Home Affordable Modification Program (“HAMP”) and non-HAMP, compared with approximately 165,000 trial modifications during the first nine months of 2011. We also initiated other types of workouts, such as repayment plans and forbearances.
HAMP guidance directs servicers either to cancel or to convert trial modifications after three or four monthly payments, depending on the borrower’s circumstances. As of September 30, 2012, 56% of our HAMP trial modifications had been converted to permanent HAMP modifications since the inception of the program. The conversion rate for HAMP modifications since June 1, 2010, when servicers were required to perform a full verification of a borrower’s eligibility prior to offering a HAMP trial modification, was 86% as of September 30, 2012. The average length of a trial period for HAMP modifications initiated after June 1, 2010 was four months.
In addition to our home retention solutions, we continue to focus on alternatives to foreclosure for borrowers who are unable to retain their homes. The number of foreclosure alternatives completed during the first nine months of 2012 remained high as these are favorable solutions for a large number of borrowers. We expect the volume of our home retention solutions and foreclosure alternatives to remain high throughout the remainder of 2012.
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
Table 39 displays the percentage of our loan modifications completed during the first nine months of 2011, 2010 and the second half of 2009 that were current or paid off one year after modification, as well as the percentage of our loan modifications completed during the first nine months of 2010 and the second half of 2009 that were current or paid off two years after modification.

Table 39: Percentage of Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

	2011			2010				2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
One Year Post-Modification
HAMP Modifications	78%	78%	77%	74%	74%	74%	76%	73%	71%
Non-HAMP Modifications	68	69	69	67	67	65	55	50	39
Total	72	75	74	69	70	70	65	58	42
Two Years Post-Modification
HAMP Modifications					69%	68%	70%	67%	64%
Non-HAMP Modifications					63	61	52	48	37
Total					65	65	60	55	39
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
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 40 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 40: Single-Family Foreclosed Properties

	For the Nine Months
	Ended September 30,
	2012	2011
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	118,528	162,489
Acquisitions by geographic area:(2)
Midwest	39,058	32,074
Northeast	9,390	7,091
Southeast	44,087	36,433
Southwest	22,475	36,324
West	18,357	40,518
Total properties acquired through foreclosure (1)	133,367	152,440
Dispositions of REO	(144,670)	(192,313)
End of period inventory of single-family foreclosed properties (REO)(1)	107,225	122,616
Carrying value of single-family foreclosed properties (dollars in millions)(3)	$9,302	$11,039
Single-family foreclosure rate(4)	1.01%	1.15%

__________

(1)	Includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets” and acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 33: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The ongoing weak economy, as well as high unemployment rates, continues to result in a high level of mortgage loans that transition from delinquent to REO status, either through foreclosure or deed-in-lieu of foreclosure. Our foreclosure rates remain high; however, foreclosures continue to proceed at a slow pace caused by continuing foreclosure process issues encountered by our servicers and changing legislative, regulatory and judicial requirements. The delay in foreclosures has resulted in a decrease in the inventory of foreclosed properties since December 31, 2010.
We continue to manage our REO inventory to minimize costs and maximize sales proceeds. However, as we are unable to market and sell a large portion of our inventory, the pace at which we can dispose of our properties slows, resulting in higher foreclosed property expenses related to costs associated with ensuring that the property is vacant and costs of maintaining the property.
Table 41 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.
Table 41: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	September 30, 2012	December 31, 2011
Available-for-sale	26%	28%
Offer accepted(1)	19	17
Appraisal stage(2)	9	8
Unable to market:
Redemption status(3)	12	12
Occupied status(4)	13	15
Rental property(5)	7	7
Properties being repaired	6	6
Other	8	7
Total unable to market	46	47
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are within the period during which state laws allows the former mortgagor and second lien holders to redeem the property.

(4)	Properties that are still occupied, and for which the eviction process is not yet complete.

(5)	Properties with a tenant living in the home under our Tenant in Place or Deed for Lease programs.

In February 2012, FHFA announced the pilot of an REO initiative that solicited bids from qualified investors to purchase approximately 2,500 foreclosed properties from us with the requirement to rent the purchased properties for a specified number of years. The pilot involves the sale of pools of foreclosed homes and includes both vacant properties and occupied rental properties. In September 2012, there were dispositions of approximately 800 properties from our REO inventory through structured sale transactions as part of the REO pilot initiative. As these transfers did not meet the sale accounting criteria, the underlying properties are included in our condensed consolidated balance sheets as a component of “Other assets.” In addition, in November 2012, there were dispositions of 970 properties as part of this initiative. We do not yet know whether this initiative will have a material impact on our future REO sales and REO inventory levels.
Multifamily Mortgage Credit Risk Management
The credit risk profile of our multifamily mortgage credit book of business is influenced by the structure of the financing, the type and location of the property, the condition and value of the property, the financial strength of the borrower and lender, market and sub-market trends and growth, and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our credit-related income (expenses) and credit losses in “Business Segment Results—Multifamily Business Results.”
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 87% of our multifamily guaranty book of business as of September 30, 2012 and 86% as of December 31, 2011.
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
Table 42 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender as of the dates indicated.
Table 42: Multifamily Lender Risk-Sharing

	As of
	September 30, 2012	December 31, 2011
Lender risk-sharing
DUS	71%	68%
Non-DUS negotiated	9	11
No recourse to the lender	20	21
At the time of our purchase or guarantee of multifamily mortgage loans, we and our lenders rely on sound underwriting standards, which often include third-party appraisals and cash flow analysis. Our standards for multifamily loans specify maximum original LTV and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV and DSCR values have been reliable indicators of future credit performance.

Table 43 displays original LTV and DSCR metrics for our multifamily guaranty book of business as of the dates indicated.
Table 43: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	September 30, 2012	December 31, 2011	September 30, 2011
Weighted average original LTV	66%	66%	66%
Original LTV greater than 80%	4	5	5
Weighted average original DSCR	1.59	1.57	1.56
Original DSCR less than or equal to 1.10	8	8	8
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration, and credit enhancement coverage is an important factor that influences credit performance and helps reduce our credit risk.
We and our lenders monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan; at the loan, property, and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 6% as of September 30, 2012 and 7% as of December 31, 2011.
Problem Loan Management and Foreclosure Prevention
The number of multifamily loans at risk of becoming seriously delinquent has continued to decrease in the first nine months of 2012, as early-stage delinquencies have decreased. Since delinquency rates are a lagging indicator, we expect to continue to incur additional credit losses. We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses to a low level relative to our multifamily guaranty book of business.
Problem Loan Statistics
We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.
Table 44 displays a comparison of our multifamily serious delinquency rates for loans acquired through DUS lenders versus loans acquired through non-DUS lenders and the percentage of total multifamily credit losses they represent.
Table 44: Multifamily Concentration Analysis

							Percentage of
							Multifamily
	As of						Credit Losses
	September 30, 2012		December 31, 2011		September 30, 2011		For the
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Nine Months Ended
							September 30,
							2012(1)	2011
DUS small balance loans (2)	8%	0.43%	8%	0.45%	8%	0.64%	9%	7%
DUS non small balance loans (3)	75	0.18	72	0.51	72	0.46	78	72
Non-DUS small balance loans (2)	7	0.93	9	1.38	9	1.27	15	14
Non-DUS non small balance loans (3)	10	0.42	11	0.57	11	0.67	(2)	7
Total Multifamily Loans	100%	0.28%	100%	0.59%	100%	0.57%	100%	100%

________

(1)
The percentage of credit losses for non-DUS non-small balance loans is negative for the nine months ended September 30, 2012 because recoveries of previously charged-off amounts exceeded the amount that we charged off during the period.

(2)	Loans with original unpaid principal balances of up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(3)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.
The multifamily serious delinquency rate decreased as of September 30, 2012 compared with December 31, 2011 as national multifamily market fundamentals continued to improve. The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Small balance non-DUS loans continue to represent a disproportionately large share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur.
Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, acquired through non-DUS lenders continue to exhibit higher delinquencies than small balance loans acquired through DUS lenders. These small balance non-DUS loans account for 25% of our multifamily serious delinquencies and 7% of our multifamily guaranty book of business as of September 30, 2012 compared with 20% of our multifamily serious delinquencies and 9% of our multifamily guaranty book of business as of December 31, 2011. These small balance non-DUS loan acquisitions were most common in 2007 and 2008 but have been less than 2% of the unpaid principal balance of our total multifamily acquisitions since 2008. Although our 2007 and early 2008 acquisitions were underwritten to our then-current credit standards and required borrower cash equity, they were acquired near the peak of multifamily housing values. During the second half of 2008, our underwriting standards were adjusted to reflect the evolving market trends at that time.
In addition, Nevada and Ohio have a disproportionately high share of seriously delinquent loans compared with their share of the multifamily guaranty book of business as a result of slow economic recovery in certain areas of these states. These states accounted for 19% of multifamily serious delinquencies but only 3% of the multifamily guaranty book of business as of September 30, 2012.
REO Management
Foreclosure and REO activity affect the level of our credit losses. Table 45 displays our held for sale multifamily REO activity for the periods indicated.
Table 45: Multifamily Foreclosed Properties

	For the Nine
	Months Ended
	September 30,
	2012	2011
Multifamily foreclosed properties (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	260	222
Total properties acquired through foreclosure	138	190
Transfers to held for use, net (1)	(66)	(27)
Dispositions of REO	(165)	(111)
End of period inventory of multifamily foreclosed properties (REO)	167	274
Carrying value of multifamily foreclosed properties (dollars in millions)	$278	$561
________

(1)	Represents the transfer of properties from held for sale to held for use. Held for use properties are reported in our condensed consolidated balance sheets as a component of “Other assets.”
The decrease in our multifamily properties acquired through foreclosure reflects the continued improvement of national multifamily market fundamentals in the first nine months of 2012.
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
Our business with our mortgage seller/servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced 59% of our single-family guaranty book of business as of September 30, 2012, compared with 63% as of December 31, 2011. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 18% of our single-family guaranty book of business as of September 30, 2012, compared with 17% as of December 31, 2011. In addition, we had two other mortgage servicers, Bank of America, N.A. and JPMorgan Chase Bank, N.A., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of September 30, 2012 and December 31, 2011. In addition, Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of September 30, 2012 and December 31, 2011.
Although our business with our mortgage seller/servicers is concentrated, a number of our largest single-family mortgage seller/servicer counterparties have recently reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from smaller financial institutions and some of our servicing volume is shifting to smaller or non-traditional servicers that may not have the same financial strength or operational capacity as our largest servicers. See “Risk Factors” for a description of the risks to our business associated with a decrease in the concentration of our business with large institutions.
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
Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively. Many of our largest servicer counterparties continue to reevaluate the effectiveness of their process controls. Many servicers are also subject to consent orders by their regulators that require the servicers to correct foreclosure process deficiencies and improve their servicing and foreclosure practices. This has resulted in extended foreclosure timelines and, therefore, additional holding costs for us, such as property taxes and insurance, repairs and maintenance, and valuation adjustments due to home price changes. See “Business—Executive Summary” in our 2011 Form 10-K for a discussion of managing foreclosure timelines.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated, or a mortgage insurer rescinded coverage, then our mortgage seller/servicers are obligated to either repurchase the loan or foreclosed property, or to reimburse us for our losses. If the collateral property relating to such a loan has been foreclosed upon and we have accepted an offer from a third party to purchase the property, or if a loan is in the process of being liquidated or has been liquidated, we require the seller/servicer to reimburse us for our losses. We may consider additional facts and circumstances when determining whether to require a seller/servicer to reimburse us for our losses instead of repurchasing the related loan or foreclosed property. On an economic basis, we are made whole for our losses regardless of whether the seller/servicer repurchases the loan or reimburses us for our losses. We consider the anticipated benefits from these types of recoveries when we establish our allowance for loan losses. We refer to our demands that seller/servicers meet these obligations collectively as “repurchase requests.” The amount of our repurchase requests remained high during the third quarter and first nine months of 2012, and we expect that the amount of our outstanding repurchase requests will remain high until the majority of our outstanding repurchase requests to Bank of America are resolved.
As the volume of repurchase requests increases, so does the risk that affected seller/servicers will not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations. Failure by a significant seller/servicer counterparty, or a number of seller/servicers, to fulfill repurchase obligations to us could result in a significant increase in our credit losses and credit-related expenses, and have a material adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have a material adverse effect on our results of operations or financial condition. We estimate our allowance for loan losses assuming the benefit of repurchase demands only from those counterparties we determine have the financial capacity to fulfill this obligation. Accordingly, as of September 30, 2012, in estimating our allowance for loan losses, we assumed no benefit from repurchase demands due to us from seller/servicers that, in our view, lacked the financial capacity to honor their contractual obligations.
Table 46 displays repurchase request activity, measured by unpaid principal balance, during the first nine months of 2012 and 2011. The dollar amounts of our outstanding repurchase requests provided below are based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loan. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until we receive the missing documents and loan files and a full underwriting review is completed.
Table 46: Repurchase Request Activity

	For the Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)
Beginning outstanding repurchase requests	$10,400	$5,007
Issuances	19,420	18,739
Collections	(6,725)	(8,850)
Other resolutions(1)	(6,086)	(4,710)
Total successfully resolved	(12,811)	(13,560)
Cancellations	(765)	(729)
Ending outstanding repurchase requests	$16,244	$9,457
__________

(1)
Mainly includes repurchase requests that were successfully resolved through the lender taking corrective action with or without a pricing adjustment. Also includes resolutions through indemnification or future repurchase agreements, negotiated settlements for a pool of loans, and loans in which no further repurchase or reimbursement for loss was required from the seller/servicer.

The increase in “Other resolutions” activity during the first nine months of 2012 compared with the same period during 2011 was primarily driven by an increase in the number of requests that were successfully resolved by lenders, thereby curing the defects identified in the repurchase request without requiring the lender to repurchase the loan or reimburse us for our losses. As of September 30, 2012, less than 0.25% of the loans in our new single-family book of business, which were acquired after 2008, have been subject to a repurchase request, compared with approximately 3% of single-family loans acquired between 2005 and 2008 that have been subject to a repurchase request.
Table 47 displays our top five mortgage seller/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of September 30, 2012 and December 31, 2011. Table 47 also displays the mortgage seller/servicers balance and percentage of our repurchase requests to that seller/servicer that were over 120 days outstanding, and the seller/servicers’ repurchase requests outstanding over 120 days as a percentage of our total repurchase requests outstanding over 120 days, as of September 30, 2012 and December 31, 2011.

Table 47: Outstanding Repurchase Requests(1)

	Outstanding Repurchase Requests as of
	September 30, 2012				December 31, 2011
	Total Outstanding Balance(3)	Over 120 Days(2)			Total Outstanding Balance(3)	Over 120 Days(2)
		Balance(3)%		% of Total		Balance(3)%		% of Total
	(Dollars in millions)
Mortgage Seller/Servicer Counterparty:
Bank of America, N.A.	$10,827	$7,437	69%	80%	$5,449	$1,841	34%	59%
CitiMortgage(4)	1,047	304	29	3	917	226	25	7
JPMorgan Chase Bank, N.A.	983	363	37	4	1,136	197	17	6
Wells Fargo Bank, N.A.(4)	834	270	32	3	830	259	31	8
SunTrust Bank, Inc.(4)	502	191	38	2	430	40	9	1
Other(5)	2,051	781	38	8	1,638	576	35	19
Total	$16,244	$9,346		100%	$10,400	$3,139		100%
__________

(1)
Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the outstanding repurchase requests until we receive the missing documents and loan files and a full underwriting review is completed.

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
As described in “Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management,” we will be implementing a new representation and warranty framework in 2013. As a result of this new framework, we plan to make changes in our quality control process that will move the primary focus of our quality control reviews from the time a loan defaults to shortly after the time the loan is delivered to us. Once we have implemented these changes, a greater proportion of our repurchase requests may be issued on performing loans, as compared to our current repurchase requests, the substantial majority of which relate to loans that are either nonperforming or have been foreclosed upon.
Since the fourth quarter of 2011, Bank of America, the seller/servicer with which we have the most repurchase requests outstanding, slowed the pace of its repurchases. As a result of Bank of America’s failure to honor its contractual obligations in a timely manner, the already high volume of our outstanding repurchase requests with Bank of America increased substantially. Measured by unpaid principal balance, Bank of America accounted for approximately 67% of our total outstanding repurchase requests as of September 30, 2012, compared with 52% as of December 31, 2011 and 41% as of December 31, 2010. Similarly, Bank of America accounted for 80% of our repurchase requests that had been outstanding for more than 120 days as of September 30, 2012, compared with 59% as of December 31, 2011 and 37% as of December 31, 2010. We are taking steps to address Bank of America’s delays in honoring our repurchase requests. For example, we did not renew our existing loan delivery contract with Bank of America at the end of January 2012, which significantly restricts the types of loans it can deliver to us. Bank of America, however, can continue delivering loans to us under our Refi Plus initiative, including HARP loans. Bank of America’s failure to honor repurchase obligations in a timely manner has not caused us to change our estimate of the amounts we expect to collect from it ultimately, and we continue to work with Bank of America to resolve these issues. If we collect less than the amount we expect from Bank of America, we may incur additional losses and as a result may be required to seek additional funds from Treasury under our senior preferred stock purchase agreement. Table 47 above displays our top five mortgage seller/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of September 30, 2012. We do not expect the change in our loan delivery agreement with Bank of America to be material to our business or results of operations. Bank of America represented less than 5% of our loan delivery volume in the first nine months of 2012.
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
Mortgage Insurers
We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 48 displays our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our unpaid principal balance covered by insurance for our mortgage insurer counterparties as of September 30, 2012 and December 31, 2011. The table includes our top nine mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of September 30, 2012 and December 31, 2011. See “Risk Management—Credit Risk Management—Institutional Counterparty Risk Management—Mortgage Insurers” in our 2011 Form 10-K for a discussion on the credit ratings of our mortgage insurers.
Table 48: Mortgage Insurance Coverage

					Unpaid Principal Balance
	Maximum Coverage(1)				Covered By Insurance(2)
				As of	As of	As of
	As of September 30, 2012			December 31,	September 30,	December 31,
	Primary	Pool	Total	2011	2012	2011
	(Dollars in millions)
Counterparty:(3)
Mortgage Guaranty Insurance Corporation	$19,651	$385	$20,036	$21,479	$83,089	$89,872
Radian Guaranty, Inc.	17,134	117	17,251	15,505	70,256	63,534
United Guaranty Residential Insurance Company	16,309	83	16,392	14,579	66,075	59,233
Genworth Mortgage Insurance Corporation	13,525	18	13,543	13,628	54,428	54,893
PMI Mortgage Insurance Co.	9,466	77	9,543	11,128	39,409	47,734
Republic Mortgage Insurance Company	7,081	489	7,570	9,219	32,797	39,130
Triad Guaranty Insurance Corporation	2,174	302	2,476	3,150	10,735	12,400
CMG Mortgage Insurance Company(4)	2,182	—	2,182	1,951	9,167	8,241
Essent Guaranty, Inc.	1,325	—	1,325	395	5,482	1,685
Others	205	—	205	217	1,159	1,214
Total	$89,052	$1,471	$90,523	$91,251	$372,597	$377,936
Total as a percentage of single-family guaranty book of business			3%	3%	13%	13%
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

As of November 7, 2012, of our largest primary mortgage insurers:

•
PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are in run-off and PMI is also in receivership. A mortgage insurer that is in run-off continues to collect renewal premiums and pay claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will fail to pay our claims under existing insurance policies.

•
Genworth Mortgage Insurance Corporation (“Genworth”) and Mortgage Guaranty Insurance Corporation (“MGIC”) are operating pursuant to waivers they received from their regulators of the state regulatory capital requirements applicable to their main insurance writing entity, as the capital of each entity has fallen below applicable state regulatory capital requirements. We have approved subsidiaries of both Genworth and MGIC to write new insurance in states in which each company does not have a waiver; however, MGIC has disclosed that Freddie Mac has only contingently approved a subsidiary of MGIC subject to a number of conditions. Because lenders generally do not identify which GSE a loan will be delivered to at the time the insurance is obtained, if Freddie Mac does not approve this MGIC subsidiary, it could constrain MGIC’s ability to write new business for all GSE-guaranteed loans.

•
Radian Guaranty, Inc. (“Radian”) has disclosed that, in the absence of additional capital contributions to its main insurance writing entity, its capital might fall below state regulatory capital requirements in the future. In April 2012, Radian announced that it had entered into a reinsurance agreement with an external reinsurance provider to help manage its mortgage insurance risk-to-capital position. We have approved a subsidiary of Radian to write new insurance if Radian falls below state regulatory capital requirements in the future.

These six mortgage insurers, PMI, Triad, RMIC, Genworth, MGIC and Radian, provided a combined $70.4 billion, or 78%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2012.
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
The weak financial condition of most of our primary mortgage insurer counterparties increases the significant risk that these counterparties will fail to fulfill their obligations to pay our claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, or if we have already made that determination but our estimate of the shortfall increases, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.
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
The claims obligations of RMIC, PMI and Triad have been partially deferred pursuant to orders from their state regulators. State regulators could take additional corrective actions against RMIC and Triad, including placing them into receivership. While our remaining mortgage insurers have continued to pay claims owed to us in full, there can be no assurance that they will continue to do so given their current financial condition. In addition, we cannot predict when or if these mortgage insurers’ regulators will allow them to begin paying their deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims.
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

The number of mortgage loans for which our mortgage insurer counterparties have rescinded coverage decreased but remained high in the first nine months of 2012. In those cases where the mortgage insurer has rescinded coverage, we require the seller/servicer to repurchase the loan or indemnify us against loss. The table below displays cumulative rescission rates as of September 30, 2012, by the period in which the claim was filed. We do not present information for claims filed in the most recent two quarters to allow sufficient time for a substantial percentage of the claims filed to be resolved.
Table 49: Rescission Rates of Mortgage Insurance

	As of September 30, 2012
	Cumulative Rescission Rate(1)	Cumulative Claims Resolution Percentage(2)
Primary mortgage insurance claims filed in:
First three months of 2012	4%	44%
2011	8	71
2010	11	92
Pool mortgage insurance claim filed in:
First three months of 2012	11%	85%
2011	10	95
2010	14	99
__________

(1)
Represents claims filed during the period where coverage was rescinded as of September 30, 2012, divided by total claims filed during the same period. Denied claims are excluded from the rescinded population.

(2)
Represents claims filed during the period that were resolved as of September 30, 2012, divided by the total claims filed during the same period. Claims resolved mainly consist of claims for which we have settled and claims for which coverage has been rescinded by the mortgage insurer.

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
The following table displays our estimated benefit from mortgage insurer recoveries.
Table 50: Estimated Mortgage Insurance Benefit

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Contractual mortgage insurance benefit	$10,681	$15,099
Less: Collectability adjustment(1)	1,823	2,867
Estimated benefit included in total loss reserves	$8,858	$12,232
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $3.8 billion as of September 30, 2012 and $3.6 billion as of December 31, 2011 related to amounts claimed on insured, defaulted loans, of which $1.1 billion as of September 30, 2012 and $639 million as of December 31, 2011 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectability, and they were recorded net of a valuation allowance of $881 million as of September 30, 2012 and $570 million as of December 31, 2011 in “Other assets.” The valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.1 billion for the third quarter of 2012 and $3.6 billion for the first nine months of 2012, compared with $1.4 billion for the third quarter of 2011 and $4.6 billion for the first nine months of 2011.
Financial Guarantors
We are the beneficiary of financial guarantees on non-agency securities held in our investment portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 51 displays the total unpaid principal balance of guaranteed non-agency securities in our portfolio as of September 30, 2012 and December 31, 2011.
Table 51: Unpaid Principal Balance of Financial Guarantees

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Alt-A private-label securities	$1,024	$1,279
Subprime private-label securities	1,302	1,398
Mortgage revenue bonds	4,525	4,931
Other mortgage-related securities	298	317
Non mortgage-related securities	—	46
Total	$7,149	$7,971
With the exception of Ambac Assurance Corporation (“Ambac”), none of our financial guarantor counterparties has failed to fully repay us for claims under guaranty contracts. During 2010, Ambac and its insurance regulator, the Wisconsin Office of the Commissioner of Insurance, imposed a court-ordered moratorium on certain claim payments under Ambac’s bond insurance coverage, including claims arising under coverage on $1.2 billion of our private-label securities insured by Ambac as of December 31, 2010. In 2011, the Wisconsin Circuit Court of Dane County confirmed Ambac’s rehabilitation plan; however, the plan is subject to stay and appeal. In the second quarter of 2012, the court approved a request for Ambac to commence partial payment on claims that meet specified requirements. Ambac provided coverage on $3.1 billion, or 43%, of our total non-governmental guarantees, as of September 30, 2012. Based on the stressed financial condition of our non-governmental financial guarantor counterparties, we believe that all but one of these counterparties may not be able to fully meet their obligations to us in the future. We model our securities without assuming the benefit of non-governmental financial guarantees. We then adjust results for those external financial guarantees from guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. As of September 30, 2012, when modeling our securities for impairments we did not assume the benefit of external financial guarantees from any non-governmental counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary-impairment.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $28.3 billion as of September 30, 2012 and $31.4 billion as of December 31, 2011.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $12.1 billion as of September 30, 2012 and $12.8 billion as of December 31, 2011. As of September 30, 2012 and December 31, 2011, 56% and 58% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $35.1 billion as of September 30, 2012 and $32.1 billion as of December 31, 2011. As of September 30, 2012 and December 31, 2011, 36% and 40% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 49% and 46% as of September 30, 2012 and December 31, 2011. The percentage of these recourse obligations to lender counterparties rated below investment grade was 25% and 26% as of September 30, 2012 and December 31, 2011. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 26% and 28% as of September 30, 2012 and December 31, 2011. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted above in “Multifamily Mortgage Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that span the spectrum from large depositories to independent non-bank financial institutions. Approximately 41% as of September 30, 2012, and 51% as of December 31, 2011, of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $78.7 billion in deposits for single-family payments were received and held by 293 institutions in the month of September 2012 and a total of $66.4 billion in deposits for single-family payments were received and held by 284 institutions in the month of December 2011. Of these total deposits, 93% as of September 30, 2012 and 92% as of December 31, 2011 were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions is concentrated. Our six largest custodial depository institutions held 87% of these deposits as of September 30, 2012 and December 31, 2011.
If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. In the month of September 2012, approximately $7.8 billion, or 10%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $6.1 billion, or 9%, in the month of December 2011. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Issuers of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements, U.S. Treasury securities and asset-backed securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. We held no unsecured positions with financial institutions as of September 30, 2012 or December 31, 2011. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists. For derivative instruments where the right of legal offset does not exist, we calculate the replacement cost of the outstanding derivative contracts in a gain position at the transaction level. The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” We manage our credit exposure by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. On June 21, 2012, Moody’s completed a credit rating review of banks and securities companies with global capital market operations, which encompassed most of Fannie Mae’s derivative counterparties. The companies were downgraded by Moody’s, which resulted in an increase in the amount of collateral these companies are required to post to us under our derivative agreements. As of September 30, 2012 all of our derivative counterparties were in compliance with these additional collateral requirements.
Our net counterparty credit exposure on derivatives contracts decreased to $31 million as of September 30, 2012, from $96 million as of December 31, 2011. We had outstanding interest rate and foreign currency derivative transactions with 22 and 16 counterparties as of September 30, 2012 and December 31, 2011, respectively. Derivative transactions with 10 of our counterparties accounted for approximately 92% of our total outstanding notional amount as of September 30, 2012, with each of these counterparties accounting for between approximately 5% and 13% of the total outstanding notional amount. We had master netting agreements and outstanding notional amounts with 15 counterparties as of September 30, 2012, and in addition we had a master netting agreement with one counterparty with which we may enter into interest rate derivative or foreign currency transactions in the future.
See “Note 9, Derivative Instruments” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of September 30, 2012 and December 31, 2011, as well as a discussion of our collateral requirements including the impact of decreases in our credit ratings on our collateral obligations under our derivatives contracts.
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
The sensitivity measures presented in Table 52, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.
In addition, Table 52 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended September 30, 2012 and 2011.
Table 52: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	September 30, 2012	December 31, 2011
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.7	$0.3
-50 basis points	0.2	0.1
+50 basis points	0.3	(0.1)
+100 basis points	0.6	(0.4)
Rate slope shock:
-25 basis points (flattening)	—	—
+25 basis points (steepening)	—	0.1

	For the Three Months Ended September 30, 2012
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.0	$—	$0.2
Minimum	(0.3)	—	—
Maximum	0.5	—	0.1
Standard deviation	0.1	—	—

	For the Three Months Ended September 30, 2011
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.1	$0.1	$0.2
Minimum	(0.7)	—	—
Maximum	0.8	0.2	0.3
Standard deviation	0.3	0.1	0.1
__________

(1)	Computed based on changes in LIBOR swap rates.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 53 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.
Table 53: Derivative Impact on Interest Rate Risk (50 Basis Points)

	As of
	September 30, 2012	December 31, 2011
	(Dollars in billions)
Before Derivatives	$(0.9)	$(1.3)
After Derivatives	0.3	(0.1)
Effect of Derivatives	1.2	1.2
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
In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2011 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets and other financial instruments. The sensitivity of our net guaranty assets and liabilities, which are included in other financial instruments, net, decreased from December 31, 2011 to September 30, 2012, primarily due to updates in our assumptions for prepayment speeds, severities and default rates. The fair value of our trading financial instruments and our other financial instruments as of September 30, 2012 and December 31, 2011 can be found in “Note 12, Fair Value.”
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
Among the forward-looking statements in this report are statements relating to:

•	Our expectation that we will report net income for 2012;

•	Our expectation that our credit-related expenses for 2012 will be significantly lower than for 2011;

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

•	Our expectation that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime;

•	Our expectation that the ultimate performance of all our loans will be affected by borrower behavior, public policy, and macroeconomic trends, including unemployment, the economy, and home prices;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but not as high as the September 30, 2012 serious delinquency rates of loans in our legacy book of business;

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

•
Our expectation that mortgage loan delinquencies and foreclosures will continue to decline slowly while remaining at levels significantly higher than pre-housing crisis levels for the remainder of 2012 and through 2013;

•	Our expectation that single-family default and severity rates will remain high for the remainder of 2012 compared to pre-housing crisis levels, but will be lower than in 2011;

•	Our expectation that multifamily foreclosures in 2012 will remain generally commensurate with 2011 levels as certain local markets and properties continue to exhibit weak fundamentals;

•	Our belief that our total loss reserves peaked as of December 31, 2011 and will not increase above $76.9 billion in the foreseeable future;

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

•	Our expectation that it will take a significant amount of time before our REO inventory is reduced to pre-2008 levels;

•	Our expectation that our credit losses will remain high in 2012 relative to pre-housing crisis levels;

•	Our expectation that, to the extent delays in foreclosures continue in 2012, our realization of some credit losses will be delayed;

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

•
Our belief that the overall national rental market’s supply will remain fairly stable over the longer term, based on expected construction completions, annualized obsolescence and anticipated household formation trends; however, there is a potential for over-supply in a limited number of local areas over the next 24 months;

•
Our expectation that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP until there is no longer a large population of borrowers with loans that have high LTV ratios who would benefit from refinancing;

•	Our expectation that we will acquire many refinancings with LTV ratios greater than 125% as a result of changes to HARP;

•	Our belief that loans we acquire under Refi Plus and HARP may not perform as well as the other loans we have acquired since the beginning of 2009;

•
Our expectation that Refi Plus and HARP loans will perform better than the loans they replace because Refi Plus and HARP loans should reduce the borrowers’ monthly payments and/or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate);

•
Our expectation that our acquisitions of Alt-A mortgage loans (which are limited to refinancings of existing Fannie Mae loans) will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•
Our estimation that total originations in the U.S. single-family mortgage market in 2012 will increase from 2011 levels by approximately 20%, from an estimated $1.5 trillion to an estimated $1.8 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from approximately $980 billion in 2011 to approximately $1.3 trillion in 2012;

•
Our belief that home prices may decline again through early 2013, and our expectation that, if current market trends continue, home prices will not decline on a national basis below their first quarter 2012 levels;

•	Our expectation of significant regional variation in home price changes and the timing of home price stabilization;

•
Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors, including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

•	Our expectation that uncertainty regarding the future of our company will continue;

•	Our expectation that our strategic objectives and business activities will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives;

•	Our expectation that Congress will continue considering GSE reform in the next congressional session that begins in 2013;

•
Our expectation of additional congressional hearings on GSE reform, and that additional legislation will be considered and proposals will be discussed by Congress, including proposals that could result in a substantial change to our business structure or that involve Fannie Mae’s liquidation or dissolution;

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

•
Our belief that changes or perceived changes in the government’s support could materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations;

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

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our expectations regarding our credit ratings and their impact on us as set forth in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” and “Risk Factors”;

•	Our expectation that the volume of our home retention solutions and foreclosure alternatives will remain high throughout the remainder of 2012;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices;

•	Our expectation that the amount of our outstanding repurchase requests to seller/servicers will remain high until the majority of our outstanding repurchase requests to Bank of America are resolved;

•	Our expectation that we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations;

•
Our expectation that changes we plan to make in our quality control process may result in a greater proportion of our repurchase requests being issued on performing loans, as compared to our current repurchase requests, the substantial majority of which relate to loans that are either nonperforming or have been foreclosed upon;

•	Our expectation that the change in our loan delivery agreement with Bank of America will not be material to our business or results of operations;

•	Our expectations regarding recoveries from lenders under risk sharing arrangements, and the possibility that we may require a lender to pledge collateral to secure its recourse obligations;

•	Our beliefs regarding whether our financial guarantor counterparties will be able to fully meet their obligations to us in the future;

•	Our belief that we have limited credit exposure on government loans; and

•
Our expectation that implementing recent FHFA directives will increase our operational risk and may potentially result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period.

Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; challenges we face in retaining and hiring qualified employees; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; further disruptions in the housing and credit markets; defaults by one or more institutional counterparties; our reliance on mortgage servicers; guidance by the Financial Accounting Standards Board (“FASB”); operational control weaknesses; our reliance on models; the level and volatility of interest rates and credit spreads; changes in the structure and regulation of the financial services industry; natural or other disasters; and those factors described in “Risk Factors” in this report and in our 2011 Form 10-K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations” in this report.
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

Item 1.  Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$20,674	$17,539
Restricted cash (includes $54,750 and $45,900, respectively, related to consolidated trusts)	59,944	50,797
Federal funds sold and securities purchased under agreements to resell or similar arrangements	45,500	46,000
Investments in securities:
Trading, at fair value	42,522	74,198
Available-for-sale, at fair value (includes $1,042 and $1,191, respectively, related to consolidated trusts)	66,352	77,582
Total investments in securities	108,874	151,780
Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $95 and $66, respectively, related to consolidated trusts)	490	311
Loans held for investment, at amortized cost:
Of Fannie Mae	363,064	380,134
Of consolidated trusts (includes $7,840 and $3,611, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $1,040 and $798, respectively)	2,642,354	2,590,332
Total loans held for investment	3,005,418	2,970,466
Allowance for loan losses	(63,012)	(72,156)
Total loans held for investment, net of allowance	2,942,406	2,898,310
Total mortgage loans	2,942,896	2,898,621
Accrued interest receivable, net (includes $8,358 and $8,466, respectively, related to consolidated trusts)	9,963	10,000
Acquired property, net	10,278	11,373
Other assets (includes cash pledged as collateral of $2,038 and $1,109, respectively)	28,121	25,374
Total assets	$3,226,250	$3,211,484
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $8,856 and $9,302, respectively, related to consolidated trusts)	$11,732	$12,648
Debt:
Of Fannie Mae (includes $830 and $838, respectively, at fair value)	652,971	732,444
Of consolidated trusts (includes $7,368 and $3,939, respectively, at fair value)	2,543,739	2,457,428
Other liabilities (includes $715 and $629, respectively, related to consolidated trusts)	15,396	13,535
Total liabilities	3,223,838	3,216,055
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	112,578
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding, respectively	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, respectively, 1,158,077,970 and 1,157,767,400 shares outstanding, respectively	687	687
Accumulated deficit	(127,407)	(128,381)
Accumulated other comprehensive income (loss)	201	(1,235)
Treasury stock, at cost, 150,684,733 and 150,995,303 shares, respectively	(7,401)	(7,403)
Total Fannie Mae stockholders’ equity (deficit)	2,359	(4,624)
Noncontrolling interest	53	53
Total equity (deficit)	2,412	(4,571)
Total liabilities and equity (deficit)	$3,226,250	$3,211,484

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Trading securities	$234	$274	$756	$822
Available-for-sale securities	789	1,160	2,551	3,525
Mortgage loans (includes $27,057 and $30,633, respectively, for the three months ended and $84,482 and $94,111, respectively, for the nine months ended related to consolidated trusts)	30,593	34,334	95,186	105,257
Other	53	26	131	79
Total interest income	31,669	35,794	98,624	109,683
Interest expense:
Short-term debt	38	66	112	254
Long-term debt (includes $23,395 and $27,157, respectively, for the three months ended and $73,469 and $82,928, respectively, for the nine months ended related to consolidated trusts)	26,314	30,542	82,570	94,311
Total interest expense	26,352	30,608	82,682	94,565
Net interest income	5,317	5,186	15,942	15,118
Provision for credit losses	(2,079)	(4,151)	(1,038)	(21,242)
Net interest income (loss) after provision for credit losses	3,238	1,035	14,904	(6,124)
Investment gains, net	134	73	381	319
Other-than-temporary impairments	(17)	(232)	(293)	(317)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive income	(21)	(30)	(408)	(45)
Net other-than-temporary impairments	(38)	(262)	(701)	(362)
Fair value losses, net	(1,020)	(4,525)	(3,186)	(5,870)
Debt extinguishment losses, net	(54)	(119)	(181)	(149)
Fee and other income	378	291	1,148	793
Non-interest loss	(600)	(4,542)	(2,539)	(5,269)
Administrative expenses:
Salaries and employee benefits	294	323	892	953
Professional services	195	173	542	531
Occupancy expenses	48	46	139	131
Other administrative expenses	51	49	146	150
Total administrative expenses	588	591	1,719	1,765
Foreclosed property (income) expense	(48)	733	221	743
Other expenses	285	254	775	638
Total expenses	825	1,578	2,715	3,146
Income (loss) before federal income taxes	1,813	(5,085)	9,650	(14,539)
Benefit for federal income taxes	—	—	—	91
Net income (loss)	1,813	(5,085)	9,650	(14,448)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and taxes	741	(198)	1,416	(20)
Other	5	1	20	6
Total other comprehensive income (loss)	746	(197)	1,436	(14)
Total comprehensive income (loss)	2,559	(5,282)	11,086	(14,462)
Less: Comprehensive loss (income) attributable to the noncontrolling interest	8	—	4	(1)
Total comprehensive income (loss) attributable to Fannie Mae	$2,567	$(5,282)	$11,090	$(14,463)
Net income (loss)	$1,813	$(5,085)	$9,650	$(14,448)
Less: Net loss (income) attributable to the noncontrolling interest	8	—	4	(1)
Net income (loss) attributable to Fannie Mae	1,821	(5,085)	9,654	(14,449)
Preferred stock dividends	(2,929)	(2,494)	(8,675)	(6,992)
Net (loss) income attributable to common stockholders	$(1,108)	$(7,579)	$979	$(21,441)
(Loss) earnings per share:
Basic	$(0.19)	$(1.32)	$0.17	$(3.74)
Diluted	(0.19)	(1.32)	0.17	(3.74)
Weighted-average common shares outstanding:
Basic	5,762	5,760	5,762	5,730
Diluted	5,762	5,760	5,893	5,730

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,

	2012	2011

Net cash provided by (used in) operating activities	$32,279	$(6,714)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(1,542)	(2,483)
Proceeds from maturities and paydowns of trading securities held for investment	2,671	1,672
Proceeds from sales of trading securities held for investment	1,357	837
Purchases of available-for-sale securities	(34)	(44)
Proceeds from maturities and paydowns of available-for-sale securities	9,423	9,995
Proceeds from sales of available-for-sale securities	923	2,590
Purchases of loans held for investment	(141,539)	(44,276)
Proceeds from repayments of loans held for investment of Fannie Mae	22,540	18,467
Proceeds from repayments of loans held for investment of consolidated trusts	568,881	364,500
Net change in restricted cash	(9,147)	7,717
Advances to lenders	(97,508)	(43,363)
Proceeds from disposition of acquired property and preforeclosure sales	29,822	36,280
Net change in federal funds sold and securities purchased under agreements to resell or similar agreements	500	(24,199)
Other, net	56	137
Net cash provided by investing activities	386,403	327,830
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	550,087	572,828
Payments to redeem debt of Fannie Mae	(630,546)	(609,399)
Proceeds from issuance of debt of consolidated trusts	270,552	157,280
Payments to redeem debt of consolidated trusts	(601,523)	(444,160)
Payments of cash dividends on senior preferred stock to Treasury	(8,679)	(6,992)
Proceeds from senior preferred stock purchase agreement with Treasury	4,571	16,187
Other, net	(9)	150
Net cash used in financing activities	(415,547)	(314,106)
Net increase in cash and cash equivalents	3,135	7,010
Cash and cash equivalents at beginning of period	17,539	17,297
Cash and cash equivalents at end of period	$20,674	$24,307
Cash paid during the period for interest	$90,338	$97,592

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
The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae mortgage-backed securities (“MBS”) trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of Fannie Mae. As of November 7, 2012, FHFA has not exercised this power.
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
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $146.4 billion as of September 30, 2012 and $148.4 billion as of December 31, 2011.
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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2012. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion as of September 30, 2012.
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

We were scheduled to begin paying a quarterly commitment fee to Treasury under the senior preferred stock purchase agreement beginning on March 31, 2011; however, Treasury waived the quarterly commitment fee for each quarter of 2011 and 2012 due to the continued fragility of the U.S. mortgage market and Treasury's belief that the imposition of the quarterly commitment fee would not generate increased compensation for taxpayers.
On August 17, 2012, we, through FHFA acting on our behalf in its capacity as conservator, and Treasury entered into an amendment to the senior preferred stock purchase agreement between us and Treasury. The revisions to the senior preferred stock purchase agreement included, among other items, the following:

•
Dividends. Beginning in 2013, the method for calculating the amount of dividends we are required to pay Treasury on the senior preferred stock will change. The method for calculating the amount of dividends payable on the senior preferred stock in effect prior to this amendment, which will remain in effect through December 31, 2012, is to apply an annual dividend rate of 10% to the aggregate liquidation preference of the senior preferred stock. Effective January 1, 2013, the amount of dividends payable on the senior preferred stock for a dividend period will be determined based on our net worth as of the end of the immediately preceding fiscal quarter. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount will be $3.0 billion for 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. If our net worth does not exceed the applicable capital reserve amount as of the end of a fiscal quarter, then no dividend amount will accrue or be payable for the applicable dividend period.

•
Periodic Commitment Fee. Effective January 1, 2013, the periodic commitment fee provided for under the agreement is suspended, as long as the changes to the dividend payment provisions referenced above remain in effect.

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three and nine months ended September 30, 2012 may not necessarily be indicative of the results for the year ending December 31, 2012. The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), filed with the SEC on February 29, 2012.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2012, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. Our administrative expenses were reduced by $27 million and $30 million for the three months ended September 30, 2012 and 2011, respectively, and $75 million and $90 million for the nine months ended September 30, 2012 and 2011, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
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
Under the temporary credit and liquidity facilities (“TCLF”) program, we had $1.9 billion and $3.0 billion outstanding,

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

which includes principal and interest, of three-year standby credit and liquidity support as of September 30, 2012 and December 31, 2011, respectively. Under the new issue bond (“NIB”) program, we had $6.8 billion and $7.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of September 30, 2012 and December 31, 2011, respectively. Treasury will bear any initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of September 30, 2012, there had been no losses of principal or interest under the TCLF program or the NIB program.
As described in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” in our 2011 Form 10-K, in December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”), which among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae and Freddie Mac on or after that date for securitization was increased by 10 basis points. The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “Other expenses,” respectively, in our condensed consolidated statements of operations and comprehensive income (loss). We recognized $78 million and $104 million of other expenses during the three months and nine months ended September 30, 2012, respectively, relating to TCCA guaranty fees, and our liability to Treasury for the remittance of TCCA-related guaranty fees was $78 million as of September 30, 2012. During the nine months ended September 30, 2012, we remitted TCCA-related guaranty fees of $26 million to Treasury.
FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of September 30, 2012 and December 31, 2011, we held Freddie Mac mortgage-related securities with a fair value of $13.0 billion and $15.6 billion, respectively, and accrued interest receivable of $54 million and $69 million, respectively. We recognized interest income on these securities held by us of $132 million and $174 million for the three months ended September 30, 2012 and 2011, respectively, and $427 million and $534 million for the nine months ended September 30, 2012 and 2011, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
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
We continually monitor delinquency and default trends and periodically make changes in our historically developed assumptions to better reflect present conditions. In the three months ended September 30, 2012, we enhanced our collective single-family loss reserve model and our model that calculates loss reserves for individually impaired loans. The combined impact from these changes resulted in an approximately $3.5 billion increase to our allowance for loan losses and provision for credit losses.
We enhanced our loan loss models for loans in our collective single-family loss reserve to reflect more recent experience of default expectations, including incorporating current credit bureau data, which provides additional information about the borrower's ability to pay. The impact of this change had the most pronounced effect on loans with higher mark-to-market LTV ratios, where we have observed better than anticipated payment performance. The change resulted in an approximately $1.5 billion decrease to our allowance for loan losses and provision for credit losses.
We also enhanced our single-family loan loss models for individually impaired loans based on current observable trends of payment behavior on our modified loans to reflect slower prepayment and lower default expectations for these loans, which significantly extended the expected average life of our modified loans. Since a loan modification changes the contractual terms of a loan such that a concession is granted to the borrower, an extension of the average life of a modified loan increases the charge we record related to the concession. Therefore, while our expectations of credit loss decreased due to better performance of our modified loans, this decrease was more than offset by an increase in the present value of the concession

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

granted to the borrower by the modification. The change resulted in an approximately $5.0 billion increase to our allowance for loan losses and provision for credit losses.
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
We had reverse repurchase agreements outstanding of $54.3 billion and $49.5 billion as of September 30, 2012 and December 31, 2011, respectively. The fair value of non-cash collateral we accepted was $54.8 billion and $50.1 billion as of September 30, 2012 and December 31, 2011, respectively, of which we were permitted to sell or repledge $30.0 billion and $20.0 billion as of September 30, 2012 and December 31, 2011, respectively. None of the underlying collateral was sold or repledged as of September 30, 2012 or December 31, 2011.
Allowance for Loan Losses and Reserve for Guaranty Losses
In the three months ended September 30, 2012, we identified a misstatement in the classification of TDRs related to certain borrowers who used the bankruptcy process to receive a discharge of the mortgage debt or to cure a mortgage delinquency over time. We determined that the discharge of mortgage debt in bankruptcy was a concession in cases in which the discharge effectively resulted in us losing our ability to hold the borrower personally liable for deficiencies under state law, although we continue to be able to foreclose on the collateral. We also determined that curing a mortgage delinquency over time through bankruptcy resulted in a concession similar to other long-term repayment plans. Therefore, we determined that these loans should have been classified as TDRs and measured for individual impairment when estimating the allowance for loan losses as of December 31, 2011. To correct this misstatement, we have recorded an out-of-period adjustment of approximately $850 million to increase the “Provision for credit losses” in our condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2012.
In the six months ended June 30, 2012, we identified misstatements in our consideration of the benefit for repurchase requests, as well as in the calculation used to discount the deferred payment obligation for certain mortgage insurers currently in run-off, when estimating the allowance for loan losses as of December 31, 2011. In the three months ended June 30, 2012, we identified a misstatement in the calculation of the default rate used for certain bonds to estimate the reserve for guaranty losses as of December 31, 2011. To correct the above misstatements, we have recorded an out-of-period adjustment of $1.1 billion to increase the “Provision for credit losses” in our condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2012.
The impact of the above misstatements was an out-of-period adjustment of approximately $1.9 billion to increase the “Provision for credit losses” in our condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2012. We have evaluated the effects of these misstatements, both quantitatively and qualitatively, and concluded that no prior periods are materially misstated. We have also concluded that the misstatement is not material to our projected 2012 consolidated financial statements taken as a whole.
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings (loss) with common stockholders (i.e., participating securities and common shares that are currently issuable for

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

little or no cost to the holder). We include in the denominator of our basic EPS computation the weighted-average number of shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury. Diluted EPS includes all the components of basic EPS, plus the dilutive effect of common stock equivalents such as convertible securities and stock options, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. There was no impact to the numerator of our diluted EPS calculation from the dilutive convertible preferred stock for the nine months ended September 30, 2012. The calculation of income available to common stockholders and earnings per share is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. As a result of our conservatorship status and the terms of the senior preferred stock purchase agreement with Treasury, no amounts will be available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock).
The table below presents the computations of basic and diluted weighted average common shares outstanding.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Shares in millions)
Weighted average common shares outstanding—basic	5,762	5,760	5,762	5,730
Convertible preferred stock	—	—	131	—
Weighted average common shares outstanding—diluted	5,762	5,760	5,893	5,730
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
As of September 30, 2012, we consolidated certain VIEs that were not consolidated as of December 31, 2011, generally due to increases in the amount of the certificates issued by the entity that are held in our portfolio (for example, when we hold a substantial portion of the securities issued by Fannie Mae multi-class resecuritization trusts). As a result of consolidating these entities, which had combined total assets of $3.7 billion in unpaid principal balance as of September 30, 2012, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

As of September 30, 2012, we also deconsolidated certain VIEs that were consolidated as of December 31, 2011, generally due to decreases in the amount of the certificates issued by the entity that are held in our portfolio. As a result of deconsolidating these entities, which had combined total assets of $102 million in unpaid principal balance as of December 31, 2011, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts, as well as other investment entities. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated VIEs as of September 30, 2012 and December 31, 2011, as well as our maximum exposure to loss and the total assets of those unconsolidated VIEs.

	As of September 30, 2012
	Mortgage-Backed Trusts	Asset-Backed Trusts	Limited Partnership Investments
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities (1)	$59,336	$—	$—
Trading securities (1)	22,579	—	—
Other assets	184	—	115
Other liabilities	(1,574)	—	(127)
Net carrying amount	$80,525	$—	$(12)
Maximum exposure to loss (1)	$90,283	$—	$110
Total assets of unconsolidated VIEs (1)	$629,950	$—	$10,982

	As of December 31, 2011
	Mortgage-Backed Trusts	Asset-Backed Trusts	Limited Partnership Investments
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities (1)	$69,101	$—	$—
Trading securities (1)	24,292	2,111	—
Other assets	271	—	145
Other liabilities	(1,347)	—	(153)
Net carrying amount	$92,317	$2,111	$(8)
Maximum exposure to loss (1)	$100,146	$2,111	$137
Total assets of unconsolidated VIEs (1)	$641,346	$256,845	$12,256
__________

(1)	Contains securities recognized in our condensed consolidated balance sheets due to consolidation of certain multi-class resecuritization trusts.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended September 30, 2012 and 2011, the unpaid principal balance of portfolio securitizations was $65.5 billion and $22.0 billion, respectively. For the nine months ended September 30, 2012 and 2011, the unpaid principal balance of portfolio securitizations was $153.6 billion and $78.7 billion, respectively.
The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts as of September 30, 2012 and December 31, 2011.

	Fannie Mae Single-class MBS & Fannie Mae Megas		REMICS & SMBS(1)
	(Dollars in millions)
As of September 30, 2012
Unpaid principal balance	$494		$9,106
Fair value	551		10,277
Weighted-average coupon	6.21%		5.60%
Weighted-average loan age	6.1	years	4.5	years
Weighted-average maturity	22.8	years	15.5	years

As of December 31, 2011
Unpaid principal balance	$588		$12,697
Fair value	654		14,043
Weighted-average coupon	6.21%		5.86%
Weighted-average loan age	5.4	years	4.5	years
Weighted-average maturity	23.5	years	18.6	years
__________

(1)	Consists of Real Estate Mortgage Investment Conduits (“REMICs”) and stripped mortgage-backed securities (“SMBS”).
For the three months ended September 30, 2012 and 2011, the principal and interest received on retained interests was $563 million and $777 million, respectively. For the nine months ended September 30, 2012 and 2011, the principal and interest received on retained interests was $1.9 billion and $2.2 billion, respectively.
Managed Loans
We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that were delinquent as of September 30, 2012 and December 31, 2011.

	As of
	September 30, 2012		December 31, 2011
	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)
	(Dollars in millions)
Loans held for investment:
Of Fannie Mae	$378,110	$107,658	$396,276	$122,392
Of consolidated trusts	2,604,516	18,840	2,570,339	24,893
Loans held for sale	486	134	312	57
Securitized loans	2,224	1	2,273	71
Total loans managed	$2,985,336	$126,633	$2,969,200	$147,413

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
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $183 million and $143 million for the three months ended September 30, 2012 and 2011, respectively. Proceeds from the initial sale of securities from portfolio securitizations were $479 million and $764 million for the nine months ended September 30, 2012 and 2011, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our condensed consolidated financial statements.
Other Securitizations
We also completed other portfolio securitization transactions that did not qualify as sales during the nine months ended September 30, 2012 and were accounted for as secured borrowings. Proceeds from these transactions were $421 million and were recorded as long-term debt of Fannie Mae in our condensed consolidated balance sheet. As of September 30, 2012, the fair value of trading securities underlying these transactions was $189 million, and the unpaid principal balance of mortgage loans of consolidated trusts underlying these transactions was $214 million. The related assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS. We did not complete any securitizations of this type during the nine months ended September 30, 2011.
3.  Mortgage Loans
The following table displays our mortgage loans as of September 30, 2012 and December 31, 2011.

	As of
	September 30, 2012			December 31, 2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$312,824	$2,486,010	$2,798,834	$319,496	$2,470,533	$2,790,029
Multifamily	65,677	118,601	184,278	77,026	99,872	176,898
Total unpaid principal balance of mortgage loans	378,501	2,604,611	2,983,112	396,522	2,570,405	2,966,927
Cost basis and fair value adjustments, net	(15,042)	37,838	22,796	(16,143)	19,993	3,850
Allowance for loan losses for loans held for investment	(54,214)	(8,798)	(63,012)	(57,309)	(14,847)	(72,156)
Total mortgage loans	$309,245	$2,633,651	$2,942,896	$323,070	$2,575,551	$2,898,621
During the three and nine months ended September 30, 2012, we redesignated loans with a carrying value of $19 million and $33 million, respectively, from held for investment (“HFI”) to held for sale (“HFS”). During the three months ended September 30, 2011, there were no loans redesignated from HFI to HFS. During the nine months ended September 30, 2011, we redesignated loans with a carrying value of $561 million from HFI to HFS.
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
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$42,795	$13,814	$70,279	$126,888	$2,410,890	$2,537,778	$109	$83,933
Government(4)	89	42	334	465	50,614	51,079	334	—
Alt-A	6,598	2,601	23,588	32,787	125,493	158,280	15	26,166
Other(5)	3,081	1,192	9,139	13,412	61,556	74,968	86	10,176
Total single-family	52,563	17,649	103,340	173,552	2,648,553	2,822,105	544	120,275
Multifamily(6)	182	NA	462	644	186,225	186,869	—	1,880
Total	$52,745	$17,649	$103,802	$174,196	$2,834,778	$3,008,974	$544	$122,155

	As of December 31, 2011(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$43,516	$15,282	$80,712	$139,510	$2,341,646	$2,481,156	$111	$95,959
Government(4)	109	49	327	485	51,391	51,876	327	—
Alt-A	7,155	3,054	28,323	38,532	138,880	177,412	14	31,356
Other(5)	3,403	1,431	11,277	16,111	73,115	89,226	96	12,533
Total single-family	54,183	19,816	120,639	194,638	2,605,032	2,799,670	548	139,848
Multifamily(6)	210	NA	1,105	1,315	177,906	179,221	—	2,764
Total	$54,393	$19,816	$121,744	$195,953	$2,782,938	$2,978,891	$548	$142,612

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
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of September 30, 2012 and December 31, 2011. The single-family credit quality indicator is updated quarterly.

	As of
	September 30, 2012(1)(2)			December 31, 2011(1)(2)
	Primary (3)	Alt-A	Other (4)	Primary (3)	Alt-A	Other (4)
	(Dollars in millions)
Estimated mark-to-market LTV ratio: (5)
Less than or equal to 80%	$1,678,404	$59,408	$22,737	$1,464,348	$61,618	$23,414
Greater than 80% and less than or equal to 90%	350,088	19,010	7,729	412,342	21,369	9,224
Greater than 90% and less than or equal to 100%	219,307	17,503	7,888	246,648	19,790	9,445
Greater than 100% and less than or equal to 110%	104,161	14,588	7,591	128,428	16,164	8,951
Greater than 110% and less than or equal to 120%	61,721	11,261	6,709	73,836	12,534	7,912
Greater than 120% and less than or equal to 125%	21,803	4,504	2,844	25,750	5,087	3,557
Greater than 125%	102,294	32,006	19,470	129,804	40,850	26,723
Total	$2,537,778	$158,280	$74,968	$2,481,156	$177,412	$89,226
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Excludes $51.1 billion and $51.9 billion as of September 30, 2012 and December 31, 2011, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV.

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

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of September 30, 2012 and December 31, 2011. The multifamily credit quality indicator is updated quarterly.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30,	December 31,
	2012(1)	2011(1)
	(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Green	$146,755	$131,740
Yellow(3)	23,500	28,354
Orange	15,500	17,355
Red	1,114	1,772
Total	$186,869	$179,221
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Green (loan with acceptable risk); yellow (loan with signs of potential weakness); orange (loan with a well defined weakness that may jeopardize the timely full repayment); and red (loan with a weakness that makes timely collection or liquidation in full more questionable based on existing conditions and values).

(3)
Includes approximately $6.7 billion and $6.9 billion of unpaid principal balance as of September 30, 2012 and December 31, 2011, respectively, classified as yellow due to no available financial information.

Individually Impaired Loans
Individually impaired loans include TDRs, acquired credit-impaired loans, and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total recorded investment, unpaid principal balance, and related allowance as of September 30, 2012 and December 31, 2011 and interest income recognized and average recorded investment for the three and nine months ended September 30, 2012 and 2011 for individually impaired loans.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2012				December 31, 2011
	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$135,515	$128,530	$31,132	$668	$116,825	$109,684	$29,598	$674
Government (3)	213	207	39	4	258	258	67	8
Alt-A	38,962	36,147	11,707	285	34,318	31,516	11,121	268
Other (4)	17,359	16,565	5,281	92	16,181	15,363	5,353	99
Total single-family	192,049	181,449	48,159	1,049	167,582	156,821	46,139	1,049
Multifamily	2,323	2,342	451	13	2,832	2,855	718	32
Total individually impaired loans with related allowance recorded	194,372	183,791	48,610	1,062	170,414	159,676	46,857	1,081

With no related allowance recorded:(5)
Single-family:
Primary(2)	11,171	8,875	—	—	9,370	6,471	—	—
Government(3)	98	98	—	—	25	17	—	—
Alt-A	3,062	1,858	—	—	3,056	1,538	—	—
Other (4)	694	446	—	—	680	367	—	—
Total single-family	15,025	11,277	—	—	13,131	8,393	—	—
Multifamily	1,620	1,631	—	—	1,759	1,771	—	—
Total individually impaired loans with no related allowance recorded	16,645	12,908	—	—	14,890	10,164	—	—
Total individually impaired loans(6)	$211,017	$196,699	$48,610	$1,062	$185,304	$169,840	$46,857	$1,081

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30,
	2012			2011
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary (2)	$115,042	$1,014	$157	$102,555	$949	$183
Government (3)	197	3	—	280	3	—
Alt-A	32,875	259	35	29,755	247	45
Other (4)	15,523	110	15	14,630	111	22
Total single-family	163,637	1,386	207	147,220	1,310	250
Multifamily	2,420	31	1	2,485	26	2
Total individually impaired loans with related allowance recorded	166,057	1,417	208	149,705	1,336	252

With no related allowance recorded: (5)
Single-family:
Primary (2)	8,709	267	59	7,118	175	58
Government (3)	102	2	—	21	2	—
Alt-A	1,865	61	14	1,832	68	21
Other (4)	443	21	6	483	18	6
Total single-family	11,119	351	79	9,454	263	85
Multifamily	1,698	23	—	836	12	2
Total individually impaired loans with no related allowance recorded	12,817	374	79	10,290	275	87
Total individually impaired loans	$178,874	$1,791	$287	$159,995	$1,611	$339

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2012			2011
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary (2)	$112,050	$2,954	$479	$99,495	$2,764	$550
Government (3)	220	9	—	270	9	—
Alt-A	32,050	765	109	29,459	728	143
Other (4)	15,348	330	49	14,295	323	69
Total single-family	159,668	4,058	637	143,519	3,824	762
Multifamily	2,551	96	2	2,324	74	5
Total individually impaired loans with related allowance recorded	162,219	4,154	639	145,843	3,898	767

With no related allowance recorded: (5)
Single-family:
Primary (2)	7,579	705	174	6,019	427	146
Government (3)	71	5	—	14	6	—
Alt-A	1,703	172	42	1,443	154	47
Other (4)	406	60	19	403	39	13
Total single-family	9,759	942	235	7,879	626	206
Multifamily	1,707	70	1	799	37	7
Total individually impaired loans with no related allowance recorded	11,466	1,012	236	8,678	663	213
Total individually impaired loans	$173,685	$5,166	$875	$154,521	$4,561	$980
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)
Includes single-family loans restructured in a TDR with a recorded investment of $190.1 billion and $161.9 billion as of September 30, 2012 and December 31, 2011, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $1.0 billion and $956 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, we began classifying as TDRs loans to certain borrowers who have received bankruptcy relief. These loans had a recorded investment of $22.9 billion and a related allowance of $1.1 billion as of September 30, 2012.

(7)
Total single-family interest income recognized of $1.7 billion and $1.6 billion for the three months ended September 30, 2012 and 2011, respectively, consists of $1.3 billion and $1.1 billion of contractual interest and $444 million and $427 million of effective yield adjustments. Total single-family interest income recognized of $5.0 billion and $4.5 billion for the nine months ended September 30, 2012 and 2011, respectively, consists of $3.7 billion and $3.3 billion of contractual interest and $1.3 billion and $1.2 billion of effective yield adjustments.

Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

informal restructurings as a TDR if we defer more than three missed payments. We also classify as TDRs loans to certain borrowers who have received bankruptcy relief.
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended September 30, 2012 and 2011, the average term extension of a single-family modified loan was 133 and 103 months, respectively, and the average interest rate reduction was 2.08 and 2.63 percentage points, respectively. During the nine months ended September 30, 2012 and 2011, the average term extension of a single-family modified loan was 127 and 82 months, respectively, and the average interest rate reduction was 2.23 and 3.14 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,
	2012(1)		2011
	Number of Loans	Recorded Investment(2)	Number of Loans	Recorded Investment(2)
	(Dollars in millions)
Single-family:
Primary(3)	165,395	$22,068	60,725	$10,594
Government(4)	112	13	201	24
Alt-A	31,088	5,284	12,932	2,691
Other(5)	8,868	1,865	5,429	1,324
Total single-family	205,463	29,230	79,287	14,633
Multifamily	4	19	13	39
Total troubled debt restructurings	205,467	$29,249	79,300	$14,672

	For the Nine Months Ended September 30,
	2012(1)		2011
	Number of Loans	Recorded Investment(2)	Number of Loans	Recorded Investment(2)
	(Dollars in millions)
Single-family:
Primary(3)	224,165	$32,022	132,682	$23,783
Government(4)	314	41	497	86
Alt-A	42,026	7,537	27,722	5,958
Other(5)	12,721	2,823	12,424	3,095
Total single-family	279,226	42,423	173,325	32,922
Multifamily	25	152	42	214
Total troubled debt restructurings	279,251	$42,575	173,367	$33,136
__________

(1)	As of September 30, 2012, we classified as TDRs approximately 170,000 loans to certain borrowers who have received bankruptcy relief. These loans had a recorded investment of $22.9 billion.

(2)
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The increase in our TDR activity during the three and nine months ended September 30, 2012 was due to the classification of loans as TDRs where the borrower used the bankruptcy process to receive a discharge of the mortgage debt or to cure a mortgage delinquency over time. These loans were identified and classified as TDRs as of September 30, 2012.
The following table displays the number of loans and recorded investment in loans that had a payment default for the three and nine months ended September 30, 2012 and 2011 and were modified in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale, single-family loans with completed modifications that are two or more months delinquent during the period or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended September 30,
	2012		2011
	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
	(Dollars in millions)
Single-family:
Primary(2)	10,870	$1,798	14,545	$2,531
Government(3)	51	8	70	17
Alt-A	1,854	377	2,929	620
Other(4)	841	196	1,519	378
Total single-family	13,616	2,379	19,063	3,546
Multifamily	1	9	—	—
Total TDRs that subsequently defaulted	13,617	$2,388	19,063	$3,546

	For the Nine Months Ended September 30,
	2012		2011
	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
	(Dollars in millions)
Single-family:
Primary(2)	33,446	$5,699	52,532	$9,227
Government(3)	150	25	252	68
Alt-A	6,113	1,246	11,625	2,499
Other(4)	2,997	719	5,384	1,315
Total single-family	42,706	7,689	69,793	13,109
Multifamily	3	12	8	49
Total TDRs that subsequently defaulted	42,709	$7,701	69,801	$13,158
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
The following table displays changes in single-family, multifamily and total allowance for loan losses for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$51,322	$10,812	$62,134	$54,949	$13,078	$68,027
Provision (benefit) for loan losses(1)	3,104	(922)	2,182	(235)	4,318	4,083
Charge-offs(2)(3)	(3,281)	(232)	(3,513)	(3,802)	(260)	(4,062)
Recoveries	323	27	350	848	35	883
Transfers(4)	1,372	(1,372)	—	1,764	(1,764)	—
Other(5)	710	34	744	860	137	997
Ending balance	$53,550	$8,347	$61,897	$54,384	$15,544	$69,928
Multifamily allowance for loan losses:
Beginning balance	$760	$481	$1,241	$1,017	$462	$1,479
(Benefit) provision for loan losses(1)	(75)	(24)	(99)	39	37	76
Charge-offs(2)(3)	(28)	—	(28)	(51)	—	(51)
Transfers(4)	6	(6)	—	6	(6)	—
Other(5)	1	—	1	3	—	3
Ending balance	$664	$451	$1,115	$1,014	$493	$1,507
Total allowance for loan losses:
Beginning balance	$52,082	$11,293	$63,375	$55,966	$13,540	$69,506
Provision (benefit) for loan losses(1)	3,029	(946)	2,083	(196)	4,355	4,159
Charge-offs(2)(3)	(3,309)	(232)	(3,541)	(3,853)	(260)	(4,113)
Recoveries	323	27	350	848	35	883
Transfers(4)	1,378	(1,378)	—	1,770	(1,770)	—
Other(5)	711	34	745	863	137	1,000
Ending balance(6)	$54,214	$8,798	$63,012	$55,398	$16,037	$71,435

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$56,294	$14,339	$70,633	$47,377	$12,603	$59,980
Provision (benefit) for loan losses(1)	1,260	(372)	888	9,962	10,410	20,372
Charge-offs(2)(3)	(11,409)	(703)	(12,112)	(14,766)	(1,466)	(16,232)
Recoveries	1,185	136	1,321	3,197	1,537	4,734
Transfers(4)	5,172	(5,172)	—	7,676	(7,676)	—
Other(5)	1,048	119	1,167	938	136	1,074
Ending balance	$53,550	$8,347	$61,897	$54,384	$15,544	$69,928
Multifamily allowance for loan losses:
Beginning balance	$1,015	$508	$1,523	$1,153	$423	$1,576
(Benefit) provision for loan losses(1)	(177)	(35)	(212)	41	135	176
Charge-offs(2)(3)	(216)	—	(216)	(252)	—	(252)
Transfers(4)	23	(23)	—	63	(63)	—
Other(5)	19	1	20	9	(2)	7
Ending balance	$664	$451	$1,115	$1,014	$493	$1,507
Total allowance for loan losses:
Beginning balance	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556
Provision (benefit) for loan losses(1)	1,083	(407)	676	10,003	10,545	20,548
Charge-offs(2)(3)	(11,625)	(703)	(12,328)	(15,018)	(1,466)	(16,484)
Recoveries	1,185	136	1,321	3,197	1,537	4,734
Transfers(4)	5,195	(5,195)	—	7,739	(7,739)	—
Other(5)	1,067	120	1,187	947	134	1,081
Ending balance(6)	$54,214	$8,798	$63,012	$55,398	$16,037	$71,435
__________

(1)	Provision (benefit) for loan losses is included in (provision) benefit for credit losses in our condensed consolidated statements of operations and comprehensive income (loss).

(2)
While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Accordingly, charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(3)
Total charge-offs include accrued interest of $198 million and $289 million for the three months ended September 30, 2012 and 2011, respectively, and $709 million and $1.1 billion for the nine months ended September 30, 2012 and 2011, respectively. Single-family charge-offs include accrued interest of $196 million and $279 million for the three months ended September 30, 2012 and 2011, respectively, and $682 million and $1.1 billion for the nine months ended September 30, 2012 and 2011, respectively. Multifamily charge-offs include accrued interest of $2 million and $10 million for the three months ended September 30, 2012 and 2011, respectively, and $27 million and $34 million for the nine months ended September 30, 2012 and 2011, respectively.

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

(6)	Total allowance for loan losses includes $376 million and $334 million as of September 30, 2012 and 2011, respectively, for acquired credit-impaired loans.

As of September 30, 2012, the allowance for accrued interest receivable for loans of Fannie Mae was $1.6 billion and for loans of consolidated trusts was $218 million. As of December 31, 2011, the allowance for accrued interest receivable for loans of Fannie Mae was $2.2 billion and for loans of consolidated trusts was $336 million.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of September 30, 2012 and December 31, 2011.

	As of
	September 30, 2012(1)			December 31, 2011
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans	$47,784	$450	$48,234	$45,765	$717	$46,482
Collectively reserved loans	13,738	664	14,402	24,494	805	25,299
Acquired credit-impaired loans	375	1	376	374	1	375
Total allowance for loan losses	$61,897	$1,115	$63,012	$70,633	$1,523	$72,156

Recorded investment in loans by segment: (2)
Individually impaired loans	$190,104	$3,934	$194,038	$161,942	$4,579	$166,521
Collectively reserved loans	2,629,379	182,896	2,812,275	2,634,456	174,595	2,809,051
Acquired credit-impaired loans	2,622	39	2,661	3,272	47	3,319
Total recorded investment in loans	$2,822,105	$186,869	$3,008,974	$2,799,670	$179,221	$2,978,891
__________

(1)
As of September 30, 2012, we began classifying as TDRs loans to certain borrowers who have received bankruptcy relief. These loans had a recorded investment of $22.9 billion and a related allowance of $1.1 billion as of September 30, 2012.

(2)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income (loss). The following table displays our investments in trading securities as of September 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30,	December 31,
	2012	2011
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$6,245	$7,424
Freddie Mac	2,840	2,732
Ginnie Mae	280	287
Alt-A private-label securities	1,276	1,349
Subprime private-label securities	1,265	1,280
CMBS	9,920	10,411
Mortgage revenue bonds	681	724
Other mortgage-related securities	118	143
Total	22,625	24,350
Non-mortgage-related securities:
U.S. Treasury securities	19,897	47,737
Asset-backed securities	—	2,111
Total	19,897	49,848
Total trading securities	$42,522	$74,198

The following table displays information about our net trading gains and losses for the three and nine months ended September 30, 2012 and 2011.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Net trading gains (losses):
Mortgage-related securities	$403	$(209)	$687	$151
Non-mortgage-related securities	3	(5)	(11)	(5)
Total	$406	$(214)	$676	$146
Net trading gains (losses) recorded in the period related to securities still held at period end:
Mortgage-related securities	$396	$(206)	$724	$145
Non-mortgage-related securities	3	—	1	2
Total	$399	$(206)	$725	$147
Available-for-Sale Securities
We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses recorded net of tax as a component of “Other comprehensive income, net of tax” and we record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income (loss).

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and nine months ended September 30, 2012 and 2011.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Gross realized gains	$5	$15	$32	$148
Gross realized losses	3	22	13	75
Total proceeds (1)	44	597	444	1,826
__________
s

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”
The following table displays the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
	Total Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI (2)	Gross Unrealized Losses - Other (3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$10,576	$1,005	$(1)	$(10)	$11,570
Freddie Mac	9,365	825	—	—	10,190
Ginnie Mae	676	116	—	—	792
Alt-A private-label securities	11,768	380	(792)	(128)	11,228
Subprime private-label securities	8,402	140	(868)	(302)	7,372
CMBS(4)	12,609	732	—	(20)	13,321
Mortgage revenue bonds	8,604	176	(52)	(55)	8,673
Other mortgage-related securities	3,425	98	(22)	(295)	3,206
Total	$65,425	$3,472	$(1,735)	$(810)	$66,352

	As of December 31, 2011
	Total Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI (2)	Gross Unrealized Losses - Other (3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$15,486	$1,381	$(3)	$(14)	$16,850
Freddie Mac	11,906	917	—	—	12,823
Ginnie Mae	775	127	—	—	902
Alt-A private-label securities	13,314	233	(1,618)	(246)	11,683
Subprime private-label securities	9,556	17	(1,534)	(453)	7,586
CMBS(4)	13,949	181	—	(104)	14,026
Mortgage revenue bonds	10,172	202	(56)	(64)	10,254
Other mortgage-related securities	3,687	92	(39)	(282)	3,458
Total	$78,845	$3,150	$(3,250)	$(1,163)	$77,582

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

(2)
Represents the noncredit component of other-than-temporary impairment losses recorded in “Accumulated other comprehensive income (loss)” as well as cumulative changes in fair value of securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $566 million and $686 million as of September 30, 2012 and December 31, 2011, respectively, of increase to the carrying amount from previous fair value hedge accounting.
The following table displays additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$259	$(10)	$334
Alt-A private-label securities	(15)	748	(905)	5,159
Subprime private-label securities	(17)	340	(1,153)	5,583
CMBS	—	—	(20)	272
Mortgage revenue bonds	(29)	411	(78)	908
Other mortgage-related securities	(3)	107	(314)	1,555
Total	$(65)	$1,865	$(2,480)	$13,811

	As of December 31, 2011
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(4)	$519	$(13)	$208
Alt-A private-label securities	(133)	1,414	(1,731)	6,525
Subprime private-label securities	(73)	471	(1,914)	6,686
CMBS	(20)	1,458	(84)	2,790
Mortgage revenue bonds	(4)	114	(116)	1,971
Other mortgage-related securities	(21)	547	(300)	1,588
Total	$(255)	$4,523	$(4,158)	$19,768
Other-Than-Temporary Impairments
We recognize the credit component of other-than-temporary impairments of our debt securities in “Net other-than-temporary impairments” and the noncredit component in “Other comprehensive income (loss)” in our condensed consolidated statements of operations and comprehensive income (loss) for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.
The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. As of September 30, 2012, $2.5 billion of gross unrealized losses on AFS securities had existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of September 30, 2012 include unrealized losses on securities with other-than-

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive income (loss).” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of September 30, 2012 that was 85% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.
The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Alt-A private-label securities	$6	$238	$361	$329
Subprime private-label securities	21	2	324	2
Other	11	22	16	31
Net other-than-temporary impairments	$38	$262	$701	$362
Net other-than-temporary impairments recorded in the three months ended September 30, 2012 decreased compared with the three months ended September 30, 2011, primarily due to an increase in the net present value of projected cash flows on our Alt-A and subprime private-label securities resulting from improved home prices, as well as a tightening of credit spreads. Net other-than-temporary impairments recorded in the nine months ended September 30, 2012 increased compared with the nine months ended September 30, 2011, driven primarily by an update to the assumptions used to project cash flow estimates on our Alt-A and subprime securities in the three months ended June 30, 2012.  For additional information, refer to “Note 1, Summary of Significant Accounting Policies.”
The following table displays activity related to the unrealized credit component on debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011. A related unrealized noncredit component has been recognized in “Other comprehensive income (loss).”

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Balance, beginning of period	$9,366	$7,876	$8,915	$8,215
Additions for the credit component on debt securities for which OTTI was not previously recognized	11	—	13	8
Additions for the credit component on debt securities for which OTTI was previously recognized	27	262	688	354
Reductions for securities no longer in portfolio at period end	(1)	(5)	(3)	(5)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(91)	(253)	(301)	(692)
Balance, end of period	$9,312	$7,880	$9,312	$7,880
As of September 30, 2012, those debt securities with other-than-temporary impairment for which we recognized the credit component of OTTI in our condensed consolidated statements of operations and comprehensive income (loss) consisted predominantly of Alt-A and subprime securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We have recorded other-than-temporary impairments for the three and nine months ended September 30, 2012 based on this analysis. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or, if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.
The following table displays the modeled attributes, including default rates and severities, which are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall as of September 30, 2012. Assumption of voluntary prepayment rates is also an input to the present value of expected losses.

	As of September 30, 2012
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$1,459	$448	$2,973	$445	$2,027
Weighted average collateral default(1)	40.5%	38.4%	13.1%	28.7%	17.1%
Weighted average collateral severities(2)	69.8	60.6	54.3	53.4	47.4
Weighted average voluntary prepayment rates(3)	6.4	6.3	12.4	7.0	9.9
Average credit enhancement(4)	51.8	12.2	12.1	22.7	9.4
2005
Unpaid principal balance	$145	$1,203	$1,056	$484	$2,124
Weighted average collateral default(1)	67.8%	53.0%	38.5%	50.2%	36.8%
Weighted average collateral severities(2)	75.6	67.5	65.5	64.0	55.1
Weighted average voluntary prepayment rates(3)	2.4	4.9	7.3	5.5	6.4
Average credit enhancement(4)	64.9	20.7	0.9	12.4	4.1
2006
Unpaid principal balance	$10,781	$1,038	$478	$1,444	$1,495
Weighted average collateral default(1)	70.6%	67.3%	39.5%	55.8%	34.1%
Weighted average collateral severities(2)	77.7	68.6	67.4	64.0	56.8
Weighted average voluntary prepayment rates(3)	2.3	3.6	5.8	4.3	6.3
Average credit enhancement(4)	14.1	13.0	0.4	0.6	—
2007 & After:
Unpaid principal balance	$575	$—	$—	$—	$105
Weighted average collateral default(1)	66.3%	N/A	N/A	N/A	40.1%
Weighted average collateral severities(2)	69.8	N/A	N/A	N/A	59.0
Weighted average voluntary prepayment rates(3)	2.0	N/A	N/A	N/A	6.9
Average credit enhancement(4)	28.8	N/A	N/A	N/A	23.2
Total
Unpaid principal balance	$12,960	$2,689	$4,507	$2,373	$5,751
Weighted average collateral default(1)	67.0%	56.1%	21.8%	49.6%	29.2%
Weighted average collateral severities(2)	76.4	66.8	58.3	62.0	52.9
Weighted average voluntary prepayment rates(3)	2.7	4.6	10.5	5.1	7.6
Average credit enhancement(4)	19.6	16.3	8.2	7.1	5.3

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
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of September 30, 2012. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of September 30, 2012
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$10,576	$11,570	$—	$—	$29	$30	$1,009	$1,073	$9,538	$10,467
Freddie Mac	9,365	10,190	3	3	58	62	876	945	8,428	9,180
Ginnie Mae	676	792	—	—	2	2	4	4	670	786
Alt-A private-label securities	11,768	11,228	—	—	—	1	191	197	11,577	11,030
Subprime private-label securities	8,402	7,372	—	—	—	—	—	—	8,402	7,372
CMBS	12,609	13,321	44	46	11,601	12,288	711	751	253	236
Mortgage revenue bonds	8,604	8,673	58	60	368	378	684	695	7,494	7,540
Other mortgage-related securities	3,425	3,206	—	—	—	—	—	11	3,425	3,195
Total	$65,425	$66,352	$105	$109	$12,058	$12,761	$3,475	$3,676	$49,787	$49,806
Accumulated Other Comprehensive Income (Loss)
The following table displays our accumulated other comprehensive income (loss) by major categories as of September 30, 2012 and December 31, 2011.

	As of
	September 30,	December 31,
	2012	2011
	(Dollars in millions)
Net unrealized gains on available-for-sale securities for which we have not recorded other-than-temporary impairment, net of tax	$1,426	$1,152
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment, net of tax	(812)	(1,953)
Other losses	(413)	(434)
Accumulated other comprehensive income (loss)	$201	$(1,235)
The following table displays the activity in other comprehensive income (loss), net of tax, by major categories for the three and nine months ended September 30, 2012 and 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Comprehensive income (loss):
Net income (loss)	$1,813	$(5,085)	$9,650	$(14,448)
Other comprehensive income (loss), net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of tax of $386 and $210, respectively, for the three months ended and net of tax of $536 and $142, respectively, for the nine months ended)	719	(391)	974	(264)
Reclassification adjustment for other-than-temporary impairments recognized in net income (loss) (net of tax of $13 and $92, respectively, for the three months ended and $245 and $120, respectively, for the nine months ended)	25	170	456	242
Reclassification adjustment for gains included in net income (loss) (net of tax of $2 and $10, respectively, for the three months ended and net of tax of $8 and $1, respectively, for the nine months ended)	(3)	23	(14)	2
Other	5	1	20	6
Other comprehensive income (loss)	746	(197)	1,436	(14)
Total comprehensive income (loss)	$2,559	$(5,282)	$11,086	$(14,462)
6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These guarantees expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The contractual terms of our guarantees range from 30 days to 40 years; however the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans.
For those guarantees recognized in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $54.2 billion and $59.4 billion as of September 30, 2012 and December 31, 2011, respectively.
In addition, we had maximum potential exposure of $8.6 billion and $9.3 billion for other guarantees not recognized in our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of current accounting guidance on guaranty accounting.
The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheets was $13.4 billion and $14.1 billion as of September 30, 2012 and December 31, 2011, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $3.7 billion and $4.0 billion as of September 30, 2012 and December 31, 2011, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $1.9 billion and $2.2 billion as of September 30, 2012 and December 31, 2011, respectively.
Risk Characteristics of our Book of Business
We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.

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
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012(1)			As of December 31, 2011(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.91%	0.65%	3.82%	1.98%	0.73%	4.47%
Percentage of single-family conventional loans(4)	2.12	0.68	3.41	2.17	0.74	3.91

	As of
	September 30, 2012(1)		December 31, 2011 (1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	14%	13.53%	18%	13.76%
Geographical distribution:
Arizona	2	2.35	2	3.65
California	19	1.89	19	2.46
Florida	6	10.49	6	11.80
Nevada	1	6.97	1	7.42
Select Midwest states(6)	10	3.66	10	4.39
All other states	62	2.89	62	3.18
Product distribution:
Alt-A	6	11.61	7	12.43
Subprime	*	20.85	*	23.18
Vintages:
2005	6	7.54	7	7.27
2006	5	11.87	7	11.81
2007	8	12.66	10	12.62
2008	5	6.26	7	5.64
All other vintages	76	1.40	69	1.59

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

__________

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of September 30, 2012 and December 31, 2011.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process, as of September 30, 2012 and December 31, 2011.

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

(6)	Consists of Illinois, Indiana, Michigan, and Ohio.

	As of
	September 30, 2012(1)(2)		December 31, 2011(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.09%	0.28%	0.11%	0.59%

	As of
	September 30, 2012(1)		December 31, 2011(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original loan-to-value ratio:
Greater than 80%	4%	1.14%	5%	2.51%
Less than or equal to 80%	96	0.25	95	0.49
Original debt service coverage ratio:
Less than or equal to 1.10	8	0.47	8	0.24
Greater than 1.10	92	0.26	92	0.62
Current debt service coverage ratio less than 1.0(5)	6	1.90	7	3.66
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of September 30, 2012 and December 31, 2011 excluding loans that have been defeased.

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

7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in full satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held for sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property and the related valuation allowance for the three and nine months ended September 30, 2012 and 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2012
	Acquired Property	Valuation Allowance(1)	Acquired Property, Net	Acquired Property	Valuation Allowance(1)	Acquired Property, Net
	(Dollars in millions)
Balance as of beginning of period	$11,035	$(648)	$10,387	$12,401	$(1,028)	$11,373
Additions	4,349	(259)	4,090	12,457	(500)	11,957
Disposals	(4,442)	298	(4,144)	(13,916)	1,211	(12,705)
Write-downs, net of recoveries	—	(55)	(55)	—	(347)	(347)
Balance as of end of period	$10,942	$(664)	$10,278	$10,942	$(664)	$10,278

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2011
	Acquired Property	Valuation Allowance(1)	Acquired Property, Net	Acquired Property	Valuation Allowance(1)	Acquired Property, Net
	(Dollars in millions)
Balance as of beginning of period	$14,915	$(1,323)	$13,592	$18,054	$(1,881)	$16,173
Additions	4,066	(144)	3,922	13,953	(422)	13,531
Disposals	(5,606)	601	(5,005)	(18,632)	2,119	(16,513)
Write-downs, net of recoveries	—	(314)	(314)	—	(996)	(996)
Balance as of end of period	$13,375	$(1,180)	$12,195	$13,375	$(1,180)	$12,195
__________

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our single-family segment.
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of September 30, 2012 and December 31, 2011.

	As of
	September 30, 2012		December 31, 2011
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Fixed-rate short-term debt:
Discount notes(2)	$104,547	0.15%	$146,301	0.13%
Foreign exchange discount notes(3)	515	1.71	371	1.88
Other(4)	—	—	80	0.04
Total short-term debt of Fannie Mae	105,062	0.16	146,752	0.13
Debt of consolidated trusts	3,806	0.15	4,973	0.09
Total short-term debt	$108,868	0.16%	$151,725	0.13%

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
Intraday Lines of Credit
We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of September 30, 2012 and December 31, 2011. We had no borrowings outstanding from these lines of credit as of September 30, 2012.
Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of September 30, 2012 and December 31, 2011.

	As of
	September 30, 2012			December 31, 2011
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2012 - 2030	$260,774	2.58%	2012 - 2030	$277,146	2.81%
Medium-term notes(2)	2012 - 2022	174,867	1.31	2012 - 2021	176,886	1.61
Foreign exchange notes and bonds	2021 - 2028	689	5.30	2021 - 2028	662	5.44
Other(3)(4)	2012 - 2038	41,654	5.11	2012 - 2040	50,912	5.29
Total senior fixed		477,984	2.34		505,606	2.64
Senior floating:
Medium-term notes(2)	2012 - 2019	63,516	0.29	2012 - 2016	71,855	0.32
Other(3)(4)	2020 - 2037	396	7.46	2020 - 2037	420	8.01
Total senior floating		63,912	0.33		72,275	0.35
Subordinated fixed:
Qualifying subordinated(5)	2013 - 2014	2,522	5.00	2012 - 2014	4,894	5.08
Subordinated debentures	2019	3,124	9.92	2019	2,917	9.91
Total subordinated fixed		5,646	7.72		7,811	6.88
Secured borrowings(6)	2021 - 2022	367	1.87	—	—	—
Total long-term debt of Fannie Mae(7)		547,909	2.16		585,692	2.42
Debt of consolidated trusts(4)	2012 - 2052	2,539,933	3.58	2012 - 2051	2,452,455	4.18
Total long-term debt		$3,087,842	3.32%		$3,038,147	3.84%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(3)	Includes long-term debt that is not included in other debt categories.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

(5)	Consists of subordinated debt issued with an interest deferral feature.

(6)	Represents remaining liability for transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(7)	Reported amounts include a net discount and other cost basis adjustments of $6.2 billion and $9.2 billion as of September 30, 2012 and December 31, 2011, respectively.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012				As of December 31, 2011
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$5,375	$80	$244,217	$(20,619)	$30,950	$102	$155,807	$(17,391)
Receive-fixed	286,365	10,971	9,075	(27)	170,668	8,118	59,027	(93)
Basis	21,822	163	3,100	(1)	382	122	9,240	(44)
Foreign currency	811	195	391	(43)	581	155	451	(62)
Swaptions:
Pay-fixed	33,400	105	26,625	(162)	48,600	165	47,750	(194)
Receive-fixed	19,470	4,317	26,625	(2,517)	33,695	6,371	47,750	(3,238)
Other(1)	7,395	28	12	—	8,214	52	75	—
Total gross risk management derivatives	374,638	15,859	310,045	(23,369)	293,090	15,085	320,100	(21,022)
Accrued interest receivable (payable)	—	1,224	—	(1,602)	—	920	—	(1,238)
Netting adjustment(2)	—	(16,826)	—	24,596	—	(15,829)	—	21,898
Total net risk management derivatives	$374,638	$257	$310,045	$(375)	$293,090	$176	$320,100	$(362)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$16,260	$255	$4,209	$(6)	$9,710	$73	$422	$—
Forward contracts to purchase mortgage-related securities	48,212	804	7,447	(14)	32,707	309	2,570	(6)
Forward contracts to sell mortgage-related securities	6,414	12	96,999	(1,638)	1,370	3	54,656	(548)
Total mortgage commitment derivatives	$70,886	$1,071	$108,655	$(1,658)	$43,787	$385	$57,648	$(554)
Derivatives at fair value	$445,524	$1,328	$418,700	$(2,033)	$336,877	$561	$377,748	$(916)
__________

(1)
Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $7.8 billion and $6.8 billion as of September 30, 2012 and December 31, 2011, respectively. No cash collateral was received as of September 30, 2012 and $779 million was received as of December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

A majority of our derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in our derivatives contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of September 30, 2012 was $7.9 billion, for which we posted collateral of $7.8 billion in the normal course of business. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $116 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of September 30, 2012.
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
We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income (loss). The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three and nine months ended September 30, 2012 and 2011.

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(2,272)	$(11,334)	$(6,955)	$(16,206)
Receive-fixed	1,511	4,577	4,185	7,105
Basis	42	75	98	104
Foreign currency	61	31	70	114
Swaptions:
Pay-fixed	51	533	108	805
Receive-fixed	123	2,091	374	2,591
Other(1)	(24)	(40)	(30)	(80)
Total risk management derivatives fair value losses, net	(508)	(4,067)	(2,150)	(5,567)
Mortgage commitment derivatives fair value losses, net	(816)	(188)	(1,583)	(226)
Total derivatives fair value losses, net	$(1,324)	$(4,255)	$(3,733)	$(5,793)
__________

(1)	Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts.
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
The table below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of September 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of September 30, 2012
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Other(3)	Total
	(Dollars in millions)
Credit loss exposure(4)	$—	$118	$83	$201	$28	$229
Less: Collateral held(5)	—	116	82	198	—	198
Exposure net of collateral	$—	$2	$1	$3	$28	$31
Additional information:
Notional amount	$19,038	$617,668	$47,513	$684,219	$464	$684,683
Number of counterparties	4	14	4	22

	As of December 31, 2011
	Credit Rating(1)
	AA+/AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Other(3)	Total
	(Dollars in millions)
Credit loss exposure(4)	$—	$885	$—	$885	$51	$936
Less: Collateral held(5)	—	840	—	840	—	840
Exposure net of collateral	$—	$45	$—	$45	$51	$96
Additional information:
Notional amount	$63,294	$546,967	$—	$610,261	$2,929	$613,190
Number of counterparties	6	10	—	16
__________

(1)
We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P’s rating for any ratings based on Moody’s scale.

(2)
We had credit loss exposure to eight and four counterparties for interest rate and foreign currency derivatives counterparties as of September 30, 2012 and December 31, 2011, respectively. Those interest rate and foreign currency derivatives had notional balances of $8.5 billion and $127.5 billion as of September 30, 2012 and December 31, 2011, respectively.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Under our segment reporting, the sum of the results for our three business segments does not equal our condensed consolidated statements of operations and comprehensive income (loss), as we separate the activity related to our consolidated trusts from the results generated by our three segments. Our business segment results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision or benefit for federal income taxes. In addition, we allocate intracompany guaranty fee income as a charge from the Single-Family and Multifamily segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group. We also include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to net income (loss) in our condensed consolidated statements of operations and comprehensive income (loss).
The following tables display our business segment results for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments (2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(192)	$(1)	$3,247	$1,778		$485	(3)	$5,317
(Provision) benefit for credit losses	(2,176)	97	—	—		—		(2,079)
Net interest (loss) income after (provision) benefit for credit losses	(2,368)	96	3,247	1,778		485		3,238
Guaranty fee income (expense)	2,014	265	(319)	(1,219)	(5)	(685)	(5)	56	(5)
Investment gains (losses), net	5	11	2,201	(64)		(2,019)	(6)	134
Net other-than-temporary impairments	—	—	(38)	—		—		(38)
Fair value losses, net	(1)	—	(961)	(58)		—	(7)	(1,020)
Debt extinguishment losses, net	—	—	(46)	(8)		—		(54)
Gains from partnership investments	—	43	—	—		(8)		35	(8)
Fee and other income (expense)	181	55	185	(94)		(5)		322
Administrative expenses	(397)	(70)	(121)	—		—		(588)
Foreclosed property income	46	2	—	—		—		48
Other expenses	(290)	(7)	(6)	—		(17)		(320)
(Loss) income before federal income taxes	(810)	395	4,142	335		(2,249)		1,813
(Provision) benefit for federal income taxes	(12)	32	(20)	—		—		—
Net (loss) income	(822)	427	4,122	335		(2,249)		1,813
Less: Net loss attributable to noncontrolling interest	—	—	—	—		8	(9)	8
Net (loss) income attributable to Fannie Mae	$(822)	$427	$4,122	$335		$(2,241)		$1,821

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments (2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(786)	$(14)	$10,231	$5,078		$1,433	(3)	$15,942
(Provision) benefit for credit losses	(1,273)	235	—	—		—		(1,038)
Net interest (loss) income after (provision) benefit for credit losses	(2,059)	221	10,231	5,078		1,433		14,904
Guaranty fee income (expense)	5,895	760	(977)	(3,584)	(5)	(1,918)	(5)	176	(5)
Investment gains, net	8	23	4,666	50		(4,366)	(6)	381
Net other-than-temporary impairments	—	—	(699)	(2)		—		(701)
Fair value losses, net	(5)	—	(3,252)	(66)		137	(7)	(3,186)
Debt extinguishment (losses) gains, net	—	—	(218)	37		—		(181)
Gains from partnership investments	—	72	—	—		(4)		68	(8)
Fee and other income (expense)	588	151	551	(302)		(16)		972
Administrative expenses	(1,159)	(194)	(366)	—		—		(1,719)
Foreclosed property (expense) income	(227)	6	—	—		—		(221)
Other expenses	(765)	(7)	(17)	—		(54)		(843)
Income before federal income taxes	2,276	1,032	9,919	1,211		(4,788)		9,650
(Provision) benefit for federal income taxes	(12)	32	(20)	—		—		—
Net income	2,264	1,064	9,899	1,211		(4,788)		9,650
Less: Net loss attributable to noncontrolling interest	—	—	—	—		4	(9)	4
Net income attributable to Fannie Mae	$2,264	$1,064	$9,899	$1,211		$(4,784)		$9,654

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2011
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments (2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(374)	$(7)	$3,904	$1,210		$453	(3)	$5,186
Provision for credit losses(4)	(4,072)	(79)	—	—		—		(4,151)
Net interest (loss) income after provision for credit losses	(4,446)	(86)	3,904	1,210		453		1,035
Guaranty fee income (expense)	1,867	226	(369)	(1,124)	(5)	(551)	(5)	49	(5)
Investment gains (losses), net	3	5	801	(89)		(647)	(6)	73
Net other-than-temporary impairments	—	—	(262)	—		—		(262)
Fair value losses, net	(2)	—	(4,670)	(17)		164	(7)	(4,525)
Debt extinguishment losses, net	—	—	(107)	(12)		—		(119)
Losses from partnership investments	—	(30)	—	—		—		(30)	(8)
Fee and other income (expense)	136	51	125	(67)		(3)		242
Administrative expenses	(409)	(62)	(120)	—		—		(591)
Foreclosed property expense	(710)	(23)	—	—		—		(733)
Other expenses	(184)	(9)	(14)	—		(17)		(224)
(Loss) income before federal income taxes	(3,745)	72	(712)	(99)		(601)		(5,085)
(Provision) benefit for federal income taxes	(1)	—	1	—		—		—
Net (loss) income attributable to Fannie Mae	$(3,746)	$72	$(711)	$(99)		$(601)		$(5,085)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2011
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments (2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(1,952)	$(27)	$11,481	$4,098		$1,518	(3)	$15,118
Provision for credit losses(4)	(21,104)	(138)	—	—		—		(21,242)
Net interest (loss) income after provision for credit losses	(23,056)	(165)	11,481	4,098		1,518		(6,124)
Guaranty fee income (expense)	5,618	651	(1,159)	(3,350)	(5)	(1,611)	(5)	149	(5)
Investment (losses) gains, net	(2)	10	2,589	(258)		(2,020)	(6)	319
Net other-than-temporary impairments	—	—	(361)	(1)		—		(362)
Fair value losses, net	(5)	—	(5,959)	(122)		216	(7)	(5,870)
Debt extinguishment (losses) gains, net	—	—	(186)	37		—		(149)
Losses from partnership investments	—	(8)	—	—		1		(7)	(8)
Fee and other income (expense)	397	166	309	(222)		(6)		644
Administrative expenses	(1,225)	(194)	(346)	—		—		(1,765)
Foreclosed property expense	(717)	(26)	—	—		—		(743)
Other (expenses) income	(579)	33	(32)	—		(53)		(631)
(Loss) income before federal income taxes	(19,569)	467	6,336	182		(1,955)		(14,539)
Benefit (provision) for federal income taxes	106	(61)	46	—		—		91
Net (loss) income	(19,463)	406	6,382	182		(1,955)		(14,448)
Less: Net income attributable to noncontrolling interest	—	—	—	—		(1)	(9)	(1)
Net (loss) income attributable to Fannie Mae	$(19,463)	$406	$6,382	$182		$(1,956)		$(14,449)
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

11. Concentration of Credit Risk
Mortgage Seller/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage seller/servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced 59% of our single-family guaranty book of business as of September 30, 2012, compared with 63% as of December 31, 2011. Our ten largest multifamily mortgage servicers, including their affiliates, serviced 68% of our multifamily guaranty book of business as of September 30, 2012, compared with 67% as of December 31, 2011.
If a significant seller/servicer counterparty, or a number of seller/servicers fails to meet its obligations to us, it could result in a significant increase in our credit losses and have a material adverse affect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $90.5 billion and $91.2 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2012 and December 31, 2011, which represented 3% of our single-family guaranty book of business. Our primary mortgage insurance coverage risk in force was $89.1 billion and $87.3 billion as of September 30, 2012 and December 31, 2011. Our pool mortgage insurance coverage risk in force was $1.5 billion and $3.9 billion as of September 30, 2012 and December 31, 2011, respectively. Our top six mortgage insurance companies provided 93% and 94% of our mortgage insurance as of September 30, 2012 and December 31, 2011, respectively.
As of November 7, 2012, of our largest primary mortgage insurers: PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are in run-off and PMI is also in receivership; Genworth Mortgage Insurance Corporation (“Genworth”) and Mortgage Guaranty Insurance Corporation (“MGIC”) are operating pursuant to waivers they received from their regulators of the state regulatory capital requirements applicable to their main insurance writing entity, as the capital of each entity has fallen below applicable state regulatory capital requirements; and Radian Guaranty, Inc. (“Radian”) has disclosed that, in the absence of additional capital contributions to its main insurance writing entity, its capital might fall below state regulatory capital requirements in the future. These six mortgage insurers provided a combined $70.4 billion, or 78%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2012.
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
Our total loss reserves incorporate an estimated recovery amount from mortgage insurance coverage. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due mortgage insurance benefit for collectability in order to ensure that our total loss reserves reflect probable losses as of the balance sheet date. The following table displays our estimated benefit from mortgage insurers as of September 30, 2012 and December 31, 2011 that reduce our total loss reserves.

	As of
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Contractual mortgage insurance benefit	$10,681	$15,099
Less: Collectability adjustment(1)	1,823	2,867
Estimated benefit included in total loss reserves	$8,858	$12,232
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

We had outstanding receivables of $3.8 billion recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2012 and $3.6 billion as of December 31, 2011 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $1.1 billion as of September 30, 2012 and $639 million as of December 31, 2011 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectability, and they are recorded net of a valuation allowance of $881 million as of September 30, 2012 and $570 million as of December 31, 2011. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of September 30, 2012 and December 31, 2011.
We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.1 billion and $3.6 billion for the three and nine months ended September 30, 2012, respectively, and $1.4 billion and $4.6 billion for the three and nine months ended September 30, 2011, respectively.
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
In the three months ended September 30, 2012, we updated our assumptions for prepayment speeds, severities and default rates, which resulted in an increase in the fair value of our loans of approximately $23 billion. These updates resulted in lower expectation of losses on certain loans, primarily performing loans with high LTV ratios.
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of September 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$2,575	$—	$—	$—	$2,575
Trading securities:
Mortgage-related securities:
Fannie Mae	—	6,169	76	—	6,245
Freddie Mac	—	2,838	2	—	2,840
Ginnie Mae	—	279	1	—	280
Alt-A private-label securities	—	846	430	—	1,276
Subprime private-label securities	—	—	1,265	—	1,265
CMBS	—	9,920	—	—	9,920
Mortgage revenue bonds	—	—	681	—	681
Other	—	—	118	—	118
Non-mortgage-related securities:
U.S. Treasury securities	19,897	—	—	—	19,897
Total trading securities	19,897	20,052	2,573	—	42,522
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	11,538	32	—	11,570
Freddie Mac	—	10,180	10	—	10,190
Ginnie Mae	—	792	—	—	792
Alt-A private-label securities	—	4,666	6,562	—	11,228
Subprime private-label securities	—	—	7,372	—	7,372
CMBS	—	13,321	—	—	13,321
Mortgage revenue bonds	—	4	8,669	—	8,673
Other	—	11	3,195	—	3,206
Total available-for-sale securities	—	40,512	25,840	—	66,352
Mortgage loans of consolidated trusts	—	5,424	2,416	—	7,840
Other assets:
Risk management derivatives:
Swaps	—	12,476	157	—	12,633
Swaptions	—	4,422	—	—	4,422
Other	—	—	28	—	28
Netting adjustment	—	—	—	(16,826)	(16,826)
Mortgage commitment derivatives	—	1,059	12	—	1,071
Total other assets	—	17,957	197	(16,826)	1,328
Total assets at fair value	$22,472	$83,945	$31,026	$(16,826)	$120,617

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$399	$—	$—	$399
Senior floating	—	—	431	—	431
Total of Fannie Mae	—	399	431	—	830
Of consolidated trusts	—	5,943	1,425	—	7,368
Total long-term debt	—	6,342	1,856	—	8,198
Other liabilities:
Risk management derivatives:
Swaps	—	22,126	166	—	22,292
Swaptions	—	2,679	—	—	2,679
Netting adjustment	—	—	—	(24,596)	(24,596)
Mortgage commitment derivatives	—	1,657	1	—	1,658
Total other liabilities	—	26,462	167	(24,596)	2,033
Total liabilities at fair value	$—	$32,804	$2,023	$(24,596)	$10,231

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

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income (loss) for Level 3 assets and liabilities for the three and nine months ended September 30, 2012 and 2011. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2012

		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2012(5)
	Balance, July 1, 2012	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$82	$(1)	$—	$—	$—	$—	$(5)	$—	$—	$76	$(1)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Ginnie Mae	—	—	—	—	—	—	—	—	1	1	—
Alt-A private-label securities	188	12	—	—	—	—	(19)	(54)	303	430	7
Subprime private-label securities	1,226	78	—	—	—	—	(39)	—	—	1,265	78
Mortgage revenue bonds	689	(5)	—	—	—	—	(3)	—	—	681	(5)
Other	118	1	—	—	—	—	(1)	—	—	118	1
Total trading securities	$2,305	$85	$—	$—	$—	$—	$(67)	$(54)	$304	$2,573	$80
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$34	$—	$—	$35	$(35)	$—	$(2)	$—	$—	$32	$—
Freddie Mac	11	—	—	—	—	—	(1)	—	—	10	—
Alt-A private-label securities	6,456	5	179	—	—	—	(263)	(769)	954	6,562	—
Subprime private-label securities	7,230	27	434	—	—	—	(319)	—	—	7,372	—
Mortgage revenue bonds	9,353	2	7	29	(29)	—	(693)	—	—	8,669	—
Other	3,244	(7)	50	—	—	—	(92)	—	—	3,195	—
Total available-for-sale securities	$26,328	$27	$670	$64	$(64)	$—	$(1,370)	$(769)	$954	$25,840	$—
Mortgage loans of consolidated trusts	$2,331	$96	$—	$146	$—	$—	$(123)	$(60)	$26	$2,416	$87
Net derivatives	74	(1)	—	—	—	(2)	(41)	—	—	30	(9)
Long-term debt:
Of Fannie Mae:
Senior floating	$(412)	$(19)	$—	$—	$—	$—	$—	$—	$—	$(431)	$(19)
Of consolidated trusts	(1,319)	(47)	—	—	—	(38)	69	62	(152)	(1,425)	(40)
Total long-term debt	$(1,731)	$(66)	$—	$—	$—	$(38)	$69	$62	$(152)	$(1,856)	$(59)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2012

		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2012(5)
	Balance, December 31, 2011	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,737	$1	$—	$—	$(33)	$—	$(113)	$(1,581)	$65	$76	$(3)
Freddie Mac	—	—	—	—	—	—	—	—	2	2	—
Ginnie Mae	9	—	—	—	—	—	—	(9)	1	1	—
Alt-A private label securities	345	81	—	—	—	—	(86)	(470)	560	430	19
Subprime private-label securities	1,280	100	—	—	—	—	(115)	—	—	1,265	99
Mortgage revenue bonds	724	(31)	—	—	—	—	(12)	—	—	681	(31)
Other	143	(21)	—	—	—	—	(4)	—	—	118	(21)
Total trading securities	$4,238	$130	$—	$—	$(33)	$—	$(330)	$(2,060)	$628	$2,573	$63
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$946	$—	$(8)	$41	$(41)	$—	$(21)	$(895)	$10	$32	$—
Freddie Mac	12	—	—	—	—	—	(2)	—	—	10	—
Alt-A private-label securities	7,256	(97)	472	—	—	—	(800)	(2,676)	2,407	6,562	—
Subprime private-label securities	7,586	(168)	940	—	—	—	(986)	—	—	7,372	—
Mortgage revenue bonds	10,247	5	(13)	29	(71)	—	(1,528)	—	—	8,669	—
Other	3,445	7	12	—	—	—	(269)	—	—	3,195	—
Total available-for-sale securities	$29,492	$(253)	$1,403	$70	$(112)	$—	$(3,606)	$(3,571)	$2,417	$25,840	$—
Mortgage loans of consolidated trusts	$2,319	$216	$—	$533	$—	$—	$(292)	$(404)	$44	$2,416	$143
Net derivatives	65	14	—	—	—	(8)	(41)	—	—	30	8
Long-term debt:
Of Fannie Mae:
Senior floating	$(406)	$(25)	$—	$—	$—	$—	$—	$—	$—	$(431)	$(25)
Of consolidated trusts	(765)	(107)	—	—	—	(523)	147	172	(349)	(1,425)	(95)
Total long-term debt	$(1,171)	$(132)	$—	$—	$—	$(523)	$147	$172	$(349)	$(1,856)	$(120)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2011

		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Loss Related to Assets and Liabilities Still Held as of September 30, 2011(5)
	Balance, July 1, 2011	Included in Net Loss	Included in Other Comprehensive (Loss) Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2011
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,679	$19	$—	$322	$(3)	$—	$(115)	$(41)	$—	$1,861	$41
Ginnie Mae	—	—	—	—	—	—	—	—	36	36	—
Alt- A private-label securities	126	7	—	—	—	—	(13)	(73)	165	212	10
Subprime private-label securities	1,459	(96)	—	—	—	—	(45)	—	—	1,318	(95)
Mortgage revenue bonds	616	105	—	—	—	—	(3)	—	—	718	106
Other	154	(4)	—	—	—	—	(3)	(147)	—	—	—
Total trading securities	$4,034	$31	$—	$322	$(3)	$—	$(179)	$(261)	$201	$4,145	$62
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$635	$(1)	$16	$853	$(344)	$—	$(9)	$(374)	$21	$797	$—
Freddie Mac	12	—	—	—	—	—	(1)	—	1	12	—
Alt-A private-label securities	6,652	(20)	(15)	—	—	—	(250)	(431)	689	6,625	—
Subprime private-label securities	8,909	148	(484)	—	(363)	—	(323)	—	—	7,887	—
Mortgage revenue bonds	10,464	(5)	429	—	(1)	—	(288)	—	—	10,599	—
Other	3,707	(10)	9	—	—	—	(107)	—	—	3,599	—
Total available-for-sale securities	$30,379	$112	$(45)	$853	$(708)	$—	$(978)	$(805)	$711	$29,519	$—
Mortgage loans of consolidated trusts	$2,365	$8	$—	$45	$—	$—	$(101)	$(56)	$23	$2,284	$6
Net derivatives	79	118	—	—	—	(1)	(72)	(70)	—	54	33
Long-term debt:
Of Fannie Mae:
Senior floating	$(402)	$(74)	$—	$—	$—	$—	$70	$—	$—	$(406)	$(74)
Of consolidated trusts	(646)	1	—	—	4	(4)	18	35	(136)	(728)	6
Total long-term debt	$(1,048)	$(73)	$—	$—	$4	$(4)	$88	$35	$(136)	$(1,134)	$(68)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2011

		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Loss Related to Assets and Liabilities Still Held as of September 30, 2011(5)
	Balance, December 31, 2010	Included in Net Loss	Included in Other Comprehensive (Loss) Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2011
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$2,202	$7	$—	$446	$(18)	$—	$(344)	$(432)	$—	$1,861	$32
Ginnie Mae	—	—	—	—	—	—	—	—	36	36	—
Alt-A private-label securities	20	8	—	—	—	—	(14)	(73)	271	212	12
Subprime private-label securities	1,581	(126)	—	—	—	—	(137)	—	—	1,318	(126)
Mortgage revenue bonds	609	126	—	—	—	—	(17)	—	—	718	129
Other	152	1	—	—	—	—	(6)	(147)	—	—	—
Non-mortgage-related:
Asset-backed securities	12	—	—	—	—	—	(5)	(9)	2	—	—
Total trading securities	$4,576	$16	$—	$446	$(18)	$—	$(523)	$(661)	$309	$4,145	$47
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$114	$(1)	$28	$1,742	$(383)	$—	$(11)	$(843)	$151	$797	$—
Freddie Mac	3	—	—	—	—	—	(1)	—	10	12	—
Alt-A private-label securities	7,049	(19)	63	—	—	—	(725)	(1,495)	1,752	6,625	—
Subprime private-label securities	9,932	408	(1,089)	—	(363)	—	(1,001)	—	—	7,887	—
Mortgage revenue bonds	11,030	(8)	723	—	(107)	—	(1,039)	—	—	10,599	—
Other	3,806	(7)	120	—	—	—	(320)	—	—	3,599	—
Total available-for-sale securities	$31,934	$373	$(155)	$1,742	$(853)	$—	$(3,097)	$(2,338)	$1,913	$29,519	$—
Mortgage loans of consolidated trusts	$2,207	$38	$—	$102	$—	$—	$(251)	$(93)	$281	$2,284	$28
Net derivatives	104	123	—	—	—	(2)	(101)	(70)	—	54	49
Long-term debt:
Of Fannie Mae:
Senior floating	$(421)	$(88)	$—	$—	$—	$—	$103	$—	$—	$(406)	$(89)
Of consolidated trusts	(627)	(28)	—	—	4	(44)	66	112	(211)	(728)	(11)
Total long-term debt	$(1,048)	$(116)	$—	$—	$4	$(44)	$169	$112	$(211)	$(1,134)	$(100)
_________

(1)
Gains (losses) included in other comprehensive income (loss) are included in “Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments and taxes” in the condensed consolidated statement of operations and comprehensive income (loss).

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
The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended September 30, 2012
	Interest Income	Fair Value Losses, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$60	$117	$(37)	$1	$141
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2012	$—	$99	$—	$—	$99

	For the Nine Months Ended September 30, 2012
	Interest Income	Fair Value Losses, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$205	$237	$(476)	$9	$(25)
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2012	$—	$94	$—	$—	$94

	For the Three Months Ended September 30, 2011
	Interest Income	Fair Value Losses, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$158	$98	$(62)	$2	$196
Net unrealized (losses) gains related to Level 3 assets and liabilities still held as of September 30, 2011	$(1)	$34	$—	$—	$33

	For the Nine Months Ended September 30, 2011
	Interest Income	Fair Value Losses, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$428	$82	$(85)	$9	$434
Net unrealized (losses) gains related to Level 3 assets and liabilities still held as of September 30, 2011	$(2)	$26	$—	$—	$24

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Nonrecurring Changes in Fair Value
The following table displays assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment) as of September 30, 2012.

	Fair Value Measurements
	As of September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$104	$132	$236
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	24,583	24,583
Of consolidated trusts	—	—	263	263
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,238	1,238
Acquired property, net:
Single-family	—	—	3,657	3,657
Multifamily	—	—	93	93
Other assets	—	—	416	416
Total nonrecurring fair value measurements	$—	$104	$30,382	$30,486
_________

(1)	Excludes estimated recoveries from mortgage insurance proceeds.
The following table displays assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis and the losses recognized for these assets and liabilities for the three and nine months ended September 30, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

						For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
	Fair Value Measurements
	For the Nine Months Ended September 30, 2011
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
_________

(1)
Includes $72 million of mortgage loans held for sale that were sold, deconsolidated, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of September 30, 2011.

(2)	Includes $5.7 billion of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of September 30, 2011.

(3)	Includes $11.8 billion of acquired properties that were sold or transferred as of September 30, 2011.

(4)	Includes $285 million of other assets that were sold or transferred as of September 30, 2011.
The following table displays valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Level 3 Assets:
Trading securities:
Mortgage-related securities:
Agency(2)	Consensus						$79
Alt-A private-label securities	Discounted Cash Flow	Default Rate (%)	9.1	-	15.0	14.3
		Prepayment Speed (%)	0.7	-	3.8	2.0
		Severity (%)	65.0	-	70.0	69.5
		Spreads (bps)	487.0	-	600.0	526.8	398
	Other						32
Total Alt-A private-label securities							430
Subprime private-label securities	Discounted Cash Flow	Default Rate (%)	11.8	-	24.2	17.1
		Prepayment Speed (%)	0.2	-	5.8	2.7
		Severity (%)	80.0			80.0
		Spreads (bps)	515.0	-	725.0	602.6	743
	Consensus	Default Rate (%)	14.9	-	27.8	20.2
		Prepayment Speed (%)	0.1	-	4.3	2.0
		Severity (%)	80.0			80.0
		Spreads (bps)	525.0	-	693.0	610.8	198
	Single Vendor						188
	Consensus						136
Total subprime private-label securities							1,265
Mortgage revenue bonds	Discounted Cash Flow	Spreads (bps)	275.0	-	390.0	335.4	635
	Other						46
Total mortgage revenue bonds							681
Other	Other						118
Total trading securities							$2,573

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	Other						$42
Alt-A private-label securities	Discounted Cash Flow	Default Rate (%)	0.0	-	21.0	5.7
		Prepayment Speed (%)	0.0	-	68.2	8.1
		Severity (%)	50.0	-	70.0	56.4
		Spreads (bps)	301.0	-	798.0	471.3	3,050
	Consensus	Default Rate (%)	0.0	-	15.6	2.9
		Prepayment Speed (%)	0.2	-	32.8	10.0
		Severity (%)	50.0	-	70.0	54.0
		Spreads (bps)	303.0	-	623.0	438.9	2,034
	Consensus						1,272
	Single Vendor	Default Rate (%)	1.1	-	1.4	1.1
		Prepayment Speed (%)	15.1	-	15.7	15.2
		Severity (%)	50.0			50.0
		Spreads (bps)	430.0	-	431.0	430.2	206
Total Alt-A private-label securities							6,562
Subprime private-label securities	Discounted Cash Flow	Default Rate (%)	0.0	-	25.8	15.4
		Prepayment Speed (%)	0.1	-	14.2	2.5
		Severity (%)	65.0	-	80.0	76.8
		Spreads (bps)	375.0	-	735.0	581.9	3,079
	Consensus						2,193
	Consensus	Default Rate (%)	0.0	-	32.8	16.7
		Prepayment Speed (%)	0.0	-	17.1	2.4
		Severity (%)	65.0	-	80.0	77.5
		Spreads (bps)	416.0	-	738.0	578.1	2,011
	Other						89
Total subprime private-label securities							7,372
Mortgage revenue bonds	Single Vendor						6,389
	Discounted Cash Flow	Spreads (bps)	90.0	-	390.0	306.8	1,994
	Other						286
Total mortgage revenue bonds							8,669
Other	Consensus						1,223
	Discounted Cash Flow	Default Rate (%)	2.1	-	10.0	5.0
		Prepayment Speed (%)	0.4	-	3.6	3.0
		Severity (%)	65.0	-	85.0	84.9
		Spreads (bps)	516.0	-	1,207.0	695.9	758
	Consensus	Default Rate (%)	0.2	-	5.0	4.6
		Prepayment Speed (%)	3.0	-	11.0	3.6
		Severity (%)	50.0	-	85.0	83.4
		Spreads (bps)	437.0	-	829.0	675.6	442
	Other						772
Total Other							3,195
Total available-for-sale securities							$25,840

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	Build-Up	Default Rate (%)	0.1	-	93.4	14.7
		Prepayment Speed (%)	5.5	-	50.2	21.9
		Severity (%)	4.9	-	97.0	33.2	$1,448
	Consensus						294
	Discounted Cash Flow	Default Rate (%)	0.0	-	15.6	9.3
		Prepayment Speed (%)	0.0	-	8.5	4.7
		Severity (%)	50.0	-	70.0	61.2
		Spreads (bps)	448.0	-	1,116.0	587.6	255
	Consensus	Default Rate (%)	6.0	-	18.7	10.9
		Prepayment Speed (%)	1.3	-	8.5	4.2
		Severity (%)	65.0	-	70.0	65.7
		Spreads (bps)	507.0	-	1,098.0	618.5	239
	Single Vendor						17
Total single-family							2,253
Multifamily	Build-Up	Spreads (bps)	91.0	-	418.4	195.3	163
Total mortgage loans of consolidated trusts							$2,416
Net derivatives	Dealer Mark						$166
	Internal Model						(136)
Total net derivatives							$30
Long-term debt:
Of Fannie Mae:
Senior floating	Discounted Cash Flow						$(431)
Of consolidated trusts	Discounted Cash Flow	Default Rate (%)	0.0	-	15.6	8.9
		Prepayment Speed (%)	0.0	-	100.0	53.5
		Severity (%)	50.0	-	70.0	59.7
		Spreads (bps)	103.0	-	1,116.0	380.7	(658)
	Consensus						(381)
	Consensus	Default Rate (%)	6.0	-	18.7	10.1
		Prepayment Speed (%)	1.7	-	8.5	4.9
		Severity (%)	65.0	-	70.0	65.8
		Spreads (bps)	507.0	-	1,098.0	663.0	(209)
	Single Vendor						(177)
Total of consolidated trusts							(1,425)
Total long-term debt							$(1,856)
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
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2012. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2012
	Valuation Techniques	Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Level 3 Assets:
Single-family mortgage loans held for sale, at lower of cost or fair value	Consensus	$132
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	24,583
Of consolidated trusts	Internal Model	263
Multifamily mortgage loans held for investment, at amortized cost	Appraisals	181
	Broker Price Opinions	242
	Asset Manager Estimate	781
	Other	34
Multifamily mortgage loans held for investment, at amortized cost		1,238
Acquired property, net:
Single-family	Accepted Offers	860
	Appraisals	520
	Walk Forwards	1,263
	Internal Model	952
	Other	62
Total single-family		3,657
Multifamily	Accepted Offers	27
	Appraisals	8
	Broker Price Opinions	58
Total Multifamily		93
Other Assets	Appraisals	47
	Walk Forwards	53
	Internal Model	211
	Other	105
Total other assets		416
Total nonrecurring assets at fair value		$30,382
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation techniques we use for fair value measurement and disclosure as well as our basis of classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy.
Cash Equivalents, Trading Securities and Available-for-Sale Securities
These securities are recorded in our condensed consolidated balance sheets at fair value on a recurring basis. Fair value is measured using quoted market prices in active markets for identical assets, when available.
A description of our securities valuation techniques is as follows:
Single Vendor: This valuation technique utilizes one vendor price to estimate fair value.
Consensus: This technique utilizes an average of two or more vendor prices for similar securities. We generally validate these observations of fair value through the use of a discounted cash flow technique whose unobservable inputs (for example, default rates) are disclosed in the table above.
Discounted Cash Flow: In the absence of prices provided by third-party pricing services supported by observable market data, we estimate the fair value of a portion of our securities using a discounted cash flow technique that uses inputs such as default rates, prepayment speeds, loss severity and spreads based on market assumptions where available.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

We classify securities whose values are based on quoted market prices in active markets for identical assets as Level 1 of the valuation hierarchy. We classify securities as Level 2 of the valuation hierarchy if quoted market prices in active markets for identical assets are not available. For all valuation techniques used for securities where there is limited activity or less transparency around these inputs to the valuation, these securities are classified as Level 3 of the valuation hierarchy.
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
Mortgage Loans Held for Investment
The majority of HFI loans are reported in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments and an allowance for loan losses. We estimate the fair value of HFI loans using the build-up and consensus valuation techniques, as discussed below, for periodic disclosure of financial instruments as required by GAAP. For our remaining loans, which include those containing embedded derivatives that would otherwise require bifurcation and consolidated loans of senior-subordinated trust structures, we elected the fair value option and therefore, we record these loans at fair value in our condensed consolidated balance sheets. We measure these loans on a recurring basis using the build-up, consensus, discounted cash flow and single vendor price techniques. Certain impaired loans are measured at fair value on a nonrecurring basis by using the fair value of their underlying collateral. Specific techniques used include internal models, broker price opinions and appraisals.
A description of our loan valuation techniques is as follows:
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
Broker Price Opinion (“BPO”): For a portion of our multifamily loans, we use BPO to estimate the fair value of the loan. This technique uses both current property value and the property value adjusted for stabilization and market conditions. These approaches compute net operating income based on current rents and expenses and use a range of market capitalization rates to estimate property value. The unobservable inputs used in this technique are property net operating income and market capitalization rates to estimate property value. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
Acquired Property, Net and Other Assets
Acquired property, net represents foreclosed property received in full satisfaction of a loan net of a valuation allowance. Acquired property is initially recorded in our condensed consolidated balance sheets at its fair value less its estimated cost to sell. The initial fair value of foreclosed properties is determined using a hierarchy based on the reliability of available information. The hierarchy for single-family acquired property includes accepted offers, appraisals, broker price opinions and proprietary home price model values. The hierarchy for multifamily acquired property includes accepted offers, appraisals, and broker price opinions. We consider an accepted offer on a specific foreclosed property to be the best estimate of its fair value. If we have not accepted an offer on the property we use the highest available valuation methodology as described in our valuation hierarchy to determine fair value. While accepted offers represent an agreement in principle to transact, a significant portion of these agreements do not get executed for various reasons, and are therefore classified as Level 3 of the valuation hierarchy.
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of September 30, 2012, these methodologies comprised approximately 76% of our valuations, while accepted offers comprised approximately 22% of our valuations.
Acquired property is classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
A description of our acquired property valuation techniques is as follows:
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
Derivatives Assets and Liabilities (collectively “Derivatives”)
Derivatives are recorded in our condensed consolidated balance sheets at fair value on a recurring basis. The valuation process for the majority of our risk management derivatives uses observable market data provided by third-party sources, resulting in Level 2 classification of the valuation hierarchy.
A description of our derivatives valuation techniques is as follows:
Internal Model: We use internal models to value interest rate swaps which are valued by referencing yield curves derived from observable interest rates and spreads to project and discount swap cash flows to present value. Option-based derivatives use an internal model that projects the probability of various levels of interest rates by referencing swaption volatilities provided by market makers/dealers. The projected cash flows of the underlying swaps of these option-based derivatives are discounted to present value using yield curves derived from observable interest rates and spreads.
Dealer Mark: Certain highly complex structured swaps primarily use a single dealer mark due to lack of transparency in the market and may be modeled using observable interest rates and volatility levels as well as significant unobservable assumptions, resulting in Level 3 classification of the valuation hierarchy. Mortgage commitment derivatives that use observable market data, quotes and actual transaction price levels adjusted for market movement, are typically classified as Level 2 of the valuation hierarchy. To the extent mortgage commitment derivatives include adjustments for market movement that cannot be corroborated by observable market data, we classify them as Level 3 of the valuation hierarchy.
Debt
The majority of debt of Fannie Mae is recorded in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments. We elected the fair value option for certain structured debt instruments, which are recorded in our condensed consolidated balance sheets at fair value on a recurring basis.
We use third-party pricing services that reference observable market data such as interest rates and spreads to measure the fair value of debt, and thus classify that debt as Level 2 of the valuation hierarchy.
A description of our debt valuation techniques is as follows:
Discounted Cash Flow: For structured debt instruments that are not valued by third-party pricing services, cash flows are evaluated taking into consideration any structured derivatives through which we have swapped out of the structured features of the notes. The resulting cash flows are discounted to present value using a yield curve derived from market prices observed for Fannie Mae Benchmark Notes and adjusted to reflect fair values at the offer side of the market. Market swaption volatilities are also referenced for the valuation of callable structured debt instruments. Since the derivatives considered in the valuations of these structured debt instruments are classified as Level 3 of the valuation hierarchy, the valuations of the structured debt instruments result in a Level 3 classification.
Consensus: Certain consolidated MBS debt with embedded derivatives is recorded in our condensed consolidated balance sheets at fair value on a recurring basis. Consolidated MBS debt is traded in the market as MBS assets. Accordingly, we estimate the fair value of our consolidated MBS debt using quoted market prices in active markets for similar liabilities when traded as assets. For a portion of our senior-subordinated trust structures, we estimate the fair value using the average of two

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

or more vendor valuation techniques at the security level as a proxy for estimating debt fair value. This valuation technique estimates fair value based upon prices received from more than one vendor. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
Single Vendor: Certain consolidated MBS debt with embedded derivatives is recorded in our condensed consolidated balance sheets at fair value on a recurring basis. Consolidated MBS debt is traded in the market as MBS assets. Accordingly, we estimate the fair value of our consolidated MBS debt using quoted market prices in active markets for similar liabilities when traded as assets. For a portion of our senior-subordinated trust structures, we estimate the fair value using the single vendor valuation technique at the security level as a proxy for estimating debt fair value. This valuation technique estimates fair value based upon prices received from one specific vendor. The valuation methodology and inputs used in estimating the fair value of MBS assets are described under “Cash Equivalents, Trading Securities and Available-for-Sale Securities.” These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
Our Valuation Oversight Committee (“VOC”) includes senior representation from our Capital Markets segment, our Enterprise Risk Office and our Finance division, and is responsible for providing overall governance for our valuation processes and results. The composition of the VOC is determined by the VOC chair, our Chief Financial Officer, with the objective of obtaining appropriate representation from Finance, Enterprise Risk Management and select business units within Fannie Mae. Based on its review of valuation methodologies and fair value results for various financial instruments used for financial reporting, the VOC is responsible for advising the VOC chair, who has the ultimate responsibility over all valuation processes and results. The VOC also reviews trend analysis for various financial assets and liabilities on a quarterly basis.
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
We calibrate the performance of our proprietary internal model using actual offers on our properties and recent observed transactions. The internal model’s performance is reviewed on a monthly basis by the REO valuation team and is compared with the review performed by our Modeling & Analytics team on a quarterly basis. These review results are presented to the Model Risk Oversight Group, which performs a review and evaluation of the model performance on a quarterly basis. The results of the validation are also reviewed with the VOC on a quarterly basis.
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
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of September 30, 2012 and December 31, 2011. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2012						December 31, 2011
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjust-ment	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$80,618	$71,818	$8,800	$—	$—	$80,618	$68,336	$68,336
Federal funds sold and securities purchased under agreements to resell or similar arrangements	45,500	—	45,500	—	—	45,500	46,000	46,000
Trading securities	42,522	19,897	20,052	2,573	—	42,522	74,198	74,198
Available-for-sale securities	66,352	—	40,512	25,840	—	66,352	77,582	77,582
Mortgage loans held for sale	490	—	302	201	—	503	311	325
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	308,850	—	38,720	230,175	—	268,895	322,825	294,996
Of consolidated trusts	2,633,556	—	2,524,627	247,410	—	2,772,037	2,575,485	2,652,025
Mortgage loans held for investment	2,942,406	—	2,563,347	477,585	—	3,040,932	2,898,310	2,947,021
Advances to lenders	6,367	—	5,686	568	—	6,254	5,538	5,420
Derivative assets at fair value	1,328	—	17,957	197	(16,826)	1,328	561	561
Guaranty assets and buy-ups	378	—	—	729	—	729	503	901
Total financial assets	$3,185,961	$91,715	$2,702,156	$507,693	$(16,826)	$3,284,738	$3,171,339	$3,220,344

Financial liabilities:
Short-term debt:
Of Fannie Mae	$105,062	$—	$105,079	$—	$—	$105,079	$146,752	$146,782
Of consolidated trusts	3,806	—	—	3,806	—	3,806	4,973	4,973
Long-term debt:
Of Fannie Mae	547,909	—	574,091	1,087	—	575,178	585,692	613,983
Of consolidated trusts	2,539,933	—	2,678,001	19,715	—	2,697,716	2,452,455	2,596,657
Derivative liabilities at fair value	2,033	—	26,462	167	(24,596)	2,033	916	916
Guaranty obligations	644	—	—	3,193	—	3,193	811	3,944
Total financial liabilities	$3,199,387	$—	$3,383,633	$27,968	$(24,596)	$3,387,005	$3,191,599	$3,367,255
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
Federal funds and securities sold/purchased under agreements to repurchase/resell—The carrying value for the majority of these specific instruments approximates the fair value due to the short-term nature and the negligible inherent credit risk, as they involve the exchange of liquid collateral. Were we to calculate the fair value of these instruments, we would use observable inputs resulting in Level 2 classification.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Mortgage Loans Held for Sale—Loans are reported at the lower of cost or fair value in our condensed consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are the same as for our HFI loans and are described under “Fair Value Measurement—Mortgage Loans Held for Investment.” These loans are classified as Level 2 of the valuation hierarchy to the extent that significant inputs are observable. To the extent that significant inputs are unobservable, the loans are classified within Level 3 of the valuation hierarchy.
Advances to Lenders—The carrying value for the majority of our advances to lenders approximates fair value due to the short-term nature and the negligible inherent credit risk. Were we to calculate the fair value of these instruments, we would use discounted cash flow models that use observable inputs such as spreads based on market assumptions, resulting in Level 2 classification.
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
We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using one-month LIBOR plus an option-adjusted spread that is calibrated using a representative sample of interest-only swaps that reference Fannie Mae MBS. We believe the remitted fee income is less liquid than interest-only swaps and more like an excess servicing strip. We take a further discount of the present value for these liquidity considerations. This discount is based on market quotes from dealers.
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $5.8 billion as of September 30, 2012. The total fair value of the loans in our portfolio that have been refinanced under HARP as of September 30, 2012 as presented in the table above is $199.9 billion.

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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of September 30, 2012 and December 31, 2011.

	As of
	September 30, 2012			December 31, 2011
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$7,840	$830	$7,368	$3,611	$838	$3,939
Unpaid principal balance	7,907	697	7,029	4,122	712	4,012
__________
(1) Includes nonaccrual loans with a fair value of $260 million and $195 million as of September 30, 2012 and December 31, 2011, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2012 and December 31, 2011 is $222 million and $232 million, respectively. Includes loans that are 90 days or more past due with a fair value of $378 million and $310 million as of September 30, 2012 and December 31, 2011, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2012 and December 31, 2011 is $238 million and $262 million, respectively.
(2) Includes interest-only debt instruments with no unpaid principal balance and a fair value of $101 million and $115 million as of September 30, 2012 and December 31, 2011, respectively.
Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,
	2012			2011
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$12	$(7)	$5	$27	$8	$35
Other changes in fair value	23	(71)	(48)	(30)	(79)	(109)
Fair value gains (losses), net	$35	$(78)	$(43)	$(3)	$(71)	$(74)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2012			2011
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$89	$(9)	$80	$(184)	$12	$(172)
Other changes in fair value	(80)	(28)	(108)	111	(72)	39
Fair value gains (losses), net	$9	$(37)	$(28)	$(73)	$(60)	$(133)
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
In re Fannie Mae Securities Litigation
Fannie Mae is a defendant in a consolidated class action lawsuit initially filed in 2004 and currently pending in the U.S. District Court for the District of Columbia. In the consolidated complaint filed on March 4, 2005, lead plaintiffs Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio allege that we and certain former officers, as well as our former outside auditor, made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiffs contend that Fannie Mae’s accounting statements were inconsistent with GAAP requirements relating to hedge accounting and the amortization of premiums and discounts, and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs. On January 7, 2008, the court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this case. On August 18, 2011, the parties filed various motions for summary judgment. On September 20, 2012, the court granted summary judgment to defendant Franklin D. Raines, Fannie Mae’s former Chief Executive Officer, on all claims against him. On October 16, 2012, the court granted summary judgment to defendant J. Timothy Howard, Fannie Mae’s former Chief Financial Officer, on all claims against him. The other motions for summary judgment remain pending.
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
Plaintiffs filed a second amended joint consolidated class action complaint on March 2, 2012 and added FHFA as a defendant. On August 30, 2012, the court denied defendants’ motions to dismiss the second amended complaint, allowing plaintiffs’ Securities Exchange Act claims premised on Fannie Mae’s subprime and Alt-A disclosures to proceed along with plaintiffs’ claims premised on Fannie Mae’s risk management disclosures. Discovery has commenced.
In re 2008 Fannie Mae ERISA Litigation
In a consolidated complaint filed on September 11, 2009, plaintiffs allege that certain of our current and former officers and directors, including former members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs, and injunctive and other equitable relief. On February 1, 2012, plaintiffs sought leave to amend their complaint to add new factual allegations and the court granted plaintiffs’ motion. Plaintiffs filed an amended complaint on March 2, 2012 adding two current Board members and then-CEO Michael J. Williams as defendants. On October 22, 2012, the court granted in part and denied in part defendants’ motions to dismiss. The court dismissed with prejudice seven former and current directors and officers who joined the Board of Directors or Benefit Plans Committee after Fannie Mae was placed into conservatorship. The court allowed plaintiffs’ breach of fiduciary duty and failure to monitor claims to go forward, but dismissed plaintiffs’ conflict of interest claim.
Comprehensive Investment Services v. Mudd, et al.
This individual securities action was originally filed on May 13, 2009, by plaintiff Comprehensive Investment Services, Inc. against certain of our former officers and directors, and certain of our underwriters in the U.S. District Court for the Southern District of Texas. On July 7, 2009, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on May 11, 2011 against us, certain of our former officers, and certain of our underwriters. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. Plaintiff seeks relief in the form of rescission, actual damages, punitive damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. Plaintiff filed a second amended complaint on March 2, 2012. On August 30, 2012, the court denied defendants’ motions to dismiss the second amended complaint, allowing plaintiff’s Securities Exchange Act claims premised on Fannie Mae’s subprime and Alt-A disclosures and risk management disclosures to proceed. The court granted defendants’ motions to dismiss the state law claims, and also dismissed two of our former officers from the action. On October 10, 2012, the court denied plaintiff’s motion for reconsideration of the court’s order dismissing plaintiff’s state law claims.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Given the preliminary stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Smith v. Fannie Mae, et al.
This individual securities action was originally filed on February 25, 2010, by plaintiff Edward Smith against Fannie Mae and certain of its former officers as well as several underwriters in the U.S. District Court for the Central District of California. On April 12, 2010, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on April 19, 2011, which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. Plaintiff filed a second amended complaint on March 2, 2012. On August 30, 2012, the court denied defendants’ motions to dismiss the second amended complaint, allowing plaintiff’s Securities Exchange Act claims premised on Fannie Mae’s subprime and Alt-A disclosures and risk management disclosures to proceed, but granted defendants’ motions to dismiss the state law claims. On October 10, 2012, the court denied plaintiff’s motion for reconsideration of the court’s order dismissing plaintiff’s state law claims.
Given the preliminary stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Transfer Tax Litigation
A number of lawsuits have been filed against us in multiple states challenging our right to claim an exemption under our charter from transfer taxes in connection with the recordation of deeds upon transfers of real property by sale or foreclosure. These lawsuits may lead to additional lawsuits in the various jurisdictions that impose these taxes. The plaintiffs in several of these lawsuits seek to represent a nationwide class of localities. In addition, we have filed a lawsuit against the state of Illinois and four counties seeking a judgment that we are exempt from these transfer taxes. If these lawsuits are decided against us, we may be required to pay past transfer taxes, damages, fees and/or costs. Although we believe that our charter provides us with an exemption from these taxes and therefore we have a valid defense in these lawsuits, in March 2012 a federal district court in Michigan held in two cases that we are not exempt from Michigan transfer taxes under our charter. We, along with FHFA and Freddie Mac, filed a Petition for Permission to Appeal the two Michigan decisions with the U.S. Court of Appeals for the Sixth Circuit, which was granted on September 5, 2012. We filed our opening brief on November 6, 2012. On August 9, 2012, the U.S. District Court for the District of Columbia issued an opinion in a tax-related case holding that we are exempt from District of Columbia real estate recordation taxes under our charter. Similarly, on September 18, 2012, a separate district court in Michigan held that we are exempt from Michigan transfer taxes under our charter. The plaintiff in one of the Michigan cases filed a motion with the Judicial Panel on Multidistrict Litigation seeking an order transferring all related cases filed as of that date, as well as all subsequently filed related actions, to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings; the motion, which we opposed, was denied on September 27, 2012. We do not expect the outcome of these lawsuits to have a material impact on our results of operations or financial condition.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2012, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2012 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2012 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2012 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2012 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2012 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2012 (“Third Quarter 2012 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2012 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the Third Quarter 2012 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2012 Form 10-Q and had no objection to our filing the Third Quarter 2012 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since June 30, 2012 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2011 Form 10-K, First Quarter 2012 Form 10-Q and Second Quarter 2012 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2011 Form 10-K, First Quarter 2012 Form 10-Q or Second Quarter 2012 Form 10-Q. We have recorded a reserve for legal claims related to those matters when we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
FHFA Private-Label Mortgage-Related Securities Litigation
In the third quarter of 2011, FHFA, as conservator for us and for Freddie Mac, filed 16 lawsuits on behalf of us and Freddie Mac against various financial institutions, their officers and affiliated and unaffiliated underwriters who were responsible for marketing and selling private-label mortgage-related securities to us. The lawsuits seek to recover losses we and Freddie Mac incurred on the securities. Fourteen of the lawsuits are pending before Judge Cote in the U.S. District Court for the Southern District of New York (“SDNY”). These cases are against Bank of America Corp.; Barclays Bank PLC; Citigroup, Inc.; Credit Suisse Holdings (USA), Inc.; Deutsche Bank AG; First Horizon National Corporation; Goldman, Sachs & Co.; HSBC North America Holdings Inc.; JPMorgan Chase & Co.; Merrill Lynch & Co.; Morgan Stanley; Nomura Holding America Inc.; SG Americas, Inc.; and UBS Americas Inc. (“UBS”) and against certain related entities and individuals. FHFA’s lawsuit against Countrywide Financial Corporation (“Countrywide”) is pending in the U.S. District Court for the Central District of California and its lawsuit against The Royal Bank of Scotland Group PLC (“RBS”) is pending in the U.S. District Court for the District of Connecticut. The lawsuit against UBS was filed on July 27, 2011, and all the others were filed on September 2, 2011. The lawsuits allege that the defendants violated federal securities laws and state common law by making material misstatements and omissions in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac regarding the characteristics of the loans underlying the securities. The complaints also allege state securities law violations and some allege common law fraud. The complaints seek, among other things, rescission and recovery of consideration paid for the securities at issue in the lawsuits, monetary damages and, in certain cases, punitive damages for common law fraud.
SDNY cases. On December 21, 2011, FHFA filed an amended complaint in the UBS case. On January 20, 2012, defendants in the UBS case filed a motion to dismiss the amended complaint. On May 4, 2012, the court denied defendants’ motion to dismiss in the UBS case with respect to the federal and state securities law claims and granted defendants’ motion to dismiss with respect to the negligent misrepresentation claim. On June 13, 2012 and June 28, 2012, FHFA filed amended complaints in the non-UBS cases pending in the U.S. District Court for Southern District of New York. Defendants in these cases filed motions to dismiss on July 13, 2012 and August 17, 2012. On August 14, 2012, the U.S. Court of Appeals for the Second Circuit agreed to hear the UBS defendants’ appeal of the district court’s May 4, 2012 order denying their motion to dismiss. On November 5, 2012, the court denied in part and granted in part defendants’ motion to dismiss in the JPMorgan Chase & Co. case. The court’s order, among other things, permits FHFA’s claim that defendants fraudulently misrepresented lenders’ compliance with underwriting standards to move forward with respect to each of the securities at issue in the lawsuit.
RBS case. On February 1, 2012, FHFA filed an amended complaint in the RBS case. On March 2, 2012, defendants in the RBS case filed a motion to dismiss the amended complaint.
Countrywide case. On June 8, 2012, defendants in the Countrywide case filed motions to dismiss. FHFA filed an amended complaint in that case on June 29, 2012 and defendants filed renewed motions to dismiss on July 13, 2012. On October 18, 2012, the court denied defendants’ motions to dismiss as to all claims except certain federal securities law claims related to securities with shelf registration statements filed before July 25, 2005.

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

Beginning in 2013, our dividend obligations on Treasury’s investment will result in our retaining a limited and decreasing amount of our earnings each year until 2018. Beginning in 2018, we will no longer retain any of our earnings. In addition, if we have significant non-cash GAAP earnings for a quarter, we could be required to issue debt to pay the dividend in the next quarter.
Our current dividend obligation to Treasury on the senior preferred stock is based on applying a 10% annual dividend rate to the aggregate liquidation preference of the senior preferred stock. As described in “MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement with Treasury,” effective January 1, 2013, the amount of dividends payable on the senior preferred stock for a dividend period will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount will be $3.0 billion for each quarter of 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Accordingly, our dividend obligations beginning in 2013 will result in our retaining a limited and decreasing amount of our earnings each year until 2018. Beginning in 2018, we will no longer retain any of our earnings, as the entire amount of our net worth will be paid to Treasury as dividends on the senior preferred stock. Because we are permitted to retain only a limited and decreasing amount of capital reserves from 2013 through 2017, we may not have sufficient reserves to avoid a net worth deficit if we experience a comprehensive loss in a future quarter. In addition, beginning in 2018, we are not permitted to retain any capital reserves against losses in subsequent quarters; therefore, if we have a comprehensive loss for a quarter we will also have a net worth deficit for that quarter. For any quarter for which we have a net worth deficit, we will be required to draw funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership.
Although the change in our dividend obligation to Treasury means that we will no longer be required to pay substantial dividends to Treasury after a quarter in which we had losses or low earnings, we could be required to issue debt to pay the dividend after a quarter in which we had significant non-cash GAAP earnings. For example, if we release a substantial amount of loss reserves in a quarter or if we have substantial fair value gains in a quarter, which results in significant non-cash earnings for the quarter, and we do not have sufficient cash available to pay the dividend owed to Treasury in the next quarter, we would be required to issue debt to pay the dividend. If we were required to issue a substantial amount of debt to pay the dividend on the senior preferred stock, it could have a material adverse affect on our results of operations, financial condition and liquidity position.
We expect our operational risk to increase as a result of recent FHFA directives.
We recently have been directed by FHFA to take specified actions that present significant operational challenges for us. We believe that implementing these directives will increase our operational risk and may potentially result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period.
In April 2012, FHFA issued supervisory guidance requiring that we change our method of accounting for delinquent loans. This directive, which is described in “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” in our Second Quarter 2012 Form 10-Q, creates significant operational burdens and costs for us. We are also currently working on implementing a number of other FHFA directives and initiatives that may increase our operational burdens and our costs, including those described in “Executive Compensation—Compensation Discussion and Analysis—2012 Executive Compensation Program—2012 Corporate Performance Objectives” of our 2011 Form 10-K/A. In addition, FHFA, other agencies of the U.S. government or Congress may direct us to take actions in the future that could further increase our operational risk.
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
We are currently under the control of our conservator, FHFA, and we do not know when or how the conservatorship will be terminated. In its strategic plan for fiscal years 2013-2017 released in October 2012, FHFA stated that “[g]iven the

Enterprises’ current financial condition and the terms of the U.S. Department of Treasury’s financial support agreements, the Enterprises are unlikely to earn their way back to a condition that allows them to emerge from conservatorship.” As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf, and generally has the power to transfer or sell any of our assets or liabilities. In addition, our directors do not have fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS in making or approving a decision unless specifically directed to do so by the conservator.
The conservator has determined that, while we are in conservatorship, we will be limited to continuing our existing core business activities and taking actions to advance the goals of the conservatorship. We are devoting significant resources to FHFA’s strategic goals relating to building a new housing finance system for the future. FHFA’s strategic goals include contracting our operations and reducing our role in the secondary mortgage market. In view of FHFA’s strategic goals, we expect that our strategic objectives and business activities will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives. Accordingly, our strategic and operational focus going forward may not be consistent with the investment objectives of our investors. In addition, we may be directed to engage in activities that are operationally difficult, costly to implement or unprofitable.
The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. For example, in November 2009, Treasury withheld its consent under these covenants to our proposed transfer of interests in LIHTC investments, eliminating our ability to transfer the assets for value and resulting in our recognizing a $5 billion loss with respect to these investments in that quarter. Pursuant to the senior preferred stock purchase agreement, the maximum allowable amount of mortgage assets we are permitted to own will be reduced to $650 billion on December 31, 2012, and on each December 31 thereafter, our mortgage assets may not exceed 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year until the amount of our mortgage assets reaches $250 billion. This limit on the amount of mortgage assets we are permitted to hold could constrain the amount of delinquent loans we purchase from single-family MBS trusts, which could increase our costs.
Actions taken by the conservator and the restrictions set forth in the senior preferred stock purchase agreement could adversely affect our business, results of operations, financial condition, liquidity and net worth.
The conservatorship and investment by Treasury have had, and will continue to have, a material adverse effect on our common and preferred shareholders.
We do not know when or how the conservatorship will be terminated. Moreover, even if the conservatorship is terminated, we remain subject to the terms of the senior preferred stock purchase agreement, senior preferred stock and warrant, which can only be canceled or modified by mutual consent of Treasury and the conservator. The conservatorship and investment by Treasury have had, and will continue to have, material adverse effects on our common and preferred shareholders, including the following:
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
Liquidation preference of senior preferred stock is high and could increase. The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, plus any accrued but unpaid dividends, before any distribution is made to the holders of our common stock or other preferred stock. The liquidation preference on the senior preferred stock is currently $117.1 billion and would increase if we draw on Treasury’s funding commitment in any future quarters or if we do not pay dividends owed on the senior preferred stock. If we are liquidated, it is unlikely that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.
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
For additional description of the restrictions on us and the risks to our shareholders, see “Business—Conservatorship and Treasury Agreements” in our 2011 Form 10-K and “MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement with Treasury” in this report.
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
We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. Several of our mortgage insurer counterparties have continued to incur losses in 2012, and their risk-to-capital positions have continued to erode, which may increase the risk that these counterparties will fail to fulfill their obligations to pay in full our claims under insurance policies.
Three of our largest mortgage insurance counterparties—Triad, RMIC and PMI—are in run-off. In addition, PMI is in receivership. A mortgage insurer that is in run-off continues to collect renewal premiums on its existing insurance business, but no longer writes new insurance. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. Triad, RMIC and PMI are currently paying only a portion of policyholder claims and deferring the remaining portion. As of November 7, 2012, Triad is paying only 60% of claims under its mortgage guaranty insurance policies and deferring the remaining 40%, and both PMI and RMIC are paying 50% of claims and deferring the remaining 50%. It is uncertain when, or if, regulators for Triad, RMIC or PMI will allow them to begin paying deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims.
In addition to the three mortgage insurers in run-off, the amount of capital held by both Genworth and MGIC has fallen below applicable state regulatory capital requirements, and therefore each is currently operating pursuant to a waiver it received from the regulator of the state regulatory capital requirements applicable to its main insurance writing entity. Although we have approved a subsidiary of MGIC to write new insurance in states in which MGIC does not have a waiver, MGIC has disclosed that Freddie Mac has only contingently approved this subsidiary subject to a number of conditions. Because lenders generally do not identify which GSE a loan will be delivered to at the time the insurance is obtained, if Freddie Mac does not approve this MGIC subsidiary, it could constrain MGIC’s ability to write new business for all GSE-guaranteed loans. Moreover, Radian has disclosed that, in the absence of additional capital contributions to its main insurance writing entity, its capital might fall below state regulatory capital requirements in the future.
These six mortgage insurers—Triad, RMIC, PMI, Genworth, MGIC and Radian—provided a combined $70.4 billion, or 78%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2012. We do not know how long regulators will permit mortgage insurers that do not meet, or may soon fail to meet, state regulatory capital requirements to continue operating without obtaining additional capital. Nor do we know how long our mortgage insurer counterparties that are operating under waivers will continue to operate under waivers, or how long those that are currently below their state-imposed risk-to-capital limits will remain below these limits. If a mortgage insurer counterparty is unable to generate or obtain sufficient capital to stay below its risk-to-capital limits and cannot secure and maintain a waiver from its state regulator, it will likely be placed into run-off or receivership.
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
A number of our largest mortgage seller/servicer counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from smaller financial institutions that may not have the same financial strength as our largest counterparties. Our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounted for approximately 46% of our single-family business acquisition volume in the third quarter of 2012, compared with approximately 60% of our single-family business acquisition volume in the third quarter of 2011. In addition, only three of our top five lender customers for the third quarter of 2011 remained in our top five for the third quarter of 2012. Similarly, some of our servicing volume is shifting to smaller or non-traditional servicers. Our ten largest single-family mortgage servicers, including their affiliates, serviced 71% of our single-family guaranty book of business as of September 30, 2012, compared to 75% as of September 30, 2011. These smaller servicers may not have the same financial strength or operational capacity as our largest servicers, which could negatively affect their ability to service the loans on our behalf or to satisfy their repurchase or compensatory fee obligations. This decrease in the concentration of our business with large institutions could increase both our institutional counterparty credit risk and our mortgage credit risk, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
The loss of business volume from a key lender customer could adversely affect our business and result in a decrease in our revenues, especially if we are unable to replace the business volume that customer provided us.
Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. Although we are acquiring an increasing portion of our business volume directly from smaller financial institutions, we continue to acquire a significant portion of our mortgage loans from several large mortgage lenders. Our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounted for approximately 46% of our single-family business acquisition volume in the third quarter of 2012, compared with approximately 60% of our single-family business acquisition volume in the third quarter of 2011. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is important to our business. To the extent a key lender customer significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our revenues. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.
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
After the U.S. government’s statutory debt limit was raised on August 2, 2011, Moody’s confirmed the U.S. government’s rating and our long-term debt ratings. Moody’s also removed the designation that these ratings were under review for possible downgrade. Moody’s revised the outlook for both the U.S. government’s rating and our long-term debt ratings to negative. In assigning the negative outlook to the U.S. government’s rating, Moody’s indicated there would be a risk of a downgrade if (1) there is a weakening in fiscal discipline in the coming year; (2) further fiscal consolidation measures are not adopted in 2013; (3) the economic outlook deteriorates significantly; or (4) there is an appreciable rise in the U.S. government’s funding costs over and above what is currently expected. On September 11, 2012, Moody’s issued an update to its outlook for the U.S. government’s debt rating. In this update, Moody’s noted that they would expect to lower the U.S. government’s debt rating if budget negotiations in 2013 fail to produce a plan that includes policies that produce a stabilization and then downward trend in the ratio of federal debt to GDP over the medium term.
On November 28, 2011, Fitch affirmed the long-term issuer default rating and senior unsecured debt rating of Fannie Mae at “AAA,” but revised its ratings outlook on Fannie Mae’s long-term issuer default rating to Negative from Stable. This action followed a similar action by Fitch on the United States sovereign rating.
As of November 1, 2012, our long-term debt continued to be rated “AA+” by S&P, “Aaa” by Moody’s and “AAA” by Fitch. S&P, Moody’s and Fitch have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government. We currently cannot predict whether one or more of these rating agencies will downgrade our debt ratings in the future, nor can we predict the potential impact. Although S&P’s downgrade of our credit rating has not increased our borrowing costs or limited our access to the debt capital markets to date, an additional reduction in our credit ratings could have a material adverse impact on our access to debt funding or on the cost of our debt funding, and would likely do so if it were not based on a similar action on the credit ratings of the U.S. government.

An additional reduction in our credit ratings may also trigger additional collateral requirements under our derivatives contracts because a majority of our derivatives contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in our derivatives contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of September 30, 2012 was $7.9 billion, for which we posted collateral of $7.8 billion in the normal course of business. If our senior unsecured debt had been downgraded to AA or Aa1, or even to AA- or Aa2, we would not have been required to post any additional collateral as of September 30, 2012. If all of the credit-risk-related contingency features underlying these agreements had been triggered, an additional $116 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of September 30, 2012. An additional reduction in our credit ratings may also materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended September 30, 2012, we did not issue any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2012.

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

Date: November 7, 2012

By:	/s/ Susan R. McFarland
Susan R. McFarland Executive Vice President and Chief Financial Officer

Date: November 7, 2012

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

4.1	Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, amended and restated as of September 27, 2012
4.2
Third Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of August 17, 2012, between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed August 17, 2012.)

10.1
Third Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of August 17, 2012, between the United States Department of the Treasury and the Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed August 17, 2012.)

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

FR012