Form 10-K
period 2012-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2013-04-02
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTC Bulletin Board on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $301 million.
As of February 28, 2013, there were 1,158,077,970 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Treasury Draws and Senior Preferred Stock Dividend Payments	4
2	Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period	7
3	Single-Family Acquisitions Statistics	7
4	Credit Statistics, Single-Family Guaranty Book of Business	10
5	Housing and Mortgage Market Indicators	16
6	Multifamily Housing Goals for 2012 to 2014	39
7	Housing Goals Performance	40
8	Level 3 Recurring Financial Assets at Fair Value	70
9	Summary of Consolidated Results of Operations	75
10	Analysis of Net Interest Income and Yield	76
11	Rate/Volume Analysis of Changes in Net Interest Income	77
12	Impact of Nonaccrual Loans on Net Interest Income	78
13	Fair Value Losses, Net	79
14	Total Loss Reserves	82
15	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	83
16	Total Single-Family Loss Reserves Concentration Analysis	85
17	Nonperforming Single-Family and Multifamily Loans	86
18	Credit Loss Performance Metrics	87
19	Credit Loss Concentration Analysis	88
20	Single-Family Credit Loss Sensitivity	88
21	Business Segment Summary	90
22	Business Segment Results	91
23	Single-Family Business Results	92
24	Multifamily Business Results	94
25	Capital Markets Group Results	96
26	Capital Markets Group’s Mortgage Portfolio Activity	98
27	Capital Markets Group’s Mortgage Portfolio Composition	99
28	Summary of Consolidated Balance Sheets	100
29	Summary of Mortgage-Related Securities at Fair Value	102
30	Comparative Measures—GAAP Change in Stockholders’ Equity (Deficit) and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)	103
31	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	105
32	Activity in Debt of Fannie Mae	108
33	Outstanding Short-Term Borrowings and Long-Term Debt	110
34	Outstanding Short-Term Borrowings	111
35	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	113
36	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	113
37	Contractual Obligations	114
38	Cash and Other Investments Portfolio	115
39	Fannie Mae Credit Ratings	116
40	Composition of Mortgage Credit Book of Business	122
41	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	126

Table	Description	Page
42	Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus	129
43	Single-Family Adjustable-Rate Mortgage Resets by Year	131
44	Delinquency Status of Single-Family Conventional Loans	132
45	Single-Family Serious Delinquency Rates	133
46	Single-Family Conventional Serious Delinquency Rate Concentration Analysis	134
47	Statistics on Single-Family Loan Workouts	135
48	Single-Family Troubled Debt Restructuring Activity	136
49	Percentage of Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	136
50	Single-Family Foreclosed Properties	137
51	Single-Family Foreclosed Property Status	138
52	Single-Family Acquired Property Concentration Analysis	138
53	Multifamily Lender Risk-Sharing	139
54	Multifamily Guaranty Book of Business Key Risk Characteristics	139
55	Multifamily Concentration Analysis	141
56	Multifamily Foreclosed Properties	142
57	Repurchase Request Activity	145
58	Outstanding Repurchase Requests	145
59	Mortgage Insurance Coverage	147
60	Rescission Rates of Mortgage Insurance	149
61	Estimated Mortgage Insurance Benefit	149
62	Unpaid Principal Balance of Financial Guarantees	150
63	Credit Loss Exposure of Risk Management Derivative Instruments	153
64	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	158
65	Derivative Impact on Interest Rate Risk (50 Basis Points)	159
66	Interest Rate Sensitivity of Financial Instruments	159

PART I

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in “Business—Conservatorship and Treasury Agreements.”
This report contains forward-looking statements that are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Business—Forward-Looking Statements” for more information on the forward-looking statements in this report. Our actual results may differ materially from those reflected in our forward-looking statements due to a variety of factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report.
You can find a “Glossary of Terms Used in This Report” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘MD&A’).”
Item 1. Business

INTRODUCTION
Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938. Our public mission is to support liquidity and stability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold, and increase the supply of affordable housing. Our charter does not permit us to originate loans and lend money directly to consumers in the primary mortgage market. However, as the leading source of residential mortgage credit in the secondary market, we indirectly enable families to buy, refinance or rent a home. Our most significant activity is securitizing mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee, which we refer to as Fannie Mae MBS. We also purchase mortgage loans and mortgage-related securities. We use the term “acquire” in this report to refer to both our securitizations and our purchases of mortgage-related assets. We obtain funds to support our business activities by issuing a variety of debt securities in the domestic and international capital markets.
We have taken a number of actions in conservatorship to strengthen our financial performance, including reducing losses on our legacy book of business, building a profitable new book of business with responsible underwriting standards and pricing for risk. These actions are supporting the housing recovery and strengthening our financial performance. As a result of our actions and continued improvement in the housing market, our financial results improved significantly in 2012, and we expect our annual earnings to remain strong over the next few years. We recorded net income of $17.2 billion for 2012. Our net income reflects our determination not to release the valuation allowance on our deferred tax assets in the fourth quarter of 2012, which we discuss in “Executive Summary—Deferred Tax Asset Valuation Allowance.” We paid Treasury senior preferred stock dividends of $4.2 billion for the first quarter of 2013, which reflected the excess of our net worth over a $3.0 billion capital reserve applicable in 2013 under the terms of our senior preferred stock purchase agreement with Treasury.
Like the mortgage finance industry we serve, Fannie Mae is undergoing significant transformation. Since entering into conservatorship in September 2008, our senior management, constituencies, and priorities have changed. More than 80% of our current senior management team, and every member of our management committee, has been hired or promoted into their current role since we entered into conservatorship. More than half of our employees were hired after conservatorship began. Moreover, instead of being run for the benefit of shareholders, our company is managed in the overall interest of taxpayers, which is consistent with the substantial public investment in us. This change in our constituencies is reflected in our corporate priorities, which we discuss below in “Our Business Objectives and Strategy.” Ultimately, we help fill the role of enabling families to buy, refinance or rent a home. We have provided approximately $3.3 trillion in liquidity to the housing market since 2009. By keeping liquidity flowing, we support the housing recovery, which strengthens the U.S. economy.
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what changes to our business structure will be made during or following the conservatorship. Our agreements with Treasury that provide for financial support also include covenants that significantly restrict our business activities. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and its impact on our business below under “Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future and its impact on us in “Executive Summary—Outlook” and “Risk Factors.”
Although Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock, and has made a commitment under a senior preferred stock purchase agreement to provide us with funds to maintain a positive net worth under specified conditions, the U.S. government does not guarantee our securities or other obligations.
Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “FNMA.” Our debt securities are actively traded in the over-the-counter market.

EXECUTIVE SUMMARY
Please read this Executive Summary together with our MD&A and our consolidated financial statements as of December 31, 2012 and related notes.
Our Business Objectives and Strategy
We are focused on paying Treasury for taxpayers’ investment in Fannie Mae, which can be accomplished by supporting the economic recovery, helping struggling homeowners and laying the foundation for a better housing finance system going forward.
Our actions to accomplish these objectives are having a positive impact:

•
Financial Results and Treasury Dividend Payments. We experienced significant improvement in our financial results for 2012 compared with 2011, as we discuss in “Summary of Our Financial Performance for 2012.” Significant improvement in our credit results, coupled with growing revenue from our new book of business, led to our reporting net income in 2012 for the first time since 2006. Because loans remain in our book of business for a number of years, the credit quality of and guaranty fee we charge on the loans we acquire in a particular year affect our results for a period of years after we acquire them. Accordingly, we expect improvements in the credit quality of our loan acquisitions since 2009 and increases in our charged guaranty fees on recently acquired loans to benefit our results for years to come. Our net income of $17.2 billion in 2012 is the largest in our history. We were not required to draw funds from Treasury under the senior preferred stock purchase agreement for any quarter of 2012, and, during 2012, we paid Treasury $11.6 billion in senior preferred stock dividends. We paid Treasury additional senior preferred stock dividends of $4.2 billion for the first quarter of 2013.

•
Providing Liquidity and Support to the Mortgage Market. We continued to be a leading provider of liquidity to the mortgage market in 2012. As described below under “Contributions to the Housing and Mortgage Markets Since Entering Conservatorship—2012 Acquisitions and Market Share,” we remained the largest single issuer of mortgage-related securities in the secondary market during the fourth quarter of 2012 and remained a constant source of liquidity in the multifamily market.

•
Strong New Book of Business. Single-family loans we have acquired since the beginning of 2009 constituted 66% of our single-family guaranty book of business as of December 31, 2012, while the single-family loans we acquired prior to 2009 constituted 34% of our single-family book of business. We refer to the single-family loans we have acquired since the beginning of 2009 as our “new single-family book of business” and the single-family loans we acquired prior to 2009 as our “legacy book of business.” Our new single-family book of business includes loans that are refinancings of loans that were in our legacy book of business. We provide information regarding the higher loan-to-value (“LTV”) ratios of these loans in “Credit Risk Characteristics of Loans Acquired under HARP.” As described below in “Our Strong New Book of Business,” we expect that our new single-family book of business will be profitable over its lifetime.

•
Expected Increases in Guaranty Fee Revenues. As a result of increases in our charged guaranty fee and the larger volume of single-family loans we acquired in 2012, we expect to receive significantly more guaranty fee income on the single-family loans we acquired in 2012, over their lifetime, than on the single-family loans we acquired in 2011. We expect rising guaranty fee revenue we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will in a number of years become the primary source of our revenues, particularly as we reduce the size of our mortgage portfolio to comply with the terms of the senior preferred stock purchase agreement. Moreover, if current market conditions continue, we expect these revenues will generally offset expected declines in the revenues we generate from the difference between the interest income earned on the assets in our mortgage portfolio and the interest expense associated with the debt funding of those assets. We discuss expected changes in our guaranty fee revenue in “Strengthening Our Book of Business—Guaranty Fees on Recently Acquired Single-Family Loans,” and in “Outlook—Future Revenues and Profitability.”

•
Credit Performance. Our single-family serious delinquency rate has steadily declined each quarter since the first quarter of 2010, and was 3.29% as of December 31, 2012 and 3.18% as of January 31, 2013, compared with 3.91% as of December 31, 2011. See “Credit Performance” below for additional information about the credit performance of the mortgage loans in our single-family guaranty book of business.

•
Reducing Credit Losses and Helping Homeowners. We continued to execute on our strategies for reducing credit losses on our legacy book of business, which are addressed in “Reducing Credit Losses on Our Legacy Book of Business.” As part of our strategy to reduce defaults, we provided more than 275,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure in 2012.

•
Helping to Build a New Housing Finance System. We continued our efforts to help build a new housing finance system, including pursuing the strategic goals identified by our conservator: build a new infrastructure for the secondary mortgage market; gradually contract our dominant presence in the marketplace while simplifying and shrinking our operations; and maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. We discuss these goals in “Helping to Build a New Housing Finance System.”

To provide context for analyzing our consolidated financial statements and understanding our MD&A, we discuss the following topics in this executive summary:

•	Our 2012 financial performance,

•	Our work to strengthen our book of business,

•	Our efforts to reduce losses on our legacy book of business,

•	The credit performance of our single-family book of business,

•	Our contributions to the housing and mortgage markets since entering conservatorship,

•	Our efforts to help build a new housing finance system,

•	Our liquidity position, and

•	Our outlook.
Summary of Our Financial Performance for 2012
We experienced significant improvement in our financial results for 2012 compared with 2011. Over the past year, home prices have increased, and we have experienced further improvement in the performance of our book of business, such as lower serious delinquency rates. As a result, our loan loss reserves have decreased, which has corresponded to the recognition of a benefit (rather than a provision) for credit losses in 2012. The significant improvement in our credit results, coupled with growing revenue from our new book of business, led to our reporting $17.2 billion in net income in 2012, the largest in our company’s history and our first annual net income since 2006.
Comprehensive Income (Loss)
We recognized comprehensive income of $18.8 billion in 2012, consisting of net income of $17.2 billion and other comprehensive income of $1.6 billion. In comparison, we recognized a comprehensive loss of $16.4 billion in 2011, consisting of a net loss of $16.9 billion and other comprehensive income of $447 million.
The significant improvement in our financial results in 2012 compared with 2011 was primarily due to recognition of a benefit for credit losses of $852 million in 2012 compared with a provision for credit losses of $26.7 billion in 2011. This change was driven by improvement in the profile of our single-family book of business due to continuing positive trends in the housing market and our ongoing efforts to improve the credit quality of our single-family guaranty book of business. Specifically, the profile of our single-family guaranty book improved due to:

•
A 4.7% increase in home prices in 2012 compared with a home price decline of 3.7% in 2011. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default.

•
An increase in sales prices of our REO properties. We received net proceeds from our REO sales equal to 59% of the loans’ unpaid principal balance in 2012, compared with 54% in 2011. Sales prices on dispositions of our REO properties improved in 2012 as a result of increased demand compared with 2011 as well as our efforts to improve the sales execution of our REO properties. The increase in sales proceeds reduces the amount of credit loss at foreclosure and, accordingly, results in a lower provision for credit losses.

•
A continued reduction in the number of delinquent loans in our single-family guaranty book of business. Our serious delinquency rate declined from 3.91% as of December 31, 2011 to 3.29% as of December 31, 2012 and our “early stage” delinquencies (loans that are 30 to 89 days past due) declined from 2.91% as of December 31, 2011 to 2.62% as of December 31, 2012. The reduction in the delinquency rates is due, in part, to our efforts since 2009 to improve our underwriting standards and the credit quality of our single-family guaranty book of business, which has resulted in a decrease in the number of loans becoming delinquent. A decline in the number of loans becoming delinquent or seriously delinquent reduces our total loss reserves and provision for credit losses.

Due to the large size of our guaranty book of business, even small changes in home prices, economic conditions and other variables, such as foreclosure timelines, may result in significant volatility in the amount of credit-related expenses or income we recognize from period to period.
In addition to the improvement in our credit results, fair value losses declined from $6.6 billion in 2011 to $3.0 billion in 2012. The decrease in fair value losses was primarily due to lower derivative losses as swap rates declined significantly in 2011 compared with a more modest decline in swap rates in 2012. Derivative instruments are an integral part of how we manage interest rate risk and an inherent part of the cost of funding and hedging our mortgage investments. We expect high levels of period-to-period volatility in our results because our derivatives are recorded at fair value in our financial statements while some of the instruments they hedge are not recorded at fair value in our financial statements.
Our net income for 2012 was also affected positively by our resolution agreements on January 6, 2013 with Bank of America, N.A. and other affiliates of Bank of America Corporation related to repurchase requests and compensatory fees. In this report, we may refer to Bank of America Corporation and its affiliates, collectively or individually, as “Bank of America.” These agreements led to the recognition of $1.3 billion in pre-tax net income for 2012. See “Note 20, Subsequent Events” for additional information on these agreements and their impact on our financial results and see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for additional information on repurchase requests.
We recognized other comprehensive income of $1.6 billion in 2012 compared with $447 million in 2011. The other comprehensive income recognized in 2012 was driven by a decrease in unrealized losses on non-agency securities primarily due to the narrowing of credit spreads.
See “Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth of $7.2 billion as of December 31, 2012 reflects our comprehensive income of $18.8 billion offset by our payment to Treasury of $11.6 billion in senior preferred stock dividends during 2012.
As a result of our positive net worth as of December 31, 2012, we are not requesting a draw from Treasury under the senior preferred stock purchase agreement. The aggregate liquidation preference on the senior preferred stock remains at $117.1 billion. As described in “Business—Conservatorship and Treasury Agreements” below, our dividend obligations to Treasury changed as of January 1, 2013. We paid our first quarter 2013 dividend payment of $4.2 billion on March 29, 2013. The first quarter 2013 dividend payment of $4.2 billion is calculated based on our net worth of $7.2 billion as of December 31, 2012 less the applicable capital reserve amount of $3.0 billion. Including our first quarter 2013 dividend payment, we have paid $35.6 billion in dividends to Treasury.
Table 1 below displays our Treasury draws and senior preferred stock dividend payments to Treasury since entering conservatorship on September 6, 2008.
Table 1: Treasury Draws and Senior Preferred Stock Dividend Payments

	2008	2009	2010	2011	2012	Cumulative Total
	(Dollars in billions)
Treasury draws(1)(2)	$(15.2)	$(60.0)	$(15.0)	$(25.9)	$—	$(116.1)
Senior preferred stock dividends(3)	—	2.5	7.7	9.6	11.6	31.4
__________

(1)
Represents the total draws received from Treasury based on our quarterly net worth deficits for the periods presented. Draw requests are funded in the quarter following each quarterly net worth deficit.

(2)	Treasury draws do not include the initial $1.0 billion liquidation preference of the senior preferred stock, for which we did not receive any cash proceeds.

(3)	Represents total quarterly cash dividends paid to Treasury during the periods presented.

Total Loss Reserves
Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, decreased to $62.6 billion as of December 31, 2012 from $66.9 billion as of September 30, 2012 and $76.9 billion as of December 31, 2011. Our total loss reserve coverage to total nonperforming loans was 25% as of December 31, 2012 compared with 26% as of September 30, 2012 and 31% as of December 31, 2011.
Deferred Tax Asset Valuation Allowance
Each quarter, we evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence. We are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. We established a valuation allowance against our deferred tax assets in 2008 and have maintained it since then.
As discussed further under “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes,” in evaluating the recoverability of our deferred tax assets, as of December 31, 2012, we again determined that the negative evidence outweighed the positive evidence. Therefore we did not release any of our valuation allowance as of December 31, 2012. The valuation allowance as of December 31, 2012 was $58.9 billion.
If and when the valuation allowance is released, it will be included as income and, as a result, we expect to report significant net income for the period in which we release the valuation allowance, with a corresponding increase in our net worth as of the end of that period. Had we released the valuation allowance as of December 31, 2012, our 2012 net income would have increased by approximately $58.3 billion, with a corresponding increase in our net worth as of December 31, 2012. Our dividend obligation to Treasury on our senior preferred stock is the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. Accordingly, we also expect to pay Treasury a significant dividend in the quarter following a release of the valuation allowance on our deferred tax assets.
Our determination not to release the valuation allowance on our deferred tax assets as of December 31, 2012 was a complicated decision. As we reported in a Form 12b-25 filed with the SEC on March 14, 2013, we were unable to meet the March 18, 2013 filing deadline for this report because we needed additional time to analyze the issue. Our consideration of the evidence required management to make a number of significant judgments, estimates and assumptions about highly complex and inherently uncertain matters, particularly about our future financial condition and results of operations. Using reasonable but different estimates and assumptions, or assigning weight to various factors in reasonable but differing amounts, could have resulted in a decision to release the valuation allowance as of December 31, 2012.
In our analysis, which we discuss more fully in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes,” the following key factors were positive evidence in favor of releasing the allowance as of December 31, 2012:

•	our 2012 profitability and our expectations regarding the sustainability of profits,

•	the strong credit profile of the loans we have acquired since 2009,

•	our taxable income for 2012 and our expectations regarding the likelihood of future taxable income, and

•	the carryforward periods for our net operating losses and tax credits.
The key factors against releasing the allowance as of December 31, 2012 were the following:

•	on a cumulative basis, we reported losses in our consolidated statements of operations for the three years ended December 31, 2012;

•
the impact of a reduction in funds available to us under the senior preferred stock purchase agreement that would have resulted from releasing the valuation allowance in the fourth quarter of 2012, which we discuss below; and

•	we have a limited recent history of profitability and a large number of delinquent loans in our book of business.
In evaluating all the appropriate factors, including but not limited to those mentioned above, we gave more weight to evidence that could be objectively verified than to evidence that could not be objectively verified.
We determined that the factors in favor of releasing the allowance were outweighed by the factors against releasing the valuation allowance as of December 31, 2012.
Under the terms of the senior preferred stock purchase agreement, the amount of funding available to us after December 31, 2012 is adjusted based on our positive net worth as of December 31, 2012 and is not affected by any positive net worth we may have on future dates. See “Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement” for a discussion of this adjustment. Accordingly, the amount of funding available under the senior preferred stock purchase agreement will be reduced only to the extent that we draw funds from Treasury under the agreement in the future. A decision to release the valuation allowance in 2013 will not reduce the funding available to us under the senior preferred stock purchase agreement.
Releasing the valuation allowance in the fourth quarter of 2012 would have decreased our available funding under the senior preferred stock purchase agreement to approximately $84 billion, compared to approximately $118 billion of available funding that resulted from not releasing the valuation allowance in the fourth quarter.
There was significant uncertainty regarding the effects that an approximately $34 billion reduction in the funds available to us under the senior preferred stock purchase agreement would have had on our business and financial results, including regulatory actions that would limit our business operations to ensure safety and soundness of the company, particularly in view of the fact that stability in the housing market and improvements in our financial results are relatively recent. This uncertainty was a significant consideration in our determination not to release the valuation allowance as of December 31, 2012.
We will continue to evaluate the recoverability of our deferred tax assets. Our evaluation in future quarters will be made by reviewing all relevant factors as of the end of those periods, including the factors discussed above to the extent applicable. Releasing all or a portion of the valuation allowance after December 31, 2012 will not reduce the funding available to us under the senior preferred stock purchase agreement, as discussed above. In addition, we expect that, as of the first quarter of 2013, we will no longer be in a three-year cumulative loss position. Accordingly, although we have not completed the analysis, we believe that, after considering all relevant factors, we may release the valuation allowance as early as the first quarter of 2013.
Strengthening Our Book of Business
Credit Risk Profile
We are setting responsible credit standards to protect homeowners and taxpayers, while making it possible for families to purchase a home. Since 2009, we have seen the effect of actions we took, beginning in 2008, to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. While we do not yet know how the single-family loans we have acquired since January 1, 2009 will ultimately perform, given their strong credit risk profile and based on their performance so far, we expect that in the aggregate these loans, which constitute a growing majority of our single-family guaranty book of business, will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime.
Our expectations regarding the ultimate performance of our loans are based on numerous expectations and assumptions, including those relating to expected changes in home prices, borrower behavior, public policy and other macroeconomic factors. If future conditions are more unfavorable than our expectations, our new single-family book of business could become unprofitable. See “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” and “Risk Factors” for a discussion of factors that could cause our expectations regarding the performance of the loans in our new single-family book of business to change.
Table 2 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of December 31, 2012 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008.

Table 2: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of December 31, 2012
	% of
	Single-Family	Current	Current
	Conventional	Estimated	Mark-to-Market	Serious
	Guaranty Book	Mark-to-Market	LTV Ratio	Delinquency
	of Business(1)	LTV Ratio	>100%(2)	Rate(3)
New Single-Family Book of Business	66%	71%	6%	0.35%
Legacy Book of Business:
2005-2008	22	98	41	9.92
2004 and prior	12	57	6	3.62
Total Single-Family Book of Business	100%	75%	13%	3.29%
__________

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of December 31, 2012.

(2)
The majority of loans in our new single-family book of business as of December 31, 2012 with mark-to-market LTV ratios over 100% were loans acquired under the Administration’s Home Affordable Refinance Program. See “Credit Risk Characteristics of Loans Acquired under HARP” for more information on our recent acquisitions of loans with high LTV ratios.

(3)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the December 31, 2012 serious delinquency rates of loans in our legacy book of business. The serious delinquency rate as of December 31, 2012 for loans we acquired in 2009, the oldest vintage in our new book of business, was 0.97%.

More detailed information on the risk characteristics of loans in our single-family book of business appears in “Table 41: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.”
Guaranty Fees on Recently Acquired Single-Family Loans
Table 3 below displays information regarding our average charged guaranty fee on single-family loans we acquired in each of the last three years, as well as the volume of our single-family Fannie Mae MBS issuances, which is indicative of the volume of single-family loans we acquired.
Table 3: Single-Family Acquisitions Statistics

	For the Year Ended December 31,
	2012	2011	2010
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	39.9	28.8	25.7
Single-family Fannie Mae MBS issuances (in millions)(3)	$827,749	$564,606	$603,247
__________

(1)
Pursuant to the TCCA, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date for securitization by 10 basis points; and the incremental revenue is remitted to Treasury. The resulting revenue is included in guaranty fee income, and the expense is included in other expenses. This increase in guaranty fee is included in the single-family charged guaranty fee.

(2)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(3)
Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period. Includes Housing Finance Agency (“HFA”) new issue bond program issuances, none of which occurred in 2012 or 2011. There were HFA new issue bond program issuances of $3.1 billion during 2010.

The guaranty fee income we receive depends on the volume of our single-family acquisitions, the charged guaranty fee at acquisition, and the life of the loans. As a result of increases in the charged guaranty fee and the larger volume of single-family loans we acquired in 2012, we expect to receive significantly more guaranty fee income on the single-family loans we acquired in 2012, over their lifetime, than on the single-family loans we acquired in 2011. The average charged guaranty fee on newly acquired single-family loans increased by approximately 25.2 basis points over the course of 2012, from 27.9 basis points for the month of December 2011 to 53.1 basis points for the month of December 2012. The change was primarily attributable to a 10 basis point increase on April 1, 2012 mandated by the TCCA, an average increase of 10 basis points implemented during the fourth quarter of 2012 and lender-specific contractual fee increases implemented throughout the year.  These changes to guaranty fee pricing represent a step toward encouraging greater participation in the mortgage market by private firms, which is one of the goals set forth in FHFA’s strategic plan for Fannie Mae’s and Freddie Mac’s conservatorships. See “Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue” for more information on changes to our guaranty fee pricing.
Credit Risk Characteristics of Loans Acquired under HARP
Since 2009, our acquisitions have included a significant number of loans that are refinancings of existing Fannie Mae loans under the Administration’s Home Affordable Refinance Program (“HARP”). HARP is designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values. Accordingly, HARP loans have LTV ratios at origination in excess of 80%. In addition, a HARP loan cannot (1) be an adjustable-rate mortgage loan, or ARM, if the initial fixed period is less than five years; (2) have an interest-only feature, which permits the payment of interest without a payment of principal; (3) be a balloon mortgage loan; or (4) have the potential for negative amortization. We acquire HARP loans under our Refi PlusTM initiative, which provides expanded refinance opportunities for eligible Fannie Mae borrowers. In the fourth quarter of 2012, we revised how we present these loans to reflect all Refi Plus loans with LTV ratios at origination in excess of 80% as HARP loans. Previously we did not reflect loans that were backed by second homes or investor properties as HARP loans.
Many of the loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Some borrowers under HARP and Refi Plus also have lower FICO credit scores than we would otherwise require. The volume of loans with high LTV ratios that we acquired under HARP increased in 2012 as a result of changes we implemented in the first half of 2012 to make the benefits of HARP available to more borrowers, combined with historically low interest rates in the second half of 2012. Loans we acquired under HARP in the fourth quarter of 2012 constituted 16% of our single-family acquisitions for the period, measured by unpaid principal balance, compared with 7% in the fourth quarter of 2011. As a result of this increase, loans with LTV ratios greater than 100% constituted 8% of our acquisitions in 2012, compared with 2% in 2011, and the weighted average LTV ratio at origination of loans we acquired in 2012 increased to 75% from 69% in 2011. The average original LTV ratio of single-family loans we acquired in 2012, excluding HARP loans, was 68%, compared with 111% for HARP loans.
Loans we acquire under HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with loans we acquire under HARP essentially replaces the credit risk that we already held prior to the refinancing. Loans we acquire under HARP have higher serious delinquency rates and may not perform as well as the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP loans should reduce the borrowers’ monthly payments and/or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate).
We expect that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP for the program’s duration or until there is no longer a large population of borrowers with high LTV loans who would benefit from refinancing. We expect to acquire many refinancings with LTV ratios greater than 125% in particular, because borrowers were unable to refinance loans with LTV ratios greater than 125% in large numbers until changes to HARP were fully implemented in the second quarter of 2012. For a description of these changes to HARP, see “MD&A—Risk Management—Credit Risk Management—Single-Family Credit Risk Management—Home Affordable Refinance Program (‘HARP’) and Refi Plus Loans.” HARP is scheduled to end in December 2013, although we will continue to accept deliveries of HARP loans through September 30, 2014 for loans with application dates on or before December 31, 2013.
Loans we acquired under HARP represented 13% of our new single-family book of business as of December 31, 2012 and had a serious delinquency rate of 0.93%, compared with a serious delinquency rate for our new single-family book of business overall of 0.35%. See “Table 42: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus.”
Factors that May Affect the Credit Risk Profile and Performance of Loans We Acquire in the Future
Whether the loans we acquire in the future will exhibit an overall credit profile and performance similar to our more recent acquisitions will depend on a number of factors, including our future pricing and eligibility standards and those of mortgage insurers and the Federal Housing Administration (“FHA”), the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under HARP. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” for more detail regarding the credit risk characteristics of our single-family guaranty book of business.
Reducing Credit Losses on Our Legacy Book of Business
To reduce the credit losses we ultimately incur on our legacy book of business, we have been focusing our efforts on the following strategies:

•
Helping eligible Fannie Mae borrowers with high LTV loans, including those whose loans are underwater, refinance to more sustainable loans, including loans that significantly reduce their monthly payments, through HARP;

•
Reducing defaults by offering borrowers loan modifications that can significantly reduce their monthly payments and other solutions that enable them to stay in their homes (collectively, “home retention solutions”);

•
Pursuing short sales, which are also known as preforeclosure sales, as well as deeds-in-lieu of foreclosure; these “foreclosure alternatives” help borrowers avoid foreclosure and reduce the overall severity of the losses we incur;

•	Efficiently managing timelines for home retention solutions, foreclosure alternatives and foreclosures;

•	Improving servicing standards and servicers’ execution and consistency;

•	Managing our REO inventory to minimize costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders, servicers and providers of credit enhancement.
As we work to reduce credit losses, we also seek to assist distressed borrowers, help stabilize communities, and support the housing market. For example, in November 2012 we, along with Freddie Mac, put into effect new, streamlined rules for short sales to enable servicers to quickly evaluate a borrower’s eligibility for a short sale.
We view foreclosure as a last resort, and we offer alternatives to foreclosure to homeowners in need. These solutions have enabled 1.2 million homeowners to avoid foreclosure since 2009. In dealing with distressed borrowers, we first seek home retention solutions before turning to foreclosure alternatives. When there is no viable home retention solution or foreclosure alternative that can be applied, we seek to move to foreclosure expeditiously; prolonged delinquencies hurt local home values and destabilize communities, as these homes often go into disrepair.
We provide information on our efforts to reduce our credit losses in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” and “MD&A—Risk Management—Institutional Counterparty Credit Risk Management.” See also “Risk Factors,” where we describe factors that may adversely affect the success of our efforts, including our reliance on third parties to service our loans, conditions in the foreclosure environment, and risks relating to our mortgage insurer counterparties.
Credit Performance
Table 4 presents information for each of the last three years about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to home retention solutions and foreclosure alternatives. The workout information in Table 4 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 4: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2012	2011	2010
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	3.29%	3.91%	4.48%
Seriously delinquent loan count	576,591	690,911	801,640
Nonperforming loans(3)	$247,823	$248,379	$251,631
Foreclosed property inventory:
Number of properties(4)	105,666	118,528	162,489
Carrying value	$9,505	$9,692	$14,955
Combined loss reserves(5)	$58,809	$71,512	$60,163
Total loss reserves(6)	$61,396	$75,264	$64,469
During the period:
Foreclosed property (number of properties):
Acquisitions(4)	174,479	199,696	262,078
Dispositions	(187,341)	(243,657)	(185,744)
Credit-related income (expenses)(7)	$919	$(27,218)	$(26,420)
Credit losses(8)	$14,392	$18,346	$23,133
REO net sales prices to unpaid principal balance(9)	59%	54%	56%
Loan workout activity (number of loans):
Home retention loan workouts(10)	186,741	248,658	440,276
Short sales and deeds-in-lieu of foreclosure	88,732	79,833	75,391
Total loan workouts	275,473	328,491	515,667
Loan workouts as a percentage of delinquent loans in our guaranty book of business(11)	26.38%	27.05%	37.30%
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

(2)
Calculated based on the number of single-family conventional loans that are 90 days or more past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our single-family conventional guaranty book of business. We include all of the single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate. As of January 31, 2013, our single-family serious delinquency rate was 3.18%.

(3)
Represents the total amount of nonperforming loans including troubled debt restructurings (“TDR”). A TDR is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We generally classify loans as nonperforming when the payment of principal or interest on the loan is 60 days or more past due.

(4)
Includes held-for-use properties (properties that we do not intend to sell or that are not ready for immediate sale in their current condition), which are reported in our consolidated balance sheets as a component of “Other assets” and acquisitions through deeds-in-lieu of foreclosure.

(5)
Consists of the allowance for loan losses for loans recognized in our consolidated balance sheets and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS that we do not consolidate in our consolidated balance sheets and single-family loans that we have guaranteed under long-term standby commitments. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related (Income) Expenses—Benefit (Provision) for Credit Losses.”

(6)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(7)	Consists of (a) the benefit (provision) for credit losses and (b) foreclosed property (income) expense.

(8)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property (income) expense, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(9)
Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans at the time of foreclosure. Net sales price represents the contract sale price less selling costs for the property and other charges paid by the seller at closing.

(10)
Consists of (a) modifications, which do not include trial modifications or repayment plans or forbearances that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 47: Statistics on Single-Family Loan Workouts” in

“Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

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
Although our serious delinquency rate has decreased, our serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure. High levels of foreclosures, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes have lengthened the time it takes to foreclose on a mortgage loan in many states. The length of the foreclosure process, the pace of loan modifications and changes in home prices and other macroeconomic conditions all influence serious delinquency rates. We expect the number of single-family loans in our legacy book of business that are seriously delinquent to remain well above pre-2008 levels for years. In addition, we anticipate that it will take a significant amount of time before our REO inventory is reduced to pre-2008 levels.
We provide additional information on our credit-related expenses or income in “Consolidated Results of Operations—Credit-Related (Income) Expenses” and on the credit performance of mortgage loans in our single-family book of business and our loan workouts in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Contributions to the Housing and Mortgage Markets Since Entering Conservatorship
Liquidity and Support Activities
We have provided approximately $3.3 trillion in liquidity to the housing market since 2009, enabling families to buy, refinance or rent a home. Since we entered into conservatorship in September 2008, we have provided critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. The approximately $3.3 trillion in liquidity we have provided to the mortgage market from 2009 through 2012 through our purchases and guarantees of loans enabled borrowers to complete 9.7 million mortgage refinancings and 2.7 million home purchases and provided financing for 1.7 million units of multifamily housing.

•
We strengthened our underwriting and eligibility standards to support sustainable homeownership. As a result, our new single-family book of business has a strong credit risk profile. Our support enables borrowers to have access to a variety of conforming mortgage products, including long-term, fixed-rate mortgages, such as the prepayable 30-year fixed-rate mortgage that protects homeowners from interest rate swings.

•
Through our loan workout efforts from 2009 through 2012, which included providing over 879,000 loan modifications, we helped 1.2 million homeowners stay in their homes or otherwise avoid foreclosure. These efforts helped to support neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans. From April 1, 2009, the date we began accepting delivery of loans through our Refi Plus initiative, through December 31, 2012, we acquired approximately 2.8 million Refi Plus loans. Refinancings delivered to us through Refi Plus in the fourth quarter of 2012 reduced borrowers’ monthly mortgage payments by an average of $237. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed-rate mortgage or to switch from an interest-only mortgage to a fully amortizing mortgage.

•
We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed from 2009 through 2012 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in “Business Segments—Capital Markets.”

2012 Acquisitions and Market Share
As the leading provider of residential mortgage credit, we enable families to buy, refinance or rent a home. During 2012, we purchased or guaranteed approximately $918 billion in single-family and multifamily loans, measured by unpaid principal balance, which includes $45.8 billion in delinquent loans we purchased from our single-family MBS trusts. Our 2012 single-family acquisitions exceeded our 2011 acquisitions by more than a million loans, primarily as a result of lower interest rates in 2012 and the implementation of changes to HARP. Our activities enabled our lender customers to finance approximately 3,898,000 single-family conventional loans and loans for approximately 559,000 units in multifamily properties during 2012.
One of FHFA’s strategic goals for our conservatorship involves gradually contracting our dominant presence in the marketplace. Despite this goal, our market share remains large and even increased in 2012 as we have continued to meet the needs of the single-family mortgage market in the absence of substantial private capital. We currently estimate that our single-family market share was 43% in 2012, compared with 37% in 2011. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Because our estimate of mortgage originations in prior periods is subject to change as additional data become available, these market share estimates may change in the future, perhaps materially.
We remained the largest single issuer of mortgage-related securities in the secondary market during the fourth quarter of 2012, with an estimated market share of new single-family mortgage-related securities issuances of 48%, compared with 52% in the third quarter of 2012 and 54% in the fourth quarter of 2011. For all of 2012, we estimate our market share of new single-family mortgage-related securities issuances was 49%, compared with 48% for 2011.
We remained a constant source of liquidity in the multifamily market in 2012. We owned or guaranteed approximately 22% of the outstanding debt on multifamily properties as of December 31, 2012.
Helping to Build a New Housing Finance System
In addition to serving as the leading source of residential mortgage credit in the secondary market, we are committed to doing our part to improve the mortgage finance system. We have devoted significant resources towards helping to build a new housing finance system for the future, primarily through pursuing the strategic goals identified by our conservator. In February 2012, the Acting Director of FHFA sent a letter to Congress in which he provided FHFA’s strategic plan for Fannie Mae and Freddie Mac’s conservatorships. The plan identified three strategic goals for the conservatorships:

•	Build. Build a new infrastructure for the secondary mortgage market;

•	Contract. Gradually contract Fannie Mae and Freddie Mac’s dominant presence in the marketplace while simplifying and shrinking their operations; and

•	Maintain. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.
In March 2012, FHFA directed us to implement a set of corporate performance objectives and related targets for 2012, referred to as the 2012 conservatorship scorecard, which provides the implementation roadmap for FHFA’s strategic plan for Fannie Mae and Freddie Mac. As described in “Executive Compensation—Compensation Discussion and Analysis—Determination of 2012 Compensation—Assessment of Corporate Performance on 2012 Conservatorship Scorecard,” we met substantially all of the 2012 conservatorship scorecard objectives.
Liquidity
During 2012, we issued a variety of non-callable and callable debt securities in a wide range of maturities to achieve cost-efficient funding and to extend our debt maturity profile. We believe that our ready access to debt funding since the beginning of 2009 has been primarily due to the actions taken by the federal government to support us and the financial markets. Accordingly, we believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations, or our ability to continue as a going concern. Demand for our debt securities could decline in the future, as the Administration, Congress and our regulators debate our future. See “MD&A—Liquidity and Capital Management—Liquidity Management” for more information on our debt funding activities and “Risk Factors” for a discussion of the risks to our business posed by our reliance on the issuance of debt securities to fund our operations.
Outlook
Financial Results and Dividend Payments to Treasury. Our financial results improved significantly in 2012, and we expect our annual net income to remain strong over the next few years. As a result of home price increases and improvement in the performance of our book of business, our total loss reserves decreased in 2012, which corresponded to the recognition of a benefit (rather than a provision) for credit losses. Because loans remain in our book of business for a number of years, the credit quality of and guaranty fee we charge on the loans we acquire in a particular year affects our results for a period of years after we acquire them. Accordingly we expect improvements in the credit quality of our loan acquisitions since 2009 and increases in our charged guaranty fees on recently acquired loans to benefit our results for years to come, especially because these loans have relatively low interest rates, making them less likely to be refinanced.

If we release our valuation allowance against our deferred tax assets in a future period, our net income, but not our pre-tax income, will be significantly favorably impacted in that period. Our effective tax rate will change for the years after a release of our valuation allowance, which will reduce any positive net income we record. While we maintain the valuation allowance, our recorded effective tax rate has been at or close to zero because changes in our deferred tax asset balance have been offset by corresponding changes in our valuation allowance. Although we have not completed the analysis, we believe that, after considering all relevant factors, we may release the valuation allowance as early as the first quarter of 2013. We discuss the factors that may lead to a release of our valuation allowance and the tax impact in more detail in “MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets.”
In compliance with our dividend obligation to Treasury, we will retain only a limited amount of any future earnings we have, and we will pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $3.0 billion for each quarter of 2013 and decreases annually until it reaches zero in 2018.
One of our objectives is to pay taxpayers for their investment in our company. While the senior preferred stock purchase agreement does not permit us to pay down draws we have made under the agreement except in limited circumstances, in 2012 we returned a total of $11.6 billion on taxpayers’ investment in us through dividends on the senior preferred stock, and, through March 31, 2013, we have paid a total of $35.6 billion. As of December 31, 2012, we have received a total of $116.1 billion.
Overall Market Conditions. We expect that single-family mortgage loan delinquency and severity rates will continue their downward trend, but that single-family delinquency, default and severity rates will remain high compared to pre-housing crisis levels. Despite multifamily sector improvement at the national level, we expect certain local markets and properties will continue to exhibit weak fundamentals. We expect the level of multifamily foreclosures in 2013 will generally remain commensurate with 2012 levels. Conditions may worsen if the unemployment rate increases on either a national or regional basis.
We forecast that total originations in the U.S. single-family mortgage market in 2013 will decrease from 2012 levels by approximately 15% from an estimated $1.93 trillion to $1.65 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.40 trillion in 2012 to $1.03 trillion in 2013. Refinancings comprised approximately 79% of our single-family business volume in 2012, compared with approximately 76% in 2011.
Home Prices. After declining by an estimated 23.8% from their peak in the third quarter of 2006 to the first quarter of 2012, based on our home price index, we estimate that home prices on a national basis increased by 4.7% in 2012 overall and by 0.5% in the fourth quarter of 2012. Although home price growth may not continue at 2012 rates, we expect that, if current market trends continue, home prices will increase on a national basis overall in 2013. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, spending cuts, mortgage finance programs and policies, and housing finance reform; the management of the Federal Reserve’s MBS holdings; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of the economic uncertainty in Europe. Because of these uncertainties, the actual home price changes we experience may differ significantly from our expectations. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We realize losses on loans, through our charge-offs, when foreclosure sales are completed or when we accept short sales or deeds-in-lieu of foreclosure. We expect our credit losses to remain high in 2013 relative to pre-housing crisis levels. In addition, to the extent the slow pace of foreclosures continues in 2013, our realization of some credit losses will be delayed.
Loss Reserves. We expect the trends of improving home prices and declining single-family serious delinquency rates to continue. As a result of these trends, we believe that our total loss reserves peaked at $76.9 billion as of December 31, 2011. However, we expect our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default.
Future Revenues and Profitability. Historically, we have generated the majority of our net revenues from the difference between the interest income earned on the assets in our mortgage portfolio and the interest expense associated with the debt funding of those assets. As we discuss in “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements,” we are required to reduce the size of our mortgage portfolio each year until we hold no more than $250 billion in mortgage assets by the end of 2018. As we reduce the size of our mortgage portfolio, our revenues generated by our mortgage portfolio assets will also decrease. If current market conditions continue, we expect that these declines in our revenues will generally be offset by rising guaranty fee revenue received for managing the credit risk on loans underlying Fannie Mae MBS held by third parties. We recognize almost all of our guaranty fee revenue in net interest income in our consolidated statements of operations and comprehensive income (loss). We expect that, in a number of years, guaranty fees will become the primary source of our revenues as a result of both the shrinking of our portfolio and the impact of guaranty fee increases in 2011 and 2012. Any future increases in guaranty fees will likely only further increase our guaranty fee revenue. The amount of our guaranty fee revenue in future periods will be impacted by many factors, including adjustments to guaranty fee pricing we may make in the future, which we discuss in “Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue.”
As our effective guaranty fee revenue increases in future periods, we expect our credit losses will decrease as a result of the higher credit quality of our new book of business, the decrease in our legacy book, and anticipated lower severity at the time of charge-off.
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
In 2011, Treasury and the Department of Housing and Urban Development (“HUD”) released a report to Congress on reforming America’s housing finance market. The report states that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs. See “Legislative and Regulatory Developments” for discussions of recent legislative reform of the financial services industry and proposals for GSE reform that could affect our business. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary, including estimates and expectations regarding our future financial results and profitability, our future dividend payments to Treasury, our future revenues from guaranty fees, the profitability and performance of single-family loans we have acquired, our future acquisitions, our future REO inventory, our future delinquency, default and severity rates, our future credit losses and loss reserves, future housing market conditions, performance and volumes and future home prices. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, especially future home prices and the future performance of our loans. Our future estimates of our performance, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing; our future serious delinquency rates; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to accounting policies relating to our loss reserves; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loan; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; changes in the fair value of our assets and liabilities; impairments of our assets; changes in generally accepted accounting principles (“GAAP”); credit availability; natural and other disasters and many other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

RESIDENTIAL MORTGAGE MARKET

The U.S. Residential Mortgage Market
We conduct business in the U.S. residential mortgage market and the global securities market. According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $9.9 trillion of single-family mortgage debt outstanding, was estimated to be approximately $10.8 trillion as of December 31, 2012. After increasing every quarter since record keeping began in 1952 until the second quarter of 2008, single-family mortgage debt outstanding has been steadily declining since then. We owned or guaranteed mortgage assets representing approximately 29% of total U.S. residential mortgage debt outstanding as of December 31, 2012.
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets other than financial instruments in geographic locations other than the United States and its territories.
Housing and Mortgage Market and Economic Conditions
The inflation-adjusted U.S. gross domestic product, or GDP, for 2012 was 2.2% higher than for 2011, according to the Bureau of Economic Analysis second estimate, compared with an increase of 1.8% from 2010 to 2011. According to the U.S. Bureau of Labor Statistics as of March 2013, the economy created 2.3 million non-farm jobs in 2012, compared with 2.1 million non-farm jobs in 2011. At the start of the recession in December 2007, the unemployment rate was 5.0%, based on data from the U.S. Bureau of Labor Statistics, and the unemployment rate peaked at a 26-year high of 10.0% in October 2009. The unemployment rate declined from 8.5% in December 2011 to 7.8% in December 2012. In February 2013, non-farm payrolls increased by 236,000 jobs, and the unemployment rate decreased to 7.7%. We expect the unemployment rate to decline gradually in 2013.
The most comprehensive measure of the unemployment rate, which includes those working part-time who would rather work full-time (part-time workers for economic reasons) and those not looking for work but who want to work and are available for work (discouraged workers), was 14.3% in February 2013, substantially lower than the record high of 17.1% in October 2009.
Housing activity improved in 2012 from depressed levels in 2011. Total existing home sales of 4.66 million units in 2012 represent an increase of 9.4% from 2011, following a 1.7% increase in 2011, while mortgage rates reached new lows and home prices remained low. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 24% of existing home sales in December 2012, compared with 32% in December 2011, according to the National Association of REALTORS®. New home sales increased in 2012 after declining for six consecutive years, rising 19.9%. Homebuilding activity in 2012 improved, as single-family housing starts rose approximately 24%, while multifamily starts rose approximately 38%.
At the end of 2012, the number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes were each below their historical average. The number of new homes available for sale remained near record lows in December 2012. According to the Bureau of the Census’ January 2013 New Residential Sales Report, the months’ supply was 4.8 months as of December 31, 2012. For existing homes, the months’ supply fell sharply in the fourth quarter of 2012 as a result of rising sales in the quarter and a persistent decline in the number of existing homes available for sale in the second half of 2012. According to data through February 2013 from the National Association of REALTORS®, the months’ supply of existing unsold homes was 4.5 months as of December 31, 2012, compared with a 6.4 months’ supply as of December 31, 2011. The overall mortgage market serious delinquency rate remained historically high at 6.8% as of December 31, 2012, according to the Mortgage Bankers Association National Delinquency Survey, but has declined from its peak of 9.7% as of December 31, 2009 and 7.7% as of December 31, 2011. We provide information about Fannie Mae’s serious delinquency rate, which also decreased during 2012, in “Executive Summary—Credit Performance.”

The table below presents several key indicators related to the total U.S. residential mortgage market.
Table 5: Housing and Mortgage Market Indicators(1)

				% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Home sales (units in thousands)	5,027	4,566	4,513	10.1%	1.2%
New home sales	367	306	323	19.9	(5.3)
Existing home sales	4,660	4,260	4,190	9.4	1.7
Home price change based on Fannie Mae Home Price Index (“HPI”)(2)	4.7%	(3.7)%	(4.4)%	—	—
Annual average fixed-rate mortgage interest rate(3)	3.7%	4.5%	4.7%	—	—
Single-family mortgage originations (in billions)	$1,925	$1,498	$1,679	28.5	(10.8)
Type of single-family mortgage origination:
Refinance share	72%	66%	68%	—	—
Adjustable-rate mortgage share	5%	6%	5%	—	—
Total U.S. residential mortgage debt outstanding (in billions)	$10,790	$11,008	$11,259	(2.0)	(2.2)
__________

(1)
The sources of the housing and mortgage market data in this table are the Federal Reserve Board, the Bureau of the Census, the Department of Housing and Urban Development, the National Association of Realtors, and the Mortgage Bankers Association. Home sales data are based on information available through January 2013. Single-family mortgage originations, as well as refinance shares, are based on February 2013 estimates from Fannie Mae’s Economic & Strategic Research group. The adjustable-rate mortgage share is based on the number of conventional mortgage applications data reported by the Mortgage Bankers Association. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

(2)
Calculated internally using property data information on loans purchased by Fannie Mae, Freddie Mac and other third-party home sales data. Fannie Mae’s HPI is a weighted repeat transactions index, measuring average price changes in repeat sales on the same properties. Fannie Mae’s HPI excludes prices on properties sold in foreclosure. The reported home price change reflects the percentage change in Fannie Mae’s HPI from the fourth quarter of the prior year to the fourth quarter of the reported year.

(3)	Based on the annual average 30-year fixed-rate mortgage interest rate reported by Freddie Mac.
After declining by an estimated 23.8% from their peak in the third quarter of 2006 to the first quarter of 2012, home prices increased on a national basis by an estimated 4.7% overall in 2012, with an estimated increase of 0.5% in the fourth quarter. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
We estimate that total single-family mortgage originations in 2012 increased from 2011 levels by 29% to $1.9 trillion, with a purchase share of 28% and a refinance share of 72%.
Since the second quarter of 2008, single-family mortgage debt outstanding has been steadily declining due to a number of factors including declining home sales and prices, rising foreclosures, increased cash sales, and reduced home equity extraction. Total U.S. residential mortgage debt outstanding fell by 2.0% from the fourth quarter of 2011 to the fourth quarter of 2012.
Despite recent improvement in the housing market and declining delinquency rates, approximately one out of nine borrowers was delinquent or in foreclosure during the fourth quarter of 2012, according to the Mortgage Bankers Association National Delinquency Survey. The housing market remains under pressure due to the high level of unemployment, which was a primary driver of the significant number of mortgage delinquencies and defaults in 2012.
Many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will walk away from their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the fourth quarter of 2012 was approximately 10.4 million, down from its peak of 12.1 million in the fourth quarter of 2011. The percentage of properties with mortgages in a negative equity position in the fourth quarter of 2012 was 21.5%, down from 25.2% in the fourth quarter of 2011 and its peak of 25.7% reached in the fourth quarter of 2009. The elevated, albeit declining, potential supply may be putting downward pressure on home prices.
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained positive during 2012, but began to show signs of slowing during the fourth quarter. Vacancy levels remained near historic lows, benefiting from sustained rental demand coupled with ongoing job growth and new household formation. Although vacancy rates declined through most of 2012, the national vacancy level for the fourth quarter of 2012 is estimated to have remained at 5.50%, based on third-party data, which is the same level that was estimated for the third quarter of 2012, but down from an estimated 6.25% in the fourth quarter of 2011. While vacancy levels are expected to have remained the same, average asking rents are expected to have increased once again, by an estimated 0.5% on a national basis in the fourth quarter of 2012, continuing a trend over nearly three years. The increase in overall rental demand was also reflected in an estimated increase of approximately 47,000 units in the net number of occupied rental units during the fourth quarter of 2012, according to data from Reis, Inc. That brings the total estimated net absorption for the year (that is, the net change in the number of units occupied over the year) to approximately 140,000 units.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals, followed by a leveling off in the second half of 2012, have helped boost property values in most metropolitan areas in 2012, as well as new construction development. As a result, over-supply may occur over the next 24 months in some localized areas. Nevertheless, the overall national rental market supply and demand is expected to remain in balance over the longer term, based on expected construction completions, expected obsolescence, positive household formation trends and expected increases in the population of 20- to 34-year olds, which as a group rents multifamily housing at a higher rate than other groups.

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

Purchases of Loans from our MBS Trusts
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. For example, we have the option under the terms of the trust documents to purchase a loan from an MBS trust if the loan is delinquent as to four or more consecutive monthly payments. We generally have the obligation to purchase a mortgage loan from an MBS trust when the mortgage loan becomes delinquent as to 24 monthly payments. Our acquisition cost for these loans is the unpaid principal balance of the loan plus accrued interest.
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
The cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our portfolio is currently less than the cost of advancing delinquent payments to security holders. We generally purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent. During 2012, we purchased delinquent loans with an unpaid principal balance of approximately $45.8 billion from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other constraints, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement.
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

Business Segment	Primary Business Activities	Primary Drivers of Revenue	Primary Drivers of Expense
Single-Family
Mortgage acquisitions: Works with our lender customers to acquire single-family mortgage loans through lender swap transactions or, working also with our Capital Markets group, through purchases of loans
Credit risk management: Prices and manages the credit risk on loans in our single-family guaranty book of business
Credit loss management: Works to prevent foreclosures and reduce costs of defaulted loans through home retention solutions and foreclosure alternatives, through management of REO, and through pursuing contractual remedies from lenders, servicers and providers of credit enhancement

Guaranty fees: Compensation for assuming and managing the credit risk on our single-family guaranty book of business
Interest income not recognized: Consists of reimbursement costs for interest income not recognized for loans on nonaccrual status in our mortgage portfolio or in consolidated trusts, which are recorded as a reduction to our interest income
Fee and other income: Compensation received for providing lender services

Credit-related expenses: Consists of provision for single-family loan losses, provision for single-family guaranty losses and foreclosed property expense on loans underlying our single-family guaranty book of business
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Single-Family business operations
Remittances to Treasury of a portion of our guaranty fees: Consists of amounts remitted to Treasury, which we expect will increase in future periods, from increases in our guaranty fees required by the TCCA

Multifamily
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

Business Segment	Primary Business Activities	Primary Drivers of Revenue	Primary Drivers of Expense
Capital Markets
Mortgage and other investments: Purchases mortgage assets and makes investments in non-mortgage interest-earning assets
Mortgage securitizations: Purchases loans from a large group of lenders, securitizes them, and may sell the securities to dealers and investors
Structured mortgage securitizations and other customer services: Issues structured Fannie Mae MBS for customers in exchange for a transaction fee and provides other fee-related services to our lender customers
Interest rate risk management: Manages the interest rate risk on our portfolio by issuing a variety of debt securities in a wide range of maturities and by using derivatives

Net interest income: Generated from the difference between the interest income earned on our interest-earning assets and the interest expense associated with the debt funding those assets
Fee and other income: Compensation received for engaging in structured transactions and providing other lender services

Fair value gains and losses: Primarily consists of fair value gains and losses on derivatives and trading securities
Investment gains and losses: Primarily consists of gains and losses on the sale or securitization of mortgage assets
Other-than-temporary impairment: Consists of impairment recognized on our investments
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Capital Markets business operations

Revenues from our Business Segments
The following table displays the percentage of our total net revenues accounted for by our business segments for each of the last three years. For more information about the financial results and performance of each of our segments, see “MD&A—Business Segment Results” and “Note 13, Segment Reporting.”
Business Segment Revenues(1)

	For the Year Ended December 31,
	2012	2011	2010
Single-Family Credit Guaranty	35%	28%	12%
Multifamily(2)	5	5	5
Capital Markets	55	63	77
__________

(1)
Amounts presented represent the percentage of our total net revenues accounted for by each of our business segments. The sum of net revenues for our three business segments does not equal our consolidated total net revenues because we separate the activity related to our consolidated trusts from the results generated by our three segments.

(2)	These amounts do not include the net interest income we earn on our multifamily investments in our mortgage portfolio, which is reflected in the revenues of our Capital Markets segment.
Single-Family Business
Working with our lender customers, our Single-Family business provides funds to the mortgage market by acquiring single-family loans through lender swap transactions or, working also with our Capital Markets group, through purchases of loans. Our Single-Family business has primary responsibility for pricing and managing the credit risk on our single-family guaranty book of business, which consists of single-family mortgage loans underlying Fannie Mae MBS and single-family loans held in our mortgage portfolio.
A single-family loan is secured by a property with four or fewer residential units. Our Single-Family business and Capital Markets group securitize and purchase primarily conventional (not federally insured or guaranteed) single-family fixed-rate or adjustable-rate, first-lien mortgage loans, or mortgage-related securities backed by these types of loans. We also securitize or purchase loans insured by FHA, loans guaranteed by the Department of Veterans Affairs (“VA”), loans guaranteed by the Rural Development Housing and Community Facilities Program of the Department of Agriculture (the “Department of Agriculture”), manufactured housing loans and other mortgage-related securities.

Revenues for our Single-Family business are derived primarily from guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS. We also allocate guaranty fee revenues to the Single-Family business for assuming and managing the credit risk on the single-family mortgage loans held in our portfolio. The aggregate amount of single-family guaranty fees we receive or that are allocated to our Single-Family business in any period depends on the amount of single-family Fannie Mae MBS outstanding and loans held in our mortgage portfolio during the period and the applicable guaranty fee rates. The amount of Fannie Mae MBS outstanding at any time is primarily determined by the rate at which we issue new Fannie Mae MBS and by the repayment rate for the loans underlying our outstanding Fannie Mae MBS. Other factors affecting the amount of Fannie Mae MBS outstanding are the extent to which (1) borrower defaults lead us to purchase loans from our MBS trusts (with the amount of these purchases affected by the rate of borrower defaults on the loans and the extent of loan modification programs in which we engage) and (2) sellers and servicers repurchase loans from us upon our demand based on a breach in the selling representations and warranties provided upon delivery of the loans.
We describe the credit risk management process employed by our Single-Family business, including its key strategies in managing credit risk and key metrics used in measuring and evaluating our single-family credit risk in “MD&A—Risk Management—Credit Risk Management—Single-Family Credit Risk Management.”
Single-Family Mortgage Securitizations and Other Acquisitions
Our Single-Family business securitizes single-family mortgage loans and issues single-class Fannie Mae MBS, which are described above in “Mortgage Securitizations—Single-Class and Multi-Class Fannie Mae MBS,” for our lender customers. Unlike our Capital Markets group, which securitizes loans from our portfolio, our Single-Family business securitizes loans solely in lender swap transactions, in which lenders deliver to us pools of mortgage loans, which are placed immediately in a trust, in exchange for Fannie Mae MBS backed by these loans. We describe lender swap transactions, and how they differ from portfolio securitizations, in “Mortgage Securitizations—Lender Swaps and Portfolio Securitizations.” Our Single-Family business also works with our Capital Markets group to acquire single-family loans through purchases of loans.
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
Single-Family Mortgage Servicing, REO Management, and Lender Repurchases
Servicing
Generally, the servicing of the mortgage loans that are held in our mortgage portfolio or that back our Fannie Mae MBS is performed by mortgage servicers on our behalf. Typically, lenders who sell single-family mortgage loans to us service these loans for us. For loans we own or guarantee, the lender or servicer must obtain our approval before selling servicing rights to another servicer.
Our mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report delinquencies, perform default prevention activities, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in the effective implementation of our homeownership assistance initiatives, negotiation of workouts of troubled loans, and other loss mitigation activities. If necessary, mortgage servicers inspect and preserve properties and process foreclosures and bankruptcies. Because we generally delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, our ability to actively manage troubled loans that we own or guarantee is limited. For more information on the risks of our reliance on servicers, refer to “Risk Factors” and “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”
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
REO Management
If a loan defaults and we acquire a home through foreclosure or a deed-in-lieu of foreclosure, we market and sell the home through local real estate professionals. Our primary objectives are both to minimize the severity of loss to Fannie Mae by maximizing sales prices and to stabilize neighborhoods—to prevent empty homes from depressing home values. In cases where the property does not sell, we use alternative methods of disposition, including selling homes to cities, municipalities and other public entities, and selling properties in bulk or through public auctions.
Lender Repurchase Evaluations
We conduct post-purchase quality control file reviews to ensure that loans sold to, and serviced for, us meet our guidelines. If we discover violations through reviews, we issue repurchase demands to the seller or other responsible party and seek to collect on our repurchase claims. We discuss changes we are making to our post-purchase loan review process in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards.”
Multifamily Business
A core part of Fannie Mae’s mission is to support the U.S. multifamily housing market to help serve the nation’s rental housing needs, focusing on low- to middle-income households and communities. Our Multifamily business provides mortgage market liquidity for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities.
Our Multifamily business works with our lender customers to provide funds to the mortgage market primarily by securitizing multifamily mortgage loans into Fannie Mae MBS. We also purchase multifamily mortgage loans and provide credit enhancement for bonds issued by state and local housing finance authorities to finance multifamily housing. We have also offered debt financing structures that can be used to facilitate construction loans. Our Multifamily business also works with our Capital Markets group to facilitate the purchase and securitization of multifamily mortgage loans and securities for Fannie Mae’s portfolio, as well as to facilitate portfolio securitization and resecuritization activities. Our multifamily guaranty book of business consists of multifamily mortgage loans underlying Fannie Mae MBS and multifamily loans and securities held in our mortgage portfolio. Our Multifamily business has primary responsibility for pricing the credit risk on our multifamily guaranty book of business and for managing the credit risk on multifamily loans and Fannie Mae MBS backed by multifamily loans that are held in our mortgage portfolio.
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

•
Funding sources: The multifamily market is made up of a wide variety of lending sources, including commercial banks, life insurance companies, investment banks, FHA, state and local housing finance agencies and the GSEs.

•
Number of lenders; lender relationships: During 2012, we executed multifamily transactions with 33 lenders. Of these, 24 lenders delivered loans to us under our Delegated Underwriting and Servicing, or DUS®, product line. In determining whether to do business with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.

•
Loan size: The average size of a loan in our multifamily guaranty book of business is $5 million. A significant number of our multifamily loans are under $5 million, and some of our multifamily loans are greater than $25 million.

•
Collateral: Multifamily loans are collateralized by properties that generate cash flows and effectively operate as businesses, such as garden and high-rise apartment complexes, seniors housing communities, cooperatives, dedicated student housing and manufactured housing communities.

•
Borrower and sponsor profile: Multifamily borrowers are entities that are typically owned, directly or indirectly, by for-profit corporations, limited liability companies, partnerships, real estate investment trusts and individuals who invest in real estate for cash flow and equity returns in exchange for their original investment in the asset. The ultimate owners of a multifamily borrower are referred to as the borrower’s “sponsors.” In this report, we refer to both the borrowing entities and their sponsors as “borrowers.” Because borrowing entities are typically single-asset entities, with the property as their only asset, in evaluating a borrowing entity we also evaluate its sponsors. Multifamily loans are generally non-recourse to the sponsors. When considering a multifamily borrower, creditworthiness is evaluated through a combination of quantitative and qualitative data including liquid assets, net worth, number of units owned, experience in a market and/or property type, multifamily portfolio performance, access to additional liquidity, debt maturities, asset/property management platform, senior management experience, reputation and lender exposure.

•
Borrower and lender investment: Borrowers are required to contribute equity into multifamily properties on which they borrow, while lenders generally share in any losses realized from the loans that we purchase.

•
Underwriting process: Multifamily loans require detailed underwriting similar in many respects to that required for loans for an operating business. Our underwriting includes an evaluation of the property’s ability to support the loan, property quality, market and submarket factors, ability to exit at maturity and an initial risk categorization for the loan.

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

Multifamily Mortgage Securitizations and Acquisitions
Our Multifamily business generally creates multifamily Fannie Mae MBS in lender swap transactions in a manner similar to our Single-Family business, as described in “Single-Family Business—Single-Family Mortgage Securitizations and Acquisitions.” Our multifamily lender customers typically deliver only one mortgage loan, often a fixed-rate loan, to back each multifamily Fannie Mae MBS. The characteristics of each mortgage loan are used to establish guaranty fees on a risk-adjusted basis. Securitizing a single multifamily mortgage loan into a Fannie Mae MBS facilitates its sale into the secondary market.
Delegated Underwriting and Servicing (DUS)
In an effort to promote product standardization in the multifamily marketplace, in 1988 Fannie Mae initiated the DUS product line for acquiring individual multifamily loans.
DUS is a unique business model in the commercial mortgage industry. The standard industry practice for a multifamily loan requires the purchaser or guarantor to underwrite or re-underwrite each loan prior to deciding whether to purchase or guaranty the loan. Under our model, DUS lenders are pre-approved and delegated the authority to underwrite and service loans on behalf of Fannie Mae. In exchange for this authority, DUS lenders are required to share with us the risk of loss over the life of the loan, as discussed in more detail in “MD&A—Risk Management—Credit Risk Management—Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards.” Since DUS lenders share in the credit risk, the servicing fee to the lenders includes compensation for credit risk. Delegation permits lenders to respond to customers more rapidly, as the lender generally has the authority to approve a loan within prescribed parameters, which provides an important competitive advantage.
We believe our DUS model aligns the interests of the borrower, lender and Fannie Mae. Our current 24-member DUS lender network, which is comprised of large financial institutions and independent mortgage lenders, continues to be our principal source of multifamily loan deliveries.
Multifamily Mortgage Servicing
As with the servicing of single-family mortgages, multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us. Multifamily mortgage servicers that are members of our DUS network have agreed to accept loss sharing, which we believe increases the alignment of interests between us and our multifamily loan servicers. Because of our loss-sharing arrangements with our multifamily lenders, transfers of multifamily servicing rights are infrequent, and we carefully monitor all our servicing relationships and enforce our right to approve all servicing transfers. As a seller-servicer, the lender is responsible for evaluating the financial condition of properties and property owners, administering various types of agreements (including agreements regarding replacement reserves, completion or repair, and operations and maintenance), as well as conducting routine property inspections.

The Multifamily Markets in which We Operate
In the multifamily mortgage market, we aim to address the rental housing needs of a wide range of the population, from those at the lower end of the income range up through middle-income households. Our mission requires us to serve the market steadily, rather than moving in and out depending on market conditions. Through the secondary mortgage market, we support rental housing for the workforce, for senior citizens and students, and for families with the greatest economic need. Our Multifamily business is organized and operated as an integrated commercial real estate finance business, addressing the spectrum of multifamily housing finance needs, including the needs described below.

•
To meet the growing need for smaller multifamily property financing, we focus on the acquisition of multifamily loans up to $3 million ($5 million in high cost areas). We acquire these loans primarily from DUS lenders; however, we have also acquired these loans from other financial institutions. Over the years, we have been an active purchaser of these loans from both DUS and non-DUS lenders, and, as of December 31, 2012, they represented 66% of our multifamily guaranty book of business by loan count and 15% based on unpaid principal balance.

•
To serve low- and very low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to providing housing to families earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2012, this type of financing represented approximately 14% of our multifamily guaranty book of business, based on unpaid principal balance, including $15.7 billion in bond credit enhancements.

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
Our Capital Markets group’s business activity is primarily focused more on making short-term use of our balance sheet than on long-term investments. As a result, our Capital Markets group works with lender customers to provide funds to the mortgage market through short-term financing and investing activities. Activities we are undertaking to provide liquidity to the mortgage market include the following:

•
Whole Loan Conduit. Whole loan conduit activities involve our purchase of single-family loans principally for the purpose of securitizing them. We purchase loans from a large group of lenders and then securitize them as Fannie Mae MBS, which may then be sold to dealers and investors.

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

•
MBS Trading. We regularly enter into purchase and sale transactions with other market participants involving mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae, which we refer to as “agency MBS.” These transactions can provide for the future delivery of mortgage-backed securities with underlying single-family loans that share certain general characteristics (often referred to as the “TBA market”). These purchase and sale transactions also can provide for the future delivery of specifically identified mortgage-backed securities with underlying loans that have other characteristics considered desirable by some investors (often referred to as the “Specified Pools market”). Through our trading activity in the TBA and Specified Pools markets, we provide significant liquidity to the agency MBS markets.

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

•
Structured securitizations: Our Capital Markets group creates single-class and multi-class structured Fannie Mae MBS, typically for our lender customers or securities dealer customers, in exchange for a transaction fee. In these transactions, the customer “swaps” a mortgage-related asset that it owns (typically a mortgage security) in exchange for a structured Fannie Mae MBS we issue. Our Capital Markets group earns transaction fees for creating structured Fannie Mae MBS for third parties. The process for issuing Fannie Mae MBS in a structured securitization is similar to the process involved in our lender swap securitizations. For more information about that process and how it differs from portfolio securitizations, see “Mortgage Securitizations—Lender Swaps and Portfolio Securitizations.”

For a description of single-class Fannie Mae MBS, see “Mortgage Securitizations—Single-Class and Multi-Class Fannie Mae MBS.”
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
Mortgage Asset Portfolio
Although our Capital Markets group’s business activities are focused on short-term financing and investing, revenue from our Capital Markets group is derived primarily from the difference, or spread, between the interest we earn on our mortgage and non-mortgage investments and the interest we incur on the debt we issue to fund these assets. Our Capital Markets revenues are primarily derived from our mortgage asset portfolio. Over time, we expect these revenues to decrease as the maximum allowable amount of mortgage assets we may own decreases each year to 85% of the amount we were permitted to own the previous year under our senior preferred stock purchase agreement with Treasury. See “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” for more information on the decreasing limits on the amount of mortgage assets we are permitted to hold.
We describe the interest rate risk management process employed by our Capital Markets group, including its key strategies in managing interest rate risk and key metrics used in measuring and evaluating our interest rate risk, in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.”
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
Our Capital Markets group’s investment and financing activities are affected by market conditions and the target rates of return that we expect to earn on the equity capital underlying our investments. Our investment activities also are subject to contractual limitations, including the provisions of the senior preferred stock purchase agreement with Treasury, capital requirements (although our regulator has announced that these are not binding on us during conservatorship) and other regulatory constraints, to the extent described below under “Conservatorship and Treasury Agreements” and “Our Charter and Regulation of Our Activities.”

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
The conservatorship has no specified termination date and there continues to be uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our company and business, as well as the adverse effects of the conservatorship on the rights of holders of our common stock, see “Risk Factors.”
Management of the Company during Conservatorship
Upon its appointment, the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator subsequently delegated specified authorities to our Board of Directors and delegated to management the authority to conduct our day-to-day operations. In connection with its delegation of authority, in November 2008 FHFA instructed the Board to consult with and obtain FHFA’s approval before taking action in certain specified areas. In November 2012, FHFA revised and replaced these instructions, increasing the number of matters that require conservator approval before we may take action. Management must consult with and obtain the written approval of the conservator before taking action in any of the areas specified in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.” The conservator retains the authority to amend or withdraw its delegations at any time.
Our directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors do not have any fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. In addition, the conservator directed the Board to consult with and obtain the approval of the conservator before taking action in specified areas, as described in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”
Because we are in conservatorship, our common shareholders currently do not have the ability to elect directors or to vote on other matters. The conservator eliminated common and preferred stock dividends (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship, and we are no longer managed with a strategy to maximize shareholder returns. For additional information about our business strategy and the goals of the conservatorship, see “Executive Summary—Our Business Objectives and Strategy” and “—Helping to Build a New Housing Finance System.”
Powers of the Conservator under the GSE Act
FHFA has broad powers when acting as our conservator. As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf. Further, FHFA may transfer or sell any of our assets or liabilities (subject to limitations and post-transfer notice provisions for transfers of certain types of financial contracts), without any approval, assignment of rights or consent of any party. The GSE Act provides, however, that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of April 2, 2013, FHFA has not exercised its power to transfer or sell our assets or liabilities. For more information on FHFA’s powers as conservator and the rules governing conservatorship and receivership operations for the GSEs, see “Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—Receivership.”
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
Treasury Agreements
On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement, which was subsequently amended on September 26, 2008, May 6, 2009, December 24, 2009 and August 17, 2012. Unless the context indicates otherwise, references in this report to the senior preferred stock purchase agreement refer to the agreement as amended through August 17, 2012. The terms of the senior preferred stock purchase agreement, senior preferred stock and the warrant discussed below will continue to apply to us even if we are released from the conservatorship. See “Risk Factors” for a description of the risks to our business relating to the Treasury agreements, as well as the adverse effects of the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.
August 2012 Amendment to Senior Preferred Stock Purchase Agreement with Treasury
The August 2012 amendment revised the terms of the senior preferred stock purchase agreement and the related senior preferred stock in the following ways:

•
Dividends. The method for calculating the amount of dividends we are required to pay Treasury on the senior preferred stock was changed, as described more fully below in “Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock.”

•	Periodic Commitment Fee. A periodic commitment fee provided for under the agreement was suspended, as long as the changes to the dividend payment provisions referenced above remain in effect.

•
Transfer-of-Assets Covenant. The transfer-of-assets covenant contained in the agreement was amended to allow the company to dispose of assets and properties at fair market value, in one transaction or a series of related transactions, without requiring the prior written consent of Treasury, if such assets have a fair market value individually or in the aggregate of less than $250 million, regardless of whether or not the transaction is in the ordinary course of business.

•
Mortgage Assets Covenant. The mortgage assets covenant contained in the agreement was amended to accelerate the reduction of our mortgage asset portfolio, decreasing our mortgage asset cap to $250 billion by 2018, rather than by 2022. Limits on the amount of mortgage assets we may own are described in “Covenants under Treasury Agreements—Mortgage Asset Limit.”

•
Annual Risk Management Plan Covenant. A new covenant was added requiring that we provide an annual risk management plan to Treasury not later than December 15 of each year we remain in conservatorship, as described more fully below. We submitted our risk management plan to Treasury in December 2012.

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

•
supporting the continued flow of mortgage credit by providing borrowers, market participants and taxpayers with additional confidence in the ability of the GSEs to meet their commitments while operating under conservatorship; and

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
In December 2009, the maximum amount of Treasury’s funding commitment to us under the senior preferred stock purchase agreement was increased pursuant to an amendment to the agreement. The amendment provided that the $200 billion maximum amount of the commitment from Treasury would increase as necessary to accommodate any net worth deficiencies attributable to periods during 2010, 2011 and 2012. The amendment further provided that to the extent we had a positive net worth as of December 31, 2012, the maximum amount of funding available to us after 2012 would depend on the size of that positive net worth relative to our cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, as follows:

•
If our positive net worth as of December 31, 2012 was less than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, then the amount of available funding would have been $124.8 billion less our positive net worth as of December 31, 2012.

•
If our positive net worth as of December 31, 2012 was greater than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, then the amount of available funding would have been $124.8 billion less the cumulative draws attributable to periods during 2010, 2011 and 2012.

Because our $7.2 billion positive net worth as of December 31, 2012 was less than our $40.9 billion in cumulative draws attributable to periods during 2010, 2011 and 2012, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion.
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
We were scheduled to begin paying a quarterly commitment fee to Treasury under the senior preferred stock purchase agreement on March 31, 2011; however, Treasury waived the quarterly commitment fee for each quarter of 2012 and 2011. Effective January 1, 2013, the periodic commitment fee provided for under the agreement was suspended, as long as the changes to the dividend payment provisions added to the senior preferred stock purchase agreement in August 2012 remain in effect.
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
Senior Preferred Stock
Pursuant to the senior preferred stock purchase agreement, we issued one million shares of senior preferred stock to Treasury on September 8, 2008 with an aggregate initial liquidation preference of $1.0 billion. The stock’s liquidation preference is subject to adjustment. For any dividend period for which dividends are payable, to the extent that dividends are not paid in cash they will accrue and be added to the liquidation preference. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement and any quarterly commitment fees that are either not paid in cash to Treasury or not waived by Treasury will be added to the liquidation preference. Accordingly, the aggregate liquidation preference of the senior preferred stock was $117.1 billion as of December 31, 2012.
Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends. Beginning in 2013, the method for calculating the amount of dividends for each quarter was changed from an annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock to an amount determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount will be $3.0 billion during 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. As a result of these dividend payment provisions, when we have quarterly earnings that result in a net worth greater than the applicable capital reserve amount, we will pay dividends to Treasury in the next quarter; but if our net worth does not exceed the applicable capital reserve amount as of the end of a quarter, then we will not be required to accrue or pay any dividends in the next quarter. See “Risk Factors” for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock.
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
Covenants under Treasury Agreements
The senior preferred stock purchase agreement and warrant contain covenants that significantly restrict our business activities and require the prior written consent of Treasury before we can take certain actions. These covenants prohibit us from taking a number of actions, including:

•	paying dividends or other distributions on or repurchasing our equity securities (other than the senior preferred stock or warrant);

•	issuing additional equity securities (except in limited instances);

•
selling, transferring, leasing or otherwise disposing of any assets, except for dispositions for fair market value in limited circumstances including if the transaction is in the ordinary course of business and consistent with past practice or in one transaction or a series of related transactions if the assets have a fair market value individually or in the aggregate of less than $250 million;

•	issuing subordinated debt; and

•
entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements for any of our executive officers (as defined by rules of the Securities and Exchange Commission (the “SEC”)) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

We also are subject to limits, which are described below, on the amount of mortgage assets that we may own and the total amount of our indebtedness. As a result, we can no longer obtain additional equity financing (other than pursuant to the senior preferred stock purchase agreement) and we are limited in the amount and type of debt financing we may obtain.

•
Mortgage Asset Limit. We are restricted in the amount of mortgage assets that we may own. The maximum allowable amount was reduced to $650 billion on December 31, 2012. In the absence of the August 2012 amendment to the senior preferred stock purchase agreement, the amount would have been reduced to $656.1 billion. Based on the senior preferred stock purchase agreement’s definition of mortgage asset, our mortgage assets on December 31, 2012 were $633.1 billion. On each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year (rather than 90% as provided by the agreement prior to its August 2012 amendment), until the amount of our mortgage assets reaches $250 billion. Accordingly, the maximum allowable amount of mortgage assets we may own on December 31, 2013 is $552.5 billion. For purposes of the agreement, the definition of mortgage asset is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. We disclose the amount of our mortgage assets on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our Web site and announced in a press release.

•
Debt Limit. We are subject to a limit on the amount of our indebtedness. Our debt limit in 2012 was $874.8 billion and in 2013 is $780.0 billion. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. The definition of indebtedness for purposes of our debt cap is based on the par value of each applicable loan and does not reflect the impact of consolidation of variable interest entities. Under this definition, our indebtedness as of December 31, 2012 was $621.8 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our Web site and announced in a press release.

Annual Risk Management Plan Covenant. We are required to provide an annual risk management plan to Treasury not later than December 15 of each year we remain in conservatorship, beginning in 2012. Each annual risk management plan is required to set out our strategy for reducing our risk profile and to describe the actions we will take to reduce the financial and operational risk associated with each of our business segments. Each plan delivered after the first plan must include an assessment of our performance against the planned actions described in the prior year’s plan.

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
In February 2011, the Administration released a white paper on the future of housing finance reform. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions.
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
In early 2012, Treasury Secretary Geithner stated that the Administration intended to release new details around approaches to housing finance reform, including a transition plan for Fannie Mae and Freddie Mac, and to work with congressional leaders to explore options for legislation. As of the date of this filing, no further details have been released.
Also in early 2012, the Acting Director of FHFA provided a strategic plan for Fannie Mae and Freddie Mac’s conservatorships. On March 4, 2013, the Acting Director of FHFA released the 2013 Conservatorship Scorecard for Fannie Mae and Freddie Mac, which details specific priorities that build upon the goals in the strategic plan. At that time, FHFA announced that, to further the goal of building a common securitization platform that would be able to function like a market utility, a new business entity will be established by Fannie Mae and Freddie Mac that will be separate from the two companies. The new business entity will be designed to operate as a replacement for some of Fannie Mae and Freddie Mac’s legacy infrastructure. The scorecard also established priorities relating to the goal that we contract our dominant presence in the marketplace. In support of this goal, FHFA set as goals that we (1) demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $30 billion of unpaid principal balances in 2013 and (2) reduce the unpaid principal balance of new multifamily business relative to 2012 by at least 10% by tightening underwriting, adjusting pricing and limiting product offerings, while not increasing the proportion of our retained risk.
During the last congressional session, several bills were introduced in the House of Representatives and the Senate to reform the housing finance system. These bills would have placed the GSEs into receivership after a period of time and either granted federal charters to new entities to engage in activities similar to those currently engaged in by the GSEs or left secondary mortgage market activities to entities in the private sector.
In addition, numerous bills were referred to the Committee on Financial Services of the House of Representatives on discrete topics related to the activities and operations of the enterprises. Of these bills, only legislation that would have placed GSE employees on a government pay scale was approved by the full Committee.
Congress passed two bills that were signed into law relating to GSE operations or activities. These bills increased the guaranty fees of the GSEs in order to offset the cost of a two month extension of the payroll tax cut in 2012 and prohibited the payment of bonuses to senior executives at the GSEs during conservatorship. In addition, the House, but not the Senate, passed legislation that would have placed GSE obligations on the federal budget and made them subject to the debt ceiling, as well as required receipts and disbursements of the GSEs to be counted in the federal budget. For legislation to be considered in the congressional session that convened in January 2013 and runs through 2014, the legislation must be reintroduced and begin the legislation process again.

We expect Congress to continue consideration of housing finance reform in the current congressional session, including hearings on GSE reform and the consideration of legislation that may alter the housing finance reform system or the activities or operations of the GSEs.
In sum, there continues to be uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. See “Risk Factors” for discussions of the risks to our business relating to the uncertain future of our company and of how the uncertain future of our company may adversely affect our ability to retain and recruit well-qualified employees, including senior management.
Financial Regulatory Reform Legislation: The Dodd-Frank Act
The Dodd-Frank Act is significantly changing the regulation of the financial services industry, resulting in new standards related to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. The Dodd-Frank Act has affected and will continue to directly affect our business through new and expanded regulatory oversight and standards that apply or will apply to us. We may also be affected by provisions of the Dodd-Frank Act and implementing regulations that impact the activities of our customers and counterparties in the financial services industry. Extensive regulatory guidance is still needed to implement and clarify many of the provisions of the Dodd-Frank Act and regulators have not completed many of the required administrative processes, which has created uncertainty for industry participants in some areas. It is therefore difficult to assess fully the impact of this legislation on our business and industry at this time. We discuss the potential risks to our business resulting from the Dodd-Frank Act in “Risk Factors.” Below we summarize some key provisions of the legislation, as well as some rules that have been proposed by various government agencies to implement provisions of the Dodd-Frank Act. We are currently evaluating these proposed rules and how they may impact our business and the housing finance industry.
Enhanced supervision and prudential standards. The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), chaired by the Secretary of the Treasury, to ensure that all financial companies whose failure could pose a threat to the financial stability of the United States—not just banks—will be subject to strong oversight. Under the Dodd-Frank Act, the FSOC is responsible for designating systemically important nonbank financial companies, while the Federal Reserve is responsible for establishing stricter prudential standards that will apply to certain bank holding companies and to FSOC-designated systemically important nonbank financial companies. The Federal Reserve must establish standards related to risk-based capital, leverage limits, liquidity, credit concentrations, resolution plans, reporting credit exposures and other risk management measures. On December 20, 2011, the Board of Governors of the Federal Reserve System issued proposed rules addressing a number of these enhanced prudential standards. The Federal Reserve may also impose other standards related to contingent capital, enhanced public disclosure, short-term debt limits and other requirements as appropriate.
In April 2012, the FSOC adopted a three-step analysis process to determine whether a non-bank financial institution should be designated as a systemically important financial institution and thereby subject to Federal Reserve supervision. The process includes an opportunity for a company that could be designated as a systemically important financial institution to submit written materials to the FSOC related to its potential designation. In making its determinations, factors the FSOC may consider include: company size, leverage, interconnectedness, liquidity risk, maturity mismatch, importance to the economic system and the extent to which a company is already regulated.
Depending on the scope and final form of the Federal Reserve’s enhanced standards, and the extent to which they apply to us if we are designated by the FSOC as a systemically important nonbank financial company, or to our customers and other counterparties, their adoption and application could increase our costs, pose operational challenges and adversely affect demand for Fannie Mae debt and MBS. We have not received any notification of possible designation as a systemically important financial institution.
In addition to changes that directly result from the Dodd-Frank Act, the capital and liquidity regimes for the banking industry are also undergoing changes as a result of actions by international bank regulators. The Basel Committee on Banking Supervision issued a set of revisions (known as Basel III) to the international capital requirements in December 2010. Whereas the existing Basel II standards revised the risk-weighting process for assets, Basel III, which complements Basel II, generally narrowed the definition of capital that can be used to meet risk-based standards and raised the amount of capital that must be held. Basel III also introduced international liquidity requirements for the first time. The international Basel standards require adoption by the domestic bank regulatory authorities before they become operative in the United States. Typically U.S. bank regulatory authorities adopt Basel standards with adjustments that take into account U.S. banking law and other relevant considerations.

Minimum Capital and Margin Requirements; Swap Transactions. The Commodity Futures Trading Commission (the “CFTC”) and the SEC issued a joint final rule in May 2012 that, among other items, established the definitions of “swap dealer,” “security-based swap dealer,” “major swap participant” and “major security-based swap participant” under the Dodd-Frank Act. Institutions that meet one of these definitions are required to register with either the CFTC or the SEC, as applicable, and are subject to significant additional regulations. In addition, in August 2012, the CFTC and SEC issued a joint final rule that, among other items, defines “swap” and “security-based swap.”
We have reviewed these rules and determined that we are not a swap dealer, security-based swap dealer, major swap participant or major security-based swap participant for purposes of the Dodd-Frank Act. Accordingly, we do not need to register with the CFTC or the SEC. Nevertheless, because we are a user of interest rate swaps, the Dodd-Frank Act requires us, among other items, to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), FHFA, the Farm Credit Administration and the Office of the Comptroller of the Currency have proposed rules under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. These proposed rules would require that, for all trades that have not been submitted to a derivatives clearing organization, we collect from and provide to our counterparties collateral in excess of the amounts we have historically collected or provided.
Ability to Repay. The Dodd-Frank Act requires creditors to determine that borrowers have a “reasonable ability to repay” mortgage loans prior to making such loans. On January 10, 2013, the Consumer Financial Protection Bureau (the “CFPB”) issued a final rule pursuant to the Dodd-Frank Act that, among others things, requires creditors to determine a borrower’s “ability to repay” a mortgage loan under Regulation Z, which implements the Truth in Lending Act. If a creditor fails to comply, a borrower may be able to offset amounts owed in a foreclosure proceeding or recoup monetary damages. The rule offers several options for complying with the ability to repay requirement, including making loans that meet certain terms and characteristics (so-called “qualified mortgages”), which may provide creditors with special protection from liability. While Fannie Mae and Freddie Mac remain in conservatorship or, if earlier, until January 10, 2021, a loan will generally be a qualified mortgage under the rule if, among other things, (1) the points and fees paid in connection with the loan do not exceed 3% of the total loan amount, (2) the loan term does not exceed 30 years, (3) the loan is fully amortizing with no negative amortization, interest-only or balloon features and (4) the loan conforms to the standards set forth in Fannie Mae’s or Freddie Mac’s single-family selling guides or is determined to be eligible for purchase by Fannie Mae’s or Freddie Mac’s automated underwriting system. There are comparable provisions for loans insured or guaranteed by FHA, the VA or the Department of Agriculture. A loan that is not eligible for sale to a GSE pursuant to its selling guide or automated underwriting system can still be a qualified mortgage if it meets the other criteria listed above, the debt-to-income ratio on the loan does not exceed 43% using the maximum interest rate applicable in the first five years of the loan, taking into account all-mortgage related obligations, and the borrower’s income and assets are verified in accordance with the method prescribed in the rule. The rule is scheduled to become effective January 10, 2014. However, there is some uncertainty regarding the timing and final provisions of the rule as a result of legal challenges to the appointment of the CFPB’s director. We are currently evaluating the potential impact of the rule and the uncertainty surrounding its adoption on our business.
Risk Retention. The Dodd-Frank Act requires financial regulators to jointly prescribe regulations requiring securitizers and/or originators to maintain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. On March 29, 2011, the Office of the Comptroller of the Currency, the Federal Reserve System, the FDIC, the SEC, FHFA and HUD issued a joint proposed rule implementing these risk retention requirements. Under the proposed rule, securitizers would be required to retain at least 5% of the credit risk with respect to the assets they securitize. The proposed rule offers several options for compliance by parties with assets to securitize, one of which is to have either Fannie Mae or Freddie Mac securitize the assets. As long as Fannie Mae or Freddie Mac (1) fully guarantees the assets, thereby taking on 100% of their credit risk, and (2) is in conservatorship or receivership at the time the assets are securitized, no further retention of credit risk is required. Certain mortgage loans meeting the definition of a “Qualified Residential Mortgage” are exempt from the requirements of the rule. Only mortgage loans that are first-lien mortgages on primary residences with loan-to-value ratios not exceeding 80% (75% for refinancings and 70% for cash-out refinancings) and that meet certain other underwriting requirements, would meet the definition of “Qualified Residential Mortgage” under the proposal.
Changes to Our Single-Family Guaranty Fee Pricing and Revenue
At the direction of FHFA, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. This fee increase was required by the TCCA and helps offset the cost of a two-month extension of the payroll tax cut from January 1, 2012 through February 29, 2012. FHFA and Treasury have advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. As of December 31, 2012, we paid $104 million to Treasury for our obligations through September 30, 2012 under the TCCA.
In August 2012, FHFA directed us and Freddie Mac to increase our single-family guaranty fee prices by an average of 10 basis points. This increase was effective on November 1, 2012 for whole loan commitments and on December 1, 2012 for loans exchanged for Fannie Mae MBS. These changes to guaranty fee pricing represent a step toward encouraging greater participation in the mortgage market by private firms, which is one of the goals set forth in FHFA’s strategic plan for Fannie Mae’s and Freddie Mac’s conservatorships. This increase also reduced the cross subsidy that existed between certain higher-risk and lower-risk mortgage types by increasing guaranty fees on loans with maturities longer than 15 years by more than guaranty fees were increased on shorter-maturity loans.
In addition to the fee increase described above, in September 2012, FHFA published a notice presenting an approach to adjust the guaranty fees that we and Freddie Mac charge on single-family mortgages in states where costs related to foreclosure practices are significantly higher than the national average. The approach outlined in FHFA’s notice would be to charge a one-time upfront payment of between 15 and 30 basis points on each loan acquired in the following five states that have significantly higher default-related costs than the national average: Connecticut, Florida, Illinois, New Jersey and New York. FHFA’s notice requests public input on this approach and potential future approaches to setting and adjusting state-level guaranty fees. FHFA is currently in the process of evaluating comment letters received from the public and has not made a final determination on this rule.
We expect our future guaranty fees will incorporate private sector pricing considerations such as pricing indicative of higher required minimum capital levels, and more significant pricing differentiation between higher-risk and lower-risk loans. These changes would be in addition to the other increases discussed above, although we do not know the timing, form or extent of all of these changes.
New Servicer Requirements for Default-Related Legal Services In Lieu of Retained Attorney Network
In November 2012, we announced new servicer requirements with respect to default-related legal services for our loans. These new requirements were developed in conjunction with FHFA and Freddie Mac, through FHFA’s Servicing Alignment Initiative, in response to FHFA’s October 2011 directive to phase out the practice of requiring mortgage servicers to use our network of retained attorneys to perform default- and foreclosure-related legal services for our loans. The new requirements become effective for our mortgage servicers in June 2013. During the transitional period, servicers will continue to be directly responsible for managing the foreclosure process and monitoring network firm performance in accordance with our current requirements and contractual arrangements.
Principal Forgiveness
In July 2012, the Acting Director of FHFA announced FHFA’s decision not to direct Fannie Mae and Freddie Mac to participate in the Principal Reduction Alternative feature of Treasury’s Home Affordable Modification Program (“HAMP”). Based on its analysis, FHFA concluded that the economic benefit of participating in that program does not outweigh the costs and risks.
FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans
On April 9, 2012, FHFA issued an Advisory Bulletin, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention,” which was effective upon issuance and is applicable to Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The Advisory Bulletin establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures. The Advisory Bulletin indicates that this guidance considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000.
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
The accounting methods outlined in FHFA’s Advisory Bulletin are different from our current methods of accounting for single-family loans that are 180 days or more delinquent. As described in “Risk Factors,” we believe that implementation of these changes in our accounting methods present significant operational challenges for us. We have agreed with FHFA that (1) effective January 1, 2014, we will implement the Advisory Bulletin’s requirements related to classification, and

(2) effective January 1, 2015, we will implement an updated accounting policy related to charging-off delinquent loans. We are currently assessing the impact of implementing these accounting changes on our future financial results.
For information on additional regulatory matters affecting us, refer to “Our Charter and Regulation of Our Activities.” For a discussion of risks relating to legislative and regulatory matters, see “Risk Factors.”

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

The national conforming loan limit for mortgages that finance one-family residences is $417,000 in 2013, as it was in 2010 through 2012, with higher limits for mortgages secured by two- to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). Higher loan limits also apply in high-cost areas (counties or county-equivalent areas) that are designated by FHFA annually. Our charter sets permanent loan limits for high-cost areas up to 150% of the national loan limit ($625,500 for a one-family residence; higher for two- to four-family residences and in the four statutorily-designated states and territories).
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

•
Exemption from Specified Taxes. Fannie Mae is exempt from taxation by states, territories, counties, municipalities and local taxing authorities, except for taxation by those authorities on our real property. We are not exempt from the payment of federal corporate income taxes.

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

The rule also provides that FHFA, as conservator, will not pay securities litigation claims against us during conservatorship, unless the Director of FHFA determines it is in the interest of the conservatorship. An action, which was brought by the Ohio Public Employees Retirement System and the State Teachers Retirement System of Ohio, is currently pending in the U.S. District Court for the District of Columbia against FHFA and FHFA’s Acting Director challenging the rule’s provisions regarding nonpayment of securities litigation claims.
Prudential Management and Operational Standards. As required by the GSE Act, in June 2012, FHFA published a final rule establishing prudential standards relating to the management and operations of Fannie Mae, Freddie Mac and the FHLBs in the following ten areas: (1) internal controls and information systems; (2) independence and adequacy of internal audit systems; (3) management of market risk exposure; (4) management of market risk—measurement systems, risk limits, stress testing, and monitoring and reporting; (5) adequacy and maintenance of liquidity and reserves; (6) management of asset and investment portfolio growth; (7) investments and acquisitions of assets; (8) overall risk management processes; (9) management of credit and counterparty risk; and (10) maintenance of adequate records. These standards were established as guidelines, which the Director of FHFA may modify, revoke or add to at any time by order or notice. The rule also specifies actions FHFA may take if a regulated entity fails to meet one or more of the standards or fails to comply with the rule, such as requiring the entity to submit a corrective plan or increasing its capital requirements.
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
Executive Compensation. The Charter Act provides that the company has the power to pay compensation to our executives that the Board of Directors determines is reasonable and comparable with the compensation of executives performing similar duties in similar businesses, except that a significant portion of potential compensation must be based on our performance. Further, the GSE Act directs FHFA to prohibit us from providing unreasonable or non-comparable compensation to our executive officers. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the officer during such review. FHFA is also authorized to prohibit or limit certain golden parachute and indemnification payments to directors, officers and certain other parties. FHFA has issued rules relating to golden parachute payments, setting forth factors to be considered by the Director of FHFA in acting upon his authority to limit such payments.
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
Bank Capital, Liquidity and Other Supervisory Standards. In the wake of the financial crisis and as a result of the Dodd-Frank Act and of actions by international bank regulators, the capital, liquidity and other risk regimes for the banking industry are undergoing major changes, as we discuss above in “Legislative and Regulatory Developments—Financial Regulatory Reform Legislation: The Dodd-Frank Act—Enhanced supervision and prudential standards.” Although the GSEs are not currently subject to bank capital, liquidity and other requirements, any revised framework for GSE standards may be based on bank requirements, particularly if the GSEs are deemed to be systemically important financial companies subject to Federal Reserve oversight.
Housing Goals and Duty to Serve Underserved Markets
Since 1993, we have been subject to housing goals. The structure of our housing goals changed in 2010 as a result of the 2008 Reform Act. The 2008 Reform Act also created a new duty for us to serve three underserved markets, which we discuss below.
Housing Goals
On November 13, 2012, FHFA published a final rule establishing the following single-family home purchase and refinance housing goal benchmarks for 2012 to 2014 for Fannie Mae and Freddie Mac. A home purchase mortgage may be counted toward more than one home purchase benchmark.

•
Low-Income Families Home Purchase Benchmark: At least 23% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to low-income families (defined as income equal to or less than 80% of area median income).

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

•
Low-Income Areas Home Purchase Subgoal Benchmark: At least 11% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to families in low-income census tracts or to moderate-income families in high-minority census tracts.

•	Low-Income Families Refinancing Benchmark: At least 20% of our acquisitions of single-family owner-occupied refinance mortgage loans must be affordable to low-income families.
Private-label mortgage-related securities, second liens and single-family government loans do not count towards our housing goals. In addition, only permanent modifications of mortgages under HAMP completed during the year count towards our housing goals; trial modifications will not be counted. Moreover, these modifications count only towards our single-family low-income families refinance goal, not any of the home purchase goals. Refinancings under HARP also count toward our single-family low-income families refinancing goal.
If we do not meet these benchmarks, we may still meet our goals. Our single-family housing goals performance is measured against benchmarks and against goals-qualifying originations in the primary mortgage market after the release of data reported under the Home Mortgage Disclosure Act (“HMDA”). HMDA data are typically released each year in the fall. We will be in compliance with the housing goals if we meet either the benchmarks or market share measures.
To meet FHFA’s housing goals, our multifamily mortgage acquisitions must finance a certain number of units affordable to low-income families and a certain number of units affordable to very low-income families. The specific requirements for each year are set forth in Table 6 below. There is no market-based alternative measurement for the multifamily goals.
Table 6: Multifamily Housing Goals for 2012 to 2014

	Goals for
	2012	2013	2014
	(in units)
Affordable to low-income families	285,000	265,000	250,000
Affordable to very low-income families	80,000	70,000	60,000
In adopting the rule in 2010 establishing the structure of our housing goals, FHFA indicated “FHFA does not intend for [Fannie Mae] to undertake uneconomic or high-risk activities in support of the [housing] goals. However, the fact that [Fannie Mae is] in conservatorship should not be a justification for withdrawing support from these market segments.” If our efforts to meet our goals prove to be insufficient, FHFA determines whether the goals were feasible. If FHFA finds that our goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The housing plan must describe the actions we would take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. See “Risk Factors” for a description of how we may be unable to meet our housing goals and how actions we may take to meet these goals and other regulatory requirements could adversely affect our business, results of operations and financial condition.
The following table presents our performance against our single-family housing benchmarks and market share measures, as well as our multifamily housing goals, for 2011 and 2010, as validated by FHFA. Our 2012 performance results have not yet been validated by FHFA.
Table 7: Housing Goals Performance

	2011			2010
	Result	Bench-mark	Single-Family Market Level	Result	Bench-mark	Single-Family Market Level
Single-family housing goals:(1)
Low-income families home purchases	25.82%	27%	26.5%	25.13%	27%	27.2%
Very low-income families home purchases	7.59	8	8.0	7.24	8	8.1
Low-income areas home purchases	22.35	24	22.0	24.05	24	24.0
Low-income and high-minority areas home purchases	11.62	13	11.4	12.37	13	12.1
Low-income families refinancing	23.05	21	21.5	20.90	21	20.2

	2011		2010
	Result(1)	Goal	Result	Goal
	(in units)
Multifamily housing goals:
Affordable to families with income no higher than 80% of area median income	301,224	177,750	214,997	177,750
Affordable to families with income no higher than 50% of area median income	84,244	42,750	53,908	42,750

__________

(1)	Our single-family results and benchmarks are expressed as a percentage of the total number of eligible mortgages acquired during the period.
We believe we met all of our single-family benchmarks for 2012, as well as our 2012 multifamily goals. We have reported this information to FHFA as well as to the Financial Services Committee of the House of Representatives and the Committee on Banking, Housing and Urban Affairs of the Senate, as part of our 2012 Annual Housing Activities Report and Annual Mortgage Report that is required under the Charter Act. FHFA will issue a final determination on our 2012 housing goals performance after the release of data reported under HMDA later this year.
For 2011, FHFA determined that we met our single-family low-income areas home purchase goals and our single-family refinance goal, as well as our 2011 multifamily goals. FHFA determined that we did not meet our single-family low-income home purchase goal or our single-family very low-income home purchase goal. Although FHFA determined that we did not meet these two goals and that their achievement was feasible, FHFA is not requiring us to submit a housing plan. FHFA stated that a housing plan is not required because the two goals were missed by a very small amount and because of our continued operation under conservatorship.
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

In June 2010, FHFA published a proposed rule to implement our duty to serve. Under the proposed rule, we would be required to submit an underserved markets plan establishing benchmarks and objectives against which FHFA would evaluate and rate our performance. A final rule has not been issued.
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
We have a diversified funding base of domestic and international investors. Purchasers of our Fannie Mae MBS and debt securities include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, corporations, state and local governments and other municipal authorities.
During 2012, approximately 1,100 lenders delivered single-family mortgage loans to us, either for securitization or for purchase. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2012, our top five lender customers, in the aggregate, accounted for approximately 46% of our single-family business volume, down from approximately 60% in 2011. Wells Fargo Bank, N.A., together with its affiliates, was the only customer that accounted for more than 10% of our single-family business volume in 2012, with approximately 23%.
A number of factors impacted our customers in 2012 and affected the volume of business and mix of customers with whom we and our competitors do business. We obtained fewer single-family loans from large mortgage lenders in 2012 than in prior years as a result of (1) exits from correspondent or broker lending by several large lenders who are focusing instead on lending through their retail channels, and (2) a number of large mortgage lenders having gone out of business since 2006. At the same time, we sought and continue to seek to provide liquidity to a broader, more diverse set of mortgage lenders. Doing more business with a more diverse set of mortgage lenders has lowered to a degree the significant exposure concentration we have built up with a few large institutions. However, the potentially lesser financial strength and operational capacity of many of these smaller sellers/servicers may negatively affect their ability to service the loans on our behalf or to satisfy their repurchase or compensatory fee obligations. The decrease in the concentration of our business with large institutions could increase both our institutional counterparty credit risk and our mortgage credit risk and, as a result, could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
See “Risk Factors” for a discussion of risks relating to our institutional counterparties, changes in the mortgage industry and our acquisition of a significant portion of our mortgage loans from several large mortgage lenders.

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
One of FHFA’s strategic goals for our conservatorship involves gradually contracting our dominant presence in the marketplace. Despite this goal, our market share remains large and even increased in 2012 as we have continued to meet the needs of the single-family mortgage market in the absence of substantial private capital. We remained the largest single issuer of mortgage-related securities in the secondary market in 2012. During 2012, our primary competitors for the issuance of mortgage-related securities were Ginnie Mae and Freddie Mac. We currently estimate that our single-family market share was 43% in 2012, compared with 37% in 2011. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Because our estimate of mortgage originations in prior periods is subject to change as additional data become available, these market share estimates may change in the future, perhaps materially.
We compete to acquire mortgage assets in the secondary market. We also compete for the issuance of mortgage-related securities to investors. Competition in these areas is affected by many factors, including the number of residential mortgage loans offered for sale in the secondary market by loan originators and other market participants, the nature of the residential mortgage loans offered for sale (for example, whether the loans represent refinancings), the current demand for mortgage assets from mortgage investors, the interest rate risk investors are willing to assume and the yields they will require as a result, and the credit risk and prices associated with available mortgage investments.
Competition to acquire mortgage assets is significantly affected by pricing and eligibility standards. We compete with Freddie Mac and, especially for loans with higher LTV ratios to finance home purchases, with FHA. We expect our guaranty fees may increase in coming years, which would likely affect our competitive environment. See “Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for more information about our loan limits, and “Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue,” for a discussion of anticipated pricing increases.
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

EMPLOYEES
As of February 28, 2013, we employed approximately 7,200 personnel, including full-time and part-time employees, term employees and employees on leave.

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our Web site address is www.fanniemae.com. Materials that we file with the SEC are also available from the SEC’s Web site, www.sec.gov. You may also request copies of any filing from us, at no cost, by calling the Fannie Mae Fixed-Income Securities Helpline at 1-888-BOND-HLP (1-888-266-3457) or 1-202-752-7115 or by writing to Fannie Mae, Attention: Fixed-Income Securities, 3900 Wisconsin Avenue, NW, Area 2H-3N, Washington, DC 20016.
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
Among the forward-looking statements in this report are statements relating to:

•	Our expectation that our annual earnings will remain strong over the next few years;

•
Our expectation that improvements in the credit quality of our loan acquisitions since 2009 and increases in our charged guaranty fees on recently acquired loans will benefit our results for years to come, especially because these loans have relatively low interest rates, making them less likely to be refinanced;

•
Our expectation that the single-family loans we have acquired since the beginning of 2009, in the aggregate, will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them;

•
Our expectation that, as a result of increases in the charged guaranty fee and the larger volume of single-family loans we acquired in 2012, we will receive significantly more guaranty fee income on the single-family loans we acquired in 2012, over their lifetime, than on the single-family loans we acquired in 2011;

•
Our expectation that rising guaranty fee revenue we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will in a number of years become the primary source of our revenues;

•
Our expectation that, if current market conditions continue, revenues from guaranty fees will generally offset expected declines in the revenues we generate from the difference between the interest income earned on the assets in our mortgage portfolio and the interest expense associated with the debt funding of those assets;

•
Our expectation of high levels of period-to-period volatility in our results because our derivatives are recorded at fair value in our financial statements while some of the instruments they hedge are not recorded at fair value in our financial statements;

•	Our expectation that, as of the first quarter of 2013, we will no longer be in a three-year cumulative loss position;

•
Our belief that, although we have not completed the analysis, after considering all relevant factors, we may release the valuation allowance on our deferred tax assets as early as the first quarter of 2013;

•	Our expectation that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime;

•	Our expectation that the ultimate performance of all our loans will be affected by numerous factors, including changes in home prices, borrower behavior, public policy and other macroeconomic factors;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but not as high as the December 31, 2012 serious delinquency rates of loans in our legacy book of business;

•
Our belief that loans we acquire under HARP may not perform as well as the other loans we have acquired since the beginning of 2009, but they will perform better than the loans they replace because they should reduce the borrowers’ monthly payments and/or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate);

•
Our expectation that if interest rates remain low, we will continue to acquire a high volume of refinancings under HARP for the program’s duration or until there is no longer a large population of borrowers with high LTV loans who would benefit from refinancing;

•	Our expectation that we will acquire many refinancings with LTV ratios greater than 125% as a result of changes to HARP;

•	Our expectation that we will continue to accept deliveries through September 30, 2014 of HARP loans with application dates on or before December 31, 2013;

•	Our expectation that the number of our single-family loans in our legacy book of business that are seriously delinquent will remain well above pre-2008 levels for years;

•	Our expectation that it will take a significant amount of time before our REO inventory is reduced to pre-2008 levels;

•
Our belief that changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations;

•
Our expectation that single-family mortgage loan delinquency and severity rates will continue their downward trend, but that single-family delinquency, default and severity rates will remain high compared to pre-housing crisis levels;

•	Our expectation that certain local multifamily markets and rental properties will continue to exhibit weak fundamentals, despite multifamily sector improvement at the national level;

•
Our expectation that multifamily foreclosures in 2013 will remain generally commensurate with 2012 levels, although conditions may worsen if the unemployment rate increases on either a national or regional basis;

•
Our forecast that total originations in the U.S. single-family mortgage market in 2013 will decrease from 2012 levels by approximately 15% from an estimated $1.93 trillion to $1.65 trillion, and that the amount of originations in the U.S. single family mortgage market that are refinancings will decrease from an estimated $1.40 trillion in 2012 to $1.03 trillion in 2013;

•	Our expectation that home prices may increase on a national basis overall in 2013, if current market trends continue, although home price growth may not continue at 2012 rates;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•	Our expectation that our credit losses will remain high in 2013 relative to pre-housing crisis levels;

•	Our expectation that, to the extent the slow pace of foreclosures continue in 2013, our realization of some credit losses will be delayed;

•	Our expectation that the trends of improving home prices and declining single-family serious delinquency rates will continue;

•	Our belief that our total loss reserves peaked at $76.9 billion as of December 31, 2011;

•
Our expectation that our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or in default;

•
Our expectation that revenues generated from the difference between the interest income earned on the assets in our mortgage portfolio and the interest expense associated with the debt funding of those assets will decrease as we reduce the size of our mortgage portfolio;

•	Our expectation that any future increases in guaranty fees will likely only further increase our guaranty fee revenue;

•
Our expectation that in future periods our effective guaranty fee revenue will increase and our credit losses will decrease as a result of the higher credit quality of our new book of business, the decrease in our legacy book, and anticipated lower severity at the time of charge-off;

•	Our expectation that uncertainty regarding the future of our company will continue;

•	Our expectation that the unemployment rate will continue to decline gradually in 2013;

•	Our belief that there is a potential for over-supply in multifamily properties in some localized areas over the next 24 months;

•
Our expectation that the overall national rental market’s supply and demand will remain in balance over the longer term, based on expected construction completions, expected obsolescence, positive household formation trends and expected increases in the population of 20- to 34-year olds, which as a group rents multifamily housing at a higher rate than other groups;

•
Our expectation that Congress will continue consideration of housing finance reform in the current congressional session, including hearings on GSE reform, and the consideration of legislation that may alter the housing finance reform system or the activities or operations of the GSEs;

•
Our expectations that our future guaranty fees will incorporate private sector pricing considerations such as pricing indicative of higher required minimum capital levels, and more significant pricing differentiation between higher-risk and lower-risk loans, and that these changes would be in addition to the other increases;

•
Our expectation that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in a substantial change to our business structure, our operations, or that involve Fannie Mae’s liquidation or dissolution;

•	Our expectation that our strategic objectives and business activities will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives;

•
Our belief that implementing recent FHFA directives will increase our operational risk and could result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period;

•	Our belief that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding;

•	Our expectations regarding our credit ratings and their impact on us as set forth in “Risk Factors” and “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings”;

•	Our expectation that the slow pace of foreclosures will continue to negatively affect our foreclosure timelines, credit-related expenses and single-family serious delinquency rates;

•	Our expectation that our administrative expenses may increase in 2013 compared with 2012 as we continue to execute on our strategic goals;

•
Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

•	Our intention generally not to have other parties assume the credit risk inherent in our book of business;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our expectation that we may also use proceeds from our mortgage assets to pay our debt obligations;

•	Our belief that our liquidity contingency plan may be difficult or impossible to execute for a company of our size in our circumstances;

•	Our belief that we have limited credit exposure on government loans;

•
Our expectation that our acquisitions of Alt-A mortgage loans (which are limited to refinancings of existing Fannie Mae loans) will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•	Our expectation that the volume of our home retention solutions and foreclosure alternatives will remain high throughout 2013, as they did in 2012;

•	Our expectation that we may be unable to recover on all outstanding loan repurchase obligations resulting from sellers/servicers’ breaches of contractual obligations;

•
Our expectation that, with the implementation of our new representation and warranty framework, a greater proportion of repurchase requests may be issued on performing loans, as compared with our current repurchase requests, the substantial majority of which relate to loans that are either nonperforming or have been foreclosed upon;

•
Our belief, based on the stressed financial condition of our non-governmental financial guarantor counterparties, that all but one of these counterparties may not be able to fully meet their obligations to us in the future;

•	Our expectations regarding recoveries from lenders under risk sharing arrangements, and the possibility that we may require a lender to pledge collateral to secure its recourse obligations;

•	Our expectation that the Uniform Mortgage Servicing Dataset (UMSD) Foundation Template will be released to targeted stakeholders in the first half of 2013; and

•	Our expectation that a joint GSE plan for the design and build of a single securitization platform will be finalized in 2013.

Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; our future guaranty fee pricing; challenges we face in retaining and hiring qualified employees; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; further disruptions in the housing and credit markets; defaults by one or more institutional counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; guidance by the Financial Accounting Standards Board (“FASB”); operational control weaknesses; our reliance on models; the level and volatility of interest rates and credit spreads; changes in the structure and regulation of the financial services industry; natural or other disasters; and those factors described in “Risk Factors,” as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations.”
Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.
Item 1A. Risk Factors
Refer to “MD&A—Risk Management” for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
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
In 2011, Treasury and HUD released a report to Congress on ending the conservatorships of the GSEs and reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report also addresses three options for a reformed housing finance system. The report does not state whether or how the existing infrastructure or human capital of Fannie Mae may be used in the establishment of such a reformed system. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In his February 2012 letter to Congress, the Acting Director of FHFA wrote that, with “no near-term resolution [of Fannie Mae and Freddie Mac’s conservatorships] in sight, it is time to update and extend the goals and directions of the conservatorships.” He provided a strategic plan for Fannie Mae and Freddie Mac’s conservatorships that included, among its three strategic goals, gradually contracting Fannie Mae and Freddie Mac’s dominant presence in the marketplace while simplifying and shrinking our and Freddie Mac’s operations.
During the last congressional session, the Subcommittee on Capital Markets and Government Sponsored Enterprises of the House Financial Services Committee approved numerous bills that could have constrained the operations of the GSEs or altered the authority that FHFA or Treasury has over the enterprises. In addition, several bills were introduced in the House of Representatives and the Senate that would have placed the GSEs into receivership after a period of time and either granted federal charters to new entities to engage in activities similar to those currently engaged in by the GSEs or left secondary mortgage market activities to entities in the private sector.

We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in a substantial change to our business structure, our operations, or that involve Fannie Mae’s liquidation or dissolution. Congress may also consider legislation aimed at reducing our market share including, for example, significant changes to conforming loan limits that could reduce the number of loans available for us to acquire, which would affect the amount of guaranty fees we receive. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. See “Business—Legislative and Regulatory Developments—GSE Reform” for more information about the Treasury report and Congressional proposals regarding reform of the GSEs.
Our dividend obligations on Treasury’s investment result in our retaining a limited and decreasing amount of our earnings each year until 2018. Beginning in 2018, we will no longer retain any of our earnings.
In compliance with our dividend obligation to Treasury, we will retain only a limited amount of our future earnings, and we will pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $3.0 billion for each quarter of 2013 and decreases by $600 million annually until it reaches zero in 2018. Accordingly, our dividend obligations will result in our retaining a limited and decreasing amount of our earnings each year until 2018. Beginning in 2018, we will no longer retain any of our earnings, as the entire amount of our net worth will be paid to Treasury as dividends on the senior preferred stock.
Because we are permitted to retain only a limited and decreasing amount of capital reserves through 2017, we may not have sufficient reserves to avoid a net worth deficit if we experience a comprehensive loss in a future quarter. In addition, beginning in 2018, we are not permitted to retain any capital reserves against losses in subsequent quarters; therefore, if we have a comprehensive loss for a quarter we will also have a net worth deficit for that quarter. For any quarter for which we have a net worth deficit, we will be required to draw funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership.
Our regulator is authorized or required to place us into receivership under specified conditions, which would result in the liquidation of our assets. Amounts recovered from the liquidation may not be sufficient to repay the liquidation preference of any series of our preferred stock or to provide any proceeds to common shareholders.
FHFA has an obligation to place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations for a period of 60 days after the filing deadline for our Form 10-K or Form 10-Q with the SEC. Although Treasury committed to providing us funds in accordance with the terms of the senior preferred stock purchase agreement, if we need funding from Treasury to avoid triggering FHFA’s obligation, Treasury may not provide these funds to us within the required 60 days if it has exhausted its borrowing authority, if there is a government shutdown or if we need more funds than remain available to us under the agreement. As of December 31, 2012, $117.6 billion remained available to us under the senior preferred stock purchase agreement. In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the former Director of FHFA placed us into conservatorship.
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
In the event of a liquidation of our assets, only after payment of the administrative expenses of the receiver and the immediately preceding conservator, the secured and unsecured claims against the company (including repaying all outstanding debt obligations), and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. In light of the amended dividend requirements under the senior preferred stock purchase agreement, there may not be sufficient proceeds to make any distribution to holders of our preferred stock or common stock, other than to Treasury as a holder of our senior preferred stock.

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
Actions taken by Congress, FHFA and Treasury to date, or that may be taken by them or other government agencies in the future, may have an adverse effect on the retention and recruitment of senior executives, management and other employees. We are subject to significant restrictions on the amount and type of compensation we may pay our executives and other employees under conservatorship. For example, in April 2012, the Stop Trading on Congressional Knowledge Act (the “STOCK Act”) was enacted, which includes a provision that prohibits senior executives at Fannie Mae and Freddie Mac from receiving bonuses during any period of conservatorship on or after the date of enactment of the law. In addition, we are unable to offer equity-based compensation.
The compensation we pay our senior executives is significantly less than executives’ compensation at many comparable companies. As discussed more fully in “Executive Compensation—Compensation Discussion and Analysis—Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” total target direct compensation for 2012 under our 2012 executive compensation program for each of our executives identified as a named executive was more than 30% below the market median for comparable firms and, in the case of our Chief Executive Officer, was more than 70% below the market median.
Congress has considered other legislation that would alter the compensation for Fannie Mae and Freddie Mac employees. In 2011, the Financial Services Committee of the House of Representatives approved a bill that would put our employees on a federal government pay scale. Although this legislation was not passed by the House or the Senate in the last congressional session, if similar legislation were to become law, our employees could experience a sudden and sharp decrease in compensation. The Acting Director of FHFA stated on November 15, 2011 that this “would certainly risk a substantial exodus of talent, the best leaving first in many instances. [Fannie Mae and Freddie Mac] likely would suffer a rapidly growing vacancy list and replacements with lesser skills and no experience in their specific jobs. A significant increase in safety and soundness risks and in costly operational failures would, in my opinion, be highly likely.” The Acting Director observed, “Should the risks I fear materialize, FHFA might well be forced to limit [Fannie Mae and Freddie Mac’s] business activities. . . . Some of the business [Fannie Mae and Freddie Mac] would be unable to undertake might simply not occur, with potential disruption in housing markets and the economy.”
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
The conservator has determined that, while we are in conservatorship, we will be limited to continuing our existing core business activities and taking actions to advance the goals of the conservatorship. We are devoting significant resources to

FHFA’s strategic goals relating to building a new housing finance system for the future. FHFA’s strategic goals include contracting our operations and reducing our role in the secondary mortgage market. In view of FHFA’s strategic goals, we expect that our strategic objectives and business activities will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives. Accordingly, our strategic and operational focus going forward may not be consistent with the investment objectives of our investors. In addition, we may be directed to engage in activities that are operationally difficult, costly to implement or unprofitable. For example, if FHFA or Treasury directed us to reduce the amount of mortgage assets we hold at a substantially faster pace than we currently anticipate, we may be required to dispose of our assets at unfavorable prices.
The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. For example, in November 2009, Treasury withheld its consent under these covenants to our proposed transfer of interests in low-income housing tax credit (“LIHTC”) investments, eliminating our ability to transfer the assets for value and resulting in our recognizing a $5 billion loss with respect to these investments in that quarter. Pursuant to the senior preferred stock purchase agreement, the maximum allowable amount of mortgage assets we are permitted to own was reduced to $650 billion on December 31, 2012, and on each December 31 thereafter, our mortgage assets may not exceed 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year until the amount of our mortgage assets reaches $250 billion. This limit on the amount of mortgage assets we are permitted to hold could constrain the amount of delinquent loans we purchase from single-family MBS trusts, which could increase our costs.
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
We may incur additional credit-related expenses, particularly in light of the poor credit performance of loans we acquired prior to 2009.
Some of the mortgage loans we acquired prior to 2009 have performed poorly, which increased our credit losses and credit-related expenses, and our risk of future credit losses and credit-related expenses, as a result of borrowers failing to make required payments of principal and interest on their mortgage loans. Home price declines from 2006 to 2011 and other adverse conditions in the housing market contributed to our legacy book of business’s poor credit performance, resulting in elevated serious delinquency rates and negatively impacting default rates and average loan loss severity on the mortgage loans in our legacy book of business. High delinquencies, default rates and loss severity cause us to experience higher credit-related expenses. The credit performance of our book of business was also negatively affected by the extent and duration of high unemployment. Further, home price declines have resulted in a large number of borrowers with “negative equity” in their properties (that is, they owe more on their mortgage loans than their houses are worth), which increases the likelihood that either these borrowers will strategically default on their mortgage loans even if they have the ability to continue to pay the loans or that distressed homeowners will sell their homes in a “short sale” for significantly less than the unpaid amount of the loans. We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management,” and we present detailed information on our 2012 credit-related expenses, credit losses and results of operations in “MD&A—Consolidated Results of Operations.” The credit performance of loans in our guaranty book of business, particularly those in our legacy book of business, could deteriorate in the future, particularly if we experience national and regional declines in home prices, weakening economic conditions and high unemployment.
We may experience further losses and write-downs relating to our investment securities.
We have experienced significant fair value losses relating to our investment securities and recorded significant other-than-temporary impairment write-downs of some of our available-for-sale securities. We may experience additional other-than-temporary impairment write-downs of our investments in private-label mortgage-related securities. See “Note 5, Investments in Securities” for more information on our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans.
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
Shortcomings or failures in our internal processes, people or systems could disrupt our business or have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations. Such a failure could result in legislative or regulatory intervention, liability to customers, financial losses and damage to our reputation. For example, our business is highly dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions, many of which are highly complex, across numerous and diverse markets and in an environment in which we must make frequent changes to our core processes in response to changing external conditions. These transactions are subject to various legal, accounting and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions. In addition, we rely on information provided by third parties in processing many of our transactions; that information may be incorrect or we may fail to properly manage or analyze it.
The magnitude of the many new initiatives we are undertaking, including as part of our effort to help build a new housing finance system, may increase our operational risk. Some actions we have been directed to take by FHFA also present significant operational challenges for us, and we believe that implementing these directives will increase our operational risk and could result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period. In April 2012, FHFA issued supervisory guidance requiring that we change our method of accounting for delinquent loans. This directive, which is described in “Business—Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans,” creates significant operational burdens and costs for us. We are also currently working on implementing a number of other FHFA directives and initiatives that may increase our operational burdens and our costs. In addition, FHFA, other agencies of the U.S. government or Congress may direct us to take actions in the future that could further increase our operational risk.
While implementation of each individual initiative and directive creates operational challenges, implementing multiple directives during the same time period significantly increases these challenges. Implementing these directives requires a substantial time commitment from management and the employees responsible for implementing the changes, which could adversely affect our ability to retain these employees. In addition, some of these directives require significant changes to our accounting methods and systems. Due to the operational complexity associated with these changes and the limited time periods for implementing them, we believe there is a significant risk that implementing these changes could result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period. If this were to occur, we could experience material errors in our reported financial results.
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
In conservatorship our business is no longer managed with a strategy to maximize shareholder returns while fulfilling our mission. Our conservator previously directed us to focus primarily on minimizing our credit losses from delinquent mortgages and providing assistance to struggling homeowners to help them remain in their homes. More recently, our conservator has announced two strategic goals for our conservatorship—building a new infrastructure for the secondary mortgage market and gradually contracting our dominant presence in the marketplace while simplifying and shrinking our operations. In pursuit of these or other goals prescribed by our conservator, we may take a variety of actions that could adversely affect our economic returns, possibly significantly, such as encouraging increased competition in our markets; modifying loans to defer principal, lower the interest rate or extend the maturity; or engaging in principal reduction. We are already taking some of these actions. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth.

Other agencies of the U.S. government or Congress also may ask us to undertake significant efforts to support the housing and mortgage markets, as well as struggling homeowners. They may also ask us to take actions in support of other goals. For example, as we discuss in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue,” in December 2011 Congress enacted the TCCA under which, at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. This fee increase helps offset the cost of a two-month extension of the payroll tax cut from January 1, 2012 through February 29, 2012. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
In addition, to meet our housing goals, a portion of the mortgage loans we acquire must be for low- and very-low income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. We may take actions to meet our housing goals obligations that could increase our credit losses and credit-related expenses. We discuss our housing goals in “Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—Housing Goals and Duty to Serve Underserved Markets.”
Actions taken by state and local governments to address the housing crisis or increase revenues could have an adverse effect on our business, results of operations, financial condition and net worth.
Many state and local governments are seeking ways to address the effects of the housing crisis, including high levels of foreclosures. State and local governments are also seeking ways to address declining tax revenues. Some of the legislative, regulatory or litigation-related actions governments take to address these issues may adversely affect us by, for example, increasing our costs or affecting our ability to achieve our business goals efficiently and effectively.
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
Our ability to fund our business depends primarily on our ongoing access to the debt capital markets. Our level of net interest income depends on how much lower our cost of funds is compared with what we earn on our mortgage assets. Market concerns about matters such as the extent of government support for our business, the future of our business (including future profitability, future structure, regulatory actions and GSE status) and the creditworthiness of the U.S. government could cause a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in 2011 and 2012 to issue debt of varying maturities at attractive pricing resulted from federal government support of us and the financial markets. As a result, we believe that our status as a GSE and continued federal government support is essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations. There can be no assurance that the government will continue to support us or the markets, or that our current level of access to debt funding will continue. In addition, due to our reliance on the U.S. government’s support, our access to debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government.
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
After the U.S. government’s statutory debt limit was raised on August 2, 2011, Moody’s Investors Services (“Moody’s”) confirmed the U.S. government’s rating and our long-term debt ratings. Moody’s also removed the designation that these ratings were under review for possible downgrade. Moody’s revised the outlook for both the U.S. government’s rating and our long-term debt ratings to negative. In assigning the negative outlook to the U.S. government’s rating, Moody’s indicated there would be a risk of a downgrade if (1) there is a weakening in fiscal discipline in the coming year; (2) further fiscal consolidation measures are not adopted in 2013; (3) the economic outlook deteriorates significantly; or (4) there is an appreciable rise in the U.S. government’s funding costs over and above what is currently expected. On September 11, 2012, Moody’s issued an update to its outlook for the U.S. government’s debt rating. In this update, Moody’s noted that they would expect to lower the U.S. government’s debt rating if budget negotiations in 2013 fail to produce a plan that includes policies that result in stabilization and then downward trend in the ratio of federal debt to GDP over the medium term.
On November 28, 2011, Fitch Ratings Limited (“Fitch”) affirmed the long-term issuer default rating and senior unsecured debt rating of Fannie Mae at “AAA,” but revised its ratings outlook on Fannie Mae’s long-term issuer default rating to Negative from Stable. This action followed a similar action by Fitch on the United States sovereign rating.
As of March 25, 2013, our long-term debt continued to be rated “AA+” by S&P, “Aaa” by Moody’s and “AAA” by Fitch. S&P, Moody’s and Fitch have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government. We currently cannot predict whether one or more of these rating agencies will downgrade our debt ratings in the future, nor can we predict the potential impact. Although S&P’s downgrade of our credit rating has not increased our borrowing costs or limited our access to the debt capital markets to date, an additional reduction in our credit ratings could have a material adverse impact on our access to debt funding or on the cost of our debt funding, and would likely do so if it were not based on a similar action on the credit ratings of the U.S. government.
An additional reduction in our credit ratings may also trigger additional collateral requirements under our derivatives contracts because a majority of our derivatives contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in our derivatives contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of December 31, 2012 was $6.4 billion, for which we posted collateral of $6.3 billion in the normal course of business. If our senior unsecured debt had been downgraded to AA or Aa1, or even to AA- or Aa2, we would not have been required to post any additional collateral as of December 31, 2012. If all of the credit-risk-related contingency features underlying these agreements had been triggered, an additional $159 million would have been required either to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2012. An additional reduction in our credit ratings may also materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”
One or more of our institutional counterparties may fail to fulfill their contractual obligations to us, resulting in financial losses, business disruption and decreased ability to manage risk.
We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with mortgage sellers/servicers that service the loans we hold in our mortgage portfolio or that back our Fannie Mae MBS; sellers/servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances; third-party providers of credit enhancement on the mortgage assets that we hold in our mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements and financial guarantors; issuers of securities held in our cash and other investments portfolio; and derivatives counterparties.
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
An institutional counterparty may default in its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, a reduction in liquidity, operational failures or insolvency. Although the liquidity and financial condition of some of our institutional counterparties improved in 2012 compared with 2011, there is still significant risk to our business of defaults by these counterparties due to bankruptcy or receivership, lack of liquidity, insufficient capital, operational failure or other reasons. Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business, which would adversely affect our business, results of operations, financial condition, liquidity and net worth. For example, failure by a significant seller/servicer counterparty, or a number of sellers/servicers, to fulfill repurchase obligations to us could result in a significant increase in our credit losses and have a material adverse effect on our results of operations and financial condition.
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
We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. Several of our mortgage insurer counterparties continued to incur losses in 2012, and their risk-to-capital positions continued to erode, which may increase the risk that these counterparties will fail to fulfill their obligations to pay in full our claims under insurance policies.
Three of our largest mortgage insurance counterparties—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are under various forms of supervised control by their state regulator and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums on its existing insurance business, but no longer writes new insurance. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. PMI, Triad and RMIC are currently paying only a portion of policyholder claims and deferring the remaining portion. Currently, PMI is paying only 50% of claims under its mortgage guaranty insurance policies in cash and is deferring the remaining 50%, and both Triad and RMIC are paying 60% of claims in cash and deferring the remaining 40%. It is uncertain when, or if, regulators for PMI, Triad or RMIC will allow them to begin paying deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims.
In addition to the three mortgage insurers in run-off, the amount of capital held by both Genworth Mortgage Insurance Corporation (“Genworth”) and Mortgage Guaranty Insurance Corporation (“MGIC”) has fallen below applicable state regulatory capital requirements. As a result, each is currently operating pursuant to a waiver it received from the regulator of the state regulatory capital requirements applicable to its main insurance writing entity. Moreover, Radian Guaranty, Inc. (“Radian”) has disclosed that, in the absence of additional capital contributions to its main insurance writing entity, its capital might fall below state regulatory capital requirements in 2013.
These six mortgage insurers—PMI, Triad, RMIC, Genworth, MGIC and Radian—provided a combined $70.3 billion, or 77%, of our risk-in-force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2012. We do not know how long regulators will permit mortgage insurers that do not meet, or may soon fail to meet, state regulatory capital requirements to continue operating without obtaining additional capital. Nor do we know how long our mortgage insurer counterparties that are operating under waivers will continue to operate under waivers, or how long those that are currently below their state-imposed risk-to-capital limits will remain below these limits. If a mortgage insurer counterparty is unable to generate or obtain sufficient capital to stay below its risk-to-capital limits and cannot secure and maintain a waiver from its state regulator, it will likely be placed into run-off or receivership.
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
From time to time we assess our mortgage insurer counterparties’ ability to fulfill their obligations to us, and our loss reserves take into account this assessment. If our assessment indicates their ability to pay claims has deteriorated significantly or if our projected claim amounts have increased, it could result in a significant increase in our loss reserves and our credit losses.
Beginning in 2007, many mortgage insurers stopped insuring new mortgages with certain higher risk characteristics such as higher LTV ratios, lower borrower FICO credit scores or select property types. Under HARP, we allow our borrowers who have mortgage loans with current LTV ratios above 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Except as permitted under HARP, our charter specifically requires us to obtain credit enhancement on single-family conventional mortgage loans with loan-to-value ratios over 80% at the time of purchase. As a result, an inability to obtain mortgage insurance may inhibit our ability to serve and support the housing and mortgage markets, meet our housing goals, and help borrowers remain in their homes by acquiring refinancings into more affordable loans. In addition, access to fewer mortgage insurer counterparties increases our concentration risk with the remaining mortgage insurers in the industry.
Changes in the mortgage industry may negatively impact our business.
A number of our largest single-family mortgage seller/servicer counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from, and a larger portion of our servicing is being performed by, smaller financial institutions that may not have the same financial strength or operational capacity as our largest counterparties. Our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounted for approximately 46% of our single-family business acquisition volume in 2012, compared with approximately 60% of our single-family business acquisition volume in 2011. In addition, only three of our top five lender customers for 2011 remained in our top five for 2012. Similarly, some of our servicing volume is shifting to smaller or non-traditional servicers. Our five largest single-family mortgage servicers, including their affiliates, serviced 57% of our single-family guaranty book of business as of December 31, 2012, compared with 63% as of December 31, 2011. The potentially lesser financial strength and operational capacity of smaller mortgage servicers may negatively affect their ability to service the loans on our behalf or to satisfy their repurchase or compensatory fee obligations. This decrease in the concentration of our business with large institutions could increase both our institutional counterparty credit risk and our mortgage credit risk, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
The loss of business volume from a key lender customer could adversely affect our business and result in a decrease in our revenues, especially if we are unable to replace the business volume that customer provided to us.
Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. Although we are acquiring an increasing portion of our single-family business volume directly from smaller financial institutions, we continue to acquire a significant portion of our mortgage loans from several large mortgage lenders, with our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounting for approximately 46% of our single-family business acquisition volume in 2012. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is important to our business. To the extent a key lender customer significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our revenues. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.
Our reliance on third parties to service our mortgage loans may impede our efforts to keep people in their homes and adversely affect the re-performance rate of loans we modify.
Mortgage servicers, or their agents and contractors, typically are the primary point of contact for borrowers on our loans. We rely on these mortgage servicers to identify and contact troubled borrowers as early as possible, to assess the situation and offer appropriate options for resolving the problem and to successfully implement a solution. Over the past few years, the demands placed on experienced mortgage loan servicers to service delinquent loans have increased significantly across the industry, straining servicer capacity. To the extent that mortgage servicers are hampered by limited resources or other factors, they may not be successful in conducting their servicing activities in a manner that fully accomplishes our objectives within the timeframe we desire. Further, our servicers have advised us that they have not been able to reach many of the borrowers who may need help with their mortgage loans even when repeated efforts have been made to contact the borrower.
For these reasons, our ability to actively manage the troubled loans that we own or guarantee, and to implement our homeownership assistance and foreclosure prevention efforts quickly and effectively, is limited by our reliance on our mortgage servicers. This reliance could have a material adverse effect on our business, results of operations and financial condition.
Changes in the foreclosure environment and our reliance on servicers and their counsel and other service providers to complete foreclosures could continue to have a material adverse effect on our business, results of operations, financial condition and net worth.
The processing of foreclosures continues to be slow in many states, primarily as a result of the elevated level of foreclosures caused by the housing market downturn that began in 2006, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes.
The slow pace of foreclosures has negatively affected our foreclosure timelines, credit-related expenses and single-family serious delinquency rates, and we expect they will continue to do so. We believe the slow pace of foreclosures is also slowing the recovery of the housing market. It may also negatively affect the value of the private-label securities we hold and result in additional impairments on these securities. Moreover, the failure of our servicers or their service providers to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process poses operational, reputational and legal risks for us.
In addition, in response to an October 2011 directive from FHFA, we are phasing out the practice of requiring mortgage servicers to use our network of retained attorneys to perform default- and foreclosure-related legal services for our loans.  Phasing out the use of our retained attorney network may make it more difficult for us to oversee the performance of default- and foreclosure-related legal services for our loans, which may adversely impact our efforts to reduce our credit losses.

Challenges to the MERS® company, system and processes could pose operational, reputational and legal risks for us.
MERSCORP Holdings, Inc. (“MERSCORP”) is a privately held company that maintains an electronic registry (the “MERS System”) that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, can serve as a nominee for the owner of a mortgage loan and, in that role, become the mortgagee of record for the loan in local land records. Fannie Mae sellers/servicers may choose to use MERS as a nominee; however, we have prohibited servicers from initiating foreclosures on Fannie Mae loans in MERS’s name. Approximately half of the loans we own or guarantee are registered in MERS’s name and the related servicing rights are tracked in the MERS System. The MERS System is widely used by participants in the mortgage finance industry. Along with a number of other organizations in the mortgage finance industry, we are a shareholder of MERSCORP.
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
In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. In April 2011, federal banking regulators and FHFA announced that they were taking enforcement action against MERS and MERSCORP to address significant weaknesses in, among other things, oversight, management supervision and corporate governance at MERS and MERSCORP that were uncovered as part of the regulators’ review of mortgage servicers’ foreclosure processing. Failures by MERS or MERSCORP to apply prudent and effective process controls and to comply with legal and other requirements could pose counterparty, operational, reputational and legal risks for us. If investigations or new regulation or legislation restricts servicers’ use of MERS, our counterparties may be required to record all mortgage transfers in land records, incurring additional costs and time in the recordation process. At this time, we cannot predict the ultimate outcome of these legal challenges to, or the enforcement action against, MERS and MERSCORP or the impact on our business, results of operations or financial condition.
Changes in accounting standards and policies can be difficult to predict and can materially impact how we record and report our financial results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. In addition, FHFA provides guidance that affects our adoption or implementation of financial accounting or reporting standards. These changes can be difficult to predict and expensive to implement, and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on our financial results or net worth and result in or contribute to the need for additional draws from Treasury under the senior preferred stock purchase agreement.
Legislative and regulatory changes affecting the mortgage market may negatively impact our business, results of operations or financial condition.
As a result of action by Congress or government agencies, significant changes may be effected in the mortgage market that could negatively impact our business, results of operation or financial condition. These effects could be the result of actions taken in connection with housing finance reform. Alternatively, changes aimed at addressing other issues could affect us. For example, if Congress addresses fiscal issues by restricting the deductibility of mortgage interest, depending on the extent and nature of the restrictions, our business and financial results could be significantly adversely affected.
Basel III capital and liquidity rules could materially and adversely affect demand by banks for our debt and MBS securities in the future and otherwise could affect the future business practices of our customers and counterparties.
Recently published international bank liquidity requirements may adversely affect demand by banks for our debt and Fannie Mae MBS securities in the future, which could in turn have a material adverse effect on our business, results of operations, financial condition, liquidity or net worth. Basel III, a set of global regulatory standards on bank capital adequacy and liquidity developed by the Basel Committee on Banking Supervision, was initially issued in December 2010. Basel III generally narrowed the definition of capital that can be used to meet risk-based standards and raised the amount of capital that must be held by banks. Basel III also established liquidity requirements for banks. On January 6, 2013, the Basel Committee revised these liquidity rules to require banks subject to Basel III to hold a specified level of high-quality liquid assets, no more than 40% of which may be composed of certain types of assets, including debt and mortgage-related securities of Fannie Mae, Freddie Mac and the other GSEs. These requirements will be phased in from 2015 through 2018. U.S. banking regulators are already working to update Basel capital standards in the United States. We believe substantially more than 40% of U.S. banks’ liquid assets are currently composed of GSE debt and mortgage-related securities. Depending on how the Basel III liquidity rules are implemented in the United States, in the future they could materially, adversely affect demand by banks for our debt securities and Fannie Mae MBS.
In addition, Basel III’s revisions to international capital requirements, depending on how they are implemented in the United States, could limit some lenders’ ability to count the value of their rights to service mortgage loans as assets in meeting their regulatory capital requirements, which may reduce the economic value of mortgage servicing rights. As a result, a number of our customers and counterparties may change their business practices, including reducing the amount of loans they service or exiting servicing altogether.
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
We have identified some of our accounting policies as being critical to the presentation of our financial condition and results of operations. These accounting policies are described in “MD&A—Critical Accounting Policies and Estimates.” We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.
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
The Charter Act defines our permissible business activities. For example, we may not originate mortgage loans or purchase single-family loans in excess of the conforming loan limits, and our business is limited to the U.S. housing finance sector. In addition, our conservator has determined that, while in conservatorship, we will not be permitted to engage in new products and will be limited to continuing our existing business activities and taking actions necessary to advance the goals of the conservatorship. As a result of these limitations on our ability to diversify our operations, our financial condition and results of operations depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Weak or unstable conditions in the housing market, as we have seen in recent years, can therefore have a significant adverse effect on our results of operations, financial condition and net worth.
We could be required to pay substantial judgments, settlements or other penalties as a result of civil litigation.
We are a party to a number of lawsuits. We are unable at this time to estimate our potential liability in some of these matters, but may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with some of these lawsuits, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In addition, responding to these lawsuits may divert significant internal resources away from managing our business. More information regarding these lawsuits is included in “Note 18, Commitments and Contingencies.”
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

RISKS RELATING TO OUR INDUSTRY
A decline in U.S. home prices or activity in the U.S. housing market would likely cause higher credit losses and credit-related expenses, and lower business volumes.
If a decline in home prices or activity in the U.S. housing market resulted in increases in delinquencies or defaults, or in loss severity, it would likely result in a higher level of credit losses and credit-related expenses, which in turn would adversely affect our results of operations, net worth and financial condition.
In addition, our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Since the second quarter of 2008, single-family mortgage debt outstanding has been steadily declining. A decline in mortgage debt outstanding reduces the unpaid principal balance of mortgage loans available for us to securitize or purchase, which in turn could reduce our guaranty fee income and net interest income. Even if we were able to increase our share of the secondary mortgage market, it may not be sufficient to make up for the decline in the rate of growth in mortgage originations, which could adversely affect our results of operations and financial condition.

The Dodd-Frank Act and regulatory changes in the financial services industry may negatively impact our business.
The Dodd-Frank Act is significantly changing the regulation of the financial services industry, resulting in new standards related to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. This legislation is affecting and will, in the future, directly and indirectly affect many aspects of our business and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. The Dodd-Frank Act and related regulatory changes could require us to change certain business practices, cause us to incur significant additional costs, limit the products we offer, require us to increase our regulatory capital or otherwise adversely affect our business. Additionally, implementation of this legislation will result in increased supervision and more comprehensive regulation of our customers and counterparties in the financial services industry, which may have a significant impact on the business practices of our customers and counterparties, as well as on our counterparty credit risk.
Examples of aspects of the Dodd-Frank Act and related regulatory changes that may affect us include mandatory clearing of certain derivatives transactions, which imposes significant additional costs on us; minimum standards for residential mortgage loans, which could subject us to increased legal risk for some loans we acquire; and the development of credit risk retention regulations applicable to residential mortgage loan securitizations, which could impact the types and volume of loans sold to us. Uncertainty regarding the CFPB’s “ability to repay” rule may increase our legal risk for loans we acquire. Enhanced prudential standards that become applicable to certain bank holding companies and nonbank financial companies could affect investor demand for our debt and MBS securities. We could also be designated as a systemically important nonbank financial company subject to supervision and regulation by the Federal Reserve. If this were to occur, the Federal Reserve would have the authority to examine us and could impose stricter prudential standards on us, including risk-based capital requirements, leverage limits, liquidity requirements, credit concentration limits, resolution plan and credit exposure reporting requirements, overall risk management requirements, contingent capital requirements, enhanced public disclosures and short-term debt limits.
Because federal agencies have not completed all of the extensive rule-making processes needed to implement and clarify many of the provisions of the Dodd-Frank Act, it is difficult to assess fully the impact of this legislation on our business and industry at this time, and we cannot predict what similar changes to statutes or regulations will occur in the future. In addition, for many of the provisions of the Dodd-Frank Act, uncertainty regarding how they will ultimately be implemented is affecting and may in the future affect our actions and those of our customers and counterparties, which may negatively impact our business, results of operation, financial condition or liquidity.
Basel III’s revisions to international capital requirements also may have a significant impact on us. Depending on how they are implemented by regulators, the Basel III rules could be the basis for a revised framework for GSE capital standards that could increase our capital requirements. See “Risks Relating to Our Business,” for a discussion of how the Basel III capital and liquidity rules could affect investor demand for our debt and MBS securities and the business practices of our customers and counterparties.
In addition, the actions of Treasury, the CFTC, the SEC, the FDIC, the Federal Reserve and international central banking authorities directly or indirectly impact financial institutions’ cost of funds for lending, capital-raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.
Overall, these legislative and regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In particular, these changes could affect our ability to issue debt and may reduce our customer base.
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
Additionally, the contingency plans and facilities that we have in place may be insufficient to prevent an adverse effect on our ability to conduct business, which could lead to financial losses. Despite our ongoing protective measures and planning, unforeseen catastrophic events may exceed our recovery capabilities and those of our customers and the marketplace.
Item 1B.    Unresolved Staff Comments
None.
Item 2.     Properties
We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC, as well as additional Washington, DC facilities at 3939 Wisconsin Avenue, NW and 4250 Connecticut Avenue, NW. We also own two office facilities in Herndon, Virginia, as well as two additional facilities located in Reston, Virginia; and Urbana, Maryland. These owned facilities contain a total of approximately 1,459,000 square feet of space. We lease the land underlying the 4250 Connecticut Avenue building pursuant to a ground lease that automatically renews on July 1, 2029 for an additional 49 years unless we elect to terminate the lease by providing notice to the landlord of our decision to terminate at least one year prior to the automatic renewal date. In addition, we lease approximately 429,000 square feet of office space, including a conference center, at 4000 Wisconsin Avenue, NW, which is adjacent to our principal office. The lease term for the office and conference center at 4000 Wisconsin Avenue expires in April 2018. We also lease an additional approximately 87,000 square feet of office space at one other location in Washington, DC. We maintain approximately 713,000 square feet of office space in leased premises in Pasadena, California; Irvine, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and three facilities in Dallas, Texas.
Item 3.  Legal Proceedings
This item describes our material legal proceedings. We describe additional material legal proceedings in “Note 18, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item. We have recorded a reserve for legal claims related to those matters when we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
FHFA Private-Label Mortgage-Related Securities Litigation
In the third quarter of 2011, FHFA, as conservator for us and for Freddie Mac, filed 16 lawsuits on behalf of us and Freddie Mac against various financial institutions, their officers and affiliated and unaffiliated underwriters that were responsible for marketing and selling private-label mortgage-related securities to us. The lawsuits seek to recover losses we and Freddie Mac incurred on the securities. Fourteen of the lawsuits are pending in the U.S. District Court for the Southern District of New York (“SDNY”). These cases are against Bank of America Corp.; Barclays Bank PLC; Citigroup, Inc.; Credit Suisse Holdings (USA), Inc.; Deutsche Bank AG; First Horizon National Corporation; Goldman, Sachs & Co.; HSBC North America Holdings Inc.; JPMorgan Chase & Co.; Merrill Lynch & Co.; Morgan Stanley; Nomura Holding America Inc.; SG Americas, Inc.; and UBS Americas Inc. (“UBS”) and against certain related entities and individuals. FHFA’s lawsuit against Countrywide Financial Corporation (“Countrywide”) and certain related entities and individuals is pending in the U.S. District Court for the Central District of California and its lawsuit against The Royal Bank of Scotland Group PLC (“RBS”) and certain related entities and individuals is pending in the U.S. District Court for the District of Connecticut. The lawsuit against UBS was filed on July 27, 2011, and all the others were filed on September 2, 2011. The lawsuits allege that the defendants violated federal and state securities laws and, in some cases, committed fraud by making material misstatements and omissions regarding the characteristics of the loans underlying the securities in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac. The complaints seek, among other things, rescission and recovery of consideration paid for the securities at issue in the lawsuits, monetary damages, interest and, in certain cases, punitive damages for common law fraud claims. Discovery is ongoing in all cases, except in the Countrywide case.

SDNY cases. On December 21, 2011, FHFA filed an amended complaint in the UBS case. On January 20, 2012, defendants in the UBS case filed a motion to dismiss the amended complaint. On May 4, 2012, the court denied defendants’ motion to dismiss in the UBS case with respect to the federal and state securities law claims and granted defendants’ motion to dismiss with respect to the negligent misrepresentation claim. On June 13, 2012 and June 28, 2012, FHFA filed amended complaints in the non-UBS cases pending in the SDNY. Defendants in these cases filed motions to dismiss on July 13, 2012 and August 17, 2012. On November 26, 2012, the U.S. Court of Appeals for the Second Circuit heard the UBS defendants’ appeal of the district court’s May 4, 2012 order denying their motion to dismiss. In a series of orders issued in November 2012, the district court denied, in large part, defendants’ motions to dismiss in the non-UBS cases.
RBS case. On February 1, 2012, FHFA filed an amended complaint in the RBS case. On March 2, 2012, defendants in the RBS case filed a motion to dismiss the amended complaint. This motion is fully briefed.
Countrywide case. On June 8, 2012, defendants in the Countrywide case filed motions to dismiss. FHFA filed an amended complaint in that case on June 29, 2012 and defendants filed renewed motions to dismiss on July 13, 2012. On October 18, 2012, the court denied defendants’ motions to dismiss as to all claims except certain federal securities law claims related to securities with shelf registration statements filed before July 25, 2005. On December 18, 2012, defendants filed motions to dismiss on certain issues not covered by the court’s October order. On March 15, 2013, the court denied defendants’ motions in part and granted them in part.
Investigation into Multifamily Asset Stabilization Program
In October 2011, we received notice of an ongoing investigation by the Office of Inspector General of FHFA (“FHFA OIG”) and the U.S. Attorney for the Eastern District of Virginia with regard to a multifamily agreement with The Related Companies, L.P. (the “Multifamily Asset Stabilization Program”). The Department of Justice Civil Division has also become involved in the investigation. The financial impact of the agreement was not material to our financial statements. In connection with the investigation, we have received subpoenas for documents from the FHFA OIG. We are cooperating with this investigation.
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

Quarter	High	Low
2011
First Quarter	$0.96	$0.30
Second Quarter	0.50	0.32
Third Quarter	0.39	0.23
Fourth Quarter	0.27	0.19
2012
First Quarter	$0.41	$0.20
Second Quarter	0.32	0.25
Third Quarter	0.34	0.20
Fourth Quarter	0.31	0.25
Dividends
Our payment of dividends is subject to the following restrictions:
Restrictions Relating to Conservatorship. Our conservator announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock.
Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities without the prior written consent of Treasury. In addition, in 2012 the terms of the senior preferred stock purchase agreement were amended to ultimately require the payment of our entire net worth to Treasury. As a result, our net income will not be available to common stockholders.
Additional Restrictions Relating to Preferred Stock. Payment of dividends on our common stock is also subject to the prior payment of dividends on our preferred stock and our senior preferred stock. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock. See “MD&A—Liquidity and Capital Management” for information on dividends declared and paid to Treasury on the senior preferred stock.
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
Holders
As of February 28, 2013, we had approximately 14,000 registered holders of record of our common stock, including holders of our restricted stock. In addition, as of February 28, 2013, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.

Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended December 31, 2012, we did not issue any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2012.

Item 6. Selected Financial Data
The selected consolidated financial data displayed below are summarized from our results of operations for the five-year period ended December 31, 2012, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. Certain prior period amounts have been reclassified to conform to the current period presentation. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with the MD&A included in this annual report on Form 10-K.
In 2009, the FASB concurrently revised the accounting guidance related to the consolidation of variable interest entities (the “consolidation accounting guidance”) and the accounting guidance related to transfers of financial assets. The revisions to the accounting guidance for these topics replaced the previous accounting model with a qualitative model for determining the primary beneficiary of a variable interest entity (“VIE”) and also increased the population of entities that are subject to assessment under the consolidation accounting guidance by removing the scope exception for qualifying special purpose entities. On January 1, 2010, we prospectively adopted the revised guidance for these topics, which had a significant impact on the presentation and comparability of our consolidated financial statements. Upon adoption of the consolidation accounting guidance, we consolidated the substantial majority of our single-class securitization trusts and eliminated previously recorded deferred revenue from our guaranty arrangements. While some line items in our consolidated financial statements were not impacted, others were impacted significantly, which reduces the comparability of our results for years prior to 2010.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
Statement of operations data:
Net revenues(1)	$22,988	$20,444	$17,493	$22,494	$17,436
Net other-than-temporary impairments	(713)	(308)	(722)	(9,861)	(6,974)
Investment gains (losses), net	487	506	346	1,458	(246)
Fair value losses, net(2)	(2,977)	(6,621)	(511)	(2,811)	(20,129)
Administrative expenses	(2,367)	(2,370)	(2,597)	(2,207)	(1,979)
Credit-related income (expenses)(3)	1,106	(27,498)	(26,614)	(73,536)	(29,809)
Other expenses, net(4)	(124)	(151)	(642)	(7,060)	(1,776)
Benefit (provision) for federal income taxes	—	90	82	985	(13,749)
Net income (loss) attributable to Fannie Mae	17,224	(16,855)	(14,014)	(71,969)	(58,707)
New business acquisition data:
Fannie Mae MBS issues acquired by third parties(5)	$630,077	$478,870	$497,975	$496,067	$434,711
Mortgage portfolio purchases(6)	288,337	173,978	357,573	327,578	196,645
New business acquisitions	$918,414	$652,848	$855,548	$823,645	$631,356

	As of December 31,
	2012		2011		2010		2009		2008
	(Dollars in millions)
Balance sheet data:
Investments in securities:
Fannie Mae MBS	$16,683		$24,274		$30,226		$229,169		$234,250
Other agency MBS	13,361		16,744		19,951		43,905		35,440
Mortgage revenue bonds	8,517		10,978		11,650		13,446		13,183
Other mortgage-related securities	47,365		49,936		56,668		54,265		56,781
Non-mortgage-related securities	17,950		49,848		32,753		8,882		17,640
Mortgage loans:(7)
Loans held for sale	464		311		915		18,462		13,270
Loans held for investment, net of allowance	2,948,942		2,898,310		2,922,805		376,099		412,142
Total assets	3,222,422		3,211,484		3,221,972		869,141		912,404
Short-term debt	108,716		151,725		157,243		200,437		330,991
Long-term debt	3,080,801		3,038,147		3,039,757		574,117		539,402
Total liabilities	3,215,198		3,216,055		3,224,489		884,422		927,561
Senior preferred stock	117,149		112,578		88,600		60,900		1,000
Preferred stock	19,130		19,130		20,204		20,348		21,222
Total Fannie Mae stockholders’ equity (deficit)	7,183		(4,624)		(2,599)		(15,372)		(15,314)
Net worth surplus (deficit)(8)	7,224		(4,571)		(2,517)		(15,281)		(15,157)
Book of business data:
Total mortgage assets(9)	$3,063,712		$3,065,616		$3,099,250		$769,252		$792,196
Unconsolidated Fannie Mae MBS, held by third parties(10)	16,915		19,612		21,323		2,432,789		2,289,459
Other guarantees(11)	36,215		42,406		35,619		27,624		27,809
Mortgage credit book of business	$3,116,842		$3,127,634		$3,156,192		$3,229,665		$3,109,464
Guaranty book of business(12)	$3,039,457		$3,037,549		$3,054,488		$3,097,201		$2,975,710
Credit quality:
Total nonperforming loans(13)	$250,897		$251,949		$253,579		$222,064		$119,955
Total loss reserves	62,629		76,938		66,251		64,891		24,753
Total loss reserves as a percentage of total guaranty book of business	2.06%		2.53%		2.17%		2.10%		0.83%
Total loss reserves as a percentage of total nonperforming loans	24.96		30.54		26.13		29.22		20.64

	For the Year Ended December 31,
	2012		2011		2010		2009		2008
Performance ratios:
Net interest yield(14)	0.68%		0.60%		0.51%		1.65%		1.03%
Credit loss ratio (in basis points)(15)	48.2	bps	61.3	bps	77.4	bps	44.6	bps	22.7	bps

_______

(1)	Consists of net interest income and fee and other income.

(2)
Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) hedged mortgage assets gains (losses), net; (d) debt foreign exchange gains (losses), net; (e) debt fair value gains (losses), net; and (f) mortgage loans fair value losses, net.

(3)	Consists of benefit (provision) for loan losses, provision for guaranty losses and foreclosed property income (expense).

(4)	Consists of the following: (a) debt extinguishment losses, net; (b) gains (losses) from partnership investments; and (c) losses on certain guaranty contracts.

(5)
Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us during the reporting period less: (a) securitizations of mortgage loans held in our mortgage portfolio during the reporting period and (b) Fannie Mae MBS purchased for our mortgage portfolio during the reporting period.

(6)
Reflects unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our mortgage portfolio during the reporting period. Includes acquisition of mortgage-related securities accounted for as the extinguishment of debt because the entity underlying the mortgage-related securities has been consolidated in our consolidated balance sheets. For 2012, 2011 and 2010, includes unpaid principal balance of approximately $46 billion, $67 billion, and $217 billion, respectively, of delinquent loans purchased from our single-family MBS trusts. Under our MBS trust documents, we have the option to purchase from MBS trusts loans that are delinquent as to four or more consecutive monthly payments.

(7)	Mortgage loans consist solely of domestic residential real-estate mortgages.

(8)	Total assets less total liabilities.

(9)
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

(10)	Reflects unpaid principal balance of unconsolidated Fannie Mae MBS, held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(11)	Primarily includes long-term standby commitments we have issued and single-family and multifamily credit enhancements we have provided that are not otherwise reflected in the table.

(12)	Reflects mortgage credit book of business less non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(13)
Consists of on-balance sheet nonperforming loans held in our mortgage assets and off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts held by third parties. Includes all nonaccrual loans, as well as TDRs and HomeSaver Advance first-lien loans on accrual status. See “MD&A—Consolidated Results of Operations—Credit-Related (Income) Expenses—Nonperforming Loans” for a discussion of our nonperforming loans.

(14)	Calculated based on net interest income for the reporting period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

(15)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property income (expense) for the reporting period (adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans) divided by the average guaranty book of business during the period, expressed in basis points. See “MD&A—Consolidated Results of Operations—Credit-Related (Income) Expenses—Credit Loss Performance Metrics” for a discussion of how our credit loss metrics are calculated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this MD&A in conjunction with our consolidated financial statements as of December 31, 2012 and related notes, and with “Business—Executive Summary.”
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
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” for a discussion of the risk associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified four of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:
•    Fair Value Measurement
•    Total Loss Reserves
•    Other-Than-Temporary Impairment of Investment Securities
•    Deferred Tax Assets
Fair Value Measurement
The use of fair value to measure our assets and liabilities is fundamental to our financial statements and our fair value measurement is a critical accounting estimate because we account for and record a portion of our assets and liabilities at fair value. In determining fair value, we use various valuation techniques. We describe the valuation techniques and inputs used to determine the fair value of our assets and liabilities and disclose their carrying value and fair value in “Note 17, Fair Value.”
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
Fair Value Hierarchy—Level 3 Assets and Liabilities
The assets and liabilities that we have classified as Level 3 consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate the fair value of Level 3 instruments involve significant unobservable inputs, which generally are more subjective and involve a high degree of management judgment and assumptions. Our Level 3 assets and liabilities consist of certain mortgage-backed securities and residual interests, certain mortgage loans, acquired property, certain long-term debt arrangements and certain highly structured, complex derivative instruments.
Table 8 displays a comparison of the amount of financial assets carried in our consolidated balance sheets at fair value on a recurring basis (“recurring assets”) that were classified as Level 3 as of December 31, 2012 and 2011. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.
Table 8: Level 3 Recurring Financial Assets at Fair Value

	As of December 31,
	2012	2011
	(Dollars in millions)
Trading securities	$2,286	$4,238
Available-for-sale securities	25,034	29,492
Mortgage loans	2,634	2,319
Other assets	175	238
Level 3 recurring assets	$30,129	$36,287
Total assets	$3,222,422	$3,211,484
Total recurring assets measured at fair value	$116,261	$156,552
Level 3 recurring assets as a percentage of total assets	1%	1%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	26%	23%
Total recurring assets measured at fair value as a percentage of total assets	4%	5%
Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include mortgage loans and acquired property. The fair value of Level 3 nonrecurring assets totaled $29.5 billion as of December 31, 2012.
Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $1.5 billion as of December 31, 2012 and $1.2 billion as of December 31, 2011, and other liabilities with a fair value of $161 million as of December 31, 2012 and $173 million as of December 31, 2011.
Valuation Control Processes
We have control processes that are designed to ensure that our fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that our valuation approaches are consistently applied and the assumptions used are reasonable. Our control processes consist of a framework that provides for a segregation of duties and oversight of our fair value methodologies and valuations, as well as validation procedures. We provide a detailed discussion of our Valuation Control Processes in “Note 17, Fair Value.”
Total Loss Reserves
Our total loss reserves consist of the following components:

•	Allowance for loan losses;

•	Allowance for accrued interest receivable;

•	Reserve for guaranty losses; and

•	Allowance for preforeclosure property tax and insurance receivable.
These components can be further allocated into our single-family and multifamily loss reserves.
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
We have an established process, using analytical tools, benchmarks and management judgment, to determine our loss reserves. Our process for determining our loss reserves is complex and involves significant management judgment. Although our loss reserve process benefits from extensive historical loan performance data, this process is subject to risks and uncertainties, including a reliance on historical loss information that may not be representative of current conditions. We continually monitor delinquency and default trends and make changes in our historically developed assumptions and estimates as necessary to better reflect present conditions, including current trends in borrower risk and/or general economic trends, changes in risk management practices, and changes in public policy and the regulatory environment. We also consider the recoveries that we expect to receive on mortgage insurance and other loan-specific credit enhancements entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction, as such recoveries reduce the severity of the loss associated with defaulted loans.
Single-Family Loss Reserves
We establish a specific single-family loss reserve for individually impaired loans, which includes loans we restructure in TDRs, certain nonperforming loans in MBS trusts and acquired credit-impaired loans that have been further impaired subsequent to acquisition. The single-family loss reserve for individually impaired loans represents the majority of our single-family loss reserves due to the high volume of restructured loans. We typically measure impairment based on the difference between our recorded investment in the loan and the present value of the estimated cash flows we expect to receive, which we calculate using the effective interest rate of the original loan or the effective interest rate at acquisition for an acquired credit-impaired loan. However, when foreclosure is probable on an individually impaired loan, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expect to receive. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.
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
In the third quarter of 2012, we enhanced our collective single-family loss reserve model and our model that calculates loss reserves for individually impaired loans. The combined impact from these changes resulted in an approximately $3.5 billion increase to our allowance for loan losses and provision for credit losses. The components of the enhancement to our loan loss models are as follows:

•
We enhanced our loan loss models for loans in our collective single-family loss reserve to reflect more recent experience of default expectations. The impact of this change had the most pronounced effect on loans with higher mark-to-market LTV ratios, where we have observed better than anticipated payment performance in recent periods. Historically, we had limited information on the performance of loans with higher mark-to-market LTV ratios. However, we have recently observed that loans with higher mark-to-market LTV ratios have performed better than the prior models estimated since the prior models had limited observations. As a result of incorporating these recent observations, our loss expectations have improved for these loans. The change resulted in an approximately $1.5 billion decrease to our allowance for loan losses and provision for credit losses.

•
We enhanced our single-family loan loss models for individually impaired loans based on current observable trends of payment behavior on our modified loans to reflect slower prepayment and default expectations for these loans, which significantly extended the expected average life of our modified loans. Since a loan modification changes the contractual terms of a loan such that a concession is granted to the borrower, an extension of the average life of a modified loan increases the charge we record related to the concession. Therefore, while our expectations of credit losses decreased due to better performance of our modified loans, this decrease was more than offset by an increase in the present value of the concession granted to the borrower by the modification. The change resulted in an approximately $5.0 billion increase to our allowance for loan losses and provision for credit losses.

Multifamily Loss Reserves
We establish a collective multifamily loss reserve for all loans in our multifamily guaranty book of business that are not individually impaired using an internal model that applies loss factors to loans in similar risk categories. Our loss factors are developed based on our historical default and loss severity experience. Management may also apply judgment to adjust the loss factors derived from our models, taking into consideration model imprecision and specific, known events, such as current credit conditions, that may affect the credit quality of our multifamily loan portfolio but are not yet reflected in our model-generated loss factors. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.
We establish a specific multifamily loss reserve for multifamily loans that we determine are individually impaired. We identify multifamily loans for evaluation for impairment through a credit risk assessment process. As part of this assessment process, we stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan and management judgment. We categorize loan credit risk, taking into consideration available operating statements and expected cash flows from the underlying property, the estimated value of the property, the historical loan payment experience and current relevant market conditions that may impact credit quality. If we conclude that a multifamily loan is impaired, we measure the impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property less the estimated discounted costs to sell the property and any lender loss sharing or other proceeds we expect to receive. When a multifamily loan is deemed individually impaired because we have modified it, we measure the impairment based on the difference between our recorded investment in the loan and the present value of expected cash flows discounted at the loan’s original interest rate unless foreclosure is probable, at which time we measure impairment the same way we measure it for other individually impaired multifamily loans. We generally obtain property appraisals from independent third-parties to determine the fair value of multifamily loans that we consider to be individually impaired. We also obtain property appraisals and broker price opinions when we foreclose on a multifamily property. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.
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
In the second quarter of 2012, we updated our assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities to incorporate recent observable market trends, which included extending the time it takes to liquidate loans underlying these securities and increasing severity rates for loans where the servicer stopped advancing payments. These updates resulted in lower net present value of cash flow projections on our Alt-A and subprime private-label securities and increased our other-than-temporary impairment expense by approximately $500 million.
We provide more detailed information on our accounting for other-than-temporary impairment in “Note 1, Summary of Significant Accounting Policies” and “Note 5, Investments in Securities.” See “Risk Factors” for a discussion of the risks associated with possible future write-downs of our investment securities.
Deferred Tax Assets
We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.
Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	the sustainability of recent profitability required to realize the deferred tax assets;

•	the cumulative net losses in our consolidated statements of operations in recent years;

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years; and

•	the carryforward periods for net operating losses and tax credits.
As of December 31, 2012, we have concluded that it is more likely than not that our deferred tax asset will not be realized in its entirety and that therefore we should retain the valuation allowance against our net deferred tax assets. The valuation allowance as of December 31, 2012 was $58.9 billion. Giving more weight to evidence that could be objectively verified than to evidence that could not be objectively verified, we determined that the factors in favor of releasing the allowance were outweighed by the evidence against releasing the valuation allowance. The factors that weighed against releasing the allowance as of December 31, 2012 and ultimately outweighed the factors in favor of releasing the reserve discussed below were the following:

•	on a cumulative basis, we reported losses in our consolidated statements of operations for the three years ended December 31, 2012;

•
the impact of a reduction in funds available to us under the senior preferred stock purchase agreement that would have resulted from releasing the valuation allowance in the fourth quarter of 2012, which we discuss below;

•	stability in the housing market is relatively recent and home prices, while improving, are still well below their peak, which results in uncertainty regarding our projections of future credit losses;

•	the uncertainty surrounding the future of our company given we are in conservatorship; and

•	we have a limited recent history of profitability and a large number of delinquent loans in our book of business.
Under the terms of the senior preferred stock purchase agreement, the amount of funding available to us after December 31, 2012 is adjusted based on our positive net worth as of December 31, 2012 and is not affected by any positive net worth we may have on future dates. Accordingly, the amount of funding available under the senior preferred stock purchase agreement will be reduced only to the extent that we draw funds from Treasury under the agreement in the future. A decision to release the valuation allowance in 2013 will not reduce the funding available to us under the senior preferred stock purchase agreement.

Releasing the valuation allowance in the fourth quarter of 2012 would have decreased our available funding under the senior preferred stock purchase agreement to approximately $84 billion, compared to approximately $118 billion of available funding that resulted from not releasing the valuation allowance in the fourth quarter.
There was significant uncertainty regarding the effects that an approximately $34 billion reduction in the funds available to us under the senior preferred stock purchase agreement would have had on our business and financial results, including regulatory actions that would limit our business operations to ensure safety and soundness of the company, particularly in view of the fact that stability in the housing market and improvements in our financial results are relatively recent. This uncertainty was a significant consideration in our determination not to release the valuation allowance as of December 31, 2012.
In addition, it is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of pre-tax income or loss as the primary measure of cumulative losses in recent years. Over the three years ended December 31, 2012, we remain in a cumulative loss position. However, we expect that as of the end of the first quarter 2013, we will report income for the fifth consecutive quarter and we will show cumulative profits for the past twelve quarters.
The following factors weighed in favor of releasing the allowance as of December 31, 2012:

•	our 2012 profitability and our expectations regarding the sustainability of profits;

•	the strong credit profile of the loans we have acquired since 2009;

•	the significant size of our guaranty book of business and our contractual rights for future revenue from this book of business;

•	our taxable income for 2012 and our expectations regarding the likelihood of future taxable income; and

•	the carryforward periods for our net operating losses and tax credits.
We will continue to evaluate the recoverability of our deferred tax assets. Our evaluation in future quarters will be made by reviewing all relevant factors as of the end of those periods including the factors discussed above to the extent applicable. Releasing all or a portion of the valuation allowance after December 31, 2012 will not reduce the funding available to us under the senior preferred stock purchase agreement, as discussed above. In addition, we expect that, as of the first quarter of 2013, we will no longer be in a three-year cumulative loss position. Accordingly, although we have not completed the analysis, we believe that, after considering all relevant factors, we may release the valuation allowance as early as the first quarter of 2013.
If we reverse all or a significant portion of our valuation allowance in a future period we would record a material tax benefit in net income reflecting the reversal. This tax benefit would increase our net worth as of the end of the period in which we record it and, as a result, the amount of the dividend we will be required to pay Treasury in the following quarter pursuant to the terms of the senior preferred stock purchase agreement. This tax benefit would also result in a large negative effective tax rate in the period in which the valuation allowance is released.
In addition, if all or a significant portion of the valuation allowance is reversed, our effective tax rate will approach the statutory tax rate after the year in which the reversal is recorded. Our recorded effective tax rate has been at or close to zero since we established our valuation allowance because our provision or benefit for income taxes, as it relates to the change in the deferred tax asset balance, has been offset by a corresponding decrease or increase to our valuation allowance.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our consolidated results of operations for the periods indicated and should be read together with our consolidated financial statements, including the accompanying notes. In 2009, FASB concurrently revised the accounting guidance related to the consolidation of variable interest entities and the accounting guidance related to transfers of financial assets. On January 1, 2010, we prospectively adopted the revised guidance for these topics, which had a significant impact on the presentation and comparability of our consolidated financial statements. See “Note 1, Summary of Significant Accounting Policies” for more information on the revised accounting guidance.

Table 9 displays a summary of our consolidated results of operations for the periods indicated.
Table 9: Summary of Consolidated Results of Operations

	For the Year Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in millions)
Net interest income	$21,501	$19,281	$16,409	$2,220	$2,872
Fee and other income	1,487	1,163	1,084	324	79
Net revenues	$22,988	$20,444	$17,493	$2,544	$2,951
Investment gains, net	487	506	346	(19)	160
Net other-than-temporary impairments	(713)	(308)	(722)	(405)	414
Fair value losses, net	(2,977)	(6,621)	(511)	3,644	(6,110)
Administrative expenses	(2,367)	(2,370)	(2,597)	3	227
Credit-related income (expenses):
Benefit (provision) for credit losses	852	(26,718)	(24,896)	27,570	(1,822)
Foreclosed property income (expense)	254	(780)	(1,718)	1,034	938
Total credit-related income (expenses)	1,106	(27,498)	(26,614)	28,604	(884)
Other non-interest expenses(1)	(1,304)	(1,098)	(1,495)	(206)	397
Income (loss) before federal income taxes	17,220	(16,945)	(14,100)	34,165	(2,845)
Benefit for federal income taxes	—	90	82	(90)	8
Net income (loss)	$17,220	$(16,855)	$(14,018)	$34,075	$(2,837)
Less: Net loss attributable to noncontrolling interest	4	—	4	4	(4)
Net income (loss) attributable to Fannie Mae	$17,224	$(16,855)	$(14,014)	$34,079	$(2,841)
Total comprehensive income (loss) attributable to Fannie Mae	$18,843	$(16,408)	$(10,570)	$35,251	$(5,838)
__________

(1)	Consists of debt extinguishment losses, net and other expenses.
Net Interest Income
Net interest income represents the difference between interest income and interest expense and is a primary source of our revenue. The amount of interest income and interest expense we recognize in the consolidated statements of operations and comprehensive income (loss) is affected by our investment and debt activity, asset yields (including the impact of loans on nonaccrual status) and our funding costs.
Table 10 displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Table 11 displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 10: Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$370,455	$14,255	3.85%	$392,719	$14,829	3.78%	$362,785	$14,992	4.13%
Mortgage loans of consolidated trusts	2,621,317	110,451	4.21	2,596,816	123,633	4.76	2,619,258	132,591	5.06
Total mortgage loans	2,991,772	124,706	4.17	2,989,535	138,462	4.63	2,982,043	147,583	4.95
Mortgage-related securities	268,761	12,709	4.73	316,963	14,607	4.61	387,798	19,552	5.04
Elimination of Fannie Mae MBS held in portfolio	(173,933)	(8,492)	4.88	(202,806)	(10,360)	5.11	(250,748)	(13,232)	5.28
Total mortgage-related securities, net(1)	94,828	4,217	4.45	114,157	4,247	3.72	137,050	6,320	4.61
Non-mortgage securities(2)	50,282	71	0.14	71,713	117	0.16	91,613	221	0.24
Federal funds sold and securities purchased under agreements to resell or similar arrangements	38,708	73	0.19	26,045	32	0.12	28,685	62	0.22
Advances to lenders	6,220	123	1.98	3,943	85	2.16	3,523	84	2.38
Total interest-earning assets	$3,181,810	$129,190	4.06%	$3,205,393	$142,943	4.46%	$3,242,914	$154,270	4.76%
Interest-bearing liabilities:
Short-term debt(3)	$102,877	$147	0.14%	$160,704	$301	0.19%	$212,784	$619	0.29%
Long-term debt	561,280	11,925	2.12	585,362	14,711	2.51	583,369	18,857	3.23
Total short-term and long-term funding debt	664,157	12,072	1.82	746,066	15,012	2.01	796,153	19,476	2.45
Debt securities of consolidated trusts	2,697,592	104,109	3.86	2,651,121	119,010	4.49	2,682,434	131,617	4.91
Elimination of Fannie Mae MBS held in portfolio	(173,933)	(8,492)	4.88	(202,806)	(10,360)	5.11	(250,748)	(13,232)	5.28
Total debt securities of consolidated trusts held by third parties	2,523,659	95,617	3.79	2,448,315	108,650	4.44	2,431,686	118,385	4.87
Total interest-bearing liabilities	$3,187,816	$107,689	3.38%	$3,194,381	$123,662	3.87%	$3,227,839	$137,861	4.27%
Net interest income/net interest yield(1)		$21,501	0.68%		$19,281	0.60%		$16,409	0.51%
Net interest income/net interest yield of consolidated trusts(4)		$6,342	0.24%		$4,623	0.18%		$974	0.04%

	As of December 31,
	2012	2011	2010
Selected benchmark interest rates(5)
3-month LIBOR	0.31%	0.58%	0.30%
2-year swap rate	0.39	0.73	0.80
5-year swap rate	0.86	1.22	2.17
30-year Fannie Mae MBS par coupon rate	2.23	2.88	4.13
__________

(1)
Includes an out-of-period adjustment of $727 million to reduce “Interest income: Available-for-sale securities” in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2011. Without this adjustment the average interest rate earned on total mortgage-related securities would have been 4.36% and the total net interest yield would have been 0.62% for the year ended December 31, 2011.

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

(5)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg L.P.
Table 11: Rate/Volume Analysis of Changes in Net Interest Income

	2012 vs. 2011			2011 vs. 2010
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(574)	$(853)	$279	$(163)	$1,185	$(1,348)
Mortgage loans of consolidated trusts	(13,182)	1,156	(14,338)	(8,958)	(1,128)	(7,830)
Total mortgage loans	(13,756)	303	(14,059)	(9,121)	57	(9,178)
Total mortgage-related securities, net(2)	(757)	(846)	89	(1,346)	(902)	(444)
Non-mortgage securities(3)	(46)	(32)	(14)	(104)	(42)	(62)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	41	20	21	(30)	(5)	(25)
Advances to lenders	38	46	(8)	1	9	(8)
Total interest income	(14,480)	(509)	(13,971)	(10,600)	(883)	(9,717)
Interest expense:
Short-term debt(4)	(154)	(93)	(61)	(318)	(130)	(188)
Long-term debt	(2,786)	(586)	(2,200)	(4,146)	64	(4,210)
Total short-term and long-term funding debt	(2,940)	(679)	(2,261)	(4,464)	(66)	(4,398)
Total debt securities of consolidated trusts held by third parties	(13,033)	3,479	(16,512)	(9,735)	940	(10,675)
Total interest expense	(15,973)	2,800	(18,773)	(14,199)	874	(15,073)
Net interest income(2)	$1,493	$(3,309)	$4,802	$3,599	$(1,757)	$5,356
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Excludes an out-of-period adjustment of $727 million that reduced the interest income on mortgage related securities for the year ended December 31, 2011.

(3)	Includes cash equivalents.

(4)	Includes federal funds purchased and securities sold under agreements to repurchase.
Although our portfolio balance declined, net interest income increased in 2012 compared with 2011, primarily due to lower interest expense on funding debt, a reduction in the amount of interest income not recognized for nonaccrual mortgage loans and accelerated net amortization income on loans and debt of consolidated trusts. These factors were partially offset by lower interest income on Fannie Mae mortgage loans and securities. The primary drivers of these changes were:

•	lower interest expense on funding debt due to lower borrowing rates and lower funding needs, which allowed us to continue to replace higher-cost debt with lower-cost debt;

•
higher coupon interest income recognized on mortgage loans due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans. The balance of nonaccrual loans in our consolidated balance sheet declined as we continued to complete a high number of loan workouts and foreclosures, and fewer loans became seriously delinquent;

•	accelerated net amortization income related to mortgage loans and debt of consolidated trusts driven by a high volume of prepayments due to declining interest rates;

•
lower interest income on Fannie Mae mortgage loans due to a decrease in average balance and new business acquisitions which continued to replace higher-yielding loans with loans issued at lower mortgage rates; and

•
lower interest income on mortgage securities due to a decrease in the balance of our mortgage securities, as we continue to manage our portfolio to the requirements of the senior preferred stock purchase agreement.

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

•
lower interest income on mortgage securities due to a decrease in the balance of our mortgage securities, as we continue to manage our portfolio to the requirements of the senior preferred stock purchase agreement; and

•
lower yields on mortgage loans as new business acquisitions continue to replace higher-yielding loans with loans issued at lower mortgage rates. The reduction in interest income on loans due to lower yields was partially offset by a reduction in the amount of interest income not recognized for nonaccrual mortgage loans, due to a decline in the balance of nonaccrual loans in our consolidated balance sheets as we continued to complete a high number of loan modifications and foreclosures.

Additionally, our net interest income and net interest yield were higher than they would have otherwise been in 2010 through 2012 because our debt funding needs were lower than they would otherwise have been as a result of the funds we received from Treasury under the senior preferred stock purchase agreement and because dividends paid to Treasury are not recognized in interest expense.
We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheets at fair value. We recognize the difference between (1) the initial fair value of the consolidated trust’s mortgage loans and debt and (2) the unpaid principal balance as cost basis adjustments in our consolidated balance sheets. These cost basis adjustments are amortized over the contractual life of the underlying loans as a component of net interest income. Cost basis adjustments related to consolidated debt that is in a premium position are amortized as an income component within net interest income, while cost basis adjustments related to underlying mortgage loans that are in a premium position are recognized as an expense component within net interest income. Net unamortized premiums on debt of consolidated trusts exceeded net unamortized premiums on the related mortgage loans by $16.8 billion as of December 31, 2012, compared with $8.7 billion as of December 31, 2011. The increase is primarily due to higher prepayment volumes which significantly increased our portfolio securitization transactions during 2012.
We had $15.8 billion in net unamortized discounts and other cost basis adjustments on mortgage loans of Fannie Mae included in our consolidated balance sheets as of December 31, 2012 compared with $17.9 billion as of December 31, 2011. The extent to which we may record these discounts and other cost basis adjustments as income in future periods will be based on the actual performance of the loans.
Mortgage loans average balance includes loans on nonaccrual status while interest income on these loans is recognized when collected. Table 12 displays the interest income not recognized for loans on nonaccrual status and the resulting reduction in our net interest yield on total interest earning assets for the periods indicated.
Table 12: Impact of Nonaccrual Loans on Net Interest Income

	For the Year Ended December 31,
	2012			2011			2010
	Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)
	(Dollars in millions)
Mortgage loans of Fannie Mae	$(3,403)			$(4,666)			$(4,721)
Mortgage loans of consolidated trusts	(594)			(896)			(3,692)
Total mortgage loans	$(3,997)	(12)	bps	$(5,562)	(18)	bps	$(8,413)	(26)	bps
__________

(1)	Amount includes cash received for loans on nonaccrual status.

(2)	Calculated based on annualized interest income not recognized divided by total interest-earning assets, expressed in basis points.
For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”

Other-Than-Temporary Impairment of Investment Securities
Net other-than-temporary impairments in 2012 increased compared with 2011. The increase was primarily driven by an update to the assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities in the second quarter of 2012.
The net other-than-temporary impairment charges recognized in 2011 and 2010 were primarily driven by a net decline in forecasted home prices for certain geographic regions, which resulted in a decrease in the present value of our cash flow projections on Alt-A and subprime private-label securities. The charges recorded in 2011 were partially offset by an out-of-period adjustment, which reduced “Other-than-temporary impairments” in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2011.
Fair Value Losses, Net
Table 13 displays the components of our fair value gains and losses.
Table 13: Fair Value Losses, Net

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Risk management derivatives fair value losses attributable to:
Net contractual interest expense accruals on interest rate swaps	$(1,430)	$(2,185)	$(2,895)
Net change in fair value during the period	(508)	(3,954)	1,088
Total risk management derivatives fair value losses, net	(1,938)	(6,139)	(1,807)
Mortgage commitment derivatives fair value losses, net	(1,688)	(423)	(1,193)
Total derivatives fair value losses, net	(3,626)	(6,562)	(3,000)
Trading securities gains, net	1,004	266	2,692
Other, net(1)	(355)	(325)	(203)
Fair value losses, net	$(2,977)	$(6,621)	$(511)

	2012	2011	2010
5-year swap rate:
As of March 31	1.27%	2.47%	2.73%
As of June 30	0.97	2.03	2.06
As of September 30	0.76	1.26	1.51
As of December 31	0.86	1.22	2.18
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
We can expect high levels of period-to-period volatility in our results of operations and financial condition due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark to market through our earnings. These instruments include trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives may fluctuate, some of the financial instruments that the derivatives hedge are not recorded at fair value in our consolidated financial statements. Therefore, the accounting volatility resulting from market fluctuations related to our trading securities and derivatives may not be indicative of the economics of these transactions.

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
We present, by derivative instrument type, the fair value gains and losses on our derivatives for the years ended December 31, 2012, 2011 and 2010 in “Note 9, Derivative Instruments.”
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

We recognized risk management derivative fair value losses in 2012, 2011 and 2010 primarily as a result of a decrease in the fair value of our pay-fixed derivatives due to a decline in swap rates during the periods. Risk management derivative fair value losses in 2011 were greater than the losses in 2012, primarily due to a significant decline in swap rates in 2011 compared with a more modest decline in swap rates in 2012. In 2010, the risk management derivative fair value losses we recognized were also the result of time decay on our purchased options and a decrease in implied interest rate volatility, which reduced the fair value of our purchased options.
Because risk management derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our overall interest rate risk profile and in conjunction with the other offsetting mark-to-market gains and losses presented in Table 13. For additional information on our use of derivatives to manage interest rate risk, including the economic objective of our use of various types of derivative instruments, changes in our derivatives activity and the outstanding notional amounts, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Interest Rate Risk Management.”

Mortgage Commitment Derivatives Fair Value Losses, Net
Certain commitments to purchase or sell mortgage-related securities and to purchase single-family mortgage loans are generally accounted for as derivatives. For open mortgage commitment derivatives, we include changes in their fair value in our consolidated statements of operations and comprehensive income (loss). When derivative purchase commitments settle, we include the fair value of the commitment on the settlement date in the cost basis of the loan or security we purchase. When derivative commitments to sell securities settle, we include the fair value of the commitment on the settlement date in the cost basis of the security we sell. Purchases of securities issued by our consolidated MBS trusts are treated as extinguishments of debt; we recognize the fair value of the commitment on the settlement date as a component of debt extinguishment gains and losses. Sales of securities issued by our consolidated MBS trusts are treated as issuances of consolidated debt; we recognize the fair value of the commitment on the settlement date as a component of debt in the cost basis of the debt issued.
We recognized fair value losses on our mortgage commitments in 2012, 2011 and 2010 primarily due to losses on commitments to sell mortgage-related securities as a result of an increase in prices as interest rates decreased during the commitment period. Mortgage commitment derivative fair value losses in 2012 were greater than the losses in 2011, primarily as a result of (1) a higher volume of net commitments to sell mortgage-related securities and (2) a further increase in prices driven by the Federal Reserve’s announcement that it would increase its MBS purchases from financial institutions beginning in September 2012.
Trading Securities Gains, Net
The estimated fair value of our trading securities may fluctuate substantially from period-to-period primarily due to changes in interest rates and credit spreads. Gains from our trading securities in 2012 were primarily driven by the narrowing of credit spreads on commercial mortgage-backed securities (“CMBS”). Gains from our trading securities in 2011 were primarily driven by higher prices on our CMBS as a result of significant narrowing of the U.S. Treasury yield curve and swap yield curve spreads offset by widening credit spreads. Gains from trading securities in 2010 were primarily driven by a decrease in interest rates and narrowing of credit spreads, primarily on CMBS.
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
Administrative Expenses
Administrative expenses were flat in 2012 compared with 2011, as continued efforts to reduce ongoing operating costs were offset by additional costs related to the execution of FHFA’s strategic goals. Administrative expenses decreased in 2011 compared with 2010 due to cost reduction efforts and a realignment of resources in order to focus on our most critical priorities. We expect that our administrative expenses may increase in 2013 compared with 2012 as we continue to execute on our strategic goals.
Credit-Related (Income) Expenses
We refer to our (benefit) provision for loan losses and our provision for guaranty losses collectively as our “(benefit) provision for credit losses.” Credit-related (income) expenses consist of our benefit (provision) for credit losses and foreclosed property (income) expense.
Benefit (Provision) for Credit Losses
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
Table 14 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. The fair value losses shown in Table 14 represent credit losses we expect to realize in the future or amounts that will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”
Table 14: Total Loss Reserves

	As of December 31,
	2012	2011
	(Dollars in millions)
Allowance for loan losses	$58,795	$72,156
Reserve for guaranty losses(1)	1,231	994
Combined loss reserves	60,026	73,150
Allowance for accrued interest receivable	1,737	2,496
Allowance for preforeclosure property taxes and insurance receivable(2)	866	1,292
Total loss reserves	62,629	76,938
Fair value losses previously recognized on acquired credit-impaired loans(3)	13,694	16,273
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$76,323	$93,211
__________

(1)	Amount included in “Other liabilities” in our consolidated balance sheets.

(2)	Amount included in “Other assets” in our consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets.
The following table displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the periods indicated.

Table 15: Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$72,156	$61,556	$9,925	$2,772	$629
Adoption of consolidation accounting guidance(1)	—	—	43,576	—	—
(Benefit) provision for loan losses	(1,191)	25,914	24,702	9,569	4,022
Charge-offs(2)	(15,139)	(21,170)	(22,878)	(2,245)	(1,987)
Recoveries	1,784	5,272	3,077	214	190
Other(3)	1,185	584	3,154	(385)	(82)
Ending balance	$58,795	$72,156	$61,556	$9,925	$2,772
Reserve for guaranty losses:
Beginning balance	$994	$323	$54,430	$21,830	$2,693
Adoption of consolidation accounting guidance(1)	—	—	(54,103)	—	—
Provision for guaranty losses	339	804	194	63,057	23,929
Charge-offs	(174)	(138)	(203)	(31,142)	(4,986)
Recoveries	72	5	5	685	194
Ending balance	$1,231	$994	$323	$54,430	$21,830
Combined loss reserves:
Beginning balance	$73,150	$61,879	$64,355	$24,602	$3,322
Adoption of consolidation accounting guidance(1)	—	—	(10,527)	—	—
Total (benefit) provision for credit losses	(852)	26,718	24,896	72,626	27,951
Charge-offs(2)	(15,313)	(21,308)	(23,081)	(33,387)	(6,973)
Recoveries	1,856	5,277	3,082	899	384
Other(3)	1,185	584	3,154	(385)	(82)
Ending balance	$60,026	$73,150	$61,879	$64,355	$24,602
Attribution of charge-offs:
Charge-offs attributable to guaranty book of business	$(15,249)	$(21,192)	$(22,901)	$(12,832)	$(4,544)
Charge-offs attributable to fair value losses on acquired credit-impaired and HomeSaver Advance loans	(64)	(116)	(180)	(20,555)	(2,429)
Total charge-offs	$(15,313)	$(21,308)	$(23,081)	$(33,387)	$(6,973)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$58,809	$71,512	$60,163	$62,312	$24,498
Multifamily	1,217	1,638	1,716	2,043	104
Total	$60,026	$73,150	$61,879	$64,355	$24,602
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	2.08%	2.52%	2.10%	2.14%	0.87%
Multifamily	0.59	0.84	0.91	1.10	0.06
Combined loss reserves as a percentage of:
Total guaranty book of business	1.97%	2.41%	2.03%	2.08%	0.83%
Recorded investment in nonperforming loans	23.92	29.03	24.40	28.98	20.51

_________

(1)
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

(2)	Includes accrued interest of $872 million, $1.4 billion, $2.4 billion, $1.5 billion and $642 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

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
We recognized a benefit for credit losses of $852 million in 2012 compared with a provision for credit losses of $26.7 billion in 2011. This result was driven by improvement in the profile of our single-family book of business due to continuing positive trends in the housing market and our ongoing efforts to improve the credit quality of our single-family guaranty book of business. Specifically, the profile of our single-family guaranty book improved due to:

•
A 4.7% increase in home prices in 2012 compared with a home price decline of 3.7% in 2011. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default.

•
An increase in sales prices of our REO properties. We received net proceeds from our REO sales equal to 59% of the loans’ unpaid principal balance in 2012, compared with 54% in 2011. Sales prices on dispositions of our REO properties improved in 2012 as a result of increased demand compared with 2011 as well as our efforts to improve the sales execution of our REO properties. The increase in sales proceeds reduces the amount of credit loss at foreclosure and, accordingly, results in a lower provision for credit losses.

•
A continued reduction in the number of delinquent loans in our single-family guaranty book of business. Our serious delinquency rate declined from 3.91% as of December 31, 2011 to 3.29% as of December 31, 2012 and our early stage delinquencies declined from 2.91% as of December 31, 2011 to 2.62% as of December 31, 2012. The reduction in the delinquency rates is due, in part, to our efforts since 2009 to improve our underwriting standards and the credit quality of our single-family guaranty book of business, which has resulted in a decrease in the number of loans becoming delinquent. A decline in the number of loans becoming delinquent or seriously delinquent reduces our total loss reserves and provision for credit losses.

The improvement in our credit results in 2012 was partially offset by a $3.5 billion increase in our provision for credit losses due to changes in our assumptions and data used in calculating our loss reserves. For additional information on the impact from changes in our assumptions used in calculating our loss reserves in the third quarter of 2012, see “Critical Accounting Policies and Estimates—Total Loss Reserves.”
In addition, the improvement in our credit results in 2012 was also partially offset by a change in our accounting for loans to certain borrowers who have received bankruptcy relief, which led to an increase in the number of loans we classify as troubled debt restructurings (“TDRs”). In the third quarter of 2012, we began classifying loans as TDRs where the borrower used the bankruptcy process to receive a discharge of the mortgage debt or to cure a mortgage delinquency over time. We determined that the discharge of mortgage debt in bankruptcy was a concession in cases in which the discharge effectively resulted in us losing our ability to hold the borrower personally liable for deficiencies under state law, although we continue to be able to foreclose on the collateral. We also determined that curing a mortgage delinquency over time through bankruptcy resulted in a concession similar to other long-term repayment plans. The increase in TDRs as a result of the implementation of this change in the third quarter of 2012 resulted in an increase in our provision for credit losses of approximately $1.1 billion.
Our provision for credit losses increased in 2011 compared with 2010 primarily due to: (1) a decline in actual and projected home prices in 2011, which led to an increase in projected defaults and higher loss severity rates; (2) a decrease in the estimated recovery amount from mortgage insurance coverage; and (3) the implementation of new accounting guidance that increased our TDR population, which increased the number of loans that were individually impaired. The increase in our provision was partially offset by an increase in cash received by us and estimated amounts due to us for repurchase requests; and accelerated expected prepayment speeds due to the lower interest rate environment, which reduced the expected lives of loans and increased the present value of cash flows expected on those loans.
In April 2012, FHFA issued an Advisory Bulletin that could have an impact on our provision for credit losses in the future; however, we are still assessing the impact of the Advisory Bulletin. See “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” for additional information.
We discuss our expectations regarding our future loss reserves in “Executive Summary—Outlook—Loss Reserves.”
Loss Reserves Concentration Analysis
Certain loan categories have contributed disproportionately to the increase in our nonperforming loans and credit losses. These categories include: loans on properties in California, Florida, Arizona and Nevada and certain Midwest states; loans originated in 2005 through 2008; and loans related to higher-risk product types, such as Alt-A loans. Our total single-family loss reserves are also disproportionately higher for these states, Alt-A loans and our 2005 through 2008 vintages. Table 16 displays our single-family loss reserves concentration analysis.
Table 16: Total Single-Family Loss Reserves Concentration Analysis(1)

	Total Single-Family Loss Reserves
	As of December 31,
	2012	2011
Illinois, Indiana, Michigan, and Ohio	14%	13%
California, Florida, Arizona, Nevada	44	49
Alt-A	27	29
2005 - 2008	85	88
_________

(1)	Loans that meet more than one category are included in each applicable category.
Nonperforming Loans
Our balance of nonperforming single-family loans remained high as of December 31, 2012 due to both high levels of delinquencies and an increase in TDRs. When a TDR occurs, the loan may return to a current status, but it will continue to be classified as a nonperforming loan as the loan is not performing in accordance with its original terms. Table 17 displays the composition of our nonperforming loans, which includes our single-family and multifamily held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.” For activity related to our single-family TDRs, see Table 48 in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Table 17: Nonperforming Single-Family and Multifamily Loans

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$114,761	$142,998	$170,788	$37,596	$15,610
TDRs on accrual status(1)	136,064	108,797	82,702	9,880	5,799
Total on-balance sheet nonperforming loans	250,825	251,795	253,490	47,476	21,409
Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts(2)	72	154	89	174,588	98,546
Total nonperforming loans	250,897	251,949	253,579	222,064	119,955
Allowance for loan losses and allowance for accrued interest receivable related to individually impaired on-balance sheet nonperforming loans	(45,776)	(47,711)	(38,827)	(5,609)	(723)
Total nonperforming loans, net of allowance	$205,121	$204,238	$214,752	$216,455	$119,232
Accruing on-balance sheet loans past due 90 days or more(3)	$3,580	$768	$896	$612	$317

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$7,554	$8,224	$8,185	$1,341	$401
Interest income recognized for the period(5)	6,442	6,598	7,995	1,206	771
__________

(1)	Includes HomeSaver Advance first-lien loans on accrual status.

(2)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(3)
Recorded investment in loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. As of December 31, 2012, includes loans with a recorded investment of $2.8 billion which were repurchased in January 2013 pursuant to our resolution agreement with Bank of America. These loans were returned to accrual status to reflect the change in our assessment of collectibility resulting from this agreement, see “Note 20, Subsequent Events.” Also includes loans insured or guaranteed by the U.S. government and loans for which we have recourse against the seller in the event of a default.

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

Foreclosed Property (Income) Expense
We recorded foreclosed property income in 2012 compared with recording foreclosed property expense in 2011 primarily due to: (1) improved sales prices on dispositions of our REO properties, resulting from strong demand in markets with limited REO supply and (2) the recognition of foreclosed property income resulting from resolutions with Bank of America on January 6, 2013 related to outstanding repurchase requests and compensatory fees. Compensatory fees are amounts we charge our primary servicers for servicing delays within their control when they fail to comply with established loss mitigation and foreclosure timelines as required by our Servicing Guide, which sets forth our policies and procedures related to servicing our single-family mortgages. See “Note 20, Subsequent Events” for additional information on these agreements and their impact on our financial results.
Foreclosed property expense decreased in 2011 compared with 2010 due, in part, to an increase in cash received by us and estimated amounts due to us for repurchase requests. These amounts were recognized in our provision for credit losses and foreclosed property expense. In addition, we had fewer REO properties in 2011 compared with 2010, primarily driven by delays in the foreclosure process, which resulted in lower foreclosed property expense. The decrease in foreclosed property expense was partially offset by a decrease in the estimated recovery amount from mortgage insurance coverage.

Credit Loss Performance Metrics
Our credit-related (income) expenses should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonperforming loans in our mortgage portfolio, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 18 displays the components of our credit loss performance metrics as well as our average single-family and multifamily default rates and initial charge-off severity rates.
Table 18: Credit Loss Performance Metrics

	For the Year Ended December 31,
	2012			2011			2010
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$13,457	44.2	bps	$16,031	52.4	bps	$19,999	65.6	bps
Foreclosed property (income) expense	(254)	(0.8)		780	2.6		1,718	5.6
Credit losses including the effect of fair value losses on acquired credit-impaired loans	13,203	43.4		16,811	55.0		21,717	71.2
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(2)	1,446	4.8		1,926	6.3		1,914	6.2
Credit losses and credit loss ratio	$14,649	48.2	bps	$18,737	61.3	bps	$23,631	77.4	bps
Credit losses attributable to:
Single-family	$14,392			$18,346			$23,133
Multifamily	257			391			498
Total	$14,649			$18,737			$23,631
Single-family default rate		1.55%			1.71%			1.99%
Single-family initial charge-off severity rate (3)		30.71%			34.82%			34.07%
Average multifamily default rate		0.35%			0.53%			0.61%
Average multifamily initial charge-off severity rate (3)		37.43%			37.10%			39.18%
__________

(1)	Basis points are based on the amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from short sales.

Credit losses decreased in 2012 compared with 2011 primarily due to improved actual home prices and sales prices of our REO properties and lower REO acquisitions primarily due to the continued slow pace of foreclosures in 2012. The decrease in credit losses in 2011 compared with 2010 was driven by delays in the foreclosure process and an increase in cash received by us and estimated amounts due to us for repurchase requests.
Table 19 displays an analysis of our credit losses in certain higher-risk loan categories, loan vintages and loans within certain states that have continued to account for a disproportionate share of our credit losses as compared with our other loans.

Table 19: Credit Loss Concentration Analysis

	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single-Family Credit Losses
	As of December 31,			For the Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Geographical Distribution:
Arizona, California, Florida, and Nevada	28%	28%	28%	51%	58%	56%
Illinois, Indiana, Michigan, and Ohio	10	10	11	19	12	14
All other states	62	62	61	30	30	30
Select higher-risk product features(2)	22	21	22	54	56	61
Vintages:
2005 - 2008	22	31	38	82	83	88
All other vintages	78	69	62	18	17	12
__________

(1)
Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original LTV ratios greater than 90% and loans with FICO credit scores less than 620.
Our new single-family book of business accounted for approximately 5% of our single-family credit losses for 2012. Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines. We provide more detailed credit performance information, including serious delinquency rates by geographic region and foreclosure activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”
Regulatory Hypothetical Stress Test Scenario
Under a September 2005 agreement with FHFA’s predecessor, the OFHEO, we are required to disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States followed by a return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.
Table 20 displays the credit loss sensitivities as of the dates indicated for first-lien single-family loans that are in our portfolio or underlying Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancements.
Table 20: Single-Family Credit Loss Sensitivity(1)

	As of December 31,
	2012	2011
	(Dollars in millions)
Gross single-family credit loss sensitivity	$13,508	$21,922
Less: Projected credit risk sharing proceeds	(2,206)	(1,690)
Net single-family credit loss sensitivity	$11,302	$20,232
Single-family loans in our portfolio and loans underlying Fannie Mae MBS	$2,765,460	$2,769,454
Single-family net credit loss sensitivity as a percentage of outstanding single-family loans in our portfolio and Fannie Mae MBS	0.41%	0.73%

__________

(1)
Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 98% and 97% of our total single-family guaranty book of business as of December 31, 2012 and 2011, respectively. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

The decrease in the projected credit loss sensitivities in 2012 compared with 2011 was the result of the increase in home prices and lower projected default expectations for loans in our single-family guaranty book of business. Because these sensitivities represent hypothetical scenarios, they should be used with caution. Our regulatory stress test scenario is limited in that it assumes an instantaneous uniform 5% nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Changes in home prices generally vary on a regional, as well as a local, basis. In addition, these stress test scenarios are calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, which are likely to have a significant impact on our future expected credit losses.
Other Non-Interest Expenses
Other non-interest expenses consist of credit enhancement expenses, which reflect the amortization of the credit enhancement asset we record at the inception of guaranty contracts; costs associated with the purchase of additional mortgage insurance to protect against credit losses; net gains and losses on the extinguishment of debt; servicer incentive fees in connection with loans modified under HAMP; our obligation to Treasury under the TCCA, which was effective on April 1, 2012; and other miscellaneous expenses.
Other non-interest expenses increased in 2012 compared with 2011 primarily due to our obligation and payments to Treasury under the TCCA of $238 million. As a result of the TCCA, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after April 1, 2012 for securitization by 10 basis points and are required to remit this increase to Treasury, rather than retaining the incremental revenue. The resulting revenue is included in net interest income and the expense is included in other expenses. Other non-interest expenses decreased in 2011 compared with 2010 primarily due to a decrease in net losses recorded on the extinguishment of debt as a result of lower funding needs in 2011 compared with higher call activity due to low interest rates in 2010.
Federal Income Taxes
We did not recognize a provision or a benefit for federal income taxes in 2012. We recorded a benefit for federal income taxes of $90 million for 2011 because we effectively settled our 2007 and 2008 tax years with the Internal Revenue Service (“IRS”) in 2011. We recorded a benefit for federal income taxes of $82 million for 2010 primarily due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 1999 through 2004.
We discuss federal income taxes and the factors that led us to record a valuation allowance against our net deferred tax assets in “Note 10, Income Taxes.” The amount of deferred tax assets considered realizable is subject to adjustment in future periods. We will continue to monitor all available evidence to assess the recoverability of our deferred tax assets and to assess whether we should retain a valuation allowance against our net deferred tax assets.

BUSINESS SEGMENT RESULTS
We provide a more complete description of our business segments in “Business—Business Segments.” Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. Under our segment reporting structure, the sum of the results for our three business segments does not equal our consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our consolidated results of operations. We describe the management reporting and allocation process used to generate our segment results in “Note 13, Segment Reporting.”
In this section, we summarize our segment results for the years ended December 31, 2012, 2011 and 2010 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our consolidated results of operations in “Consolidated Results of Operations.” See “Note 13, Segment Reporting” for a reconciliation of our segment results to our consolidated results.
Summary
Table 21 displays a summary of our segment results for 2012, 2011 and 2010.
Table 21: Business Segment Summary

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Net revenues:(1)
Single-Family	$8,120	$5,675	$2,126
Multifamily	1,234	1,064	940
Capital Markets	12,667	12,901	13,400
Consolidated trusts	2,024	950	460
Eliminations/adjustments	(1,057)	(146)	567
Total	$22,988	$20,444	$17,493

Net income (loss) attributable to Fannie Mae:
Single-Family	$6,290	$(23,941)	$(26,680)
Multifamily	1,511	583	216
Capital Markets	14,201	8,999	16,074
Consolidated trusts	1,741	429	(224)
Eliminations/adjustments	(6,519)	(2,925)	(3,400)
Total	$17,224	$(16,855)	$(14,014)

	As of December 31,
	2012	2011	2010
	(Dollars in millions)
Total assets:
Single-Family	$17,595	$11,822	$14,843
Multifamily	5,182	5,747	4,881
Capital Markets	723,217	836,700	873,052
Consolidated trusts	2,749,571	2,676,952	2,673,937
Eliminations/adjustments	(273,143)	(319,737)	(344,741)
Total	$3,222,422	$3,211,484	$3,221,972
__________

(1)	Includes net interest (loss) income, guaranty fee income (expense), and fee and other income (expense).

Segment Results
Table 22 displays our segment results for 2012.
Table 22: Business Segment Results

	For the Year Ended December 31, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(790)	$(13)	$13,241	$7,156		$1,907	(3)	$21,501
Benefit for credit losses	672	180	—	—		—		852
Net interest (loss) income after benefit for credit losses	(118)	167	13,241	7,156		1,907		22,353
Guaranty fee income (expense)	8,151	1,040	(1,291)	(4,737)	(4)	(2,951)	(4)	212	(4)
Investment gains (losses), net	8	37	6,217	(1)		(5,774)	(5)	487
Net other-than-temporary impairments	—	—	(711)	(2)		—		(713)
Fair value losses, net	(8)	—	(3,041)	(313)		385	(6)	(2,977)
Debt extinguishment (losses) gains, net	—	—	(277)	33		—		(244)
Gains from partnership investments	—	123	—	—		(4)		119	(7)
Fee and other income (expense)	759	207	717	(395)		(13)		1,275
Administrative expenses	(1,590)	(269)	(508)	—		—		(2,367)
Foreclosed property income	247	7	—	—		—		254
Other expenses	(1,079)	(5)	(22)	—		(73)		(1,179)
Income before federal income taxes	6,370	1,307	14,325	1,741		(6,523)		17,220
(Provision) benefit for federal income taxes	(80)	204	(124)	—		—		—
Net income	6,290	1,511	14,201	1,741		(6,523)		17,220
Less: Net loss attributable to noncontrolling interest	—	—	—	—		4	(8)	4
Net income attributable to Fannie Mae	$6,290	$1,511	$14,201	$1,741		$(6,519)		$17,224
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our consolidated balance sheets.

(2)
Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)
Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income is included in fee and other income in our consolidated statements of operations and comprehensive income (loss).

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

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Gains from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive income (loss).

(8)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our consolidated balance sheets.

Single-Family Business Results
Table 23 displays the financial results of our Single-Family business for the periods indicated. For a discussion on Single-Family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Expenses and other items that impact income or loss primarily include credit-related income (expenses), net interest loss and administrative expenses.
Table 23: Single-Family Business Results

	For the Year Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in millions)
Net interest loss(1)	$(790)	$(2,411)	$(5,386)	$1,621	$2,975
Guaranty fee income(2)(3)	8,151	7,507	7,206	644	301
Credit-related income (expenses)(4)	919	(27,218)	(26,420)	28,137	(798)
Other expenses(3)(5)	(1,910)	(1,925)	(2,149)	15	224
Income (loss) before federal income taxes	6,370	(24,047)	(26,749)	30,417	2,702
(Provision) benefit for federal income taxes	(80)	106	69	(186)	37
Net income (loss) attributable to Fannie Mae	$6,290	$(23,941)	$(26,680)	$30,231	$2,739
Other key performance data:
Single-family effective guaranty fee rate (in basis points)(3)(6)	28.7	26.2	25.1
Single-family average charged guaranty fee on new acquisitions (in basis points)(3)(7)	39.9	28.8	25.7
Average single-family guaranty book of business(8)	$2,843,718	$2,864,919	$2,873,779
Single-family Fannie Mae MBS issuances(9)	$827,749	$564,606	$603,247
__________

(1)
Primarily includes the cost to reimburse the Capital Markets group for interest income not recognized for loans in our mortgage portfolio on nonaccrual status, the cost to reimburse MBS trusts for interest income not recognized for loans in consolidated trusts on nonaccrual status, and income from cash payments received on loans that have been placed on nonaccrual status.

(2)	Guaranty fee income is included in fee and other income in our consolidated statements of operations and comprehensive income (loss).

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

(9)
Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period. Includes Housing Finance Agency (HFA) new issue bond program issuances, none of which occurred in 2012 or 2011. There were HFA new issue bond program issuances of $3.1 billion during 2010.

2012 compared with 2011
Net income in 2012 compared with net loss in 2011 was primarily due to credit-related income in 2012 compared with credit-related expenses in 2011, driven primarily by a significant improvement in the profile of our single-family book of business resulting from an increase in actual home prices. Our single-family credit-related income represents the substantial majority of our consolidated activity. We provide a discussion of our credit-related income (expenses) and credit losses in “Consolidated Results of Operations—Credit-Related (Income) Expenses.”
Net interest loss decreased in 2012 compared with 2011 primarily due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans in our consolidated balance sheet as we continued to complete a high number of loan workouts and foreclosures. In addition, as loans with stronger credit profiles become a larger portion of our single-family guaranty book of business, a smaller percentage of our loans are becoming seriously delinquent.
Guaranty fee income increased in 2012 compared with 2011 due to an increase in the amortization of risk-based fees. Additionally, as described in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue,” in December 2011, Congress enacted the TCCA which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. Effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae and Freddie Mac on or after that date for securitization was increased by 10 basis points; accordingly, the single-family average charged guaranty fee increased. The resulting revenue is included in guaranty fee income, and the expense is included in other expenses. We recorded other expenses of $238 million for 2012 for this obligation due to Treasury. We expect the guaranty fees collected and expenses incurred to increase in the future.
The single-family average charged guaranty fee on new Fannie Mae acquisitions increased 25.2 basis points over the course of 2012, from 27.9 basis points for the month of December 2011 to 53.1 basis points for the month of December 2012. The increase was primarily due to the 10 basis point TCCA increase noted above. An additional average increase of 10 basis points implemented during the fourth quarter of 2012, as well as lender specific contractual fee increases implemented throughout 2012, also contributed to the increased average charged guaranty fee. Some of these increases to guaranty fee pricing represent a step towards reducing our dominant presence in the marketplace by encouraging greater participation by private firms, a goal set forth in FHFA’s strategic plan, as well as to more appropriately price for the credit risk taken. We expect that future increases to guaranty fee pricing will further increase our guaranty fee revenue.
In addition, single-family net income increased as a result of our resolution agreement with Bank of America. See “Note 20, Subsequent Events” for additional information on this agreement.
Our estimated market share of new single-family mortgage-related securities issuances, which excludes previously securitized mortgages, remained high at 49% for 2012. Despite our continued high market share, our average single-family guaranty book of business was flat in 2012 compared with 2011, primarily due to the decline in U.S. residential mortgage debt outstanding.
2011 compared with 2010
Net loss decreased in 2011 compared with 2010, primarily due to a decrease in net interest loss and an increase in guaranty fee income, partially offset by an increase in credit-related expenses.
The decrease in net interest loss in 2011 compared with 2010 was primarily due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans in our consolidated balance sheet as we continued to complete a high number of loan workouts and foreclosures.
Guaranty fee income increased in 2011 compared with 2010 due to an increase in the amortization of risk-based fees, reflecting the impact of higher risk based pricing associated with our more recent acquisition vintages. Our estimated market share of new single-family mortgage-related securities issuances was 48% for 2011 compared with 44% for 2010.
Single-family credit-related expenses represent the substantial majority of our consolidated activity. We provide a discussion of our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related (Income) Expenses.”

Multifamily Business Results
Multifamily business results primarily reflect our multifamily guaranty business. Our multifamily business results also include activity relating to our LIHTC and equity investments. Although we are no longer making new LIHTC or equity investments, we continue to make contractually required contributions for our legacy investments. Activity from multifamily products is also reflected in the Capital Markets group results, which include net interest income related to multifamily loans and securities, gains and losses from the sale of multifamily Fannie Mae MBS and re-securitizations, and other miscellaneous income.
Table 24 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related income (expenses) and administrative expenses.
Table 24: Multifamily Business Results

	For the Year Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in millions)
Guaranty fee income(1)	$1,040	$884	$791	$156	$93
Fee and other income	207	218	146	(11)	72
Gains (losses) from partnership investments(2)	123	81	(70)	42	151
Credit-related income (expense)(3)	187	(280)	(194)	467	(86)
Other expenses(4)	(250)	(259)	(443)	9	184
Income before federal income taxes	1,307	644	230	663	414
Benefit (provision) for federal income taxes	204	(61)	(14)	265	(47)
Net income attributable to Fannie Mae	$1,511	$583	$216	$928	$367
Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(5)	52.1	46.0	42.3
Multifamily credit loss performance ratio (in basis points)(6)	12.9	20.4	26.6
Average multifamily guaranty book of business(7)	$199,797	$191,984	$186,867
Multifamily new business volumes(8)	$33,763	$24,356	$17,919
Multifamily units financed from new business volumes(9)	559,000	423,000	306,000
Multifamily Fannie Mae MBS issuances(10)	$37,738	$34,066	$26,499
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$10,084	$6,435	$4,808
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(11)	$827	$873	$865
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets group’s portfolio(12)	$98,025	$110,748	$115,839

	As of December 31,
	2012	2011
	(Dollars in millions)
Multifamily serious delinquency rate(13)	0.24%	0.59%
Percentage of multifamily guaranty book of business with credit enhancement	90%	90%
Fannie Mae percentage of total multifamily mortgage debt outstanding(14)	22%	21%
Multifamily Fannie Mae MBS outstanding(15)	$128,477	$101,574

__________

(1)	Guaranty fee income is included in fee and other income in our consolidated statements of operations and comprehensive income (loss).

(2)
Gains (losses) from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive income (loss). Gains (losses) from partnership investments are reported using the equity method of accounting. As a result, net loss attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(3)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(4)	Consists of net interest (loss) income, investment gains, administrative expenses, and other (expenses) income.

(5)	Calculated based on Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(6)	Calculated based on Multifamily segment credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

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

(8)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period. Includes HFA new issue bond program issuances, none of which occurred in 2012 or 2011. There were HFA new issue bond program issuances of $1.0 billion during 2010.

(9)	Excludes HFA new issue bond program.

(10)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $4.4 billion, $10.0 billion and $8.7 billion for the years ended December 31, 2012, 2011 and 2010, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $215 million, $241 million and $389 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(11)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets group on multifamily loans in Fannie Mae’s portfolio.

(12)	Based on unpaid principal balance.

(13)	As of January 31, 2013, our Multifamily serious delinquency rate was 0.35%.

(14)
Includes mortgage loans and Fannie Mae MBS issued and guaranteed by the Multifamily segment. Information is based on the Federal Reserve’s December 2012 mortgage debt outstanding release. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(15)
Includes $28.1 billion and $28.3 billion of Fannie Mae multifamily MBS held in the mortgage portfolio, the vast majority of which have been consolidated to loans in our consolidated balance sheets, as of December 31, 2012 and 2011, respectively, and $1.3 billion and $1.4 billion of Fannie Mae MBS collateralized by bonds issued by state and local housing finance agencies as of December 31, 2012 and 2011, respectively.

2012 compared with 2011
Net income increased in 2012 compared with 2011, primarily due to credit-related income in 2012 compared with credit-related expenses in 2011. Credit-related income in 2012 was primarily due to reductions to our total loss reserves resulting from an improvement in national multifamily market fundamentals. In comparison, credit-related expenses in 2011 were primarily due to underperformance of certain local markets and properties due to localized economic conditions. Multifamily credit losses, which consist of net charge-offs and foreclosed property income (expense), were $257 million for 2012 compared with $391 million for 2011.
Guaranty fee income increased in 2012 compared with 2011 as we continued to acquire loans with higher guaranty fees. Our acquisitions of loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
A benefit for federal income taxes of $204 million in 2012 was primarily driven by the utilization of tax credits related to LIHTC investments to offset our alternative minimum tax liability resulting from our 2012 taxable income. In comparison, a provision for federal income taxes was recognized in 2011, resulting from an effective settlement of issues with the Internal Revenue Service relating to tax years 2007 and 2008, which reduced our total corporate tax liability. However, the reduction in our tax liability also reduced the tax credits we were able to use, resulting in a provision for federal income taxes for the Multifamily segment in 2011.

2011 compared with 2010
Net income increased in 2011 compared with 2010, primarily due to an increase in guaranty fee income and gains from partnership investments recognized in 2011 compared with losses from partnership investments recognized in 2010. The increase in net income was partially offset by increased credit-related expenses in 2011 compared with 2010.
Guaranty fee income increased in 2011 compared with 2010, primarily due to higher charged guaranty fees on new acquisitions.
Credit-related expenses increased in 2011 compared with 2010, primarily due to a stable allowance for loan losses in 2011 compared with a decrease in 2010. Although national multifamily market fundamentals continued to improve in 2011, certain local markets and properties continued to underperform compared to the rest of the nation. Multifamily credit losses were $391 million for 2011 compared with $498 million for 2010.
We recognized gains from partnership investments in 2011 compared with losses from partnership investments in 2010 as stronger national multifamily market fundamentals resulted in improved property-level operating performance and increased gains on the sale of investments.
Capital Markets Group Results
Table 25 displays the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Consolidated Balance Sheet Analysis—Derivative Instruments,” “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments” and “Note 9, Derivative Instruments.” The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, other-than-temporary impairments, allocated guaranty fee expense and administrative expenses.
Table 25: Capital Markets Group Results

	For the Year Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in millions)
Net interest income (1)	$13,241	$13,920	$14,321	$(679)	$(401)
Investment gains, net(2)	6,217	3,711	4,047	2,506	(336)
Net other-than-temporary impairments	(711)	(306)	(720)	(405)	414
Fair value (losses) gains, net(3)	(3,041)	(6,596)	239	3,555	(6,835)
Fee and other income	717	478	519	239	(41)
Other expenses(4)	(2,098)	(2,253)	(2,359)	155	106
Income before federal income taxes	14,325	8,954	16,047	5,371	(7,093)
(Provision) benefit for federal income taxes	(124)	45	27	(169)	18
Net income attributable to Fannie Mae	$14,201	$8,999	$16,074	$5,202	$(7,075)
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $5.2 billion, $6.6 billion and $6.3 billion for the years ended December 31, 2012, 2011 and 2010, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(4)
Includes allocated guaranty fee expense, debt extinguishment losses, net, administrative expenses, and other (expenses) income. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

2012 compared with 2011
Net income increased in 2012 compared with 2011, primarily due to a decrease in fair value losses and an increase in investment gains, partially offset by a decrease in net interest income and an increase in net other-than-temporary impairments.
Fair value losses decreased in 2012 compared with 2011 primarily due to a decrease in risk management derivatives fair value losses. The derivatives fair value losses that are reported for the Capital Markets group are consistent with the losses reported in our consolidated statement of operations and comprehensive income (loss). We discuss our derivatives fair value losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
The net other-than-temporary impairments recognized by the Capital Markets group are consistent with our consolidated statements of operations and comprehensive income (loss) as described in “Consolidated Results of Operations—Other-Than-Temporary Impairment of Investment Securities.” In addition, see “Note 5, Investments in Securities” for information on our other-than-temporary impairments by major security type and primary drivers for other-than-temporary impairments recorded during the periods disclosed.
The Capital Markets group reports interest income and amortization of cost basis adjustments only on securities and loans that are held in our portfolio. For mortgage loans held in our mortgage portfolio, when interest income is no longer recognized in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes interest income reimbursements that the group receives, primarily from Single-Family, for the contractual interest due. The interest expense recognized on the Capital Markets group’s statements of operations is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our consolidated balance sheets. Net interest expense also includes a cost of capital charge allocated among the three business segments.
The decrease in net interest income in 2012 compared with 2011 was primarily due to a decrease in the balance of mortgage-related securities and lower interest rates on loans in our mortgage portfolio. This decrease in interest income on our interest-earning mortgage assets was partially offset by a decline in interest expense due to lower funding needs and lower borrowing rates, which allowed us to continue to replace higher-cost debt with lower-cost debt.
Our net interest income and net interest yield were higher than they would have otherwise been because our debt funding needs were lower than they would otherwise have been as a result of the funds we received from Treasury under the senior preferred stock purchase agreement and because dividends paid to Treasury are not recognized in interest expense.
We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value losses, net” and is displayed in “Table 13: Fair Value Losses, Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets group’s interest expense, the Capital Markets group’s net interest income would have decreased by $1.4 billion in 2012 compared with a decrease of $2.2 billion in 2011.
Investment gains increased in 2012 compared with 2011 primarily due to a higher volume of portfolio securitizations. In 2012, historically low interest rates and continued high acquisitions of HARP loans contributed to elevated portfolio securitization volumes.
2011 compared with 2010
Net income decreased in 2011 compared with 2010, primarily due to fair value losses in 2011 compared with fair value gains in 2010 and a decrease in net interest income, partially offset by a decrease in net other-than-temporary impairments.
Fair value losses in 2011 were primarily due to derivatives fair value losses. The derivatives fair value losses that are reported for the Capital Markets group are consistent with the losses reported in our consolidated statement of operations and comprehensive income (loss). We discuss our derivatives fair value losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
The decrease in net interest income in 2011 compared with 2010 was primarily due to a decrease in the balance of mortgage-related securities, lower coupon rates on modified loans in our portfolio and an out-of-period adjustment to reduce interest income on mortgage-related securities in 2011. This decrease in interest income on our interest-earning assets was partially offset by a decline in funding costs as we replaced higher cost debt with lower cost debt. The reimbursements of contractual interest due on nonaccrual loans from the Single-Family business were a significant portion of the Capital Markets group’s interest income during 2011. However, the increase in these reimbursements was offset by the decline in interest income on our mortgage-related securities because our securities portfolio balance has declined.

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
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. Under the agreement, the maximum allowable amount of mortgage assets we may own was reduced to $650 billion as of December 31, 2012. Beginning in 2013, by December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. As of December 31, 2012, we owned $633.1 billion in mortgage assets, compared with $708.4 billion as of December 31, 2011. The terms of the senior preferred stock purchase agreement were amended in 2012 and the amended terms are described in “Business—Conservatorship and Treasury Agreements.”
Table 26 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.
Table 26: Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Year Ended
	December 31,
	2012	2011
	(Dollars in millions)
Mortgage loans:
Beginning balance	$398,271	$427,074
Purchases	261,463	153,218
Securitizations (2)	(211,455)	(101,705)
Liquidations (3)	(76,571)	(80,316)
Mortgage loans, ending balance	371,708	398,271

Mortgage securities:
Beginning balance	310,143	361,697
Purchases (4)	26,874	20,760
Securitizations (2)	211,455	101,705
Sales	(224,208)	(108,430)
Liquidations (3)	(62,918)	(65,589)
Mortgage securities, ending balance	261,346	310,143
Total Capital Markets mortgage portfolio	$633,054	$708,414
__________

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 27 displays the composition of the Capital Markets group’s mortgage portfolio as of December 31, 2012 and 2011.
Table 27: Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of December 31,
	2012	2011
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans:
Government insured or guaranteed	$40,886	$41,555
Conventional:
Long-term, fixed-rate	240,791	245,810
Intermediate-term, fixed-rate	10,460	10,289
Adjustable-rate	18,008	23,490
Total single-family conventional	269,259	279,589
Total single-family loans	310,145	321,144
Multifamily loans:
Government insured or guaranteed	312	362
Conventional:
Long-term, fixed-rate	3,245	3,629
Intermediate-term, fixed-rate	45,662	58,885
Adjustable-rate	12,344	14,251
Total multifamily conventional	61,251	76,765
Total multifamily loans	61,563	77,127
Total Capital Markets group’s mortgage loans	371,708	398,271
Capital Markets group’s mortgage-related securities:
Fannie Mae	183,964	220,061
Freddie Mac	11,274	14,509
Ginnie Mae	1,049	1,043
Alt-A private-label securities	17,079	19,670
Subprime private-label securities	15,093	16,538
CMBS	20,587	23,226
Mortgage revenue bonds	8,486	10,899
Other mortgage-related securities	3,814	4,197
Total Capital Markets group’s mortgage-related securities(2)	261,346	310,143
Total Capital Markets group’s mortgage portfolio	$633,054	$708,414
__________

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $269.9 billion and $316.5 billion as of December 31, 2012 and 2011, respectively.
The Capital Markets group’s mortgage portfolio decreased to $633.1 billion as of December 31, 2012 from $708.4 billion as of December 31, 2011 primarily due to liquidations, partially offset by purchases of delinquent loans from MBS trusts as discussed below. Although the Capital Markets group’s mortgage portfolio decreased overall period over period, purchases, securitizations and sales activity increased in 2012 primarily as a result of lower interest rates and the implementation of changes to HARP.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We purchased approximately 277,000 delinquent loans with an unpaid principal balance of $45.8 billion from our single-family MBS trusts in 2012. As of December 31, 2012, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was $3.7 billion. As a result of purchasing these delinquent loans and our portfolio declining to meet the requirements of our senior preferred stock purchase agreement with Treasury, an increasing portion of the Capital Market group’s mortgage portfolio is comprised of nonperforming loans. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $230.3 billion or 36% of the Capital Markets group’s mortgage portfolio as of December 31, 2012, compared with $236.2 billion or 33% of the Capital Markets group’s mortgage portfolio as of December 31, 2011. This population includes loans that have been modified and classified as TDRs, of which $130.2 billion as of December 31, 2012 and $114.2 billion as of December 31, 2011 were TDRs on accrual status, as well as unmodified delinquent loans that are on nonaccrual status in our consolidated financial statements.

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
This section provides a discussion of our consolidated balance sheets as of the dates indicated and should be read together with our consolidated financial statements, including the accompanying notes.
Table 28 displays a summary of our consolidated balance sheets as of December 31, 2012 and 2011.
Table 28: Summary of Consolidated Balance Sheets

	As of December 31,
	2012	2011	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$53,617	$63,539	$(9,922)
Restricted cash	67,919	50,797	17,122
Investments in securities(1)	103,876	151,780	(47,904)
Mortgage loans:
Of Fannie Mae	355,936	380,379	(24,443)
Of consolidated trusts	2,652,265	2,590,398	61,867
Allowance for loan losses	(58,795)	(72,156)	13,361
Mortgage loans, net of allowance for loan losses	2,949,406	2,898,621	50,785
Other assets(2)	47,604	46,747	857
Total assets	$3,222,422	$3,211,484	$10,938
Liabilities and equity (deficit)
Debt:
Of Fannie Mae	$615,864	$732,444	$(116,580)
Of consolidated trusts	2,573,653	2,457,428	116,225
Other liabilities(3)	25,681	26,183	(502)
Total liabilities	3,215,198	3,216,055	(857)
Senior preferred stock	117,149	112,578	4,571
Other deficit(4)	(109,925)	(117,149)	7,224
Total equity (deficit)	7,224	(4,571)	11,795
Total liabilities and equity (deficit)	$3,222,422	$3,211,484	$10,938

__________

(1)
Includes $18.0 billion as of December 31, 2012 and $49.8 billion as of December 31, 2011 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 38: Cash and Other Investments Portfolio.”

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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash increased as of December 31, 2012 compared with the balance as of December 31, 2011 primarily due to an increase in refinance activity, resulting in an increase in unscheduled payments received.
Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Unrealized and realized gains and losses on trading securities are included as a component of “Fair value losses, net” and unrealized gains and losses on available-for-sale securities are included in “Other comprehensive income (loss)” in our consolidated statements of operations and comprehensive income (loss). Realized gains and losses on available-for-sale securities are recognized when securities are sold in “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss). We recognize the credit component of other-than-temporary impairments of debt securities we own in “Net other-than-temporary impairments” and the noncredit component in “Other comprehensive income (loss)” in our consolidated statements of operations and comprehensive income (loss) for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of December 31, 2012 and 2011.
We classify private-label securities as Alt-A, subprime, CMBS or manufactured housing if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).
Table 29 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated. The decrease during 2012 is primarily attributable to a reduction in our agency MBS investments as we continue to manage our portfolio to the requirements of the senior preferred stock purchase agreement.

Table 29: Summary of Mortgage-Related Securities at Fair Value

	As of December 31,
	2012	2011	2010
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$16,683	$24,274	$30,226
Freddie Mac	12,173	15,555	18,322
Ginnie Mae	1,188	1,189	1,629
Alt-A private-label securities	12,405	13,032	15,573
Subprime private-label securities	8,766	8,866	11,513
CMBS	22,923	24,437	25,608
Mortgage revenue bonds	8,517	10,978	11,650
Other mortgage-related securities	3,271	3,601	3,974
Total	$85,926	$101,932	$118,495
Mortgage Loans
The mortgage loans reported in our consolidated balance sheets include loans owned by Fannie Mae and loans held in consolidated trusts and are classified as either held for sale or held for investment. The increase in mortgage loans, net of the allowance for loan losses, in 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
Deferred Tax Assets, Net
We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. For additional information on our deferred tax assets and liabilities, see “Note 10, Income Taxes.”
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
The increase in debt of consolidated trusts in 2012 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity (Deficit)
Our net equity increased as of December 31, 2012 compared with December 31, 2011. See Table 30 in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” for details of the change in our net equity.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS
As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.
Table 30 summarizes changes in our stockholders’ equity (deficit) reported in our GAAP consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the year ended December 31, 2012. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 17, Fair Value.”
Table 30: Comparative Measures—GAAP Change in Stockholders’ Equity (Deficit) and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For Year Ended
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2011(1)	$(4,624)
Total comprehensive income	18,839
Capital transactions:(2)
Funds received from Treasury under the senior preferred stock purchase agreement	4,571
Senior preferred stock dividends	(11,608)
Capital transactions, net	(7,037)
Other	5
Fannie Mae stockholders’ equity as of December 31, 2012(1)	$7,183

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2011	$(127,848)
Capital transactions, net	(7,037)
Increase in estimated fair value of net assets, excluding capital transactions	68,393
Increase in estimated fair value of net assets, net	61,356
Estimated fair value of net assets as of December 31, 2012	$(66,492)
__________

(1)
Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total equity (deficit)” amount reported in our consolidated balance sheets, which consists of “Total Fannie Mae stockholders’ equity (deficit)” and “Noncontrolling interest.”

(2)	Represents capital transactions, which are reported in our consolidated financial statements.
During 2012, the estimated fair value of our net assets, excluding capital transactions, increased by $68.4 billion. This increase was primarily driven by a significant improvement in credit-related items due to higher actual and expected home prices experienced in 2012, which lowered the expected losses on our guaranty book of business. We estimate that home prices increased by 4.7% in 2012. The increase in home prices in 2012 had the most significant impact on the increase in the fair value of our assets. Changes in single-family home prices, regardless of magnitude, may cause volatility in our fair value measurements due to our $2.8 trillion single-family guaranty book of business.
We updated our assumptions for prepayment speeds, severities and default rates during the third quarter of 2012, which resulted in an increase in the fair value of our loans of approximately $23 billion. These updates resulted in lower expectations of losses on certain loans, primarily performing loans with high LTV ratios.
In addition, the increase in the estimated fair value of our net assets was also attributable to income resulting from the interest spread between our mortgage assets and associated debt and derivatives. Tightening of option-adjusted spreads realized on the mortgage-related assets held in our portfolio also contributed to the fair value increase.
The increase in fair value from the improvement in credit-related items, spread income, and tightening of option-adjusted spreads was partially offset by a decrease in fair value of $17 billion due to a change in the definition of principal market for certain of our loans and a change in fair value estimation for HARP loans (based on the definition of HARP at the time of implementation) as a result of the adoption of guidance issued by the FASB related to fair value measurement. For additional information on the changes resulting from the adoption of ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, see “Note 17, Fair Value.”
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
In addition, the fair value of our net assets presented in our fair value balance sheet does not represent an estimate of the value we expect to realize from operating the company, primarily because:

•
The estimated fair value of our credit exposures significantly exceeds our projected credit losses as fair value takes into account certain assumptions about liquidity and required rates of return that a market participant may demand in assuming a credit obligation. We do not generally intend to have other parties assume the credit risk inherent in our book of business, and therefore would not be obligated to pay a market premium for its assumption, and

•
The fair value of our net assets reflects a point in time estimate of the fair value of our existing assets and liabilities, and does not incorporate the value associated with new business that may be added in the future.

The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies.
Supplemental Non-GAAP Consolidated Fair Value Balance Sheets
We display our non-GAAP fair value balance sheets as of the dates indicated in Table 31.

Table 31: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of December 31, 2012						As of December 31, 2011
	GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value		GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$89,036		$—		$89,036		$68,336		$—		$68,336
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,500		—		32,500		46,000		—		46,000
Trading securities	40,695		—		40,695		74,198		—		74,198
Available-for-sale securities	63,181		—		63,181		77,582		—		77,582
Mortgage loans:
Mortgage loans held for sale	464		11		475		311		14		325
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	305,025		(33,837)		271,188		322,825		(27,829)		294,996
Of consolidated trusts	2,643,917		118,511	(2)	2,762,428	(3)	2,575,485		76,540	(2)	2,652,025	(3)
Total mortgage loans	2,949,406		84,685		3,034,091	(4)	2,898,621		48,725		2,947,346	(4)
Advances to lenders	7,592		(84)		7,508	(5)(6)	5,538		(118)		5,420	(5)(6)
Derivative assets at fair value	435		—		435	(5)(6)	561		—		561	(5)(6)
Guaranty assets and buy-ups, net	327		365		692	(5)(6)	503		398		901	(5)(6)
Total financial assets	3,183,172		84,966		3,268,138	(7)	3,171,339		49,005		3,220,344	(7)
Credit enhancements	488		997		1,485	(5)(6)	455		2,550		3,005	(5)(6)
Other assets	38,762		(244)		38,518	(5)(6)	39,690		(258)		39,432	(5)(6)
Total assets	$3,222,422		$85,719		$3,308,141		$3,211,484		$51,297		$3,262,781

Liabilities:
Short-term debt:
Of Fannie Mae	$105,233		$20		$105,253		$146,752		$30		$146,782
Of consolidated trusts	3,483		—		3,483		4,973		—		4,973
Long-term debt:
Of Fannie Mae	510,631	(8)	24,941		535,572		585,692	(8)	28,291		613,983
Of consolidated trusts	2,570,170	(8)	131,009	(2)	2,701,179		2,452,455	(8)	144,202	(2)	2,596,657
Derivative liabilities at fair value	705		—		705	(9)(10)	916		—		916	(9)(10)
Guaranty obligations	599		2,514		3,113	(9)(10)	811		3,133		3,944	(9)(10)
Total financial liabilities	3,190,821		158,484		3,349,305	(7)	3,191,599		175,656		3,367,255	(7)
Other liabilities	24,377		910		25,287	(9)(10)	24,456		(1,135)		23,321	(9)(10)
Total liabilities	3,215,198		159,394		3,374,592		3,216,055		174,521		3,390,576
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(11)	117,149		—		117,149		112,578		—		112,578
Preferred	19,130		(17,938)		1,192		19,130		(18,163)		967
Common	(129,096)		(55,737)		(184,833)		(136,332)		(105,061)		(241,393)
Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$7,183		$(73,675)		$(66,492)		$(4,624)		$(123,224)		$(127,848)
Noncontrolling interest	41		—		41		53		—		53
Total equity (deficit)	7,224		(73,675)		(66,451)		(4,571)		(123,224)		(127,795)
Total liabilities and equity (deficit)	$3,222,422		$85,719		$3,308,141		$3,211,484		$51,297		$3,262,781
__________
Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)
Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	Fair value of consolidated loans is impacted by credit risk, which has no corresponding impact on the consolidated debt.

(3)	Includes certain mortgage loans that we elected to report at fair value in our GAAP consolidated balance sheets of $10.8 billion and $3.6 billion as of December 31, 2012 and 2011, respectively.

(4)
Performing loans had a fair value of $2.9 trillion and an unpaid principal balance of $2.8 trillion as of December 31, 2012 compared with a fair value of $2.8 trillion and an unpaid principal balance of $2.7 trillion as of December 31, 2011. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $112.3 billion and an unpaid principal balance of $189.9 billion as of December 31, 2012 compared with a fair value of $128.9 billion and an unpaid principal balance of $226.5 billion as of December 31, 2011. See “Note 17, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)
The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)
“Other assets” include the following GAAP consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP consolidated balance sheets totaled $19.7 billion and $21.4 billion as of December 31, 2012 and 2011, respectively. “Other assets” in our GAAP consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $8.8 billion and $7.1 billion as of December 31, 2012 and 2011, respectively.

(7)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 17, Fair Value.”

(8)
Includes certain long-term debt instruments that we elected to report at fair value in our GAAP consolidated balance sheets of $12.4 billion and $4.8 billion as of December 31, 2012 and 2011, respectively.

(9)
The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(10)
“Other liabilities” include Accrued interest payable in our GAAP consolidated balance sheets. The carrying value of this item in our GAAP consolidated balance sheets totaled $11.3 billion and $12.6 billion as of December 31, 2012 and 2011, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $1.3 billion and $1.7 billion as of December 31, 2012 and 2011, respectively.

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
In addition to funding we obtain from the issuance of debt securities, our other sources of cash include:

•	principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage investments we own;

•	proceeds from the sale of mortgage-related securities, mortgage loans and non-mortgage assets, including proceeds from the sales of foreclosed real estate assets;

•	guaranty fees received on Fannie Mae MBS;

•	payments received from mortgage insurance counterparties;

•	net receipts on derivative instruments;

•	borrowings under secured intraday funding lines of credit we have established with large financial institutions; and

•	borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements.
Our primary funding needs include:

•	the repayment of matured, redeemed and repurchased debt;

•	the purchase of mortgage loans (including delinquent loans from MBS trusts), mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	dividend payments made to Treasury pursuant to the senior preferred stock purchase agreement;

•	net payments on derivative instruments;

•	the pledging of collateral under derivative instruments;

•	administrative expenses; and

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations.
Liquidity Risk Management Practices and Contingency Planning
Our liquidity position could be adversely affected by many factors, both internal and external to our business, including: actions taken by our conservator, the Federal Reserve, U.S. Treasury or other government agencies; legislation relating to us or our business; a U.S. government payment default on its debt obligations; a downgrade in the credit ratings of our senior unsecured debt or the U.S government’s debt from the major ratings organizations; a systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; public statements by key policy makers; a significant decline in our net worth; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector; or elimination of our GSE status. See “Risk Factors” for a discussion of factors that could adversely affect our liquidity.
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

•
maintain within our cash and other investment portfolio a daily balance of U.S. Treasury securities and/or cash with the Federal Reserve Bank of New York that has a redemption amount of at least 50% of the average projected 30-day cash needs over the previous three months (as adjusted in agreement with FHFA); and

•	maintain a liquidity profile that meets or exceeds our projected 365-day net cash needs by supplementing liquidity holdings with unencumbered agency mortgage securities.
As of December 31, 2012, we were in compliance with each of the liquidity risk management policies and practices set forth above.
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
Although our funding needs may vary from quarter to quarter depending on market conditions, our debt funding needs are influenced by anticipated liquidity needs, the size of our mortgage portfolio and our dividend payment obligations to Treasury. Under the agreement, we are required to reduce our mortgage portfolio to $650 billion by December 31, 2012 and, by December 31 of each year thereafter, to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.
Fannie Mae Debt Funding Activity
Table 32 displays the activity in debt of Fannie Mae for the periods indicated. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.
Table 32: Activity in Debt of Fannie Mae

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$246,092	$424,503	$451,289
Weighted-average interest rate	0.12%	0.12%	0.25%
Long-term:
Amount	$255,902	$256,670	$463,157
Weighted-average interest rate	1.26%	1.72%	1.88%
Total issued:
Amount	$501,994	$681,173	$914,446
Weighted-average interest rate	0.70%	0.72%	1.08%
Paid off during the period: (1)
Short-term:
Amount	$287,624	$429,711	$499,828
Weighted-average interest rate	0.12%	0.19%	0.23%
Long-term:
Amount	$334,564	$302,473	$406,267
Weighted-average interest rate	1.88%	2.52%	3.16%
Total paid off:
Amount	$622,188	$732,184	$906,095
Weighted-average interest rate	1.06%	1.15%	1.54%
__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Overall debt funding activity decreased in 2012 compared with 2011 primarily due to lower funding needs as a result of a reduction in the size of our mortgage portfolio pursuant to the requirements of the senior preferred stock purchase agreement. Our debt funding activity is influenced by the size of our mortgage portfolio, anticipated liquidity needs and our dividend payment obligations to Treasury. As we discuss in “Critical Accounting Policies and Estimates—Deferred Tax Assets,” we expect that, if we release the valuation allowance on our deferred tax assets, we will pay Treasury a significant dividend in the quarter following the release. We will fund such a dividend payment primarily through the issuance of debt securities and funds we would otherwise use to redeem debt.
We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations. For more information on GSE reform, see “Legislative and Regulatory Developments—GSE Reform” and “Risk Factors.”
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
As of December 31, 2012, our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt decreased to 17% from 20% as of December 31, 2011. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.25% as of December 31, 2012 from 2.42% as of December 31, 2011.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $874.8 billion in 2012. As of December 31, 2012, our aggregate indebtedness totaled $621.8 billion, which was $253.0 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 33 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 33: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of December 31,
	2012			2011
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Short-term debt:
Fixed-rate:
Discount notes	—	$104,730	0.15%	—	$146,301	0.13%
Foreign exchange discount notes	—	503	1.61	—	371	1.88
Other (2)	—	—	—	—	80	0.04
Total short-term debt of Fannie Mae (3)		105,233	0.16		146,752	0.13
Debt of consolidated trusts	—	3,483	0.15	—	4,973	0.09
Total short-term debt		$108,716	0.16%		$151,725	0.13%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2013 - 2030	$251,768	2.59%	2012 - 2030	$277,146	2.81%
Medium-term notes(4)	2013 - 2022	172,288	1.35	2012 - 2021	176,886	1.61
Foreign exchange notes and bonds	2021 - 2028	694	5.44	2021 - 2028	662	5.44
Other(5)(6)	2013 - 2038	40,819	4.99	2012 - 2040	50,912	5.29
Total senior fixed		465,569	2.35		505,606	2.64
Senior floating:
Medium-term notes(4)	2013 - 2019	38,633	0.27	2012 - 2016	71,855	0.32
Other(5)(6)	2020 - 2037	365	8.22	2020 - 2037	420	8.01
Total senior floating		38,998	0.33		72,275	0.35
Subordinated fixed-rate:
Qualifying subordinated(7)	2013 - 2014	2,522	5.00	2012 - 2014	4,894	5.08
Subordinated debentures	2019	3,197	9.92	2019	2,917	9.91
Total subordinated fixed-rate		5,719	7.75		7,811	6.88
Secured borrowings(8)	2021 - 2022	345	1.87	—	—	—
Total long-term debt of Fannie Mae(9)		510,631	2.25		585,692	2.42
Debt of consolidated trusts(6)	2013 - 2052	2,570,170	3.36	2012 - 2051	2,452,455	4.18
Total long-term debt		$3,080,801	3.18%		$3,038,147	3.84%
Outstanding callable debt of Fannie Mae(10)		$177,784	1.64%		$187,937	2.17%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and debt of consolidated trusts, totaled $621.8 billion and $741.6 billion as of December 31, 2012 and 2011, respectively.

(2)	Consists of foreign exchange discount notes denominated in U.S. dollars.

(3)
Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $33 million and $53 million as of December 31, 2012 and 2011, respectively.

(4)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(5)	Includes long-term debt that is not included in other debt categories.

(6)	Includes a portion of structured debt instruments that is reported at fair value.

(7)	Consists of subordinated debt with an interest deferral feature.

(8)
Represents our remaining liability resulting from the transfers of financial assets from our consolidated balance sheets that did not qualify as sales under the accounting guidance for the transfer of financial instruments.

(9)
Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $103.2 billion and $134.3 billion as of December 31, 2012 and 2011, respectively. Reported amounts also include a net unamortized discount, fair value adjustments and other cost basis adjustments of $6.0 billion and $9.2 billion as of December 31, 2012 and 2011, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $516.5 billion and $594.8 billion as of December 31, 2012 and 2011, respectively.

(10)
Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date. Reported amounts reflect the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Table 34 below displays additional information for each category of our short-term borrowings.
Table 34: Outstanding Short-Term Borrowings(1)

	2012
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchase and securities sold under agreements to repurchase	$—	—%	$18	—%	$490

Fixed-rate short-term debt:
Discount notes	$104,730	0.15%	$102,414	0.14%	$151,906
Foreign exchange discount notes	503	1.61	412	1.82	516
Other(4)	—	—	33	0.04	80
Total short-term debt	$105,233	0.16%

	2011
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchase and securities sold under agreements to repurchase	$—	—%	$10	0.11%	$829

Fixed-rate short-term debt:
Discount notes	$146,301	0.13%	$160,358	0.18%	$198,382
Foreign exchange discount notes	371	1.88	327	2.25	401
Other(4)	80	0.04	9	0.06	80
Total short-term debt	$146,752	0.13%

	2010
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchase and securities sold under agreements to repurchase	$52	2.20%	$72	0.16%	$200

Fixed-rate short-term debt:
Discount notes	$151,500	0.32%	$210,986	0.29%	$260,377
Foreign exchange discount notes	384	2.43	299	1.86	384
Other(4)	—	—	15	0.53	100
Floating-rate short-term debt	—	—	8	0.02	50
Total short-term debt	$151,884	0.32%
__________

(1)	Includes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments.

(2)	For 2012 and 2011, average amount outstanding has been calculated using daily balances. For 2010, average amount outstanding has been calculated using month-end balances.

(3)
For 2012 and 2011, maximum outstanding represents the highest daily outstanding balance during the year. For 2010, maximum outstanding represents the highest month-end outstanding balance during the year.

(4)	Consists of foreign exchange discount notes denominated in U.S. dollars.
Subordinated Debt
We had $2.5 billion in outstanding qualifying subordinated debt as of December 31, 2012. Of this amount, $1.4 billion will mature during 2013. The terms of these securities state that, if our core capital is below 125% of our critical capital requirement (which it was as of December 31, 2012), we will defer interest payments on these securities. FHFA has directed us, however, to continue paying principal and interest on our outstanding qualifying subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.
Under the senior preferred stock purchase agreement, we are prohibited from issuing additional subordinated debt without the written consent of Treasury. We did not issue any subordinated debt in 2012.
Maturity Profile of Outstanding Debt of Fannie Mae
Table 35 displays the maturity profile, as of December 31, 2012, of our outstanding debt maturing within one year, by month, including amounts we have announced for early redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, decreased as a percentage of our total outstanding debt, excluding debt of consolidated trusts, to 34% as of December 31, 2012, compared with 38% as of December 31, 2011. The weighted-average maturity of our outstanding debt that is maturing within one year was 130 days as of December 31, 2012, compared with 158 days as of December 31, 2011.

Table 35: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
__________

(1)
Includes a net unamortized discount, fair value adjustments and other cost basis adjustments of $79 million as of December 31, 2012. Excludes debt of consolidated trusts maturing within one year of $5.8 billion as of December 31, 2012.

Table 36 displays the maturity profile, as of December 31, 2012, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 61 months as of December 31, 2012 and approximately 59 months as of December 31, 2011.
Table 36: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
__________

(1)
Includes a net unamortized discount, fair value adjustments and other cost basis adjustments of $5.9 billion as of December 31, 2012. Excludes debt of consolidated trusts of $2.6 trillion as of December 31, 2012.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Contractual Obligations
Table 37 displays, by remaining maturity, our future cash obligations related to our long term debt, announced calls, operating leases, purchase obligations and other material noncancelable contractual obligations as of December 31, 2012.

Table 37: Contractual Obligations

	Payment Due by Period as of December 31, 2012
	Total	Less than 1 Year	1 to <3 Years	3 to 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations(1)	$510,631	$103,187	$171,631	$144,666	$91,147
Contractual interest on long-term obligations(2)	63,466	9,501	14,167	9,636	30,162
Operating lease obligations(3)	154	35	64	46	9
Purchase obligations:
Mortgage commitments(4)	65,310	65,309	1	—	—
Other purchase obligations(5)	161	62	77	22	—
Other long-term liabilities reflected in the consolidated balance sheet(6)	227	81	60	68	18
Total contractual obligations	$639,949	$178,175	$186,000	$154,438	$121,336
__________

(1)
Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude $2.6 trillion in long-term debt from consolidations. Amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $6.0 billion.

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

(6)
Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2012, see “Off-Balance Sheet Arrangements.” Includes future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding and cash received as collateral from derivative counterparties, which are included in our consolidated balance sheets under “Other liabilities.”

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
Cash and Other Investments Portfolio
Our cash and other investments portfolio decreased in 2012 compared with 2011. Our 2011 balance was higher due to an increase in the amount of cash and highly liquid non-mortgage securities held in our portfolio to increase our liquidity position. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.

Table 38 displays information on the composition of our cash and other investments portfolio as of the dates indicated.
Table 38: Cash and Other Investments Portfolio

	As of December 31,
	2012	2011	2010
	(Dollars in millions)
Cash and cash equivalents	$21,117	$17,539	$17,297
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,500	46,000	11,751
Non-mortgage-related securities:
U.S. Treasury securities (1)	17,950	47,737	27,432
Asset-backed securities	—	2,111	5,321
Total non-mortgage-related securities	17,950	49,848	32,753
Total cash and other investments	$71,567	$113,387	$61,801
__________

(1)
Excludes $1.1 billion, $600 million and $4.0 billion of U.S. Treasury securities which are a component of cash equivalents as of December 31, 2012, 2011 and 2010, respectively, as these securities had a maturity at the date of acquisition of three months or less.

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

Table 39 displays the credit ratings issued by the three major credit rating agencies as of March 25, 2013.
Table 39: Fannie Mae Credit Ratings

As of March 25, 2013
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
Cash Flows
Year Ended December 31, 2012.    Cash and cash equivalents increased from December 31, 2011 by $3.6 billion to $21.1 billion as of December 31, 2012. Net cash generated from investing activities totaled $527.7 billion, resulting primarily from proceeds received from repayments of loans held for investment. Net cash from operating activities totaled $37.0 billion. These net cash inflows were largely offset by net cash used in financing activities of $561.1 billion primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt.
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
Capital Management
Regulatory Capital
FHFA has announced that during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA during the conservatorship and FHFA monitors our capital levels. We report our minimum capital requirement, core capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA also reports them on its website. FHFA is not reporting our critical, risk-based capital or subordinated debt levels during the conservatorship. For information on our minimum capital requirements see “Note 15, Regulatory Capital Requirements.”
Capital Activity
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under the senior preferred stock purchase agreement to address any net worth deficit.
Senior Preferred Stock Purchase Agreement
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2012. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.

While we had a positive net worth as of December 31, 2012, in some future periods we could have a net worth deficit and if so would be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. The remaining amount of funding available to us under the agreement was $117.6 billion as of December 31, 2012. For additional information, see “Business—Conservatorship and Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement.”
Treasury waived the quarterly commitment fee under the senior preferred stock purchase agreement for each quarter of 2012 and 2011. In addition, pursuant to the amendment to the senior preferred stock purchase agreement described in “Business—Conservatorship and Treasury Agreements,” the periodic commitment fee under the agreement has been suspended effective January 1, 2013.
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. The limited circumstances under which Treasury’s funding commitment will terminate are described in “Business—Conservatorship and Treasury Agreements.”
Dividends
Our fourth quarter dividend on the senior preferred stock of $2.9 billion was declared by the conservator and paid by us on December 31, 2012, bringing our senior preferred stock dividends paid in 2012 to $11.6 billion. Beginning in 2013, the method for calculating the amount of dividends payable on the senior preferred stock will no longer be based on applying an annual dividend rate of 10% to the aggregate liquidation preference of the senior preferred stock. Instead, the amount of dividends payable on the senior preferred stock for a dividend period will be based on our net worth as of the end of the immediately preceding fiscal quarter. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared by our Board of Directors, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount will be $3.0 billion for 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. Our first quarter 2013 dividend on the senior preferred stock of $4.2 billion was declared by the conservator and paid by us on March 29, 2013. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.
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
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $53.1 billion as of December 31, 2012 and $62.0 billion as of December 31, 2011.
For more information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management.”
Partnership Investment Interests
For partnership investments where we have determined that we are the primary beneficiary, we have consolidated these investments and recorded all of the partnership assets and liabilities in our consolidated balance sheets. Our partnership investments primarily consist of investments in affordable rental and for-sale housing partnerships. The carrying value of our partnership investments, including those we have consolidated, totaled $1.2 billion as of December 31, 2012, compared with $1.4 billion as of December 31, 2011.
LIHTC Partnership Interests
In most instances, we are not the primary beneficiary of our LIHTC partnership investments, and therefore our consolidated balance sheets reflect only our investment in the LIHTC partnership, rather than the full amount of the LIHTC partnership’s assets and liabilities. FHFA informed us that, after consultation with Treasury, generally we are not authorized to sell or transfer our LIHTC partnership interests. Some exceptions to this rule exist in very limited circumstances and, in most cases, only with FHFA consent. In the fourth quarter of 2009, we reduced the carrying value of our LIHTC partnership investments to zero, as we no longer had both the intent and ability to sell or otherwise transfer our LIHTC investments for value. However, we still have an obligation to fund our LIHTC partnership investments and have recorded such obligation as a liability in our financial statements. We did not make any LIHTC investments in 2012, other than pursuant to existing prior commitments.
Treasury Housing Finance Agency Initiative
During the fourth quarter of 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through two primary programs, which together comprise what we refer to as the HFA initiative.
In November 2011, we entered into an Omnibus Consent to HFA Initiative Program Modifications with Treasury, Freddie Mac, and FHFA pursuant to which the parties agreed to specified modifications to the HFA initiative programs, including a three-year extension of the expiration date for the temporary credit and liquidity facilities (“TCLFs”) from December 2012 to December 2015, and a one-year extension of the expiration date for release of escrowed funds for the new issue bond (“NIB”) program from December 31, 2011 to December 31, 2012. See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Transactions with Treasury—Treasury Housing Finance Agency Initiative” for a discussion of the HFA initiative.
Pursuant to the TCLF program that we describe in “Related Parties” in “Note 1, Summary of Significant Accounting Policies,” Treasury has purchased participation interests in TCLFs provided by us and Freddie Mac to the HFAs. These facilities create a credit and liquidity backstop for the HFAs. Our outstanding commitments under the TCLF program totaled $1.6 billion as of December 31, 2012 and $3.0 billion as of December 31, 2011.
Multifamily Bond Credit Enhancement Liquidity Commitments
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $15.3 billion as of December 31, 2012 and $16.8 billion as of December 31, 2011. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds (exclusive of our outstanding commitments under the HFA TCLFs program, for which we are not required to hold excess cash).

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

Enterprise Risk Governance
Our enterprise risk management structure consists of the Board of Directors, executive leadership, including the Chief Risk Officer, the Enterprise Risk Management division, designated officers responsible for managing our financial risks, business unit chief risk officers, and risk management committees. This structure is designed to encourage a culture of accountability within the divisions and promote effective risk management throughout the company.

Our organizational structure and risk management framework work in conjunction with each other to identify risk-related trends with respect to customers, products or portfolios and external events and to develop appropriate strategies to mitigate emerging and identified risks.
Under our enterprise risk management framework, each business unit is responsible for managing its risks but is subject to a governance and oversight process that includes independent oversight functions, management-level risk committees and Board-level engagement.
Board of Directors
The Risk Policy & Capital Committee of the Board, pursuant to its Charter, assists the Board in overseeing our management of risk and recommends for Board approval enterprise risk governance policy and limits. In addition, the Audit Committee reviews the system of internal controls that we rely upon to provide reasonable assurance of compliance with our enterprise risk management processes.
The Board of Directors delegates day-to-day risk management responsibilities to the Chief Executive Officer who then further delegates this responsibility among the company’s business unit heads, including the Chief Risk Officer and the Chief Compliance Officer. Risk management oversight authority, including responsibility for setting appropriate controls such as limits and policies, is delegated to the Chief Risk Officer, who then delegates certain levels of risk management oversight authority to our Chief Credit Officer and to the chief risk officers of each business unit or functional risk area (for example, model and operational risk). Management-level business risk committees serve in an advisory capacity to those officers to whom risk management authority has been delegated. In addition, certain activities require the approval of our conservator. See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors” for information about these activities.
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
We manage risk by using a “three line of defense” structure. The first line of defense is the active management of risk by the business unit. Each business unit is charged with conforming to the risk guidelines, risk appetite, risk policies and limits approved by the Board of Directors, the Risk Policy & Capital Committee and the Management Committee. The second line of defense is Enterprise Risk Management, which is responsible for ensuring compliance with the risk framework and independently reporting on risk management issues and performance. The third line of defense is Internal Audit, which is responsible for ensuring all parties are performing the actions for which they are accountable and for identifying any omissions or potential process improvements. Enterprise Risk Management reports independently to the Board’s Risk Policy & Capital Committee and Internal Audit reports independently to the Board’s Audit Committee.
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
The primary management-level business risk committees include the Asset Liability Committee, the Credit Risk Committee, the Model Oversight Committee and the Operational Risk Committee, as well as specific committees for each line of business. Executive-level risk discussions are held primarily by the Operating Committee, which consists of members of our executive management. On a periodic basis, the Chief Risk Officer prepares a detailed summary of current and emerging risks, compliance with risk limits and other risk reports, and reports on these matters to both the Operating Committee and the Risk Policy & Capital Committee of the Board. The Chief Risk Officer also reports periodically on other topics to the Risk Policy & Capital Committee of the Board, as appropriate.
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
Compliance and Ethics
The Compliance and Ethics division, under the direction of the Chief Compliance Officer, is dedicated to developing and maintaining policies and procedures to help ensure that Fannie Mae and its employees comply with the law, our Code of Conduct, and all regulatory obligations. The Chief Compliance Officer reports directly to our Chief Executive Officer and independently to the Audit Committee of the Board of Directors, and Compliance and Ethics personnel are compensated on objectives set for the group by the Audit Committee of the Board of Directors rather than corporate financial results or goals. The Chief Compliance Officer may be removed only upon Board approval. The Chief Compliance Officer is responsible for overseeing our compliance activities; developing and promoting a code of ethical conduct; evaluating and investigating any allegations of misconduct; and overseeing and coordinating regulatory reporting and examinations.
Credit Risk Management
We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. Market conditions as a result of the housing crisis resulted in significant exposure to mortgage and institutional counterparty credit risk. The metrics used to measure credit risk are generated using internal models. Our internal models require numerous assumptions and there are inherent limitations in any methodology used to estimate macroeconomic factors such as home prices, unemployment and interest rates and their impact on borrower behavior. When market conditions change rapidly and dramatically, the assumptions of our models may no longer accurately capture or reflect the changing conditions. On a continuous basis, management makes judgments about the appropriateness of the risk assessments indicated by the models. See “Risk Factors” for a discussion of the risks associated with our use of models.
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
Mortgage Credit Book of Business
Table 40 displays the composition of our mortgage credit book of business as of the dates indicated. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of December 31, 2012 and 2011.

Table 40: Composition of Mortgage Credit Book of Business(1)

	As of December 31, 2012			As of December 31, 2011
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,797,909	$188,418	$2,986,327	$2,798,633	$176,898	$2,975,531
Unconsolidated Fannie Mae MBS, held by third parties(3)	15,391	1,524	16,915	17,910	1,702	19,612
Other credit guarantees(4)	19,977	16,238	36,215	25,824	16,582	42,406
Guaranty book of business	$2,833,277	$206,180	$3,039,457	$2,842,367	$195,182	$3,037,549
Agency mortgage-related securities(5)	12,294	32	12,326	15,522	33	15,555
Other mortgage-related securities(6)	37,524	27,535	65,059	43,019	31,511	74,530
Mortgage credit book of business	$2,883,095	$233,747	$3,116,842	$2,900,908	$226,726	$3,127,634
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,764,903	$204,112	$2,969,015	$2,769,919	$192,797	$2,962,716
Government Guaranty Book of Business(8)	$68,374	$2,068	$70,442	$72,448	$2,385	$74,833
__________

(1)	Based on unpaid principal balance.

(2)	Consists of mortgage loans and Fannie Mae MBS recognized in our consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Reflects unpaid principal balance of unconsolidated Fannie Mae MBS, held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(4)	Consists of single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(5)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(6)	Consists primarily of mortgage revenue bonds, Alt-A and subprime private-label securities and CMBS.

(7)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(8)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of December 31, 2012 and 2011. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These approaches may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”
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
We provide additional information on non-Fannie Mae mortgage-related securities held in our portfolio, including the impairment that we have recognized on these securities, in “Note 5, Investments in Securities.”
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter™, our proprietary automated underwriting system which measures credit risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. As part of our regular evaluation of Desktop Underwriter, we conduct periodic examinations of the underlying risk assessment models and recalibrate the models based on actual loan performance and market assumptions to improve Desktop Underwriter’s ability to effectively analyze risk. Subject to our prior approval, we also may purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirements or meet agreed-upon standards that differ from our standard underwriting and eligibility criteria.
Because the number of our delinquent and defaulted loans increased during the housing crisis, we reviewed more of these loans for compliance with our requirements. We use the information obtained from these loan quality reviews to provide feedback to lenders on possible areas for correction in their origination practices. In addition to performing reviews on delinquent and defaulted loan populations, we also conduct reviews on random samples of performing loans soon after acquisition in order to identify loans that may not have met our underwriting or eligibility requirements. We refer to these loans as having “underwriting defects.” By identifying loans with underwriting defects earlier in their lifecycle, we can provide earlier feedback to lenders, which may lead to systemic improvements in the loan origination process.
Performance for the random sample is measured using a significant findings rate, which represents the proportion of loans in the sample population with underwriting defects. The significant findings rate does not necessarily indicate how well the loans will ultimately perform or the extent to which the loans will become subject to repurchase requests. Instead, we use it to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process.
Based on these reviews, we believe that over the last three years the percentage of loans we acquired that have underwriting defects has been reduced. As of February 28, 2013, the preliminary estimate of the non-Refi Plus loans we acquired in the twelve months ended June 30, 2012 that had underwriting defects was approximately 2.5%, compared with approximately 3.9% for loans acquired in the twelve months ended June 30, 2011 and approximately 5.5% for loans acquired in the twelve months ended June 30, 2010. These estimates are subject to change, perhaps materially, as we work through reconciliation of loans with defects acquired during these periods with originators.
Beginning in 2013, and in conjunction with our new representations and warranties framework that is discussed below, we will be changing the way we review loan files in order to provide lenders with better and earlier feedback on underwriting defects. We will also take advantage of recent advancements in tools and data-gathering. We do not yet know what impact this change will have on our significant findings rates, but it may limit the comparability between prior and future periods.
We initiated underwriting and eligibility changes that became effective in late 2008 and 2009 that focused on strengthening our underwriting and eligibility standards to promote sustainable homeownership. The result of many of these changes is reflected in the substantially improved risk profile of our single-family loan acquisitions since 2009. Most recently, in October 2012, we initiated further underwriting and eligibility changes through Desktop Underwriter 9.0 and our Selling Guide, which sets forth our policies and procedures related to selling single-family mortgages to us. The changes include updates to maximum LTV ratio requirements for adjustable-rate mortgages, as well as certain fixed-rate loan categories and Refi Plus policies related to documentation requirements for income and appraisal representations and warranties. In addition, we further refined our policies for manually underwritten mortgage loans with regard to comprehensive risk assessments, debt-to-income ratios and minimum credit score requirements for adjustable-rate mortgages.
In September 2012, we and Freddie Mac announced a new representation and warranty framework for conventional loans acquired on or after January 1, 2013. This new framework, which is part of FHFA’s seller-servicer contract harmonization initiative, seeks to provide lenders a higher degree of certainty and clarity regarding their repurchase exposure and liability on future deliveries, as well as consistency around repurchase timelines and remedies. Under the new framework, lenders will be relieved of certain repurchase obligations for loans that meet specific payment history requirements and other eligibility requirements. For example, a lender would not be required to repurchase a mortgage loan in breach of certain underwriting and eligibility representations and warranties if the borrower has made timely payments for 36 months following the acquisition date (or, for Refi Plus loans, for 12 months following the acquisition date), and the loan meets other specified eligibility requirements. Certain representations and warranties are “life of loan” representations and warranties, meaning that no relief from enforcement is available to lenders regardless of the number of payments made by a borrower. Examples of life of loan representations and warranties include, but are not limited to, a lender’s representation and warranty that it has originated a loan in compliance with all laws and that the loan conforms to our Charter requirements. As a result of this new framework, we are making changes in our quality control process that moves the primary focus of our quality control reviews from the time a loan defaults to shortly after the time the loan is delivered to us. These changes include augmenting the random sampling approach we currently use in selecting new mortgage loan deliveries for review with more targeted, discretionary loan selections.
As discussed in “Our Charter and Regulation of Our Activities—Charter Act,” our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of purchase. However, under HARP, we allow our borrowers who have mortgage loans with current LTV ratios above 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. See “Credit Profile Summary—Home Affordable Refinance Program and Refi Plus Loans” below for more discussion on HARP and its impact on our single-family conventional business volume and guaranty book of business.
Borrower-paid primary mortgage insurance is the most common type of credit enhancement in our single-family guaranty book of business. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage loan to a third-party insurer. In order for us to receive a payment in settlement of a claim under a primary mortgage insurance policy, the insured loan must be in default and the borrower’s interest in the property that secured the loan must have been extinguished, generally in a foreclosure action. The claims process for primary mortgage insurance typically takes three to six months after title to the property has been transferred.
Mortgage insurers may also provide pool mortgage insurance, which is insurance that applies to a defined group of loans. Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit. Under some of our pool mortgage insurance policies, we are required to meet specified loss deductibles before we can recover under the policy. We typically collect claims under pool mortgage insurance three to six months after disposition of the property that secured the loan. For a discussion of our aggregate mortgage insurance coverage as of December 31, 2012 and 2011, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”
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

•
Loan purpose. Loan purpose refers to how the borrower intends to use the funds from a mortgage loan—either for a home purchase or refinancing of an existing mortgage. Cash-out refinancings have a higher risk of default than either mortgage loans used for the purchase of a property or other refinancings that restrict the amount of cash returned to the borrower.

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

Table 41: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2012	2011	2010	2012	2011	2010
Original LTV ratio:(5)
<= 60%	25%	29%	30%	23%	24%	24%
60.01% to 70%	15	16	16	15	16	16
70.01% to 80%	35	37	38	39	40	41
80.01% to 90%(6)	9	9	9	10	10	9
90.01% to 100%(6)	8	7	5	10	9	9
100.01% to 125%(6)	5	2	2	2	1	1
Greater than 125%(6)	3	—	—	1	—	—
Total	100%	100%	100%	100%	100%	100%
Weighted average	75%	69%	68%	73%	71%	71%
Average loan amount	$213,515	$209,847	$219,431	$157,512	$156,194	$155,531
Estimated mark-to-market LTV ratio:(7)
<= 60%				28%	26%	28%
60.01% to 70%				15	12	13
70.01% to 80%				22	18	19
80.01% to 90%				13	16	15
90.01% to 100%				9	10	9
100.01% to 125%				8	11	10
Greater than 125%				5	7	6
Total				100%	100%	100%
Weighted average				75%	79%	77%
Product type:
Fixed-rate:(8)
Long-term	74%	67%	72%	72%	73%	74%
Intermediate-term	23	26	22	17	15	14
Interest-only	*	*	*	1	1	2
Total fixed-rate	97	93	94	90	89	90
Adjustable-rate:
Interest-only	*	1	1	3	3	4
Other ARMs	3	6	5	7	8	6
Total adjustable-rate	3	7	6	10	11	10
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	98%	97%	97%	97%
2-4 units	2	3	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	91%	91%	91%	91%	91%
Condo/Co-op	9	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	89%	89%	91%	89%	89%	90%
Second/vacation home	4	5	4	4	5	4
Investor	7	6	5	7	6	6
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2012	2011	2010	2012	2011	2010
FICO credit score at origination:
< 620	1%	* %	* %	3%	3%	4%
620 to < 660	2	2	2	6	7	7
660 to < 700	7	7	7	12	13	15
700 to < 740	16	16	16	20	20	21
>= 740	74	75	75	59	57	53
Total	100%	100%	100%	100%	100%	100%
Weighted average	761	762	762	742	738	735
Loan purpose:
Purchase	21%	24%	22%	28%	31%	33%
Cash-out refinance	14	17	20	24	27	29
Other refinance	65	59	58	48	42	38
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	16%	15%	16%	15%	15%	15%
Northeast	17	19	20	19	19	19
Southeast	19	19	18	23	24	24
Southwest	16	16	15	16	15	15
West	32	31	31	27	27	27
Total	100%	100%	100%	100%	100%	100%
Origination year:
< = 2004				13%	18%	23%
2005				5	7	9
2006				5	7	8
2007				7	10	12
2008				5	7	9
2009				11	17	21
2010				13	18	18
2011				15	16	—
2012				26	—	—
Total				100%	100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of December 31, 2012, 2011 and 2010. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

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

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of December 31, 2012 and 2011. See “Credit Profile Summary” and “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for information on our loan limits.

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

(8)
Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate loans have maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(9)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary
The single-family loans we purchased or guaranteed in 2012 have a strong credit profile with a weighted average original LTV ratio of 75%, a weighted average FICO credit score of 761, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans.
The credit profile of our future acquisitions will depend on many factors, including our future pricing and eligibility standards and those of mortgage insurers and FHA, the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under HARP. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices.
The increase in our weighted average original LTV ratio in 2012 compared with 2011 was primarily due to (1) an increase in acquisitions of refinancings under HARP in 2012, including loans with LTV ratios above 125% (see our discussion on HARP below), and (2) an increase in acquisitions of home purchase mortgages with LTV ratios greater than 80%. The increase in acquisitions of home purchase mortgages with LTV ratios greater than 80% in 2012 compared with 2011 was primarily due to: (1) most mortgage insurance companies lowering their premiums in 2012 and 2011 for loans with higher credit scores; and (2) FHA implementing price increases in its annual mortgage insurance premium in 2012 and 2011. These price changes improved the economics of purchasing private mortgage insurance as compared to purchasing FHA insurance and helped drive an increase in our acquisition of loans with LTV ratios over 80%. Despite the increase in home purchase mortgages with LTV ratios greater than 80%, these acquisitions have strong credit profile with weighted average FICO scores of 755.
Over the past several years, the prolonged and severe decline in home prices resulted in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business to increase. However, in 2012, as home prices began to increase, the estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business decreased. As of December 31, 2012, the estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business was 75% compared with 79% as of December 31, 2011. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 13% as of December 31, 2012 and 18% as of December 31, 2011. If home prices were to decline, more loans would have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.
Home Affordable Refinance Program (“HARP”) and Refi Plus Loans
HARP was designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values. We offer HARP under our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Under HARP, we allow our borrowers who have mortgage loans with current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Under HARP, we were previously authorized to acquire loans only if their current LTVs did not exceed 125% for fixed-rate loans and did not exceed 105% for adjustable-rate mortgages. Changes to HARP implemented in the first half of 2012 extended refinancing flexibility to eligible borrowers with loans that have LTV ratios greater than 125% for fixed-rate loans, which make the benefits of HARP available to a greater number of borrowers. The changes also included an extension of the ending date for HARP to December 2013. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans also have lower FICO credit scores and/or may provide less documentation than we would otherwise require.

Loans we acquire under Refi Plus in general and HARP in particular represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the acquired loans essentially replaces the credit risk that we already held prior to the refinancing. Loans we acquire under HARP and Refi Plus may not perform as well as the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate).
As a result of low mortgage rates in recent periods, the percentage of acquisitions that are refinanced loans, including loans acquired under HARP, remains elevated. HARP loans constituted approximately 16% of our total single-family acquisitions in all of 2012, compared with approximately 10% of total single-family acquisitions in all of 2011. Due to the increase in the volume of HARP loans with higher LTV ratios, the weighted average LTV ratio at origination for our acquisitions in all of 2012 was higher than for our acquisitions in all of 2011. The average original LTV ratio of single-family loans we acquired in 2012, excluding HARP loans, was 68%, compared with 111% for HARP loans. As a result of the changes to HARP implemented in 2012, we expect that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP until there is no longer a large population of borrowers with loans that have high LTV ratios who would benefit from refinancing. In particular, we expect to acquire many refinancings with LTV ratios greater than 125%, because many borrowers were unable to refinance loans with LTV ratios greater than 125% until changes to HARP were fully implemented in the second quarter of 2012. Approximately 3% of our total single-family conventional business volume for 2012 consisted of refinanced loans with LTV ratios greater than 125% at the time of acquisition. HARP is scheduled to end in December 2013, although we will continue to accept deliveries of HARP loans through September 30, 2014 for the loans with application dates on or before December 2013.
Table 42 displays the serious delinquency rates and current mark-to-market LTV ratios as of December 31, 2012 of single-family loans we acquired under HARP and Refi Plus compared with the other single-family loans we acquired since the beginning of 2009.
Table 42: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus

	As of December 31, 2012
	Percentage of New Book	Current Mark-to-Market LTV Ratio > 100%	FICO Credit Score at Origination(1)	Serious Delinquency Rate
HARP(2)	13%	38%	741	0.93%
Other Refi Plus(3)	12	*	755	0.33
Total Refi Plus	25	20	748	0.61
Non-Refi Plus(4)	75	1	762	0.26
Total new book of business(5)	100%	6%	759	0.35%
__________

*	Represents less than 0.5%.

(1)	In the case of refinancings, represents FICO credit score at the time of the refinancing.

(2)
HARP loans have LTV ratios at origination in excess of 80%. In the fourth quarter of 2012, we revised our presentation of the data to reflect all loans under our Refi Plus program with LTV ratios at origination in excess of 80% as HARP loans. Previously we did not reflect loans that were backed by second homes or investor properties as HARP loans.

(3)	Other Refi Plus includes all other Refi Plus loans that are not HARP loans.

(4)	Includes primarily other refinancings and home purchase mortgages.

(5)	Refers to single-family mortgage loans we have acquired since the beginning of 2009.
Alt-A and Subprime Loans
We classify certain loans as subprime or Alt-A so that we can discuss our exposure to subprime and Alt-A loans in this Form 10-K and elsewhere. However, there is no universally accepted definition of subprime or Alt-A loans. Our single-family conventional guaranty book of business includes loans with some features that are similar to Alt-A loans or subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria.
We do not rely solely on our classifications of loans as Alt-A or subprime to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Note 3, Mortgage Loans” and “Note 6, Financial Guarantees.”

Our exposure to Alt-A and subprime loans included in our single-family conventional guaranty book of business, based on the classification criteria described in this section, does not include (1) our investments in private-label mortgage-related securities backed by Alt-A and subprime loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. See “Note 5, Investments in Securities” for more information on our exposure to private-label mortgage-related securities backed by Alt-A and subprime loans. As a result of our decision to discontinue the purchase of newly originated Alt-A loans, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time. We are also not currently acquiring newly originated subprime loans, although we are acquiring refinancings of existing Fannie Mae subprime loans in connection with our Refi Plus initiative. Unlike the loans they replace, these refinancings are not included in our reported subprime loans because they do not meet our classification criteria for subprime loans.
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. We have classified a mortgage loan as subprime if and only if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $155.5 billion as of December 31, 2012, represented approximately 5.6% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $5.0 billion as of December 31, 2012, represented approximately 0.2% of our single-family conventional guaranty book of business.
Jumbo-Conforming and High-Balance Loans
The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $129.0 billion, or 4.7% of our single-family conventional guaranty book of business, as of December 31, 2012 and $133.0 billion, or 4.8% of our single-family conventional guaranty book of business, as of December 31, 2011. The standard conforming loan limit for a one-unit property was $417,000 in 2012 and 2011. Our loan limits were higher in specified high-cost areas, reaching as high as $729,750 for one-unit properties; however, our loan limits for loans originated after September 30, 2011 decreased in specified high-cost areas to an amount not to exceed $625,500 for one-unit properties. Unlike FHA, which is not subject to current loan limits for refinancing its existing loans above current limits, our current loan limits apply to all new acquisitions. Therefore, we expect refinances of our existing loans above current limits to be significantly reduced. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for additional information on our loan limits.
Reverse Mortgages
The outstanding unpaid principal balance of reverse mortgage whole loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $50.2 billion as of December 31, 2012 and $50.9 billion as of December 31, 2011. The balance of our reverse mortgage loans could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee, and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through FHA. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to losses on these loans. In 2010, we communicated to our lenders that we were exiting the reverse mortgage business and would no longer acquire newly originated home equity conversion mortgages.
Adjustable-rate Mortgages (“ARMs”) and Fixed-rate Interest-only Mortgages
ARMs are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. Interest-only loans allow the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. The majority of our interest-only loans are ARMs. Our negative-amortizing loans are ARMs that allow the borrower to make monthly payments that are less than the interest actually accrued for the period. The unpaid interest is added to the principal balance of the loan, which increases the outstanding loan balance. ARMs represented 9.9% of our single-family conventional guaranty book of business as of December 31, 2012.
Table 43 displays information for ARMs and fixed-rate interest-only loans in our single-family guaranty book of business, aggregated by product type and categorized by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Table 43: Single-Family Adjustable-Rate Mortgage Resets by Year(1)

	Reset Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in millions)
ARMs—Amortizing	$43,113	$11,688	$59,851	$31,028	$19,542	$24,821	$190,043
ARMs—Interest Only	37,457	5,343	15,684	6,746	4,403	4,644	74,277
ARMs—Negative Amortizing	5,592	348	800	475	195	—	7,410
Total	$86,162	$17,379	$76,335	$38,249	$24,140	$29,465	$271,730
Fixed-Rate Interest Only	$80	$121	$1,060	$6,493	$12,596	$3,606	$23,956
__________

(1)
Does not include loans we have modified, some of which are subject to higher interest rates and increased monthly payments in the future. Also excludes loans for which there is not an additional reset for the remaining life of the loan.

We have not observed a materially different performance trend for interest-only loans or negative-amortizing loans that have recently reset as compared to those that are still in the initial period. We believe the current performance trend is the result of the current low interest rate environment and do not expect this trend to continue if interest rates rise significantly.
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
We seek to improve the servicing of our delinquent loans through a variety of means, including improving our communications with and training of our servicers, directing servicers to contact borrowers at an earlier stage of delinquency and improve their telephone communications with borrowers, and holding our servicers accountable for following our requirements. In 2011, we issued new standards for mortgage servicers regarding the management of delinquent loans, default prevention and foreclosure time frames under FHFA’s directive to align GSE policies for servicing delinquent mortgages. The new standards, reinforced by new incentives and compensatory fees, require servicers to take a more consistent approach for homeowner communications, loan modifications and other workouts, and, when necessary, foreclosures.
In addition to the new standards, we took other steps to improve the servicing of our delinquent loans, which included transferring servicing on loan populations that include loans with higher-risk characteristics to special servicers with which we have worked to develop high-touch protocols for servicing these loans. We believe retaining special servicers to service these loans using high-touch protocols will reduce our future credit losses on the transferred loan portfolio. We continue to work with some of our servicers to test and implement high-touch servicing protocols designed for managing higher-risk loans, which include lower ratios of loans per servicer employee, beginning borrower outreach strategies earlier in the delinquency cycle and establishing a single point of contact for distressed borrowers.
The efforts of our mortgage servicers are critical in keeping people in their homes and preventing foreclosures. We continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes. As of December 31, 2012, we had established 13 Mortgage Help Centers across the nation to accelerate the response time for struggling homeowners with loans owned by us. During 2012, these centers helped borrowers obtain nearly 12,000 home retention plans. We have also established partnerships with 18 local non-profit organizations in 17 cities, collectively known as our Mortgage Help Network. The Mortgage Help Network represents a contractual relationship with select not-for-profit counseling agencies located in our top delinquent mortgage markets to provide borrowers foreclosure prevention counseling, documentation and assistance with pending loan workout solutions. We also use direct mail and phone calls to encourage homeowners to pursue home retention solutions and foreclosure alternatives, and have established partnerships with counseling agencies in ten states across the country to provide similar services. Further, in cooperation with several Multiple Listing Services across the nation, we developed the Short Sale Assistance Desk to assist real estate professionals in handling post-offer short sale issues that may relate to servicer responsiveness, the existence of a second lien, or issues involving mortgage insurance.

In the following section, we present statistics on our problem loans, describe specific efforts undertaken to manage these loans and prevent foreclosures, and provide metrics regarding the performance of our loan workout activities. Unless otherwise noted, single-family delinquency data is calculated based on number of loans. We include single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family delinquency rate. Seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Percentage of book outstanding calculations are based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family guaranty book of business for which we have detailed loan-level information.
Problem Loan Statistics
The following table displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) as of the dates indicated.
Table 44: Delinquency Status of Single-Family Conventional Loans

	As of December 31,
	2012	2011	2010
Delinquency status:
30 to 59 days delinquent	1.96%	2.17%	2.32%
60 to 89 days delinquent	0.66	0.74	0.87
Seriously delinquent	3.29	3.91	4.48
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	72%	70%	67%
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. Our new single-family book of business represented 66% of our single-family guaranty book of business as of December 31, 2012. In January 2013, our single-family serious delinquency rate decreased further to 3.18% as a result of our continued loss mitigation efforts, as well as a result of the resolution agreement we entered into with Bank of America. Pursuant to the agreement, Bank of America repurchased specified single-family loans, some of which were seriously delinquent. See “Note 20, Subsequent Events” for additional information on the resolution agreement.
Although our serious delinquency rate has decreased, our serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure. High levels of foreclosures, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes have lengthened the time it takes to foreclose on a mortgage loan in many states. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last few years than it would have if the pace of foreclosures had been faster. We believe the slow pace of foreclosures will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses (income). The length of the foreclosure process, the pace of loan modifications and changes in home prices and other macroeconomic conditions all influence serious delinquency rates. We expect the number of our single-family loans in our legacy book of business that are seriously delinquent to remain well above pre-2008 levels for years.
Table 45 displays a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business. Serious delinquency rates vary by geographic region due to many factors including regional home prices, unemployment, economic conditions and state foreclosure timelines.

Table 45: Single-Family Serious Delinquency Rates

	As of December 31,
	2012		2011		2010
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	2.92%	15%	3.73%	15%	4.16%
Northeast	19	4.40	19	4.43	19	4.38
Southeast	23	4.78	24	5.68	24	6.15
Southwest	16	1.76	15	2.30	15	3.05
West	27	2.28	27	2.87	27	4.06
Total single-family conventional loans	100%	3.29%	100%	3.91%	100%	4.48%
Single-family conventional loans:
Credit enhanced	14%	7.09%	14%	9.10%	15%	10.60%
Non-credit enhanced	86	2.70	86	3.07	85	3.40
Total single-family conventional loans	100%	3.29%	100%	3.91%	100%	4.48%
__________

(1)	See footnote 9 to “Table 41: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.
While loans across our single-family guaranty book of business have been affected by the weak market conditions, loans in certain states, certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTVs, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a disproportionate share of our credit losses. California, Florida, Arizona, Nevada and some states in the Midwest experienced more significant declines in home prices coupled with unemployment rates that remain high.
Table 46 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics as of the dates indicated. The reported categories are not mutually exclusive.

Table 46: Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of December 31,
	2012				2011				2010
	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)
	(Dollars in millions)
States:
Arizona	$65,277	2%	2.14%	88%	$66,875	2%	3.65%	109%	$71,052	2%	6.23%	105%
California	523,602	19	1.69	73	516,608	19	2.46	81	507,598	18	3.89	76
Florida	165,377	6	10.06	96	175,344	6	11.80	108	184,101	7	12.31	107
Nevada	27,206	1	6.70	117	28,766	1	7.42	138	31,661	1	10.66	128
Select Midwest states (2)	278,455	10	3.51	81	284,060	10	4.39	84	292,734	11	4.80	80
All other states	1,697,209	62	2.85	71	1,689,846	62	3.18	73	1,695,615	61	3.46	71
Product type:
Alt-A	155,469	6	11.36	96	182,236	7	12.43	101	211,770	8	13.87	96
Subprime	5,035	*	20.60	107	5,791	*	23.18	111	6,499	*	28.20	103
Vintages:
2005	139,204	5	7.79	90	190,521	7	7.27	95	235,100	9	7.20	89
2006	138,040	5	12.15	105	186,835	7	11.81	111	232,009	8	12.19	104
2007	195,308	7	12.99	107	269,012	10	12.62	112	334,110	12	13.24	104
2008	124,747	5	6.63	88	192,713	7	5.64	92	256,024	9	4.88	85
All other vintages	2,159,827	78	1.36	69	1,922,418	69	1.59	69	1,725,518	62	1.73	65
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	374,010	13	13.42	128	493,762	18	13.76	131	435,991	16	17.70	130
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	19,416	1	14.76	113	18,992	1	18.67	115	21,205	1	21.41	109
__________

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.
Loan Workout Metrics
We continue to work with our servicers to implement our home retention and foreclosure prevention initiatives. Loan modifications involve changes to the original mortgage terms such as product type, interest rate, amortization term, maturity date and/or unpaid principal balance. For many of our modifications, we will ultimately collect less than the contractual amount due under the original loan. Other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. Additionally, we currently offer up to twelve months of forbearance for unemployed homeowners as an additional tool to help them avoid foreclosure.
With our implementation of HAMP, a modification initiative under the Making Home Affordable Program that is intended to be uniform across servicers, our aim is to help borrowers whose loan is either currently delinquent or is at imminent risk of default. HAMP modifications can include reduced interest rates, term extensions, and/or principal forbearance to bring the monthly payment down to 31% of the borrower’s gross (pre-tax) income. After a servicer determines that the borrower’s hardship is not temporary in nature, we require that servicers first evaluate borrowers for eligibility under HAMP before considering other workout options or foreclosure. By design, not all borrowers facing foreclosure will be eligible for a HAMP modification. As a result, we are working with servicers to ensure that borrowers who do not qualify for HAMP or who fail to successfully complete the HAMP required trial period are provided with alternative home retention options or a foreclosure prevention alternative.
In addition, we continue to focus on foreclosure alternatives for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Foreclosure alternatives include short sales, where our servicers work with a borrower to sell their home prior to foreclosure, and deeds-in-lieu of foreclosure, where the borrower voluntarily signs over the title to their property to the servicer. These alternatives are designed to reduce our credit losses while helping borrowers avoid foreclosure. The existence of a second lien may limit our ability to provide borrowers with loan workout options, particularly those that are part of our foreclosure prevention efforts; however, we are not required to contact a second lien holder to obtain their approval prior to providing a borrower with a loan modification.
Table 47 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment and forbearance plans that have been initiated but not completed.
Table 47: Statistics on Single-Family Loan Workouts

	For the Year Ended December 31,
	2012		2011		2010
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$30,640	163,412	$42,793	213,340	$82,826	403,506
Repayment plans and forbearances completed(1)	3,298	23,329	5,042	35,318	4,385	31,579
HomeSaver Advance first-lien loans	—	—	—	—	688	5,191
Total home retention strategies	33,938	186,741	47,835	248,658	87,899	440,276
Foreclosure alternatives:
Short sales	15,916	73,528	15,412	70,275	15,899	69,634
Deeds-in-lieu of foreclosure	2,590	15,204	1,679	9,558	1,053	5,757
Total foreclosure alternatives	18,506	88,732	17,091	79,833	16,952	75,391
Total loan workouts	$52,444	275,473	$64,926	328,491	$104,851	515,667
Loan workouts as a percentage of single-family guaranty book of business(2)	1.85%	1.57%	2.29%	1.85%	3.66%	2.87%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.
The volume of home retention solutions completed in 2012 decreased compared with 2011, primarily due to a decline in the number of delinquent loans in 2012, compared with 2011.
During 2012, we initiated approximately 184,000 trial modifications, HAMP and non-HAMP, compared with approximately 211,000 trial modifications during 2011. We also initiated other types of workouts, such as repayment plans and forbearances.
HAMP guidance directs servicers either to cancel or to convert trial modifications after three or four monthly payments, depending on the borrower’s circumstances. As of December 31, 2012, 56% of our HAMP trial modifications had been converted to permanent HAMP modifications since the inception of the program. The conversion rate for HAMP modifications since June 1, 2010, when servicers became required to perform a full verification of a borrower’s eligibility prior to offering a HAMP trial modification, was 87% as of December 31, 2012. The average length of a trial period for HAMP modifications initiated after June 1, 2010 was four months.
The number of foreclosure alternatives completed during 2012 remained high as these are favorable solutions for a large number of borrowers. We expect the volume of our home retention solutions and foreclosure alternatives to remain high throughout 2013.
We continue to work with our servicers to implement our home retention and foreclosure prevention initiatives. Our approach to workouts continues to focus on the large number of borrowers facing financial hardships. Accordingly, the vast majority of loan modifications we have completed since 2009 have been concentrated on deferring or lowering the borrowers’ monthly mortgage payments to allow borrowers to work through their hardships. In addition, more than half of the loan modifications we have made since 2009 have been made to loans that have mark-to-market LTV ratios above 100%.

The majority of our home retention strategies, including trial modifications and loans to certain borrowers who received bankruptcy relief, are classified as TDRs upon initiation.
Table 48 displays activity related to our single-family TDRs for the periods indicated. For more information on the impact of TDRs, see “Note 3, Mortgage Loans.”
Table 48: Single-Family Troubled Debt Restructuring Activity(1)(2)

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Beginning balance, January 1	$177,484	$155,564	$101,282
New TDRs	54,032	42,088	67,550
Foreclosures(2)	(13,752)	(14,143)	(9,526)
Payoffs(3)	(6,992)	(2,801)	(1,915)
Other(4)	(3,367)	(3,224)	(1,827)
Ending balance, December 31	$207,405	$177,484	$155,564
__________

(1)	Represents the unpaid principal balance of the loans post-modification.

(2)	Consists of foreclosures, deeds-in-lieu of foreclosure, short sales, and third-party sales.

(3)	Consists of full borrower payoffs and repurchases of loans that were successfully resolved through payment by mortgage sellers/servicers.

(4)	Primarily includes monthly principal payments.
Table 49 displays the percentage of our loan modifications completed during 2011 and 2010 that were current or paid off one year after modification, as well as the percentage of our loan modifications completed during 2010 that were current or paid off two years after modification.
Table 49: Percentage of Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

	2011				2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
One Year Post-Modification
HAMP Modifications	78%	78%	78%	77%	74%	74%	74%	76%
Non-HAMP Modifications	66	68	69	69	67	67	65	55
Total	71	72	75	74	69	70	70	65

Two Years Post-Modification
HAMP Modifications					70%	69%	68%	70%
Non-HAMP Modifications					64	63	61	52
Total					65	65	65	60
__________

(1)	Excludes loans that were classified as subprime ARMs that were modified into fixed-rate mortgages. Modifications do not reflect loans currently in trial modifications.
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
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 50 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 50: Single-Family Foreclosed Properties

	For the Year Ended December 31,
	2012	2011	2010
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	118,528	162,489	86,155
Acquisitions by geographic area:(2)
Midwest	50,583	45,167	57,761
Northeast	12,008	9,858	14,049
Southeast	58,411	51,153	79,453
Southwest	28,541	44,675	55,276
West	24,936	48,843	55,539
Total properties acquired through foreclosure(1)	174,479	199,696	262,078
Dispositions of REO	(187,341)	(243,657)	(185,744)
End of period inventory of single-family foreclosed properties (REO)(1)	105,666	118,528	162,489
Carrying value of single-family foreclosed properties (dollars in millions)(3)	$9,505	$9,692	$14,955
Single-family foreclosure rate(4)	0.99%	1.13%	1.46%
__________

(1)	Includes held for use properties, which are reported in our consolidated balance sheets as a component of “Other assets” and acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 41: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The slow economic recovery, combined with high unemployment rates, continues to result in a high level of mortgage loans that transition from delinquent to REO status, either through foreclosure or deed-in-lieu of foreclosure. Our foreclosure rates remain high; however, foreclosures continue to proceed at a slow pace caused by continuing foreclosure process issues encountered by our servicers and changing legislative, regulatory and judicial requirements. The delay in foreclosures has resulted in a decrease in the inventory of foreclosed properties since December 31, 2010.
Neighborhood stabilization is a core principle in our approach to managing our REO inventory. As a result, we seek to keep properties in good condition and, where appropriate, repair them to make them more marketable. Our goal is to obtain the highest price possible for the properties we sell. In 2012, we repaired approximately 84,000 properties from our single-family REO inventory, at an average cost of approximately $6,100 per property.
Repairing REO properties increases sales to owner occupants and increases financing options for REO buyers. In addition, we encourage homeownership through our First Look™ marketing period. During this First Look period, owner occupants, some nonprofit organizations and public entities may submit offers and purchase properties without competition from investors. Approximately 107,000 of the 187,000 single-family properties we sold in 2012 were purchased by owner occupants, nonprofit organizations or public entities.
We currently lease properties to tenants who occupied the properties before we acquired them into our REO inventory and to eligible borrowers who executed a deed-in-lieu of foreclosure, which can minimize disruption by providing additional time to find alternate housing, help stabilize local communities, provide us with rental income, and support our compliance with federal and state laws protecting tenants in foreclosed properties. As of December 31, 2012, over 7,000 tenants leased our REO properties.
We continue to manage our REO inventory to minimize costs and maximize sales proceeds. However, as we are unable to market and sell a higher portion of our inventory, the pace at which we can dispose of our properties has slowed, resulting in higher foreclosed property expenses related to costs associated with ensuring that the property is vacant and costs of maintaining the property.
Table 51 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.
Table 51: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of December 31,
	2012	2011	2010
Available-for-sale	28%	28%	37%
Offer accepted(1)	17	17	14
Appraisal stage(2)	10	8	8
Unable to market:
Redemption status(3)	11	12	11
Occupied status(4)	14	15	16
Rental property(5)	5	7	6
Properties being repaired	7	6	5
Other	8	7	3
Total unable to market	45	47	41
Total	100%	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are within the period during which state laws allows the former mortgagor and second lien holders to redeem the property.

(4)	Properties that are still occupied, and for which the eviction process is not yet complete.

(5)	Properties with a tenant living in the home under our Tenant in Place or Deed for Lease programs.
Table 52 displays the proportionate share of foreclosures in certain states as compared with their share of our guaranty book of business.
Table 52: Single-Family Acquired Property Concentration Analysis

	As of	For the Year Ended	As of	For the Year Ended	As of	For the Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)
States:
Arizona, California, Florida, and Nevada	28%	28%	28%	33%	28%	36%
Illinois, Indiana, Michigan, and Ohio	10	23	10	17	11	17
__________

(1)
Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Calculated based on the number of properties acquired through foreclosure or deed-in-lieu of foreclosure during the period divided by the total number of properties acquired through foreclosure.

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
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 88% of our multifamily guaranty book of business as of December 31, 2012, compared with 86% as of December 31, 2011 and 84% as of December 31, 2010.
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
Table 53 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender as of the dates indicated.
Table 53: Multifamily Lender Risk-Sharing

	As of December 31,
	2012	2011
Lender risk-sharing
DUS	73%	68%
Non-DUS negotiated	8	11
No recourse to the lender	19	21
At the time of our purchase or guarantee of multifamily mortgage loans, we and our lenders rely significantly on sound underwriting standards, which often include third-party appraisals and cash flow analysis. Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance.
Table 54 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business as of the dates indicated.
Table 54: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of December 31,
	2012	2011	2010
Weighted average original LTV ratio	66%	66%	67%
Original LTV ratio greater than 80%	4	5	5
Original DSCR less than or equal to 1.10	8	8	9

Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration, and credit enhancement coverage is an important factor that influences credit performance and helps reduce our credit risk.
We and our lenders monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan: at the loan, property and portfolio levels. We track credit risk characteristics to determine the loan credit quality indicator, which are the internal risk categories and are further discussed in “Note 3, Mortgage Loans.” The credit risk characteristics we use to help determine the internal risk categories include the physical condition of the property, delinquency status, the relevant local market and economic conditions that may signal changing risk or return profiles, and other risk factors. For example, in addition to capitalization rates, we closely monitor the rental payment trends and vacancy levels in local markets to identify loans that merit closer attention or loss mitigation actions. We are managing our exposure to refinancing risk for multifamily loans maturing in the next several years. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to loans maturing in the near term. The primary asset management responsibilities for our multifamily loans are performed by our DUS and other multifamily lenders. We periodically evaluate these lenders’ and our other third party service providers’ performance for compliance with our asset management criteria.
As part of our ongoing credit risk management process, we have worked with our lenders in recent years to collect limited sets of quarterly property operating measures from borrowers, in addition to more complete annual financial updates, for those loans where we are entitled contractually to receive such information. During the second quarter of 2012, we began requiring lenders to provide complete quarterly financial updates consistent with the information required for annual submissions. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 5% as of December 31, 2012 and 7% as of December 31, 2011. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 6 to 12 months.
Problem Loan Management and Foreclosure Prevention
The number of seriously delinquent multifamily loans decreased in 2012. Since changes in delinquency rates lag changes in economic conditions, we expect delinquencies to continue to contribute to credit losses. We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses to a low level relative to our multifamily guaranty book of business.
Problem Loan Statistics
We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

Table 55 displays a comparison of our multifamily serious delinquency rates for loans acquired through our DUS product line versus loans not acquired through our DUS product line and the percentage of total multifamily credit losses they represent.
Table 55: Multifamily Concentration Analysis

	As of December 31,						Percentage of Multifamily Credit Losses For the Years Ended December 31,
	2012		2011		2010
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate

							2012	2011	2010
DUS small balance loans (1)	8%	0.32%	8%	0.45%	8%	0.55%	7%	9%	7%
DUS non small balance loans (2)	76	0.17	72	0.51	70	0.56	71	72	61
Non-DUS small balance loans (1)	7	1.02	9	1.38	10	1.47	16	12	10
Non-DUS non small balance loans (2)	9	0.21	11	0.57	12	0.97	6	7	22
Total multifamily loans	100%	0.24%	100%	0.59%	100%	0.71%	100%	100%	100%
__________

(1)	Loans with original unpaid principal balances of up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(2)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.
The multifamily serious delinquency rate decreased as of December 31, 2012 compared with December 31, 2011 as national multifamily market fundamentals continued to improve. The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, acquired through non-DUS lenders continue to represent a disproportionately large share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur.
Small balance non-DUS loans continue to exhibit higher delinquencies than small balance loans acquired through DUS lenders. These small balance non-DUS loans account for 29% of our multifamily serious delinquencies and 7% of our multifamily guaranty book of business as of December 31, 2012 compared with 20% of our multifamily serious delinquencies and 9% of our multifamily guaranty book of business as of December 31, 2011. These small balance non-DUS loan acquisitions mainly occurred in 2007 and 2008 but have been less than 2% of the unpaid principal balance of our total multifamily acquisitions since 2008. Although our 2007 and early 2008 acquisitions were underwritten to our then-current credit standards and required borrower equity, they were acquired near the peak of multifamily housing values. During the second half of 2008, our underwriting standards were adjusted to reflect the evolving market trends at that time.
In addition, Nevada has a disproportionately high share of seriously delinquent loans compared with its share of the multifamily guaranty book of business as a result of slow economic recovery in certain areas of the state. Nevada accounted for 12% of multifamily serious delinquencies but only 1% of the multifamily guaranty book of business as of December 31, 2012.

REO Management
Foreclosure and REO activity affect the level of our credit losses. Table 56 displays our held for sale multifamily REO activity for the periods indicated.
Table 56: Multifamily Foreclosed Properties

	For the Year Ended December 31,
	2012	2011	2010
Multifamily foreclosed properties (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	260	222	73
Total properties acquired through foreclosure	164	257	232
Transfers to held for use, net(1)	(44)	(27)	(1)
Dispositions of REO	(252)	(192)	(82)
End of period inventory of multifamily foreclosed properties (REO)	128	260	222
Carrying value of multifamily foreclosed properties (dollars in millions)	$331	$577	$596
__________

(1)	Represents the net transfers of properties from held for sale to held for use. Held for use properties are reported in our consolidated balance sheets as a component of “Other assets.”
The decrease in our multifamily foreclosed property inventory reflects the continued improvement of national multifamily market fundamentals in 2012.
Institutional Counterparty Credit Risk Management
We rely on our institutional counterparties to provide services and credit enhancements, risk sharing agreements with lenders and financial guaranty contracts that are critical to our business. Institutional counterparty credit risk is the risk that these institutional counterparties may fail to fulfill their contractual obligations to us, including mortgage sellers/servicers who are obligated to repurchase loans from us or reimburse us for losses in certain circumstances and service our loans based on established guidelines. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.
Several of our institutional counterparties are subject to provisions of the Dodd-Frank Act. However, we cannot predict its potential impact on our company or our industry at this time. For additional discussion on key provisions and additional information about this legislation see “Legislative and Regulatory Developments—Financial Regulatory Reform Legislation: The Dodd-Frank Act” and “Risk Factors.”
We have exposure primarily to the following types of institutional counterparties:

•	mortgage sellers/servicers that sell the loans to us or service the loans we hold in our investment portfolio or that back our Fannie Mae MBS;

•
third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio or that back our Fannie Mae MBS, including mortgage insurers, financial guarantors and lenders with risk sharing arrangements;

•
custodial depository institutions that hold principal and interest payments for Fannie Mae portfolio loans and MBS certificateholders, as well as collateral posted by derivatives counterparties, and mortgage sellers/servicers;

•	issuers of securities held in our cash and other investments portfolio;

•	derivatives counterparties;

•	debt security and mortgage dealers; and

•	document custodians.
We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, and mortgage insurers, resulting in a significant credit concentration with respect to this industry. We also have significant concentrations of credit risk with particular counterparties. Many of our institutional counterparties provide several types of services for us. For example, many of our lender customers or their affiliates act as mortgage sellers/servicers, derivatives counterparties, custodial depository institutions or document custodians on our behalf.

The liquidity and financial condition of some of our institutional counterparties improved in 2012 compared with 2011. However, there is still significant risk to our business of defaults by these counterparties due to bankruptcy or receivership, lack of liquidity, insufficient capital, operational failure or other reasons. As described in “Risk Factors,” the financial difficulties that our institutional counterparties are experiencing may negatively affect their ability to meet their obligations to us and the amount or quality of the products or services they provide to us.
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
Mortgage Sellers/Servicers
Our primary exposures to institutional counterparty risk are with mortgage sellers/servicers that service the loans we hold in our mortgage portfolio or that back our Fannie Mae MBS, as well as mortgage sellers/servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances. We rely on mortgage sellers/servicers to meet our servicing standards and fulfill their servicing and repurchase obligations.
Mortgage sellers/servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. We have minimum standards and financial requirements for mortgage sellers/servicers. For example, we require mortgage servicers to collect and retain a sufficient level of servicing fees to reasonably compensate a replacement mortgage servicer in the event of a servicing contract breach. In addition, we perform periodic on-site and financial reviews of our mortgage servicers and monitor their financial and portfolio performance as compared to peers and internal benchmarks. We work with our largest mortgage servicers to establish performance goals and monitor performance against the goals, and our servicing consultants work with mortgage servicers to improve servicing results and compliance with our Servicing Guide.
We likely would incur costs and potential increases in servicing fees and could also face operational risks if we decide to replace a mortgage seller/servicer. If a significant mortgage servicer counterparty fails, and its mortgage servicing obligations are not transferred to a company with the ability and intent to fulfill all of these obligations, we could incur penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage seller/servicer. We could also be required to absorb losses on defaulted loans that a failed mortgage seller/servicer is obligated to repurchase from us if we determine there was an underwriting or eligibility breach.
Risk management steps we have taken or may take to mitigate our risk to mortgage sellers/servicers with whom we have material counterparty exposure include guaranty of obligations by higher-rated entities, reduction or elimination of exposures, reduction or elimination of certain business activities, transfer of exposures to third parties, receipt of collateral and suspension or termination of the selling and servicing relationship.
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
Our business with our mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 57% of our single-family guaranty book of business as of December 31, 2012, compared with approximately 63% as of December 31, 2011. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 18% of our single-family guaranty book of business as of December 31, 2012, compared with approximately 17% as of December 31, 2011. In addition, we had two other mortgage servicers, Bank of America, N.A. and JPMorgan Chase Bank, N.A., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of December 31, 2012 and 2011. In addition, Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of December 31, 2012 and 2011.
Although our business with our mortgage sellers/servicers is concentrated, a number of our largest single-family mortgage seller/servicer counterparties have recently reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from smaller financial institutions and some of our servicing volume is shifting to smaller or non-traditional mortgage servicers that may not have the same financial strength or operational capacity as our largest mortgage servicers. See “Risk Factors” for more information on the impact to our business due to changes in the mortgage industry.
Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, mortgage servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively. Many of our largest mortgage servicer counterparties continue to reevaluate the effectiveness of their process controls. Many mortgage servicers are also subject to federal and state regulatory actions and legal settlements that require the mortgage servicers to correct foreclosure process deficiencies and improve their servicing and foreclosure practices. This has resulted in extended foreclosure timelines and, therefore, additional holding costs for us, such as property taxes and insurance, repairs and maintenance, and valuation adjustments due to home price changes. See “Risk Factors” for a discussion of changes in the foreclosure environment.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated, or a mortgage insurer rescinded coverage, then our mortgage sellers/servicers are obligated to either repurchase the loan or foreclosed property, or to reimburse us for our losses. If the collateral property relating to such a loan has been foreclosed upon and we have accepted an offer from a third party to purchase the property, or if a loan is in the process of being liquidated or has been liquidated, we require the mortgage seller/servicer to reimburse us for our losses. We may consider additional facts and circumstances when determining whether to require a mortgage seller/servicer to reimburse us for our losses instead of repurchasing the related loan or foreclosed property. On an economic basis, we are made whole for our losses regardless of whether the mortgage seller/servicer repurchases the loan or reimburses us for our losses. We consider the anticipated benefits from these types of recoveries when we establish our allowance for loan losses. We refer to our demands that mortgage sellers/servicers meet these obligations collectively as “repurchase requests.” In addition, we charge our primary mortgage servicers a compensatory fee for servicing delays within their control when they fail to comply with established loss mitigation and foreclosure timelines in our Servicing Guide. Compensatory fees are intended to compensate us for damages attributed to such servicing delays and to emphasize the importance of the mortgage servicer’s performance.
Repurchase requests impact the risk that affected mortgage sellers/servicers will not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller/servicer, or a number of mortgage sellers/servicers, to fulfill repurchase obligations to us could result in a significant increase in our credit losses and credit-related expenses, and have a material adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have a material adverse effect on our results of operations or financial condition. We estimate our allowance for loan losses assuming the benefit of repurchase demands only from those counterparties we determine have the financial capacity to fulfill this obligation. Accordingly, as of December 31, 2012, in estimating our allowance for loan losses, we assumed no benefit from repurchase demands due to us from mortgage sellers/servicers that, in our view, lacked the financial capacity to honor their contractual obligations.
On January 6, 2013, we entered into a comprehensive agreement (the “resolution agreement”) with Bank of America, which resolved certain repurchase requests arising from breaches of selling representations and warranties for loans originated between 2000 and 2008. Bank of America agreed, among other things, to a resolution which included a cash payment to us of $3.6 billion in January 2013 related to repurchase requests and the repurchase of approximately 29,500 loans from us for an aggregate repurchase price of $6.6 billion, subject to a reconciliation process. Also in January 2013, Bank of America made an initial cash payment to us of $518 million related to mortgage insurance claims. The resolution agreement addressed $11.3 billion of unpaid principal balance of our outstanding repurchase requests with Bank of America as of December 31, 2012, of which $8.9 billion were over 120 days past due. Accordingly, the amount of our outstanding repurchase requests will decrease substantially in the first quarter of 2013 as outstanding repurchase requests to Bank of America represented 73% of our total repurchase requests outstanding as of December 31, 2012.
In connection with the resolution agreement, we also approved Bank of America’s request to transfer servicing of approximately 941,000 loans to two specialty mortgage servicers and resolved outstanding and certain future compensatory fees owed by Bank of America due to servicing delays. Bank of America made an initial payment to us of $1.3 billion in January 2013. Subsequent to the initial payment, we and Bank of America will complete a loan review process in 2013 as specified in the compensatory fee agreement to mutually determine the final amount of compensatory fees owed. See “Note 20, Subsequent Events” for additional information on our agreements with Bank of America and their impact on our financial results.
Table 57 displays repurchase request activity, measured by unpaid principal balance, during 2012 and 2011. The dollar amounts of our outstanding repurchase requests provided below are based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loan. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until we receive the missing documents and loan files and a full underwriting review is completed.
Table 57: Repurchase Request Activity

	For the Year Ended December 31,
	2012	2011
	(Dollars in millions)
Beginning outstanding repurchase requests	$10,400	$5,007
Issuances	23,764	24,828
Collections	(8,657)	(11,533)
Other resolutions(1)	(8,425)	(6,913)
Total successfully resolved	(17,082)	(18,446)
Cancellations	(1,069)	(989)
Ending outstanding repurchase requests(2)	$16,013	$10,400
__________

(1)
Mainly includes repurchase requests that were successfully resolved through the lender taking corrective action with or without a pricing adjustment. Also includes resolutions through indemnification or future repurchase agreements, negotiated settlements for a pool of loans, and loans in which no further repurchase or reimbursement for loss was required from the mortgage seller/servicer.

(2)
Excludes the impact of our January 6, 2013 resolution agreement with Bank of America, which reduced the total outstanding repurchase request balance by $11.3 billion and substantially resolved our outstanding and expected future repurchase requests on specified single-family loans originated between 2000 and 2008 that were delivered to us by Bank of America. See “Note 20, Subsequent Events” for additional information on this agreement.

The increase in “Other resolutions” activity during 2012 compared with 2011 was primarily driven by an increase in the number of requests that were successfully resolved by lenders, thereby curing the defects identified in the repurchase request without requiring the lender to repurchase the loan or reimburse us for our losses. As of December 31, 2012, less than 0.25% of the loans in our new single-family book of business, which were acquired after 2008, have been subject to a repurchase request, compared with approximately 3% of single-family loans acquired between 2005 and 2008 that have been subject to a repurchase request.
Table 58 displays our top five mortgage sellers/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of December 31, 2012 and 2011. Table 58 also displays the mortgage sellers’/servicers’ balance and percentage of our repurchase requests to that mortgage seller/servicer that were over 120 days outstanding, and the mortgage sellers’/servicers’ repurchase requests outstanding over 120 days as a percentage of our total repurchase requests outstanding over 120 days, as of December 31, 2012 and 2011.
Table 58: Outstanding Repurchase Requests(1)

	Outstanding Repurchase Requests as of December 31,
	2012				2011
	Total Outstanding Balance(3)	Over 120 Days(2)			Total Outstanding Balance(3)	Over 120 Days(2)
		Balance(3)%		% of Total		Balance(3)%		% of Total
	(Dollars in millions)
Mortgage Seller/Servicer Counterparty:
Bank of America, N.A.(4)	$11,735	$9,163	78%	84%	$5,449	$1,841	34%	59%
CitiMortgage(5)	909	284	31	3	917	226	25	7
Wells Fargo Bank, N.A.(5)	758	358	47	3	830	259	31	8
JPMorgan Chase Bank, N.A.	688	173	25	2	1,136	197	17	6
SunTrust Bank, Inc.(5)	494	224	45	2	430	40	9	1
Other(5)	1,429	724	51	6	1,638	576	35	19
Total	$16,013	$10,926		100%	$10,400	$3,139		100%

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

(4)
Excludes the impact of our January 6, 2013 resolution agreement with Bank of America, which reduced the total outstanding repurchase request balance by $11.3 billion, of which $8.9 billion represented repurchase requests that were over 120 days past due. The resolution agreement substantially resolved outstanding and expected future repurchase requests on specified single-family loans originated between 2000 and 2008 that were delivered to us by Bank of America. See “Note 20, Subsequent Events” for additional information on this agreement.

(5)
Mortgage seller/servicer has entered into an agreement with us relating to some of the reported amounts. The agreement extended the time for resolving certain outstanding repurchase requests and/or provided for the seller/servicer to post collateral to us.

We continue to aggressively pursue our contractual rights associated with outstanding repurchase requests. Failure by a mortgage seller/servicer to repurchase a loan or to otherwise make us whole for our losses may result in the imposition of certain sanctions including, but not limited to:

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
In December 2010, we entered into an agreement with Residential Capital LLC, GMAC Mortgage LLC and other subsidiaries of Ally Financial Inc. (“Ally”) and received a cash payment of $462 million in exchange for our release of certain claims against specified Ally affiliates. In May 2012, certain wholly-owned subsidiaries of Ally, including GMAC Mortgage LLC, filed for Chapter 11 bankruptcy protection. On January 31, 2013, Fannie Mae and GMAC Mortgage LLC reached an agreement pursuant to which Fannie Mae received $265 million primarily related to representation and warranty liabilities due to title defects, mortgage insurance coverage claims and compensatory fees. As a result of this settlement, we recorded $173 million as a benefit to “Benefit (provision) for credit losses,” in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012. Also, as a part of this agreement, there was a mutual release of claims by parties and we approved GMAC Mortgage LLC’s request to transfer servicing of certain mortgage loans to another servicer.
As described in “Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management,” we implemented a new representation and warranty framework on January 1, 2013. With the implementation of these changes, a greater proportion of our repurchase requests may be issued on performing loans, as compared with our current repurchase requests, the substantial majority of which relate to loans that are either nonperforming or have been foreclosed upon.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancement on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 59 displays our risk in force for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties as of December 31, 2012 and 2011. The table includes our top nine mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of December 31, 2012 and 2011.

Table 59: Mortgage Insurance Coverage

	Risk In Force(1)				Insurance In Force(2)
				As of				As of
	As of December 31, 2012			December 31,	As of December 31, 2012			December 31,
	Primary	Pool	Total	2011	Primary	Pool	Total	2011
	(Dollars in millions)
Counterparty:(3)
Mortgage Guaranty Insurance Corp.	$19,671	$418	$20,089	$21,479	$77,771	$4,575	$82,346	$89,872
Radian Guaranty, Inc.	18,015	111	18,126	15,505	72,830	916	73,746	63,534
United Guaranty Residential Insurance Co.	17,105	77	17,182	14,579	68,563	622	69,185	59,233
Genworth Mortgage Insurance Corp.	13,607	19	13,626	13,628	54,587	177	54,764	54,893
PMI Mortgage Insurance Co.(4)	8,829	72	8,901	11,128	35,692	1,051	36,743	47,734
Republic Mortgage Insurance Co.(4)	6,892	250	7,142	9,219	27,440	2,962	30,402	39,130
Triad Guaranty Insurance Corp.(4)	2,077	291	2,368	3,150	7,738	2,157	9,895	12,400
CMG Mortgage Insurance Co.(5)	2,340		2,340	1,951	9,823		9,823	8,241
Essent Guaranty, Inc.	1,724		1,724	395	7,148		7,148	1,685
Others	197		197	217	1,118		1,118	1,214
Total	$90,457	$1,238	$91,695	$91,251	$362,710	$12,460	$375,170	$377,936
Total as a percentage of single-family guaranty book of business			3%	3%			13%	13%
__________

(1)
Risk in force is generally the maximum potential loss recovery under the applicable mortgage insurance policies in force and is based on the loan level insurance coverage percentage and, if applicable, any aggregate pool loss limit, as specified in the policy.

(2)	Insurance in force represents the unpaid principal balance of single-family loans in our guaranty book of business covered under the applicable mortgage insurance policies.

(3)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(4)	These mortgage insurers are under various forms of supervised control by their state regulators and are in run-off.

(5)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Insurance Society.
The continued high level of mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and condition of mortgage insurers. Each of our top seven mortgage insurer counterparties that continue to be rated by S&P, Fitch and Moody’s have a current insurer financial strength rating below the “AA-” level that we require under our qualified mortgage insurer approval requirements to be considered qualified as a “Type 1” mortgage insurer. Due to these low credit ratings, we primarily rely on our internal credit ratings when assessing our exposure to a counterparty.
Our rating structure is based on a scale of 1 to 20. A rating of 1 represents a counterparty that we view as having excellent credit quality and a rating of 20 represents a counterparty with poor credit quality. These internal ratings, which reflect our views of a mortgage insurer’s claims paying ability, are based primarily on an assessment of the mortgage insurer’s capital adequacy and liquidity. These assessments involve in-depth credit reviews of each mortgage insurer, a comprehensive analysis of the mortgage insurance sector, analyses of the insurer’s portfolio, discussions with the insurer’s management, the insurer’s plans to maintain capital within the insuring entity and our views on macroeconomic variables which impact a mortgage insurer’s estimated future paid losses, such as changes in home prices and changes in interest rates. From time to time, we may also discuss a counterparty’s situation with the rating agencies.
As of April 2, 2013, of our largest primary mortgage insurers:

•
PMI, RMIC and Triad are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and pay claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will fail to pay our claims under existing insurance policies.

•
Genworth and MGIC are operating pursuant to waivers they received from the regulators of the state regulatory capital requirements applicable to their main insurance writing entity, as the capital of each entity has fallen below applicable state regulatory capital requirements. We have approved subsidiaries of both Genworth and MGIC to write new insurance in states in which each company does not have a waiver. Genworth and MGIC each recently disclosed in their public filings that they have also obtained requisite approvals from Freddie Mac. In January 2013,

Genworth announced a plan designed to reduce its risk-to-capital and ensure continued ability to write new business. The actions under the plan, some of which are subject to regulatory approval, include contributing additional capital and reorganizing the holding company structure for the U.S. mortgage insurance subsidiaries. Additionally, the plan includes a contingency for using an entity other than the existing main insurance writing entity for writing new business in all 50 states. Prior to the announcement, we entered into an agreement with Genworth that provided our approval for those elements of Genworth’s plan that required our approval.

•
Radian has disclosed that, in the absence of additional capital contributions to its main insurance writing entity, its capital might fall below state regulatory capital requirements in 2013. We have approved a subsidiary of Radian to write new insurance if Radian falls below state regulatory capital requirements in the future.

These six mortgage insurers, PMI, Triad, RMIC, Genworth, Radian and MGIC, provided a combined $70.3 billion, or 77%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2012.
We are exposed to the risk that mortgage insurers that do not meet, or may soon fail to meet, state regulatory capital requirements may fail to pay our claims under insurance policies and that the quality and speed of their claims processing could deteriorate. See “Risk Factors” for more information on losses we may incur under our mortgage insurance policies.
The financial condition of some of our primary mortgage insurer counterparties improved during 2012 compared with 2011 but there is still significant risk that these counterparties will fail to fulfill their obligations to pay our claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, or if we have already made that determination but our estimate of the shortfall increases, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.
We evaluate each of our mortgage insurer counterparties individually to determine whether or under what conditions it will remain eligible to insure new mortgages sold to us. Based on our evaluation, we may impose additional terms and conditions of approval on some of our mortgage insurers, including: (1) limiting the volume and types of loans they may insure for us; (2) requiring them to obtain our consent prior to entering into risk sharing arrangements with mortgage lenders; (3) requiring them to meet certain financial conditions, such as maintaining a minimum level of policyholders’ surplus, a maximum risk-to-capital ratio, a maximum combined ratio, or a minimum amount of acceptable liquid assets; or (4) requiring that they secure parental or other capital support agreements.
The payment of claims by RMIC, PMI and Triad have been partially deferred pursuant to orders from their state regulators. Pursuant to a new corrective order, effective December 3, 2012, RMIC is now paying 60% of all valid claims and 40% is deferred as a policyholder claim. This new order increased RMIC’s payment from 50% and is retroactive for all claims after January 19, 2012, the date of the original order. PMI continues to pay 50% on all valid claims and 50% is deferred as a policyholder claim. Finally, Triad continues to pay 60% on all valid claims and 40% is deferred as a policyholder claim. It is uncertain when, or if, any of these mortgage insurers’ regulators will allow them to pay their deferred policyholder claims and/or increase the amount of cash they pay on claims. While our remaining mortgage insurers have continued to pay claims owed to us in full, there can be no assurance that they will continue to do so given their current financial condition.
Some mortgage insurers have explored corporate restructurings designed to provide relief from risk-to-capital limits in certain states. We have approved several restructurings so that certain of our mortgage insurer counterparties or their subsidiaries could continue to write new business. Additionally, mortgage insurers continue to approach us with various proposed corporate restructurings that would require our approval of affiliated mortgage insurance writing entities. In February 2013, CUNA Mutual Insurance Society (“CUNA”) and the Arizona Department of Insurance, which is the receiver for PMI, announced a proposed sale of all outstanding equity interests in CMG Mortgage Insurance Company (“CMG”). CMG is jointly owned by CUNA and PMI. The proposed sale would result in a change in control of CMG and our approval would be required in order for CMG to be eligible to write mortgage insurance for us.
The number of mortgage loans for which our mortgage insurer counterparties have rescinded coverage decreased but remained high in 2012. In those cases where the mortgage insurer has rescinded coverage, we require the mortgage seller/servicer to repurchase the loan or indemnify us against loss. The table below displays cumulative rescission rates as of December 31, 2012, by the period in which the claim was filed. We do not present information for claims filed in the most recent two quarters to allow sufficient time for a substantial percentage of the claims filed to be resolved.

Table 60: Rescission Rates of Mortgage Insurance

	As of December 31, 2012
	Cumulative Rescission Rate(1)	Cumulative Claims Resolution Percentage(2)
Primary mortgage insurance claims filed in:
First six months of 2012	4%	48%
2011	8	74
2010	11	92
Pool mortgage insurance claim filed in:
First six months of 2012	10%	86%
2011	10	96
2010	14	99
__________

(1)
Represents claims filed during the period where coverage was rescinded as of December 31, 2012, divided by total claims filed during the same period. Denied claims are excluded from the rescinded population.

(2)
Represents claims filed during the period that were resolved as of December 31, 2012, divided by the total claims filed during the same period. Claims resolved mainly consist of claims for which we have settled and claims for which coverage has been rescinded by the mortgage insurer.

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
The following table displays our estimated benefit from mortgage insurers as of December 31, 2012 and 2011 that reduces our total loss reserves.
Table 61: Estimated Mortgage Insurance Benefit

	As of December 31,
	2012	2011
	(Dollars in millions)
Contractual mortgage insurance benefit	$9,993	$15,099
Less: Collectibility adjustment(1)	708	2,867
Estimated benefit included in total loss reserves	$9,285	$12,232
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
During 2012, we experienced an improvement in the profile of our single-family book of business, which resulted in a decrease in the contractual benefit we expect to receive from mortgage insurers. The collectibility adjustment to the estimated mortgage insurance benefit for probable losses also decreased as of December 31, 2012 compared to December 31, 2011, primarily driven by lower projected claims that we will submit to our mortgage insurance counterparties due to lower expected defaults. We expect lower defaults primarily as a result of higher actual and forecasted home prices and better observed performance of high mark-to-market LTV loans. For loans that are collectively evaluated for impairment, we estimate the portion of our loss that we expect to recover from each of our mortgage insurance counterparties, the contractual mortgage insurance coverage, and an estimate of each counterparty’s resources available to pay claims to us. An analysis by our Counterparty Risk division determines whether, based on all the information available to us, any counterparty is considered probable to fail to meet their obligations in the next 30 months. This period is consistent with the amount of time over which claims related to losses incurred today are expected to be paid in the normal course of business. If this analysis finds a failure of a counterparty is probable, we then reserve for the shortfall between projected claims and estimated resources available to pay claims to us. For loans with delayed foreclosure timelines, where we expect the counterparty to meet its obligations beyond 30 months, we extend the time frame used to evaluate the mortgage insurers’ claims paying ability to a long-term forecast and use that long-term expected paying ability to determine the reserve amount, if any.
For loans that have been determined to be individually impaired and measured for impairment using a cash flow analysis, we calculate a net present value of the expected cash flows for each loan to determine the level of impairment, which is included in our allowance for loan losses. These expected cash flow projections include proceeds from mortgage insurance, that are based, in part, on the internal credit ratings for each of our mortgage insurance counterparties. Specifically, for loans insured by a mortgage insurer with a lower credit rating, our cash flow projections include fewer proceeds from the insurer. For loans that have been determined to be individually impaired and are deemed probable of foreclosure, the reserve is determined using the process for loans that are collectively evaluated for impairment and we expect the claims to be paid in the normal course of business.
As described above, our methodologies for individually and collectively impaired loans differ as required by GAAP, but both consider the ability of our counterparties to pay their obligations in a manner that is consistent with each impairment methodology. As the loans individually assessed for impairment using a cash flow analysis considers the life of the loan, we use the noted risk ratings to adjust the loss severity in our estimates of future cash flows. As the loans collectively assessed for impairment only look to the probable payments we would receive associated with our probable losses, we use the noted shortfall, or haircut, to adjust the loss severity. For counterparties under deferred payment obligation arrangements, the estimated mortgage insurance benefits are determined based on the long-term claims paying ability of each counterparty.
When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $3.7 billion as of December 31, 2012 and $3.6 billion as of December 31, 2011 related to amounts claimed on insured, defaulted loans, of which $1.1 billion as of December 31, 2012 and $639 million as of December 31, 2011 was due from our mortgage sellers/servicers. We assessed the total outstanding receivables for collectibility, and they were recorded net of a valuation allowance of $551 million as of December 31, 2012 and $570 million as of December 31, 2011 in “Other assets.” The valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $5.1 billion in 2012, $5.8 billion in 2011 and $6.4 billion in 2010.
From time to time, we may enter into negotiated transactions with mortgage insurer counterparties pursuant to which we agree to cancel or restructure insurance coverage, in excess of charter requirements, in exchange for a fee. These insurance cancellations and restructurings may provide our counterparties with capital relief and provide us with cash in lieu of future claims that the counterparty may not be able to pay, thereby reducing our future counterparty credit exposure. We received cash fees of $796 million during 2010, which are included in our total proceeds amount. We did not receive any fees for the cancellation or restructuring of coverage during 2012 or 2011.
Financial Guarantors
We are the beneficiary of financial guarantees on non-agency securities held in our investment portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 62 displays the total unpaid principal balance of guaranteed non-agency securities in our portfolio as of December 31, 2012 and 2011.
Table 62: Unpaid Principal Balance of Financial Guarantees

	As of December 31,
	2012	2011
	(Dollars in millions)
Alt-A private-label securities	$928	$1,279
Subprime private-label securities	1,264	1,398
Mortgage revenue bonds	4,374	4,931
Other mortgage-related securities	292	317
Non mortgage-related securities	—	46
Total	$6,858	$7,971
With the exception of Ambac Assurance Corporation (“Ambac”), none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Based on the stressed financial condition of our non-governmental financial guarantor counterparties, we believe that all but one of these counterparties may not be able to fully meet their obligations to us in the future. Pursuant to a court order, effective August 31, 2012, Ambac pays 25% on all filed claims that are valid. Ambac provided coverage on $3.0 billion, or 44%, of our total non-governmental guarantees, as of December 31, 2012. We model our securities without assuming the benefit of non-governmental financial guarantees. We then adjust results for those external financial guarantees from guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. As of December 31, 2012, when modeling our securities for impairments we did not assume the benefit of external financial guarantees from any non-governmental counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary-impairment.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $27.3 billion as of December 31, 2012 and $31.4 billion as of December 31, 2011.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $11.9 billion as of December 31, 2012, compared with $12.8 billion as of December 31, 2011. As of December 31, 2012, 55% of our maximum potential loss recovery on single-family loans was from three lenders, compared with 58% as of December 31, 2011. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $36.4 billion as of December 31, 2012, compared with $32.1 billion as of December 31, 2011. As of December 31, 2012, 35% of our maximum potential loss recovery on multifamily loans was from three DUS lenders, compared with 40% as of December 31, 2011.
Although market conditions have improved, unfavorable market conditions in prior years adversely affected the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 51% as of December 31, 2012, compared with 46% as of December 31, 2011. The recourse obligations from lender counterparties rated below investment grade was 22% as of December 31, 2012, compared with 26% as of December 31, 2011. The remaining recourse obligations were from lender counterparties that were not rated by rating agencies, which was 27% as of December 31, 2012 and 28% as of December 31, 2011. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted above in “Mortgage Credit Risk Management—Multifamily Mortgage Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of December 31, 2012, approximately 40% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 51% as of December 31, 2011. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $74.0 billion in deposits for single-family payments were received and held by 292 institutions during the month of December 2012 and a total of $66.4 billion in deposits for single-family payments were received and held by 284 institutions during the month of December 2011. During the month of January 2013, a total of $76.3 billion in deposits for single-family payments were received and held by 287 institutions. Of these total deposits, 93% as of December 31, 2012, compared with 92% as of December 31, 2011, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. As of January 31, 2013, 95% of these total deposits were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 87% of these deposits as of December 31, 2012 and 2011. As of January 31, 2013, our six largest custodial depository institutions held 87% of these deposits.
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of December 2012, approximately $7.2 billion, or 10%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with $6.1 billion, or 9%, during the month of December 2011. During the month of January 2013, approximately $8.0 billion, or 11%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Our counterparty exposure relating to principal and interest payments held on our behalf increased significantly in 2012 due to high prepayment volumes. In recent years our counterparty exposure has fluctuated as a result of (1) the September 2009 adoption of a rule amending the deposit insurance regulations on mortgage servicer accounts to extend coverage on these accounts on a “per borrower” basis; and (2) the Dodd-Frank Act, which permanently increased the amount of federal deposit insurance available to $250,000 per depositor. The Dodd-Frank Act also provided temporary unlimited coverage through December 31, 2012 for noninterest-bearing transaction accounts. We generally used noninterest-bearing transaction accounts for otherwise ineligible custodial depository institutions, which is not a significant portion of our holdings. However, the temporary unlimited coverage for noninterest-bearing transaction accounts expired on December 31, 2012, which required that these custodial accounts be moved to eligible depositories.
Issuers of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
As of December 31, 2012, our cash and other investments portfolio totaled $71.6 billion and included $19.1 billion of U.S. Treasury securities. As of December 31, 2011, our cash and other investments portfolio totaled $113.4 billion and included $48.3 billion of U.S. Treasury securities. As of January 31, 2013, our cash and other investments portfolio totaled $99.5 billion and included $23.6 billion of U.S. Treasury securities. We held no unsecured positions with financial institutions as of December 31, 2012 and 2011. As of January 31, 2013, we held a $1.0 billion short-term unsecured deposit with a financial institution that had a short-term credit rating of P-2 from Moody’s (based on the lowest credit rating issued by S&P, Moody’s and Fitch). The remaining amounts in our cash and other investment portfolio other than U.S. Treasury securities were primarily composed of securities purchased under agreements to resell or similar arrangements.
We monitor the credit risk position of our cash and other investments portfolio by term and rating level. In addition, we monitor the financial position and any downgrades of these counterparties. If one of these counterparties fails to meet its obligations to us under the terms of the investments, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivatives contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us and we may also need to acquire a replacement derivative from a different counterparty at a higher cost or may be unable to find a suitable replacement. We manage our counterparty credit exposure through master netting arrangements, which we normally enter into with counterparties with which we deal on an over-the-counter basis. These arrangements allow us to net derivative asset and liabilities with the same counterparty.
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
We also manage our counterparty exposure by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. In June 2012, Moody’s completed a credit rating review of banks and securities companies with global capital market operations, which encompassed most of Fannie Mae’s derivative counterparties. The companies were downgraded by Moody’s, which resulted in an increase in the amount of collateral these companies are required to post to us under our derivative agreements. As of December 31, 2012 all of our derivative counterparties were in compliance with these additional collateral requirements.
The fair value of derivatives in a gain position is included in our consolidated balance sheets in “Other assets.” Table 63 below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings and the number of counterparties for over-the-counter derivatives as of December 31, 2012 and 2011. Also disclosed below are the notional amounts outstanding for all risk management derivatives for the periods indicated.
Table 63: Credit Loss Exposure of Risk Management Derivative Instruments

	As of December 31, 2012
	Credit Rating(1)
	AA+/AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange- Traded/Cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$—	$48	$—	$48	$171	$27	$246
Less: Collateral held(6)	—	48	—	48	163	—	211
Exposure net of collateral	$—	$—	$—	$—	$8	$27	$35
Additional information:
Notional amount	$22,703	$600,028	$40,350	$663,081	$38,426	$447	$701,954
Number of counterparties(7)	4	11	1	16

		As of December 31, 2011
		Credit Rating(1)
		AA+/AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Other(4)	Total
		(Dollars in millions)
Credit loss exposure(5)		$—	$885	$—	$885	$51	$936
Less: Collateral held(6)		—	840	—	840	—	840
Exposure net of collateral		$—	$45	$—	$45	$51	$96
Additional information:
Notional amount		$63,294	$546,967	$—	$610,261	$2,929	$613,190
Number of counterparties(7)		6	10	—	16
__________

(1)
We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P’s rating for any ratings based on Moody’s scale.

(2)
We had credit loss exposure to one counterparty which had a notional balance of $5.9 billion as of December 31, 2012 compared with four counterparties which had notional balances of $127.5 billion as of December 31, 2011.

(3)	Represents contracts entered through an agent on our behalf with a derivatives clearing organization.

(4)	Includes mortgage insurance contracts and swap credit enhancements accounted for as derivatives.

(5)
Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(6)
Represents both cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral.

(7)	Represents counterparties with which we have an enforceable master netting arrangements.
Derivative transactions with 10 of our counterparties accounted for approximately 90% of our total outstanding notional amount as of December 31, 2012, with each of these counterparties accounting for between approximately 6% and 14% of the total outstanding notional amount. Derivatives transactions with nine of our counterparties accounted for approximately 91% of our total outstanding notional amount as of December 31, 2011, with each of these counterparties accounting for between approximately 7% and 15% of the total outstanding notional amount.

Under the Dodd-Frank Act we will be required in the future to submit certain interest rate swaps for clearing to a derivatives clearing organization. In anticipation of those requirements, we have cleared interest rate swap transactions with the Chicago Mercantile Exchange, Inc. (“CME”), a derivatives clearing organization. As a result, we are exposed to the institutional credit risk of CME and its members that execute and submit our transactions for clearing. Our institutional credit risk exposure to the CME or other comparable exchanges or trading facilities, as well as their members, will increase in the future.
See “Note 9, Derivative Instruments” for additional information on our derivative contracts as of December 31, 2012 and 2011.
Mortgage Originators, Investors and Dealers
We are routinely exposed to pre-settlement risk through the purchase or sale of closed mortgage loans and mortgage-related securities with mortgage originators, mortgage investors and mortgage dealers. The risk is the possibility that the counterparty will be unable or unwilling to either deliver mortgage assets or compensate us for the cost to cancel or replace the transaction. We manage this risk by determining position limits with these counterparties, based upon our assessment of their creditworthiness, and monitoring and managing these exposures.
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
Other
We have outstanding claims as a creditor in the bankruptcy case of Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for bankruptcy in September 2008. These claims include securities law claims related to Lehman Brothers private-label securities and notes and mortgage loan repurchase obligations. The bankruptcy court has set aside a reserve of $5.0 billion for these claims, which may not reflect the final allowed amount. We expect to receive only a portion of any claim amounts ultimately allowed in the proceedings.
Market Risk Management, Including Interest Rate Risk Management
We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss in value or expected future earnings that may result from changes to interest rates. Spread risk or basis risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner.
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
We have actively managed the interest rate risk of our “net portfolio,” which is defined below, through the following techniques: (1) asset selection and structuring (that is, by identifying or structuring mortgage assets with attractive prepayment and other risk characteristics); (2) issuing a broad range of both callable and non-callable debt instruments; and

(3) using interest-rate derivatives. We have not actively managed or hedged our spread risk or basis risk, which would include the impact of changes in the spread between our mortgage assets and debt (referred to as mortgage-to-debt spreads) after we purchase mortgage assets, other than through asset monitoring and disposition. For mortgage assets in our portfolio that we intend to hold to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance attributable to changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. For more information on the impact that changes in spreads have on the value of the fair value of our net assets, see “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”
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
Interest Rate Risk Management Strategy
Our goal for managing the interest rate risk of our net portfolio is to be neutral to movements in interest rates and volatility. This involves asset selection and structuring of our liabilities to match and offset the interest rate characteristics of our balance sheet. Our strategy consists of the following principal elements:

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
Derivative Instruments
Derivative instruments also are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity, results of operations and our overall interest rate risk management strategy.
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
While our goal is to reduce the price sensitivity of our net portfolio to movements in interest rates, various factors can contribute to a duration gap that is either positive or negative. For example, changes in the market environment can increase or decrease the price sensitivity of our mortgage assets relative to our liabilities because of prepayment uncertainty associated with our assets. In a declining interest rate environment, prepayment rates tend to accelerate, thereby shortening the duration and average life of the fixed rate mortgage assets we hold in portfolio. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets. Our debt and derivative instrument positions are used to manage the interest rate sensitivity of our mortgage assets. As a result, the degree to which the interest rate sensitivity of our assets is offset will be dependent upon, among other factors, the mix of funding and other derivative instruments we use at any given point in time.
The sensitivity measures presented in Table 64, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 64 displays the pre-tax market value profile of our net portfolio as of December 31, 2012 and 2011. In addition, Table 64 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended December 31, 2012 and 2011. The effective duration gap was (0.1) months for the last three months of 2012 which was the same average duration for the last three months of 2011.
Table 64: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of December 31,
	2012	2011
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.8	$0.3
-50 basis points	0.2	0.1
+50 basis points	0.1	(0.1)
+100 basis points	—	(0.4)
Rate slope shock:
-25 basis points (flattening)	—	—
+25 basis points (steepening)	—	0.1

	For the Three Months Ended December 31, 2012
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$0.1
Minimum	(0.8)	—	—
Maximum	0.4	—	0.2
Standard deviation	0.3	—	0.1

	For the Three Months Ended December 31, 2011
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$(0.1)
Minimum	(0.7)	—	(0.2)
Maximum	0.4	—	—
Standard deviation	0.2	—	0.1
__________

(1)	Computed based on changes in LIBOR swap rates.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 65 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

From December 31, 2012 to December 31, 2011, as displayed below in Table 65, debt issuance hedged a majority of the interest rate risk associated with our mortgage-related securities and loans. As displayed in Table 64, derivatives were also used to maintain a low interest rate risk exposure as the average duration gap was (0.1) months.
Table 65: Derivative Impact on Interest Rate Risk (50 Basis Points)

	As of December 31,
	2012	2011
	(Dollars in billions)
Before Derivatives	$(0.5)	$(1.3)
After Derivatives	0.1	(0.1)
Effect of Derivatives	0.6	1.2
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
We provide additional interest rate sensitivities below in Table 66, including separate disclosure of the potential impact on the fair value of our trading assets and our other financial instruments for the periods indicated, from the same hypothetical changes in the level of interest rates as displayed above in Table 64. In contrast to sensitivities disclosed in Table 64, these estimates exclude the interest rate sensitivities of derivatives and related debt funding. We also assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes represent reasonably possible near-term changes in interest rates over the next twelve months.
Table 66: Interest Rate Sensitivity of Financial Instruments

	As of December 31, 2012
		Pre-Tax Effect on Estimated Fair Value
		Change in Interest Rates (in basis points)
	Estimated Fair Value	-100	-50	+50	+100
	(Dollars in billions)
Trading financial instruments	$40.7	$0.7	$0.3	$(0.3)	$(0.7)
Other financial instruments, net(1)	(121.9)	(3.9)	(3.8)	(2.7)	(2.4)

	As of December 31, 2011
		Pre-Tax Effect on Estimated Fair Value
		Change in Interest Rates (in basis points)
	Estimated Fair Value	-100	-50	+50	+100
	(Dollars in billions)
Trading financial instruments	$74.2	$0.9	$0.4	$(0.4)	$(0.9)
Other financial instruments, net(1)	(221.1)	17.1	8.4	(6.6)	(12.1)
__________

(1)	Includes all financial assets less all Trading securities less all financial liabilities reported in “Note 17, Fair Value—Fair Value of Financial Instruments.”
Liquidity Risk Management
See “Liquidity and Capital Management—Liquidity Management” for a discussion on how we manage liquidity risk.
Operational Risk Management
Operational risk is the risk resulting from a failure in our operational systems or infrastructure, or those of third parties, that could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation. Operational risk is an unavoidable result of being in business, and managing it is a central part of our business activities. We continue to enhance our risk-conscious culture, in which all employees are expected to identify, discuss, manage and remediate potential and actual operational risk.
Our corporate operational risk framework is based on the OFHEO/FHFA Enterprise Guidance on Operational Risk Management, published September 23, 2008. We have made a number of enhancements to our operational risk management efforts including our business process focus, policies and framework. Our framework is intended to provide a methodology to identify, assess, mitigate, control and monitor operational risks by embedding the concepts of operational risk in the day-to-day activities of individuals across the company. Included in this framework is a requirement for a system to track and report operational risk incidents. The framework also includes a methodology for business owners to conduct risk and control self assessments to self identify potential operational risks and points of execution failure, the effectiveness of associated controls, and document corrective action plans to close identified deficiencies. The success of our operational risk effort will depend on the consistent execution of the operational risk programs and the timely remediation of high operational risk issues. To quantify our operational risk exposure, we rely on the Basel Standardized approach, which is based on a percentage of gross income.
While each business unit is responsible for managing its operational risk, our Operational Risk Management group provides the business units and process owners with the tools, techniques, expertise and guiding principles to assist them in prudent management of their operational risk exposure. Operational risk lead teams, comprised of centralized resources within our Enterprise Risk Management division, are aligned with each of our primary business units as well as with our corporate functions such as finance and legal. Each risk lead reports to the Vice President and Chief Risk Officer of Operational Risk, who reports directly to the Executive Vice President and Chief Risk Officer. The Operational Risk Committee provides an additional governance forum for managing operational risk.
See “Risk Factors” for more information regarding our operational risk and “Risk Management” for more information regarding our governance of operational risk.
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

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING GUIDANCE
We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting guidance in “Note 1, Summary of Significant Accounting Policies.”

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

We classify certain loans as Alt-A so that we can discuss our exposure to Alt-A loans in this Form 10-K and elsewhere. However, there is no universally accepted definition of Alt-A loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if and only if the lenders that delivered the mortgage loans to us classified the loans as Alt-A, based on documentation or other product features. We have loans with some features that are similar to Alt-A mortgage loans that we have not classified as Alt-A because they do not meet our classification criteria. We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Note 3, Mortgage Loans” and “Note 6, Financial Guarantees.” We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued.
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
“Mortgage assets,” when referring to our assets, refers to both mortgage loans and mortgage-related securities we hold in our investment portfolio. For purposes of the senior preferred stock purchase agreement, the definition of mortgage assets is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. We disclose the amount of our mortgage assets for purposes of the senior preferred stock purchase agreement on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our Web site and announced in a press release.

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
“Subprime mortgage loan” generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans were typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. We classify certain loans as subprime so that we can discuss our exposure to subprime loans in this Form 10-K and elsewhere. However, there is no universally accepted definition of subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if and only if the loans were originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We have loans with some features that are similar to subprime mortgage loans that we have not classified as subprime because they do not meet our classification criteria. We do not rely solely on our classifications of loans as subprime to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Note 3, Mortgage Loans” and “Note 6, Financial Guarantees.” We have classified private-label mortgage-related securities held in our investment portfolio as subprime if the securities were labeled as such when issued.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2012, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2012 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of December 31, 2012 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2012 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment of our internal control over financial reporting as of December 31, 2012 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012. This report is included below.
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
Management has determined that we continued to have the following material weakness as of December 31, 2012 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2012 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2012 Form 10-K, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the 2012 Form 10-K, and it was not aware of any material misstatements or omissions in the 2012 Form 10-K and had no objection to our filing the 2012 Form 10-K.

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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2012 have been prepared in conformity with GAAP.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe a change in our internal control over financial reporting since September 30, 2012 that management believes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Change in Management
Effective April 3, 2013, David C. Benson, who currently serves as Fannie Mae’s Executive Vice President—Capital Markets, Securitization & Corporate Strategy, will become Fannie Mae’s Executive Vice President and Chief Financial Officer, succeeding Susan R. McFarland, who will resign as Fannie Mae’s Executive Vice President and Chief Financial Officer and will become a senior adviser for a transition period that will end no later than June 30, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated April 2, 2013, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.
/s/ Deloitte & Touche LLP
Washington, DC
April 2, 2013

Item 9B.  Other Information
2013 Compensation Changes
On March 27, 2013, FHFA approved compensation changes for David C. Benson and Susan R. McFarland, two of our named executive officers. See “Executive Compensation—Compensation Discussion and Analysis—2013 Compensation Changes—CFO Compensation Changes,” which is incorporated herein by reference, for a description of these changes.
On March 27, 2013, FHFA also directed us to revise the forfeiture provisions applicable to the named executives’ earned but unpaid fixed deferred salary for 2013 and subsequent performance years. See “Executive Compensation—Compensation Discussion and Analysis—2013 Compensation Changes—Change to Fixed Deferred Salary Forfeiture Provisions,” which is incorporated herein by reference, for a description of this revision.
On March 28, 2013, our Board of Directors adopted additional performance goals for 2013. See “Executive Compensation—Compensation Discussion and Analysis—2013 Compensation Changes—2013 Performance Goals,” which is incorporated herein by reference, for a description of these performance goals.

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
As discussed in more detail below under “Corporate Governance—Composition of Board of Directors,” FHFA, as conservator, appointed an initial group of directors to our Board following our entry into conservatorship, delegated to the Board the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. The Nominating & Corporate Governance Committee evaluates the qualifications of individual directors on an annual basis. In its assessment of current directors and evaluation of potential candidates for director, the Nominating & Corporate Governance Committee considers, among other things, whether the Board as a whole possesses meaningful experience, qualifications and skills in the following subject areas: business; finance; capital markets; accounting; risk management; public policy; mortgage lending, real estate, low-income housing and/or homebuilding; and the regulation of financial institutions. See “Corporate Governance—Composition of Board of Directors” below for further information on the factors the Nominating & Corporate Governance Committee considers in evaluating and selecting board members.
William Thomas Forrester, 64, served as Chief Financial Officer of The Progressive Corporation from 1999 until his retirement in March 2007, and served in a variety of senior financial and operating positions with Progressive prior to that time. Prior to joining The Progressive Corporation in 1984, Mr. Forrester was with Price Waterhouse LLP, a major public accounting firm, from 1976 to 1984. Mr. Forrester is currently a member of the Board of Directors of Alterra Capital Holdings Limited, where he serves on the Audit and Risk Management Committee and the Underwriting Committee. He previously was a member of the Board of Directors of The Navigators Group, Inc. from December 2006 to May 2012, where he served as Chairman of the Audit Committee and also as a member of the Finance and Compensation Committees. Mr. Forrester has been a Fannie Mae director since December 2008. Mr. Forrester serves as Chair of the Audit Committee and is also a member of the Nominating & Corporate Governance Committee, the Strategic Initiatives Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Forrester should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.
Brenda J. Gaines, 63, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the

Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. Ms. Gaines also has over 12 years of experience with the Department of Housing and Urban Development, including serving as Deputy Regional Administrator from 1980 to 1981. Ms. Gaines is currently a member of the Board of Directors of Office Depot, Inc., where she serves as a member of both the Audit Committee and the Corporate Governance and Nominating Committee. Ms. Gaines is also a member of the Board of Directors of AGL Resources Inc., where she serves as a member of both the Audit Committee and the Nominating, Governance and Corporate Responsibility Committee, and Tenet Healthcare Corporation, where she serves as a member of both the Compensation Committee and the Quality, Compliance & Ethics Committee. She previously was a member of the Board of Directors of NICOR, Inc. from April 2006 to December 2011, where she served on the Corporate Governance Committee. Ms. Gaines initially became a Fannie Mae director in September 2006, before we were put into conservatorship, and FHFA appointed Ms. Gaines to Fannie Mae’s Board in December 2008. Ms. Gaines serves as Chair of the Compensation Committee and is also a member of the Audit Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Ms. Gaines should continue to serve as a director due to her extensive experience in business, finance, accounting, risk management, public policy matters, mortgage lending, low-income housing, and the regulation of financial institutions, which she gained in the positions described above.
Charlynn Goins, 70, served as Chairperson of the Board of Directors of New York City Health and Hospitals Corporation from June 2004 to October 2008. She also served on the Board of Trustees of The Mainstay Funds, New York Life Insurance Company’s retail family of funds, from June 2001 through July 2006 and on the Board of Directors of The Community’s Bank from February 2001 through June 2004. Ms. Goins also was a Senior Vice President of Prudential Financial, Inc. (formerly, Prudential Securities, Inc.) from 1990 to 1997. Ms. Goins serves as the Chairperson of the New York Community Trust. She also previously served as a director of AXA Financial Inc. from September 2006 to December 2012, where she served as a member of the Organization and Compensation Committee. Ms. Goins is an attorney. Ms. Goins has been a Fannie Mae director since December 2008. Ms. Goins serves as Chair of the Nominating & Corporate Governance Committee and is also a member of the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Ms. Goins should continue to serve as a director due to her extensive experience in business, finance, public policy matters, and the regulation of financial institutions, which she gained in the positions described above.
Frederick B. “Bart” Harvey III, 64, retired in March 2008 from his role as chairman of the Board of Trustees of Enterprise Community Partners and Enterprise Community Investment, providers of development capital and technical expertise to create affordable housing and rebuild communities. Enterprise is a national non-profit that raises funds from the private sector to finance homes primarily for low and very low income people. Enterprise has also pioneered “green” affordable housing with its EnterpriseGreen Communities initiative. Mr. Harvey was Enterprise’s chief executive officer from 1993 to 2007. He joined Enterprise in 1984, and a year later became vice chairman. Before joining Enterprise, Mr. Harvey served for 10 years in various domestic and international positions with Dean Witter Reynolds (now Morgan Stanley), leaving as Managing Director of Corporate Finance. Mr. Harvey was a member of the Board of Directors of the Federal Home Loan Bank of Atlanta from 1996 to 1999, a director of the National Housing Trust from 1990 to 2008, and also served as an executive committee member of the National Housing Conference from 1999 to 2008. Mr. Harvey initially became a Fannie Mae director in August 2008, before we were put into conservatorship, and FHFA appointed Mr. Harvey to Fannie Mae’s Board in December 2008. Mr. Harvey serves as a member of the Nominating & Corporate Governance Committee, the Risk Policy & Capital Committee, and the Strategic Initiatives Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Harvey should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management, public policy matters, mortgage lending, low-income housing and homebuilding, which he gained in the positions described above.
Robert H. Herz, 59, serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He also serves as a senior advisor to and as a member of the Advisory Board of WebFilings LLC, a provider of financial reporting software. From July 2002 to September 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from January 2001 to June 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. He serves on the Accounting Standards Oversight Council of Canada, as a member of the Standing Advisory Group of the Public Company Accounting Oversight Board, as a member of the Advisory Council of the Sustainability Accounting Standards Board, on the Leadership Board of the Manchester Business School in England, on the Advisory Council of AccountAbility.org, as Trustee of the Kessler Foundation, and as an executive in residence at the Columbia Business School. Mr. Herz is currently a member of the Board of Directors of Morgan Stanley, where he serves as a member of the Audit Committee. Mr. Herz has been a Fannie Mae director since June 2011. Mr. Herz serves as a member of the Audit Committee, the Nominating & Corporate Governance Committee, and the Strategic Initiatives Committee.

The Nominating & Corporate Governance Committee concluded that Mr. Herz should continue to serve as a director due to his extensive experience in accounting, business, finance, capital markets, risk management and the regulation of financial institutions, which he gained in the positions described above.
Philip A. Laskawy, 72, retired from Ernst & Young in September 2001, after having held several positions during his employment there from 1961 to 2001, including serving as Chairman and Chief Executive Officer from 1994 until his retirement in September 2001. Mr. Laskawy currently serves on the Boards of Directors of General Motors Company, Henry Schein, Inc., Lazard Ltd. and Loews Corporation. He serves as a member of the Finance Committee at General Motors Company. At Henry Schein, Inc., he serves as Lead Director, Chair of the Nominating and Governance Committee, a member of the Audit Committee and a member of the Strategic Advisory Committee. He is Chair of the Compensation Committee and a member of the Audit Committee at Lazard Ltd. At Loews Corporation, he is a member of the Audit Committee. Mr. Laskawy previously was a member of the Board of Directors of Discover Financial Services from June 2007 through September 2008. Mr. Laskawy initially became a director and Chairman of Fannie Mae’s Board in September 2008. Mr. Laskawy is Chair of the Executive Committee and a member of the Strategic Initiatives Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Laskawy should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.
Timothy J. Mayopoulos, 54, has been President and Chief Executive Officer of Fannie Mae since June 2012. He previously served as Fannie Mae’s Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary from September 2010 to June 2012, and as Fannie Mae’s Executive Vice President, General Counsel and Corporate Secretary from April 2009 to September 2010. Before joining Fannie Mae, Mr. Mayopoulos was Executive Vice President and General Counsel of Bank of America Corporation from 2004 to 2008. He was Managing Director and General Counsel, Americas of Deutsche Bank AG’s Corporate and Investment Bank from 2002 to 2004. He was Managing Director and Senior Deputy General Counsel, Americas of Credit Suisse First Boston from 2000 to 2001, and Managing Director and Associate General Counsel of Donaldson, Lufkin & Jenrette, Inc. from 1996 to 2000. Mr. Mayopoulos was previously in private law practice at Davis Polk & Wardwell and served in the Office of the Independent Counsel during the Whitewater investigation. Mr. Mayopoulos has been a Fannie Mae director since June 2012. He is a member of the Executive Committee.
Mr. Mayopoulos serves as a member of our Board of Directors pursuant to an FHFA order that specifies that our Chief Executive Officer will serve as a member of the Board. In addition, the Nominating & Corporate Governance Committee concluded that Mr. Mayopoulos should serve as a director due to his extensive experience in business, risk management, public policy, mortgage lending, and the regulation of financial institutions, which he gained in the positions described above.
Egbert L. J. Perry, 57, is the Chairman and Chief Executive Officer of The Integral Group LLC. Founded in 1993 by Mr. Perry, Integral is a real estate advisory, investment management and development company based in Atlanta. Mr. Perry has over 29 years experience as a real estate professional, including work in urban development, developing and investing in mixed-income, mixed-use communities, affordable/work force housing and commercial real estate projects in markets across the country. Mr. Perry currently serves as Chair of the Board of Directors of Atlanta Life Financial Group, where he serves as a member of the Audit Committee, as Chair of the Advisory Board of the Penn Institute for Urban Research and as a trustee of the University of Pennsylvania. Mr. Perry served from 2002 through 2008 as a director of the Federal Reserve Bank of Atlanta. Mr. Perry has been a Fannie Mae director since December 2008. Mr. Perry is a member of the Compensation Committee, the Risk Policy & Capital Committee, and the Strategic Initiatives Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Perry should continue to serve as a director due to his extensive experience in business, finance, accounting, risk management, mortgage lending, real estate, low-income housing and homebuilding, which he gained in the positions described above.
Jonathan Plutzik, 58, has served as Chairman of Betsy Ross Investors, LLC since August 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. since January 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from June 2002 to December 2005. Before that, he served from 1978 to June 2002 in various positions with Credit Suisse First Boston, retiring in June 2002 from his role as Vice Chairman. Mr. Plutzik has been a Fannie Mae director since November 2009. Mr. Plutzik is Chair of the Strategic Initiatives Committee and is a member of the Compensation Committee, the Executive Committee and the Risk Policy & Capital Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Plutzik should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management and the regulation of financial institutions, which he gained in the positions described above.

David H. Sidwell, 60, served as Executive Vice President and Chief Financial Officer of Morgan Stanley from March 2004 to October 2007, when he retired. From 1984 to March 2004, Mr. Sidwell worked for JPMorgan Chase & Co. in a variety of financial and operating positions, most recently as Chief Financial Officer of JPMorgan Chase’s investment bank from January 2000 to March 2004. Prior to joining JP Morgan in 1984, Mr. Sidwell was with Price Waterhouse LLP, a major public accounting firm, from 1975 to 1984. Mr. Sidwell is currently a member of the Board of Directors and Senior Independent Director of UBS AG, where he serves as Chair of the Risk Committee and a member of the Governance & Nominating Committee. He previously was a member of the Board of Directors of MSCI Inc. from November 2007 through September 2008, where he served as Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Sidwell served as a Trustee of the International Accounting Standards Committee Foundation from January 2007 until his term ended in December 2012. Mr. Sidwell has been a Fannie Mae director since December 2008. Mr. Sidwell is Chair of the Risk Policy & Capital Committee and a member of the Compensation Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Sidwell should continue to serve as a director due to his extensive experience in business, finance, capital markets, accounting, risk management and the regulation of financial institutions, which he gained in the positions described above.

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
On November 24, 2008, FHFA, as conservator, reconstituted our Board of Directors and directed us regarding the function and authorities of the Board of Directors. FHFA has delegated to our Board of Directors and management the authority to conduct our day-to-day operations, subject to the direction of the conservator. FHFA’s delegation of authority to the Board became effective on December 19, 2008 when FHFA appointed nine Board members to serve in addition to the Board Chairman, who was appointed by FHFA on September 16, 2008. Pursuant to FHFA’s delegation of authority to the Board, the Board is responsible for carrying out normal Board functions, but is required to ensure that management has obtained the review and approval of FHFA as conservator before taking action in the specified areas described below. The delegation of authority will remain in effect until modified or rescinded by the conservator. The conservatorship has no specified termination date. The directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors have no fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.
In connection with FHFA’s delegation of authority to the Board, on November 24, 2008, FHFA instructed the Board to consult with and obtain FHFA’s approval before taking action in certain specified areas. On November 15, 2012, FHFA revised and replaced these prior instructions to the Board. Pursuant to the new instructions, FHFA has increased the number of matters that require conservator approval before we may take action. FHFA’s new instructions require the Board to oversee that management consult with and obtain the written approval of the conservator before taking action in the following areas:

•	engaging in redemptions or repurchases of our subordinated debt, except as may be necessary to comply with the senior preferred stock purchase agreement;

•	increases in Board risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk;

•	matters that relate to the conservator’s powers, our conservatorship status, or the legal effect of the conservatorship on contracts;

•	retention and termination of external auditors and law firms serving as consultants to the Board;

•
agreements relating to litigation, claims, regulatory proceedings or tax-related matters where the value of the claim exceeds a specified threshold, including related matters that aggregate to more than the threshold;

•
alterations or changes to the terms of the master agreement between us and one of our top five single-family sellers or top five single-family servicers that are not otherwise mandated by FHFA and that will materially alter the business relationship between the parties;

•	the termination of a contract between us and one of our top five single-family sellers or top five single-family servicers, other than an expiration pursuant to its terms;

•
actions that in the reasonable business judgment of management, at the time that the action is to be taken, are likely to cause significant reputational risk to us or result in substantial negative publicity;

•
creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business;

•	setting or increasing the compensation or benefits payable to members of the Board of Directors;

•
entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of executives at the senior vice president level and above, and other executives as FHFA may deem necessary to successfully execute its role as conservator;

•
any establishment or modification by us of performance management processes for executives at the senior vice president level and above and any executives designated as “officers” pursuant to Section 16 of the Exchange Act, including the establishment or modification of a conservator scorecard;

•	any assessment by us of our performance against a conservator scorecard;

•	establishing the annual operating budget; and

•
matters that require the approval of or consultation with Treasury under the senior preferred stock purchase agreement. See “Note 14, Equity (Deficit)” for a list of matters that require the approval of Treasury under the senior preferred stock purchase agreement.

The new instructions also state that, in regards to the matters described above, the Board should review and approve these matters before they are submitted to the conservator for approval. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”
Composition of Board of Directors
In November 2008, FHFA directed that our Board should have a minimum of nine and not more than thirteen directors. There is a non-executive Chairman of the Board, and our Chief Executive Officer is the only corporate officer serving as a director. Our initial directors were appointed by the conservator and subsequent vacancies have been and may continue to be filled by the Board, subject to review by the conservator. Each director serves on the Board until the earlier of (1) resignation or removal by the conservator or (2) the election of a successor director at an annual meeting of shareholders.
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
Under the Charter Act, our Board shall at all times have as members at least one person from each of the homebuilding, mortgage lending and real estate industries, and at least one person from an organization that has represented consumer or community interests for not less than two years or one person who has demonstrated a career commitment to the provision of housing for low-income households. It is the policy of the Board that a substantial majority of Fannie Mae’s directors will be independent, in accordance with the standards adopted by the Board. In addition, our Corporate Governance guidelines provide that the Board, as a group, must be knowledgeable in business, finance, capital markets, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and any other areas that may be relevant to the safe and sound operation of Fannie Mae. In addition to expertise in the areas noted above, our Corporate Governance Guidelines specify that the Nominating & Corporate Governance Committee will seek out Board members who possess the highest personal values, judgment, and integrity, and who have an understanding of the regulatory and policy environment in which Fannie Mae does business. The Committee also considers whether a prospective candidate for the Board has the ability to attend meetings and fully participate in the activities of the Board.
The Nominating & Corporate Governance Committee also considers diversity when evaluating the composition of the Board. Our Corporate Governance Guidelines specify that the Nominating & Corporate Governance Committee is committed to considering minorities, women and individuals with disabilities in the identification and evaluation process of prospective candidates. The Guidelines also specify that the Committee will seek out Board members who represent diversity in ideas, perspectives, gender, race, and disability. These provisions of our Corporate Governance Guidelines implement FHFA regulations that require the company to implement and maintain policies and procedures that, among other things, encourage the consideration of diversity in nominating or soliciting nominees for positions on our Board.
The Nominating & Corporate Governance Committee evaluates the qualifications and performance of current directors on an annual basis. Factors taken into consideration by the Committee in making this evaluation include:

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
Our Board has six standing committees: the Audit Committee, the Compensation Committee, the Executive Committee, the Nominating & Corporate Governance Committee, the Risk Policy & Capital Committee, and the Strategic Initiatives Committee. The Board and the standing Board committees function in accordance with their designated duties and with the authorities as set forth in federal statutes, regulations and FHFA examination and policy guidance, Delaware law (for corporate governance purposes) and in Fannie Mae’s bylaws and applicable charters of Fannie Mae’s Board committees. Such duties or authorities may be modified by the conservator at any time.
The Board oversees risk management primarily through the Risk Policy & Capital Committee. This Committee oversees management’s risk-related policies, including receiving, reviewing and discussing with management presentations and analyses on corporate level risk policies and limits, performance against these policies and limits, and the sufficiency of risk management capabilities. For more information on the Board’s role in risk oversight, see “MD&A—Risk Management—Enterprise Risk Governance—Board of Directors.”
Corporate Governance Information, Committee Charters and Codes of Conduct
Our Corporate Governance Guidelines, as well as the charters for our Board’s Audit Committee, Compensation Committee, Nominating & Corporate Governance Committee, Risk Policy & Capital Committee, and Strategic Initiatives Committee, are posted on our Web site, www.fanniemae.com, under “Governance” in the “About Us” section of our Web site. Our Executive Committee does not have a written charter. The responsibilities, duties and authorities of the Executive Committee are set forth in our bylaws, which are also posted on our Web site, www.fanniemae.com, under “Governance” in the “About Us” section of our Web site.
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
Audit Committee Membership
Our Board has a standing Audit Committee consisting of Mr. Forrester, who is the Chair, Ms. Gaines and Mr. Herz, all of whom are independent under the requirements of independence set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Forrester, Ms. Gaines and Mr. Herz each have the requisite experience to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
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
Director Nominations; Shareholder Proposals
During the conservatorship, FHFA, as conservator, has all powers of the shareholders and Board of Directors of Fannie Mae. As a result, under the GSE Act, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of shareholders in 2013. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”

EXECUTIVE OFFICERS
Our current executive officers who are not also members of the Board of Directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.
David C. Benson, 53, has been Executive Vice President—Capital Markets, Securitization & Corporate Strategy since September 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets from April 2009 to September 2012. He also served as Treasurer from June 2010 to January 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from August 2008 to April 2009, as Fannie Mae’s Senior Vice President and Treasurer from March 2006 to August 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from June 2002 to February 2006. Prior to joining Fannie Mae in 2002, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London. Effective April 3, 2013, Mr. Benson will become Fannie Mae’s Executive Vice President and Chief Financial Officer.

Pascal Boillat, 46, has been Senior Vice President and Head of Operations and Technology since August 2012 and began acting as Head of Operations and Technology in July 2012. Mr. Boillat previously served as Fannie Mae’s Senior Vice President and Chief Information Officer from October 2009 to July 2012. Prior to joining Fannie Mae, Mr. Boillat was Managing Director of Operations Technology at Citigroup from September 2004 to October 2009.
Andrew J. Bon Salle, 47, has been Senior Vice President and Head of Underwriting and Pricing since May 2011. Mr. Bon Salle previously served as Fannie Mae’s Senior Vice President—Capital Markets from March 2006 to May 2011, and as Fannie Mae’s Vice President—Portfolio Management from November 2000 to February 2006. Mr. Bon Salle held the positions of Director, Finance from December 1996 to November 2000 and of Manager, Early Funding Programs from March 1994 to December 1996. Mr. Bon Salle joined Fannie Mae in September 1992 as a senior capital markets analyst. Effective April 3, 2013, Mr. Bon Salle will become Fannie Mae’s Executive Vice President—Single-Family Underwriting, Pricing & Capital Markets.
Terence W. Edwards, 57, has been Executive Vice President—Credit Portfolio Management since September 2009, when he joined Fannie Mae. Prior to joining Fannie Mae, Mr. Edwards served as the President and Chief Executive Officer of PHH Corporation, a leading outsource provider of mortgage and fleet management services, from January 2005 to June 2009. Mr. Edwards was also a member of the Board of Directors of PHH Corporation from January 2005 through June 2009. Prior to PHH Corporation’s spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) in January 2005, Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (now known as PHH Mortgage Corporation), a subsidiary of Cendant Corporation, beginning in February 1996. Mr. Edwards had previously served in other executive roles at PHH Corporation, which he joined in 1980.
Jeffery R. Hayward, 57, has been Senior Vice President and Head of Multifamily since January 2012. Mr. Hayward has served in various roles at Fannie Mae for over 25 years. He previously served as Fannie Mae’s Senior Vice President—National Servicing Organization from April 2010 to January 2012. He also served as Senior Vice President of Community Lending in Fannie Mae’s Multifamily division from May 2004 to April 2010. Prior to that time, Mr. Hayward served as both a Senior Vice President and a Vice President in Fannie Mae’s Single-Family division, including as Senior Vice President in the National Business Center from November 2001 to May 2004, as Vice President for Single-Family Business Strategy from November 1999 to November 2001, as Vice President for Asset Management Services from August 1998 to November 1999 and as Vice President for Quality Control and Operations from January 1996 to August 1998. Mr. Hayward also served as Vice President for Risk Management from June 1993 to January 1996. Before that, he served as Director, Loan Acquisition from October 1992 to June 1993, as Director, Marketing from December 1989 to September 1992, and as Senior Negotiator from July 1988 to December 1989. Mr. Hayward joined the company in April 1987 as a senior MBS representative.
Bradley E. Lerman, 56, has been Executive Vice President, General Counsel and Corporate Secretary since October 2012. Prior to joining Fannie Mae, Mr. Lerman was Senior Vice President and Head of Litigation at Pfizer, Inc. from January 2009 to September 2012. He was previously a partner at the law firm of Winston & Strawn LLP from August 1998 to January 2009.
Susan R. McFarland, 52, has served as Executive Vice President and Chief Financial Officer since July 2011. Prior to joining Fannie Mae, she served as Executive Vice President, Finance and Principal Accounting Officer of Capital One Financial Corporation from March 2011 to July 2011. She served as Capital One’s Executive Vice President and Controller from March 2004 to March 2011, and as Chief Financial Officer of various lines of business at Capital One prior to that time. Prior to joining Capital One, she was with Bank One and its predecessor bank from 1986 to 2002, most recently as the Chief Financial Officer of the Retail Bank. She started her career with Deloitte & Touche. Effective April 3, 2013, Ms. McFarland will resign as Fannie Mae’s Executive Vice President and Chief Financial Officer, and will become a senior adviser for a transition period that will end no later than June 30, 2013.
John R. Nichols, 51, has been Executive Vice President and Chief Risk Officer since August 2011. Mr. Nichols previously served as Fannie Mae’s Senior Vice President and Interim Chief Risk Officer from March 2011 to August 2011. He also served as Fannie Mae’s Senior Vice President and Capital Markets Chief Risk Officer from November 2010 to June 2011. Prior to joining Fannie Mae, Mr. Nichols was Managing Director for BlackRock from February 2005 to October 2010.
Zachary Oppenheimer, 53, has been Senior Vice President and Head of Customer Engagement since May 2011. Mr. Oppenheimer previously served as Fannie Mae’s Senior Vice President and Chief Acquisition Officer from August 2009 to May 2011, and as Senior Vice President, Single-Family Mortgage Business from November 1998 through August 2009. Mr. Oppenheimer was Vice President of Marketing from April 1991 through November 1998. He held the positions of Director, Sales and Marketing from June 1988 to April 1991, of Director, MBS from May 1987 to June 1988, of MBS Manager from August 1985 to May 1987, and of Senior Sales Representative from October 1984 to August 1985. Mr. Oppenheimer joined Fannie Mae in August 1983 as an associate quality control representative.

Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office, whichever occurs first.
Section 16(a) Beneficial Ownership Reporting Compliance
Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2012 or with respect to 2012 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2012.
Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Named Executives for 2012
This Compensation Discussion and Analysis focuses on compensation decisions relating to our Chief Executive Officer, our former Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers during 2012. We refer to these individuals as our named executives. For 2012, our named executives were:

•	Timothy J. Mayopoulos, President and Chief Executive Officer;

•	Michael J. Williams, our former President and Chief Executive Officer;

•	Susan R. McFarland, Executive Vice President and Chief Financial Officer;

•	David C. Benson, Executive Vice President—Capital Markets, Securitization & Corporate Strategy;

•	Terence W. Edwards, Executive Vice President—Credit Portfolio Management; and

•	John R. Nichols, Executive Vice President and Chief Risk Officer.
This Compensation Discussion and Analysis describes our executive compensation program that was in effect for 2012. Specified changes to our executive compensation program effective for 2013 are described under “2013 Compensation Changes.”
Executive Summary
Due to our conservatorship status and other legal requirements discussed under “2012 Executive Compensation Program—Impact of Conservatorship and Other Legal Requirements,” FHFA, our conservator and regulator, has significant oversight over our executive compensation arrangements and determinations. In March 2012, FHFA directed us to implement new compensation arrangements it designed for our named executives, in consultation with Treasury, effective January 1, 2012. We refer to these arrangements as the “2012 executive compensation program.” The Acting Director of FHFA has stated that our 2012 executive compensation program “strikes the balance between prudent executive pay, including the elimination of bonuses, with the need to safeguard quality staffing in order to protect the taxpayers’ investment and achieve the objectives in the Conservatorship Scorecard.”
As described in more detail under “2012 Executive Compensation Program—Elements of 2012 Executive Compensation Program—Direct Compensation,” the 2012 executive compensation program consists of two principal elements: base salary and deferred salary. The 2012 executive compensation program does not include any bonus component. Base salary is paid on a bi-weekly basis, and deferred salary is paid on a quarterly basis after a one-year deferral. There are two components to deferred salary: a fixed portion that is subject to reduction if an executive leaves the company before January 31, 2014 and an at-risk portion that is subject to reduction based on corporate and individual performance. In addition, effective January 1, 2013, our Chief Executive Officer’s total target direct compensation consists solely of a base salary of $600,000.
Under the 2012 executive compensation program, FHFA:

•	reduced total target direct compensation for each named executive by 10% from 2011 levels, except for one named executive who received a pay increase in connection with a promotion;

•
eliminated long-term incentive awards as a component of the 2012 executive compensation program, so that the named executives’ direct compensation consists solely of base salary and deferred salary paid in cash; and

•	increased the amount of the named executives’ deferred salary as a result of the elimination of long-term incentive awards.

As a result of reductions in overall pay levels, total target direct compensation for 2012 under the 2012 executive compensation program for each current named executive was more than 30% below the market median for comparable firms and, in the case of our Chief Executive Officer, was more than 70% below the market median. See “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data” for more information.
While reducing pay levels to conserve taxpayer resources is an important objective of the 2012 executive compensation program, we and FHFA believe this objective must be balanced with the objective to attract and retain able and experienced executives to prudently manage our $3.1 trillion book of business and be an effective steward of taxpayer resources. Under the leadership of our experienced executives, the company achieved $17.2 billion in net income for 2012, which is the company’s first annual profit since 2006 and the highest annual net income in the company’s history. The company also substantially achieved the corporate goals for 2012 set by the conservator.
The 2012 executive compensation program is designed so that executive pay is reduced if the conservator’s goals are not fully achieved. In March 2012, FHFA established a set of 2012 corporate performance objectives and related targets, referred to as the 2012 conservatorship scorecard. In early 2013, FHFA evaluated the company’s performance against the 2012 conservatorship scorecard and determined that the corporate-performance based portion of 2012 at-risk deferred salary would be paid at 95% of target for each named executive. See “Determination of 2012 Compensation—Assessment of Corporate Performance on 2012 Conservatorship Scorecard” for more information on the company’s performance against the 2012 conservatorship scorecard. The remaining half of the named executives’ 2012 at-risk deferred salary was subject to reduction based on individual performance, as determined by the Board of Directors in consultation with the Compensation Committee and subject to FHFA’s approval. See “Determination of 2012 Compensation—Assessment of 2012 Individual Performance” for a description of the individual performance of the named executives.
Although long-term incentive awards were eliminated as a component of the 2012 executive compensation program, in February 2013 the named executives were entitled to receive the second and final installment of their 2011 long-term incentive awards that were granted under our prior executive compensation program. This installment is required to be reported as 2012 compensation for purposes of the “Summary Compensation Table for 2012, 2011 and 2010” because it was determined based on performance for both 2011 and 2012. As a result of this final installment payment of the 2011 long-term incentive award, the amount of the named executives’ total compensation as reported in the Summary Compensation Table is generally higher for 2012 than for 2011, despite the 10% reduction in total target direct compensation for most of our named executives under the 2012 executive compensation program. See “Compensation Tables—Differences in 2012, 2011 and 2010 Compensation” for a description of the differences in the named executives’ compensation in 2012, 2011 and 2010 as reflected in the Summary Compensation Table. Compensation reported for 2013 will not include a long-term incentive award component. See “Determination of 2012 Compensation—Assessment of Corporate Performance on 2011 Long-Term Incentive Award Goals (Second Installment)” for a description of the company’s performance against the 2012 goals relating to the second installment of the 2011 long-term incentive award.
2012 Executive Compensation Program
Program Objectives
FHFA has advised us that our 2012 executive compensation program was designed to fulfill, and to balance, three primary objectives:

•	reduce pay levels to conserve taxpayer resources and eliminate bonuses;

•	attract and retain executive talent; and

•	reduce pay if the conservator’s goals are not achieved.
Reduce Pay Levels to Conserve Taxpayer Resources and Eliminate Bonuses
A primary objective of the 2012 executive compensation program was to reduce pay levels given our conservatorship status and reliance on taxpayer support. A related objective of the new compensation program was to eliminate bonuses. At FHFA’s direction, we reduced total target direct compensation for our named executives by 10% in 2012 (except for one named executive who received a pay increase in connection with a promotion) and we eliminated long-term incentive awards from our executive compensation structure. In addition, beginning in 2013, total target direct compensation for our Chief Executive Officer position has been further reduced. Total target 2012 direct compensation for Mr. Williams, our former Chief Executive Officer, was $5,400,000. Total 2013 direct compensation for Mr. Mayopoulos, our current Chief Executive Officer, is $600,000.
As a result of these reductions and prior reductions in compensation, total target direct compensation for our named executives is significantly below the market median for comparable firms. As described in “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” total target direct compensation for 2012 under the 2012 executive compensation program for each of our current named executives was more than 30% below the market median for comparable firms and, in the case of our Chief Executive Officer, was more than 70% below the market median.
In addition to reducing pay for our current executives, where appropriate, we also seek to compensate newly hired executives at lower amounts than the executives they are replacing. Our aggregate salary and employee benefit expense as a percentage of our net revenues was 5.2% in 2012.
Attract and Retain Executive Talent
Another primary objective of the 2012 executive compensation program is to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our $3.1 trillion book of business and be an effective steward of the government’s and taxpayers’ support.
We and FHFA recognize that the current levels of our executive compensation and other factors put pressure on our ability to attract and retain executive talent with the necessary skills and knowledge. We face competition from both within the financial services industry and from businesses outside of this industry for qualified executives. If we are unable to attract and retain qualified executives, it could threaten our ability to continue to provide liquidity and stability to the mortgage market, result in costly operational failures, and heighten safety and soundness risks. See “Risk Factors” for a discussion of the risks associated with executive and employee retention. To encourage retention, the fixed portion of each named executive’s deferred salary is subject to reduction if an executive leaves the company before January 31, 2014.
Reduce Pay if the Conservator’s Goals Are Not Achieved
In order to support FHFA’s goals for our conservatorship and encourage corporate and individual performance in furtherance of these goals, 30% of each named executive’s total target direct compensation consists of “at-risk” deferred salary, which is subject to reduction based on corporate and individual performance.
Impact of Conservatorship and Other Legal Requirements
As discussed in “Business—Conservatorship and Treasury Agreements—Conservatorship,” we have been under the conservatorship of FHFA since September 2008. The conservatorship has had a significant impact on the compensation received by our named executives, as well as the process by which executive compensation was determined. Regulatory and other legal requirements affecting our executive compensation include the following:

•
Our directors serve on behalf of FHFA and exercise their authority subject to the direction of FHFA. More information about the role of our directors is described in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”

•
While we are in conservatorship, FHFA, as our conservator, has retained the authority to approve and to modify both the terms and amount of any executive compensation. FHFA, as our conservator, has directed that management consult with and obtain FHFA’s written approval before entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of executives at the senior vice president level and above, and other executives as FHFA may deem necessary to successfully execute its role as conservator. FHFA has also directed that management consult with and obtain FHFA’s written approval before establishing or modifying performance management processes for executives at the senior vice president level and above and any executives designated as “officers” pursuant to Section 16 of the Exchange Act, and before assessing our performance against a conservator scorecard.

•
During the conservatorship, FHFA, as our conservator, has all powers of the shareholders. Accordingly, we have not held shareholders’ meetings since entering into conservatorship and have held no shareholder advisory vote on executive compensation.

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

•	Pursuant to the STOCK Act, the named executives are prohibited from receiving bonuses during any period of conservatorship on or after the April 4, 2012 enactment of the law.

•
Our Charter Act provides that the company has the power to pay compensation to our executives that the Board of Directors determines is reasonable and comparable with compensation for employment in other similar businesses, including other publicly held financial institutions or major financial services companies, involving similar duties and responsibilities. As described under “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” each current named executive’s total target direct compensation for 2012 under the 2012 executive compensation program was more than 30% below the market median for comparable firms. The Charter Act also provides that a significant portion of our executive officers’ potential compensation should be based on the company’s performance. As described under “Elements of 2012 Executive Compensation Program—Direct Compensation,” 15% of each named executive’s total target direct compensation consists of at-risk deferred salary that is subject to reduction based on corporate performance and 15% of each named executive’s total target direct compensation consists of at-risk deferred salary that is subject to reduction based on individual performance.

As a result of these requirements, the 2012 compensation decisions for our named executives discussed in this Compensation Discussion and Analysis were either determined or approved by the Acting Director of FHFA after receiving input from the Board of Directors, Compensation Committee and management.

Elements of 2012 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2012 executive compensation program for our named executives. All elements of our named executives’ direct compensation are paid in cash because we are prohibited from paying new stock-based compensation under the senior preferred stock purchase agreement without Treasury’s consent.

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
There are two elements of deferred salary:
• a fixed portion that is subject to reduction if an executive leaves the company before January 31, 2014; and
• an at-risk portion that is subject to reduction based on corporate and individual performance.
Fixed Deferred Salary
Retain named executives.
Earned but unpaid fixed deferred salary is subject to reduction if a named executive leaves the company prior to January 31, 2014. If he or she leaves the company prior to this date, the amount of earned but unpaid fixed deferred salary received by the named executive will be reduced by 2% for each full or partial month by which the executive’s separation date preceded January 31, 2014.*

At-Risk Deferred Salary
Retain named executives and encourage named executives to achieve corporate and individual performance objectives.
Equal to 30% of the named executive’s total target direct compensation. Half of at-risk deferred salary is subject to reduction based on corporate performance as determined by FHFA. The remaining half of at-risk deferred salary is subject to reduction based on individual performance as determined by the Board of Directors with FHFA’s approval.

There is no potential for at-risk deferred salary to be higher than 100% of target based on performance; at-risk deferred salary is only subject to reduction based on performance.

The 2012 conservatorship scorecard against which corporate performance was measured for the named executives’ 2012 at-risk deferred salary is described below under “Determination of 2012 Compensation—Assessment of Corporate Performance on 2012 Conservatorship Scorecard.”

* The forfeiture provisions applicable to earned but unpaid fixed deferred salary have been modified for 2013 and subsequent performance years. See “2013 Compensation Changes—Change to Fixed Deferred Salary Forfeiture Provisions” for more information.

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

The named executives who joined the company prior to 2008 (Mr. Williams and Mr. Benson) participate in the company’s defined benefit pension plans. Mr. Williams is the only named executive with a benefit under the Executive Pension Plan. We froze benefits under this plan in 2009.

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

The named executives who joined the company after 2007 (Mr. Mayopoulos, Ms. McFarland, Mr. Edwards and Mr. Nichols) participate in the company’s Supplemental Retirement Savings Plan.

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
Relocation Benefits and Other Perquisites
From time to time, we offer relocation benefits to new executives. As described in footnote 7 to the “Summary Compensation Table for 2012, 2011 and 2010,” we agreed to provide up to $100,000 in relocation benefits to Ms. McFarland to facilitate her move to the Washington, D.C. area.

We believe that perquisites should be a minimal part of the compensation package for our named executives. Except for the relocation benefits provided to Ms. McFarland described above, the perquisites we provided to all of our named executives in 2012 did not exceed $2,000 in the aggregate.

Total perquisites for any named executive cannot exceed $25,000 per year without FHFA approval, and we do not provide a gross-up for taxes due on any perquisite.
Relocation benefits are provided to attract new named executives by reimbursing them for a specified amount of their costs associated with relocating to the Washington, D.C. area.
Sign-on Award
In addition to the direct compensation and employee benefits described in the tables above, from time to time, a new executive may be awarded a sign-on award to attract the executive to join Fannie Mae and/or to compensate him or her for compensation forfeited upon leaving a prior employer. Our Chief Financial Officer, Susan R. McFarland, was awarded a $1.7 million sign-on award when she joined the company in July 2011 to partially compensate her for equity grants forfeited upon leaving her prior employer. See footnote 10 to the “Summary Compensation Table for 2012, 2011 and 2010” for more information regarding Ms. McFarland’s sign-on award.
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits; however, under the 2012 executive compensation program, a named executive is entitled to receive a specified portion of his or her earned but unpaid deferred salary if his or her employment is terminated for any reason other than for cause. See “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated. In addition, as described in more detail in “2013 Compensation Changes—CFO Compensation Changes,” the Board of Directors and FHFA have approved a change to the terms of Ms. McFarland’s sign-on award contingent upon her execution of a release of claims in a form satisfactory to the company.
Compensation Arrangements with our Chief Executive Officer
Mr. Mayopoulos became our Chief Executive Officer in June 2012. Prior to becoming our Chief Executive Officer, he was Fannie Mae’s Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary. Mr. Mayopoulos did not receive any increase in his 2012 compensation as a result of his promotion to Chief Executive Officer. Moreover, Mr. Mayopoulos’ total direct compensation for 2013 will consist solely of $600,000 in base salary. He will not earn any deferred salary for 2013. He continues to be eligible to receive the deferred salary he earned for 2012 on the applicable payment dates in 2013, and he was paid the second installment of his 2011 long-term incentive award in February 2013. He also continues to be eligible to participate in the employee benefit programs made available to all Fannie Mae executives. See “Compensation Tables—Summary Compensation Table for 2012, 2011 and 2010” for more information about Mr. Mayopoulos’ 2012 compensation.

 Determination of 2012 Compensation
Summary of 2012 Compensation Actions
2012 Executive Compensation Program
The table below displays the named executives’ compensation targets under the 2012 executive compensation program compared to the actual payments to be received by the named executives under this program. The amounts shown in the “Total Target” and “Total Actual” columns consist of the sum of 2012 base salary and 2012 deferred salary. This table includes only direct compensation under the 2012 executive compensation program. In addition to this compensation, the current named executives also received the second and final installment of their 2011 long-term incentive award in February 2013, which is described in a separate table below. This table is presented on a different basis than, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included below under “Compensation Tables—Summary Compensation Table for 2012, 2011 and 2010.”

			2012 Corporate Performance-Based At-Risk Deferred Salary		2012 Individual Performance-Based At-Risk Deferred Salary		Total
Named Executive	2012 Base Salary Rate	2012 Fixed Deferred Salary	Target	Actual	Target	Actual	Target	Actual
Timothy Mayopoulos(1)	$500,000	$1,358,500	$398,250	$378,338	$398,250	$398,250	$2,655,000	$2,635,088
President and Chief Executive Officer
Michael Williams(2)	900,000	2,880,000	810,000	443,942	810,000	467,308	5,400,000	2,535,404
Former President and Chief Executive Officer
Susan McFarland	600,000	1,416,000	432,000	410,400	432,000	324,000	2,880,000	2,750,400
Executive Vice President and Chief Financial Officer
David Benson	500,000	1,264,000	378,000	359,100	378,000	378,000	2,520,000	2,501,100
Executive Vice President—Capital Markets, Securitization & Corporate Strategy
Terence Edwards	500,000	1,264,000	378,000	359,100	378,000	378,000	2,520,000	2,501,100
Executive Vice President—Credit Portfolio Management
John Nichols(3)	430,962	861,538	276,923	263,077	276,923	276,923	1,846,346	1,832,500
Executive Vice President and Chief Risk Officer
__________

(1)
Mr. Mayopoulos became our Chief Executive Officer in June 2012. Prior to becoming our Chief Executive Officer, he was Fannie Mae’s Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary. Mr. Mayopoulos did not receive any increase in his 2012 compensation as a result of his promotion to Chief Executive Officer and, effective January 1, 2013, his total direct compensation has been reduced to $600,000, comprised only of base salary. See “2012 Executive Compensation Program—Compensation Arrangements with our Chief Executive Officer” for more information.

(2)
Amounts in the “2012 Base Salary Rate” and “2012 Fixed Deferred Salary” columns for Mr. Williams represent his target salary, not the amounts he actually received. Because Mr. Williams left the company in July 2012, he received $560,769 in base salary in 2012 and will receive $1,063,385 in 2012 fixed deferred salary (which is the portion of 2012 fixed deferred salary that he earned from January 1, 2012 through July 31, 2012 ($1,661,538), reduced by 2% for each month by which his departure date preceded January 31, 2014). The amount of 2012 corporate performance-based at-risk deferred salary that he will receive is the portion of this element of at-risk deferred salary that he earned from January 1, 2012 through July 31, 2012 ($467,308), reduced by 5% from the target due to corporate performance in 2012. The amount of 2012 individual performance-based at-risk deferred salary that he will receive is 100% of the portion of this element of at-risk deferred salary that he earned from January 1, 2012 through July 31, 2012 ($467,308). See “Assessment of 2012 Individual Performance” for more information on Mr. Williams’ individual performance. The amount in the “Total—Actual” column for Mr. Williams is the sum of the 2012 base salary, 2012 fixed deferred salary and 2012 at-risk deferred salary that he actually received or will receive.

(3)
Effective May 18, 2012, Mr. Nichols’ annual base salary rate increased from $400,000 to $450,000, his fixed deferred salary increased from an annual rate of $720,000 to an annual rate of $950,000, and his at-risk deferred salary target increased from an annual target of $480,000 to an annual target of $600,000. Mr. Nichols’ total target direct compensation was increased in connection with his promotion to Chief Risk Officer in August 2011. The base salary and deferred salary target amounts provided in this table represent the sum of: (1) his annual base salary rate and annual deferred salary target for the period from January 1, 2012 through May 17, 2012, prorated based on the number of pay periods in this period; and (2) his annual base salary rate and annual deferred salary target for the period from May 18, 2012 through December 31, 2012, prorated based on the number of pay periods in this period.

Prior Executive Compensation Program
In addition to the above compensation under the 2012 executive compensation program, the current named executives also received the second and final installment of their 2011 long-term incentive award in February 2013. The long-term incentive awards, which allowed for payments above or below target, were a component of the company’s 2011 executive compensation program, but were eliminated from the 2012 executive compensation program. The table below displays the target amount of the second and final installment of each named executive’s 2011 long-term incentive award compared to the actual payment received by the named executive. The amount of this payment was based on both corporate and individual performance. See “Assessment of Corporate Performance of 2011 Long-Term Incentive Award Goals (Second Installment)” for a description of the company’s performance against the 2012 goals relating to this installment of the 2011 long-term incentive award and “Assessment of 2012 Individual Performance” for a description of the individual performance of the named executives.

	Second Installment of 2011 Long-Term Incentive Award
Named Executive	Target	Actual
Timothy Mayopoulos	$490,167	$521,538
Michael Williams(1)	1,000,000	—
Susan McFarland	254,246	181,150
David Benson	465,167	465,000
Terence Edwards	465,167	465,000
John Nichols	198,904	187,069
__________

(1)	Mr. Williams did not receive the second installment of his 2011 long-term incentive award because he was not employed by Fannie Mae on the payment date for that installment.
Although long-term incentive awards are not a component of the company’s 2012 executive compensation program, the second installment of the 2011 long-term incentive award is required to be reported as 2012 compensation for purposes of the “Summary Compensation Table for 2012, 2011 and 2010” because payment of this installment was based on performance in both 2011 and 2012.
Assessment of Corporate Performance on 2012 Conservatorship Scorecard
Overview
In March 2012, FHFA developed a set of corporate performance objectives and related targets for 2012, referred to as the 2012 conservatorship scorecard, and directed the company to implement them. The 2012 conservatorship scorecard is shown below under “FHFA Assessment.” The 2012 conservatorship scorecard provides the implementation roadmap for FHFA’s strategic plan for Fannie Mae and Freddie Mac. See “Executive Summary—Our Business Objectives and Strategy” for a description of FHFA’s strategic goals for the GSEs. FHFA developed these objectives and related targets with input from management, the Compensation Committee and the Board of Directors. Half of the named executives’ 2012 at-risk deferred salary, or 15% of their overall 2012 total target direct compensation, was subject to reduction based on the company’s performance against the 2012 conservatorship scorecard. As described below under “FHFA Assessment,” FHFA determined that the corporate-performance based portion of 2012 at-risk deferred salary would be paid at 95% of target.
Compensation Committee Assessment
In late 2012 and early 2013, the Compensation Committee reviewed the company’s performance against the 2012 conservatorship scorecard and, following its review, provided FHFA with its assessment of management’s performance against the 2012 conservatorship scorecard. As part of its review, the Compensation Committee reviewed management’s assessment of the company’s performance against the scorecard objectives and targets, and discussed the company’s performance with the Chief Executive Officer. The Compensation Committee also reviewed management reports regarding prior input management received from FHFA with respect to the company’s performance against the individual scorecard targets.
The Compensation Committee determined that the company met substantially all of the 2012 conservatorship scorecard targets in a timely and high quality manner, while at the same time conducting the company’s core business at a high level in a complicated operating environment. A number of the targets that the company did not fully meet by year end were items that had either been suspended by FHFA or otherwise delayed due to factors primarily beyond the company’s control. The Compensation Committee determined that management’s overall performance with respect to achieving these challenging objectives was impressive, particularly in light of the major management transition the company experienced during the year. The Compensation Committee concluded that management’s performance had exceeded expectations. The Committee noted that its assessment accorded significant weight to the company’s improved financial condition.
The Compensation Committee recommended that FHFA also consider the company’s performance in other areas in assessing the company’s performance and making compensation determinations. Additional accomplishments noted by the Compensation Committee in its assessment included, among other things, the following:

•	achieving four consecutive profitable quarters and $17.2 billion in net income for the year, which is the company’s first annual profit since 2006 and record annual net income for the company;

•	acquiring and managing a high quality new book of business that we expect will be profitable over its lifetime;

•	managing substantial leadership transitions, including a change in the company’s chief executive officer;

•	reducing the company’s single-family serious delinquency rate to 3.29% as of December 31, 2012, compared to 3.91% as of December 31, 2011;

•	implementing a new HARP program to increase assistance to borrowers, more than doubling the number of HARP refinances in 2012 as compared to 2011;

•
reaching a repurchase resolution with Bank of America and collecting on over $8 billion in other outstanding repurchase requests, as described in “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers/Servicers;” and

•	successfully meeting the company’s obligations as program administrator for HAMP and other initiatives under the Making Home Affordable Program.
FHFA Assessment
In early 2013, FHFA reviewed our performance against the 2012 conservatorship scorecard, with input from management and the Compensation Committee. FHFA determined that the company substantially performed the objectives of the scorecard and that the corporate-performance based portion of 2012 at-risk deferred salary would be paid at 95% of target. FHFA stated that the company demonstrated a strong focus on achieving the objectives and collaborating with FHFA and Freddie Mac on the accomplishments. FHFA stated that in some instances the company’s failure to meet a target by the specified deadline was the result of factors outside of the company’s control. As a result of the company’s strong performance during 2012, FHFA stated that significant progress has been made on the conservator’s strategic goals for the next phase of the GSEs’ conservatorships.

The table below sets forth the 2012 conservatorship scorecard and a summary of FHFA’s assessment of the company’s achievement of the scorecard objectives and targets, including the numerical score FHFA provided for each objective.

Objectives	Weighting	Targets	Final Score	Summary of Performance Against Targets
1. Build a New Infrastructure	30%		28.9%
• Continued progress on, or completion of, mortgage market enhancement activities already underway	15%		14.9%
– Loan-level Disclosure in Mortgage-Backed Security (MBS)
– Develop template for enhanced loan-level disclosures for single-family MBS that incorporates market standards and is consistent with maintaining liquidity in the to-be-announced market. Template to be submitted to FHFA by June 30, 2012.
				– Met this target: Provided final template to FHFA on June 29, 2012.
– Uniform Mortgage Data Program (UMDP)
– Meet articulated Uniform Mortgage Data Program (UMDP) timetables as follows:
– Uniform Collateral Data Portal (UCDP) electronic appraisal submission requirement by March 19, 2012.
– Uniform Loan Delivery Data (ULDD) format loan delivery data by July 23, 2012.
– Deliver new ULDD data point in compliance with SEC Rule 15Ga-1 by November 30, 2012.
– Notify market of optional ULDD data points, including those necessary to improve disclosure and for other business uses in 2012.

– Met this target: Met articulated UMDP timetables including:
– Began collecting UCDP electronic appraisal data by March 19, 2012.
– Began collecting ULDD Phase 1 required data points by July 23, 2012.
– Developed ability to collect new ULDD data point on funder information by November 30, 2012.
– Notified market of optional ULDD Phase II data points on December 13, 2012. Developed and agreed on an implementation timeline for ULDD Phase II.

		– Notify market of servicing data standard, including data necessary to improve disclosure, and agree on timetable for data collection to begin in 2013 by December 31, 2012.
– Substantially met this target: In December 2012, made general announcement regarding progress on the creation of a Uniform Mortgage Servicing Dataset (UMSD), as well as announcements to targeted stakeholders requesting feedback on draft dataset in early 2013. Also completed the UMSD Foundation Template in December 2012. The December 2012 announcements did not include the UMSD Foundation Template, which is expected to be released to targeted stakeholders in the first half of 2013.

		– Develop plans that leverage uniform appraisal data (UAD) and ULDD for enhanced risk management by December 31, 2012.
– Met this target: Developed an implementation plan for UAD and ULDD data on how the new data can be used to reduce loan repurchase exposure and incorporated into credit portfolio analytics, and submitted plan to FHFA in September 2012.

		– Cooperate with FHA implementation of portal to accept electronic appraisals.		– Met this target: Supported FHA with respect to its roadmap for developing and implementing a portal to receive electronic appraisals.
– Seller-Servicer Contract Harmonization		– Appropriate resource allocation to seller-servicer contract harmonization and commitment to targeted timetables as outlined in FHFA directive.		– Met this target: Delivered on all of FHFA’s seller-servicer contract harmonization initiatives within the specified timeframes.

Objectives	Weighting	Targets	Final Score	Summary of Performance Against Targets
• Securitization Platform	10%	• In collaboration with FHFA and the other Enterprise, develop and finalize a plan by December 31, 2012 for the design and build of a single securitization platform that can serve both Enterprises and a post-conservatorship market with multiple future issuers.	9.5%
• Substantially met this target: Delivered a joint GSE plan to FHFA in December 2012 for the design and build of a single securitization platform. The plan incorporated industry feedback on FHFA’s October 2012 white paper on this topic. The plan remains under review by FHFA and is expected to be finalized in 2013.

• Pooling and Servicing Agreements	5%	• Propose a model pooling and servicing agreement (PSA), collaborate with other Enterprise and FHFA on a specific proposal, seek public comment, and produce final recommendations for standard Enterprise trust documentation by December 31, 2012.	4.5%
• Substantially met this target: Delivered a joint GSE plan to FHFA in December 2012 for a model PSA. The plan incorporated industry feedback on FHFA’s October 2012 white paper on this topic and is currently under review by FHFA.

2. Contract the Enterprises’ dominant presence in the marketplace while simplifying and shrinking certain operations.	30%		28.4%
• Work with FHFA to evaluate options for meeting conservatorship goals, including shifting mortgage credit risk to private investors via assessment of:	10%		9.4%
– Multifamily line of business
– Undertake a market analysis by December 31, 2012, of the viability of multifamily business operations without government guarantees. Review the likely viability of these models operating on a stand-alone basis after attracting private capital and adjusting pricing if needed.
				– Met this target: Provided FHFA with the requested analysis of the multifamily business in December 2012.
– Investment assets and nonperforming loans
– Perform analysis of investments portfolio as described in the strategic plan by the fourth quarter of 2012 and make preparations for the competitive disposition of a pool of nonperforming assets by September 30, 2012.

– Substantially met this target: Performed the requested analysis of our portfolio and submitted a revised portfolio plan to FHFA in November 2012. Also made preparations for the disposition of one or more pools of nonperforming assets, but this task was not completed by the September 30 deadline specified in the target.

		– Review options with board of directors and FHFA and make appropriate recommendations for future actions.		– Met this target: As noted above, submitted a revised portfolio plan to FHFA in November 2012.
		– Implement plan agreed to by board and FHFA.		– Met this target: As noted above, submitted a revised portfolio plan to FHFA in November 2012.
• Risk Sharing	10%	• Initiate risk sharing transactions by September 30, 2012.	9.0%	• Substantially met this target: Completed work to initiate credit-linked note transaction; however, transaction has been delayed due to new CFTC derivative regulations.
		• Execute new risk sharing transactions beyond the traditional charter required mortgage insurance coverage.
• Substantially met this target: Made preparations for bulk mortgage insurance transactions; however, transactions have been put on hold by FHFA pending review and update of mortgage insurer eligibility requirements.

Objectives	Weighting	Targets	Final Score	Summary of Performance Against Targets
		• Propose timeline for continued growth in risk sharing through 2013.		• Met this target: Delivered 2013 plan for growth in risk-sharing activities to FHFA in October 2012.
• Pricing	10%		10.0%
– Single-family Guarantee Fee Pricing Increases		– Develop and begin implementing plan to increase guarantee fee pricing to more closely approximate the private sector.
– Met this target: Initial guaranty fee analysis provided to FHFA in July 2012. After reviewing analysis, in August 2012, FHFA directed us and Freddie Mac to increase our single-family guaranty fee prices by an average of 10 basis points effective in the fourth quarter of 2012. Developed a plan for single-family pricing increases in 2013 forward and provided this plan to FHFA in September 2012.

		– Set uniform pricing across loan sellers to extent practicable.
– Met this target: Developed a national price increase proposal that levels pricing between large and small lenders, and delivered this proposal to FHFA in June 2012. As noted above, in August 2012, FHFA directed us and Freddie Mac to increase our single-family guaranty fee prices by an average of 10 basis points effective in the fourth quarter of 2012.

– Set plan to price for state law effects on mortgage credit losses given default		– Work with FHFA to develop appropriate risk-based pricing by state. State-level pricing grid to be completed by August 31, 2012.
– Met this target: Developed a plan for state-based pricing adjustments and delivered this plan to FHFA in July 2012. In September 2012, FHFA published a notice presenting an approach to adjust the guaranty fees that we and Freddie Mac charge on single-family mortgages in states where costs related to foreclosure practices are significantly higher than the national average.

3. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.	20%		20.0%
• Loss Mitigation through continued implementation and enhancement of Servicer Alignment Initiative	10%	• Enhance transparency of servicer requirements around foreclosure timelines and compensatory fees and publish applicable announcements by September 30, 2012.	10.0%	• Met this target: Published updates to our servicer requirements in June 2012 relating to compensatory fees and allowable foreclosure timelines that enhanced the transparency of these requirements.
• Short Sales
• Enhance short sales programs that include efforts to identify program obstacles that impact utilization by June 30, 2012. Applicable lender announcements to foreclosure alternatives by September 30, 2012.

				• Met this target: Issued new guidelines to mortgage servicers in August 2012 to align and consolidate existing short sale programs into one standard short sale program.
• Deeds in Lieu and Deeds-for-Lease
• Design, develop, or enhance deed in lieu and deed-for-lease programs that include efforts to identify and resolve program obstacles that impact utilization by September 30, 2012. Applicable lender announcements to foreclosure alternatives by December 31, 2012.
				• Met this target: Issued new guidelines to mortgage servicers in November 2012 to enhance and align existing deeds-in-lieu and deeds-for-lease programs.
• Real Estate Owned Sales	10%	• Implement, as needed, loans to facilitate real estate owned (REO) sales program by June 30, 2012.	10.0%	• N/A: Not a Fannie Mae objective; applicable only to Freddie Mac.

Objectives	Weighting	Targets	Final Score	Summary of Performance Against Targets
		• Expand financing for small investors in REO properties by June 30, 2012.		• Met this target: Implemented enhancements to our HomePath® financing program in July 2012 to provide expanded financing options for small investors in REO properties.
		• Initiate disposition pilot, either through financing or bulk sales, by September 30, 2012.		• Met this target: Completed the first transactions under FHFA’s REO pilot initiative in September 2012.
		• Expand pilot programs and establish ongoing sales program, as agreed to with FHFA, during 2012.		• Met this target: Plan for ongoing sales program provided to FHFA in December 2012.
4. Manage Efficiently in Support of Conservatorship Goals	20%		18.3%
• Conservatorship / Board Priorities	20%
• Work closely with FHFA toward concluding litigation associated with private-label securities and whole loan repurchase claims, as appropriate.

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
			18.3%
• Met 7 of 9 targets: Management worked closely with FHFA and the Board throughout the year to focus on and achieve these conservatorship and Board priorities for 2012. The company fully achieved all but the two following targets:

• Effectively identify, communicate, and remediate situations that create risk for the conservatorships or avoidable taxpayer losses. This target was not fully achieved. As of year end, certain aspects of the company’s internal control environment continued to need strengthening.

• Take steps to mitigate key person dependencies and maintain appropriate internal controls and risk management governance. This target was not fully achieved. While the company took steps to mitigate key person dependencies and maintain appropriate internal controls and risk management governance, as of year end, certain aspects of the company’s internal control environment continued to need strengthening.

Assessment of Corporate Performance of 2011 Long-Term Incentive Award Goals (Second Installment)
In March 2011, the Board established 2012 corporate performance goals for the second installment of the 2011 long-term incentive award. FHFA approved these goals in April 2011. The Board did not assign any relative weight to the goals and the Compensation Committee was permitted to consider other factors in addition to the goals in assessing corporate performance.
In late 2012 and early 2013, the Compensation Committee reviewed the company’s performance against the 2012 performance goals and related metrics relating to the second installment of the 2011 long-term incentive award. As part of its review, the Compensation Committee reviewed management’s assessment of the company’s performance against the goals, discussed the company’s performance with the Chief Executive Officer and received input from FHFA on the company’s performance against the goals. Based on this evaluation, the Compensation Committee determined that the pool for the second installment of the 2011 long-term incentive awards for executive officers would be funded at 95% of target. The Board of Directors and FHFA approved the Compensation Committee’s determination.
The table below presents our 2012 corporate performance goals and related metrics for purposes of determining the second installment of the 2011 long-term incentive award, and management’s assessment of our achievement against these goals and metrics. A summary of the Compensation Committee’s assessment of the company’s performance against these goals and metrics is provided following the table.

Goals	Metrics	Performance Against Goal/Metric
Goal 1: Achieve cost savings consistent with the financial plan.	Limit core administrative expenses for 2012 to no more than $1.8 billion.
Achieved this goal, with 2012 core administrative expenses of $1.8 billion. (Core administrative expenses exclude $607 million in costs relating to the credit organization, Treasury’s Making Home Affordable program and extraordinary expenses that are included in administrative expenses in our statement of operations for 2012.)

Goal 2: Achieve 2012 credit expense target.	Limit total credit-related expenses for 2012 to no more than $15.9 billion.	Achieved this goal, with total credit-related income of $1.1 billion in 2012.
Goal 3: Resolve specified risk and control matters identified by FHFA.
Complete all remediation activity for risk and control matters identified by FHFA within mutually agreed timeframes.

Submit remediation plans for all new risk and control matters identified by FHFA within FHFA-mandated timeframes.

Achieved this goal. Completed remediation activity for all FHFA-identified risk and control matters within agreed-upon timeframes. Submitted remediation plans for all new FHFA-identified risk and control matters within mandated timeframes.

Goal 4: Achieve 2012 milestones of the operational risk plan.
Implement all planned risk controls self-assessments for 2012, and provide all deliverables established by the Board within agreed-upon timeframes.

Implement remediation plans for all high-priority business unit operational risk issues by specified dates.

Achieved this goal. Implemented the 2012 risk controls self-assessment plan and completed all planned risk controls self-assessments for 2012. Implemented the high-priority business unit operational risk remediation plans scheduled for 2012.

Goal 5: Meet 2012 targets for Operating Plan.
Achieve approved Operating Plan deliverables for 2012 and manage to overall budget.

In March 2012, the Board of Directors modified this metric to add that achievement of the 2012 milestones should be considered in light of the goals of the conservatorship set forth in the 2012 conservatorship scorecard.

Substantially achieved this goal. Completed substantially all 2012 deliverables under the Operating Plan. Some 2012 deliverables were delayed to 2013, in most cases because the final implementation of certain projects was postponed to early 2013 in order to minimize the operational risk associated with implementing multiple new initiatives at the same time. In addition, four Operating Plan projects have been postponed indefinitely due to the prioritization of conservatorship scorecard objectives. Costs under the Operating Plan during 2012 exceeded the budget due primarily to the achievement and implementation of some 2012 deliverables ahead of schedule.

The Compensation Committee determined that the company substantially achieved all of the 2012 performance goals and related metrics relating to the second installment of the 2011 long-term incentive award. Specifically, the Compensation Committee determined that the company met expectations with respect to the cost savings goal, exceeded expectations with respect to the credit expense goal, resolved all of the risk and control matters identified by FHFA within the agreed-upon timeframes, achieved all 2012 milestones of the operational risk plan, and substantially achieved the 2012 targets for the Operating Plan. In arriving at its funding determination, the Compensation Committee considered the full scope of management’s performance, including management’s performance of the 2012 conservatorship scorecard and the additional accomplishments described above under “Assessment of Corporate Performance on 2012 Conservatorship Scorecard.” The Compensation Committee also considered the company’s prior performance against its 2011 performance goals. In evaluating the company’s performance against these goals, the Compensation Committee did not assign specific weightings to any goal or metric.

Assessment of 2012 Individual Performance
Overview. Half of the named executives’ 2012 at-risk deferred salary, or 15% of their overall 2012 total target direct compensation, was subject to reduction based on individual performance in 2012, as determined by the Board of Directors with FHFA’s approval. In addition, the amounts of the second installment of the current named executives’ 2011 long-term incentive awards took into account not only the company’s performance against the 2012 corporate goals and metrics described above, but also an assessment by the Board of Directors of each named executive’s performance during the applicable performance periods, as well as retention considerations.
The Board (excluding Mr. Mayopoulos) assessed the Chief Executive Officer’s performance with input from the Compensation Committee and assessed each other named executive’s performance with input from both the Compensation Committee and the Chief Executive Officer. Based on these assessments, the Board used its judgment and discretion to determine the amount of compensation it deemed appropriate for each named executive. In each case, the Board’s determination was consistent with the recommendations of the Chief Executive Officer and the Compensation Committee. FHFA reviewed and approved these determinations. More information on the compensation arrangements for each of our named executives is set forth in the “Summary Compensation Table for 2012, 2011 and 2010.”
Timothy Mayopoulos, President and Chief Executive Officer. The Board determined that the individual performance-based portion of Mr. Mayopoulos’ 2012 at-risk deferred salary would be $398,250, which equals his target, and that the second installment of his 2011 long-term incentive award would be $521,538, compared with a target of $490,167. Mr. Mayopoulos’ individual performance was evaluated in part based on the company’s performance against the 2012 conservatorship scorecard and the corporate performance goals for the applicable performance periods, reflecting the fact that he has been accountable for the success of the entire organization since he became Chief Executive Officer in June 2012. In addition, other achievements not reflected in the 2012 conservatorship scorecard or the corporate performance goals were considered. The Board determined that, under Mr. Mayopoulos’ leadership since he became Chief Executive Officer in June 2012, the company has been profitable, had record annual net income for 2012, and performed substantially all of the 2012 performance goals set for the organization by FHFA and the Board. Mr. Mayopoulos’ other accomplishments in 2012 included significantly reducing the organization’s credit-related expenses while allowing the company to continue to effectively provide liquidity to the housing market, and promoting the company’s ability to assist troubled borrowers while further developing a high-quality book of new business. Mr. Mayopoulos also oversaw the organization’s achievement of a substantial portion of its 2012 Operating Plan deliverables and improvement in the company’s risk and control environment. The Board also recognized Mr. Mayopoulos’ exceptional leadership during the organization’s transition of chief executive officers and other members of management, his development of a strong new executive management team and his effective communications with the Board and FHFA regarding implementation of the Board’s and FHFA’s 2012 priorities for the company. The Board also considered Mr. Mayopoulos’ performance as Chief Administrative Officer, General Counsel and Corporate Secretary. For the portion of the year that he served in these roles, the Board considered his continued outstanding service as chief adviser to the Chief Executive Officer, leadership of the Legal, Human Resources, Communications and Marketing Services, and Government and Industry Relations divisions of the company, as well as his leadership on the company’s strategic initiatives. The Board recognized that Mr. Mayopoulos successfully implemented the 2012 executive compensation program developed by FHFA and furthered the company’s contingency planning processes, resulting in an improved risk environment. The Board concluded that, overall, Mr. Mayopoulos’ 2012 performance was exceptionally strong when measured against applicable goals and exceeded expectations.
Michael Williams, Former President and Chief Executive Officer. The Board determined that the individual performance-based portion of Mr. Williams’ 2012 at-risk deferred salary would be $467,308, which equals the portion of his target that he earned prior to his departure from the company. In recommending and determining the amount of the individual performance-based portion of Mr. Williams’ 2012 at-risk deferred salary, the Compensation Committee and the Board considered in part the company’s performance against the 2012 conservatorship scorecard and the corporate performance goals for the applicable performance periods, reflecting the fact that Mr. Williams was the company’s Chief Executive Officer until June 2012. In addition, other achievements not reflected in the 2012 conservatorship scorecard or the corporate performance goals were considered. The Board acknowledged that under Mr. Williams’ leadership the company posted a profitable first quarter and a profitable second quarter shortly after Mr. Williams stepped down from the position of Chief Executive Officer, and that Mr. Williams’ performance helped make possible the company’s record 2012 annual net income. The Board also recognized Mr. Williams’ contributions towards managing the organization’s management turnover, including the successful transition of his role as Chief Executive Officer of the company, during the period between when he informed the company in January 2012 that he would step down as Chief Executive Officer and his departure. Mr. Williams did not receive the second installment of his 2011 long-term incentive award because he left the company before the payment date for the installment.

Susan McFarland, Executive Vice President and Chief Financial Officer. The Board determined that the individual performance-based portion of Ms. McFarland’s 2012 at-risk deferred salary would be $324,000, compared with a target of $432,000, and that the second installment of her 2011 long-term incentive award would be $181,150, compared with target of $254,246. In recommending and determining these amounts, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Ms. McFarland’s achievements and her leadership of the Finance organization in 2012. Ms. McFarland reconstituted and strengthened the Capital Working Group in 2012. In addition, Ms. McFarland oversaw the alignment of the company’s new accounting policies with Freddie Mac, as required by the 2012 conservatorship scorecard. Ms. McFarland also improved quarterly business reviews to provide increased understanding and transparency into business activities and performance, developed a plan to modernize the company’s financial reporting capabilities, and restructured the Finance organization’s shared services group to increase focus on critical capabilities. The Chief Executive Officer, the Compensation Committee and the Board of Directors also recognized there were opportunities to improve the company’s modeling and analytics and financial planning and analysis capabilities, both of which were identified early in 2012.
David Benson, Executive Vice President—Capital Markets, Securitization & Corporate Strategy. The Board determined that the individual performance-based portion of Mr. Benson’s 2012 at-risk deferred salary would be $378,000, which equals his target, and that the second installment of his 2011 long-term incentive award would be $465,000, compared with a target of $465,167. In recommending and determining these amounts, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Benson’s many achievements and his expanded leadership role in 2012. Under Mr. Benson’s leadership, the Capital Markets group successfully managed significant growth in volumes and profitability for Capital Markets products and services in 2012, as well as the company’s mortgage portfolio. He also successfully carried out a wide variety of new assignments in 2012. Mr. Benson successfully led the company’s teams working with FHFA and Freddie Mac on the 2012 conservatorship scorecard objectives to develop both (1) a plan for the design and implementation of a new securitization platform and (2) a plan for a new model pooling and servicing agreement to be used as part of the company’s trust documentation. Mr. Benson also assumed responsibility for, restructured and enhanced the company’s Enterprise Project Management office, which coordinates the strategic alignment, execution and administration of all major projects across the company, including the 2012 conservatorship scorecard items, corporate strategic initiatives and other significant projects. In addition, Mr. Benson oversaw the preparation of the company’s annual risk management plan to Treasury, which is a new requirement that was added to the company’s senior preferred stock purchase agreement with Treasury in August 2012, and delivered the plan within a short timeframe.
Terence Edwards, Executive Vice President—Credit Portfolio Management. The Board determined that the individual performance-based portion of Mr. Edwards’ 2012 at-risk deferred salary would be $378,000, which equals his target, and that the second installment of his 2011 long-term incentive award would be $465,000, compared with a target of $465,167. In recommending and determining these amounts, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Edwards’ many achievements and continued outstanding leadership of the credit portfolio management division in 2012. Mr. Edwards successfully led a number of the company’s 2012 conservatorship scorecard initiatives, including the REO pilot initiative, the servicing alignment initiative, and the enhancements of the company’s short sale, deeds-in-lieu and deeds-for-lease programs. In addition, under Mr. Edwards’ leadership of the credit portfolio management division in 2012, the company: reduced the number of its seriously delinquent single-family loans to below 600,000 as of December 31, 2012 from a peak of more than 1 million in 2010; reduced its single-family serious delinquency rate by 62 basis points during the year; and continued to improve its REO sales. Mr. Edwards also played an important role in negotiating the repurchase resolution with Bank of America. In addition, Mr. Edwards led the teams that: established the first servicing flow transfers with two major lenders; developed a new proposal for lender-placed insurance; and developed new modification programs to assist distressed borrowers.
John Nichols, Executive Vice President and Chief Risk Officer. The Board determined that the individual performance-based portion of Mr. Nichols’ 2012 at-risk deferred salary would be $276,923, which equals his target, and that the second installment of his 2011 long-term incentive award would be $187,069, compared with a target of $198,904. In recommending and determining these amounts, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Nichols’ many achievements in 2012 and his leadership of the Enterprise Risk Management organization. In 2012, Mr. Nichols worked with the Board’s Risk Policy & Capital Committee to draft and adopt a new enterprise risk framework. Mr. Nichols also oversaw the implementation of new credit risk limits across the company, as well as new counterparty standards and processes. Mr. Nichols also supervised the company’s negotiation of the repurchase resolution with Bank of America. In addition, Mr. Nichols focused on infrastructure, improving reporting, establishing policies, and the company’s operational risk program. Mr. Nichols also served as chair of the company’s Cultural Steering Group and vice chair of the Diversity Advisory Council.

Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation Committee’s independent compensation consultant is Frederic W. Cook & Co., Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan.
In 2012, McLagan advised management and the Compensation Committee on various compensation and human resources matters, including:

•	providing recommendations for adjustments to the company’s comparator group for consistency with Freddie Mac’s comparator group;

•	providing recommendations and feedback on the development of the company’s 2012 executive compensation program;

•	advising on market trends, competitive pay levels and various compensation proposals for new hires and promotions; and

•	providing actual and forecasted market compensation data for senior management positions, including the named executives’ positions.
In 2012, FW Cook advised the Compensation Committee and the Board on various executive compensation matters, including:

•	assisting the Compensation Committee in its discussions with FHFA on the company’s 2012 executive compensation program and communicating with FHFA on the Compensation Committee’s behalf;

•	advising the Compensation Committee on adjustments to the company’s comparator group for consistency with Freddie Mac’s comparator group;

•	reviewing McLagan’s analysis of market compensation data for select senior management positions;

•	reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;

•	reviewing the company’s risk assessment of its 2012 compensation program;

•
assisting the Compensation Committee in its evaluation of the company’s performance against the 2012 conservatorship scorecard and the 2012 corporate performance goals relating to the second installment of the 2011 long-term incentive award; and

•	informing the Compensation Committee of regulatory updates and market trends in compensation and benefits.
Compensation Consultant Independence Assessment
In December 2012, the Compensation Committee assessed the independence of FW Cook and McLagan. Based on its assessment, the Compensation Committee determined that FW Cook is independent from management and has no material conflicts of interest.
Because McLagan was retained by and provides services to management, it is not an independent adviser. In addition to the services McLagan performed for management that are described above, other potential conflicts identified include services performed by McLagan affiliates for management that are unrelated to executive compensation. No other potential conflicts of interest were identified with respect to McLagan.
Comparator Group and Role of Benchmark Data
Our Compensation Committee typically requests benchmark compensation data for our senior executives on an annual basis to assess the compensation of the company’s senior executives as compared to a group of similar firms. In 2012, FHFA requested that we and Freddie Mac consider using the same comparator group of companies for benchmarking executive compensation, in order to provide consistency in the market data used for compensation decisions. In response to this request, both we and Freddie Mac made adjustments to our respective comparator groups so that they would be consistent. In September 2012, the Compensation Committee revised our primary comparator group to consist of the following 17 companies:

•	Allstate Corporation	•	Fifth Third Bancorp	•	Prudential Financial, Inc.
•	Ally Financial Inc.	•	Freddie Mac	•	Regions Financial Corporation
•	American International Group Inc.	•	Hartford Financial Services Group, Inc.	•	State Street Corporation
•	Bank of New York Mellon Corporation	•	Metlife, Inc.	•	SunTrust Banks, Inc.
•	BB&T Corporation	•	Northern Trust Corporation	•	U.S. Bancorp
•	Capital One Financial Corporation	•	PNC Financial Services Group, Inc.
Finding comparable firms for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services firms. The only directly comparable firm to us is Freddie Mac. Factors relevant to the selection of this comparator group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, insurance company, finance lessor or government-sponsored enterprise) and their size (in terms of total revenues) relative to the size of Fannie Mae.
The Compensation Committee determined to continue the bifurcated approach to benchmarking senior executive positions that it adopted in 2011. Under this approach, while the comparator group noted above is the primary group of companies used for benchmarking senior management pay levels, for certain senior management roles that are more comparable in function and/or scope to roles at firms outside this comparator group, the company benchmarks pay levels against a broader group of companies. We believe this more comprehensive approach results in more relevant and better aligned market data.
In September 2012, the Compensation Committee determined that the current named executives’ compensation would be benchmarked as follows:

•
The compensation of our Chief Executive Officer (Mr. Mayopoulos), Chief Financial Officer (Ms. McFarland) and Executive Vice President—Capital Markets, Securitization & Corporate Strategy (Mr. Benson) would be benchmarked against our revised comparator group identified above;

•
The compensation of our Executive Vice President and Chief Risk Officer (Mr. Nichols) would be benchmarked against both the revised comparator group and a group of large banks consisting of Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co. and Wells Fargo & Company; and

•
The compensation of our Executive Vice President—Credit Portfolio Management (Mr. Edwards) would be benchmarked against the group of large banks previously described, multifamily specialty firms, Freddie Mac and Ally Financial Inc.

In October 2012, McLagan provided the Compensation Committee with updated benchmarking data for the current named executives following these instructions and the Compensation Committee discussed this data at its November 2012 meeting. In each case, the data compared the named executives’ total target direct compensation for 2012 under the 2012 executive compensation program (which excludes the second installment of the 2011 long-term incentive award they received in February 2013) with the market median of 2011 direct compensation for comparable positions in the applicable comparator group of companies based on McLagan’s proprietary database and as disclosed in the companies’ annual reports, proxy statements and SEC filings. The benchmarking took into account individual variations in job scope for one of the named executives (Mr. Benson). As shown in the table below, each current named executive’s total target direct compensation for 2012 under the 2012 executive compensation program was more than 30% below the market median.
The table below displays the current named executives’ total target direct compensation and total actual direct compensation for 2012 under the 2012 executive compensation program (which excludes the second installment of the 2011 long-term incentive award), in each case as compared to the market median of 2011 total direct compensation for the applicable comparator group of companies.

Named Executive	Target Direct Compensation % below Market Median	Actual Direct Compensation % below Market Median
Timothy Mayopoulos(1)	-71%	-72%
Susan McFarland	-32	-35
David Benson	-31	-31
Terence Edwards	-42	-43
John Nichols(2)	-34	-39
__________

(1)
Mr. Mayopoulos became our Chief Executive Officer in June 2012. Prior to becoming our Chief Executive Officer, he was Fannie Mae’s Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary. For purposes of this benchmarking, Mr. Mayopoulos’ 2012 total target direct compensation (which did not increase as a result of his promotion to Chief Executive Officer) was benchmarked against the compensation of Chief Executive Officers in the applicable comparator group of companies. Effective January 1, 2013, Mr. Mayopoulos’ total direct compensation consists solely of $600,000 in base salary, which is 94% below the market median of 2011 total direct compensation for Chief Executive Officers in the applicable comparator group.

(2)	Mr. Nichols’ total target direct compensation used for purposes of this comparison reflects his increased annual target direct compensation effective May 18, 2012 ($2,000,000).
Compensation Recoupment Policy
Beginning with compensation for the 2009 performance year, our executive officers’ compensation (other than executive officers serving on an interim basis) is subject to the following forfeiture and repayment provisions, also known as “clawback” provisions:

•
Materially Inaccurate Information. If an executive officer has been granted deferred salary (defined in the compensation recoupment policy as both the awards made under the deferred pay program established in 2009 and deferred salary under the executive compensation program established in 2012) or incentive payments (including long-term incentive awards) based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, he or she will forfeit or must repay amounts granted in excess of the amounts the Board of Directors determines would likely have been granted using accurate metrics.

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
Certain of the incentive-based or equity-based compensation for our Chief Executive Officer and Chief Financial Officer also may be subject to a requirement that they be reimbursed to the company in the event that Section 304 of the Sarbanes-Oxley Act of 2002 applies to that compensation.
The Compensation Committee plans to review our compensation recoupment policy and revise it as necessary to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act once rules implementing the Act’s clawback requirements have been finalized by the SEC.
Stock Ownership and Hedging Policies
In January 2009, our Board eliminated our stock ownership requirements. We ceased paying new stock-based compensation to our executives after entering into conservatorship in September 2008. All employees, including our named executives, are prohibited from transacting in derivative securities related to our securities, including options, puts and calls, other than pursuant to our stock-based benefit plans.
Tax Deductibility of our Compensation Expenses
Subject to certain exceptions, section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its Chief Executive Officer and certain other named executives, unless, among other things, the compensation is “performance-based,” as defined in section 162(m), and provided under a plan that has been approved by the shareholders. We have not adopted a policy requiring all compensation to be deductible under section 162(m). This approach allows us flexibility in light of the conservatorship. Deferred salary and long-term incentive awards received by the named executives do not qualify as performance-based compensation under section 162(m).
2013 Compensation Changes
CEO Compensation Changes
As described above under “Elements of 2012 Executive Compensation Program—Compensation Arrangements with our Chief Executive Officer,” effective January 1, 2013, Mr. Mayopoulos’ total direct compensation consists solely of $600,000 in base salary. He will not earn any deferred salary for 2013. He continues to be eligible to receive the deferred salary he earned for 2012 on the applicable payment dates in 2013, and he was paid the second installment of his 2011 long-term incentive award in February 2013. He also continues to be eligible to participate in the employee benefit programs made available to all Fannie Mae executives.
CFO Compensation Changes
Ms. McFarland has announced her retirement from the company. Mr. Benson will succeed Ms. McFarland as the company’s Chief Financial Officer, effective as of April 3, 2013. Ms. McFarland will remain employed by the company as a senior adviser for a transition period that will end no later than June 30, 2013.
In addition to his new responsibilities as Chief Financial Officer, Mr. Benson will retain responsibility for corporate strategy, treasury, balance sheet management and securitization. To reflect the increased scope of his new position, Mr. Benson’s target total direct annual compensation will increase to $3,000,000, comprised of three components: (1) annual base salary of $600,000; (2) annual fixed deferred salary of $1,500,000; and (3) target annual at-risk deferred salary of $900,000. The change in Mr. Benson’s compensation will be effective as of April 3, 2013 and his deferred salary for 2013 will be prorated to reflect the change in his compensation rate as of this date. FHFA has approved the terms of Fannie Mae’s new compensation arrangements with Mr. Benson.
Ms. McFarland will continue to earn compensation under her current compensation arrangement through the conclusion of her service as a senior adviser to the company. Under the terms of Ms. McFarland’s offer letter from the company, she is obligated to repay to the company the final $200,000 installment payment of her sign-on award if she chooses to leave the company prior to July 31, 2013. The Board has waived the requirement that Ms. McFarland repay this final installment payment, contingent upon Ms. McFarland’s execution of a release of claims in a form satisfactory to the company. FHFA has approved these arrangements.
Change to Fixed Deferred Salary Forfeiture Provisions
As described under “Elements of 2012 Executive Compensation Program—Direct Compensation,” under the 2012 executive compensation program as initially established by FHFA in March 2012, earned but unpaid fixed deferred salary for 2012 and subsequent performance years was subject to reduction if a named executive left the company prior to January 31, 2014. If the named executive left the company prior to this date, the amount of earned but unpaid fixed deferred salary received by the named executive would be reduced by 2% for each full or partial month by which the executive’s separation date preceded January 31, 2014. Under the original terms of the 2012 executive compensation program, the January 31, 2014 date by which a named executive’s deferred salary would be fully vested was applicable not only to 2012 fixed deferred salary but also to fixed deferred salary earned for 2013 and subsequent performance years.
On March 27, 2013, FHFA directed us to revise the 2012 executive compensation program so that, effective for 2013 and subsequent performance years, earned but unpaid fixed deferred salary will be reduced by 2% for each full or partial month by which the named executive’s separation date precedes January 31 of the second year following the performance year. Accordingly, for 2013 and each subsequent performance year, the vesting schedule for earned but unpaid fixed deferred salary will restart each year and earned but unpaid fixed deferred salary will not be fully vested until January 31 of the second year following the performance year. For example, the amount of earned but unpaid fixed 2013 deferred salary received by a named executive if he or she left the company (other than due to termination for cause) would be reduced by 2% for each full or partial month by which the executive’s separation date preceded January 31, 2015. FHFA made this change to the 2012 executive compensation program in order to maintain the retention feature of fixed deferred salary for 2013 and subsequent performance years.
2013 Performance Goals
As described under “2012 Executive Compensation Program—Elements of 2012 Executive Compensation Program—Direct Compensation,” half of the named executives’ at-risk deferred salary is subject to reduction based on corporate performance as determined by FHFA. The remaining half of at-risk deferred salary is subject to reduction based on individual performance as determined by the Board of Directors with FHFA’s approval.
On March 4, 2013, the Acting Director of FHFA released 2013 corporate performance goals and related targets for Fannie Mae and Freddie Mac, referred to as the 2013 conservatorship scorecard. The company’s performance against the 2013 conservatorship scorecard, as determined by FHFA with input from management and the Board of Directors, will determine the amount of the corporate-performance based component of the named executives’ 2013 at-risk deferred salary. See our Current Report on Form 8-K filed with the SEC on March 8, 2013 for a description of the 2013 conservatorship scorecard.
On March 28, 2013, our Board of Directors adopted the following additional performance goals for 2013, referred to as the 2013 Board of Directors goals. Performance against the 2013 Board of Directors goals will be a factor that the Board of Directors considers in determining the individual performance of the named executives for purposes of the individual performance-based component of the named executives’ 2013 at-risk deferred salary.

1.
Achieve key financial targets, including acquiring and managing a profitable, high-quality book of new business from 2009 forward. Metrics associated with this goal consist of generating projected returns in excess of our cost of capital on our 2013 single-family and multifamily acquisitions, managing our businesses within Board risk limits, and limiting our core administrative expenses for 2013.

2.
Serve the housing market by being a major source of liquidity, effectively managing our legacy book of business and assisting troubled borrowers. Metrics associated with this goal consist of reducing the number of our seriously delinquent single-family loans and meeting our obligations as program administrator of the Department of the Treasury’s Making Home Affordable Program.

3.
Improve the company’s risk, control and compliance environment. Most of the metrics associated with this goal seek to address various risk, control and compliance matters raised by FHFA or Internal Audit. Other metrics associated with this goal consist of accomplishing specified 2013 enterprise risk management goals and meeting the 2013 milestones relating to the implementation of two safety and soundness initiatives (a new loan accounting platform and a new data center).

4.
Improve the company’s capabilities, infrastructure and efficiency. Metrics associated with this goal consist of achieving specified 2013 investment plan goals (including maintenance projects), and developing and meeting the 2013 milestones of a human capital plan.

The Board expects these goals to be accomplished within the risk, control and compliance framework set forth in the third objective listed above.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Board of Directors of Fannie Mae has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Brenda J. Gaines, Chair Egbert L. J. Perry Jonathan Plutzik David H. Sidwell

COMPENSATION RISK ASSESSMENT
We conducted a risk assessment of our 2012 employee compensation policies and practices. In conducting this risk assessment, we reviewed, among other things, our compensation plans, pay profiles, performance goals and performance appraisal management process. We also assessed whether policies, procedures or other mitigating controls existed that would reduce the opportunity for excessive or inappropriate risk-taking within our compensation policies and practices.
Based on the results of our risk assessment, we concluded that our 2012 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Several factors contributed to our conclusion, including:

•
Payment of incentive compensation is based on the achievement of performance metrics that we have concluded do not encourage unnecessary or excessive risk-taking. Our mix of multiple performance metrics without undue emphasis on any one metric provides an appropriate balance of incentives.

•	Our extensive performance appraisal process is designed to ensure achievement of goals without encouraging executives or employees to take excessive risks.

•
FHFA, with input from the Compensation Committee and Board of Directors, has the discretion to determine or approve if scorecard goals have been achieved, the funding level for deferred salary and long-term incentive awards, and the amount of incentive compensation paid to individual executive officers.

•	Deferred salary and incentive compensation for our executive officers are subject to the terms of a clawback policy.

•	We have no pre-arranged severance arrangements for our executive officers that would guarantee additional compensation when an executive leaves.
Although we determined that our 2012 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company, we believe that we face an elevated risk of executive officer attrition due in part to the level of our senior executives’ compensation as compared to comparable firms. As described in “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” total target direct compensation for 2012 under the 2012 executive compensation program for each of our current named executives was more than 30% below the market median for comparable firms and, in the case of our Chief Executive Officer, was more than 70% below the market median. Other factors that increase our risk of executive officer attrition include our conservatorship status, the uncertainty of our future, and the heightened scrutiny of our actions by Congress and our regulators. See “Risk Factors” for a discussion of the risks associated with executive and employee retention.

COMPENSATION TABLES

Differences in 2012, 2011 and 2010 Compensation
As described above in “Compensation Discussion and Analysis,” FHFA instituted new compensation arrangements for our named executives in 2012. Under these new arrangements, FHFA:

•	reduced total target direct compensation for each named executive by 10% from 2011 levels, except for one named executive who received a pay increase in connection with a promotion;

•
eliminated long-term incentive awards as a component of the 2012 executive compensation program, so that the named executives’ direct compensation consists solely of base salary and deferred salary paid in cash; and

•	increased the amount of the named executives’ deferred salary as a result of the elimination of long-term incentive awards.
Although FHFA reduced total target direct compensation for most of our named executives under the 2012 executive compensation program, total compensation for our named executives reported for 2012 in the “Summary Compensation Table for 2012, 2011 and 2010” is generally higher than for 2011 because the named executives received the final installment of their 2011 long-term incentive award in February 2013, and this installment is required to be reported as 2012 compensation for purposes of the table. Although long-term incentive awards were eliminated as a component of the 2012 executive compensation program, the named executives were entitled to receive the final installment of their 2011 long-term incentive awards that were granted under our prior executive compensation program. This installment is required to be reported as 2012 compensation for purposes of the Summary Compensation Table because it was determined based on performance for both 2011 and 2012. Compensation reported in the Summary Compensation Table for 2013 will not include a long-term incentive award component.
In addition, as a result of the changes to the named executives’ compensation arrangements instituted in 2012, the amounts shown in the Summary Compensation Table in the “Fixed Deferred Salary (Service-Based)” sub-column and the “At-Risk Deferred Salary (Performance-Based)” sub-column are generally higher for 2012 than for 2011 and 2010, and the amounts shown in the “Long-Term Incentive Awards” sub-column are lower than for 2011.
Summary Compensation Table for 2012, 2011 and 2010
The following table shows summary compensation information for 2012, 2011 and 2010 for the named executives. For more information on the compensation reflected in this table, see the footnotes following the table and “Differences in 2012, 2011 and 2010 Compensation” above.

		Salary ($)			Non-Equity Incentive Plan Compensation ($)
Name and Principal Position	Year	Base Salary(1)	Fixed Deferred Salary (Service- Based)(2)	Bonus ($)(3)	At-Risk Deferred Salary (Performance- Based)(4)	Long-Term Incentive Awards(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Timothy Mayopoulos(8)	2012	500,000	1,358,500	—	776,588	521,538	—	80,000	3,236,626
President and Chief	2011	500,000	734,834	—	624,608	952,149	—	80,000	2,891,591
Executive Officer	2010	500,000	734,834	—	661,350	485,000	—	88,308	2,469,492
Michael Williams(9)	2012	560,769	1,063,385	—	911,250	—	2,491,883	9,142	5,036,429
President and Chief	2011	900,000	1,550,000	—	1,317,500	1,491,000	1,268,300	11,300	6,538,100
Executive Officer	2010	900,000	1,550,000	—	1,395,000	900,000	833,156	16,300	5,594,456
Susan McFarland(10)	2012	600,000	1,416,000	800,000	734,400	181,150	—	100,013	3,831,563
Executive Vice President	2011	288,462	766,667	900,000	651,667	218,906	—	94,391	2,920,093
and Chief Financial Officer
David Benson	2012	500,000	1,264,000	—	737,100	465,000	321,555	13,350	3,301,005
Executive Vice	2011	500,000	684,834	—	582,108	820,553	299,704	15,500	2,902,699
President—Capital	2010	500,000	684,834	—	616,350	440,000	218,844	22,250	2,482,278
Markets, Securitization &
Corporate Strategy
Terence Edwards	2012	500,000	1,264,000	—	737,100	465,000	—	80,000	3,046,100
Executive Vice	2011	500,000	684,834	—	582,108	854,744	—	80,000	2,701,686
President—Credit	2010	500,000	684,834	—	616,350	420,000	—	54,439	2,275,623
Portfolio Management
John Nichols(11)	2012	430,962	861,538	—	540,000	187,069	—	66,862	2,086,431
Executive Vice President
and Chief Risk Officer
__________

(1)
Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis. Amount of base salary for Mr. Williams includes $34,615 paid out upon termination of his employment for unused vacation days.

(2)
Amounts shown in this sub-column consist of the fixed, service-based portion of 2012, 2011 and 2010 deferred salary. As described in footnote 4 below, the remaining portion of 2012, 2011 and 2010 deferred salary is included in the “Non-Equity Incentive Plan Compensation” column because it is performance-based. Deferred salary for 2012 generally will be paid in four equal installments in March, June, September and December 2013. More information about 2012 deferred salary is presented in “Compensation Discussion and Analysis—2012 Executive Compensation Program—Elements of 2012 Executive Compensation Program—Direct Compensation.”

(3)	As described in footnote 10 below, amounts shown for 2012 and 2011 in this column consist of Ms. McFarland’s $1.7 million sign-on award, which was awarded in July 2011.

(4)
Amounts shown for 2012, 2011 and 2010 in this sub-column consist of the at-risk, performance-based portion of 2012, 2011 and 2010 deferred salary earned by each named executive. Half of 2012 at-risk deferred salary was subject to reduction based on corporate performance for the year and the remaining half was subject to reduction based on individual performance for the year. The table below provides more detail on the 2012 at-risk deferred salary awarded to each named executive:

	2012 Corporate Performance-Based At-Risk Deferred Salary		2012 Individual Performance-Based At-Risk Deferred Salary
Name	Amount	% of Target	Amount	% of Target
Timothy Mayopoulos	378,338	95%	398,250	100%
Michael Williams	443,942	95%	467,308	100%
Susan McFarland	410,400	95%	324,000	75%
David Benson	359,100	95%	378,000	100%
Terence Edwards	359,100	95%	378,000	100%
John Nichols	263,077	95%	276,923	100%
Because Mr. Williams left the company in July 2012, he was eligible to receive a maximum of $934,615 in 2012 at-risk deferred salary, which is the portion of his original $1,620,000 2012 at-risk deferred salary target that he earned prior to his departure from the company. The percentages in each of the “% of Target” columns for Mr. Williams in the table above reflect the percentage of the earned portion of his target. See footnote 9 below for additional information.
The amount of the performance-based portion of 2011 and 2010 deferred salary was based solely on corporate performance for the applicable year. The amount of 2011 deferred salary awarded to each applicable named executive represented 85% of the target amount of the performance-based portion of deferred salary. The amount of 2010 deferred salary awarded to each applicable named executive represented 90% of the target amount of the performance-based portion of deferred salary.

(5)
For all of the named executives except for Mr. Williams, amounts shown for 2012 in this sub-column consist of the second installment of the 2011 long-term incentive award, which was based on corporate and individual performance for both 2011 and 2012. The second installment of the 2011 long-term incentive award was determined in early 2013 and paid in February 2013. As described in footnote 9 below, Mr. Williams left the company in July 2012 and therefore he did not receive the second installment of his 2011 long-term incentive award.

For all of the applicable named executives except for Ms. McFarland, amounts shown for 2011 in this sub-column consist of both: (1) the first installment of the 2011 long-term incentive award, which was based on corporate and individual performance for 2011; and (2) the second installment of the 2010 long-term incentive award, which was based on corporate and individual performance for both 2010 and 2011. As described in footnote 10 below, Ms. McFarland joined the company in 2011 and therefore she did not receive a 2010 long-term incentive award. Accordingly, for Ms. McFarland, the amount shown for 2011 in this sub-column consists only of the first installment of her 2011 long-term incentive award, which was prorated based on her hire date.
The table below provides details on the amounts of each of these awards for each named executive other than Mr. Nichols (who was not a named executive in 2011):

Name	2011 Long-term Incentive Award (First Installment)	2010 Long-term Incentive Award (Second Installment)
Timothy Mayopoulos	$483,794	$468,355
Michael Williams	714,000	777,000
Susan McFarland	218,906	—
David Benson	410,276	410,277
Terence Edwards	439,582	415,162
Both the first installment of the 2011 long-term incentive award and the second installment of the 2010 long-term incentive award were paid in February 2012.
Amounts shown for 2010 in this sub-column consist solely of the first installment of the 2010 long-term incentive award, which was based on corporate and individual performance for 2010.

(6)
The reported amounts represent change in pension value. We calculated these amounts using the same assumptions we use for financial reporting under GAAP, using a discount rate of 4.15% as of December 31, 2012. None of our named executives received above-market or preferential earnings on nonqualified deferred compensation.

Mr. Williams left the company in July 2012 and began receiving retirement benefit payments in February 2013, based on a benefit commencement date of November 1, 2012, at age 55. Accordingly, for purposes of determining Mr. Williams’ change in pension value, we calculated Mr. Williams’ pension value as of December 31, 2012 based on his actual benefit commencing at age 55. If we had calculated Mr. Williams’ change in pension value assuming that he would remain in service until the normal retirement ages under the applicable pension plans, the increase in pension value reported in this column would have been $1,112,108. See “Pension Benefits” below for more information.

The discount rate used to determine pension value as of December 31, 2012 decreased by 80 basis points from the rate used as of December 31, 2011. Of the $2,491,883 increase in pension value reported for Mr. Williams, $1,379,775 was attributable to his election to begin receiving benefits at age 55 rather than at the normal retirement ages under the plans, $822,800 was attributable to changes in actuarial assumptions (primarily the reduction in the discount rate noted above), $267,400 was attributable to financing cost, and $21,908 was attributable to amounts earned through his 2012 service. Of the $321,555 increase in pension value reported for Mr. Benson, $181,900 was attributable to changes in actuarial assumptions (primarily the reduction in the discount rate noted above), $48,500 was attributable to financing cost, and $91,155 was attributable to amounts earned through his 2012 service.

(7)
The table below shows more information about the amounts reported for 2012 in the “All Other Compensation” column, which consist of (1) company contributions under our Retirement Savings Plan (401(k) Plan); (2) company credits to our Supplemental Retirement Savings Plan; (3) matching charitable contributions under our matching charitable gifts program; and (4) relocation benefits provided to our Chief Financial Officer.

Name	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Charitable Award Programs	Relocation Benefits
Timothy Mayopoulos	$20,000	$60,000	$—	$—
Michael Williams	5,192	—	3,950	—
Susan McFarland	20,000	51,077	250	28,686
David Benson	12,500	—	850	—
Terence Edwards	20,000	60,000	—	—
John Nichols	20,000	41,862	5,000	—

In accordance with SEC rules, amounts shown under “All Other Compensation” for 2012 do not include perquisites or personal benefits for a named executive that, in the aggregate, amount to less than $10,000.

See “Pension Benefits” for the vesting provisions for company contributions to the Retirement Savings Plan and “Nonqualified Deferred Compensation” for the vesting provisions for company credits to the Supplemental Retirement Savings Plan.

The amount shown in the “Relocation Benefits” column for Ms. McFarland consists of relocation benefits provided to her consisting of the reimbursement of costs associated with selling her home during 2012. These benefits were provided to Ms. McFarland as part of a relocation benefit of up to $100,000 that we agreed to provide to her in connection with her hire in July 2011. This benefit expired in July 2012 in accordance with its terms. We calculated the incremental cost of providing Ms. McFarland’s relocation benefits based on actual cost (that is, the total amount of expenses incurred by us in providing the benefits), excluding $41 in fees and interest paid to the relocation benefit administrator.

Amounts shown in the “Charitable Award Programs” column reflect gifts we made under our matching charitable gifts program, under which gifts made by our employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $5,000 for the 2012 calendar year.

(8)
Mr. Mayopoulos became our President and Chief Executive Officer on June 18, 2012. He previously served as Fannie Mae’s Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary from September 2010 through June 17, 2012, and as Fannie Mae’s Executive Vice President, General Counsel and Corporate Secretary from April 2009 to September 2010.

(9)
Mr. Williams was our President and Chief Executive Officer from April 2009 through June 17, 2012. He remained employed by the company as an adviser following his resignation as President and Chief Executive Officer from June 18, 2012 through July 31, 2012. Because Mr. Williams left the company in July 2012, he did not receive the third or fourth installments of his 2011 deferred salary (which total $1,433,750) because he was not employed by Fannie Mae on the respective payment dates for those installments. The amounts reported in this table as Mr. Williams’ 2011 compensation include the $1,433,750 in 2011 deferred salary that he forfeited due to his departure from the company.

Because of his departure from the company, Mr. Williams also did not receive the second installment of his 2011 long-term incentive award (which could have been up to $1,000,000) because he was not employed by Fannie Mae on the payment date for that installment. In addition, because of his departure from the company, Mr. Williams will receive only a portion of his target 2012 deferred salary (which was $2,880,000 in fixed deferred salary and $1,620,000 in at-risk deferred salary). Specifically, he will receive:

(1) $1,063,385 in 2012 fixed deferred salary, which is the portion of his 2012 fixed deferred salary that he earned from January 1, 2012 through July 31, 2012 ($1,661,538), reduced by 2% for each month by which his departure date preceded January 31, 2014; and (2) $911,250 in at-risk 2012 deferred salary, which is the portion of his at-risk 2012 deferred salary that he earned from January 1, 2012 through July 31, 2012 ($934,615), reduced by 2.5% from the adjusted target based on corporate and individual performance in 2012 (the corporate performance-based portion was paid at 95% of target and the individual performance-based portion was paid at 100% of target). The amounts reported as Mr. Williams’ 2012 compensation in this table exclude all forfeited amounts and represent amounts he actually received or will receive, rather than the original amounts awarded to him. Because he left the company in July 2012, Mr. Williams will receive his 2012 deferred salary in the following three installment amounts, rather than in four equal installments: $789,854 in March 2013, $921,496 in June 2013, and $263,285 in September 2013.

(10)
Ms. McFarland joined Fannie Mae as our Chief Financial Officer on July 11, 2011. Ms. McFarland will be resigning as our Chief Financial Officer effective April 3, 2013, but will remain employed by the company as a senior adviser for a transition period that will end no later than June 30, 2013. The amount of 2012 fixed deferred salary Ms. McFarland ultimately receives will be reduced based on the date she leaves the company (by 2% for each full or partial month by which her departure date precedes January 31, 2014).

Ms. McFarland was granted a $1.7 million sign-on award in 2011, which was paid as follows: $900,000 in July 2011, $600,000 in the first quarter of 2012, and $200,000 in July 2012. Each of these payments was subject to repayment if Ms. McFarland chose to leave Fannie Mae within one year after the payment; however, as described in “Compensation Discussion and Analysis—2013 Compensation Changes—CFO Compensation Changes,” the Board waived the requirement that Ms. McFarland repay the final $200,000 installment payment of her sign-on award, contingent upon Ms. McFarland’s execution of a release of claims.
Amounts shown for 2011 in the “Bonus” column for Ms. McFarland consist of the first installment of her sign-on award ($900,000) and amounts shown for 2012 in the “Bonus” column for Ms. McFarland consist of the second and third installments of her sign-on award (which total $800,000). Amounts shown for 2011 in the “Non-Equity Incentive Plan Compensation” column for Ms. McFarland consist of: (1) the first installment of her 2011 long-term incentive award, which was prorated based on her hire date ($218,906); and (2) the performance-based portion of her 2011 deferred salary, which was not prorated ($651,667). Because she joined the company in 2011, Ms. McFarland did not receive a 2010 long-term incentive award.

(11)
Effective May 18, 2012, Mr. Nichols’ annual base salary rate increased from $400,000 to $450,000, his fixed deferred salary increased from an annual rate of $720,000 to an annual rate of $950,000, and his at-risk deferred salary target increased from an annual target of $480,000 to an annual target of $600,000. Mr. Nichols’ total target direct compensation was increased in connection with his promotion to Chief Risk Officer in August 2011. Because of the increase in his deferred salary effective May 18, 2012, Mr. Nichols will receive his 2012 deferred salary in the following installment amounts, rather than in four equal installments: $297,000 in March 2013, $337,038 in June 2013, $383,750 in September 2013 and $383,750 in December 2013.

Grants of Plan-Based Awards in 2012
The following table shows the at-risk grants of deferred salary made to the named executives during 2012. The terms of 2012 deferred salary are described in “Compensation Discussion and Analysis—2012 Executive Compensation Program—Elements of 2012 Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the at-risk, performance-based portion of the named executives’ 2012 deferred salary.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award Type	Threshold ($)	Target ($)	Maximum ($)
Timothy Mayopoulos	At-risk deferred salary—Corporate	—	398,250	398,250
	At-risk deferred salary—Individual	—	398,250	398,250
	Total at-risk deferred salary	—	796,500	796,500
Michael Williams	At-risk deferred salary—Corporate	—	810,000	810,000
	At-risk deferred salary—Individual	—	810,000	810,000
	Total at-risk deferred salary	—	1,620,000	1,620,000
Susan McFarland	At-risk deferred salary—Corporate	—	432,000	432,000
	At-risk deferred salary—Individual	—	432,000	432,000
	Total at-risk deferred salary	—	864,000	864,000
David Benson	At-risk deferred salary—Corporate	—	378,000	378,000
	At-risk deferred salary—Individual	—	378,000	378,000
	Total at-risk deferred salary	—	756,000	756,000
Terence Edwards	At-risk deferred salary—Corporate	—	378,000	378,000
	At-risk deferred salary—Individual	—	378,000	378,000
	Total at-risk deferred salary	—	756,000	756,000
John Nichols	At-risk deferred salary—Corporate	—	276,923	276,923
	At-risk deferred salary—Individual	—	276,923	276,923
	Total at-risk deferred salary	—	553,846	553,846
__________

(1)
Amounts shown are the target amounts of the at-risk, performance-based portion of the named executives’ 2012 deferred salary. Half of 2012 at-risk deferred salary was subject to reduction based on corporate performance against the 2012 conservatorship scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2012, as determined by the Board of Directors with FHFA’s approval. No amounts are shown in the “Threshold” column because deferred salary does not specify a threshold payout amount. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2012 deferred salary is only subject to reduction; amounts higher than the target amount cannot be awarded. The actual amounts of the at-risk portion of 2012 deferred salary that will be paid to the named executives for 2012 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2012, 2011 and 2010” and explained in footnote 4 to that table.

Outstanding Equity Awards at 2012 Fiscal Year-End
The following table shows outstanding stock option awards held by the named executives as of December 31, 2012. As of December 31, 2012, the exercise prices of the outstanding options referenced in the table below were substantially higher than the market price of our common stock. The closing market price of our common stock on December 31, 2012 was $0.26 per share. As of December 31, 2012, there were no remaining unvested restricted stock awards.

Option Awards(2)
Name	Award Type(1)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Timothy Mayopoulos	N/A
Michael Williams	N/A
Susan McFarland	N/A
David Benson	O	1/21/2003	9,624	69.43	1/21/2013
	O	1/23/2004	12,223	78.32	1/23/2014
Terence Edwards	N/A
John Nichols	N/A
__________

(1)	O indicates stock options.

(2)
All awards of options listed in this table vested in four equal annual installments beginning on the first anniversary of the date of grant. Amounts reported in this table represent only the unexercised portions of option awards.

Option Exercises and Stock Vested in 2012
The following table shows information regarding vesting of restricted stock held by the named executives during 2012. We have calculated the value realized on vesting by multiplying the number of shares of stock by the fair market value (based on the average of the high and low prices) of our common stock on the vesting date. We have provided no information regarding stock option exercises because no named executives exercised stock options during 2012.

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Timothy Mayopoulos	—	—
Michael Williams	37,189	8,418
Susan McFarland	—	—
David Benson	5,986	1,355
Terence Edwards	—	—
John Nichols	—	—
Pension Benefits
Retirement Savings Plan
The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. Subject to IRS limits for 401(k) plans, we match in cash employee contributions up to 3% of base salary for employees who are grandfathered participants in our Retirement Plan and up to 6% of base salary and eligible incentive compensation (which for the applicable named executives includes the deferred salary element of our executive compensation program) for employees who are not grandfathered participants in our Retirement Plan. All non-grandfathered employees are 100% vested in our matching contributions. Grandfathered employees receive benefits under the 3% of base salary matching program and are fully vested in our matching contributions after five years of service. Messrs. Williams and Benson are grandfathered employees under our Retirement Plan and therefore receive benefits under the 3% matching program, while Ms. McFarland and Messrs. Mayopoulos, Edwards and Nichols are non-grandfathered employees and therefore receive benefits under the 6% matching program.
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

Defined Benefit Pension Plans
Retirement Plan. The Federal National Mortgage Association Retirement Plan for Employees Not Covered Under Civil Service Retirement Law, referred to as the “Retirement Plan,” is a tax-qualified defined benefit pension plan. Participation in the Retirement Plan has been frozen, and employees hired after December 31, 2007 and employees who did not satisfy the age and service requirements to be grandfathered participants under the Retirement Plan do not earn benefits under the Retirement Plan. Prior to 2007, participation in the Retirement Plan was generally available to employees. Participants are fully vested in the Retirement Plan when they complete five years of credited service. Messrs. Williams and Benson are the only named executives who participate in the Retirement Plan.
Under the Retirement Plan, normal retirement benefits are computed on a single life basis using a formula based on final average annual earnings (which consists of base salary) and years of credited service. For years of service after 1988, the pension formula is:

•	1 1/2% multiplied by final average annual earnings, plus

•	1/2% multiplied by final average annual earnings over Social Security-covered compensation multiplied by years of credited service.
A different formula applies for years of service after 35 years. Final average annual earnings are average annual earnings in the participant’s highest paid 36 consecutive calendar months during the participant’s last 120 calendar months of employment. Earnings are base salary. Provisions of the Internal Revenue Code of 1986, as amended, limit the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2012, the statutory compensation and benefit caps were $250,000 and $200,000, respectively. The normal form of benefit under the Retirement Plan is an annuity providing monthly payments for the life of the participant and a survivor annuity for the participant’s spouse, if applicable. The normal retirement age under the Retirement Plan is age 65; however, early retirement under the plan is generally available at age 55. For employees who retire before age 65, benefit payments are reduced by stated percentages for each year that they are younger than 65.
Mr. Williams is eligible for early retirement under the Retirement Plan, as well as under the Supplemental Pension Plan and the 2003 Supplemental Pension Plan described below, and has elected to receive benefit payments under these plans at age 55. Applying the factors in these plans, Mr. Williams’ benefit payments were reduced by 37% as a result of his election to start benefits at age 55. Payments to Mr. Williams under all three plans began in February 2013. See the “Pension Benefits for 2012” table below for more information.
Supplemental Pension Plan and 2003 Supplemental Pension Plan. The purpose of the Supplemental Pension Plan is to provide supplemental retirement benefits using the Retirement Plan formula to employees whose base salary exceeds the statutory compensation cap applicable to the Retirement Plan or whose benefit under the Retirement Plan is limited by the statutory benefit cap applicable to the Retirement Plan. The purpose of the Supplemental Pension Plan of 2003 (the “2003 Supplemental Pension Plan”) is to provide additional benefits based on eligible incentive compensation not taken into account under the Retirement Plan or the Supplemental Pension Plan. Eligible incentive compensation for executive officers includes deferred salary under our current executive compensation program and other types of incentive compensation paid in prior years under our prior executive compensation programs. For purposes of determining benefits under the 2003 Supplemental Pension Plan, the amount of an officer’s eligible incentive compensation taken into account is limited in the aggregate to 50% of the officer’s base salary. Benefits under these plans vest at the same time as benefits under the Retirement Plan, and benefits under these plans typically commence at the later of age 55 or separation from service. The normal retirement age under these plans is age 65; however, early retirement under the plans is generally available at age 55. For employees who retire before age 65, benefit payments are reduced by stated percentages for each year that they are younger than 65 in the same manner as under the Retirement Plan. Messrs. Williams and Benson are the only named executives who participate in the Supplemental Pension Plan and the 2003 Supplemental Pension Plan.
In general, officers who are eligible to participate in the Executive Pension Plan receive the greater of their Executive Pension Plan benefits or combined Supplemental Pension Plan and 2003 Supplemental Pension Plan benefits. However, for 2010 and 2011, Mr. Williams accrued benefits under the Supplemental Pension Plan and the 2003 Supplemental Pension Plan that will not be offset by his Executive Pension Plan benefit. In light of its decision to freeze Mr. Williams’ benefit under the Executive Pension Plan, the Board adopted this change for 2010 and 2011, with the approval of FHFA, to provide Mr. Williams a pension benefit for 2010 and 2011. The Board did not adopt this change for 2012.
Executive Pension Plan. The Executive Pension Plan was designed to supplement the benefits payable under the Retirement Plan. Mr. Williams is the only named executive with a benefit under the Executive Pension Plan, and his benefit under the plan was frozen as of December 31, 2009. Because the Executive Pension Plan is frozen, Mr. Williams’ compensation, years of service and Retirement Plan benefits earned for years after 2009 are not taken into account in determining his benefit under the Executive Pension Plan.
Executive Pension Plan benefits vested after ten years of participation in the plan, and Mr. Williams was 90% vested at the time the plan was frozen. Mr. Williams’ maximum potential annual pension benefit under the Executive Pension Plan, based on his status as 90% vested and a pension goal formula of 40%, was 36% of his average annual covered compensation earned for the years 2007, 2008 and 2009. Covered compensation is Mr. Williams’ average annual base salary, including deferred compensation, plus eligible incentive compensation. For this purpose, eligible incentive compensation is limited in the aggregate to 50% of Mr. Williams’ base salary, and consists of payments made in prior years under the Annual Incentive Plan and 2008 Retention Program. His payments under the Executive Pension Plan are reduced by his Retirement Plan benefit determined as of December 31, 2009.
The normal retirement age under the Executive Pension Plan is age 60; however, early retirement is available under the plan at age 55, with a reduction in the plan benefit of 2% for each year between the year in which benefit payments begin and the year in which the participant turns 60. The benefit payment for Mr. Williams is a monthly amount equal to 1/12th of his annual retirement benefit payable during the lives of Mr. Williams and his surviving spouse.
Mr. Williams is also eligible for early retirement under the Executive Pension Plan and elected to receive benefit payments under this plan at age 55. His benefit payments were reduced by 10% in accordance with the early retirement reduction provisions of the plan. Payments to Mr. Williams under this plan began in February 2013. See the “Pension Benefits for 2012” table below for more information.
The table below shows the years of credited service and the present value of accumulated benefits for each named executive under our defined benefit pension plans as of December 31, 2012.
Pension Benefits for 2012

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)
Timothy Mayopoulos	Not applicable
Michael Williams	Retirement Plan	22	965,975
	Supplemental Pension Plan(3)	22	778,316
	2003 Supplemental Pension Plan(3)	22	460,627
	Executive Pension Plan	9	5,659,896
Susan McFarland	Not applicable
David Benson	Retirement Plan	11	371,826
	Supplemental Pension Plan	11	421,900
	2003 Supplemental Pension Plan	11	416,348
Terence Edwards	Not applicable
John Nichols	Not applicable
__________

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

(2)
The present value of Mr. Benson’s benefits under the Retirement Plan, Supplemental Pension Plan and 2003 Supplemental Pension Plan assumes that he will remain in service until age 65, the normal retirement age under those plans. Mr. Williams left the company in July 2012 and began receiving retirement benefit payments in February 2013, based on a benefit commencement date of November 1, 2012, at age 55. Accordingly, the present value of Mr. Williams’ benefits under the Executive Pension Plan, Retirement Plan, Supplemental Pension Plan and 2003 Supplemental Pension Plan have been calculated based on his actual benefit commencing at age 55. If Mr. Williams had remained in service until age 60, the normal retirement age under the Executive Pension Plan, the present value of his accumulated benefit under that plan as of December 31, 2012 would have been $4,635,890. If Mr. Williams had remained in service until age 65, the normal retirement age under the Retirement Plan, the Supplemental Pension Plan and the 2003 Supplemental Pension Plan, the present value of his accumulated benefit under each of these plans as of December 31, 2012 would have been $810,110, $652,732 and $386,307, respectively. Even though the terms of the Executive Pension Plan, Retirement Plan, Supplemental Pension Plan and 2003 Supplemental Pension Plan provide for a reduction in benefit payments for those electing to receive benefits prior to the normal retirement age, the actuarial valuations of the present value of Mr. Williams’ benefits are higher for retirement at age 55 under these plans than for retirement at the normal retirement ages because the reductions in benefit payments specified in the plans do not fully offset the value of the additional years of benefits he will receive by electing to receive benefits earlier. The present values assume that benefits under these plans will be paid to Mr. Williams in the form of a monthly annuity for Mr. Williams’ life and that of Mr. Williams’ surviving spouse, reflecting Mr. Williams’ benefit election under the plans. The postretirement mortality assumption for both Mr. Benson and Mr. Williams is based on the IRS prescribed mortality table for 2013 funding purposes. Under the terms of the 2003 Supplemental Pension Plan, deferred salary for 2012 has been taken into account for the purpose of determining the present value of Mr. Benson’s accumulated benefit under the plan as of December 31, 2012. For additional information regarding the calculation of present value and the assumptions underlying these amounts, see “Note 12, Employee Retirement Benefits.”

(3)
The present value of accumulated benefit for Mr. Williams for the Supplemental Pension Plan and 2003 Supplemental Pension Plan shown in this table reflects only the amounts accrued under these plans in 2010 and 2011. Although Mr. Williams has 22 years of credited service under the Supplemental Pension Plan and 2003 Supplemental Pension Plan, as of December 31, 2012, his aggregate benefit under these plans for years prior to 2010 and for 2012 is offset by the benefit that he would receive upon his retirement under the Executive Pension Plan.

Nonqualified Deferred Compensation
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan for non-grandfathered employees. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose annual eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2012, the limit was $250,000). Ms. McFarland and Messrs. Mayopoulos, Edwards and Nichols are the named executives who participated in the Supplemental Retirement Savings Plan in 2012.
For 2012, we credited 8% of the eligible compensation for Ms. McFarland and Messrs. Mayopoulos, Edwards and Nichols that exceeded the IRS annual limit for 2012. Eligible compensation for Ms. McFarland and Messrs. Mayopoulos, Edwards and Nichols consists of base salary plus any eligible incentive compensation (which includes deferred salary) earned for that year, up to a combined maximum of two times base salary. The 8% credit consists of two parts: (1) a 2% credit that will vest after the participant has completed three years of service with us; and (2) a 6% credit that is immediately vested.
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
The table below provides information on the nonqualified deferred compensation of the named executives for 2012.
Nonqualified Deferred Compensation for 2012

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(3)
Timothy Mayopoulos
Supplemental Retirement Savings Plan	—	60,000	18,759	—	200,030
Michael Williams
2001 Special Stock Award(4)	—	—	46	(322)	—
Susan McFarland
Supplemental Retirement Savings Plan	—	51,077	2,349	—	56,936
David Benson	—	—	—	—	—
Terence Edwards
Supplemental Retirement Savings Plan	—	60,000	9,315	—	159,522
John Nichols
Supplemental Retirement Savings Plan	—	41,862	2,029	—	51,726
__________

(1)
All amounts reported in this column for Ms. McFarland and Messrs. Mayopoulos, Edwards and Nichols as company contributions in the last fiscal year pursuant to the Supplemental Retirement Savings Plan are also reported as 2012 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2012, 2011 and 2010.”

(2)
None of the earnings reported in this column are reported as 2012 compensation in the “Summary Compensation Table for 2012, 2011 and 2010” because the earnings are neither above-market nor preferential.

(3)
Amounts reported in this column for Mr. Mayopoulos include company contributions in 2011 and 2010 to the Supplemental Retirement Savings Plan of $60,400 and $48,708, respectively, that are also reported as 2011 and 2010 compensation, respectively, in the “All Other Compensation” column of the “Summary Compensation Table for 2012, 2011 and 2010.”

Amounts reported in this column for Ms. McFarland include company contributions in 2011 to the Supplemental Retirement Savings Plan of $3,477 that are also reported as 2011 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2012, 2011 and 2010.”
Amounts reported in this column for Mr. Edwards include company contributions in 2011 and 2010 to the Supplemental Retirement Savings Plan of $60,400 and $30,339, respectively, that are also reported as 2011 and 2010 compensation, respectively, in the “All Other Compensation” column of the “Summary Compensation Table for 2012, 2011 and 2010.”

(4)
The Board previously approved a special stock award to officers for 2001 performance. On January 15, 2002, Mr. Williams deferred until retirement 1,142 shares he received in connection with this award. Mr. Williams’ number of shares grew through the reinvestment of dividends prior to 2009 to 1,372.81 shares. On August 1, 2012, following his retirement, these shares were distributed to Mr. Williams, excluding a portion that were retained to cover tax obligations. Aggregate earnings on these shares reflect changes in stock price from January 1, 2012 to August 1, 2012. Aggregate withdrawals/distributions on these shares reflect the value of the shares on August 1, 2012.

Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that may have become payable to each of our named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2012, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits; however, under the 2012 executive compensation program, a named executive would be entitled to receive a specified portion of his or her earned but unpaid 2012 deferred salary if his or her employment was terminated for any reason, other than for cause. In addition, as described in more detail in “2013 Compensation Changes—CFO Compensation Changes,” the Board of Directors and FHFA have approved a change to the terms of Ms. McFarland’s sign-on award contingent upon her execution of a release of claims in a form satisfactory to the company.
Below we discuss various elements of the named executives’ compensation under our current executive compensation program and our prior executive compensation program that would or could have become payable in the event a named executive dies, resigns, retires, or his or her employment is terminated by the company without cause. We then quantify the amounts that would or could have been paid to our named executives in these circumstances, in each case as of December 31, 2012.

•
2012 Deferred Salary. Under the 2012 executive compensation program, if a named executive is separated from employment with the company for any reason other than termination for cause (including his or her death, resignation, retirement or the termination of his or her employment by the company without cause), he or she would receive:

◦	the earned but unpaid portion of his or her fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31, 2014; and

◦	the earned but unpaid portion of his or her at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable performance year.
The forfeiture provisions applicable to earned but unpaid fixed deferred salary have been modified for 2013 and subsequent performance years. See “2013 Compensation Changes—Change to Fixed Deferred Salary Forfeiture Provisions” for more information.
If a named executive’s employment is terminated by the company for cause, he or she would not receive any of the earned but unpaid portion of his or her 2012 deferred salary. Under the 2012 executive compensation program, the company may terminate an executive for cause if it determines that the executive has: (a) materially harmed the company by, in connection with his or her performance of his or her duties for the company, engaging in gross misconduct or performing his or her duties in a grossly negligent manner; or (b) been convicted of, or pleaded “no contest” with respect to, a felony.

•
2011 Deferred Salary and 2011 Long-Term Incentive Awards. The following describes the termination provisions that were applicable to deferred salary and long-term incentive awards awarded in 2011 pursuant to our prior executive compensation program. These provisions do not apply to deferred salary awarded in 2012 or subsequent years. As of the date of this filing, there are no remaining unpaid installments of 2011 deferred salary or 2011 long-term incentive awards. In general, an executive officer, including our named executives, was required to continue to be employed to receive payments of his or her 2011 deferred salary and 2011 long-term incentive award, and would forfeit any unpaid amounts upon termination of his or her employment. Exceptions to this general rule applied in the case of an executive officer’s death or retirement, and could have applied in the event an executive officer’s employment was terminated by Fannie Mae other than for cause, as follows:

◦
Death. Under our prior executive compensation program, in the event an executive officer’s employment was terminated due to his or her death, his or her estate would receive the remaining installment payments of deferred salary for the prior year, as well as a pro rata portion of deferred salary for the current year, based on time worked during the year. In addition, his or her estate would receive any remaining installment payment of a long-term incentive award for a completed performance year and a pro rata portion of a long-term incentive award for the current performance year, based on time worked during the year; provided that the executive officer was employed at least one complete calendar quarter during the current performance year.

◦
Retirement. Under our prior executive compensation program, if an executive officer retired from Fannie Mae at or after age 65 with at least 5 years of service, he or she would receive the remaining installment payments of deferred salary for the prior year. In addition, he or she would receive any remaining installment payment of a long-term incentive award for a completed performance year.

◦
Termination by Fannie Mae. Under our prior executive compensation program, if Fannie Mae terminated an executive officer’s employment other than for cause, the Board of Directors could determine, subject to the approval of FHFA in consultation with Treasury, that he or she may receive certain unpaid deferred salary or long-term incentive awards. The determination to pay amounts of unpaid deferred salary or long-term incentive awards was in the discretion of the Board of Directors and FHFA; under our prior executive compensation program, the named executives did not have any contractual right or right under the terms of the deferred salary plan or the long-term incentive plan to receive any unpaid deferred salary or long-term incentive awards in the event of a termination by Fannie Mae.

In each case, for any portion of a long-term incentive award or any performance-based portion of a deferred salary award that had not been finally determined, the award would have been adjusted based on performance relative to the applicable performance goals and could not exceed 100% of the target award. Under our prior executive compensation program, an executive officer was required to agree to the terms of a standard termination agreement with the company in order to receive these post-termination of employment payments.
Under both our new executive compensation program and our prior executive compensation program, installment payments of deferred salary will be made on the original payment schedule, rather than being provided in a lump sum.

•
Stock Compensation Plans. Under the Fannie Mae Stock Compensation Plan of 2003, stock options, restricted stock and restricted stock units held by our employees, including our named executives, fully vested upon the employee’s death, total disability or retirement. Under both the Fannie Mae Stock Compensation Plan of 2003 and the Fannie Mae Stock Compensation Plan of 1993, upon the occurrence of these events, or if an option holder leaves our employment after age 55 with at least 5 years of service, the option holder, or the holder’s estate in the case of death, can exercise any stock options until the initial expiration date of the stock option, which is generally 10 years after the date of grant. For these purposes, “retirement” generally means that the executive retires at or after age 60 with 5 years of service or age 65 (with no service requirement). As of December 31, 2012, there were no remaining unvested awards of stock options, restricted stock or restricted stock units.

•	Retiree Medical Benefits. We currently make certain retiree medical benefits available to our full-time employees who retire and meet certain age and service requirements.
The table below shows the amounts that would have become payable to each our current named executives if the named executive’s employment had terminated on December 31, 2012 as a result of either (1) his or her resignation, retirement or the termination of his or her employment by the company without cause, or (2) his or her death. If a named executive’s employment had been terminated by the company for cause, he or she would not receive any of these amounts. Because Mr. Williams left the company in July 2012, the amounts shown in the table below reflect the amounts he will receive based on his July 31, 2012 separation date, rather than the amounts he would have received if he had left the company on December 31, 2012.
Potential Payments Upon Termination as of December 31, 2012

Name	2012 Fixed Deferred Salary(1)	2012 At-Risk Deferred Salary(2)	Second Installment of 2011 Long-Term Incentive Award(3)	Total
Timothy Mayopoulos
Resignation, retirement or termination without cause	1,005,290	776,588	—	1,781,878
Death	1,005,290	776,588	521,538	2,303,416
Termination for cause	—	—	—	—
Michael Williams(4)
Resignation, retirement or termination without cause	1,063,385	911,250	—	1,974,635
Death	—	—	—	—
Termination for cause	—	—	—	—
Susan McFarland
Resignation, retirement or termination without cause	1,047,840	734,400	—	1,782,240
Death	1,047,840	734,400	181,150	1,963,390
Termination for cause	—	—	—	—
David Benson
Resignation, retirement or termination without cause	935,360	737,100	—	1,672,460
Death	935,360	737,100	465,000	2,137,460
Termination for cause	—	—	—	—
Terence Edwards
Resignation, retirement or termination without cause	935,360	737,100	—	1,672,460
Death	935,360	737,100	465,000	2,137,460
Termination for cause	—	—	—	—
John Nichols
Resignation, retirement or termination without cause	637,538	540,000	—	1,177,538
Death	637,538	540,000	187,069	1,364,607
Termination for cause	—	—	—	—
__________

(1)
Each named executive other than Mr. Williams would have received 74% of his or her 2012 fixed deferred salary, which is the earned but unpaid portion of his or her 2012 fixed deferred salary as of December 31, 2012, reduced by 2% for each full or partial month by which the named executive’s separation of employment preceded January 31, 2014. Mr. Williams left the company in July 2012, therefore he will receive 64% of his earned but unpaid 2012 fixed deferred salary (which is 37% of the total 2012 fixed deferred salary originally awarded to him).

(2)
Each named executive would have received all of his or her earned but unpaid 2012 at-risk deferred salary, as determined by FHFA and the Board in early 2013 (that is, his or her earned but unpaid 2012 at-risk deferred salary target, reduced by the amounts determined by FHFA and the Board in early 2013 as a result of corporate and individual performance). See the “At-Risk Deferred Salary (Performance-Based)” sub-column of the “Summary Compensation Table for 2012, 2011 and 2010” for the amount of 2012 at-risk deferred salary that was awarded to each named executive.

(3)
In the event of his or her death as of December 31, 2012, each named executive other than Mr. Williams would have received the second installment of his or her 2011 long-term incentive award, which was determined in early 2013 and paid in February 2013. Mr. Williams left the company in July 2012, therefore he forfeited the second installment of his 2011 long-term incentive award. None of the named executives would have received the second installment of his or her 2011 long-term incentive award if his or her employment had been terminated for any other reason as of December 31, 2012.

(4)
Mr. Williams left the company on July 31, 2012. As a result, the amounts shown in this table reflect the amounts he will receive based on his July 31, 2012 separation date, rather than the amounts he would have received if he had left the company on December 31, 2012.

Director Compensation
Our non-management directors receive cash compensation pursuant to a program authorized by FHFA in November 2008. This compensation for the directors is designed to be reasonable, appropriate and commensurate with the duties and responsibilities of their Board service.
The total 2012 compensation for our non-management directors is shown in the table below. Messrs. Mayopoulos and Williams, our only directors who also served as employees of Fannie Mae during 2012, were not entitled to receive any additional compensation for their service as directors.
2012 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total ($)
Dennis R. Beresford(2)	30,833	—	30,833
William Thomas Forrester	182,500	—	182,500
Brenda J. Gaines	180,000	—	180,000
Charlynn Goins	170,000	1,590	171,590
Frederick B. “Bart” Harvey III	160,000	—	160,000
Robert H. Herz	170,000	—	170,000
Philip A. Laskawy	290,000	—	290,000
Egbert L. J. Perry	160,000	—	160,000
Jonathan Plutzik	160,000	—	160,000
David H. Sidwell	175,000	—	175,000
__________

(1)
“All Other Compensation” consists only of gifts we made or will make under our matching charitable gifts program. Our matching charitable gifts program is discussed in greater detail following this table.

(2)	Mr. Beresford was a member of the Board of Directors through February 29, 2012.
Compensation Arrangements for our Non-Management Directors
Our non-management directors receive a retainer at an annual rate of $160,000, with no meeting fees. Committee chairs and Audit Committee members receive an additional retainer at an annual rate of $25,000 for the Audit Committee chair, $15,000 for the Risk Policy & Capital Committee chair and $10,000 for all other committee chairs and each member of the Audit Committee. In recognition of the substantial amount of time and effort necessary to fulfill the duties of non-executive Chairman of the Board, the annual retainer for our non-executive Chairman, Mr. Laskawy, is $290,000. Our directors receive no equity compensation.
Additional Arrangements with our Non-Management Directors
Matching Charitable Gifts Program. To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. Under this program, gifts made by employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $5,000 for the 2012 calendar year. Effective January 1, 2013, the aggregate total amount that may be matched by the company under this program in a calendar year has been reduced to $2,500.
Stock Ownership Guidelines for Directors. In January 2009, our Board eliminated our stock ownership requirements for directors and for senior officers. We ceased paying stock-based compensation after entering into conservatorship in September 2008.
Other Expenses. We also pay for or reimburse directors for out-of-pocket expenses incurred in connection with their service on the Board, including travel to and from our meetings, accommodations, meals and training.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under our existing equity compensation plans. At this time, we are prohibited from issuing new stock without the prior written consent of Treasury under the terms of the senior preferred stock purchase agreement, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement.
Equity Compensation Plan Information

	As of December 31, 2012
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column) (#)
Equity compensation plans approved by stockholders	2,440,071	(1)	$71.72	(2)	41,248,352	(3)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Total	2,440,071		$71.72		41,248,352
__________

(1)
This amount includes outstanding stock options and shares issuable upon the payout of deferred stock balances. Outstanding awards, options and rights include grants under the Fannie Mae Stock Compensation Plan of 1993, the Stock Compensation Plan of 2003 and the payout of shares deferred upon the settlement of awards made under a prior plan.

(2)	The weighted average exercise price is calculated for the outstanding options and does not take into account deferred shares.

(3)
This number of shares consists of 11,960,258 shares available under the 1985 Employee Stock Purchase Plan and 29,288,094 shares available under the Stock Compensation Plan of 2003 that may be issued as restricted stock, stock bonuses, stock options or in settlement of restricted stock units, performance share program awards, stock appreciation rights or other stock-based awards. No more than 1,433,784 of the shares issuable under the Stock Compensation Plan of 2003 may be issued as restricted stock or restricted stock units vesting in full in fewer than three years, performance shares with a performance period of less than one year or bonus shares subject to similar vesting provisions or performance periods. Under the terms of our senior preferred stock purchase agreement with Treasury, we may not sell or issue any equity securities without the prior written consent of Treasury, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement.

Beneficial Ownership
The following table shows the beneficial ownership of our common stock by each of our current directors and the named executives, and all current directors and executive officers as a group, as of March 15, 2013. As of that date, no director or named executive, nor all directors and current executive officers as a group, owned as much as 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership(1)
Name and Position	Common Stock Beneficially Owned Excluding Stock Options	Stock Options Exercisable or Other Shares Obtainable Within 60 Days of March 15, 2013(2)	Total Common Stock Beneficially Owned
David C. Benson(3)	14,966	12,223	27,189
Executive Vice President—Capital Markets, Securitization & Corporate Strategy
Terence W. Edwards	0	0	0
Executive Vice President—Credit Portfolio Management
William Thomas Forrester	0	0	0
Director
Brenda J. Gaines	487	0	487
Director
Charlynn Goins	0	0	0
Director
Frederick B. Harvey, III	0	0	0
Director
Robert H. Herz	0	0	0
Director
Philip A. Laskawy	0	0	0
Chairman of the Board
Timothy J. Mayopoulos	0	0	0
President and Chief Executive Officer
Susan R. McFarland	0	0	0
Executive Vice President and Chief Financial Officer
John R. Nichols	0	0	0
Executive Vice President and Chief Risk Officer
Egbert L. J. Perry	0	0	0
Director
Jonathan Plutzik	0	0	0
Director
David H. Sidwell	0	0	0
Director
Michael J. Williams(4)	240,513	0	240,513
Former President and Chief Executive Officer
All directors and current executive officers as a group (19 persons)	72,669	43,029	115,698
__________

(1)
Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Except to the extent otherwise indicated, each holder has sole investment and voting power over the shares referenced in this table. Holders of stock options have no investment or voting power over the shares issuable upon the exercise of the options until the options are exercised.

(2)	These shares are issuable upon the exercise of outstanding stock options.

(3)	Mr. Benson’s shares include 6,010 shares with respect to which he shares voting and investment power with his spouse.

(4)
Mr. Williams resigned as President and Chief Executive Officer effective in June 2012. Mr. Williams’ shares include 41,539 shares held jointly with his spouse, 40,771 shares held solely by his spouse and 700 shares held by his daughter.

The following table shows the beneficial ownership of our common stock by each holder of more than 5% of our common stock as of March 15, 2013.

5% Holders	Common Stock Beneficially Owned	Percent of Class
Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW., Room 3000 Washington, DC 20220
__________

(1)
In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of April 2, 2013, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

POLICIES AND PROCEDURES RELATING TO TRANSACTIONS WITH RELATED PERSONS
We review transactions in which Fannie Mae is a participant and in which any of our directors or executive officers or their immediate family members has an interest to determine whether any of those persons has a material interest in the transaction. Our current written policies and procedures for the review, approval or ratification of transactions with related persons that are required to be reported under Item 404(a) of Regulation S-K are set forth in our:

•	Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors;

•	Nominating & Corporate Governance Committee Charter;

•	Board of Directors’ delegation of authorities and reservation of powers;

•	Code of Conduct for employees; and

•	Conflict of Interest Policy and Conflict of Interest Procedure for employees.
In addition, depending on the circumstances, relationships and transactions with related persons may require approval of the conservator pursuant to the instructions issued to the Board of Directors by the conservator on November 15, 2012 or may require the approval of Treasury pursuant to the senior preferred stock purchase agreement.
Our Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors prohibits our directors from engaging in any conduct or activity that is inconsistent with our best interests, as defined by the conservator’s express directions, its policies and applicable federal law. The Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors requires each of our directors to excuse himself or herself from voting on any issue before the Board that could result in a conflict, self-dealing or other circumstance where the director’s position as a director would be detrimental to us or result in a noncompetitive, favored or unfair advantage to either the director or the director’s associates. In addition, our directors must disclose to the Chair of the Nominating & Corporate Governance Committee, or another member of the committee, any situation that involves or appears to involve a conflict of interest. This includes, for example, any financial interest of a director, an immediate family member of a director or a business associate of a director in any transaction being considered by the Board, as well as any financial interest a director may have in an organization doing business with us. Each of our directors also must annually certify compliance with the Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors.
The Nominating & Corporate Governance Committee Charter and our Board’s delegation of authorities and reservation of powers require the Nominating & Corporate Governance Committee to approve any transaction that Fannie Mae engages in with any director, nominee for director or executive officer, or any immediate family member of a director, nominee for director or executive officer, that is required to be disclosed pursuant to Item 404 of Regulation S-K. In addition, the Board’s delegation of authorities and reservation of powers requires the Board and the conservator to approve any action that in the reasonable business judgment of management at the time the action is taken is likely to cause significant reputational risk to the company or result in substantial negative publicity. Depending on management’s business judgment, this requirement might include a related party transaction.
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

Our Conflict of Interest Policy and Conflict of Interest Procedure for employees requires that our executive officers report to the Compliance & Ethics division any existing or currently proposed transaction with us, whether or not in the ordinary course of business, in which the executive officer or any immediate family member of the executive officer has a direct or indirect interest. Our Conflict of Interest Procedure for employees provides that the Compliance & Ethics division will refer any such report to the Legal department for review to determine whether the Nominating & Corporate Governance Committee or FHFA is required to review and approve the transaction pursuant to the Nominating & Corporate Governance Committee Charter and/or the Board’s delegation of authorities and reservation of powers.
We are required by the conservator to obtain its approval for various matters, some of which may involve relationships or transactions with related persons. These matters include actions involving the senior preferred stock purchase agreement, the creation of any subsidiary or affiliate, any substantial non-ordinary course transaction with a subsidiary or affiliate, the compensation or benefits of directors and officers at the senior vice president level and above and other executives FHFA may designate, and actions that in the reasonable business judgment of management at the time that the action is to be taken are likely to cause significant reputational risk or result in substantial negative publicity. The senior preferred stock purchase agreement requires us to obtain written Treasury approval of transactions with affiliates unless, among other things, the transaction is upon terms no less favorable to us than would be obtained in a comparable arm’s-length transaction with a non-affiliate or the transaction is undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence at the time the senior preferred stock purchase agreement was entered into.
We also require our directors and executive officers, not less than annually, to describe to us any situation involving a transaction with us in which a director or executive officer could potentially have a personal interest that would require disclosure under Item 404 of Regulation S-K.

TRANSACTIONS WITH RELATED PERSONS
Transactions with Treasury
Treasury beneficially owns more than 5% of the outstanding shares of our common stock by virtue of the warrant we issued to Treasury on September 7, 2008. The warrant entitles Treasury to purchase shares of our common stock equal to 79.9% of our outstanding common stock on a fully diluted basis on the date of exercise, for an exercise price of $0.00001 per share, and is exercisable in whole or in part at any time on or before September 7, 2028. We describe below our current agreements with Treasury, as well as payments we are making to Treasury pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011.
FHFA, as conservator, approved the senior preferred stock purchase agreement and the amendments to the agreement, our role as program administrator for the Home Affordable Modification Program and other initiatives under the Making Home Affordable Program, and the housing finance agency transactions described below.
Treasury Senior Preferred Stock Purchase Agreement
We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008. Under the senior preferred stock purchase agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement was subsequently amended on September 26, 2008, May 6, 2009, December 24, 2009 and August 17, 2012. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for a description of the terms of the senior preferred stock purchase agreement, the senior preferred stock and the warrant, including the revisions to the agreement and the senior preferred stock set forth in the August 2012 amendment to the agreement.
As of December 31, 2012, we had received an aggregate of $116.1 billion from Treasury under the senior preferred stock purchase agreement, and the remaining amount of funding available to us under the agreement was $117.6 billion. Through December 31, 2012, we had paid an aggregate of $31.4 billion to Treasury in dividends on the senior preferred stock. Our dividend payment on the senior preferred stock for the first quarter of 2013 was $4.2 billion.
Treasury Making Home Affordable Program
In February 2009, the Obama Administration announced its Homeowner Affordability and Stability Plan, a plan to provide stability and affordability to the U.S. housing market. Pursuant to this plan, in March 2009, the Administration announced the details of its Making Home Affordable Program, a program intended to provide assistance to homeowners and prevent foreclosures. One of the primary initiatives under the Making Home Affordable Program is the Home Affordable

Modification Program, or HAMP, which is aimed at helping borrowers whose loan is either currently delinquent or at imminent risk of default by modifying their mortgage loan to make their monthly payments more affordable. In addition to our participation in the Administration’s initiatives under the Making Home Affordable Program, Treasury engaged us to serve as program administrator for loans modified under HAMP and other initiatives under the Making Home Affordable Program pursuant to the financial agency agreement between Treasury and us, dated February 18, 2009. Our principal activities as program administrator include:

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

•	helping servicers implement the program; and

•	performing other tasks as directed by Treasury from time to time.
In January 2012, the Administration announced an extension of HAMP for an additional year through December 31, 2013. The Acting Director of FHFA has directed us to continue modifying loans under HAMP in accordance with the program’s extended guidelines, and our role as program administrator has been extended accordingly.
Under our arrangement with Treasury, Treasury has agreed to compensate us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We expect to receive an aggregate of approximately $269 million from Treasury for our work as program administrator from 2009 through 2012, as well as receive from Treasury an additional amount of approximately $62 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. We expect to continue to receive reimbursements from Treasury for our work as program administrator for HAMP and other initiatives under the Making Home Affordable Program in 2013 and future years through the completion of our role as program administrator.
Treasury Housing Finance Agency Initiative
On October 19, 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac that established terms under which we, Freddie Mac and Treasury would provide assistance to state and local housing finance agencies (“HFAs”) so that the HFAs could continue to meet their mission of providing affordable financing for both single-family and multifamily housing. Pursuant to this HFA initiative, we, Freddie Mac and Treasury have provided assistance to the HFAs through two primary programs: a temporary credit and liquidity facilities (“TCLF”) program, which was intended to improve the HFAs’ access to liquidity for outstanding HFA bonds, and a new issue bond (“NIB”) program, which was intended to support new lending by the HFAs. We entered into various agreements in November and December 2009 to implement these HFA assistance programs, including several to which Treasury is a party. Pursuant to the TCLF program, Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs, which facilities create a credit and liquidity backstop for the HFAs. Pursuant to the NIB program, Treasury has purchased new securities issued and guaranteed by us and Freddie Mac, which are backed by new housing bonds issued by the HFAs.
In November 2011, we entered into an Omnibus Consent to HFA Initiative Program Modifications with Treasury, Freddie Mac and FHFA pursuant to which the parties agreed to specified modifications to the HFA initiative programs, including a three-year extension of the expiration date for the TCLFs from December 2012 to December 2015, and a one-year extension of the expiration date for release of escrowed funds for the NIB program from December 31, 2011 to December 31, 2012. Six HFAs participated in the extension of the TCLF program. Prior to the extension of these HFAs’ TLCFs, each HFA agreed to a plan with Treasury, Fannie Mae and Freddie Mac that included a summary of the methods the HFA will use to reduce TCLF exposure in the future.
The total amount originally established by Treasury for the TCLF program and the NIB program was $23.4 billion: an aggregate of $8.2 billion for the TCLF program (of which $7.7 billion consisted of principal and approximately $500 million consisted of accrued interest) and an aggregate of $15.2 billion for the NIB program (of which $12.4 billion related to single-family bonds and $2.8 billion related to multifamily bonds). The amounts outstanding under these programs have been reduced since the programs were established and will continue to be reduced over time as liquidity facilities under the TCLF program are replaced by the HFAs and as principal payments are received on the mortgage loans financed by the NIB program. As of December 31, 2012, the total amount outstanding for both Fannie Mae and Freddie Mac under the TCLF program was $3.2 billion (of which $3.0 billion consisted of principal and $189 million consisted of accrued interest) and the total unpaid principal amount outstanding for both Fannie Mae and Freddie Mac under the NIB program was $12.3 billion.
We and Freddie Mac administer these programs on a coordinated basis. We issued temporary credit and liquidity facilities and securities backed by HFA bonds on a 50-50 pro rata basis with Freddie Mac under these programs. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of total original principal on a combined program-wide basis, and thereafter we and Freddie Mac each will bear the losses of principal that are attributable to our own portion of the temporary credit and liquidity facilities and the securities that we have issued. Treasury will bear all losses of unpaid interest under the two programs. Accordingly, as of December 31, 2012, Fannie Mae’s maximum potential risk of loss under these programs, assuming a 100% loss of principal, was $3.6 billion. As of December 31, 2012, there had been no losses of principal or interest under the TCLF program or the NIB program.
Temporary Payroll Tax Cut Continuation Act of 2011
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. FHFA and Treasury have advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. As of December 31, 2012, we had paid $104 million to Treasury for our obligations through September 30, 2012 under the TCCA, and our liability to Treasury for TCCA-related guaranty fees for the fourth quarter of 2012 was $134 million.
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
PHH Mortgage Corporation (“PHH”), a subsidiary of PHH Corporation, is a single-family seller-servicer customer of Fannie Mae. We regularly enter into transactions with PHH in the ordinary course of this business relationship. In 2012, PHH delivered $21.4 billion in mortgage loans to us, which included the delivery of loans for direct payment and the delivery of pools of mortgage loans in exchange for Fannie Mae MBS. We acquired most of these mortgage loans pursuant to our early funding programs. This represented approximately 2.6% of our single-family business volume in 2012 and made PHH our sixth-largest single-family customer. In addition, as of December 31, 2012, PHH serviced $80.0 billion of single-family mortgage loans either owned directly by Fannie Mae or backing Fannie Mae MBS, which represented approximately 2.9% of our single-family servicing book, making PHH our sixth-largest servicer. PHH also entered into transactions with us to purchase or sell $4.4 billion in agency mortgage-related securities in 2012. As a single-family seller-servicer customer, PHH also pays us fees for its use of certain Fannie Mae technology, enters into risk-sharing arrangements with us, and provides us with collateral to secure some of its obligations. PHH renewed its delivery commitment to us in April 2012 for a 12-month term and in March 2013 extended its delivery commitment for an additional month to May 2013.
In November 2012, we renewed our committed purchase facility with PHH, pursuant to which PHH may have, at any given time during the term of the facility, up to $1.0 billion in outstanding early funding transactions with us. The renewal of the committed purchase facility was effective December 2012 and is for a 12-month term. This agreement is in addition to our existing uncommitted transaction limits with PHH under our early funding programs. We have also provided PHH with an early reimbursement facility to fund certain of PHH’s servicing advances, which was renewed in June 2012 for a 12-month term. The maximum amount outstanding under this early reimbursement facility during 2012 was $80 million. PHH is also a participating lender in our HomePath® Mortgage financing initiative relating to our REO properties.
We believe that Fannie Mae is one of PHH’s largest business partners and that transactions with Fannie Mae are material to PHH’s business. According to PHH Corporation’s annual report on Form 10-K for the year ended December 31, 2012, 85% of its mortgage loan sales during 2012 were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae, and it is highly dependent on programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.
Pursuant to a separation agreement with PHH Corporation, Mr. Edwards was entitled to receive additional compensation from PHH Corporation for his prior services to the company. Some of this additional compensation was dependent on the performance of PHH Corporation. According to Forms 8-K filed by PHH Corporation on August 5, 2009 and September 16, 2009, Mr. Edwards’ separation agreement with PHH Corporation provided that he would receive the following additional compensation from PHH Corporation: (a) an amount equal to his base salary for a 24-month period beginning on PHH Corporation’s first regular pay date after March 11, 2010; (b) annual cash bonuses for calendar years 2009, 2010 and 2011 in an amount equal to the bonus he would have received based on actual performance of the company (except that the 2011 bonus will be prorated to reflect the actual number of months covered by the severance period in 2011), which bonuses will be paid to Mr. Edwards at the same time bonuses are payable to corporate employees, but no later than March 15 after the end of the applicable performance year; and (c) a cash transition payment of $50,000 on PHH Corporation’s first regular pay date after March 11, 2010. In addition, the outstanding options and restricted stock units that were previously awarded to him continued to vest following his departure from the company and, on the last day of the severance period, all remaining unvested options and restricted stock units became fully vested, except for specified restricted stock units which vested only to the extent that performance goals were satisfied. As of March 2012, Mr. Edwards had received all remaining compensation due to him from PHH Corporation for his prior services to the company, and was no longer entitled to any additional compensation from PHH Corporation. In addition, as of September 2012, Mr. Edwards no longer owned any stock options, restricted stock units or other equity securities of PHH Corporation.
Our policies and procedures for the review and approval of related party transactions described above under “Policies and Procedures Relating to Transactions with Related Persons” did not require the review, approval or ratification of the above-described transactions with PHH. Our Nominating & Corporate Governance Committee Charter and our Board’s delegation of authorities did not require the Nominating & Corporate Governance Committee to review and approve these transactions because Fannie Mae did not engage in any such transactions directly with Mr. Edwards; however, the Nominating & Corporate Governance Committee has reviewed this relationship. As required under our Conflict of Interest Policy and Conflict of Interest Procedure for employees in effect at the time Mr. Edwards commenced his employment with us, Mr. Edwards reported his ongoing financial interest in PHH Corporation at the time of his employment and requested review and approval of the conflict. Our Chief Executive Officer reviewed and approved of the conflict, and to address the conflict required that Mr. Edwards be recused from all matters relating to PHH. Because Mr. Edwards no longer had any remaining financial interests in PHH as of September 2012, the requirement that he be recused from PHH matters was removed in December 2012.
Transactions involving The Integral Group LLC
Egbert L.J. Perry, who joined our Board in December 2008, is the Chairman, Chief Executive Officer and controlling shareholder of The Integral Group LLC, referred to as Integral. Over the past eleven years, our Multifamily (formerly, Housing and Community Development) business has invested indirectly in certain limited partnerships or limited liability companies that are controlled and managed by entities affiliated with Integral, in the capacity of general partner or managing member, as the case may be. These limited partnerships or limited liability companies are referred to as the Integral Property Partnerships. The Integral Property Partnerships own and manage LIHTC properties. We also hold multifamily mortgage loans made to borrowing entities sponsored by Integral. We believe that Mr. Perry has no material direct or indirect interest in these transactions, and therefore disclosure of these transactions in this report is not required pursuant to Item 404 of Regulation S-K. In addition, as described in “Director Independence—Our Board of Directors” below, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.
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

DIRECTOR INDEPENDENCE
Our Board of Directors, with the assistance of the Nominating & Corporate Governance Committee, has reviewed the independence of all current Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board, as set forth in our Corporate Governance Guidelines and outlined below. It is the policy of our Board of Directors that a substantial majority of our seated directors will be independent in accordance with these standards. Our Board is currently structured so that all but one of our directors, our Chief Executive Officer, is independent. Based on its review, the Board has determined that all of our non-employee directors meet the director independence requirements set forth in FHFA’s corporate governance regulations and in our Corporate Governance Guidelines.

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

•
A director will not be considered independent if the director or the director’s spouse is an executive officer, employee, director or trustee of a nonprofit organization to which we make or have made contributions within the preceding three years that, in a single year, were in excess of 5% of the organization’s consolidated gross annual revenues, or $120,000, whichever is less (amounts matched under our Matching Gifts Program are not included in the contributions calculated for purposes of this standard). The Nominating & Corporate Governance Committee also will receive periodic reports regarding charitable contributions to organizations otherwise associated with a director or any spouse of a director.

After considering all the facts and circumstances, our Board may determine in its judgment that a director is independent (in other words, the director has no relationship with us that would interfere with the director’s independent judgment), even though the director does not meet the standards listed above, so long as the determination of independence is consistent with the NYSE definition of “independence.” Where the standards above do not address a particular relationship, the determination of whether the relationship is material, and whether a director is independent, will be made by our Board, based upon the recommendation of the Nominating & Corporate Governance Committee.
Our Board of Directors
Our Board of Directors, with the assistance of the Nominating & Corporate Governance Committee, has reviewed the independence of all current Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board contained in our Corporate Governance Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our non-employee directors meet the director independence standards of our Guidelines and the NYSE, and that each of the following nine directors is independent: Philip A. Laskawy, William Thomas Forrester, Brenda J. Gaines, Charlynn Goins, Frederick B. Harvey III, Robert H. Herz, Egbert L. J. Perry, Jonathan Plutzik and David H. Sidwell.
In determining the independence of each of these Board members, the Board of Directors considered the following relationships in addition to those addressed by the standards contained in our Guidelines as set forth above:

•
Certain of these Board members serve as directors or advisory Board members of other companies that engage in business with Fannie Mae. In each of these cases, the Board members are only directors or advisory Board members of these other companies. In addition, in most instances, the payments made by or to Fannie Mae pursuant to these relationships during the past five years fell below our Guidelines’ thresholds of materiality for a Board member that is a current executive officer, employee, controlling shareholder or partner of a company engaged in business with Fannie Mae. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
One of these Board members serves as a trustee for a charitable organization that has received fees from Fannie Mae. The amount of these fees fell substantially below our Guidelines’ thresholds of materiality for a Board member who is a current trustee or board member of a charitable organization that receives donations from Fannie Mae. In light of this fact, the Board of Directors has concluded that this relationship with the charitable organization is not material to the independence of this Board member.

•
Certain of these Board members serve as directors of other companies that hold Fannie Mae fixed income securities or control entities that direct investments in such securities. It is not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed income securities as all payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. Each director has confirmed that the transactions by these other companies in Fannie Mae fixed income securities are entered into in the ordinary course of business of these companies and are not entered into at the direction of, or upon approval by, him in his capacity as a director of these companies. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
Two of these Board members and an immediate family member of another Board member serve as directors and an employee, respectively, of companies that have been sued by FHFA, as conservator to Fannie Mae and Freddie Mac, for violations of laws in the sale of residential private-label mortgage-backed securities to Fannie Mae and Freddie Mac. The Board of Directors has concluded that these relationships were not material to the independence of these Board members.

•
Mr. Perry is an executive officer and majority shareholder of The Integral Group LLC, which has had multiple indirect business relationships with Fannie Mae during the past five years. These business relationships include the following:

•
Since 2006, Fannie Mae has held six multifamily mortgage loans made to six borrowing entities sponsored by Integral. In each case, Integral participates in the borrowing entity as a general partner of the limited partnership, or as a managing member of the limited liability company, as the case may be, and holds a 0.01% economic interest in such entity. The aggregate unpaid principal balance of these loans as of December 31, 2012 constituted approximately 6% of Integral’s total debt outstanding. The borrowing entities have made interest payments on these loans. The total amount of these interest payments did not exceed $1 million in any of the last five years.

•
Fannie Mae has invested as a limited partner or member in certain LIHTC funds that in turn have invested as a limited partner or member in various Integral Property Partnerships, which are lower-tier project partnerships or limited liability companies that own LIHTC properties. Integral participates indirectly as a member or the general partner of the Integral Property Partnerships (each a “Project General Partner”). The Integral Property Partnerships construct, develop and manage housing projects, a portion of which includes affordable housing units. Each Project General Partner and its affiliates earn certain fees each year in connection with those project activities, and such fees are paid from income generated by the project (other than certain developer fees paid from development sources). Fannie Mae’s indirect investments in the Integral Property Partnerships, through the LIHTC funds, have not resulted in any direct payments by Fannie Mae to any Project General Partner or its affiliates, including Integral. Fannie Mae’s indirect equity investment in the Integral Property Partnerships as of December 31, 2012 constituted less than 4% of the total capitalization and approximately 11% of the total equity in all of the Integral Property Partnerships.
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
Mr. Mayopoulos is not considered an independent director under the Guidelines because of his position as Chief Executive Officer.
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
Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2012 and 2011. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the PCAOB and federal securities laws administered by the SEC.

The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP in 2012 and 2011, including fees for the 2012 and 2011 audits.

	For the Year Ended December 31,
Description of Fees	2012	2011
Audit fees	$39,246,000	$34,400,000
Audit-related fees(1)	2,090,000	1,850,000
Tax fees	37,000	25,000
All other fees(2)	2,360,000	65,000
Total fees	$43,733,000	$36,340,000
__________

(1)	Consists of fees billed for attest-related services on debt offerings, securitization transactions and compliance with our covenants of the Senior Preferred Stock Purchase Agreement.

(2)	Consists of fees billed for analysis and assessment of the finance organization and human capital continuity planning.
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
In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2012 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chairman, Mr. Forrester, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche outside of the scope of the integrated audit must be approved by the Conservator.
In 2012, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.
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

Federal National Mortgage Association

/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer
Date: April 2, 2013

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Mayopoulos and Susan R. McFarland, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip A. Laskawy	Chairman of the Board of Directors	April 2, 2013
Philip A. Laskawy

/s/ Timothy J. Mayopoulos	President and Chief Executive Officer	April 2, 2013
Timothy J. Mayopoulos	and Director

/s/ Susan R. McFarland	Executive Vice President and	April 2, 2013
Susan R. McFarland	Chief Financial Officer

/s/ Gregory A. Fink	Senior Vice President and Controller	April 2, 2013
Gregory A. Fink

/s/ William Thomas Forrester	Director	April 2, 2013
William Thomas Forrester

Signature	Title	Date
/s/ Brenda J. Gaines	Director	April 2, 2013
Brenda J. Gaines

/s/ Charlynn Goins	Director	April 2, 2013
Charlynn Goins

/s/ Frederick B. Harvey III	Director	April 2, 2013
Frederick B. Harvey III

/s/ Robert H. Herz	Director	April 2, 2013
Robert H. Herz

/s/ Egbert L. J. Perry	Director	April 2, 2013
Egbert L. J. Perry

/s/ Jonathan Plutzik	Director	April 2, 2013
Jonathan Plutzik

/s/ David H. Sidwell	Director	April 2, 2013
David H. Sidwell

INDEX TO EXHIBITS

Item	Description
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
4.17
Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, amended and restated as of September 27, 2012 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10‑Q, filed November 7, 2012.)

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

4.22
Third Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of August 17, 2012, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed August 17, 2012.)

10.1
Repayment Provisions for SEC Executive Officers, amended and restated as of March 8, 2012† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 9, 2012.)

10.2	Compensation Repayment Provisions† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed December 24, 2009.)
10.3
Long-Term Incentive Plan, effective December 16, 2009† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.4	Deferred Pay Plan, effective December 16, 2009† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
10.5
Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.6	Federal National Mortgage Association Supplemental Pension Plan, as amended on November 20, 2007†
10.7	Amendment to Fannie Mae Supplemental Pension Plan for Internal Revenue Code Section 409A, effective January 1, 2009†
10.8
Amendment to Fannie Mae Supplemental Pension Plan, executed December 22, 2008† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.9	Fannie Mae Supplemental Pension Plan of 2003, as amended on November 20, 2007†
10.10	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, effective January 1, 2009†
10.11
Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.21 to Fannie Mae's Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.12	Amendment to Fannie Mae Supplemental Pension Plan of 2003, effective May 14, 2010† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 5, 2010.)
10.13
Amendment to Fannie Mae Supplemental Pension Plan of 2003 for 2012 Executive Compensation Program, adopted May 18, 2012† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2012.)

10.14
Executive Pension Plan of the Federal National Mortgage Association as amended and restated† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

10.15	Amendment, effective March 1, 2007, to the Executive Pension Plan of the Federal National Mortgage Association, as amended and restated†
10.16	Amendment to Fannie Mae Executive Pension Plan, effective November 20, 2007†
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

10.19
Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective January 1, 2010† (Incorporated by reference to Exhibit 10.22 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 24, 2011.)

Item	Description
10.20	Fannie Mae Annual Incentive Plan, as amended December 10, 2007†
10.21	Fannie Mae Stock Compensation Plan of 2003, as amended through December 14, 2007†
10.22
Amendment to Fannie Mae Stock Compensation Plan of 2003, as amended, for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.28 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.23	Fannie Mae Stock Compensation Plan of 1993† (Incorporated by reference to Exhibit 10.26 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)
10.24	2009 Amendment to Fannie Mae Stock Compensation Plans of 1993 and 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed November 5, 2009.)
10.25
Fannie Mae Procedures for Deferral and Diversification of Awards, as amended effective December 10, 2007† (Incorporated by reference to Exhibit 10.30 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.26	Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
10.27
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective October 8, 2008† (Incorporated by reference to Exhibit 10.32 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.28	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective May 14, 2010† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 5, 2010.)
10.29
Amendment to Fannie Mae Supplemental Retirement Savings plan for 2012 Executive Compensation Program, adopted May 18, 2012† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2012.)

10.30
Form of Nonqualified Stock Option Grant Award Document† (Incorporated by reference to Exhibit 10.33 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.31	Form of Restricted Stock Award Document† (Incorporated by reference to Exhibit 10.33 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)
10.32	Form of Restricted Stock Units Award Document adopted January 23, 2008†
10.33	Form of Restricted Stock Units Award Document† (Incorporated by reference to Exhibit 10.35 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)
10.34
Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)

10.35
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)

10.36
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

10.37
Third Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of August 17, 2012, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed August 17, 2012.)

10.38
Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and OFHEO (Incorporated by reference to Exhibit 10.39 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

10.39
Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

Item	Description
10.40
Letter Agreement between Timothy J. Mayopoulos and Fannie Mae, effective as of June 18, 2012† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed June 5, 2012.)

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

10.43
Termination Agreement and General Release, effective as of February 28, 2012, by and between David C. Hisey and Fannie Mae† (Incorporated by reference to Exhibit 10.43 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 9, 2012.)

12.1	Statement re: computation of ratio of earnings to fixed charges
12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends and issuance cost at redemption
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Labels*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

†	This Exhibit is a management contract or compensatory plan or arrangement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and changes in equity (deficit) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities (in conservatorship) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company is currently under the control of its conservator and regulator, the Federal Housing Finance Agency (“FHFA”). Further, the Company directly and indirectly received substantial support from various agencies of the United States Government, including the United States Department of Treasury and FHFA. The Company is dependent upon continued support of the United States Government, various United States Government agencies and the Company’s conservator and regulator, FHFA.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2013 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP
Washington, DC
April 2, 2013

FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$21,117	$17,539
Restricted cash (includes $61,976 and $45,900, respectively, related to consolidated trusts)	67,919	50,797
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,500	46,000
Investments in securities:
Trading, at fair value	40,695	74,198
Available-for-sale, at fair value (includes $935 and $1,191, respectively, related to consolidated trusts)	63,181	77,582
Total investments in securities	103,876	151,780
Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $72 and $66, respectively, related to consolidated trusts)	464	311
Loans held for investment, at amortized cost:
Of Fannie Mae	355,544	380,134
Of consolidated trusts (includes $10,800 and $3,611 respectively, at fair value and loans pledged as collateral that may be sold or repledged of $943 and $798, respectively)	2,652,193	2,590,332
Total loans held for investment	3,007,737	2,970,466
Allowance for loan losses	(58,795)	(72,156)
Total loans held for investment, net of allowance	2,948,942	2,898,310
Total mortgage loans	2,949,406	2,898,621
Accrued interest receivable, net (includes $7,567 and $8,466, respectively, related to consolidated trusts)	9,176	10,000
Acquired property, net	10,489	11,373
Other assets (includes cash pledged as collateral of $1,222 and $1,109, respectively)	27,939	25,374
Total assets	$3,222,422	$3,211,484
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $8,645 and $9,302, respectively, related to consolidated trusts)	$11,303	$12,648
Debt:
Of Fannie Mae (includes $793 and $838, respectively, at fair value)	615,864	732,444
Of consolidated trusts (includes $11,647 and $3,939, respectively, at fair value)	2,573,653	2,457,428
Other liabilities (includes $1,059 and $629, respectively, related to consolidated trusts)	14,378	13,535
Total liabilities	3,215,198	3,216,055
Commitments and contingencies (Note 18)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	112,578
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, 1,158,077,970 and 1,157,767,400 shares outstanding, respectively	687	687
Accumulated deficit	(122,766)	(128,381)
Accumulated other comprehensive income (loss)	384	(1,235)
Treasury stock, at cost, 150,684,733 and 150,995,303 shares, respectively	(7,401)	(7,403)
Total Fannie Mae stockholders’ equity (deficit)	7,183	(4,624)
Noncontrolling interest	41	53
Total equity (deficit)	7,224	(4,571)
Total liabilities and equity (deficit)	$3,222,422	$3,211,484

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Interest income:
Trading securities	$989	$1,087	$1,251
Available-for-sale securities	3,299	3,277	5,290
Mortgage loans (includes $110,451, $123,633, and $132,591, respectively, related to consolidated trusts)	124,706	138,462	147,583
Other	196	117	146
Total interest income	129,190	142,943	154,270
Interest expense:
Short-term debt	152	310	631
Long-term debt (includes $95,612, $108,641, and $118,373, respectively, related to consolidated trusts)	107,537	123,352	137,230
Total interest expense	107,689	123,662	137,861
Net interest income	21,501	19,281	16,409
Benefit (provision) for credit losses	852	(26,718)	(24,896)
Net interest income (loss) after benefit (provision) for credit losses	22,353	(7,437)	(8,487)
Investment gains, net	487	506	346
Other-than-temporary impairments	(311)	(614)	(694)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(402)	306	(28)
Net other-than-temporary impairments	(713)	(308)	(722)
Fair value losses, net	(2,977)	(6,621)	(511)
Debt extinguishment losses, net	(244)	(232)	(568)
Fee and other income	1,487	1,163	1,084
Non-interest loss	(1,960)	(5,492)	(371)
Administrative expenses:
Salaries and employee benefits	1,195	1,236	1,277
Professional services	766	736	942
Occupancy expenses	188	179	170
Other administrative expenses	218	219	208
Total administrative expenses	2,367	2,370	2,597
Foreclosed property (income) expense	(254)	780	1,718
Other expenses	1,060	866	927
Total expenses	3,173	4,016	5,242
Income (loss) before federal income taxes	17,220	(16,945)	(14,100)
Benefit for federal income taxes	—	90	82
Net income (loss)	17,220	(16,855)	(14,018)
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	1,735	622	3,504
Other	(116)	(175)	(60)
Total other comprehensive income	1,619	447	3,444
Total comprehensive income (loss)	18,839	(16,408)	(10,574)
Less: Comprehensive loss attributable to noncontrolling interest	4	—	4
Total comprehensive income (loss) attributable to Fannie Mae	$18,843	$(16,408)	$(10,570)
Net income (loss)	$17,220	$(16,855)	$(14,018)
Less: Net loss attributable to noncontrolling interest	4	—	4
Net income (loss) attributable to Fannie Mae	$17,224	$(16,855)	$(14,014)
Preferred stock dividends	(11,603)	(9,614)	(7,704)
Undistributed earnings available for distribution to senior preferred stockholder	(4,224)	—	—
Net income (loss) attributable to common stockholders (Note 11)	$1,397	$(26,469)	$(21,718)
Earnings (loss) per share:
Basic	$0.24	$(4.61)	$(3.81)
Diluted	0.24	(4.61)	(3.81)
Weighted-average common shares outstanding:
Basic	5,762	5,737	5,694
Diluted	5,893	5,737	5,694

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net income (loss)	$17,220	$(16,855)	$(14,018)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(2,335)	(369)	126
(Benefit) provision for credit losses	(852)	26,718	24,896
Valuation gains	(1,345)	(408)	(1,289)
(Gains) losses from partnership investments	(119)	(82)	74
Current and deferred federal income taxes	10	1,044	258
Purchases of loans held for sale	(603)	(737)	(81)
Proceeds from repayments and sales of loans held for sale	177	68	88
Net change in trading securities, excluding non-cash transfers	31,972	(17,048)	(23,612)
Payments for foreclosed property expenses	(5,722)	(5,394)	(5,658)
Other, net	(1,402)	(2,175)	(8,179)
Net cash provided by (used in) operating activities	37,001	(15,238)	(27,395)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(3,216)	(2,951)	(8,547)
Proceeds from maturities and paydowns of trading securities held for investment	3,508	2,591	2,638
Proceeds from sales of trading securities held for investment	3,861	1,526	21,556
Purchases of available-for-sale securities	(34)	(192)	(413)
Proceeds from maturities and paydowns of available-for-sale securities	12,636	13,552	17,102
Proceeds from sales of available-for-sale securities	1,306	3,192	7,867
Purchases of loans held for investment	(210,488)	(78,099)	(86,724)
Proceeds from repayments of loans held for investment of Fannie Mae	31,322	25,190	20,715
Proceeds from repayments of loans held for investment of consolidated trusts	797,331	544,145	574,740
Net change in restricted cash	(17,122)	12,881	(15,025)
Advances to lenders	(144,064)	(70,914)	(74,130)
Proceeds from disposition of acquired property and preforeclosure sales	38,685	47,248	39,682
Net change in federal funds sold and securities purchased under agreements to resell or similar agreements	13,500	(34,249)	41,471
Other, net	468	468	(753)
Net cash provided by investing activities	527,693	464,388	540,179
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	736,065	766,598	1,155,993
Payments to redeem debt of Fannie Mae	(854,111)	(815,838)	(1,146,363)
Proceeds from issuance of debt of consolidated trusts	396,513	233,516	276,575
Payments to redeem debt of consolidated trusts	(832,537)	(647,695)	(808,502)
Payments of cash dividends on senior preferred stock to Treasury	(11,608)	(9,613)	(7,706)
Proceeds from senior preferred stock purchase agreement with Treasury	4,571	23,978	27,700
Other, net	(9)	146	4
Net cash used in financing activities	(561,116)	(448,908)	(502,299)
Net increase in cash and cash equivalents	3,578	242	10,485
Cash and cash equivalents at beginning of period	17,539	17,297	6,812
Cash and cash equivalents at end of period	$21,117	$17,539	$17,297
Cash paid during the period for:
Interest	$119,259	$128,806	$140,651
Non-cash activities:
Net mortgage loans acquired by assuming debt	$537,862	$448,437	$484,699
Net transfers from (to) mortgage loans of Fannie Mae to (from) mortgage loans of consolidated trusts	165,272	33,859	(121,852)
Transfers from advances to lenders to loans held for investment of consolidated trusts	133,554	69,223	68,385
Net transfers from mortgage loans to acquired property	46,981	56,517	66,081

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non Controlling Interest	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of January 1, 2010	1	580	1,113	$60,900	$20,348	$664	$2,083	$(83,531)	$(5,126)	$(7,398)	$77	$(11,983)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	9	9
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,014)	—	—	(4)	(14,018)
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $1,644)	—	—	—	—	—	—	—	—	3,054	—	—	3,054
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $253)	—	—	—	—	—	—	—	—	469	—	—	469
Reclassification adjustment for gains included in net loss (net of tax of $10)	—	—	—	—	—	—	—	—	(19)	—	—	(19)
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	1	—	—	1
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(61)	—	—	(61)
Total comprehensive loss												(10,574)
Senior preferred stock dividends	—	—	—	—	—	—	(2,265)	(5,441)	—	—	—	(7,706)
Increase to senior preferred liquidation preference	—	—	—	27,700	—	—	—	—	—	—	—	27,700
Conversion of convertible preferred stock into common stock	—	(3)	5	—	(144)	3	141	—	—	—	—	—
Other	—	—	1	—	—	—	41	—	—	(4)	—	37
Balance as of December 31, 2010	1	577	1,119	88,600	20,204	667	—	(102,986)	(1,682)	(7,402)	82	(2,517)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(29)	(29)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(16,855)	—	—	—	(16,855)
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $250)	—	—	—	—	—	—	—	—	465	—	—	465
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $99)	—	—	—	—	—	—	—	—	209	—	—	209
Reclassification adjustment for gains included in net loss (net of tax of $28)	—	—	—	—	—	—	—	—	(52)	—	—	(52)
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(175)	—	—	(175)
Total comprehensive loss												(16,408)
Senior preferred stock dividends	—	—	—	—	—	—	(1,072)	(8,541)	—	—	—	(9,613)
Increase to senior preferred liquidation preference	—	—	—	23,978	—	—	—	—	—	—	—	23,978
Conversion of convertible preferred stock into common stock	—	(21)	39	—	(1,074)	20	1,054	—	—	—	—	—
Other	—	—	—	—	—	—	18	1	—	(1)	—	18
Balance as of December 31, 2011	1	556	1,158	112,578	19,130	687	—	(128,381)	(1,235)	(7,403)	53	(4,571)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(8)	(8)
Comprehensive income:
Net income	—	—	—	—	—	—	—	17,224	—	—	(4)	17,220
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $702)	—	—	—	—	—	—	—	—	1,289	—	—	1,289
Reclassification adjustment for other-than-temporary impairments recognized in net income (net of tax of $250)	—	—	—	—	—	—	—	—	463	—	—	463
Reclassification adjustment for gains included in net income (net of tax of $9)	—	—	—	—	—	—	—	—	(17)	—	—	(17)
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(116)	—	—	(116)
Total comprehensive income												18,839
Senior preferred stock dividends	—	—	—	—	—	—	1	(11,609)	—	—	—	(11,608)
Increase to senior preferred liquidation preference	—	—	—	4,571	—	—	—	—	—	—	—	4,571
Other	—	—	—	—	—	—	(1)	—	—	2	—	1
Balance as of December 31, 2012	1	556	1,158	$117,149	$19,130	$687	$—	$(122,766)	$384	$(7,401)	$41	$7,224
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
The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of Fannie Mae. As of April 2, 2013, FHFA has not exercised this power.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Senior Preferred Stock and Warrant Issued to Treasury
Senior Preferred Stock
On September 7, 2008, we, through FHFA in its capacity as conservator, entered into a senior preferred stock purchase agreement with Treasury. This agreement was amended on September 26, 2008, May 6, 2009, December 24, 2009 and August 17, 2012.
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
In 2009, the maximum amount of Treasury’s funding commitment to us under the senior preferred stock purchase agreement was increased pursuant to an amendment to the agreement. The amendment provided that the $200 billion maximum amount of the commitment from Treasury would increase as necessary to accommodate any net worth deficiencies attributable to periods during 2010, 2011 and 2012. The amendment further provided that to the extent we had a positive net worth as of December 31, 2012, the maximum amount of funding available to us after 2012 would depend on the size of that positive net worth relative to our cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, as follows:

•
If our positive net worth as of December 31, 2012 was less than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, then the amount of available funding would have been $124.8 billion less our positive net worth as of December 31, 2012.

•
If our positive net worth as of December 31, 2012 was greater than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, then the amount of available funding would have been $124.8 billion less the cumulative draws attributable to periods during 2010, 2011 and 2012.

Because our $7.2 billion positive net worth as of December 31, 2012 was less than our $40.9 billion in cumulative draws attributable to periods during 2010, 2011 and 2012, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion.
The aggregate liquidation preference of the senior preferred stock was $117.1 billion as of December 31, 2012. This number represents the $116.1 billion we have drawn from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2012 and the $1.0 billion initial aggregate liquidation preference of the senior preferred stock.
We were scheduled to begin paying a quarterly commitment fee to Treasury under the senior preferred stock purchase agreement beginning on March 31, 2011; however, Treasury waived the quarterly commitment fee for each quarter of 2012 and 2011.
In August 2012, we, through FHFA acting on our behalf in its capacity as conservator, entered into an amendment to the senior preferred stock purchase agreement with Treasury. The revisions to the senior preferred stock purchase agreement in the amendment included, among other things, the following:

•
Dividends. The method for calculating the amount of dividends we are required to pay Treasury on the senior preferred stock changed as of January 1, 2013. The method for calculating the amount of dividends payable on the senior preferred stock in effect prior to this amendment, which remained in effect through December 31, 2012, was to apply an annual dividend rate of 10% to the aggregate liquidation preference of the senior preferred stock. Effective January 1, 2013, when, as and if declared by our Board of Directors, the amount of dividends payable on the senior preferred stock for a dividend period will be determined based on our net worth as of the end of the immediately preceding fiscal quarter. For each dividend period from January 1, 2013 through and including

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. If our net worth does not exceed the applicable capital reserve amount as of the end of a fiscal quarter, then no dividend amount will accrue or be payable for the applicable dividend period. The applicable capital reserve amount will be $3.0 billion for 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period thereafter, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

•
Periodic Commitment Fee. Effective January 1, 2013, the periodic commitment fee provided for under the agreement is suspended, as long as the dividend payment provisions described above remain in effect.

This amendment to the senior preferred stock purchase agreement was not accounted for as an extinguishment of the existing senior preferred stock purchase agreement. As a result, we did not recognize a gain or loss upon modification of the senior preferred stock purchase agreement. Consistent with our accounting policy, dividends on the modified senior preferred stock will continue to be accrued upon declaration, which occurs each quarter when FHFA directs us to pay the quarterly dividend to Treasury.
Warrant Issued to Treasury
On September 7, 2008, we issued a warrant to Treasury giving it the right to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date Treasury exercises the warrant. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted loss per share. The weighted-average shares of common stock outstanding for 2012, 2011 and 2010, included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
Impact of U.S. Government Support
We continue to rely on support from Treasury to eliminate any net worth deficits we may experience in the future, which would prevent our being placed into receivership. Based on consideration of all the relevant conditions and events affecting our operations, including our reliance on the U.S. government, we continue to operate as a going concern and in accordance with our delegation of authority from FHFA.
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
We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations. In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. Standard & Poor’s Ratings Services’ (“S&P”) downgrade of our credit rating on August 8, 2011, which was a result of a similar action on the U.S. government’s sovereign credit rating, has not adversely affected our access to debt funding or the cost of our debt funding. Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Obama Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In 2012, Treasury Secretary Geithner stated that the Administration intended to release new details around approaches to housing finance reform, including a transition plan for Fannie Mae and Freddie Mac, and to work with congressional leaders to explore options for legislation. As of April 2, 2013, no further details have been released.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2012, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. Our administrative expenses were reduced by $96 million, $106 million and $167 million for the years ended December 31, 2012, 2011 and 2010, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During 2011, we received a refund of $1.1 billion from the Internal Revenue Service (“IRS”) related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years. In addition, we effectively settled our 2007 and 2008 tax years with the IRS and as a result, we recognized an income tax benefit of $90 million in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2011.
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
Under the TCLF program, we had $1.6 billion and $3.0 billion outstanding, which includes principal and interest, of standby credit and liquidity support as of December 31, 2012 and 2011, respectively. Under the NIB program, we had $6.1 billion and $7.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs as of December 31, 2012 and 2011, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will bear all losses of unpaid interest under the two programs. As of December 31, 2012, there had been no losses of principal or interest under the TCLF program or the NIB program.
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act (“TCCA”) of 2011 which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae on or after that date for securitization was increased by 10 basis points. FHFA and Treasury have advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “Other expenses,” respectively, in our consolidated statements of operations and comprehensive income (loss). We recognized $238 million as other expenses for the year ended December 31, 2012 relating to TCCA guaranty fees, consisting of $104 million in TCCA-related guaranty

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fees we have remitted to Treasury for our obligations through September 30, 2012 and $134 million in TCCA-related guaranty fees for the three months ended December 31, 2012 that had not been remitted to Treasury.
FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of December 31, 2012 and 2011, we held Freddie Mac mortgage-related securities with a fair value of $12.2 billion and $15.6 billion, respectively, and accrued interest receivable of $51 million and $69 million, respectively. We recognized interest income on these securities held by us of $551 million, $700 million and $1.1 billion for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
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
On January 31, 2013, we reached an agreement with GMAC Mortgage LLC (a subsidiary of Ally) pursuant to which we received $265 million in exchange for our release of potential liability primarily related to representation and warranty liabilities due to title defects, mortgage insurance coverage claims and compensatory fees. As a result of this settlement, we recorded $173 million as a benefit to “Benefit (provision) for credit losses,” in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012. Treasury has majority ownership of Ally.
Use of Estimates
Preparing consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments and other assets and liabilities, recoverability of our deferred tax assets, allowance for loan losses and reserve for guaranty losses, and other-than-temporary impairment of investment securities. Actual results could be different from these estimates.
As of December 31, 2012, we have concluded that it is more likely than not that our deferred tax assets will not be realized in their entirety and that therefore, we should retain the valuation allowance against our net deferred tax assets. Giving more weight to evidence that could be objectively verified than to evidence that could not be objectively verified, we determined that the factors in favor of releasing the allowance were outweighed by the evidence against releasing the valuation allowance. See “Note 10, Income Taxes,” for additional information regarding the factors that led to our conclusion to retain the valuation allowance against our deferred tax assets.
We continually monitor delinquency and default trends and periodically make changes in our historically developed assumptions to better reflect present conditions.
In the three months ended September 30, 2012, we enhanced our collective single-family loss reserve model and our model that calculates loss reserves for individually impaired loans. The combined impact from these changes resulted in an approximately $3.5 billion increase to our allowance for loan losses and provision for credit losses. The components of the enhancement to our loan loss models are as follows:

•
We enhanced our loan loss models for loans in our collective single-family loss reserve to reflect more recent experience of default expectations. The impact of this change had the most pronounced effect on loans with higher mark-to-market LTV ratios, where we have observed better than anticipated payment performance in recent periods. Historically, we had limited information on the performance of loans with higher mark-to-market LTV ratios. However, we have recently observed that loans with higher mark-to-market LTV ratios have performed better than the prior models estimated since the prior models had limited observations. As a result of incorporating these recent observations, our loss expectations have improved for these loans. The change resulted in an approximately $1.5 billion decrease to our allowance for loan losses and provision for credit losses.

•
We enhanced our single-family loan loss models for individually impaired loans based on current observable trends of payment behavior on our modified loans to reflect slower prepayment and default expectations for these loans, which significantly extended the expected average life of our modified loans. Since a loan modification changes the contractual terms of a loan such that a concession is granted to the borrower, an extension of the average life of a

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

modified loan increases the charge we record related to the concession. Therefore, while our expectations of credit loss decreased due to better performance of our modified loans, this decrease was more than offset by an increase in the present value of the concession granted to the borrower by the modification. The change resulted in an approximately $5.0 billion increase to our allowance for loan losses and provision for credit losses.
In the three months ended June 30, 2012, we updated our assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities to incorporate recent observable market trends, which included extending the time it takes to liquidate loans underlying these securities and increasing severity rates for loans where the servicer stopped advancing payments. These updates resulted in lower net present value of cash flow projections on our Alt-A and subprime private-label securities and increased our other-than-temporary impairment expense by approximately $500 million.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Subsequent to the transition date, when we are the transferor of assets into a VIE that we consolidate at the time of the transfer, we continue to recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if we had not transferred them, and no gain or loss is recognized. For all other VIEs that we consolidate subsequent to transition (that is, those for which we are not the transferor), we recognize the assets and liabilities of the VIE in our consolidated financial statements at fair value, and we recognize a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests, and (2) the net amount of the fair value of the assets and liabilities consolidated. However, for the securitization trusts established under our lender swap program, no gain or loss is recognized if the trust is consolidated at formation as there is no difference in the respective fair value of (1) and (2) above. We record gains or losses that are associated with the consolidation of VIEs as “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss).
If we cease to be deemed the primary beneficiary of a VIE, we deconsolidate the VIE. We use fair value to measure the initial cost basis for any retained interests that are recorded upon the deconsolidation of a VIE. Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded as “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss).
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
Single-class securitization trusts are used for both our lender swap and portfolio securitization transaction programs. A lender swap transaction occurs when a mortgage lender delivers a pool of single-family mortgage loans to us, which we immediately deposit into an MBS trust. The MBS are then issued to the lender in exchange for the mortgage loans. A portfolio securitization transaction occurs when we purchase mortgage loans from third-party sellers for cash and later deposit these loans into an MBS trust. The securities issued through a portfolio securitization are then sold to investors for cash. We consolidate single-class securitization trusts that are issued under these programs when our role as guarantor and master servicer provides us with the power to direct matters, such as the servicing of the mortgage loans, that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities (e.g., when the loan collateral is subject to an FHA guarantee and related Servicing Guide).
When we purchase single-class Fannie Mae MBS issued from a consolidated trust, we account for the transaction as an extinguishment of the related debt in our consolidated financial statements. We record a gain or loss on the extinguishment of such debt to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated debt reported in our consolidated balance sheets (including unamortized premiums, discounts or the other cost basis adjustments) at the time of purchase. We account for the sale of an MBS from Fannie Mae’s portfolio that was issued from a consolidated trust as the issuance of debt in our consolidated financial statements. We amortize the related premiums, discounts and other cost basis adjustments into income over time.
To determine the order in which consolidated debt is extinguished, we have elected to use a daily convention in the application of the last-issued first-extinguished method. Under this method, we record the net daily change in each MBS holding as either the issuance of debt if there has been an increase in the position that is held by third parties, or the

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In contrast to our single-class resecuritization trust, the cash flows from the underlying MBS are divided between the debt securities issued by the multi-class resecuritization trust, and therefore, the debt issued by a multi-class resecuritization trust is not substantially the same as the consolidated MBS debt. As a result, if a multi-class resecuritization trust is not consolidated, we account for the purchase and sale of such securities as the transfer of an investment security in accordance with the accounting guidance for the transfers of financial assets rather than the issuance or extinguishment of the related multi-class debt. However, if a multi-class resecuritization trust is consolidated, we account for the purchase of the securities issued by consolidated multi-class resecuritization trusts as an extinguishment of the debt issued by these trusts and the subsequent sale of such securities as the issuance of multi-class debt.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Transfers of Financial Assets
We evaluate a transfer of financial assets to determine whether the transfer qualifies as a sale. If the transfer does not meet the criteria for sale treatment, the transferred assets remain in our consolidated balance sheets and we record a liability to the extent of any proceeds received in connection with such a transfer. Transfers of financial assets for which we surrender control of the transferred assets are recorded as sales.
When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. The difference between the carrying basis of the assets transferred and the fair value of the proceeds from the sale is recorded as a component of “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss). Retained interests are primarily derived from transfers associated with our portfolio securitizations in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the Fannie Mae MBS included in “Investments in Securities” section of this note.
We enter into dollar roll transactions, which involve contemporaneous purchase and sale trades of agency securities, traded on a “to-be-announced” basis. When we enter into such agreements, we first account for our forward commitments to buy and sell the agency securities as derivatives in our financial statements at the trade date for both the purchase and sales trades. For certain dollar roll transactions, we may fully or partially settle the forward purchase or sale subsequent to the trade date, but prior to the contractual settlement date such that all or a portion of the securities will not be delivered according to the terms of the original trade. When such a settlement occurs, the contemporaneous purchase and sale trades no longer meet the “substantially the same” criteria as necessary for secured financing treatment, and the remaining transfers are accounted for as purchases or sales of securities. Purchased securities are initially recognized at fair value and accounted for as described in “Investment in Securities” section of this note.
For those commitments that are not settled prior to the contractual settlement date for the first trade, we assess whether both the purchase and sale trades have the same primary obligor, form and type, maturity, interest rate, collateral, and unpaid principal balance, and thus meet all of the criteria to be considered substantially the same. If the “substantially the same” criteria are met as of the settlement date for the first trade, we will account for the transaction as a secured financing and extinguish both the purchase and sale commitments as of that date. Dollar roll transactions involving transfers of securities issued by consolidated MBS trusts are accounted for as issuances or extinguishments of the related consolidated MBS debt in our consolidated financial statements.
We also enter into other repurchase agreements that involve contemporaneous trades to purchase and sell securities. These transactions are accounted for as secured financings since the transferor has not relinquished control over the transferred assets. These transactions are reported as securities purchased under agreements to resell and securities sold under agreements to repurchase in our consolidated balance sheets except for securities purchased under agreements to resell on an overnight basis, which are included in cash and cash equivalents in our consolidated balance sheets.
Cash and Cash Equivalents and Statements of Cash Flows
Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to known amounts of cash are generally considered cash equivalents. We also include securities purchased under agreements to resell on an overnight basis in cash and cash equivalents in our consolidated balance sheets. We may pledge as collateral certain short-term investments classified as cash equivalents.
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
For consolidated trusts, we classify cash flows related to mortgage loans held by our consolidated trusts as either investing activities (for principal repayments) or operating activities (for interest received from borrowers included as a component of our net income (loss). Cash flows related to debt securities issued by consolidated trusts are classified as either financing

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

activities (for repayments of principal to certificateholders) or operating activities (for interest payments to certificateholders included as a component of our net income (loss). We distinguish between the payments and proceeds related to the debt of Fannie Mae and the debt of consolidated trusts, as applicable. We present our non-cash activities in the consolidated statements of cash flows at the associated unpaid principal balance.
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
Investments in Securities
Securities Classified as Available-for-Sale or Trading
We classify and account for our securities as either available-for-sale (“AFS”) or trading. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” (“AOCI”), net of applicable income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss). We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive income (loss). We include interest and dividends on securities, including amortization of the premium and discount at acquisition, in our consolidated statements of operations and comprehensive income (loss). When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities. Currently, we do not have any securities classified as held-to-maturity, although we may elect to do so in the future.
Other-Than-Temporary Impairment of Debt Securities
We evaluate available-for-sale securities for other-than-temporary impairment on a quarterly basis. An other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. We recognize in our consolidated statements of operations and comprehensive income (loss), the entire difference between the amortized cost basis of the security and its fair value. An other-than-temporary impairment is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend or it is not more likely than not we will be required to sell the security before recovery. We separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize in our consolidated statements of operations and comprehensive income (loss), and the amount related to all other factors, which we recognize in “Other comprehensive income (loss),” net of applicable taxes. In determining whether a credit loss exists, we use our best estimate of cash flows expected to be collected from the debt security.
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
In periods after we recognize an other-than-temporary impairment of debt securities, we use the prospective interest method to recognize interest income. Under the prospective interest method, we calculate a new effective yield for subsequent recognition of interest income and measurement of impairment when we determine that there has been a significant increase in expected or actual cash flows. We consider a significant increase in cash flows to be at least a ten percent increase over two

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consecutive quarters of the expected or actual cash flows. We calculate the new effective yield by using the new cost basis and the significantly increased actual or expected cash flows.
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
Loans Held for Sale
When we acquire mortgage loans that we intend to sell or securitize via trusts that will not be consolidated, we classify the loans as held for sale (“HFS”). We report HFS loans at the lower of cost or fair value. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss). We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Purchased premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any lower of cost or fair value adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Allowance for Loan Losses and Reserve for Guaranty Losses
Our allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our loan loss allowance, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and accrued interest recognized while the loan was on accrual status and any applicable cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. We recognize incurred losses by recording a charge to the provision for loan losses, which is a component of “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income (loss).
In the three months ended September 30, 2012, we identified a misstatement in the classification of TDRs related to certain borrowers who used the bankruptcy process to receive a discharge of the mortgage debt or to cure a mortgage delinquency over time. We determined that the discharge of mortgage debt in bankruptcy was a concession in cases in which the discharge effectively resulted in us losing our ability to hold the borrower personally liable for deficiencies under state law, although we

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

continue to be able to foreclose on the collateral. We also determined that curing a mortgage delinquency over time through bankruptcy resulted in a concession similar to other long-term repayment plans. Therefore, we determined that these loans should have been classified as TDRs and measured for individual impairment when estimating the allowance for loan losses as of December 31, 2011. To correct this misstatement, we recorded an out-of-period adjustment of approximately $850 million to increase the “Provision for credit losses” in our condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2012.
Additionally, for the year ended December 31, 2012, we identified misstatements in our consideration of the benefit for repurchase requests, the calculation used to discount the deferred payment obligation for certain mortgage insurers currently in run-off, and the calculation of the recorded investment and yield on certain populations of individually impaired loans when estimating the allowance for loan losses as of December 31, 2011. In addition, we identified a misstatement in the calculation of the default rate used for certain bonds to estimate the reserve for guaranty losses as of December 31, 2011. To correct the above misstatements, we have recorded an out-of-period adjustment of $1.2 billion to increase the provision for credit losses in our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2012.
The impact of the above misstatements was an out-of-period adjustment of approximately $2.1 billion to increase the provision for credit losses in our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2012. We have evaluated the effects of these misstatements, both quantitatively and qualitatively, and concluded that no prior periods are materially misstated. We have also concluded that the misstatement is not material to our 2012 consolidated financial statements.
The reserve for guaranty losses is a liability account which is a component of “Other liabilities” in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS and our agreements to purchase credit-impaired loans from lenders under the terms of our long-term standby commitments. As a result, the guaranty reserve considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure.
We recognize incurred losses by recording a charge to the provision for guaranty losses, which is a component of “Benefit (provision) for credit losses,” in our consolidated statements of operations and comprehensive income (loss).
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
We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. The excess of a loan’s unpaid principal balance, accrued interest, and any applicable cost basis adjustments (“our total exposure”) over the fair value of the assets received is treated as a charge-off loss that is

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

deducted from the allowance for loan losses or reserve for guaranty losses. The amount charged off also considers estimated proceeds from primary mortgage insurance or other credit enhancements that are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction as a recovery of our total exposure, up to the amount of loss recognized as a charge-off. We record additional proceeds from primary mortgage insurance and credit enhancements in excess of our total exposure as a recovery of any forgone contractually past due interest, and then as an offset to the expenses recorded in “Foreclosed property (income) expense” in our consolidated statements of operations and comprehensive income (loss) when received.
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
We use internal models to project cash flows used to assess impairment of individually impaired loans, and generally update the market and loan characteristic inputs we use in these models monthly, using month-end data. Market inputs include information such as interest rates, volatility and spreads, while loan characteristic inputs include information such as mark-to-market LTV ratios and delinquency status. The loan characteristic inputs are key factors that affect the predicted rate of default for loans evaluated for impairment through our internal cash flow models. For example, loans with an unsuccessful trial modification, which are often accompanied by high delinquency rates, have much higher predicted default rates compared to performing loans with completed modifications, particularly those with a significant payment reduction in the borrower’s required monthly payment. We evaluate the reasonableness of our models by comparing the results with actual performance and our assessment of current market conditions. In addition, we review our models at least annually for reasonableness and predictive ability in accordance with our corporate model review policy. Accordingly, we believe the projected cash flows generated by our models that we use to assess impairment appropriately reflect the expected future performance of the loans.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We report cash outflows from advances to lenders as an investing activity in our consolidated statements of cash flows. Settlements of the advances to lenders, other than through lender repurchases of loans, are not collected in cash, but rather in the receipt of either loans or Fannie Mae MBS. Accordingly, this activity is reflected as a non-cash transfer in our consolidated statements of cash flows in the line item entitled “Transfers from advances to lenders to loans held for investment of consolidated trusts.”
Acquired Property, Net
“Acquired property, net” includes foreclosed property and any receivable outstanding on short sales received in full satisfaction of a loan. We recognize foreclosed property upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property (income) expense” in our consolidated statements of operations and comprehensive income (loss).
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
We recognize a loss for any subsequent write-down of the property to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property (income) expense” in our consolidated statements of operations and comprehensive income (loss). We recognize a recovery for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize gains or losses on sales of foreclosed property through “Foreclosed property (income) expense” in our consolidated statements of operations and comprehensive income (loss).
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

liabilities” that relates to Fannie Mae MBS held as “Investments in securities.” Upon subsequent sale of a Fannie Mae MBS, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting as prior to the sale of Fannie Mae MBS, as no new assets were retained and no new liabilities have been assumed upon the subsequent sale.
Amortization of Cost Basis Adjustments
We generally amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment using the interest method over the contractual term of the loan or security. We amortize these cost basis adjustments into interest income for mortgage securities and for loans we classify as HFI. We do not amortize cost basis adjustments for loans that we classify as HFS, but include them in the calculation of the gain or loss on the sale of those loans.
We cease amortization of cost basis adjustments during periods in which we are not recognizing interest income on a loan because the collection of the principal and interest payments is not reasonably assured (that is, when the loan is placed on nonaccrual status).
Commitments to Purchase and Sell Mortgage Loans and Securities
We enter into commitments to purchase and sell mortgage-backed securities and to purchase single-family and multifamily mortgage loans. Certain commitments to purchase or sell mortgage-backed securities and to purchase single-family mortgage loans are generally accounted for as derivatives. Our commitments to purchase multifamily loans are not accounted for as derivatives because they do not meet the criteria for net settlement.
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
We offset the carrying amounts of certain derivatives that are in gain positions and loss positions with the same counterparty as well as cash collateral receivables and payables associated with derivative positions under master netting arrangements. We offset these amounts only when we have the legal right to offset under the contract and we have met all the offsetting conditions.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We evaluate financial instruments that we purchase or issue and other financial and non-financial contracts for embedded derivatives. To identify embedded derivatives that we must account for separately, we determine if: (1) the economic characteristics of the embedded derivative are not clearly and closely related to the economic characteristics of the financial instrument or other contract (i.e., the hybrid contract); (2) the financial instrument or other contract itself is not already measured at fair value with changes in fair value included in earnings; and (3) a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative. If the embedded derivative meets all three of these conditions we elect to carry the hybrid contract in its entirety at fair value with changes in fair value recorded in earnings.
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
We had reverse repurchase agreements outstanding of $45.8 billion and $49.5 billion as of December 31, 2012 and 2011, respectively. The fair value of non-cash collateral we accepted was $46.2 billion and $50.1 billion as of December 31, 2012 and 2011, respectively, of which we were permitted to sell or repledge $25.0 billion and $20.0 billion as of December 31, 2012 and 2011, respectively. None of the underlying collateral was sold or repledged as of December 31, 2012 or 2011.
Debt
Our consolidated balance sheets contain debt of Fannie Mae as well as debt of consolidated trusts. Effective January 1, 2011, we reported debt issued by us as “Debt of Fannie Mae” and by consolidated trusts as “Debt of consolidated trusts.” Debt issued by us represents debt that we issue to third parties to fund our general business activities. The debt of consolidated trusts represents the amount of Fannie Mae MBS issued from such trusts which is held by third-party certificateholders and prepayable without penalty at any time. We report deferred items, including premiums, discounts and other cost basis adjustments, as adjustments to the related debt balances in our consolidated balance sheets. We remeasure the carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency into U.S. dollars using foreign exchange spot rates as of the balance sheet dates and report any associated gains or losses as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive income (loss).
We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We recognize the amortization of premiums, discounts and other cost basis adjustments through interest expense using the effective interest method usually over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. We remeasure interest expense for debt denominated in a foreign currency into U.S. dollars using the daily spot rates. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the daily spot rates used to record the interest expense is a foreign currency

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

transaction gain or loss for the period and is recognized as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive income (loss).
When we purchase a Fannie Mae MBS issued from a consolidated single-class securitization trust, we extinguish the related debt of the consolidated trust as the MBS debt is no longer owed to a third-party. We record debt extinguishment gains or losses related to debt of consolidated trusts to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated MBS debt reported in our balance sheets (including unamortized premiums, discounts and other cost basis adjustments) at the time of purchase.
Income Taxes
We recognize deferred tax assets and liabilities for the difference in the bases of assets and liabilities for financial accounting and tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that are expected to be applicable to the taxable income or deductions in the period(s) the assets are realized or the liabilities are settled. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates on the date of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. We reduce our deferred tax assets by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not that we will not realize some portion, or all, of the deferred tax asset.
We account for income tax uncertainty using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation. We then recognize a tax benefit equal to the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. We recognize interest expense and penalties on unrecognized tax benefits as “Other expenses” in our consolidated statements of operations and comprehensive income (loss).
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
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings (loss) with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). We include in the denominator of our basic EPS computation the weighted-average number of shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury. Diluted EPS includes all the components of basic EPS, plus the dilutive effect of common stock equivalents such as convertible securities and stock options, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. The calculation of income available to common stockholders and earnings per share is based on the underlying premise that all income after payment of dividends on preferred shares is available to and

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

will be distributed to the common shareholders. However, as a result of our conservatorship status and the terms of the senior preferred stock purchase agreement with Treasury, no amounts will be available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock).
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is the change in equity, net of tax, resulting from certain transactions that we record directly to stockholders’ equity (deficit). These transactions include unrealized gains and losses on certain AFS securities and certain commitments whose underlying securities are classified as AFS. It also includes change in prior service costs and credits and actuarial gains and losses associated with pension and postretirement benefits in other comprehensive income (loss).
Compensatory Fees
We charge our primary servicers a compensatory fee for servicing delays within their control when they fail to comply with established loss mitigation and foreclosure timelines per our Servicing Guide, which sets forth our policies and procedures related to servicing our single-family mortgages. Compensatory fees are intended to compensate us for damages attributed to such servicing delays and to emphasize the importance of servicer performance.
We recognize a compensatory fee receivable when the amounts are chargeable per our Servicing Guide and are considered reasonably assured of collection. We subsequently establish a valuation allowance for any amounts we estimate to be uncollectible. If such fees are not reasonably assured of collection, we recognize them on a cash basis when received. The income associated with these fees is recognized as a component of “Foreclosed property (income) expense” in our consolidated statements of operations and comprehensive income (loss).
Reclassifications
To conform to our current period presentation, we have reclassified certain amounts reported in our consolidated financial statements.
New Accounting Guidance
Effective January 1, 2012, we prospectively adopted guidance issued by the Financial Accounting Standards Board (“FASB”) related to fair value measurement. The new guidance does not expand the use of fair value; instead, it provides guidance about how fair value should be determined where it already is required or permitted under U.S. GAAP. The new fair value guidance changes certain fair value principles and clarifies the FASB’s intent on certain items, including a clarification that the principal market should be determined based on the market the entity has access to with the greatest volume and level of activity for the asset or liability. It also expands the disclosures about fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements; however, it required us to expand our fair value disclosures. See “Note 17, Fair Value,” for additional information regarding the impact upon adoption of this guidance.
In December 2011 and January 2013, the FASB issued guidance on additional disclosures about derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset on the balance sheet or subject to a master netting arrangement or similar agreement. The additional disclosures about these instruments are intended to enable investors to understand the effect or potential effect of those arrangements on the company’s financial positions. The required disclosures will enhance comparability between companies that prepare their financial statements in accordance with GAAP and those that follow international financial reporting standards. The updated guidance does not change existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The new guidance became effective for us on January 1, 2013, and will be applied retrospectively. We do not expect that the adoption of these amendments will have a material impact on our consolidated financial statements.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We also invest in mortgage-backed securities that have been issued via private-label trusts. These trusts are structured to provide investors with a beneficial interest in a pool of receivables or other financial assets, typically mortgage loans. The trusts act as vehicles to allow loan originators to securitize assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. The originators of the financial assets or the underwriters of the transaction create the trusts and typically own the residual interest in the trusts’ assets. Our involvement in these entities is typically limited to our recorded investment in the beneficial interests that we have purchased. We have invested in these vehicles since 1987.
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
We no longer recognize net operating losses or impairment on our LIHTC partnership investments as the carrying value was reduced to zero in the consolidated financial statements as of December 31, 2009. We did not make any LIHTC investments in 2012, other than pursuant to existing prior commitments.
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
As of December 31, 2012, we consolidated certain VIEs that were not consolidated as of December 31, 2011, generally due to increases in the amount of the certificates issued by the entity that are held in our portfolio (for example, when we hold a substantial portion of the securities issued by Fannie Mae multi-class resecuritization trusts). As a result of consolidating

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

these entities, which had combined total assets of $3.5 billion in unpaid principal balance as of December 31, 2012, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value.
As of December 31, 2012, we also deconsolidated certain VIEs that were consolidated as of December 31, 2011, generally due to decreases in the amount of the certificates issued by the entity that are held in our portfolio. As a result of deconsolidating these entities, which had combined total assets of $102 million in unpaid principal balance as of December 31, 2011, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts, as well as other investment entities. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated VIEs as of December 31, 2012 and 2011, as well as our maximum exposure to loss and the total assets of those unconsolidated VIEs.

		As of December 31, 2012
		Mortgage-Backed Trusts	Limited Partnership Investments
		(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets:
Assets:
Available-for-sale securities(1)		$57,004	$—
Trading securities(1)		22,706	—
Other assets		145	120
Other liabilities		(1,449)	(124)
Net carrying amount		$78,406	$(4)
Maximum exposure to loss(1)		$87,397	$118
Total assets of unconsolidated VIEs(1)		$645,332	$11,675

	As of December 31, 2011
	Mortgage-Backed Trusts	Asset-Backed Trusts	Limited Partnership Investments
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets:
Assets:
Available-for-sale securities (1)	$69,101	$—	$—
Trading securities (1)	24,292	2,111	—
Other assets	271	—	145
Other liabilities	(1,347)	—	(153)
Net carrying amount	$92,317	$2,111	$(8)
Maximum exposure to loss (1)	$100,146	$2,111	$137
Total assets of unconsolidated VIEs (1)	$641,346	$256,845	$12,256
__________

(1)	Contains securities recognized in our consolidated balance sheets due to consolidation of certain multi-class resecuritization trusts.
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the years ended December 31, 2012, 2011 and 2010, the unpaid principal balance of portfolio securitizations was $225.1 billion, $118.5 billion and $120.0 billion, respectively.
The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts as of December 31, 2012 and 2011.

	Fannie Mae Single-class MBS & Fannie Mae Megas		REMICS & SMBS
	(Dollars in millions)
As of December 31, 2012
Unpaid principal balance	$456		$8,667
Fair value	504		9,818
Weighted-average coupon	6.20%		5.53%
Weighted-average loan age	6.4	years	4.6	years
Weighted-average maturity	22.5	years	15.0	years

As of December 31, 2011
Unpaid principal balance	$588		$12,697
Fair value	654		14,043
Weighted-average coupon	6.21%		5.86%
Weighted-average loan age	5.4	years	4.5	years
Weighted-average maturity	23.5	years	18.6	years
For the years ended December 31, 2012, 2011 and 2010, the principal and interest received on retained interests was $2.4 billion, $3.0 billion and $3.5 billion, respectively.
Managed Loans
We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that were delinquent as of December 31, 2012 and 2011.

	As of December 31,
	2012		2011
	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)
	(Dollars in millions)
Loans held for investment:
Of Fannie Mae	$370,354	$102,504	$396,276	$122,392
Of consolidated trusts	2,607,880	17,829	2,570,339	24,893
Loans held for sale	459	135	312	57
Securitized loans	2,272	4	2,273	71
Total loans managed	$2,980,965	$120,472	$2,969,200	$147,413
__________

(1)
Represents the unpaid principal balance of loans held for investment, loans held for sale and securitized loans for which we are no longer accruing interest and loans 90 days or more delinquent which are continuing to accrue interest.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Qualifying Sales of Portfolio Securitizations
As we consolidate the substantial majority of our single-class MBS trusts, these portfolio securitization transactions do not qualify for sale treatment. Therefore, the assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales are reported in our consolidated balance sheets.
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. We recognized net gains on portfolio securitizations of $34 million, $146 million and $26 million for the years ended December 31, 2012, 2011 and 2010, respectively. Proceeds from the initial sale of securities from portfolio securitizations were $672 million, $1.0 billion and $660 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our consolidated financial statements.
Other Securitizations
We also completed other portfolio securitization transactions that did not qualify as sales during the year ended December 31, 2012 and were accounted for as secured borrowings. Proceeds from these transactions were $421 million and were recorded as long-term debt of Fannie Mae in our consolidated balance sheet. As of December 31, 2012, the fair value of trading securities underlying these transactions was $178 million, and the unpaid principal balance of mortgage loans of consolidated trusts underlying these transactions was $201 million. The related assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS. We did not complete any securitizations of this type during the years ended December 31, 2011 and 2010.
3.  Mortgage Loans
We own both single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report HFS loans at the lower of cost or fair value determined on a pooled basis, and record valuation changes in our consolidated statements of operations and comprehensive income (loss).
The following table displays our mortgage loans as of December 31, 2012 and 2011.

	As of December 31,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$309,277	$2,480,999	$2,790,276	$319,496	$2,470,533	$2,790,029
Multifamily	61,464	126,953	188,417	77,026	99,872	176,898
Total unpaid principal balance of mortgage loans	370,741	2,607,952	2,978,693	396,522	2,570,405	2,966,927
Cost basis and fair value adjustments, net	(14,805)	44,313	29,508	(16,143)	19,993	3,850
Allowance for loan losses for loans held for investment	(50,519)	(8,276)	(58,795)	(57,309)	(14,847)	(72,156)
Total mortgage loans	$305,417	$2,643,989	$2,949,406	$323,070	$2,575,551	$2,898,621
For the year ended December 31, 2012, we redesignated loans with a carrying value of $33 million from HFI to HFS. For the year ended December 31, 2011, we redesignated loans with a carrying value of $561 million from HFI to HFS. For the year ended December 31, 2010, we did not redesignate loans between HFI and HFS other than at the transition date.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of December 31, 2012 and 2011.

	As of December 31, 2012(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest(3)	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(4)	$39,043	$13,513	$67,737	$120,293	$2,424,022	$2,544,315	$2,162	$78,822
Government(5)	82	40	340	462	50,408	50,870	340	—
Alt-A	6,009	2,417	22,181	30,607	121,099	151,706	502	24,048
Other(6)	2,613	1,053	8,527	12,193	57,336	69,529	297	9,209
Total single-family	47,747	17,023	98,785	163,555	2,652,865	2,816,420	3,301	112,079
Multifamily(7)	178	NA	428	606	190,445	191,051	—	2,214
Total	$47,925	$17,023	$99,213	$164,161	$2,843,310	$3,007,471	$3,301	$114,293

	As of December 31, 2011(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(4)	$43,516	$15,282	$80,712	$139,510	$2,341,646	$2,481,156	$111	$95,959
Government(5)	109	49	327	485	51,391	51,876	327	—
Alt-A	7,155	3,054	28,323	38,532	138,880	177,412	14	31,356
Other(6)	3,403	1,431	11,277	16,111	73,115	89,226	96	12,533
Total single-family	54,183	19,816	120,639	194,638	2,605,032	2,799,670	548	139,848
Multifamily(7)	210	NA	1,105	1,315	177,906	179,221	—	2,764
Total	$54,393	$19,816	$121,744	$195,953	$2,782,938	$2,978,891	$548	$142,612
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)
Includes loans with a recorded investment of $2.8 billion, which were repurchased in January 2013 pursuant to our resolution agreement with Bank of America. These loans were returned to accrual status to reflect the change in our assessment of collectibility resulting from this agreement, see “Note 20, Subsequent Events.”

(4)	Consists of mortgage loans that are not included in other loan classes.

(5)
Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A. Primarily consists of reverse mortgages which due to their nature are not aged and are included in the current column.

(6)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(7)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of December 31, 2012 and 2011. The single-family credit quality indicator is updated quarterly.

	As of December 31,
	2012(1)(2)			2011(1)(2)
	Primary (3)	Alt-A	Other (4)	Primary (3)	Alt-A	Other (4)
	(Dollars in millions)
Estimated mark-to-market LTV ratio: (5)
Less than or equal to 80%	$1,703,384	$57,419	$21,936	$1,464,348	$61,618	$23,414
Greater than 80% and less than or equal to 90%	346,018	18,313	7,287	412,342	21,369	9,224
Greater than 90% and less than or equal to 100%	219,736	16,930	7,369	246,648	19,790	9,445
Greater than 100% and less than or equal to 110%	100,302	14,293	7,169	128,428	16,164	8,951
Greater than 110% and less than or equal to 120%	59,723	10,994	6,231	73,836	12,534	7,912
Greater than 120% and less than or equal to 125%	20,620	4,387	2,665	25,750	5,087	3,557
Greater than 125%	94,532	29,370	16,872	129,804	40,850	26,723
Total	$2,544,315	$151,706	$69,529	$2,481,156	$177,412	$89,226
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Excludes $50.9 billion and $51.9 billion as of December 31, 2012 and 2011, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV.

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

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of December 31, 2012 and 2011. The multifamily credit quality indicator is updated quarterly.

	As of December 31,
	2012(1)	2011(1)
	(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Green	$154,235	$131,740
Yellow(3)	21,304	28,354
Orange	14,199	17,355
Red	1,313	1,772
Total	$191,051	$179,221
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Green (loan with acceptable risk); yellow (loan with signs of potential weakness); orange (loan with a well defined weakness that may jeopardize the timely full repayment); and red (loan with a weakness that makes timely collection or liquidation in full more questionable based on existing conditions and values).

(3)	Includes approximately $5.1 billion and $6.9 billion of unpaid principal balance as of December 31, 2012 and 2011, respectively, classified as yellow due to no available current financial information.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Individually Impaired Loans
Individually impaired loans include TDRs, acquired credit-impaired loans, and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total recorded investment, unpaid principal balance, and related allowance as of December 31, 2012 and 2011 and interest income recognized and average recorded investment for the years ended December 31, 2012 and 2011 for individually impaired loans.

	As of December 31,
	2012				2011
	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$132,754	$126,106	$28,610	$628	$116,825	$109,684	$29,598	$674
Government (3)	214	208	38	4	258	258	67	8
Alt-A	38,387	35,620	11,154	267	34,318	31,516	11,121	268
Other (4)	16,873	16,114	4,743	86	16,181	15,363	5,353	99
Total single-family	188,228	178,048	44,545	985	167,582	156,821	46,139	1,049
Multifamily	2,449	2,471	489	13	2,832	2,855	718	32
Total individually impaired loans with related allowance recorded	190,677	180,519	45,034	998	170,414	159,676	46,857	1,081

With no related allowance recorded:(5)
Single-family:
Primary(2)	16,222	13,901	—	—	9,370	6,471	—	—
Government(3)	104	104	—	—	25	17	—	—
Alt-A	3,994	2,822	—	—	3,056	1,538	—	—
Other (4)	1,218	977	—	—	680	367	—	—
Total single-family	21,538	17,804	—	—	13,131	8,393	—	—
Multifamily	2,056	2,068	—	—	1,759	1,771	—	—
Total individually impaired loans with no related allowance recorded	23,594	19,872	—	—	14,890	10,164	—	—
Total individually impaired loans(6)	$214,271	$200,391	$45,034	$998	$185,304	$169,840	$46,857	$1,081

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31,
	2012			2011			2010
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary (2)	$115,767	$4,077	$654	$100,797	$3,735	$733	$81,258	$3,314	$1,470
Government (3)	216	11	—	229	12	—	141	9	—
Alt-A	32,978	1,048	151	29,561	982	186	25,361	897	407
Other (4)	15,593	444	65	14,431	435	90	12,094	384	204
Total single-family	164,554	5,580	870	145,018	5,164	1,009	118,854	4,604	2,081
Multifamily	2,535	125	2	2,430	103	5	1,496	202	10
Total individually impaired loans with related allowance recorded	167,089	5,705	872	147,448	5,267	1,014	120,350	4,806	2,091

With no related allowance recorded: (5)
Single-family:
Primary (2)	8,264	1,075	231	6,884	606	204	7,860	336	55
Government (3)	78	7	—	12	7	—	11	8	—
Alt-A	1,811	253	55	1,771	205	63	2,091	121	20
Other (4)	455	95	24	467	57	19	589	36	7
Total single-family	10,608	1,430	310	9,134	875	286	10,551	501	82
Multifamily	1,781	56	2	993	48	8	642	71	5
Total individually impaired loans with no related allowance recorded	12,389	1,486	312	10,127	923	294	11,193	572	87
Total individually impaired loans(6)	$179,478	$7,191	$1,184	$157,575	$6,190	$1,308	$131,543	$5,378	$2,178
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)
Includes single-family loans restructured in a TDR with a recorded investment of $193.4 billion and $161.9 billion as of December 31, 2012 and 2011, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $1.1 billion and $956 million as of December 31, 2012 and 2011, respectively.

(7)
Total single-family interest income recognized of $7.0 billion for the year ended December 31, 2012 consists of $5.3 billion of contractual interest and $1.7 billion of effective yield adjustments. Total single-family interest income recognized of $6.0 billion for the year ended December 31, 2011 consists of $4.5 billion of contractual interest and $1.6 billion of effective yield adjustments. Total single-family interest income recognized of $5.1 billion for the year ended December 31, 2010 consists of $3.9 billion of contractual interest and $1.3 billion of effective yield adjustments.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. We also classify as TDRs loans to certain borrowers who have received bankruptcy relief.
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the years ended December 31, 2012 and 2011, the average term extension of a single-family modified loan was 131 and 90 months, respectively, and the average interest rate reduction was 2.15 and 2.95 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the years ended December 31, 2012 and 2011.

	For the Year Ended December 31,
	2012		2011
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary (2)	270,913	$39,527	160,227	$28,329
Government (3)	394	50	497	86
Alt-A	50,572	9,116	33,416	7,108
Other (4)	15,484	3,489	14,724	3,644
Total single-family	337,363	52,182	208,864	39,167
Multifamily	46	324	47	223
Total troubled debt restructurings	337,409	$52,506	208,911	$39,390
__________

(1)
Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable. Based on the nature of our modification programs, which do not include principal or past-due interest forgiveness, there is not a material difference between the recorded investment in our loans pre- and post- modification, therefore amounts represent recorded investment post-modification.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.
The following table displays the number of loans and recorded investment in loans that had a payment default for the years ended December 31, 2012 and 2011 and were modified in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Year Ended December 31,
	2012		2011
	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
	(Dollars in millions)
Single-family:
Primary (2)	46,824	$7,828	66,088	$11,585
Government (3)	200	33	376	95
Alt-A	8,848	1,761	14,223	3,045
Other (4)	4,011	948	6,843	1,670
Total single-family	59,883	10,570	87,530	16,395
Multifamily	7	35	8	49
Total TDRs that subsequently defaulted	59,890	$10,605	87,538	$16,444

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table displays changes in single-family, multifamily and total allowance for loan losses for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012			2011			2010
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance, January 1	$56,294	$14,339	$70,633	$47,377	$12,603	$59,980	$6,721	$1,749	$8,470
Adoption of consolidation accounting guidance(1)	—	—	—	—	—	—	—	43,170	43,170
(Benefit) provision for loan losses(2)	(1,482)	465	(1,017)	13,940	11,683	25,623	12,923	11,592	24,515
Charge-offs(3)(4)	(14,055)	(823)	(14,878)	(19,026)	(1,772)	(20,798)	(15,438)	(7,026)	(22,464)
Recoveries	1,632	152	1,784	3,636	1,636	5,272	1,913	1,164	3,077
Transfers(5)	6,437	(6,437)	—	9,901	(9,901)	—	44,599	(44,599)	—
Other(6)	1,022	143	1,165	466	90	556	(3,341)	6,553	3,212
Ending balance	$49,848	$7,839	$57,687	$56,294	$14,339	$70,633	$47,377	$12,603	$59,980
Multifamily allowance for loan losses:
Beginning balance, January 1	$1,015	$508	$1,523	$1,153	$423	$1,576	$1,357	$98	$1,455
Adoption of consolidation accounting guidance(1)	—	—	—	—	—	—	—	406	406
(Benefit) provision for loan losses(2)	(131)	(43)	(174)	140	151	291	144	43	187
Charge-offs(3)(4)	(261)	—	(261)	(372)	—	(372)	(414)	—	(414)
Transfers(5)	29	(29)	—	79	(79)	—	115	(115)	—
Other(6)	19	1	20	15	13	28	(49)	(9)	(58)
Ending balance	$671	$437	$1,108	$1,015	$508	$1,523	$1,153	$423	$1,576
Total allowance for loan losses:
Beginning balance, January 1	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556	$8,078	$1,847	$9,925
Adoption of consolidation accounting guidance(1)	—	—	—	—	—	—	—	43,576	43,576
(Benefit) provision for loan losses(2)	(1,613)	422	(1,191)	14,080	11,834	25,914	13,067	11,635	24,702
Charge-offs(3)(4)	(14,316)	(823)	(15,139)	(19,398)	(1,772)	(21,170)	(15,852)	(7,026)	(22,878)
Recoveries	1,632	152	1,784	3,636	1,636	5,272	1,913	1,164	3,077
Transfers(5)	6,466	(6,466)	—	9,980	(9,980)	—	44,714	(44,714)	—
Other(6)	1,041	144	1,185	481	103	584	(3,390)	6,544	3,154
Ending balance	$50,519	$8,276	$58,795	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

__________

(1)
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

(2)	(Benefit) provision for loan losses is included in benefit (provision) for credit losses in our consolidated statements of operations and comprehensive income (loss).

(3)
While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(4)
Total charge-offs include accrued interest of $872 million, $1.4 billion and $2.4 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Single-family charge-offs include accrued interest of $843 million, $1.4 billion and $2.3 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Multifamily charge-offs include accrued interest of $29 million, $46 million and $64 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(5)	Includes transfers from trusts for delinquent loan purchases.

(6)
Amounts represent the net activity recorded in our allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers. The (benefit) provision for credit losses, charge-offs, recoveries and transfer activity included in this table reflects all changes for both the allowance for loan losses and the valuation allowances for accrued interest and preforeclosure property taxes and insurance receivable that relate to the mortgage loans.

As of December 31, 2012, the allowance for accrued interest receivable for loans of Fannie Mae was $1.5 billion and for loans of consolidated trusts was $192 million. As of December 31, 2011, the allowance for accrued interest receivable for loans of Fannie Mae was $2.2 billion and for loans of consolidated trusts was $336 million.
The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of December 31, 2012 and 2011.

	As of December 31,
	2012			2011
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$44,545	$489	$45,034	$46,139	$718	$46,857
Collectively reserved loans	13,142	619	13,761	24,494	805	25,299
Total allowance for loan losses	$57,687	$1,108	$58,795	$70,633	$1,523	$72,156

Recorded investment in loans by segment:(2)
Individually impaired loans(1)	$195,852	$4,539	$200,391	$165,214	$4,626	$169,840
Collectively reserved loans	2,620,568	186,512	2,807,080	2,634,456	174,595	2,809,051
Total recorded investment in loans	$2,816,420	$191,051	$3,007,471	$2,799,670	$179,221	$2,978,891
__________

(1)	Includes acquired credit-impaired loans.

(2)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reserve for Guaranty Losses
The following table displays changes in the reserve for guaranty losses for the years ended December 31, 2012, 2011, and 2010.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Reserve for guaranty losses:
Beginning balance, January 1	$994	$323	$54,430
Adoption of consolidation accounting guidance	—	—	(54,103)
Provision for guaranty losses	339	804	194
Charge-offs	(174)	(138)	(203)
Recoveries	72	5	5
Ending balance, December 31	$1,231	$994	$323
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our consolidated statements of operations and comprehensive income (loss). The following table displays our investments in trading securities as of December 31, 2012 and 2011.

	As of December 31,
	2012	2011
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$6,248	$7,424
Freddie Mac	2,793	2,732
Ginnie Mae	437	287
Alt-A private-label securities	1,330	1,349
Subprime private-label securities	1,319	1,280
CMBS	9,826	10,411
Mortgage revenue bonds	675	724
Other mortgage-related securities	117	143
Total	22,745	24,350
Non-mortgage-related securities:
U.S. Treasury securities	17,950	47,737
Asset-backed securities	—	2,111
Total	17,950	49,848
Total trading securities	$40,695	$74,198
The following table displays information about our net trading gains and losses for the years ended December 31, 2012, 2011 and 2010.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended
	December 31,
	2012	2011	2010
	(Dollars in millions)
Net trading gains (losses):
Mortgage-related securities	$1,014	$274	$2,607
Non-mortgage-related securities	(10)	(8)	85
Total	$1,004	$266	$2,692
Net trading gains (losses) recorded in the period related to securities still held at period end:
Mortgage-related securities	$1,035	$268	$2,485
Non-mortgage-related securities	2	(1)	56
Total	$1,037	$267	$2,541
Available-for-Sale Securities
We measure AFS securities at fair value with unrealized gains and losses recorded net of tax as a component of “Other comprehensive income (loss)” and we record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss).
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended
	December 31,
	2012	2011	2010
	(Dollars in millions)
Gross realized gains	$40	$182	$566
Gross realized losses	16	90	293
Total proceeds (1)	634	2,152	7,207
__________
s

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”
The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of December 31, 2012 and 2011.

	As of December 31, 2012
	Total Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI (2)	Gross Unrealized Losses - Other (3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$9,580	$871	$—	$(16)	$10,435
Freddie Mac	8,652	728	—	—	9,380
Ginnie Mae	645	106	—	—	751
Alt-A private-label securities	11,356	452	(637)	(96)	11,075
Subprime private-label securities	8,137	217	(669)	(238)	7,447
CMBS(4)	12,284	824	—	(11)	13,097
Mortgage revenue bonds	7,782	157	(45)	(52)	7,842
Other mortgage-related securities	3,330	109	(18)	(267)	3,154
Total	$61,766	$3,464	$(1,369)	$(680)	$63,181

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
__________
s

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments (“OTTI”) recognized in our consolidated statements of operations and comprehensive income (loss).

(2)
Represents the noncredit component of other-than-temporary impairments losses recorded in “Accumulated other comprehensive income (loss)” as well as cumulative changes in fair value of securities for which we previously recognized the credit component of other-than-temporary impairments.

(3)	Represents the gross unrealized losses on securities for which we have not recognized other-than-temporary impairments.

(4)	Amortized cost includes $527 million and $686 million as of December 31, 2012 and 2011, respectively, of increases to the carrying amount from previous fair value hedge accounting.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of December 31, 2012 and 2011.

	As of December 31, 2012
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$599	$(11)	$372
Alt-A private-label securities	(18)	541	(715)	4,465
Subprime private-label securities	(14)	243	(893)	5,058
CMBS	—	—	(11)	240
Mortgage revenue bonds	(3)	127	(94)	1,198
Other mortgage-related securities	(3)	95	(282)	1,529
Total	$(43)	$1,605	$(2,006)	$12,862

	As of December 31, 2011
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(4)	$519	$(13)	$208
Alt-A private-label securities	(133)	1,414	(1,731)	6,525
Subprime private-label securities	(73)	471	(1,914)	6,686
CMBS	(20)	1,458	(84)	2,790
Mortgage revenue bonds	(4)	114	(116)	1,971
Other mortgage-related securities	(21)	547	(300)	1,588
Total	$(255)	$4,523	$(4,158)	$19,768
Other-Than-Temporary Impairments
We recognize the credit component of other-than-temporary impairments of our debt securities in “Net other-than-temporary impairments” and the noncredit component in “Other comprehensive income (loss)” in our consolidated statements of operations and comprehensive income (loss) for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.
The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. As of December 31, 2012, $2.0 billion of gross unrealized losses on AFS securities had existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of December 31, 2012 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive income (loss).” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of December 31, 2012 that was 87% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.
The following table displays our net other-than-temporary impairments by major security type recognized in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended
	December 31,
	2012	2011	2010(1)
	(Dollars in millions)
Alt-A private-label securities	$365	$563	$327
Subprime private-label securities	329	(303)	368
Other	19	48	27
Net other-than-temporary impairments	$713	$308	$722
__________

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
Net other-than-temporary impairments recorded in the year ended December 31, 2012 increased compared with the year ended December 31, 2011, driven primarily by an update to the assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities. For additional information, refer to “Note 1, Summary of Significant Accounting Policies.”
The following table displays activity related to the unrealized credit component on debt securities held by us and recognized in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2012 and 2011. A related unrealized noncredit component has been recognized in “Other comprehensive income (loss).”

	For the Year Ended
	December 31,
	2012	2011
	(Dollars in millions)
Balance, January 1	$8,915	$8,215
Additions for the credit component on debt securities for which OTTI was not previously recognized	15	23
Additions for the credit component on debt securities for which OTTI was previously recognized	698	285
Reductions for securities no longer in portfolio at period end	(5)	(7)
(Reductions) additions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities(1)	(409)	399
Balance, December 31	$9,214	$8,915
__________

(1)	Amount includes out-of-period adjustment of $727 million in 2011 due to an overstatement of income and amortized cost.
As of December 31, 2012, those debt securities with other-than-temporary impairment for which we recognized the credit component of other-than-temporary impairments in our consolidated statements of operations and comprehensive income (loss) consisted predominantly of Alt-A and subprime private-label securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We have recorded other-than-temporary impairments for the year ended December 31, 2012 based on this analysis. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.
The following table displays the modeled attributes, including default rates and severities, which are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall as of December 31, 2012. Assumption of voluntary prepayment rates is also an input to the present value of expected losses.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2012
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$1,404	$438	$2,836	$431	$1,955
Weighted average collateral default(1)	39.9%	37.3%	12.8%	26.6%	16.3%
Weighted average collateral severities(2)	69.0	60.0	53.7	53.0	47.1
Weighted average voluntary prepayment rates(3)	6.6	6.2	12.1	6.5	9.4
Average credit enhancement(4)	51.9	11.4	12.1	23.0	9.2
2005
Unpaid principal balance	$136	$1,171	$1,015	$467	$2,058
Weighted average collateral default(1)	66.5%	51.0%	36.6%	46.7%	33.3%
Weighted average collateral severities(2)	74.3	66.1	64.5	62.7	54.7
Weighted average voluntary prepayment rates(3)	2.6	4.8	7.3	5.4	6.0
Average credit enhancement(4)	65.3	17.1	0.8	11.8	3.9
2006
Unpaid principal balance	$10,543	$995	$464	$1,400	$1,434
Weighted average collateral default(1)	69.2%	65.2%	38.3%	51.8%	30.9%
Weighted average collateral severities(2)	76.4	67.4	66.4	63.4	55.3
Weighted average voluntary prepayment rates(3)	2.4	3.6	5.8	4.2	6.0
Average credit enhancement(4)	13.1	11.2	0.2	0.6	—
2007 & After:
Unpaid principal balance	$570	$—	$—	$—	$101
Weighted average collateral default(1)	64.6%	N/A	N/A	N/A	37.1%
Weighted average collateral severities(2)	66.9	N/A	N/A	N/A	57.2
Weighted average voluntary prepayment rates(3)	1.9	N/A	N/A	N/A	6.9
Average credit enhancement(4)	27.4	N/A	N/A	N/A	21.7
Total
Unpaid principal balance	$12,653	$2,604	$4,315	$2,298	$5,548
Weighted average collateral default(1)	65.8%	54.1%	21.1%	46.0%	26.8%
Weighted average collateral severities(2)	75.2	65.6	57.6	61.3	52.2
Weighted average voluntary prepayment rates(3)	2.8	4.6	10.3	4.9	7.2
Average credit enhancement(4)	18.6	13.9	8.2	7.1	5.1
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For mortgage revenue bonds, where we cannot utilize credit-sensitized cash flows, we perform a qualitative and quantitative analysis to assess whether a bond is other-than-temporarily impaired. If a bond is deemed to be other-than-temporarily impaired, the projected contractual cash flows of the security are reduced by a default loss amount based on the security’s lowest credit rating as provided by the major nationally recognized statistical rating organizations. The lower the security’s credit rating, the larger the amount by which the contractual cash flows are reduced. These adjusted cash flows are then used in the present value calculation to determine the credit portion of other-than-temporary impairments. While we have recognized other-than-temporary impairments on these bonds, we expect to realize no credit losses on the vast majority of our holdings due to the inherent financial strength of the issuers, or in some cases, the amount of external credit support from mortgage collateral or financial guarantees. The fair values of these bonds are impacted by the low levels of market liquidity and greater expected yield, which has led to unrealized losses in the portfolio that we deem to be temporary.
Other mortgage-related securities include manufactured housing securities, some of which have been other-than-temporarily impaired in 2012. For manufactured housing securities, we utilize models that incorporate recent historical performance information and other relevant public data to run cash flows and assess for other-than-temporary impairments. Given the significant seasoning of these securities we expect that the future performance will be in line with how the securities are currently performing. We model securities assuming the benefit of those external financial guarantees that are deemed creditworthy. If we determined that securities were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or, if a loss was projected, that present value of expected cash flows was greater than the security’s cost basis.
We analyzed commercial mortgage-backed securities (“CMBS”) using a CMBS loss forecast model that incorporates a loan level loss forecast. This forecast takes into account loan performance, loan status, loan attributes, structures, metropolitan area, property type and macroeconomic expectations. Given the current high level of credit enhancement and collateral loss expectations, no single bond is expected to experience a principal write-down or interest shortfall. Our CMBS loss forecast expectations may change as macroeconomic conditions and the commercial real estate market evolve. As of December 31, 2012, we had no other-than-temporary impairments in our holdings of CMBS as we projected the remaining subordination to be more than sufficient to absorb the level of projected losses. While downgrades have occurred in this sector, all of our holdings remained investment grade as of December 31, 2012.
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of December 31, 2012. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of December 31, 2012
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$9,580	$10,435	$—	$—	$85	$90	$847	$899	$8,648	$9,446
Freddie Mac	8,652	9,380	2	2	79	83	786	845	7,785	8,450
Ginnie Mae	645	751	—	—	2	2	7	8	636	741
Alt-A private-label securities	11,356	11,075	—	—	—	—	178	183	11,178	10,892
Subprime private-label securities	8,137	7,447	—	—	—	—	—	—	8,137	7,447
CMBS	12,284	13,097	—	—	11,892	12,699	149	164	243	234
Mortgage revenue bonds	7,782	7,842	46	48	309	319	647	657	6,780	6,818
Other mortgage-related securities	3,330	3,154	—	—	—	8	2	2	3,328	3,144
Total	$61,766	$63,181	$48	$50	$12,367	$13,201	$2,616	$2,758	$46,735	$47,172
Weighted average yield(1)	4.64%		4.25%		3.87%		5.03%		4.82%

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

__________

(1)
Yields are determined by dividing interest income (including amortization and accretion of premiums, discounts and other cost basis adjustments) by amortized cost balances as of year-end. Yields on tax exempt obligations have been computed on a tax equivalent basis.

Accumulated Other Comprehensive Income (Loss)
The following table displays our accumulated other comprehensive income (loss) by major categories as of December 31, 2012, 2011 and 2010.

	As of December 31,
	2012	2011	2010(1)
	(Dollars in millions)
Net unrealized gains on available-for-sale securities for which we have not recorded OTTI, net of tax	$1,399	$1,152	$304
Net unrealized losses on available-for-sale securities for which we have recorded OTTI, net of tax	(465)	(1,953)	(1,736)
Prior service cost and actuarial gains, net of amortization for defined benefit plans, net of tax	(505)	(389)	(214)
Other losses	(45)	(45)	(36)
Accumulated other comprehensive income (loss)	$384	$(1,235)	$(1,682)
__________

(1)	Includes a net increase of $3.4 billion from the adoption of the consolidation accounting guidance.
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
For those guarantees recognized in our consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $50.6 billion and $59.4 billion as of December 31, 2012 and 2011, respectively.
In addition, we had maximum potential exposure of $8.3 billion and $9.3 billion for other guarantees not recognized in our consolidated balance sheets as of December 31, 2012 and 2011, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to January 1, 2010, the effective date of current accounting guidance on guaranty accounting.
The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our consolidated balance sheets was $13.3 billion and $14.1 billion as of December 31, 2012 and 2011, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our consolidated balance sheets was $3.6 billion and $4.0 billion as of December 31, 2012 and 2011, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.
Risk Characteristics of our Book of Business
We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of December 31, 2012 and 2011.

	As of December 31,
	2012(1)			2011(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.75%	0.63%	3.66%	1.98%	0.73%	4.47%
Percentage of single-family conventional loans(4)	1.96	0.66	3.29	2.17	0.74	3.91

	As of December 31,
	2012(1)		2011(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	13%	13.42%	18%	13.76%
Geographical distribution:
Arizona	2	2.14	2	3.65
California	19	1.69	19	2.46
Florida	6	10.06	6	11.80
Nevada	1	6.70	1	7.42
Select Midwest states(6)	10	3.51	10	4.39
All other states	62	2.85	62	3.18
Product distribution:
Alt-A	6	11.36	7	12.43
Subprime	*	20.60	*	23.18
Vintages:
2005	5	7.79	7	7.27
2006	5	12.15	7	11.81
2007	7	12.99	10	12.62
2008	5	6.63	7	5.64
All other vintages	78	1.36	69	1.59
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	14.76	1	18.67

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

__________

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of December 31, 2012 and 2011.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of December 31, 2012 and 2011.

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

(6)	Consists of Illinois, Indiana, Michigan, and Ohio.

	As of December 31,
	2012(1)(2)		2011(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.23%	0.24%	0.11%	0.59%

	As of December 31,
	2012(1)		2011(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original loan-to-value ratio:
Greater than 80%	4%	0.36%	5%	2.51%
Less than or equal to 80%	96	0.24	95	0.49
Original debt service coverage ratio:
Less than or equal to 1.10	8	0.22	8	0.24
Greater than 1.10	92	0.25	92	0.62
Current debt service coverage ratio less than 1.0(5)	5	2.11	7	3.66
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of December 31, 2012 and 2011 excluding loans that have been defeased.

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

(5)
Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results of our multifamily borrowers, there is a lag in reporting, which typically can range from 6 to 12 months.

Fannie Mae MBS Included in Investments in Securities
For Fannie Mae MBS included in “Investments in securities” in our consolidated balance sheets, we do not eliminate or extinguish the guaranty arrangement because it is a contractual arrangement with the unconsolidated MBS trusts. We determine the fair value of Fannie Mae MBS based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. Absent our guaranty, Fannie Mae MBS would be subject to the credit risk on the underlying loans. We continue to recognize a guaranty obligation and a reserve for guaranty losses associated with these securities because we carry these securities in our consolidated financial statements as guaranteed Fannie Mae MBS. The fair value of the guaranty obligation, net of deferred profit, associated with

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $1.8 billion and $2.2 billion as of December 31, 2012 and 2011, respectively.
7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in full satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held for sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property net of the related valuation allowance for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Beginning balance, January 1	$11,373	$16,173	$9,142
Additions	16,292	18,049	25,199
Disposals	(16,629)	(21,617)	(16,237)
Write-downs, net of recoveries	(547)	(1,232)	(1,931)
Ending balance, December 31(1)	$10,489	$11,373	$16,173
__________

(1)	Includes valuation allowance of $669 million, $1.0 billion and $1.9 billion for the years ended December 31, 2012, 2011 and 2010, respectively.
We classify as held for use those properties that we do not intend to sell or that are not ready for immediate sale in their current condition, which are reflected in “Other assets” in our consolidated balance sheets. The following table displays the activity and carrying amount of acquired properties held for use for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Beginning balance, January 1	$835	$889	$44
Transfers in from held for sale, net and additions	1,173	1,045	977
Transfers to held for sale, net	(748)	(547)	(64)
Depreciation, asset write-downs, and other	(387)	(552)	(68)
Ending balance, December 31	$873	$835	$889
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of December 31, 2012 and 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2012		2011
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Fixed-rate short-term debt:
Discount notes(2)	$104,730	0.15%	$146,301	0.13%
Foreign exchange discount notes(3)	503	1.61	371	1.88
Other(4)	—	—	80	0.04
Total short-term debt of Fannie Mae	105,233	0.16	146,752	0.13
Debt of consolidated trusts	3,483	0.15	4,973	0.09
Total short-term debt	$108,716	0.16%	$151,725	0.13%
__________

(1)	Includes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments.

(2)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

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

(4)	Consists of foreign exchange discount notes denominated in U.S. dollars.
Intraday Lines of Credit
We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $15.0 billion and $25.0 billion as of December 31, 2012 and 2011, respectively. We had no borrowings outstanding from these lines of credit as of December 31, 2012. We had no unsecured, uncommitted lines of credit as of December 31, 2012 and $500 million as of December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of December 31, 2012 and 2011.

	As of December 31,
	2012			2011
	Maturities	Outstanding	Weighted- Average Interest Rate (1)	Maturities	Outstanding	Weighted- Average Interest Rate (1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2013 - 2030	$251,768	2.59%	2012 - 2030	$277,146	2.81%
Medium-term notes(2)	2013 - 2022	172,288	1.35	2012 - 2021	176,886	1.61
Foreign exchange notes and bonds	2021 - 2028	694	5.44	2021 - 2028	662	5.44
Other(3)(4)	2013 - 2038	40,819	4.99	2012 - 2040	50,912	5.29
Total senior fixed		465,569	2.35		505,606	2.64
Senior floating:
Medium-term notes(2)	2013 - 2019	38,633	0.27	2012 - 2016	71,855	0.32
Other(3)(4)	2020 - 2037	365	8.22	2020 - 2037	420	8.01
Total senior floating		38,998	0.33		72,275	0.35
Subordinated fixed:
Qualifying subordinated(5)	2013 - 2014	2,522	5.00	2012 - 2014	4,894	5.08
Subordinated debentures	2019	3,197	9.92	2019	2,917	9.91
Total subordinated fixed		5,719	7.75		7,811	6.88
Secured borrowings(6)	2021 - 2022	345	1.87	—	—	—
Total long-term debt of Fannie Mae(7)		510,631	2.25		585,692	2.42
Debt of consolidated trusts(4)	2013 - 2052	2,570,170	3.36	2012 - 2051	2,452,455	4.18
Total long-term debt		$3,080,801	3.18%		$3,038,147	3.84%
__________

(1)	Includes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes long-term debt that is not included in other debt categories.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

(5)	Consists of subordinated debt issued with an interest deferral feature.

(6)
Represents our remaining liability resulting from the transfers of financial assets from our consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Reported amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $6.0 billion and $9.2 billion as of December 31, 2012 and 2011, respectively.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt of Consolidated Trusts
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders.
Characteristics of Debt
As of December 31, 2012 and 2011, the face amount of our debt securities of Fannie Mae was $621.8 billion and $741.6 billion, respectively. As of December 31, 2012 and 2011, we had zero-coupon debt with a face amount of $120.7 billion and $165.8 billion, respectively, which had an effective interest rate of 0.93% and 0.68%, respectively.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2012 and 2011 included $177.8 billion and $187.9 billion, respectively, of callable debt that could be redeemed in whole or in part at our option or the option of the investor any time on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2012 by year of maturity for each of the years 2013 through 2017 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2013	$103,187	$252,419
2014	95,040	111,089
2015	76,591	48,130
2016	53,872	34,077
2017	90,794	42,248
Thereafter	91,147	22,668
Total debt of Fannie Mae(1)	510,631	510,631
Debt of consolidated trusts(2)	2,570,170	2,570,170
Total long-term debt(3)	$3,080,801	$3,080,801
__________

(1)	Reported amount includes a net unamortized discount, fair value adjustments and other cost basis adjustments of $6.0 billion.

(2)
Contractual maturity of debt of consolidated trusts is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

(3)	Includes a portion of structured debt instruments that is reported at fair value.
The following table displays the amount of our debt of Fannie Mae that was called and repurchased and the associated weighted-average interest rates for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Debt called	$200,713	$201,651	$289,770
Weighted-average interest rate of debt called	2.0%	2.4%	3.1%
Debt repurchased	$44	$2,887	$1,333
Weighted-average interest rate of debt repurchased	3.8%	3.1%	3.3%
9.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity, results of operations, and our overall interest rate risk management strategy. We use derivatives when we

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

believe they will provide greater relative value or more efficient execution of our strategy than debt securities. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of contracts that fall into the following broad categories:

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

We enter into forward commitments to purchase mortgage loans and to purchase or sell mortgage-related securities that lock in the future delivery of these instruments at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the criteria to be accounted for as derivatives. We typically settle the notional amount of our mortgage loan commitments that are accounted for as a derivative.
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of December 31, 2012 and 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2012				As of December 31, 2011
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$19,450	$270	$239,017	$(18,237)	$30,950	$102	$155,807	$(17,391)
Receive-fixed	231,346	10,514	57,190	(200)	170,668	8,118	59,027	(93)
Basis	23,199	151	1,700	—	382	122	9,240	(44)
Foreign currency	686	193	509	(45)	581	155	451	(62)
Swaptions:
Pay-fixed	33,050	102	36,225	(184)	48,600	165	47,750	(194)
Receive-fixed	15,970	3,572	36,225	(2,279)	33,695	6,371	47,750	(3,238)
Other(1)	7,374	26	13	(1)	8,214	52	75	—
Total gross risk management derivatives	331,075	14,828	370,879	(20,946)	293,090	15,085	320,100	(21,022)
Accrued interest receivable (payable)	—	1,242	—	(1,508)	—	920	—	(1,238)
Netting adjustment(2)	—	(15,791)	—	22,046	—	(15,829)	—	21,898
Total net risk management derivatives	$331,075	$279	$370,879	$(408)	$293,090	$176	$320,100	$(362)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$12,360	$27	$5,232	$(8)	$9,710	$73	$422	$—
Forward contracts to purchase mortgage-related securities	34,545	103	12,557	(23)	32,707	309	2,570	(6)
Forward contracts to sell mortgage-related securities	18,886	26	75,477	(266)	1,370	3	54,656	(548)
Total mortgage commitment derivatives	$65,791	$156	$93,266	$(297)	$43,787	$385	$57,648	$(554)
Derivatives at fair value	$396,866	$435	$464,145	$(705)	$336,877	$561	$377,748	$(916)
__________

(1)
Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $6.3 billion and $6.8 billion as of December 31, 2012 and 2011, respectively. No cash collateral was received as of December 31, 2012 and $779 million was received as of December 31, 2011.

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt were to fall below established thresholds in our derivatives agreements, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of December 31, 2012 was $6.4 billion, for which we posted collateral of $6.3 billion in the normal course of business. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $159 million of collateral would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2012.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our consolidated statements of operations and comprehensive income (loss). The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(6,681)	$(18,040)	$(17,573)
Receive-fixed	4,052	7,939	14,382
Basis	99	86	17
Foreign currency	75	156	157
Swaptions:
Pay-fixed	132	860	(2,026)
Receive-fixed	410	2,932	3,327
Other(1)	(25)	(72)	(91)
Total risk management derivatives fair value losses, net	(1,938)	(6,139)	(1,807)
Mortgage commitment derivatives fair value losses, net	(1,688)	(423)	(1,193)
Total derivatives fair value losses, net	$(3,626)	$(6,562)	$(3,000)
__________

(1)	Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us which may require us to obtain a replacement derivative from a different counterparty at a higher cost or may be unable to find a suitable replacement. We manage our counterparty credit exposure mainly through master netting arrangements which allow us to net derivative assets and liabilities with the same counterparty and by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
10. Income Taxes
We operate as a government-sponsored enterprise. We are subject to federal income tax, but we are exempt from state and local income taxes.
Deferred Tax Assets and Liabilities
We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.
Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	the sustainability of recent profitability required to realize the deferred tax assets;

•	the cumulative net losses in our consolidated statements of operations in recent years;

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years; and

•	the carryforward periods for net operating losses and tax credits.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2012, we have concluded that it is more likely than not that our deferred tax asset will not be realized in its entirety and that therefore we should retain the valuation allowance against our net deferred tax assets. The valuation allowance as of December 31, 2012 was $58.9 billion. Giving more weight to evidence that could be objectively verified than to evidence that could not be objectively verified, we determined that the factors in favor of releasing the allowance were outweighed by the evidence against releasing the valuation allowance. The factors that weighed against releasing the allowance as of December 31, 2012 and ultimately outweighed the factors in favor of releasing the reserve discussed below were the following:

•	on a cumulative basis, we reported losses in our consolidated statements of operations for the three-years ended December 31, 2012;

•
the impact of a reduction in funds available to us under the senior preferred stock purchase agreement that would have resulted from releasing the valuation allowance during the three months ended December 31, 2012, which we discuss below;

•	stability in the housing market is relatively recent and home prices, while improving, are still well below their peak, which results in uncertainty regarding our projections of future credit losses;

•	the uncertainty surrounding the future of our company given we are in conservatorship; and

•	we have a limited recent history of profitability and a large number of delinquent loans in our book of business.
Under the terms of the senior preferred stock purchase agreement, the amount of funding available to us after December 31, 2012 is adjusted based on our positive net worth as of December 31, 2012 and is not affected by any positive net worth we may have on future dates. Accordingly, the amount of funding available under the senior preferred stock purchase agreement will be reduced only to the extent that we draw funds from Treasury under the agreement in the future. A decision to release the valuation allowance in 2013 will not reduce the funding available to us under the senior preferred stock purchase agreement.
Releasing the valuation allowance during the three months ended December 31, 2012 would have decreased our available funding under the senior preferred stock purchase agreement to approximately $84 billion, compared to approximately $118 billion of available funding that resulted from not releasing the valuation allowance in the fourth quarter.
There was significant uncertainty regarding the effects that an approximately $34 billion reduction in the funds available to us under the senior preferred stock purchase agreement would have had on our business and financial results, including regulatory actions that would limit our business operations to ensure safety and soundness of the company, particularly in view of the fact that stability in the housing market and improvements in our financial results are relatively recent. This uncertainty was a significant consideration in our determination not to release the valuation allowance as of December 31, 2012.
In addition, it is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of pre-tax income or loss as the primary measure of cumulative losses in recent years. Over the three years ended December 31, 2012, we remain in a cumulative loss position. However, we expect that as of the three months ended March 31, 2013, we will report income for the fifth consecutive quarter and we will show cumulative profits for the past twelve quarters.
The following factors weighed in favor of releasing the allowance as of December 31, 2012:

•	our 2012 profitability and our expectations regarding the sustainability of profits;

•	the strong credit profile of the loans we have acquired since 2009;

•	the significant size of our guaranty book of business and our contractual rights for future revenue from this book of business;

•	our taxable income for 2012 and our expectations regarding the likelihood of future taxable income; and

•	the carryforward periods for our net operating losses and tax credits.
We will continue to evaluate the recoverability of our deferred tax assets. Our evaluation in future quarters will be made by reviewing all relevant factors as of the end of those periods including the factors discussed above to the extent applicable. Releasing all or a portion of the valuation allowance after December 31, 2012 will not reduce the funding available to us under the senior preferred stock purchase agreement as discussed above. In addition, we expect that, for the three months ended March 31, 2013, we will no longer be in a three-year cumulative loss position. Accordingly, although we have not

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

completed the analysis, we believe that, after considering all relevant factors, we may release the valuation allowance as early as the three months ended March 31, 2013.
If we reverse all or a significant portion of our valuation allowance in a future period we would record a material tax benefit in net income reflecting the reversal. This tax benefit would increase our net worth as of the end of the period in which we record it and, as a result, the amount of the dividend we will be required to pay Treasury in the following quarter pursuant to the terms of the senior preferred stock purchase agreement. This tax benefit would also result in a large negative effective tax rate in the period in which the valuation allowance is released.
In addition, if all or a significant portion of the valuation allowance is reversed, our effective tax rate will approach the statutory tax rate after the year in which the reversal is recorded. Our recorded effective tax rate has been at or close to zero since we established our valuation allowance because our provision or benefit for income taxes, as it relates to the change in the deferred tax asset balance, has been offset by a corresponding decrease or increase to our valuation allowance.
The following table displays our deferred tax assets, deferred tax liabilities, and valuation allowance as of December 31, 2012 and 2011.

	As of December 31,
	2012	2011
	(Dollars in millions)
Deferred tax assets:
Allowance for loan losses and basis in acquired property, net	$26,263	$29,935
Mortgage and mortgage-related assets	14,912	12,358
Debt and derivative instruments	5,450	6,562
Partnership credits	5,933	5,473
Partnership and other equity investments	1,610	1,809
Unrealized losses on AFS securities, net	—	442
Net operating loss and alternative minimum tax credit carryforwards	2,586	5,904
Other, net	2,084	2,053
Total deferred tax assets	58,838	64,536
Deferred tax liabilities:
Unrealized gains on AFS securities, net	496	—
Other, net	—	23
Total deferred tax liabilities	496	23
Valuation allowance	(58,851)	(64,080)
Net deferred tax (liabilities) assets	$(509)	$433
As of December 31, 2012, we had $8.3 billion of net operating loss carryforwards that expire in 2030 through 2031, $1.5 billion of capital loss carryforwards that expire in 2014 through 2017, $5.9 billion of partnership tax credit carryforwards that expire in various years through 2031, and $344 million of alternative minimum tax credit carryforwards that have an indefinite carryforward period.
Benefit for Income Taxes
The following table displays the components of our benefit for federal income taxes for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Current income tax benefit	$—	$90	$82
Deferred income tax benefit (1)	—	—	—
Benefit for federal income taxes	$—	$90	$82

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

__________

(1)	Amount excludes the income tax effect of items recognized directly in “Fannie Mae stockholders’ equity (deficit).”
During 2011, we received a refund of $1.1 billion from the IRS related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years. In addition, we effectively settled our 2007 and 2008 tax years with the IRS and, as a result, we recognized an income tax benefit of $90 million in our consolidated statements of operations and comprehensive loss for 2011.
The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2012, 2011 and 2010, respectively.

	For the Year Ended December 31,
	2012	2011	2010
Statutory corporate tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	(0.7)	0.9	1.3
Equity investments in affordable housing projects	(3.9)	4.8	6.3
Other	0.2	1.0	0.1
Valuation allowance	(30.6)	(41.2)	(42.1)
Effective tax rate	—%	0.5%	0.6%
Our effective tax rate is the benefit for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rate was different from the federal statutory rate of 35% for the year ended December 31, 2012 due primarily to the decrease to our valuation allowance for our net deferred tax assets that resulted in the recognition of $5.3 billion in our benefit for income taxes, fully offset by a corresponding decrease in our deferred tax assets. Our effective tax rates were different from the federal statutory rate of 35% for the years ended December 31, 2011 and 2010 due primarily to the increase to our valuation allowance for our net deferred tax assets that resulted in the recognition of $7.0 billion and $5.9 billion, respectively, in our provision for income taxes, fully offset by a corresponding increase in our deferred tax assets in each period. Our effective tax rate for the year ended December 31, 2011 was further impacted by the release of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 2007 through 2008.
Unrecognized Tax Benefits
We had $648 million, $758 million, and $864 million of unrecognized tax benefits as of December 31, 2012, 2011 and 2010, respectively. Of these amounts, we had $60 million as of December 31, 2010 that was resolved favorably in 2011 and reduced our effective tax rate in 2011. There are no unrecognized tax benefits as of December 31, 2012 and 2011 that would reduce our effective tax rate in future periods. As of December 31, 2012 and 2011, we had no accrued interest payable related to unrecognized tax benefits. As of December 31, 2010, we had accrued interest payable related to unrecognized tax benefits of $5 million. For the years ended December 31, 2012 and 2011, we had no interest expense related to unrecognized tax benefits and did not have any tax expense related to tax penalties. For the year ended 2010, we had total interest expense related to unrecognized tax benefits of $2 million and did not have any tax expense related to tax penalties.
The IRS is currently examining our federal income tax returns related to the 2009 and 2010 tax years. In 2011, we effectively settled our federal income tax returns for the tax years 2007 and 2008 with the IRS, which resulted in a $105 million reduction in our gross balance of unrecognized tax benefits. In 2010, we and the IRS appeals division reached an agreement for all issues related to the tax years 1999 through 2004, which resulted in a $99 million reduction in our gross balance of unrecognized tax benefits for the tax years 1999 through 2004.
The following table displays the changes in our unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Unrecognized tax benefits as of January 1	$758	$864	$911
Gross increases—tax positions in prior years	—	1	83
Gross decreases—tax positions in prior years	(110)	(2)	(31)
Settlements	—	(105)	(99)
Unrecognized tax benefits as of December 31(1)	$648	$758	$864
__________

(1)	Amounts exclude tax credits and net operating losses of $648 million, $758 million and $804 million as of December 31, 2012, 2011 and 2010, respectively.
11. Earnings (Loss) Per Share
The following table displays the computation of basic and diluted loss per share of common stock for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars and shares in millions, except per share amounts)
Net income (loss)	$17,220	$(16,855)	$(14,018)
Less: Net loss attributable to noncontrolling interest	4	—	4
Net income (loss) attributable to Fannie Mae	17,224	(16,855)	(14,014)
Preferred stock dividends	(11,603)	(9,614)	(7,704)
Undistributed earnings available for distribution to senior preferred stockholder	(4,224)	—	—
Net income (loss) attributable to common stockholders	$1,397	$(26,469)	$(21,718)
Weighted-average common shares outstanding—Basic(1)	5,762	5,737	5,694
Convertible preferred stock	131	—	—
Weighted-average common shares outstanding—Diluted(1)	5,893	5,737	5,694
Earnings (loss) per share:
Basic	$0.24	$(4.61)	$(3.81)
Diluted	$0.24	$(4.61)	$(3.81)
__________

(1)
Includes 4.7 billion for the year ended December 31, 2012, and 4.6 billion for both the years ended December 31, 2011 and 2010 of weighted-average shares of common stock, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2012, 2011 and 2010, respectively.

In 2012, the terms of the senior preferred stock purchase agreement were amended to ultimately require the payment of our entire net worth to Treasury. Although the calculation of earnings per share presented above and on our consolidated statements of operations and comprehensive income (loss) reflects basic and diluted earnings of $0.24 attributable to common stockholders for the year ended December 31, 2012, such amounts are not available to common stockholders under the amended terms of the senior preferred stock purchase agreement.
There was no impact to the numerator of our diluted EPS calculation from the dilutive convertible preferred stock for the year ended December 31, 2012.
Weighted-average options and performance awards to purchase approximately 3 million, 5 million and 8 million shares of common stock were outstanding for the years ended December 31, 2012, 2011 and 2010, respectively, and were excluded from the computation of diluted EPS in the table above as they would have been anti-dilutive.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Employee Retirement Benefits
We sponsor both defined benefit plans and defined contribution plans for our employees, as well as a healthcare plan that provides certain health benefits for retired employees and their dependents. Net periodic benefit costs for defined benefit and healthcare plans, which are determined on an actuarial basis, and expenses for our defined contribution plans, are included in “Salaries and employee benefits expense” in our consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2012, 2011 and 2010, we recognized net periodic benefit costs for our defined benefit and healthcare plans and expenses for our defined contribution plans of $133 million, $118 million and $112 million, respectively.
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
The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the years ended December 31, 2012, 2011 and 2010. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Year Ended December 31,
	2012		2011		2010
		Other Post-		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan	Plans	Plan
	(Dollars in millions)
Service cost	$37	$6	$39	$6	$37	$6
Interest cost	72	9	72	9	66	9
Expected return on plan assets	(73)	—	(69)	—	(60)	—
Other	30	(3)	12	(7)	9	(2)
Net periodic benefit cost	$66	$12	$54	$8	$52	$13

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized over the average remaining service period for active employees for our pension plans and prior to the full eligibility date for the other postretirement Health Care Plan.
The following table displays the changes in the pre-tax and after-tax amounts recognized in AOCI that have not been recognized as a component of net periodic benefit cost for the years ended December 31, 2012 and 2011.

	For the Year Ended
	2012		2011
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)
Actuarial Loss:
Beginning balance, January 1	$393	$36	$218	$42
Current year actuarial loss (gain)	135	8	184	(5)
Amortization	(29)	(1)	(9)	(1)
Ending balance, December 31	499	43	393	36
Prior Service Cost (Credit):
Beginning balance, January 1	$4	$(46)	$6	$(56)
Prior service credit due to curtailments	—	—	—	5
Amortization	(1)	6	(2)	5
Ending balance, December 31	3	(40)	4	(46)
Transition Obligation:
Beginning balance, January 1	$—	$2	$—	$4
Amortization	—	(2)	—	(2)
Ending balance, December 31	—	—	—	2
Pre-tax and after-tax amount recorded in AOCI	$502	$3	$397	$(8)
As of December 31, 2012 we expect to recognize pre-tax amounts in AOCI of $42 million in net periodic benefit costs associated with our pension plans and $3 million in net periodic benefit credits associated with our other postretirement plan in 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays the status of our pension and other postretirement plans as of December 31, 2012 and 2011.

	As of December 31,
	2012		2011
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$1,452	$183	$1,257	$180
Service cost	37	6	39	6
Interest cost	72	9	72	9
Plan participants’ contributions	—	2	—	2
Net actuarial loss (gain)	198	9	131	(1)
Curtailment gain	—	—	(14)	(5)
Benefits paid	(35)	(8)	(33)	(8)
Projected benefit obligation at end of year	1,724	201	1,452	183
Change in Plan Assets:
Fair value of plan assets at beginning of year	1,042	—	942	—
Actual return on plan assets	136	—	2	—
Employer contributions	84	6	131	6
Plan participants’ contributions	—	2	—	2
Benefits paid	(35)	(8)	(33)	(8)
Fair value of plan assets at end of year	1,227	—	1,042	—
Funded status at end of year(1)	$(497)	$(201)	$(410)	$(183)
__________

(1)	Included in other liabilities of our consolidated balance sheets as of December 31, 2012 and 2011.
Actuarial gains or losses reflect annual changes in the amount of either the benefit obligation or the fair value of plan assets that result from the difference between actual experience and projected amounts or from changes in assumptions.
The accumulated benefit obligation for our pension plans was $1.6 billion and $1.3 billion as of December 31, 2012 and 2011, respectively.
Contributions to the qualified pension plan increase the plan assets while contributions to the unfunded plans are made to fund current period benefit payments or to fulfill annual funding requirements. We were not required to make minimum contributions to our qualified pension plan for each of the years in the three-year period ended December 31, 2012 since we met the minimum funding requirements as prescribed by ERISA. However, we did make a discretionary contribution to our qualified pension plan of $76 million, $124 million and $42 million during 2012, 2011 and 2010, respectively.
During 2012, we contributed $76 million to our qualified pension plan, $8 million to our nonqualified pension plans and $6 million to our other postretirement benefit plan. During 2013, we anticipate contributing $48 million to our benefit plans, consisting of $31 million to our qualified pension plan, $9 million to our nonqualified pension plans and $8 million to our other postretirement plan.
The fair value of plan assets of our funded qualified pension plan was less than our accumulated benefit obligation by $140 million and $100 million as of December 31, 2012 and 2011, respectively. There were no plan assets returned to us as of April 2, 2013 and we do not expect any plan assets to be returned to us during the remainder of 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumptions
Pension and other postretirement benefit amounts recognized in our consolidated financial statements are determined on an actuarial basis using several different assumptions that are measured as of December 31, 2012, 2011 and 2010. The following table displays the actuarial assumptions for our plans used in determining the net periodic benefit costs and the projected and accumulated benefit obligations as of December 31, 2012, 2011 and 2010.

	As of December 31,
	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	4.95%	5.65%	6.10%	4.75%	5.40%	5.75%
Average rate of increase in future compensation	4.00	4.00	4.00
Expected long-term weighted-average rate of return on plan assets	7.00	7.25	7.50
Weighted-average assumptions used to determine benefit obligation at year-end:
Discount rate	4.15%	4.95%	5.65%	4.05%	4.75%	5.40%
Average rate of increase in future compensation	4.00	4.00	4.00
Health care cost trend rate assumed for next year:
Pre-65				7.50%	8.00%	8.00%
Post-65				7.50	8.00	8.00
Rate that cost trend rate gradually declines to and remains at:				5.00	5.00	5.00
Year that rate reaches the ultimate trend rate				2018	2018	2018
As of December 31, 2012, the effect of a 1% increase in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by $8 million. The effect of a 1% decrease in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by $11 million.
We review our pension and other postretirement benefit plan assumptions on an annual basis. We calculate the net periodic benefit cost each year based on assumptions established at the end of the previous calendar year, unless we remeasure as a result of a curtailment. In determining our net periodic benefit costs, we assess the discount rate to be used in the annual actuarial valuation of our pension and other postretirement benefit obligations at year-end. We consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants, such as age and gender. As of December 31, 2012, the discount rate used to determine our obligation decreased by 80 basis points for pension and 70 basis points for postretirement, reflecting a corresponding rate decrease in corporate-fixed income debt instruments during 2012. We also assess the long-term rate of return on plan assets for our qualified pension plan. The return on asset assumption reflects our expectations for plan-level returns over a term of approximately seven to ten years. Given the longer-term nature of the assumption and a stable investment policy, it may or may not change from year to year. However, if longer-term market cycles or other economic developments impact the global investment environment, or asset allocation changes are made, we may adjust our assumption accordingly. Changes in assumptions used in determining pension and other postretirement benefits resulted in an increase in benefit cost of $22 million, $17 million, and $4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Qualified Pension Plan Assets
The following table displays our qualified pension plan assets by asset category at their fair value as of December 31, 2012 and 2011. The fair value of assets in Level 1 have been determined based on quoted prices of identical assets in active markets as of year end, while the fair value of assets in Level 2 have been determined based on the net asset value per share of the investments as of year end. None of the fair values for plan assets were determined by using significant unobservable inputs, or Level 3.

	Fair Value Measurement as of December 31,
	2012			2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(Dollars in millions)
Cash equivalents	$—	$16	$16	$—	$22	$22
Equity securities:
U.S. large-cap(1)	405	—	405	353	—	353
U.S. mid/small cap(2)	105	—	105	91	—	91
International(3)	—	215	215	—	167	167
Fixed income securities:
Investment grade credit(4)	—	486	486	—	409	409
Total plan assets at fair value	$510	$717	$1,227	$444	$598	$1,042
__________

(1)	Consists of a publicly traded equity index fund that tracks the S&P 500.

(2)	Consists of a publicly traded equity index fund that tracks all regularly traded U.S. stocks except those in the S&P 500.

(3)
Consists of an international equity fund that tracks an index of approximately 6,100 and 6,400 securities for 2012 and 2011, respectively, across over 40 countries. United Kingdom has the largest share with 15% and 16% in 2012 and 2011, respectively.

(4)
Consists of a bond fund that tracks a broadly diversified investment grade index that consists of approximately 3,600 and 3,000 issuances of investment grade bonds for 2012 and 2011, respectively, from diverse industries. International markets represent 19% and 20% of the fund in 2012 and 2011, respectively.

Our investment strategy is to diversify our plan assets in order to reduce our concentration risk, reflect the plan’s profile over time, and maintain an asset allocation that allows us to meet current and future benefit obligations. The assets of the qualified pension plan consist of exchange-listed stocks, held in broadly diversified index funds. We also invest in a broadly diversified indexed fixed income account. In addition, the plan holds liquid short-term investments that provide for monthly pension payments, plan expenses and, from time to time, may represent uninvested contributions or reallocation of plan assets. The target allocations for plan assets are from 55% to 65% for equity securities, 35% to 45% for fixed income securities and up to 2% for all other types of investments. The plan fiduciary periodically assesses our asset allocation to ensure it is consistent with our plan objective.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Expected Benefit Payments
The following table displays the benefits we expect to pay in each of the next five years and in the aggregate for the subsequent five years for our pension plans and other postretirement plan and are based on the same assumptions used to measure our benefit obligation as of December 31, 2012.

	Expected Retirement Plan Benefit Payments
		Other Postretirement Benefits
	Pension Benefits	Before Medicare Part D Subsidy	Medicare Part D Subsidy
	(Dollars in millions)
2013	$40	$8	$1
2014	44	8	1
2015	49	9	1
2016	54	9	1
2017	59	10	1
2018 — 2022	405	64	6
Defined Contribution Plans
Retirement Savings Plan
The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options.
We match employee contributions in cash up to 6% of eligible compensation (base salary, overtime pay and eligible incentive compensation) for employees who are not active in our defined benefit pension plan and up to 3% of eligible compensation (base salary only) for employees who are active in our defined benefit pension plan. Matching contributions for employees who are not active in our defined benefit pension plan are 100% vested and matching contributions for employees who are active in our defined benefit pension plan are fully vested after 5 years of service.
All employees, with the exception of those who participated in the Executive Pension Plan, receive a 2% contribution regardless of employee contributions to this plan. Participants are fully vested in this 2% contribution after three years of service.
The maximum employee contribution as established by the IRS was $17,000 for the year ended December 31, 2012 and $16,500 for the years ended December 31, 2011 and 2010, with additional “catch-up” contributions permitted for participants aged 50 and older of $5,500.
There was no option to invest directly in our common stock for the years ended December 31, 2012, 2011 and 2010. We recorded expense for this plan of $53 million, $55 million and $47 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Supplemental Retirement Savings Plan
The Supplemental Retirement Savings Plan is an unfunded, nonqualified defined contribution plan. This plan supplements our Retirement Savings Plan to provide benefits to employees who are not grandfathered under our defined benefit pension plan and whose annual eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans.
We credit to the plan 8% of a participant’s eligible compensation that exceeds the IRS annual limit of $250,000 in 2012. Eligible compensation consists of base salary plus eligible incentive compensation earned, if any, up to a combined maximum of two times base salary. The 8% credit consists of (1) a 6% credit that vests immediately, and (2) a 2% credit that vests after three years of service.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Segment Reporting
Our three reportable segments are: Single-Family, Multifamily, and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. Under our segment reporting, the sum of the results for our three business segments does not equal our consolidated statements of operations and comprehensive income (loss), as we separate the activity related to our consolidated trusts from the results generated by our three segments. We also include an eliminations/adjustments category to reconcile our business segment financial results and the activity related to our consolidated trusts to net income (loss) in our consolidated statements of operations and comprehensive income (loss).
The section below provides a discussion of the three business segments and how each segment’s financial information reconciles to our consolidated financial statements.
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
Our segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive income (loss) in order to reflect the activities and results of the Single-Family segment. The significant differences from the consolidated statements of operations and comprehensive income (loss) are as follows:

•
Guaranty fee income—Guaranty fee income reflects the cash guaranty fees paid by MBS trusts to Single-Family, the amortization of deferred cash fees (both the previously recorded deferred cash fees that were eliminated from our consolidated balance sheets at transition and deferred guaranty fees received subsequent to transition that are currently recognized in our consolidated financial statements through interest income), such as buy-ups, buy-downs, and risk-based pricing adjustments, and the guaranty fees from the Capital Markets group on single-family loans in our mortgage portfolio. To reconcile to our consolidated statements of operations and comprehensive income (loss), we eliminate guaranty fees and the amortization of deferred cash fees related to consolidated trusts as they are now reflected as a component of interest income; however, such accounting continues to be reflected for the segment reporting presentation.

•
Net interest income (loss)—Net interest loss within the Single-Family segment reflects interest expense to reimburse Capital Markets and consolidated trusts for contractual interest not received on mortgage loans, when interest income is no longer recognized in accordance with our nonaccrual accounting policy in our consolidated statements of operations and comprehensive income (loss). Net interest income (loss), also includes an allocated cost of capital charge among the three segments that is not included in net interest income in the consolidated statement of operations and comprehensive income (loss).

Multifamily
The primary sources of revenue for our Multifamily business are guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS, most of which are held within consolidated trusts, guaranty fees on the multifamily mortgage loans held in our mortgage portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. Investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. While the Multifamily guaranty business is similar to our Single-Family business, neither the economic return nor the nature of the credit risk is similar to that of Single-Family.
Our segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive income (loss) in order to reflect the activities and results of the Multifamily segment. The significant differences from the consolidated statements of operations and comprehensive income (loss) are as follows:

•
Guaranty fee income—Guaranty fee income reflects the cash guaranty fees paid by MBS trusts to Multifamily and the guaranty fees from the Capital Markets group on multifamily loans in Fannie Mae’s portfolio. To reconcile to our

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consolidated statements of operations and comprehensive income (loss), we eliminate guaranty fees related to consolidated trusts.

•
Gains (losses) from partnership investments—Gains (losses) from partnership investments primarily reflect gains or losses on investments in affordable rental and for-sale housing partnerships measured under the equity method of accounting. To reconcile to our consolidated statements of operations and comprehensive income (loss), we adjust the gains or losses to reflect the consolidation of certain partnership investments.

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
Our segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive income (loss) in order to reflect the activities and results of the Capital Markets group. The significant differences from the consolidated statements of operations and comprehensive income (loss) are as follows:

•
Net interest income—Net interest income reflects the interest income on mortgage loans and securities owned by Fannie Mae and interest expense on funding debt issued by Fannie Mae, including accretion and amortization of any cost basis adjustments. To reconcile to our consolidated statements of operations and comprehensive income (loss), we adjust for the impact of consolidated trusts and intercompany eliminations as follows:

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

•
Interest expense: Interest expense consists of contractual interest on the Capital Markets group’s interest-bearing liabilities, including the accretion and amortization of any cost basis adjustments. It excludes interest expense on debt issued by consolidated trusts. Therefore, the interest expense recognized on the Capital Markets group income statement is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our consolidated balance sheets. Net interest expense also includes an allocated cost of capital charge among the three business segments that is not included in net interest income in our consolidated statements of operations and comprehensive income (loss).

•
Investment gains or losses, net—Investment gains or losses, net reflects the gains and losses on securitizations and sales of available-for-sale securities from our portfolio. To reconcile to our consolidated statements of operations and comprehensive income (loss), we eliminate gains and losses on securities that have been consolidated to loans.

•
Fair value gains or losses, net—Fair value gains or losses, net for the Capital Markets group includes derivative gains and losses, foreign exchange gains and losses, and the fair value gains and losses on certain debt securities in our portfolio. To reconcile to our consolidated statements of operations and comprehensive income (loss), we eliminate fair value gains or losses on Fannie Mae MBS that have been consolidated to loans.

•
Other expenses, net—Debt extinguishment gains or losses recorded on the segment statements of operations relate exclusively to our funding debt, which is reported as “Debt of Fannie Mae” in our consolidated balance sheets. To reconcile to our consolidated statements of operations and comprehensive income (loss), we include debt extinguishment gains or losses related to consolidated trusts to arrive at our total recognized debt extinguishment gains or losses.

Segment Allocations and Results
Our business segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision or benefit for federal income taxes. In addition, we allocate intracompany guaranty

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fee income as a charge from the Single-Family and Multifamily segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group.
The following tables display our business segment financial results for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(790)	$(13)	$13,241	$7,156		$1,907	(3)	$21,501
Benefit for credit losses	672	180	—	—		—		852
Net interest (loss) income after benefit for credit losses	(118)	167	13,241	7,156		1,907		22,353
Guaranty fee income (expense)	8,151	1,040	(1,291)	(4,737)	(4)	(2,951)	(4)	212	(4)
Investment gains (losses), net	8	37	6,217	(1)		(5,774)	(5)	487
Net other-than-temporary impairments	—	—	(711)	(2)		—		(713)
Fair value losses, net	(8)	—	(3,041)	(313)		385	(6)	(2,977)
Debt extinguishment (losses) gains, net	—	—	(277)	33		—		(244)
Gains from partnership investments	—	123	—	—		(4)		119	(7)
Fee and other income (expense)	759	207	717	(395)		(13)		1,275
Administrative expenses	(1,590)	(269)	(508)	—		—		(2,367)
Foreclosed property income	247	7	—	—		—		254
Other expenses	(1,079)	(5)	(22)	—		(73)		(1,179)
Income before federal income taxes	6,370	1,307	14,325	1,741		(6,523)		17,220
(Provision) benefit for federal income taxes	(80)	204	(124)	—		—		—
Net income	6,290	1,511	14,201	1,741		(6,523)		17,220
Less: Net loss attributable to noncontrolling interest	—	—	—	—		4	(8)	4
Net income attributable to Fannie Mae	$6,290	$1,511	$14,201	$1,741		$(6,519)		$17,224

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31, 2011
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(2,411)	$(38)	$13,920	$5,765		$2,045	(3)	$19,281
Provision for credit losses	(26,453)	(265)	—	—		—		(26,718)
Net interest (loss) income after provision for credit losses	(28,864)	(303)	13,920	5,765		2,045		(7,437)
Guaranty fee income (expense)	7,507	884	(1,497)	(4,486)	(4)	(2,181)	(4)	227	(4)
Investment (losses) gains, net	(2)	18	3,711	(315)		(2,906)	(5)	506
Net other-than-temporary impairments	—	—	(306)	(2)		—		(308)
Fair value losses, net	(7)	—	(6,596)	(226)		208	(6)	(6,621)
Debt extinguishment (losses) gains, net	—	—	(254)	22		—		(232)
Gains from partnership investments	—	81	—	—		—		81	(7)
Fee and other income (expense)	579	218	478	(329)		(10)		936
Administrative expenses	(1,638)	(264)	(468)	—		—		(2,370)
Foreclosed property expense	(765)	(15)	—	—		—		(780)
Other (expenses) income	(857)	25	(34)	—		(81)		(947)
(Loss) income before federal income taxes	(24,047)	644	8,954	429		(2,925)		(16,945)
Benefit (provision) for federal income taxes	106	(61)	45	—		—		90
Net (loss) income attributable to Fannie Mae	$(23,941)	$583	$8,999	$429		$(2,925)		$(16,855)

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31, 2010
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(5,386)	$3	$14,321	$5,073		$2,398	(3)	$16,409
Provision for credit losses	(24,740)	(156)	—	—		—		(24,896)
Net interest (loss) income after provision for credit losses	(30,126)	(153)	14,321	5,073		2,398		(8,487)
Guaranty fee income (expense)	7,206	791	(1,440)	(4,525)	(4)	(1,830)	(4)	202	(4)
Investment gains (losses), net	9	6	4,047	(418)		(3,298)	(5)	346
Net other-than-temporary impairments	—	—	(720)	(2)		—		(722)
Fair value gains (losses), net	—	—	239	(155)		(595)	(6)	(511)
Debt extinguishment losses, net	—	—	(459)	(109)		—		(568)
Losses from partnership investments	—	(70)	—	—		(4)		(74)	(7)
Fee and other income (expense)	306	146	519	(88)		(1)		882
Administrative expenses	(1,628)	(384)	(585)	—		—		(2,597)
Foreclosed property expense	(1,680)	(38)	—	—		—		(1,718)
Other (expenses) income	(836)	(68)	125	—		(74)		(853)
(Loss) income before federal income taxes	(26,749)	230	16,047	(224)		(3,404)		(14,100)
Benefit (provision) for federal income taxes	69	(14)	27	—		—		82
Net (loss) income	(26,680)	216	16,074	(224)		(3,404)		(14,018)
Less: Net loss attributable to noncontrolling interest	—	—	—	—		4	(8)	4
Net (loss) income attributable to Fannie Mae	$(26,680)	$216	$16,074	$(224)		$(3,400)		$(14,014)
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our consolidated balance sheets.

(2)
Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)
Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income is included in fee and other income in our consolidated statements of operations and comprehensive income (loss).

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

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Gains (losses) from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive income (loss).

(8)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our consolidated balance sheets.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays total assets by segment as of December 31, 2012 and 2011.

	As of December 31,
	2012	2011
	(Dollars in millions)
Single-Family	$17,595	$11,822
Multifamily	5,182	5,747
Capital Markets	723,217	836,700
Consolidated trusts	2,749,571	2,676,952
Eliminations/adjustments	(273,143)	(319,737)
Total assets	$3,222,422	$3,211,484
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no assets in geographic locations other than the United States and its territories.
14.  Equity (Deficit)
Common Stock
Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2012 and 2011.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Preferred Stock
The following table displays our senior preferred stock and preferred stock outstanding as of December 31, 2012 and 2011.

		Issued and Outstanding as of December 31,						Annual Dividend Rate as of December 31, 2012
		2012		2011		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount					Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$117,149	1	$112,578	$117,149	(1)	10.000	%(2)	N/A	(3)
Total		1	$117,149	1	$112,578

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		0.230	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		0.080	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-I(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		7.750	(11)	December 31, 2010	(12)
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013
Total		556	$19,130	556	$19,130
__________

(1)
Initial Stated Value per share was $1,000. Based on our draws of funds under the Senior Preferred Stock Variable Liquidation Preference agreement with Treasury, the Stated Value per share on December 31, 2012 was $117,149.

(2)	Rate effective September 9, 2008 through December 31, 2012.

(3)
Any liquidation preference of our senior preferred stock in excess of $1.0 billion may be repaid through an issuance of common or preferred stock. The initial $1.0 billion liquidation preference may be repaid only in conjunction with termination of the senior preferred stock purchase agreement. The provisions for termination under the senior preferred stock purchase agreement are very restrictive and cannot occur while we are in conservatorship.

(4)
Rate effective March 31, 2012. Variable dividend rate resets every two years at a per annum rate equal to the two-year Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year. As of December 31, 2012, the annual dividend rate was 0.23%.

(5)	Represents initial call date. Redeemable every two years thereafter.

(6)
Rate effective September 30, 2012. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year. As of December 31, 2012, the annual dividend rate was 0.08%.

(7)
Rate effective December 31, 2012. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% or 10-year CMT rate plus 2.375%. As of December 31, 2012, the annual dividend rate was 7.00%.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8)	Issued and outstanding shares were 24,922 as of December 31, 2012 and 2011, respectively.

(9)
Rate effective December 31, 2012. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% or 3-Month LIBOR plus 0.75%. As of December 31, 2012, the annual dividend rate was 4.50%.

(10)
On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(11)
Rate effective December 31, 2012. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%. As of December 31, 2012, the annual dividend rate was 7.75%.

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
Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the years ended December 31, 2012 or 2011.
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
Conversions of Preferred Stock to Common Stock
During 2011, 38,669,995 shares of common stock were issued upon conversion of 21,493,217 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 at the option of the holders pursuant to the terms of the preferred stock. In May 2011, the mandatory conversion date, 36,398,449 shares of common stock were issued upon the mandatory conversion of all remaining outstanding shares (20,018,947 shares) of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, in accordance with its terms. In 2010, 2,867,318 shares of Mandatory Convertible Series 2008-1 were converted to 4,417,947 shares of common stock.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Variable Liquidation Preference Senior Preferred Stock, Series 2008-2
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. To the extent dividends payable in any period are not paid in cash, the dividends will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts paid by Treasury to us pursuant to Treasury’s funding commitment provided in the senior preferred stock purchase agreement and any quarterly commitment fee payable under the senior preferred stock purchase agreement that is not paid in cash to or waived by Treasury will be added to the liquidation preference of the senior preferred stock. As of April 2, 2013 we have received a total of $116.1 billion under Treasury’s funding commitment.
Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends. Dividends declared and paid on our senior preferred stock were $11.6 billion, $9.6 billion and $7.7 billion for the years ended December 31, 2012, 2011and 2010, respectively. Effective January 1, 2013, the amount of dividends payable on the senior preferred stock for a dividend period are determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected in our balance sheets prepared in accordance with GAAP. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount is $3.0 billion during 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. Our first quarter 2013 dividend on the senior preferred stock of $4.2 billion was declared by the conservator and paid by us on March 29, 2013. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Common Stock Warrant
The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to Fannie Mae of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of April 2, 2013, Treasury had not exercised the warrant.
Senior Preferred Stock Purchase Agreement with Treasury
Funding Commitment
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2012. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion as of December 31, 2012.
While we had a positive net worth as of December 31, 2012, in some future periods we could have a net worth deficit and, if so, would be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. As of December 31, 2012, the remaining amount of funding available to us under the agreement was $117.6 billion.
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
Commitment Fee
Treasury has waived the quarterly commitment fee under the senior preferred stock purchase agreement for each quarter of 2012 and 2011. In addition, pursuant to the amendment to the senior preferred stock purchase agreement described in “Note 1, Summary of Significant Accounting Policies,” the periodic commitment fee under the agreement was suspended effective January 1, 2013.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•
Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) of assets and properties having fair market value individually or in aggregate less than $250 million in one transaction or a series of related transactions; (d) in connection with a liquidation of Fannie Mae by a receiver; (e) of cash or cash equivalents for cash or cash equivalents; or (f) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage assets;

•
Incur indebtedness that would result in our aggregate indebtedness exceeding $874.8 billion through December 31, 2012. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year;

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

The agreement, as amended, also provides that we may not own mortgage assets in excess of $650 billion as of December 31, 2012. On each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.
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
In addition, the agreement provides that we may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executive officer or other executive officer (each as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. As of December 31, 2012, we were in compliance with the senior preferred stock purchase agreement covenants.
We are required to provide an annual risk management plan to Treasury no later than December 15 of each year we remain in conservatorship, beginning in 2012. Each annual risk management plan is required to set out our strategy for reducing our risk profile and to describe the actions we will take to reduce the financial and operational risks associated with each of our business segments. Each plan delivered after December 15, 2012 must include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our risk management plan to Treasury in December 2012.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
15. Regulatory Capital Requirements
FHFA has announced that during the conservatorship our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA during the conservatorship and FHFA monitors our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. Our regulatory capital classification measures are determined based on guidance from FHFA, in which FHFA (1) directed us, for loans backing Fannie Mae MBS held by third parties, to continue reporting our minimum capital requirements based on 0.45% of the unpaid principal balance and critical capital based on 0.25% of the unpaid principal balance, regardless of whether these loans have been consolidated pursuant to accounting rules, and (2) issued a regulatory interpretation stating that our minimum capital requirements are not automatically affected by the consolidation accounting guidance. Additionally, our regulatory capital classification measures exclude the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, as the senior preferred stock does not qualify as core capital due to its cumulative dividend provisions.
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
FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. We had a positive net worth of $7.2 billion as of December 31, 2012 and a net worth deficit of $4.6 billion as of December 31, 2011.
The following table displays our regulatory capital classification measures as of December 31, 2012 and 2011.

	As of December 31,
	2012(1)	2011(1)
	(Dollars in millions)
Core Capital(2)	$(110,350)	$(115,967)
Statutory minimum capital requirement(3)	30,862	32,463
Deficit of core capital over statutory minimum capital requirement	$(141,212)	$(148,430)
__________

(1)	Amounts as of December 31, 2012 and 2011 represent estimates that we have submitted to FHFA.

(2)
The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of December 31, 2012 and 2011, we had a minimum capital deficiency of $141.2 billion and $148.4 billion, respectively. Under the terms of the senior preferred stock purchase agreement, starting January 1, 2013, we are required to pay Treasury each quarter dividends equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve amount. As a result, in periods in which we have net worth, our minimum capital deficiency will decline to the extent of our net worth but the deficiency will increase in the subsequent period as we pay Treasury the corresponding preferred stock dividend. Set forth below are additional restrictions related to our capital requirements.
Restrictions on Capital Distributions and Dividends
Restrictions Under GSE Act. Under the GSE Act, FHFA has the authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, we must obtain the approval of the Director of FHFA for any dividend payment. Under the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized. The Director of FHFA, however, may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
Restrictions Relating to Subordinated Debt. During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: our core capital is below 125% of our critical capital requirement; or our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. As of December 31, 2012 and 2011, our core capital was below 125% of our critical capital requirement; however, we have been directed by FHFA to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.
Prior to conservatorship, we were subject to certain regulatory capital requirements, including minimum capital requirements, under the terms of various agreements and consent orders with OFHEO. We were in compliance with these regulatory capital requirements until they were suspended October 9, 2008 following our entry into conservatorship.
16. Concentrations of Credit Risk
Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, including those conditions arising through April 2, 2013, we have determined that concentrations of credit risk exist among single-family and multifamily borrowers (including geographic concentrations and loans with certain higher-risk characteristics), mortgage sellers/servicers, mortgage insurers, financial guarantors, lenders with risk sharing, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.
Single-Family Loan Borrowers
Regional economic conditions may affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates. The geographic dispersion of our single-family business has been consistently diversified over the years ended December 31, 2012 and 2011, with our largest exposures in the Western region of the United States, which represented approximately 27% of our single-family conventional guaranty book of business as of December 31, 2012 and 2011. Except for California, where approximately 19% of the gross unpaid principal

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

balance of our single-family conventional mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2012 and 2011 were located, no other significant concentrations existed in any state.
To manage credit risk and comply with legal requirements, we typically require primary mortgage insurance or other credit enhancements if the current LTV ratio (i.e., the ratio of the unpaid principal balance of a loan to the current value of the property that serves as collateral) of a single-family conventional mortgage loan is greater than 80% when the loan is delivered to us. We may also require credit enhancements if the original LTV ratio of a single-family conventional mortgage loan is less than 80%. As of December 31, 2012, approximately 36% of our single-family conventional guaranty book of business consists of loans with an estimated mark-to-market LTV greater than 80% compared with approximately 44% as of December 31, 2011.
Multifamily Loan Borrowers
Numerous factors affect a multifamily borrower’s ability to repay the loan and the value of the property underlying the loan. The most significant factors affecting credit risk are rental rates and capitalization rates for the mortgaged property. Rental rates vary among geographic regions of the United States. The average unpaid principal balance for multifamily loans is significantly larger than for single-family borrowers and, therefore, individual defaults for multifamily borrowers can be more significant to us. However, these loans, while individually large, represent a small percentage of our total guaranty book of business. Our multifamily geographic concentrations have been consistently diversified over the years ended December 31, 2012 and 2011, with our largest exposure in the Western region of the United States, which represented 32% and 34% of our multifamily guaranty book of business as of December 31, 2012 and 2011, respectively. Except for California and New York, no other significant concentrations existed in any states as of December 31, 2012 and 2011. As of December 31, 2012, 25% and 13% of the gross unpaid principal balance of multifamily mortgage loans held by us or securitized in Fannie Mae MBS were located in California and New York, respectively. As of December 31, 2011, 26% and 13% of the gross unpaid principal balance of our portfolio of multifamily mortgage loans held by us or securitized in Fannie Mae MBS were located in California and New York, respectively.
As part of our multifamily risk management activities, we perform detailed loan reviews that evaluate borrower and geographic concentrations, lender qualifications, counterparty risk, property performance and contract compliance. We generally require mortgage servicers to submit periodic property operating information and condition reviews, allowing us to monitor the performance of individual loans. We use this information to evaluate the credit quality of our portfolio, identify potential problem loans and initiate appropriate loss mitigation activities.
The following table displays the regional geographic concentration of single-family and multifamily loans in our mortgage portfolio and those loans held or securitized in Fannie Mae MBS as of December 31, 2012 and 2011.

	Geographic Concentration(1)
	Percentage of Conventional Single-Family Guaranty Book of Business(2)		Percentage of Multifamily Guaranty Book of Business(3)
	As of December 31,		As of December 31,
	2012	2011	2012	2011
Midwest	15%	15%	8%	8%
Northeast	19	19	21	21
Southeast	23	24	21	20
Southwest	16	15	18	17
West	27	27	32	34
Total	100%	100%	100%	100%
__________

(1)
Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West includes AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our total single-family conventional guaranty book of business as of December 31, 2012 and 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of December 31, 2012 and 2011.

Alt-A and Subprime Loans and Securities
We own and guarantee Alt-A and subprime mortgage loans and mortgage-related securities. An Alt-A mortgage loan generally refers to a mortgage loan that has been underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if and only if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A, based on documentation or other product features. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued.
A subprime mortgage loan generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans were typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if and only if the loans were originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the lender with our Selling Guide, which sets forth our policies and procedures related to selling single-family mortgages to us, (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system.
We apply our classification criteria in order to discuss our exposure to subprime and Alt-A loans. However, there is no universally accepted definition of subprime or Alt-A loans. Our single-family conventional guaranty book of business includes loans with some features that are similar to Alt-A loans or subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. We have classified private-label mortgage-related securities held in our investment portfolio as subprime if the securities were labeled as such when issued. We reduce our risk associated with some of these loans through credit enhancements, as described below under “Mortgage Insurers.” We do not rely solely on our classifications of loans as Alt-A or subprime to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Note 3, Mortgage Loans” and “Note 6, Financial Guarantees.”
The Alt-A mortgage loans and Fannie Mae MBS backed by Alt-A loans of $157.0 billion in unpaid principal balance represented 5% of our single-family mortgage credit book of business as of December 31, 2012, compared to $183.8 billion in unpaid principal balance which represented 6% of our single-family mortgage credit book of business as of December 31, 2011. Subprime loans, private-label securities backed by Alt-A loans and private-label securities backed by subprime loans each represented less than 1% percent of our single-family mortgage credit book of business as of December 31, 2012 and 2011.
Other Concentrations
Mortgage Sellers/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers/servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 57% of our single-family guaranty book of business as of December 31, 2012, compared with approximately 63% as of December 31, 2011. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 67% of our multifamily guaranty book of business as of both December 31, 2012 and 2011.
If a significant mortgage seller/servicer counterparty, or a number of mortgage sellers/servicers fails to meet their obligations to us, it could result in a significant increase in our credit losses and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $91.7 billion and $91.2 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2012 and 2011, respectively,

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which represented 3% of our single-family guaranty book of business as of December 31, 2012 and 2011. Our primary mortgage insurance coverage risk in force was $90.5 billion and $87.3 billion as of December 31, 2012 and 2011, respectively. Our pool mortgage insurance coverage risk in force was $1.2 billion and $3.9 billion as of December 31, 2012 and 2011, respectively. Our top six mortgage insurance companies provided 93% and 94% of our mortgage insurance as of December 31, 2012 and 2011, respectively.
As of April 2, 2013, three of our largest primary mortgage insurers—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are under various forms of supervised control by their state regulators and are in run-off; Genworth Mortgage Insurance Corporation (“Genworth”) and Mortgage Guaranty Insurance Corporation (“MGIC”) are operating pursuant to waivers they received from their regulators of the state regulatory capital requirements applicable to their main insurance writing entity, as the capital of each entity has fallen below applicable state regulatory capital requirements; and Radian Guaranty, Inc. (“Radian”) has disclosed that, in the absence of additional capital contributions to its main insurance writing entity, its capital might fall below state regulatory capital requirements in the future. These six mortgage insurers provided a combined $70.3 billion, or 77%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2012.
The payment of claims by RMIC, PMI and Triad has been partially deferred pursuant to orders from their state regulators. Pursuant to a new corrective order, effective December 3, 2012, RMIC is now paying 60% of all valid claims and 40% is deferred as a policyholder claim. This new order increased RMIC’s payment from 50% and is retroactive for all claims after January 19, 2012, the date of the original order. PMI continues to pay 50% on all valid claims and 50% is deferred as a policyholder claim. Finally, Triad continues to pay 60% on all valid claims and 40% is deferred as a policyholder claim. It is uncertain when, or if, any of these mortgage insurers’ regulators will allow them to begin paying their deferred policyholder claims and/or increase the amount of cash they pay on claims.
The financial condition of some of our mortgage insurer counterparties has improved during 2012 but there is still significant risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.
Our total loss reserves incorporate an estimated recovery amount from mortgage insurance coverage. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due mortgage insurance benefit for collectibility in order to ensure that our total loss reserves reflect probable losses as of the balance sheet date. The following table displays our estimated benefit from mortgage insurers as of December 31, 2012 and 2011 that reduces our total loss reserves.

	As of December 31,
	2012	2011
	(Dollars in millions)
Contractual mortgage insurance benefit	$9,993	$15,099
Less: Collectibility adjustment(1)	708	2,867
Estimated benefit included in total loss reserves	$9,285	$12,232
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
We had outstanding receivables of $3.7 billion recorded in “Other assets” in our consolidated balance sheets as of December 31, 2012 and $3.6 billion as of December 31, 2011 related to amounts claimed on insured, defaulted loans, of which $1.1 billion as of December 31, 2012 and $639 million as of December 31, 2011 was due from our mortgage sellers/servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $551 million as of December 31, 2012 and $570 million as of December 31, 2011. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2012 and 2011.
We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $5.1 billion and $5.8 billion for the years ended December 31, 2012 and 2011, respectively.
Financial Guarantors. We are the beneficiary of financial guarantees on non-agency securities held in our investment portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays the total unpaid principal balance of guaranteed non-agency securities in our portfolio as of December 31, 2012 and 2011.

	As of December 31,
	2012	2011
	(Dollars in millions)
Alt-A private-label securities	$928	$1,279
Subprime private-label securities	1,264	1,398
Mortgage revenue bonds	4,374	4,931
Other mortgage-related securities	292	317
Non mortgage-related securities	—	46
Total	$6,858	$7,971
If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth. With the exception of Ambac Assurance Corporation (“Ambac”), none of our non-governmental financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Pursuant to a court order, effective August 31, 2012, Ambac pays 25% on all filed claims that are valid. Ambac provided coverage on $3.0 billion, or 44%, of our total non-governmental guarantees, as of December 31, 2012.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $27.3 billion as of December 31, 2012 and $31.4 billion as of December 31, 2011.
We model our securities without assuming the benefit of non-governmental financial guarantees. We then adjust results for those external financial guarantees from guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. As of December 31, 2012, when modeling our securities for impairments we did not assume the benefit of external financial guarantees from non-governmental counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary-impairment.
Lenders with Risk Sharing. We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $11.9 billion as of December 31, 2012 and $12.8 billion as of December 31, 2011. As of December 31, 2012 and 2011, 55% and 58% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on both Delegated Underwriting and Servicing (“DUS”) and non-DUS multifamily loans was $36.4 billion as of December 31, 2012 and $32.1 billion as of December 31, 2011. As of December 31, 2012 and 2011, 35% and 40% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
Parties Associated with Our Off-Balance Sheet Transactions. We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.
We have entered into guarantees for which we have not recognized a guaranty obligation in our consolidated balance sheets relating to periods prior to 2003, the effective date of accounting guidance related to guaranty accounting. Our maximum potential exposure under these guarantees is $8.3 billion as of December 31, 2012 and $9.3 billion as of December 31, 2011. If we were required to make payments under these guarantees, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third parties that provide a maximum coverage of $3.6 billion as of December 31, 2012 and $4.0 billion as of December 31, 2011.
Derivatives Counterparties. For information on credit risk associated with our derivatives transactions refer to “Note 9, Derivative Instruments.”

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.  Fair Value
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
In addition, we enhanced our fair value estimation process for HARP loans to use the modified build-up approach, as described in “Fair Value of Financial Instruments—HARP Loans.” Previously, we measured the fair value of these loans using our standard build-up approach. Based on the definition of HARP at the time we implemented this process enhancement, the impact of this enhancement was an increase in the estimated fair value of HARP loans of $7.4 billion as of March 31, 2012.
In the three months ended September 30, 2012, we updated our assumptions for prepayment speeds, severities and default rates, which resulted in an increase in the fair value of our loans of approximately $23 billion. These updates resulted in lower expectation of losses on certain loans, primarily performing loans with high LTV ratios.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of December 31, 2012 and 2011.

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$1,150	$—	$—	$—	$1,150
Trading securities:
Mortgage-related securities:
Fannie Mae	—	6,180	68	—	6,248
Freddie Mac	—	2,791	2	—	2,793
Ginnie Mae	—	436	1	—	437
Alt-A private-label securities	—	1,226	104	—	1,330
Subprime private-label securities	—	—	1,319	—	1,319
CMBS	—	9,826	—	—	9,826
Mortgage revenue bonds	—	—	675	—	675
Other	—	—	117	—	117
Non-mortgage-related securities:
U.S. Treasury securities	17,950	—	—	—	17,950
Total trading securities	17,950	20,459	2,286	—	40,695
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	10,406	29	—	10,435
Freddie Mac	—	9,370	10	—	9,380
Ginnie Mae	—	751	—	—	751
Alt-A private-label securities	—	4,511	6,564	—	11,075
Subprime private-label securities	—	—	7,447	—	7,447
CMBS	—	13,097	—	—	13,097
Mortgage revenue bonds	—	5	7,837	—	7,842
Other	—	7	3,147	—	3,154
Total available-for-sale securities	—	38,147	25,034	—	63,181
Mortgage loans of consolidated trusts	—	8,166	2,634	—	10,800
Other assets:
Risk management derivatives:
Swaps	—	12,224	146	—	12,370
Swaptions	—	3,674	—	—	3,674
Other	—	—	26	—	26
Netting adjustment	—	—	—	(15,791)	(15,791)
Mortgage commitment derivatives	—	153	3	—	156
Total other assets	—	16,051	175	(15,791)	435
Total assets at fair value	$19,100	$82,823	$30,129	$(15,791)	$116,261

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$393	$—	$—	$393
Senior floating	—	—	400	—	400
Total of Fannie Mae	—	393	400	—	793
Of consolidated trusts	—	10,519	1,128	—	11,647
Total long-term debt	—	10,912	1,528	—	12,440
Other liabilities:
Risk management derivatives:
Swaps	—	19,836	154	—	19,990
Swaptions	—	2,463	—	—	2,463
Other	—	1	—	—	1
Netting adjustment	—	—	—	(22,046)	(22,046)
Mortgage commitment derivatives	—	290	7	—	297
Total other liabilities	—	22,590	161	(22,046)	705
Total liabilities at fair value	$—	$33,502	$1,689	$(22,046)	$13,145

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012, 2011 and 2010. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of operations and comprehensive income (loss) for Level 3 assets and liabilities for the years ended December 31, 2012, 2011 and 2010. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2012

		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income (Loss) Related to Assets and Liabilities Still Held as of December 31, 2012(5)
	Balance, December 31, 2011	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3 (4)	Transfers into Level 3 (4)	Balance, December 31, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,737	$(2)	$—	$—	$(33)	$—	$(118)	$(1,581)	$65	$68	$(6)
Freddie Mac	—	—	—	—	—	—	—	—	2	2	—
Ginnie Mae	9	—	—	—	—	—	—	(9)	1	1	—
Alt-A private-label securities	345	165	—	—	—	—	(111)	(907)	612	104	39
Subprime private-label securities	1,280	192	—	—	—	—	(153)	—	—	1,319	192
Mortgage revenue bonds	724	(29)	—	—	—	—	(20)	—	—	675	(29)
Other	143	(19)	—	—	—	—	(7)	—	—	117	(19)
Total trading securities	$4,238	$307	$—	$—	$(33)	$—	$(409)	$(2,497)	$680	$2,286	$177

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$946	$—	$(8)	$43	$(43)	$—	$(24)	$(895)	$10	$29	$—
Freddie Mac	12	—	—	—	—	—	(2)	—	—	10	—
Alt-A private-label securities	7,256	(87)	584	—	—	—	(1,072)	(3,325)	3,208	6,564	—
Subprime private-label securities	7,586	(126)	1,280	—	—	—	(1,293)	—	—	7,447	—
Mortgage revenue bonds	10,247	9	(23)	29	(76)	—	(2,349)	—	—	7,837	—
Other	3,445	12	59	—	—	—	(369)	—	—	3,147	—
Total available-for-sale securities	$29,492	$(192)	$1,892	$72	$(119)	$—	$(5,109)	$(4,220)	$3,218	$25,034	$—

Mortgage loans of consolidated trusts	$2,319	$235	$—	$935	$—	$—	$(411)	$(562)	$118	$2,634	$159
Net derivatives	65	(23)	—	—	—	(8)	(20)	—	—	14	(9)
Long-term debt:
Of Fannie Mae:
Senior floating	$(406)	$(21)	$—	$—	$—	$—	$27	$—	$—	$(400)	$(21)
Of consolidated trusts	(765)	(180)	—	—	—	(523)	233	474	(367)	(1,128)	(158)
Total long-term debt	$(1,171)	$(201)	$—	$—	$—	$(523)	$260	$474	$(367)	$(1,528)	$(179)

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2011

		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income (Loss) Related to Assets and Liabilities Still Held as of December 31, 2011(5)
	Balance, December 31, 2010	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2011
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$2,202	$14	$—	$663	$(161)	$—	$(433)	$(600)	$52	$1,737	$36
Ginnie Mae	—	—	—	9	(9)	—	—	(27)	36	9	—
Alt-A private-label securities	20	19	—	—	—	—	(32)	(188)	526	345	(1)
Subprime private-label securities	1,581	(125)	—	—	—	—	(176)	—	—	1,280	(125)
Mortgage revenue bonds	609	141	—	—	—	—	(26)	—	—	724	144
Other	152	1	—	—	—	—	(6)	(147)	143	143	—
Non-mortgage-related:
Asset-backed securities	12	—	—	—	—	—	(5)	(9)	2	—	—
Total trading securities	$4,576	$50	$—	$672	$(170)	$—	$(678)	$(971)	$759	$4,238	$54

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$114	$—	$44	$1,756	$(383)	$—	$(22)	$(1,023)	$460	$946	$—
Freddie Mac	3	—	—	—	—	—	(1)	—	10	12	—
Alt-A private-label securities	7,049	(100)	119	—	—	—	(974)	(1,684)	2,846	7,256	—
Subprime private-label securities	9,932	(386)	(580)	—	(363)	—	(1,017)	—	—	7,586	—
Mortgage revenue bonds	11,030	(22)	834	—	(109)	—	(1,486)	—	—	10,247	—
Other	3,806	(7)	50	—	—	—	(404)	—	—	3,445	—
Total available-for-sale securities	$31,934	$(515)	$467	$1,756	$(855)	$—	$(3,904)	$(2,707)	$3,316	$29,492	$—

Mortgage loans of consolidated trusts	$2,207	$8	$—	$184	$—	$—	$(339)	$(106)	$365	$2,319	$9
Net derivatives	104	123	—	—	—	(4)	(87)	(71)	—	65	59
Long-term debt:
Of Fannie Mae:
Senior floating	$(421)	$(88)	$—	$—	$—	$—	$103	$—	$—	$(406)	$(88)
Of consolidated trusts	(627)	(35)	—	—	4	(70)	89	185	(311)	(765)	(19)
Total long-term debt	$(1,048)	$(123)	$—	$—	$4	$(70)	$192	$185	$(311)	$(1,171)	$(107)

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2010

		Impact of the transition to the Consolidation Accounting Guidance	Total (Losses) or Gains (Realized/Unrealized)						Net Unrealized Gains (Losses) Included in Net Income (Loss) Related to Assets and Liabilities Still Held as of December 31, 2010(5)
	Balance, December 31, 2009		Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases, Sales, Issuances, and Settlements, Net	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2010
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$5,656	$(2)	$(1)	$—	$(223)	$(5,551)	$2,323	$2,202	$13
Freddie Mac	—	—	—	—	(1)	(3)	4	—	—
Alt-A private-label securities	564	62	226	—	(77)	(1,069)	314	20	4
Subprime private-label securities	1,780	—	41	—	(240)	—	—	1,581	41
Mortgage revenue bonds	600	—	67	—	(58)	—	—	609	66
Other	154	—	6	—	(8)	—	—	152	5
Non-mortgage-related:
Asset-backed securities	107	—	1	—	(62)	(47)	13	12	—
Total trading securities	$8,861	$60	$340	$—	$(669)	$(6,670)	$2,654	$4,576	$129

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$596	$(203)	$(1)	$2	$181	$(580)	$119	$114	$—
Freddie Mac	27	—	—	(1)	(29)	—	6	3	—
Ginnie Mae	123	—	—	2	(125)	—	—	—	—
Alt-A private-label securities	8,312	471	(54)	1,240	(1,322)	(4,951)	3,353	7,049	—
Subprime private-label securities	10,746	(118)	(70)	1,078	(1,704)	—	—	9,932	—
Mortgage revenue bonds	12,820	21	11	82	(1,902)	(2)	—	11,030	—
Other	3,530	366	(3)	402	(489)	—	—	3,806	—
Total available-for-sale securities	$36,154	$537	$(117)	$2,805	$(5,390)	$(5,533)	$3,478	$31,934	$—

Mortgage loans of consolidated trusts	$—	$—	$(29)	$—	$2,188	$(11)	$59	$2,207	$(29)
Guaranty assets and buy-ups	2,577	(2,568)	1	1	(11)	—	—	—	—
Net derivatives	123	—	61	—	(74)	(1)	(5)	104	(33)
Long-term debt:
Of Fannie Mae:
Senior floating	$(601)	$—	$20	$—	$160	$—	$—	$(421)	$24
Of consolidated trusts	—	(77)	19	—	(631)	92	(30)	(627)	2
Total long-term debt	$(601)	$(77)	$39	$—	$(471)	$92	$(30)	$(1,048)	$26
__________

(1)
Gains (losses) included in other comprehensive income (loss) are included in “Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes” in the consolidated statements of operations and comprehensive income (loss).

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
The following tables display realized and unrealized gains and losses included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010, for our Level 3 assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31, 2012
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$272	$326	$(484)	$12	$126
Net unrealized gains related to Level 3 assets and liabilities still held as of December 31, 2012	$—	$148	$—	$—	$148

	For the Year Ended December 31, 2011
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized (losses) gains included in net income (loss)	$(327)	$86	$(229)	$13	$(457)
Net unrealized (losses) gains related to Level 3 assets and liabilities still held as of December 31, 2011	$(3)	$18	$—	$—	$15

	For the Year Ended December 31, 2010
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$319	$416	$(480)	$40	$295
Net unrealized gains related to Level 3 assets and liabilities still held as of December 31, 2010	$—	$93	$—	$—	$93
Nonrecurring Changes in Fair Value
The following table displays assets and liabilities measured in our consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment) as of December 31, 2012.

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$104	$135	$239
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	23,314	23,314
Of consolidated trusts	—	—	227	227
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,624	1,624
Acquired property, net:
Single-family	—	—	3,692	3,692
Multifamily	—	—	74	74
Other assets	—	—	384	384
Total nonrecurring fair value measurements	$—	$104	$29,450	$29,554
_________

(1)	Excludes estimated recoveries from mortgage insurance proceeds.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables display assets and liabilities measured in our consolidated balance sheets at fair value on a nonrecurring basis and the gains or losses recognized for these assets and liabilities for the years ended December 31, 2011 and 2010.

						For the Year Ended December 31, 2011
	Fair Value Measurements
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

						For the Year Ended December 31, 2010
	Fair Value Measurements
	For the Year Ended December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value		Total Losses
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$6,776	$535	$7,311	(1)(5)	$(91) (5)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	38,150	38,150	(2)	(2,244)
Of consolidated trusts	—	—	1,294	1,294	(2)	(235)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,836	1,836	(2)	(481)
Acquired property, net:
Single-family	—	—	20,248	20,248	(3)	(2,617)
Multifamily	—	—	206	206	(3)	(65)
Other assets:
Guaranty assets	—	—	27	27		(6)
Partnership investments	—	—	107	107		(145)
Other assets	—	—	597	597	(4)	(43)
Total assets at fair value	$—	$6,776	$63,000	$69,776		$(5,927)
_________

(1)
Includes $73 million and $7.1 billion of mortgage loans held for sale that were sold, deconsolidated, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of December 31, 2011 and 2010, respectively.

(2)	Includes $8.1 billion and $3.4 billion of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of December 31, 2011 and 2010, respectively.

(3)	Includes $14.5 billion and $10.5 billion of acquired properties that were sold or transferred as of December 31, 2011 and 2010, respectively.

(4)	Includes $411 million and $22 million of other assets that were sold or transferred as of December 31, 2011 and 2010, respectively.

(5)	Includes $7.1 billion of estimated fair value and $68 million in losses due to the adoption of the consolidation accounting guidance.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays valuation techniques and the range and weighted-average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.

	Fair Value Measurements as of December 31, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)	Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	Consensus						$44
	Single Vendor						27
Total Agency							71
Alt-A private-label securities	Discounted Cash Flow	Default Rate (%)	5.7	-	17.6	12.5
		Prepayment Speed (%)	0.6	-	4.0	1.7
		Severity (%)	65.0	-	70.0	67.6
		Spreads (bps)	526.0	-	612.0	567.0	87
	Consensus						17
Total Alt-A private-label securities							104
Subprime private-label securities	Consensus	Default Rate (%)	10.9	-	23.0	16.0
		Prepayment Speed (%)	0.3	-	7.9	2.6
		Severity (%)	80.0			80.0
		Spreads (bps)	427.0	-	657.0	488.5	544
	Consensus						355
	Discounted Cash Flow	Default Rate (%)	14.1	-	20.4	18.7
		Prepayment Speed (%)	3.4	-	8.3	5.6
		Severity (%)	80.0			80.0
		Spreads (bps)	422.0	-	637.0	564.8	236
	Single Vendor						184
Total subprime private-label securities							1,319
Mortgage revenue bonds	Discounted Cash Flow	Spreads (bps)	260.0	-	375.0	320.4	636
	Single Vendor						39
Total mortgage revenue bonds							675
Other	Other						117
Total trading securities							$2,286

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	Other						$39
Alt-A private-label securities	Discounted Cash Flow	Default Rate (%)	0.0	-	23.6	6.4
		Prepayment Speed (%)	0.0	-	20.8	7.4
		Severity (%)	50.0	-	70.0	57.2
		Spreads (bps)	288.0	-	643.0	442.8	3,003
	Consensus	Default Rate (%)	0.0	-	17.7	3.6
		Prepayment Speed (%)	0.2	-	41.3	10.0
		Severity (%)	50.0	-	70.0	54.9
		Spreads (bps)	300.0	-	634.0	429.0	2,285
	Consensus						1,231
	Single Vendor						45
Total Alt-A private-label securities							6,564
Subprime private-label securities	Consensus	Default Rate (%)	0.0	-	27.4	15.4
		Prepayment Speed (%)	0.0	-	14.4	3.0
		Severity (%)	65.0	-	80.0	77.8
		Spreads (bps)	325.0	-	660.0	493.7	3,333
	Consensus						2,326
	Discounted Cash Flow	Default Rate (%)	0.0	-	24.3	15.7
		Prepayment Speed (%)	0.0	-	10.9	2.9
		Severity (%)	65.0	-	80.0	76.7
		Spreads (bps)	299.0	-	654.0	527.0	1,710
	Other						78
Total subprime private-label securities							7,447
Mortgage revenue bonds	Single Vendor						5,721
	Discounted Cash Flow	Spreads (bps)	77.0	-	375.0	297.7	1,911
	Other						205
Total mortgage revenue bonds							7,837
Other	Consensus						1,009
	Discounted Cash Flow	Default Rate (%)	4.0	-	10.0	5.0
		Prepayment Speed (%)	0.2	-	10.0	3.0
		Severity (%)	50.0	-	85.0	84.8
		Spreads (bps)	431.0	-	1,154.0	588.6	916
	Consensus	Default Rate (%)	0.0	-	5.0	4.7
		Prepayment Speed (%)	1.0	-	14.1	3.6
		Severity (%)	65.0	-	85.0	83.8
		Spreads (bps)	450.0	-	729.0	585.8	534
	Other						688
Total Other							3,147
Total available-for-sale securities							$25,034

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	Build-Up	Default Rate (%)	0.1	-	99.3	18.4
		Prepayment Speed (%)	4.4	-	92.0	19.4
		Severity (%)	5.6	-	97.3	33.3	$1,698
	Consensus						303
	Consensus	Default Rate (%)	0.0	-	9.0	6.4
		Prepayment Speed (%)	1.7	-	14.4	10.4
		Severity (%)	65.0	-	70.0	67.1
		Spreads (bps)	468.0	-	851.0	567.9	302
	Discounted Cash Flow	Default Rate (%)	0.0	-	8.5	6.0
		Prepayment Speed (%)	1.7	-	14.4	5.3
		Severity (%)	65.0	-	70.0	65.0
		Spreads (bps)	507.0	-	1,030.0	733.4	106
	Single Vendor						50
Total single-family							2,459
Multifamily	Build-Up	Spreads (bps)	77.0	-	363.4	154.5	175
Total mortgage loans of consolidated trusts							$2,634
Net derivatives	Dealer Mark						$144
	Internal Model						(130)
Total net derivatives							$14
Long-term debt:
Of Fannie Mae:
Senior floating	Discounted Cash Flow						$(400)
Of consolidated trusts	Consensus						(370)
	Discounted Cash Flow	Default Rate (%)	0.0	-	10.0	5.8
		Prepayment Speed (%)	0.0	-	100.0	36.9
		Severity (%)	50.0	-	70.0	63.4
		Spreads (bps)	98.0	-	1,030.0	331.4	(330)
	Consensus	Default Rate (%)	0.0	-	9.0	6.2
		Prepayment Speed (%)	1.7	-	14.4	10.9
		Severity (%)	65.0	-	70.0	67.5
		Spreads (bps)	468.0	-	851.0	584.3	(271)
	Single Vendor						(157)
Total of consolidated trusts							(1,128)
Total long-term debt							$(1,528)
_________

(1)
Valuation techniques for which no unobservable inputs are disclosed generally reflect the use of third-party pricing services or dealers, and the range of unobservable inputs applied by these sources is not readily available or cannot be reasonably estimated. Where we have disclosed unobservable inputs for consensus and single vendor techniques, those inputs are based on our validations performed at the security level using discounted cash flows.

(2)	Includes Fannie Mae, Freddie Mac and Ginnie Mae securities.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2012. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2012
	Valuation Techniques	Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$135
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	23,314
Of consolidated trusts	Internal Model	227
Multifamily mortgage loans held for investment, at amortized cost	Appraisals	194
	Broker Price Opinions	395
	Asset Manager Estimate	1,001
	Other	34
Total multifamily mortgage loans held for investment, at amortized cost		1,624
Acquired property, net:
Single-family	Accepted Offers	787
	Appraisals	467
	Walk Forwards	1,348
	Internal Model	1,014
	Other	76
Total single-family		3,692
Multifamily	Accepted Offers	20
	Appraisals	8
	Broker Price Opinions	46
Total multifamily		74
Other Assets	Appraisals	8
	Walk Forwards	43
	Internal Model	203
	Other	130
Total other assets		384
Total nonrecurring assets at fair value		$29,450
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy.
Cash Equivalents, Trading Securities and Available-for-Sale Securities
These securities are recorded in our consolidated balance sheets at fair value on a recurring basis. Fair value is measured using quoted market prices in active markets for identical assets, when available.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Mortgage Loans Held for Investment
The majority of HFI loans are reported in our consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments and an allowance for loan losses. We estimate the fair value of HFI loans using the build-up and consensus valuation techniques, as discussed below, for periodic disclosure of financial instruments as required by GAAP. For our remaining loans, which include those containing embedded derivatives that would otherwise require bifurcation and consolidated loans of senior-subordinated trust structures, we elected the fair value option and therefore, we record these loans at fair value in our consolidated balance sheets. We measure these loans on a recurring basis using the build-up, consensus, discounted cash flow and single vendor price techniques. Certain impaired loans are measured at fair value on a nonrecurring basis by using the fair value of their underlying collateral. Specific techniques used include internal models, broker price opinions and appraisals.
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
Consensus: The fair value of single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. These nonperforming loans are either two or more months delinquent, in an open modification period, or in a closed modification state (both performing and nonperforming in accordance with the loan’s modified terms). We calculate the fair value of nonperforming loans based on assumptions about key factors, including collateral value and mortgage insurance repayment. Collateral value is derived from the current estimated mark-to-market LTV ratio of the individual loan along with a state-level distressed property sales discount. The fair value of mortgage insurance is estimated by taking the loan level coverage and adjusting it by the expected claims paying ability of the associated mortgage insurer. The expected claims paying abilities used for estimating the fair value of mortgage insurance are consistent with our credit loss forecast. Using these assumptions, along with indicative bids for a representative sample of nonperforming loans, we estimate the fair value. The bids on sample loans are obtained from multiple active market participants. Fair value is estimated from the extrapolation of these indicative sample bids plus an amount for the recovery of any associated mortgage insurance estimated through our GO valuation models as described above. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Internal Model: We estimate the fair value of a portion of our single-family nonperforming loans using the value of the underlying collateral. The inputs into this internal model include property level data such as prior sales prices, tax assessment values, property characteristics, and historical foreclosure sales data. This internal model takes one of two approaches when valuing foreclosed properties. The first approach relies on comparable foreclosed property sales, where the value of the target property is the weighted average price of comparable foreclosed property sales. The weights in the comparable sales approach are determined by various factors such as geographic distance, transaction time, and the value difference. The second approach relies on model calibrations that consider the target property’s attributes such as prior sales prices, tax assessment values, and property characteristics to derive the foreclosed property values. In the second approach, we build separate predictive models for each Metropolitan Statistical Area (“MSA”). Specifically, we use data on prior sales prices, tax assessment values, property characteristics, and historical foreclosure sales to calibrate the models in each MSA. We can use the available data about that property and our MSA-level model to estimate the fair value for a given property. The majority of the internal model valuations come from the comparable sales approach. The determination of whether the internal model valuations in a particular geographic area should use the comparable sales approach or model calibration is based on the quarterly evaluation of these two approaches for valuation accuracy. The unobservable inputs used in this technique include model weights based upon geographic distance, transaction time, and metropolitan statistics. When a physical address is not available, we estimate fair value using state-average foreclosed property values. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
Appraisals: For a portion of our multifamily loans, we use appraisals to estimate the fair value of the loan. There are three approaches used to estimate fair value of a specific property: (1) cost, (2) income capitalization and (3) sales comparison. This technique uses an average of the three estimates. The cost approach uses the insurable value as a basis. The unobservable inputs used in this model include the estimated cost to construct or replace multifamily properties in the closest localities available. The income capitalization approach estimates the fair value using the present value of the future cash flow expectations by applying an appropriate overall capitalization rate to the forecasted net operating income. The significant unobservable inputs used in this calculation include rental income, fees associated with rental income, expenses associated with the property including taxes, payroll, insurance and other items, and capitalization rates, which are determined through market extraction and the debt service coverage ratio. The sales comparison approach compares the prices paid for similar properties, the prices asked by owners and offers made. The unobservable inputs to this methodology include ratios of sales prices to annual gross income, price paid per unit and adjustments made based on financing, conditions of sale, and physical characteristics of the property. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Subsequent to initial measurement, the foreclosed properties that we intend to sell are reported at the lower of the carrying amount or fair value less estimated costs to sell. Foreclosed properties classified as held for use, included in “Other Assets” in our consolidated balance sheets, are depreciated and impaired when circumstances indicate that the carrying amount of the property is no longer recoverable. The fair values of our single-family foreclosed properties subsequent to initial measurement are determined using the same information hierarchy used for the initial fair value measurement.
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of December 31, 2012, these methodologies comprised approximately 78% of our valuations, while accepted offers comprised approximately 20% of our valuations.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Derivatives Assets and Liabilities (collectively “Derivatives”)
Derivatives are recorded in our consolidated balance sheets at fair value on a recurring basis. The valuation process for the majority of our risk management derivatives uses observable market data provided by third-party sources, resulting in Level 2 classification of the valuation hierarchy.
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
Debt
The majority of debt of Fannie Mae is recorded in our consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments. We elected the fair value option for certain structured debt instruments, which are recorded in our consolidated balance sheets at fair value on a recurring basis.
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
Consensus: Certain consolidated MBS debt with embedded derivatives is recorded in our consolidated balance sheets at fair value on a recurring basis. Consolidated MBS debt is traded in the market as MBS assets. Accordingly, we estimate the fair value of our consolidated MBS debt using quoted market prices in active markets for similar liabilities when traded as assets. For a portion of our senior-subordinated trust structures, we estimate the fair value using the average of two or more vendor valuation techniques at the security level as a proxy for estimating debt fair value. This valuation technique estimates fair value based upon prices received from more than one vendor. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We calibrate the performance of our proprietary distressed home price model using actual offers in recently observed transactions. The model’s performance is reviewed on a monthly basis by the REO valuation team and compared quarterly to specific model performance thresholds. The results of the validation are regularly reviewed with the VOC.
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
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of December 31, 2012 and 2011. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of
	December 31, 2012						December 31, 2011
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjust-ment	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$89,036	$75,786	$13,250	$—	$—	$89,036	$68,336	$68,336
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,500	—	32,500	—	—	32,500	46,000	46,000
Trading securities	40,695	17,950	20,459	2,286	—	40,695	74,198	74,198
Available-for-sale securities	63,181	—	38,147	25,034	—	63,181	77,582	77,582
Mortgage loans held for sale	464	—	267	208	—	475	311	325
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	305,025	—	39,018	232,170	—	271,188	322,825	294,996
Of consolidated trusts	2,643,917	—	2,528,004	234,424	—	2,762,428	2,575,485	2,652,025
Mortgage loans held for investment	2,948,942	—	2,567,022	466,594	—	3,033,616	2,898,310	2,947,021
Advances to lenders	7,592	—	6,936	572	—	7,508	5,538	5,420
Derivative assets at fair value	435	—	16,051	175	(15,791)	435	561	561
Guaranty assets and buy-ups	327	—	—	692	—	692	503	901
Total financial assets	$3,183,172	$93,736	$2,694,632	$495,561	$(15,791)	$3,268,138	$3,171,339	$3,220,344

Financial liabilities:
Short-term debt:
Of Fannie Mae	$105,233	$—	$105,253	$—	$—	$105,253	$146,752	$146,782
Of consolidated trusts	3,483	—	—	3,483	—	3,483	4,973	4,973
Long-term debt:
Of Fannie Mae	510,631	—	534,516	1,056	—	535,572	585,692	613,983
Of consolidated trusts	2,570,170	—	2,685,008	16,171	—	2,701,179	2,452,455	2,596,657
Derivative liabilities at fair value	705	—	22,590	161	(22,046)	705	916	916
Guaranty obligations	599	—	—	3,113	—	3,113	811	3,944
Total financial liabilities	$3,190,821	$—	$3,347,367	$23,984	$(22,046)	$3,349,305	$3,191,599	$3,367,255
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Guaranty Obligations—The fair value of all guaranty obligations, measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. These obligations are classified within Level 3. The valuation methodology and inputs used in estimating the fair value of the guaranty obligation are described under “Fair Value Measurement—Mortgage Loans Held for Investment, Build-up.”
HARP Loans—We measure the fair value of loans that are delivered under the Home Affordable Refinance Program (“HARP”) using a modified build-up approach while the loan is performing. Under this modified approach, we set the credit component of the consolidated loans (that is, the guaranty obligation) equal to the compensation we would currently receive for a loan delivered to us under the program because the total compensation for these loans is equal to their current exit price in the GSE securitization market. For a description of the build-up valuation methodology, refer to “Fair Value Measurement—Mortgage Loans Held for Investment.” We will continue to use this pricing methodology as long as the HARP program is available to market participants. If, subsequent to delivery, the refinanced loan becomes past due or is modified as a part of a troubled debt restructuring, the fair value of the guaranty obligation is then measured consistent with other loans that have these characteristics.
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $7.6 billion as of December 31, 2012. The total fair value of the loans in our portfolio that have been refinanced under HARP as of December 31, 2012 as presented in the table above is $255.2 billion. In the three months ended December 31, 2012, we revised how we categorize our loans to reflect all loans with LTV ratios at origination in excess of 80% as HARP loans. Previously we did not categorize loans that were backed by second homes or investor properties as HARP loans.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Interest income for the mortgage loans is recorded in “Mortgage loans interest income” and interest expense for the debt instruments is recorded in “Long-term debt interest expense” in our consolidated statements of operations and comprehensive income (loss).
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of December 31, 2012 and 2011.

	As of
	December 31, 2012			December 31, 2011
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$10,800	$793	$11,647	$3,611	$838	$3,939
Unpaid principal balance	10,657	674	10,803	4,122	712	4,012
__________

(1)
Includes nonaccrual loans with a fair value of $273 million and $195 million as of December 31, 2012 and 2011, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of December 31, 2012 and 2011 is $189 million and $232 million, respectively. Includes loans that are 90 days or more past due with a fair value of $386 million and $310 million as of December 31, 2012 and 2011, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of December 31, 2012 and 2011 is $201 million and $262 million, respectively.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $100 million and $115 million as of December 31, 2012 and 2011, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2012			2011			2010
	Loans	Long-Term Debt	Total Losses	Loans	Long-Term Debt	Total Losses	Loans	Long-Term Debt	Total Losses
	(Dollars in millions)
Changes in instrument-specific credit risk	$(25)	$(13)	$(38)	$(215)	$10	$(205)	$(58)	$(9)	$(67)
Other changes in fair value	(124)	(76)	(200)	79	(92)	(13)	(73)	14	(59)
Fair value (losses) gains, net	$(149)	$(89)	$(238)	$(136)	$(82)	$(218)	$(131)	$5	$(126)
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
18.  Commitments and Contingencies
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
Legal actions and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Accordingly, the outcome of any given matter and the amount or range of potential loss at particular points in time is frequently difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel view the evidence and applicable law. Further, FHFA adopted a regulation in 2011, which provides, in part, that while we are in conservatorship, FHFA will not pay claims by our current or former shareholders, unless the Director of FHFA determines it is in the interest of the conservatorship. The presence of this regulation and the Director of FHFA’s assertion that FHFA will not pay claims asserted in certain cases discussed below while we are in conservatorship creates additional uncertainty in those cases.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In re Fannie Mae Securities Litigation
Fannie Mae is a defendant in a consolidated class action lawsuit initially filed in 2004 and currently pending in the U.S. District Court for the District of Columbia. In the consolidated complaint filed in 2005, lead plaintiffs Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio allege that we and certain former officers, as well as our former outside auditor, made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiffs contend that Fannie Mae’s accounting statements were inconsistent with GAAP requirements relating to hedge accounting and the amortization of premiums and discounts, and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs. On January 7, 2008, the court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this case. In 2011, the parties filed various motions for summary judgment. On September 20, 2012, the court granted summary judgment to defendant Franklin D. Raines, Fannie Mae’s former Chief Executive Officer, on all claims against him. On October 16, 2012, the court granted summary judgment to defendant J. Timothy Howard, Fannie Mae’s former Chief Financial Officer, on all claims against him. On November 20, 2012, the court granted summary judgment to defendant Leanne Spencer, Fannie Mae’s former Controller, on all claims against her. The other motions for summary judgment remain pending.
As discussed above, FHFA adopted a regulation in 2011, that provides in part that while we are in conservatorship, FHFA will not pay claims by our current or former shareholders, unless the Director of FHFA determines it is in the interest of the conservatorship. FHFA’s regulation has been challenged by lead plaintiffs in a separate lawsuit also pending in the U.S. District Court for the District of Columbia.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In 2009, the Court granted the defendants’ motion to dismiss the Securities Act claims as to all defendants. In 2010, the Court granted in part and denied in part the defendants’ motions to dismiss the Securities Exchange Act claims. As a result of the partial denial, some of the Securities Exchange Act claims remained pending against us and certain of our former officers. Fannie Mae filed its answer to the consolidated complaint on December 31, 2010. In 2011, lead plaintiffs filed motions to certify a class of persons who, between November 8, 2006 and September 5, 2008, inclusive, purchased or acquired (a) Fannie Mae common stock and options or (b) Fannie Mae preferred stock.
Plaintiffs filed a second amended joint consolidated class action complaint on March 2, 2012 and added FHFA as a defendant. On August 30, 2012, the court denied defendants’ motions to dismiss the second amended complaint, allowing plaintiffs’ Securities Exchange Act claims premised on Fannie Mae’s subprime and Alt-A disclosures to proceed along with plaintiffs’ claims premised on Fannie Mae’s risk management disclosures. Fannie Mae filed its answer to the second amended complaint on October 29, 2012. Discovery is ongoing.
Given the stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
In re 2008 Fannie Mae ERISA Litigation
In a consolidated complaint filed in 2009, plaintiffs allege that certain of our current and former officers and directors, including former members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs, and injunctive and other equitable relief. On February 1, 2012, plaintiffs sought leave to amend their complaint to add new factual allegations and the court granted plaintiffs’ motion. Plaintiffs filed an amended complaint on March 2, 2012 adding two current Board members and then-CEO Michael J. Williams as defendants. On October 22, 2012, the court granted in part and denied in part defendants’ motions to dismiss. The court dismissed with prejudice claims against seven former and current directors and officers who joined the Board of Directors or Benefit Plans Committee after Fannie Mae was placed into conservatorship. The court allowed plaintiffs’ breach of fiduciary duty and failure to monitor claims to go forward, but dismissed plaintiffs’ conflict of interest claim. Discovery is ongoing.
Given the stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Comprehensive Investment Services v. Mudd, et al.
This individual securities action was originally filed on May 13, 2009, by plaintiff Comprehensive Investment Services, Inc. against certain of our former officers and directors, and certain of our underwriters in the U.S. District Court for the Southern District of Texas. On July 7, 2009, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on May 11, 2011 against us, certain of our former officers, and certain of our underwriters. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. Plaintiff seeks relief in the form of rescission, actual damages, punitive damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. Plaintiff filed a second amended complaint on March 2, 2012. On August 30, 2012, the court denied defendants’ motions to dismiss the second amended complaint, allowing plaintiff’s Securities Exchange Act claims premised on Fannie Mae’s subprime and Alt-A disclosures and risk management disclosures to proceed. The court granted defendants’ motions to dismiss the state law claims, as well as the federal claims based on alleged violations of GAAP, and also dismissed two of our former officers from the action. On

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

October 10, 2012, the court denied plaintiff’s motion for reconsideration of the court’s order dismissing plaintiff’s state law claims against certain underwriters of Fannie Mae’s Series T preferred stock. Fannie Mae filed its answer to the amended complaint on October 29, 2012. Discovery is ongoing.
Given the stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Smith v. Fannie Mae, et al.
This individual securities action was originally filed on February 25, 2010, by plaintiff Edward Smith against Fannie Mae and certain of its former officers as well as several underwriters in the U.S. District Court for the Central District of California. On April 12, 2010, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on April 19, 2011, which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. Plaintiff filed a second amended complaint, allowing plaintiff’s Securities Exchange Act claims premised on Fannie Mae’s subprime and Alt-A disclosures and risk management disclosures to proceed, but granted defendants’ motions to dismiss the state law claims. On October 10, 2012, the court denied plaintiff’s motion for reconsideration of the court’s order dismissing plaintiff’s state law claims against certain underwriters of Fannie Mae’s Series S preferred stock. Fannie Mae filed its answer to the amended complaint on October 29, 2012. Discovery is ongoing.
Given the stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Transfer Tax Litigation
A number of lawsuits have been filed against us in multiple states challenging our right to claim an exemption under our charter from transfer taxes in connection with the recordation of deeds upon transfers of real property by sale or foreclosure. The plaintiffs in several of these lawsuits seek to represent a nationwide class of localities. In addition, we have filed a lawsuit against the state of Illinois and four counties seeking a judgment that we are exempt from these transfer taxes. If any of these lawsuits are decided against us, we may be required to pay past transfer taxes, damages, fees and/or costs. Although we believe that our charter provides us with an exemption from these taxes and therefore we have a valid defense in these lawsuits, in March 2012 a federal district court in Michigan held in two cases that we are not exempt from Michigan transfer taxes under our charter. We, along with FHFA and Freddie Mac, filed a Petition for Permission to Appeal the two Michigan decisions with the U.S. Court of Appeals for the Sixth Circuit, which was granted on September 5, 2012. The appeal is fully briefed. Since these two adverse rulings in Michigan, a number of courts have agreed with our position that we are exempt from these transfer taxes under our charter. We do not expect the outcome of these lawsuits to have a material impact on our results of operations or financial condition.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unconditional Purchase and Lease Commitments
We have unconditional commitments related to the purchase of loans and mortgage-related securities. These include both on- and off-balance sheet commitments. A portion of these have been recorded as derivatives in our consolidated balance sheets. Unfunded lending represents off-balance sheet commitments for the unutilized portion of lending agreements entered into with multifamily borrowers.
We lease certain premises and equipment under agreements that expire at various dates through 2029. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $41 million, $40 million and $35 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table summarizes by remaining maturity, non cancelable future commitments related to loan and mortgage purchases, unfunded lending, operating leases, and other agreements as of December 31, 2012.

	As of December 31, 2012
	Loans and Mortgage-Related Securities(1)	Unfunded Lending	Operating Leases	Other(2)
	(Dollars in millions)
2013	$65,309	$11	$35	$51
2014	1	1	34	50
2015	—	4	30	22
2016	—	—	24	21
2017	—	—	22	1
Thereafter	—	—	9	—
Total	$65,310	$16	$154	$145
__________

(1)	Includes $64.7 billion that has been accounted for as mortgage commitment derivatives.

(2)	Includes purchase commitments for certain telecom services, computer software and services, and other agreements.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.  Selected Quarterly Financial Information (Unaudited)
The consolidated statements of operations for the quarterly periods in 2012 and 2011 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	For the 2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$449	$73	$234	$233
Available-for-sale securities	727	1,035	789	748
Mortgage loans	32,570	32,023	30,593	29,520
Other	38	40	53	65
Total interest income	33,784	33,171	31,669	30,566
Interest expense:
Short-term debt	42	32	38	40
Long-term debt	28,545	27,711	26,314	24,967
Total interest expense	28,587	27,743	26,352	25,007
Net interest income	5,197	5,428	5,317	5,559
(Provision) benefit for credit losses(1)	(2,000)	3,041	(2,079)	1,890
Net interest income after (provision) benefit for credit losses	3,197	8,469	3,238	7,449
Investment gains, net	116	131	134	106
Other-than-temporary impairments	(80)	(196)	(17)	(18)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive income (loss)	16	(403)	(21)	6
Net other-than-temporary impairments	(64)	(599)	(38)	(12)
Fair value gains (losses), net	283	(2,449)	(1,020)	209
Debt extinguishment losses, net	(34)	(93)	(54)	(63)
Fee and other income	375	395	378	339
Non-interest income (loss)	676	(2,615)	(600)	579
Administrative expenses:
Salaries and employee benefits	306	292	294	303
Professional services	168	179	195	224
Occupancy expenses	43	48	48	49
Other administrative expenses	47	48	51	72
Total administrative expenses	564	567	588	648
Foreclosed property expense (income)	339	(70)	(48)	(475)
Other expenses	252	238	285	285
Total expenses	1,155	735	825	458
Net income	2,718	5,119	1,813	7,570
Less: Net loss (income) attributable to noncontrolling interest	1	(5)	8	—
Net income attributable to Fannie Mae	2,719	5,114	1,821	7,570
Preferred stock dividends	(2,817)	(2,929)	(2,929)	(2,928)
Undistributed earnings available for distribution to senior preferred stockholder	—	—	—	(4,224)
Net (loss) income attributable to common stockholders (Note 11)	$(98)	$2,185	$(1,108)	$418
(Loss) earnings per share:
Basic	$(0.02)	$0.38	$(0.19)	$0.07
Diluted	(0.02)	0.37	(0.19)	0.07
Weighted-average common shares outstanding:
Basic	5,761	5,762	5,762	5,762
Diluted	5,761	5,893	5,762	5,893
__________

(1)
Includes out-of-period adjustments of $548 million, $503 million, $850 million, and $172 million which increased our provision for credit losses for the three months ended March 31, 2012, June 30, 2012, September 30, 2012, and December 31, 2012, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the 2011 Quarter Ended
	March 31	June 30	September 30	December 31(1)
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$284	$264	$274	$265
Available-for-sale securities	1,213	1,152	1,160	(248)
Mortgage loans	35,590	35,333	34,334	33,205
Other	28	25	26	38
Total interest income	37,115	36,774	35,794	33,260
Interest expense:
Short-term debt	107	81	66	56
Long-term debt	32,048	31,721	30,542	29,041
Total interest expense	32,155	31,802	30,608	29,097
Net interest income	4,960	4,972	5,186	4,163
Provision for credit losses	(10,554)	(6,537)	(4,151)	(5,476)
Net interest (loss) income after provision for credit losses	(5,594)	(1,565)	1,035	(1,313)
Investment gains, net	75	171	73	187
Other-than-temporary impairments	(57)	(28)	(232)	(297)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive income (loss)	13	(28)	(30)	351
Net other-than-temporary impairments	(44)	(56)	(262)	54
Fair value gains (losses), net	289	(1,634)	(4,525)	(751)
Debt extinguishment gains (losses), net	13	(43)	(119)	(83)
Fee and other income	237	265	291	370
Non-interest income (loss)	570	(1,297)	(4,542)	(223)
Administrative expenses:
Salaries and employee benefits	320	310	323	283
Professional services	189	169	173	205
Occupancy expenses	42	43	46	48
Other administrative expenses	54	47	49	69
Total administrative expenses	605	569	591	605
Foreclosed property expense (income)	488	(478)	733	37
Other expenses	352	32	254	228
Total expenses	1,445	123	1,578	870
Loss before federal income taxes	(6,469)	(2,985)	(5,085)	(2,406)
(Provision) benefit for federal income taxes	(2)	93	—	(1)
Net loss	(6,471)	(2,892)	(5,085)	(2,407)
Less: Net (income) loss attributable to noncontrolling interest	—	(1)	—	1
Net loss attributable to Fannie Mae	(6,471)	(2,893)	(5,085)	(2,406)
Preferred stock dividends	(2,216)	(2,282)	(2,494)	(2,622)
Net loss attributable to common stockholders	$(8,687)	$(5,175)	$(7,579)	$(5,028)
Loss per share—Basic and Diluted	$(1.52)	$(0.90)	$(1.32)	$(0.87)
Weighted-average common shares outstanding—Basic and Diluted	5,698	5,730	5,760	5,760
__________

(1)
Includes an out-of-period adjustment of $933 million comprised of $1.2 billion to reduce “Interest Income: Available-for-sale securities” offset by a $264 million reduction to “Other-than-temporary impairments” in our consolidated statement of operations and comprehensive loss for the three months ended December 31, 2011.

20.  Subsequent Events
Repurchase Request Resolution Agreement
On January 6, 2013, we entered into an agreement (the “resolution agreement”) with Bank of America, N.A., Countrywide Home Loans, Inc., and other parties, each of which is an affiliate of Bank of America Corporation, to resolve certain repurchase requests arising from breaches of selling representations and warranties.
The resolution agreement resolved our outstanding and expected future repurchase requests arising from breaches of selling representations and warranties on specified single-family loans delivered to us by Bank of America and Countrywide that were originated between January 1, 2000 and December 31, 2008. The resolution agreement included the following components:

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Bank of America made a cash payment to us of $3.6 billion related to repurchase requests in January 2013; and

•	Bank of America repurchased approximately 29,500 loans from us in January 2013 for an aggregate repurchase price of $6.6 billion, subject to a reconciliation process.
The resolution agreement also provided that:

•
We released Bank of America from current and future repurchase liability in connection with seller representations and warranties on the loans covered by the agreement, except for repurchase obligations arising out of specified excluded defects (for example, certain violations of our Charter Act);

•
We retained ownership of all of the loans covered by the agreement, other than the loans that Bank of America repurchased pursuant to the agreement and any additional loans that will be repurchased by Bank of America in the future due to an excluded defect;

•
Bank of America continues to be responsible for certain payments and related obligations with respect to mortgage insurance rescissions, cancellations and denials on the loans covered by the agreement, which obligations are in addition to the cash payment and the repurchase price described above. In January 2013, Bank of America made an initial cash payment of $518 million related to mortgage insurance claims; and

•	Bank of America continues to be responsible for its servicing, third-party indemnification and recourse obligations with respect to the loans covered by the agreement.
The resolution agreement addressed $11.3 billion of unpaid principal balance, or 97%, of our outstanding repurchase requests made to Bank of America as of December 31, 2012. Accordingly, the amount of our outstanding repurchase requests will decrease substantially in the three months ending March 31, 2013 as outstanding repurchase requests to Bank of America represent 73% of our total repurchase requests outstanding as of December 31, 2012.
The following table displays the impact of this agreement that we recognized in our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2012.

For the Year Ended
December 31, 2012
(Dollars in millions)
Net interest income	$181
Benefit for credit losses	841
Foreclosed property income	106
Total	$1,128
Below we describe the resolution agreement’s impact on our consolidated statement of operations and comprehensive income (loss).
As of December 31, 2012, we adjusted our allowance for loan losses to consider the net impact of the resolution agreement as it related to both the loans to be repurchased as well as the loans for which we retained ownership. For loans that Bank of America repurchased in accordance with the resolution agreement, we eliminated the associated allowance for loan losses as we no longer expected to incur any loss on them. For loans that we retained, we adjusted the estimated repurchase benefit in the allowance for loan losses to reflect only the compensation we would receive under the terms of the agreement. In addition, the loans that Bank of America repurchased that were on nonaccrual status before the settlement of the agreement were returned to accrual status as of December 31, 2012 to reflect the change in our assessment of collectibility, which resulted in additional net interest income for the year ended December 31, 2012.
For loans that had previously charged off, for the year ended December 31, 2012, we recognized foreclosed property income and a benefit for credit losses for cash received under the terms of the resolution agreement for which we had an outstanding repurchase request or mortgage insurance receivable as of December 31, 2012. The income recognized for the year ended December 31, 2012 relates to cash received for these receivables in excess of the amounts previously charged off.
Upon settlement of the resolution agreement in the three months ending March 31, 2013, the unamortized basis adjustments on the loans repurchased by Bank of America will be recognized into net interest income, resulting in additional net interest income. In addition, in the three months ending March 31, 2013 we expect to record foreclosed property income and a benefit for credit losses for cash received under the terms of the agreement for previously charged off loans for which we had no outstanding repurchase request as of December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Compensatory Fee Resolution Agreement
On January 6, 2013, we and Bank of America entered into an agreement (the “compensatory fee agreement”) to resolve outstanding and certain future compensatory fees owed by Bank of America due to servicing delays. Bank of America made an initial payment to us of $1.3 billion in January 2013. Subsequent to the initial payment, we and Bank of America will complete a loan review process in 2013 as specified in the compensatory fee agreement to mutually determine the final amount of compensatory fees owed. For the year ended December 31, 2012, we recognized income of $203 million in “Foreclosed property (income) expense” in our consolidated statement of operations and comprehensive income (loss) as a result of the compensatory fee agreement. Any remaining amount will be recognized in 2013 once we have completed a sufficient portion of the loan review process to determine the final amount of income that will be received under the terms of the agreement.

FR013