Form 10-Q
period 2013-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2013-05-09
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of March 31, 2013, there were 1,158,077,970 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Treasury Draws and Senior Preferred Stock Dividend Payments	4
2	Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period	5
3	Single-Family Acquisitions Statistics	5
4	Credit Statistics, Single-Family Guaranty Book of Business	7
5	Summary of Condensed Consolidated Results of Operations	16
6	Analysis of Net Interest Income and Yield	17
7	Rate/Volume Analysis of Changes in Net Interest Income	18
8	Impact of Nonaccrual Loans on Net Interest Income	19
9	Fair Value Gains, Net	20
10	Total Loss Reserves	21
11	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	22
12	Nonperforming Single-Family and Multifamily Loans	23
13	Credit Loss Performance Metrics	25
14	Single-Family Credit Loss Sensitivity	26
15	Single-Family Business Results	27
16	Multifamily Business Results	29
17	Capital Markets Group Results	31
18	Capital Markets Group’s Mortgage Portfolio Activity	32
19	Capital Markets Group’s Mortgage Portfolio Composition	33
20	Summary of Condensed Consolidated Balance Sheets	35
21	Summary of Mortgage-Related Securities at Fair Value	36
22	Comparative Measures—GAAP Change in Stockholders’ Equity (Deficit) and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)	37
23	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	39
24	Activity in Debt of Fannie Mae	42
25	Outstanding Short-Term Borrowings and Long-Term Debt	44
26	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	45
27	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	46
28	Cash and Other Investments Portfolio	46
29	Fannie Mae Credit Ratings	47
30	Composition of Mortgage Credit Book of Business	50
31	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	52
32	Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus	55
33	Delinquency Status of Single-Family Conventional Loans	57
34	Single-Family Serious Delinquency Rates	58
35	Single-Family Conventional Serious Delinquency Rate Concentration Analysis	59
36	Statistics on Single-Family Loan Workouts	60
37	Percentage of Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	61
38	Single-Family Foreclosed Properties	61
39	Single-Family Foreclosed Property Status	62
40	Multifamily Lender Risk-Sharing	63

ii

Table	Description	Page
41	Multifamily Guaranty Book of Business Key Risk Characteristics	63
42	Multifamily Concentration Analysis	64
43	Multifamily Foreclosed Properties	65
44	Repurchase Request Activity	67
45	Outstanding Repurchase Requests	67
46	Mortgage Insurance Coverage	69
47	Rescission Rates of Mortgage Insurance	70
48	Estimated Mortgage Insurance Benefit	71
49	Unpaid Principal Balance of Financial Guarantees	71
50	Credit Loss Exposure of Risk Management Derivative Instruments	73
51	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	76
52	Derivative Impact on Interest Rate Risk (50 Basis Points)	77

iii

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10‑K for the year ended December 31, 2012 (“2012 Form 10‑K”) in “Business—Conservatorship and Treasury Agreements.”
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes and the more detailed information in our 2012 Form 10-K.
This report contains forward-looking statements that are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report. Our actual results may differ materially from those reflected in our forward-looking statements due to a variety of factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report and in “Risk Factors” in our 2012 Form 10-K.
You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2012 Form 10-K.

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
We have taken a number of actions in conservatorship to strengthen our financial performance, including reducing losses on our legacy book of business, building a profitable new book of business with responsible underwriting standards and pricing for risk. These actions are supporting the housing recovery and strengthening our financial performance. As a result of our actions and continued improvement in the housing market, our financial results for the first quarter of 2013 showed significant improvement compared with our results for the first quarter of 2012, and, although our earnings will vary from quarter to quarter, we expect our annual earnings to remain strong over the next few years. We recorded net income of $58.7 billion for the first quarter of 2013, which reflects a benefit for federal income taxes of $50.6 billion that resulted from our release of the substantial majority of our valuation allowance against our deferred tax assets. Our pre-tax income for the first quarter of 2013, which does not reflect the deferred tax valuation allowance release, was $8.1 billion. In the second quarter of 2013, we will pay Treasury a senior preferred stock dividend of $59.4 billion, which equals the excess of our net worth over a $3.0 billion capital reserve applicable in 2013 under the terms of our senior preferred stock purchase agreement with Treasury. With this dividend payment, we will have paid $95.0 billion in dividends to Treasury. We have received a total of $116.1 billion in funds from Treasury under the senior preferred stock purchase agreement since 2008.
Like the mortgage finance industry we serve, Fannie Mae is undergoing significant transformation. Since entering into conservatorship in September 2008, our senior management, constituencies and priorities have changed. More than 80% of our current senior management team, and every member of our management committee, has been hired or promoted into their current role since we entered into conservatorship. More than half of our employees were hired after conservatorship began. Moreover, instead of being run for the benefit of shareholders, our company is managed in the overall interest of taxpayers, which is consistent with the substantial public investment in us. Ultimately, we help fill the role of enabling families to buy, refinance or rent a home. We have provided approximately $3.5 trillion in liquidity to the housing market since the beginning of 2009. By keeping liquidity flowing, we support the housing recovery, which strengthens the U.S. economy.
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what changes to our business structure will be made during or following the conservatorship. Our agreements with Treasury that provide for financial support also include covenants that significantly restrict our business activities. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in our 2012 Form 10‑K in “Business—Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future and its impact on us in “Executive Summary—Outlook” in this report and in “Risk Factors” in our 2012 Form 10‑K.
Although Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock and has made a commitment under a senior preferred stock purchase agreement to provide us with funds to maintain a positive net worth under specified conditions, the U.S. government does not guarantee our securities or other obligations.
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
Our actions to accomplish these objectives are having a positive impact:

•
Financial Results and Treasury Dividend Payments. We experienced significant improvement in our financial results for the first quarter of 2013, as compared with the first quarter of 2012. Our pre-tax income of $8.1 billion for the first quarter of 2013 was the largest quarterly pre-tax income in our history. With our net income of $58.7 billion for the first quarter of 2013, which reflects the benefit for federal income taxes of $50.6 billion that resulted from the release of our deferred tax assets valuation allowance, we ended the quarter with a positive net worth of $62.4 billion as of March 31, 2013. We will pay $59.4 billion of that net worth as a dividend to Treasury in the second quarter of 2013. We expect to remain profitable for the foreseeable future.

•
Providing Liquidity and Support to the Mortgage Market. We continued to be a leading provider of liquidity to the mortgage market in the first quarter of 2013. As described below under “Contributions to the Housing and Mortgage Markets Since Entering Conservatorship—2013 Acquisitions and Market Share,” we remained the largest single issuer of mortgage-related securities in the secondary market during the quarter and remained a constant source of liquidity in the multifamily market.

•
Strong New Book of Business. Single-family loans we have acquired since the beginning of 2009 constituted 69% of our single-family guaranty book of business as of March 31, 2013, while the single-family loans we acquired prior to 2009 constituted 31% of our single-family book of business. We refer to the single-family loans we have acquired since the beginning of 2009 as our “new single-family book of business” and the single-family loans we acquired prior to 2009 as our “legacy book of business.” As described below in “Strengthening Our Book of Business—Credit Risk Profile,” we expect that our new single-family book of business will be profitable over its lifetime.

•
Expected Increases in Guaranty Fee Revenue. Because we increased our guaranty fees in 2012 on loans acquired after the increase, we expect to benefit from receiving significantly more revenue from guaranty fees in future periods than we have in prior periods, even after we remit some of this revenue to Treasury as we are required to do under the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”). We expect the rising guaranty fee revenue we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will in a number of years become the primary source of our revenues. This will particularly be the case as we reduce the size of our retained mortgage portfolio to comply with the terms of the senior preferred stock purchase agreement. Our “retained mortgage portfolio” refers to the mortgage-related assets we hold excluding those that are held by consolidated MBS trusts owned by third parties. If current housing market conditions continue and if we are not required to sell more of our retained mortgage portfolio assets than we currently anticipate selling, we expect increases in revenue from guaranty fees will generally offset expected declines in the revenues we generate from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt funding of those assets. We discuss expected changes in our guaranty fee revenue in “Strengthening Our Book of Business—Guaranty Fees on Recently Acquired Single-Family Loans,” and in “Outlook—Future Revenues and Profitability.”

•
Credit Performance. Our single-family serious delinquency rate has declined from its peak of 5.59% as of February 28, 2010, and was 3.02% as of March 31, 2013, compared with 3.29% as of December 31, 2012. See “Credit Performance” below for additional information about the credit performance of the mortgage loans in our single-family guaranty book of business.

•
Reducing Credit Losses and Helping Homeowners. We continued to execute on our strategies for reducing credit losses on our legacy book of business, which are addressed in “Business—Executive Summary—Reducing Credit Losses on Our Legacy Book of Business” in our 2012 Form 10‑K As part of our strategy to reduce defaults, we provided more than 63,000 loan workouts in the first quarter of 2013 to help homeowners stay in their homes or otherwise avoid foreclosure.

•
Helping to Build a New Housing Finance System. We continued our efforts to help build a new housing finance system, including pursuing the strategic goals identified by our conservator: build a new infrastructure for the secondary mortgage market; gradually contract our dominant presence in the marketplace while simplifying and shrinking our operations; and maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. We discuss these goals in our 2012 Form 10-K in “Business—Executive Summary—Helping to Build a New Housing Finance System.” In March 2013, the Acting Director of FHFA released 2013 corporate performance goals and related targets for Fannie Mae and Freddie Mac, referred to as the 2013 conservatorship scorecard, that build upon these strategic goals. See our Current Report on Form 8-K filed with the SEC on March 8, 2013 for a description of the 2013 conservatorship scorecard.

Summary of Our Financial Performance
We recognized comprehensive income of $59.3 billion in the first quarter of 2013, consisting of net income of $58.7 billion and other comprehensive income of $654 million. In comparison, we recognized comprehensive income of $3.1 billion in the first quarter of 2012, consisting of net income of $2.7 billion and other comprehensive income of $362 million.
Our net income in the first quarter of 2013 was driven primarily by the release of the substantial majority of our valuation allowance against our deferred tax assets, which resulted in a benefit for federal income taxes of $50.6 billion in our condensed consolidated statements of operations and comprehensive income. We discuss the factors that led to our conclusion to release the valuation allowance against our deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes.”
Our pre-tax income, which excludes the benefit for federal income taxes, was $8.1 billion in the first quarter of 2013 compared with $2.7 billion in the first quarter of 2012. The increase in our pre-tax income for the first quarter of 2013 compared with the first quarter of 2012 was primarily due to the recognition of credit-related income of $1.2 billion in the first quarter of 2013 compared with credit-related expenses of $2.3 billion in the first quarter of 2012. This result was primarily driven by an increase in home prices, including higher average sales prices on our real estate owned (“REO”) properties as the ratio of net proceeds to unpaid principal balance improved to 65% for the first quarter of 2013 compared with 56% for the first quarter of 2012. The improvement in our credit results was also due to a decline in the number of delinquent loans in our single family guaranty book of business. The number of seriously delinquent loans decreased 19% and the number of “early stage” delinquent loans (loans that are 30 to 89 days past due) decreased 7% compared with the first quarter of 2012.
In addition, net interest income increased $1.1 billion in the first quarter of 2013 compared with the first quarter of 2012. The increase in net interest income was driven, in large part, by a reduction in the amount of interest income not recognized for nonaccrual mortgage loans, which resulted from a 19% decline in the number of seriously delinquent loans and our resolution agreement with Bank of America in the first quarter of 2013. The resolution agreement resulted in the recognition of $518 million of unamortized cost basis adjustments on loans repurchased by Bank of America. See “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on this agreement.
We recognized other comprehensive income of $654 million in the first quarter of 2013 compared with other comprehensive income of $362 million in the first quarter of 2012. The other comprehensive income recognized in the first quarter of 2013 and 2012 was driven by a decrease in unrealized losses on non-agency available-for-sale securities primarily due to narrowing of credit spreads.
See “Consolidated Results of Operations” for more information on our results.

Net Worth
Our net worth increased to $62.4 billion as of March 31, 2013 from $7.2 billion as of December 31, 2012, primarily due to our comprehensive income of $59.3 billion, partially offset by our payment to Treasury of a $4.2 billion senior preferred stock dividend during the first quarter of 2013.
As a result of our positive net worth as of March 31, 2013, we are not requesting a draw from Treasury under the senior preferred stock purchase agreement. The aggregate liquidation preference on the senior preferred stock remains at $117.1 billion. Our dividend payment for the second quarter of 2013 will be $59.4 billion, which is calculated based on our net worth of $62.4 billion as of March 31, 2013 less the applicable capital reserve amount of $3.0 billion. As of June 30, 2013, we will have paid $95.0 billion in dividends to Treasury.
Table 1 below displays our Treasury draws and senior preferred stock dividend payments to Treasury since entering conservatorship on September 6, 2008.
Table 1: Treasury Draws and Senior Preferred Stock Dividend Payments

	2008	2009	2010	2011	2012	2013 (first quarter)	Cumulative Total
	(Dollars in billions)
Treasury draws(1)(2)	$(15.2)	$(60.0)	$(15.0)	$(25.9)	$—	$—	$(116.1)
Senior preferred stock dividends(3)	—	2.5	7.7	9.6	11.6	4.2	35.6
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
The funding we have received under the senior preferred stock purchase agreement with Treasury provided us with the capital and liquidity needed to maintain our ability to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”). We have not received funds from Treasury since the first quarter of 2012. Through March 31, 2013, we have requested cumulative draws totaling $116.1 billion. Under the senior preferred stock purchase agreement, dividend payments cannot be used to offset prior Treasury draws. Accordingly, while we have paid Treasury $35.6 billion in dividends, Treasury still maintains a liquidation preference of $117.1 billion on the senior preferred stock.
Total Loss Reserves
Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, decreased to $60.2 billion as of March 31, 2013 from $62.6 billion as of December 31, 2012. Our total loss reserve coverage to total nonperforming loans was 25% as of March 31, 2013 and December 31, 2012.
Strengthening Our Book of Business
Credit Risk Profile
While making it possible for families to purchase, refinance or rent a home, we are setting responsible credit standards to protect homeowners as well as taxpayers. Since 2009, we have seen the effect of actions we took, beginning in 2008, to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. While we do not yet know how the single-family loans we have acquired since January 1, 2009 will ultimately perform, given their strong credit risk profile and based on their performance so far, we expect that in the aggregate these loans, which constitute a growing majority of our single-family guaranty book of business, will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime.

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
Table 2 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of March 31, 2013 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008.
Table 2: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of March 31, 2013
	% of
	Single-Family	Current	Current
	Conventional	Estimated	Mark-to-Market	Serious
	Guaranty Book	Mark-to-Market	LTV Ratio	Delinquency
	of Business(1)	LTV Ratio	>100%(2)	Rate(3)
New Single-Family Book of Business	69%	70%	6%	0.35%
Legacy Book of Business:
2005-2008	20	96	40	9.77
2004 and prior	11	56	6	3.57
Total Single-Family Book of Business	100%	74%	13%	3.02%
__________

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of March 31, 2013.

(2)
The majority of loans in our new single-family book of business as of March 31, 2013 with mark-to-market LTV ratios over 100% were loans acquired under the Home Affordable Refinance Program. See “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—HARP and Refi Plus Loans” for more information on our recent acquisitions of loans with high LTV ratios.

(3)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the March 31, 2013 serious delinquency rates of loans in our legacy book of business.

Whether the loans we acquire in the future will exhibit an overall credit profile and performance similar to our more recent acquisitions will depend on a number of factors, including our future pricing and eligibility standards and those of mortgage insurers and the Federal Housing Administration (“FHA”), the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under the Home Affordable Refinance Program (“HARP”).
More detailed information on the risk characteristics of loans in our single-family book of business appears in “Table 31: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.” Information about the impact of HARP on the credit characteristics our new single-family book of business appears in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—HARP and Refi Plus Loans” and in “Table 32: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus” in that section.
Guaranty Fees on Recently Acquired Single-Family Loans
Table 3 below displays information regarding our average charged guaranty fee on single-family loans we acquired in the first quarter of 2013 and 2012, as well as the volume of our single-family Fannie Mae MBS issuances, which is indicative of the volume of single-family loans we acquired.
Table 3: Single-Family Acquisitions Statistics

	For the Three Months Ended March 31,
	2013	2012
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	54.4	28.9
Single-family Fannie Mae MBS issuances (in millions)(3)	$221,865	$196,755

__________

(1)
Pursuant to the TCCA, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date for securitization by 10 basis points; the incremental revenue is remitted to Treasury. In our single-family business results, the resulting revenue is included in guaranty fee income, and the expense is included in other expenses. This increase in guaranty fee is included in the single-family charged guaranty fee.

(2)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(3)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period.
The revenue we receive from guaranty fees depends on the volume of our single-family acquisitions, the charged guaranty fee at acquisition and the life of the loans. Because we increased our guaranty fees in 2012 on loans acquired after the increase, we expect to benefit from receiving significantly more revenue from guaranty fees in future periods than we have in prior periods, even after we remit some of this revenue to Treasury as we are required to do under the TCCA. The increase in our average charged guaranty fee on newly acquired single-family loans from the first quarter of 2012 to the first quarter of 2013 was primarily attributable to the 10 basis point increase on April 1, 2012 mandated by the TCCA, from which the incremental revenue is remitted to Treasury, and an average additional increase of 10 basis points implemented during the fourth quarter of 2012. These changes to guaranty fee pricing may help to encourage greater investment by banks and other investors in mortgage loans and mortgage-related securities, which is one of the goals set forth in FHFA’s strategic plan for Fannie Mae’s and Freddie Mac’s conservatorships. See “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue” in our 2012 Form 10‑K for more information on changes to our guaranty fee pricing.
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

Table 4: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2013	2012
	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	3.02%	3.29%	3.29%	3.41%	3.53%	3.67%
Seriously delinquent loan count	527,529	576,591	576,591	599,430	622,052	650,918
Nonperforming loans(3)	$236,988	$247,823	$247,823	$250,678	$240,472	$243,981
Foreclosed property inventory:
Number of properties(4)	101,449	105,666	105,666	107,225	109,266	114,157
Carrying value	$9,263	$9,505	$9,505	$9,302	$9,421	$9,721
Combined loss reserves(5)	$56,626	$58,809	$58,809	$63,100	$63,365	$69,633
Total loss reserves(6)	$59,114	$61,396	$61,396	$65,685	$66,694	$73,119
During the period:
Foreclosed property (number of properties):
Acquisitions(4)	38,717	174,479	41,112	41,884	43,783	47,700
Dispositions	(42,934)	(187,341)	(42,671)	(43,925)	(48,674)	(52,071)
Credit-related income (expenses)(7)	$1,034	$919	$2,419	$(2,130)	$3,015	$(2,385)
Credit losses(8)	$1,503	$14,392	$2,174	$3,485	$3,778	$4,955
REO net sales prices to unpaid principal balance(9)	65%	59%	62%	61%	59%	56%
Short sales net sales price to unpaid principal balance(10)	64%	61%	63%	61%	60%	58%
Loan workout activity (number of loans):
Home retention loan workouts(11)	47,635	186,741	44,044	45,936	41,226	55,535
Short sales and deeds-in-lieu of foreclosure	16,126	88,732	19,184	23,322	24,013	22,213
Total loan workouts	63,761	275,473	63,228	69,258	65,239	77,748
Loan workouts as a percentage of delinquent loans in our guaranty book of business(12)	27.53%	26.38%	24.22%	25.18%	24.14%	28.85%
__________

(1)
Our single-family guaranty book of business consists of (a) single-family mortgage loans of Fannie Mae, (b) single-family mortgage loans underlying Fannie Mae MBS and (c) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

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

(3)
Represents the total amount of nonperforming loans, including troubled debt restructurings (“TDR”). A TDR is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We generally classify loans as nonperforming when the payment of principal or interest on the loan is 60 days or more past due.

(4)
Includes held-for-use properties (properties that we do not intend to sell or that are not ready for immediate sale in their current condition), which are reported in our condensed consolidated balance sheets as a component of “Other assets” and acquisitions through deeds-in-lieu of foreclosure.

(5)
Consists of the allowance for loan losses for loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and single-family loans that we have guaranteed under long-term standby commitments. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related (Income) Expenses— Benefit (Provision) for Credit Losses.”

(6)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable and (c) allowance for preforeclosure property taxes and insurance receivables.

(7)	Consists of (a) the provision (benefit) for credit losses and (b) foreclosed property (income) expense.

(8)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property (income) expense, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(9)
Calculated as the amount of sale proceeds received on disposition of REO properties during the respective period, excluding those subject to repurchase requests made to our seller/servicers divided by the aggregate unpaid principal balance (“UPB”) of the related loans at the time of foreclosure. Net sales price represents the contract sale price less selling costs for the property and other charges paid by the seller at closing.

(10)
Calculated as the amount of sale proceeds received on properties sold in short sale transactions during the respective period divided by the aggregate UPB of the related loans. Net sales price represents the contract sales price less the selling costs for the property and other charges paid by the seller at the closing, including borrower relocation incentive payments and subordinate lien(s) negotiated payoffs.

(11)
Consists of (a) modifications, which do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment and forbearance plans that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 36: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

(12)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.
We discuss our strategies and the actions we are taking to minimize our credit losses in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in both this report and our 2012 Form 10-K.
Contributions to the Housing and Mortgage Markets Since Entering Conservatorship
Liquidity and Support Activities
We have provided approximately $3.5 trillion in liquidity to the housing market since 2009, enabling families to buy, refinance or rent a home. Since we entered into conservatorship in September 2008, we have provided critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. The approximately $3.5 trillion in liquidity we have provided to the mortgage market from 2009 through the first quarter of 2013 through our purchases and guarantees of loans enabled borrowers to complete 10.6 million mortgage refinancings and 2.9 million home purchases and provided financing for 1.8 million units of multifamily housing.

•
We strengthened our underwriting and eligibility standards to support sustainable homeownership. As a result, our new single-family book of business has a strong credit risk profile. Our support enables borrowers to have access to a variety of mortgage products, including long-term, fixed-rate mortgages, such as the prepayable 30-year fixed-rate mortgage, which protects homeowners from interest rate swings.

•
Through our loan workout efforts from 2009 through the first quarter of 2013, which included providing 921,986 loan modifications, we helped 1.3 million homeowners stay in their homes or otherwise avoid foreclosure. These efforts helped to support neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi PlusTM initiative, which offers refinancing flexibility to eligible Fannie Mae borrowers and includes HARP. From April 1, 2009, the date we began accepting delivery of Refi Plus loans, through March 31, 2013, we acquired approximately 3.2 million Refi Plus loans. Refinancings delivered to us through Refi Plus in the first quarter of 2013 reduced borrowers’ monthly mortgage payments by an average of $246. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed-rate mortgage or to switch from an interest-only mortgage to a fully amortizing mortgage.

•
We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed from 2009 through 2012 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in our 2012 Form 10‑K in “Business—Business Segments—Capital Markets.”

2013 Acquisitions and Market Share
As the leading provider of residential mortgage credit, we enable families to buy, refinance or rent a home. In the first quarter of 2013, we purchased or guaranteed approximately $240 billion in single-family and multifamily loans, measured by unpaid principal balance, which includes $9.3 billion in delinquent loans we purchased from our single-family MBS trusts. Our activities enabled our lender customers to finance approximately 1.0 million single-family conventional loans and loans for approximately 143,000 units in multifamily properties during the first quarter of 2013.

One of FHFA’s strategic goals for our conservatorship involves gradually contracting our dominant presence in the marketplace. Despite this goal, our market share remained large in the first quarter of 2013 as we have continued to meet the needs of the single-family mortgage market in the absence of substantial private capital. We remained the largest single issuer of mortgage-related securities in the secondary market during the first quarter of 2013, with an estimated market share of new single-family mortgage-related securities issuances of 48% in the first quarter of 2013 and the fourth quarter of 2012, compared with 51% in the first quarter of 2012.
We remain a constant source of liquidity in the multifamily market. We owned or guaranteed approximately 22% of the outstanding debt on multifamily properties as of December 31, 2012 (the latest date for which information is available).
Housing and Mortgage Market and Economic Conditions
Economic growth accelerated in the first quarter of 2013 compared with the fourth quarter of 2012. The inflation-adjusted U.S. gross domestic product, or GDP, rose by 2.5% on an annualized basis in the first quarter of 2013, according to the Bureau of Economic Analysis advance estimate, compared with an increase of 0.4% in the fourth quarter of 2012. While signs of a slowdown were clearly visible late in the first quarter of 2013, partly due to the impact of sequestration, we expect the slowdown to be temporary and are forecasting that growth will pick up modestly in the second half of 2013. The U.S. government may reach the limit on its borrowing authority later this year, but we do not yet know what the impact or timing of this will be, although the limit is not expected to be reached before the fall of 2013. The overall economy gained an estimated 618,000 jobs in the first quarter. According to the U.S. Bureau of Labor Statistics over the last 12 months ending in March 2013, the economy created 2.1 million non-farm jobs. The unemployment rate was 7.6% in March 2013, compared with 7.8% in December 2012. We expect that housing will continue to recover if the employment market continues to improve.
Housing activity showed improvement during the first quarter of 2013. Total existing home sales averaged 4.9 million units annualized in the first quarter of 2013, a 0.8% increase from the fourth quarter of 2012, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 21% of existing home sales in March 2013, compared with 24% in December 2012 and 29% in March 2012. New single-family home sales strengthened during the first quarter of 2013, averaging an annualized rate of 424,000 units, an 11% increase from the fourth quarter of 2012, according to the Bureau of the Census.
During first quarter of 2013, the number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes each remained below its historical average, with existing homes declining to 4.5 months and new homes declining to 4.3 months, marking the lowest quarterly reading for each measure since the second quarter of 2005.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained historically high at 6.8% as of December 31, 2012, according to the Mortgage Bankers Association National Delinquency Survey. We provide information about Fannie Mae’s serious delinquency rate, which also decreased, in “Credit Performance.”
We estimate that home prices on a national basis declined by an estimated 19.3% from their peak in the third quarter of 2006 to the first quarter of 2013, based on our home price index, but increased by an estimated 5.9% from the first quarter of 2012 to the first quarter of 2013. Our home price estimates are based on preliminary data and are subject to change as additional data become available. The decline in home prices that began in 2006 left many homeowners with “negative equity” in their homes, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the fourth quarter of 2012 was approximately 10.4 million, down from 12.1 million in the fourth quarter of 2011. The percentage of properties with mortgages in a negative equity position in the fourth quarter of 2012 was 21.5%, down from 25.2% in the fourth quarter of 2011 and its peak of 25.7% reached in the fourth quarter of 2009.
During the first quarter of 2013, the national multifamily sector continued to benefit from rental demand despite a slowdown during the latter part of 2012. Underlying fundamentals, which include factors such as vacancy rates and rents, remain stable and the estimated vacancy rate is at a historically low level. Preliminary third-party data for the first quarter of 2013 indicate that the national multifamily vacancy rate for institutional investment-type apartment properties decreased to an estimated 5.25% as of March 31, 2013, compared with an estimated 5.50% as of December 31, 2012 and an estimated 6.0% as of March 31, 2012.
In addition, preliminary third-party data indicate that asking rents increased in the first quarter of 2013 by an estimated 0.5% on a national basis. Ongoing multifamily rental demand is also reflected in an estimated positive net absorption (that is, the net change in the number of occupied rental units after deducting new supply added during the period) of approximately 36,000 units during the first quarter, according to preliminary data from Reis, Inc.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of continued improvement in these fundamentals have helped boost property values; as a result, there has been an increase in new multifamily construction development in a number of metropolitan areas.
Over 180,000 new multifamily units are expected to be completed and become available this year, according to Axiometrics, Inc. Most of this new construction is concentrated in certain metropolitan areas, which could result in localized, short-term oversupply. In addition, if the employment market does not continue to improve, future rent growth is likely to slow and vacancy rates are likely to increase. Multifamily properties located in areas affected by federal government sequestration cuts may be particularly impacted by adverse conditions in the employment market.
Outlook
Financial Results and Dividend Payments to Treasury. We experienced significant improvement in our financial results for the first quarter of 2013, as compared with the first quarter of 2012. After paying Treasury a $4.2 billion quarterly dividend during the first quarter of 2013, we ended the quarter with a positive net worth of $62.4 billion as of March 31, 2013. Our pre-tax income for the first quarter of 2013, which does not reflect the deferred tax valuation allowance release, was $8.1 billion. While our earnings will vary from quarter to quarter, we expect to remain profitable for the foreseeable future. Because loans remain in our book of business for a number of years, the credit quality of and guaranty fees we charge on the loans we acquire in a particular year affects our results for a period of years after we acquire them. Accordingly, we expect the improvements in the credit quality of our loan acquisitions since 2009 and the increases in our charged guaranty fees on recently acquired loans to benefit our results for years to come, especially because these loans have relatively low interest rates, making them less likely to be refinanced than loans with higher interest rates.
In compliance with our dividend obligation to Treasury, we will retain only a limited amount of any future earnings because we must pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $3.0 billion for each quarter of 2013 and decreases annually until it reaches zero in 2018.
One of our objectives is to pay taxpayers for their investment in our company. Through March 31, 2013, we have received a total of $116.1 billion under the senior preferred stock purchase agreement. This funding has provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the 2008 Reform Act. We have not received funds from Treasury under the agreement since the first quarter of 2012. Under the terms of the senior preferred stock purchase agreement, dividend payments cannot be used to offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, Treasury still maintains a liquidation preference of $117.1 billion on the senior preferred stock, even though we have paid $35.6 billion in dividends through March 31, 2013 and, with our dividend payment of $59.4 billion in the second quarter of 2013, we will have paid $95.0 billion in dividends. Because we expect our annual earnings to remain strong over the next few years, we expect that the amount of dividends we pay Treasury will ultimately exceed the amounts we have drawn.
Overall Market Conditions. We expect that single-family mortgage loan delinquency and severity rates will continue their downward trend, but that single-family delinquency, default and severity rates will remain high compared with pre-housing crisis levels. Despite multifamily sector improvement at the national level, we expect certain local markets and properties will continue to exhibit weak fundamentals. We expect the level of multifamily foreclosures for 2013 overall will generally remain commensurate with 2012 levels. Conditions may worsen if the unemployment rate increases on either a national or regional basis.
We forecast that total originations in the U.S. single-family mortgage market in 2013 will decrease from 2012 levels by approximately 15% from an estimated $1.92 trillion to $1.63 trillion and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.40 trillion in 2012 to $1.01 trillion in 2013. Our forecast of a decrease in refinancings is based in part on our expectation that mortgage rates will rise later this year. In the first quarter of 2013, refinancings comprised approximately 83% of our single-family business volume, compared with approximately 79% for all of 2012.
Home Prices. We estimate that home prices on a national basis declined by an estimated 19.3% from their peak in the third quarter of 2006 to the first quarter of 2013, based on our home price index, but increased by an estimated 5.9% from the first quarter of 2012 to the first quarter of 2013. The percentage of loans in our single-family conventional guaranty book of business with an unpaid principal balance greater than the current estimated value of the underlying home decreased to 13% as of March 31, 2013 from 19% as of March 31, 2012. Although home price growth may not continue at 2012 levels, we expect that, if current market trends continue, home prices will increase on a national basis overall in 2013. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, spending cuts, mortgage finance programs and policies and housing finance reform; the management of the Federal Reserve’s MBS holdings; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic conditions. Because of these uncertainties, the actual home price changes we experience may differ significantly from our expectations. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We realize losses on loans, through our charge-offs, when foreclosure sales are completed or when we accept short sales or deeds-in-lieu of foreclosure. We expect our credit losses to remain elevated in 2013 relative to pre-housing crisis levels. In addition, to the extent the slow pace of foreclosures continues in 2013, our realization of some credit losses will be delayed.
Loss Reserves. Our total loss reserves were $60.2 billion as of March 31, 2013, down from their peak of $76.9 billion as of December 31, 2011. We expect our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default.
Future Revenues and Profitability. Historically, we have generated the majority of our net revenues from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt funding of those assets. As we discuss in our 2012 Form 10‑K in “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements,” we are required to reduce the size of our retained mortgage portfolio each year until we hold no more than $250 billion in mortgage assets by the end of 2018. As we reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio assets will also decrease. If current housing market conditions continue and if we are not required to sell more of our retained mortgage portfolio assets than we currently anticipate selling, we expect that these declines in our revenues will generally be offset by rising guaranty fee revenue received for managing the credit risk on loans underlying Fannie Mae MBS held by third parties. We recognize almost all of our guaranty fee revenue in net interest income in our condensed consolidated statements of operations and comprehensive income. We expect that, in a number of years, guaranty fees will become the primary source of our revenues as a result of both the shrinking of our retained mortgage portfolio and the impact of guaranty fee increases in 2011 and 2012. Any future increases in guaranty fees will likely further increase our guaranty fee revenue. The amount of our guaranty fee revenue in future periods will be impacted by many factors, including adjustments to guaranty fee pricing we may make in the future, which we discuss in our 2012 Form 10‑K in “Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue.”
In addition to our expectation that our guaranty fee revenue will increase in future periods, we also expect our credit losses will decrease as a result of the higher credit quality of our new book of business, the decrease in our legacy book and anticipated positive home price growth, which reduces the level of defaults we expect on our new book of business and our legacy book and lowers severity at the time of charge-off.
Uncertainty Regarding our Future Status. There is significant uncertainty regarding the future of our company, including how long the company will continue to be in its current form, the extent of our role in the market, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. We expect this uncertainty to continue.
In 2011, Treasury and the Department of Housing and Urban Development (“HUD”) released a report to Congress on reforming America’s housing finance market. The report states that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs. See “Legislative and Regulatory Developments” in this report and “Business—Legislative and Regulatory Developments” in our 2012 Form 10‑K for discussions of recent legislative reform of the financial services industry and proposals for GSE reform that could affect our business. See “Risk Factors” in our 2012 Form 10‑K for a discussion of the risks to our business relating to the uncertain future of our company.

Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary, including estimates and expectations regarding our future financial results and profitability, our future dividend payments to Treasury, our future revenues from guaranty fees, the profitability and performance of single-family loans we have acquired, our future acquisitions, our future REO inventory, our future delinquency, default and severity rates, our future credit losses and loss reserves, future housing market conditions, performance and volumes and future home prices. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, especially future home prices and the future performance of our loans. Our future estimates of our performance, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing; our future serious delinquency rates; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to accounting policies relating to our loss reserves; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loan; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; changes in the fair value of our assets and liabilities; impairments of our assets; changes in generally accepted accounting principles (“GAAP”); credit availability; natural and other disasters; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Legislative and Regulatory Developments” and “Business—Our Charter and Regulation of Our Activities” in our 2012 Form 10-K. Also see “Risk Factors” in our 2012 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
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
The Administration’s February 2011 report on the future of housing finance reform identifies a number of policy steps that could be used to wind down Fannie Mae and Freddie Mac, reduce the government’s role in housing finance and help bring private capital back to the mortgage market. These steps include (1) increasing guaranty fees, (2) gradually increasing the level of required down payments so that any mortgages insured by Fannie Mae or Freddie Mac eventually have at least a 10% down payment, (3) reducing conforming loan limits to those established in the 2008 Reform Act, (4) encouraging Fannie Mae and Freddie Mac to pursue additional credit loss protection and (5) reducing Fannie Mae’s and Freddie Mac’s retained mortgage portfolios, consistent with Treasury’s senior preferred stock purchase agreements with the companies. In addition, the report outlines three potential options for a new long-term structure for the housing finance system following the wind-down of Fannie Mae and Freddie Mac. The first option would privatize housing finance almost entirely. The second option would add a government guaranty mechanism that could scale up during times of crisis. The third option would involve the government offering catastrophic reinsurance behind private mortgage guarantors.
In 2012, the Acting Director of FHFA provided a strategic plan for Fannie Mae and Freddie Mac’s conservatorships. On March 4, 2013, the Acting Director of FHFA released the 2013 Conservatorship Scorecard for Fannie Mae and Freddie Mac, which details specific priorities that build upon the goals in the strategic plan. At that time, FHFA announced that, to further the goal of building a common securitization platform that would be able to function like a market utility, a new business entity will be established by Fannie Mae and Freddie Mac that will be separate from the two companies. The new business entity will be designed to operate as a replacement for some of Fannie Mae and Freddie Mac’s legacy infrastructure. The scorecard also established priorities relating to the goal that we contract our dominant presence in the marketplace. In support of this goal, FHFA set as goals that we (1) demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $30 billion of unpaid principal balances in 2013, (2) reduce the unpaid principal balance of new multifamily business relative to 2012 by at least 10% by tightening underwriting, adjusting pricing and limiting product offerings, while not increasing the proportion of our retained risk and (3) sell 5% of the assets we held in our retained mortgage portfolio as of December 31, 2012 that are not agency securities.
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
Congress passed two bills that were signed into law relating to GSE operations or activities. These bills increased the guaranty fees of the GSEs in order to offset the cost of a two month extension of the payroll tax cut in 2012 and prohibited the payment of bonuses to senior executives at the GSEs during conservatorship. In addition, the House, but not the Senate, passed legislation that would have placed GSE obligations on the federal budget and made them subject to the debt ceiling, as well as required receipts and disbursements of the GSEs to be counted in the federal budget. For legislation to be considered in the congressional session that convened in January 2013 and runs through 2014, any previously introduced legislation must be reintroduced and begin the legislative process again.
During the current congressional session, the Senate passed an amendment to its budget resolution that would make it more difficult for Congress to require an increase in our guaranty fees to offset government spending. In addition, legislation has been introduced in the Senate (the “Jumpstart GSE Reform Act”), but not yet acted upon, that would prohibit an increase in guaranty fees to offset spending unrelated to the business operations at the GSEs. That legislation would also prohibit Treasury from disposing of its senior preferred stock of the GSEs until legislation has been enacted that includes specific instruction for its disposition.
We expect Congress to continue consideration of housing finance reform in the current congressional session, including hearings on GSE reform and the consideration of legislation that may alter the housing finance reform system or the activities or operations of the GSEs.
In sum, there continues to be uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. See “Risk Factors” in our 2012 Form 10-K for discussions of the risks to our business relating to the uncertain future of our company and of how the uncertain future of our company may adversely affect our ability to retain and recruit well-qualified employees, including senior management.
Dodd-Frank Act—Ability to Repay
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
In May 2013, FHFA directed Fannie Mae and Freddie Mac to limit our acquisition of single-family loans to loans that are qualified mortgages, or that are exempt from the ability-to-repay rule, such as loans made to investors. This prohibition will be effective for loans with application dates on or after the effective date of the ability-to-repay rule, which is scheduled for January 10, 2014. We are currently evaluating the potential impact of the rule and the uncertainty surrounding its adoption on our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2012 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified four of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:
•    Fair Value Measurement
•    Total Loss Reserves
•    Other-Than-Temporary Impairment of Investment Securities
•    Deferred Tax Assets
See “MD&A—Critical Accounting Policies and Estimates” in our 2012 Form 10-K for a detailed discussion of these critical accounting policies and estimates. We also describe any significant changes in the judgments and assumptions we made during the first three months of 2013 in applying our critical accounting policies and significant changes to critical estimates.
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
Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	the sustainability of recent profitability required to realize the deferred tax assets;

•	whether or not there are cumulative net losses in our consolidated statements of operations in recent years;

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years; and

•	the carryforward periods for net operating losses and tax credits.
After weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of March 31, 2013. Therefore, we concluded that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized. As a result, we have released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that will be released against income before federal income taxes for the remainder of the year. However, we will retain $491 million of the valuation allowance that pertains to our capital loss carryforwards, which we believe will expire unused. The release of the valuation allowance resulted in the recognition of $50.6 billion as a benefit for federal income taxes in our condensed consolidated statements of operations and comprehensive income in the first quarter of 2013.

The positive evidence that weighed in favor of releasing the allowance as of March 31, 2013 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	our profitability in 2012 and the first quarter of 2013 and our expectations regarding the sustainability of these profits;

•	our three-year cumulative income position as of March 31, 2013;

•	the strong credit profile of the loans we have acquired since 2009;

•	the significant size of our guaranty book of business and our contractual rights for future revenue from this book of business;

•	our taxable income for 2012 and our expectations regarding the likelihood of future taxable income; and

•	that our net operating loss carryforwards will not expire until 2030 through 2031 and we expect to utilize all of these carryforwards within the next few years.
As discussed in our 2012 Form 10-K in “MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets,” releasing all or a portion of the valuation allowance in any period after December 31, 2012 will not reduce the funding available to us under the senior preferred stock purchase agreement and therefore would not result in regulatory actions that would limit our business operations to ensure our safety and soundness. In addition, we transitioned from a three-year cumulative loss position over the three years ended December 31, 2012 to a three-year cumulative income position over the three years ended March 31, 2013. The change in these conditions during the first quarter of 2013 removed negative evidence that supported maintaining the valuation allowance against our net deferred tax assets as of December 31, 2012. The balance of our net deferred tax assets was $49.7 billion as of March 31, 2013 compared with a net deferred tax liability of $509 million as of December 31, 2012.
We expect that the remaining valuation allowance not related to capital loss carryforwards will be reduced against income before federal income taxes throughout the remaining quarters of 2013 until that amount is reduced to zero as of December 31, 2013. The timing of the reduction of this remaining valuation allowance will be determined by the timing of our estimated income recognition for 2013.
Income before federal income taxes recorded in the remainder of 2013 may be greater or less than our current estimate. If income before federal income taxes recorded for the remainder of 2013 is greater than our current estimate, we will recognize a provision for federal income taxes in subsequent periods of 2013. Conversely, if income before federal income taxes recorded for the remainder of 2013 is lower than our current estimate, we will recognize an additional benefit for income taxes in subsequent periods of 2013. Starting in 2014, we expect that our effective tax rate will approach the statutory tax rate.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our condensed consolidated results of operations for the periods indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 5 displays a summary of our condensed consolidated results of operations for the periods indicated.
Table 5: Summary of Condensed Consolidated Results of Operations

	For the Three Months
	Ended March 31,
	2013	2012	Variance
	(Dollars in millions)
Net interest income	$6,304	$5,197	$1,107
Fee and other income	568	375	193
Net revenues	6,872	5,572	1,300
Investment gains, net	118	116	2
Fair value gains, net	834	283	551
Administrative expenses	(641)	(564)	(77)
Credit-related income (expenses)
Benefit (provision) for credit losses	957	(2,000)	2,957
Foreclosed property income (expense)	260	(339)	599
Total credit-related income (expenses)	1,217	(2,339)	3,556
Other non-interest expenses(1)	(286)	(350)	64
Income before federal income taxes	8,114	2,718	5,396
Benefit for federal income taxes	50,571	—	50,571
Net income	58,685	2,718	55,967
Less: Net loss attributable to noncontrolling interest	—	1	(1)
Net income attributable to Fannie Mae	$58,685	$2,719	$55,966
Total comprehensive income attributable to Fannie Mae	$59,339	$3,081	$56,258
__________

(1)	Consists of net other-than-temporary impairments, debt extinguishment losses, net and other expenses.
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

Table 6: Analysis of Net Interest Income and Yield

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$345,077	$3,830	4.44%	$378,344	$3,569	3.77%
Mortgage loans of consolidated trusts	2,669,149	25,394	3.81	2,600,221	29,001	4.46
Total mortgage loans(1)	3,014,226	29,224	3.88	2,978,565	32,570	4.37
Mortgage-related securities	236,309	2,683	4.54	288,449	3,458	4.80
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(152,986)	(1,797)	4.70	(186,214)	(2,305)	4.95
Total mortgage-related securities, net	83,323	886	4.25	102,235	1,153	4.51
Non-mortgage securities(2)	42,879	13	0.12	68,936	23	0.13
Federal funds sold and securities purchased under agreements to resell or similar arrangements	69,804	27	0.15	37,485	13	0.14
Advances to lenders	6,085	30	1.97	5,050	25	1.96
Total interest-earning assets	$3,216,317	$30,180	3.75%	$3,192,271	$33,784	4.23%
Interest-bearing liabilities:
Short-term debt(3)	$112,790	$42	0.15%	$133,307	$41	0.12%
Long-term debt	513,910	2,675	2.08	578,155	3,185	2.20
Total short-term and long-term funding debt	626,700	2,717	1.73	711,462	3,226	1.81
Debt securities of consolidated trusts	2,754,427	22,956	3.33	2,666,552	27,666	4.15
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(152,986)	(1,797)	4.70	(186,214)	(2,305)	4.95
Total debt securities of consolidated trusts held by third parties	2,601,441	21,159	3.25	2,480,338	25,361	4.09
Total interest-bearing liabilities	$3,228,141	$23,876	2.96%	$3,191,800	$28,587	3.58%
Net interest income/net interest yield		$6,304	0.78%		$5,197	0.65%
Net interest income/net interest yield of consolidated trusts(4)		2,438	0.37%		1,335	0.21%

	As of March 31,
	2013	2012
Selected benchmark interest rates(5)
3-month LIBOR	0.28%	0.47%
2-year swap rate	0.42	0.58
5-year swap rate	0.95	1.27
30-year Fannie Mae MBS par coupon rate	2.62	3.06
__________

(1)	Includes mortgage loans on nonaccrual status. Interest income on nonaccrual mortgage loans is recognized when cash is received.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.

(4)
Net interest income of consolidated trusts represents interest income from mortgage loans of consolidated trusts less interest expense from debt securities of consolidated trusts. Net interest yield is calculated based on net interest income from consolidated trusts divided by average balance of mortgage loans of consolidated trusts.

(5)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg L.P.

Table 7: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended
	March 31, 2013 vs. 2012
	Total	Variance Due to:(1)
	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$261	$(332)	$593
Mortgage loans of consolidated trusts	(3,607)	752	(4,359)
Total mortgage loans	(3,346)	420	(3,766)
Total mortgage-related securities, net	(267)	(204)	(63)
Non-mortgage securities(2)	(10)	(8)	(2)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	14	12	2
Advances to lenders	5	5	—
Total interest income	(3,604)	225	(3,829)
Interest expense:
Short-term debt(3)	1	(7)	8
Long-term debt	(510)	(341)	(169)
Total short-term and long-term funding debt	(509)	(348)	(161)
Total debt securities of consolidated trusts held by third parties	(4,202)	1,281	(5,483)
Total interest expense	(4,711)	933	(5,644)
Net interest income	$1,107	$(708)	$1,815
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.
Net interest income increased in the first quarter of 2013, compared with the first quarter of 2012, primarily due to accelerated net amortization income on loans and debt of consolidated trusts, lower interest expense on funding debt, a reduction in the amount of interest income not recognized for nonaccrual mortgage loans, higher interest income on mortgage loans of Fannie Mae as a result of our resolution agreement with Bank of America and higher guaranty fees. These factors were partially offset by lower interest income on mortgage loans of Fannie Mae and securities. The primary drivers of these changes were:

•	accelerated net amortization income related to mortgage loans and debt of consolidated trusts driven by a high volume of prepayments due to declining interest rates;

•
higher interest income on mortgage loans of Fannie Mae as a result of our resolution agreement with Bank of America. Upon settlement of the resolution agreement in the first quarter of 2013, the basis adjustments on the loans repurchased by Bank of America were recognized into interest income;

•
higher coupon interest income recognized on mortgage loans due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans. The balance of nonaccrual loans in our condensed consolidated balance sheet declined as we continued to complete a high number of loan workouts and foreclosures, and fewer loans became seriously delinquent;

•
higher guaranty fees primarily due to the 10 basis point increase related to the TCCA, which increased guaranty fees on all single-family residential mortgages delivered to Fannie Mae starting on April 1, 2012. The incremental guaranty fees are remitted to Treasury and recorded in “Other expenses” in our condensed consolidated statements of operations and comprehensive income; and

•
lower interest income on mortgage loans of Fannie Mae and mortgage securities due to lower mortgage rates and a decrease in their average balance, as we continue to manage our retained mortgage portfolio to the requirements of the senior preferred stock purchase agreement. This decrease in interest income was partially offset by lower interest expense on funding debt due to lower borrowing rates and funding needs, which allowed us to continue to replace higher-cost debt with lower-cost debt.

Net unamortized premiums on debt of consolidated trusts exceeded net unamortized premiums on the related mortgage loans by $19.8 billion as of March 31, 2013, compared with $16.8 billion as of December 31, 2012. These cost basis adjustments will be amortized as income over the contractual life of the underlying loans as a component of net interest income. The increase is primarily due to continued high refinancing volumes, which have significantly increased our portfolio securitization transactions.
We had $15.1 billion in net unamortized discounts and other cost basis adjustments on mortgage loans of Fannie Mae included in our condensed consolidated balance sheets as of March 31, 2013 compared with $15.8 billion as of December 31, 2012. The extent to which we may record these discounts and other cost basis adjustments as income in future periods will be based on the actual performance of the loans.
Table 8 displays the interest income not recognized for loans on nonaccrual status and the resulting reduction in our net interest yield on total interest earning assets for the periods indicated.
Table 8: Impact of Nonaccrual Loans on Net Interest Income

	For the Three Months Ended March 31,
	2013			2012
	Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)
	(Dollars in millions)
Mortgage loans of Fannie Mae	$(651)			$(982)
Mortgage loans of consolidated trusts	(112)			(180)
Total mortgage loans	$(763)	(10)	bps	$(1,162)	(15)	bps
__________

(1)	Amount includes cash received for loans on nonaccrual status.

(2)	Calculated based on annualized interest income not recognized divided by total interest-earning assets, expressed in basis points.
For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”
Fee and Other Income
Fee and other income includes transaction fees, technology fees and multifamily fees. Fee and other income increased in the first quarter of 2013 compared with the first quarter of 2012 primarily as a result of higher yield maintenance fees related to a large multifamily loan prepayment in the first quarter of 2013.

Fair Value Gains, Net
Table 9 displays the components of our fair value gains and losses.
Table 9: Fair Value Gains, Net

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(200)	$(374)
Net change in fair value during the period	631	553
Total risk management derivatives fair value gains, net	431	179
Mortgage commitment derivatives fair value gains (losses), net	131	(205)
Total derivatives fair value gains (losses), net	562	(26)
Trading securities gains, net	396	284
Other, net(1)	(124)	25
Fair value gains, net	$834	$283

	2013	2012
5-year swap rate:
As of January 1	0.86%	1.22%
As of March 31	0.95%	1.27%
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
We can expect high levels of period-to-period volatility in our results of operations and financial condition due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark to market through our earnings. These instruments include trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives that serve to mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our condensed consolidated financial statements.
Risk Management Derivatives Fair Value Gains, Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. We recognized risk management derivative fair value gains in the first quarter of 2013 and 2012 primarily as a result of increases in the fair value of our pay-fixed derivatives due to increases in swap rates during the periods. Risk management derivative gains in the first quarter of 2013 were greater than the gains in the first quarter of 2012, primarily due to larger increases in swap rates in the first quarter of 2013 compared with the first quarter of 2012.
We present, by derivative instrument type, the fair value gains and losses on our derivatives for the three months ended March 31, 2013 and 2012 in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value Gains (Losses), Net
We recognized fair value gains on our mortgage commitments in the first quarter of 2013 primarily due to gains on commitments to sell mortgage-related securities as a result of a decrease in prices as interest rates increased during the commitment period. We recognized fair value losses on our mortgage commitments in the first quarter of 2012 primarily due to losses on commitments to sell mortgage-related securities as a result of an increase in prices as interest rates decreased during the commitment period.

Trading Securities Gains, Net
Gains from our trading securities in the first quarter of 2013 were primarily driven by higher prices on Alt-A and subprime private label securities, primarily due to the narrowing of credit spreads on these securities as well as an improvement in the credit outlook of certain financial guarantors of these securities. Gains from trading securities in the first quarter of 2012 were primarily due to the narrowing of credit spreads on commercial mortgage-backed securities (“CMBS”).
Credit-Related (Income) Expenses
We refer to our (benefit) provision for loan losses and guaranty losses collectively as our “(benefit) provision for credit losses.” Credit-related (income) expenses consist of our (benefit) provision for credit losses and foreclosed property (income) expense.
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
Table 10 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. The fair value losses shown in Table 10 represent credit losses we expect to realize in the future or amounts that will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”
Table 10: Total Loss Reserves

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Allowance for loan losses	$56,461	$58,795
Reserve for guaranty losses(1)	1,203	1,231
Combined loss reserves	57,664	60,026
Allowance for accrued interest receivable	1,602	1,737
Allowance for preforeclosure property taxes and insurance receivable(2)	903	866
Total loss reserves	60,169	62,629
Fair value losses previously recognized on acquired credit-impaired loans(3)	12,762	13,694
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$72,931	$76,323
__________

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
The following table displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the periods indicated.

Table 11: Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$58,795	$72,156
(Benefit) provision for loan losses	(984)	1,980
Charge-offs(1)	(2,720)	(4,796)
Recoveries	1,272	486
Other(2)	98	283
Ending balance	$56,461	$70,109
Reserve for guaranty losses:
Beginning balance	$1,231	$994
Provision for guaranty losses	27	20
Charge-offs	(56)	(51)
Recoveries	1	34
Ending balance	$1,203	$997
Combined loss reserves:
Beginning balance	$60,026	$73,150
Total (benefit) provision for credit losses	(957)	2,000
Charge-offs(1)	(2,776)	(4,847)
Recoveries	1,273	520
Other(2)	98	283
Ending balance	$57,664	$71,106

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$56,626	$58,809
Multifamily	1,038	1,217
Total	$57,664	$60,026
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	2.00%	2.08%
Multifamily	0.51	0.59
Combined loss reserves as a percentage of:
Total guaranty book of business	1.90%	1.97%
Recorded investment in nonperforming loans	23.99	23.92
_________

(1)	Includes accrued interest of $115 million and $273 million for the three months ended March 31, 2013 and 2012, respectively.

(2)
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
We recognized a benefit for credit losses of $957 million in the first quarter of 2013 compared with a provision for credit losses of $2.0 billion in the first quarter of 2012. This result was driven by an increase in home prices, including the sales prices of our REO properties in the first quarter of 2013, and lower single-family delinquency rates. Home prices increased in the first quarter of 2013, which decreases the likelihood that loans will default and reduces the amount of credit losses on loans that default. Sales prices on dispositions of our REO properties improved in the first quarter of 2013 as a result of strong demand compared with the prior year. We received net proceeds from our REO sales equal to 65% of the loans’ unpaid principal balance in the first quarter of 2013, compared with 56% in the first quarter of 2012. The increase in sales prices contributed to a reduction in the single-family initial charge-off severity rate to 27.18% for the first quarter of 2013 from 33.43% for the first quarter of 2012. The decrease in our charge-off severity rate indicates a lower amount of credit loss at foreclosure and, accordingly, a lower provision for credit loss.
The number of seriously delinquent loans declined 19% to approximately 528,000 as of March 31, 2013 from approximately 651,000 as of March 31, 2012 and the number of early stage delinquent loans declined 7% to approximately 392,000 as of March 31, 2013 from approximately 419,000 as of March 31, 2012. The reduction in the number of delinquent loans is due, in part, to our efforts since 2009 to improve our underwriting standards and the credit quality of our single-family guaranty book of business, which has resulted in a decrease in the number of loans becoming delinquent. A decline in the number of loans becoming delinquent or seriously delinquent reduces our total loss reserves and provision for credit losses.
We discuss our expectations regarding our future loss reserves in “Executive Summary—Outlook—Loss Reserves.”
Nonperforming Loans
Our balance of nonperforming single-family loans remained high as of March 31, 2013 due to high levels of loans modified as TDRs. When a TDR occurs, the loan may return to a current status, but it will continue to be classified as a nonperforming loan as the loan is not performing in accordance with its original terms. Table 12 displays the composition of our nonperforming loans, which includes our single-family and multifamily held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”
Table 12: Nonperforming Single-Family and Multifamily Loans

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$105,204	$114,761
TDRs on accrual status	135,079	136,064
Total on-balance sheet nonperforming loans	240,283	250,825
Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts(1)	61	72
Total nonperforming loans	240,344	250,897
Allowance for loan losses and allowance for accrued interest receivable related to individually impaired on-balance sheet nonperforming loans	(45,479)	(45,776)
Total nonperforming loans, net of allowance	$194,865	$205,121
Accruing on-balance sheet loans past due 90 days or more(2)	$768	$3,580

	For the Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Interest related to on-balance sheet nonperforming loans:
Interest income forgone(3)	$1,998	$2,300
Interest income recognized for the period(4)	1,451	1,433
__________

(1)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(2)
Recorded investment in loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. As of December 31, 2012, includes loans with a recorded investment of $2.8 billion which were repurchased in January 2013 pursuant to our resolution agreement with Bank of America. These loans were returned to accrual status to reflect the change in our assessment of collectibility resulting from this agreement. Also includes loans insured or guaranteed by the U.S. government and loans for which we have recourse against the seller in the event of a default.

(3)
Represents the amount of interest income we did not record but would have recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their original contractual terms.

(4)
Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period. Primarily includes amounts accrued while the loans were performing and cash payments received on nonaccrual loans.

Foreclosed Property (Income) Expense
We recognized foreclosed property income of $260 million in the first quarter of 2013 compared with recording foreclosed property expense of $339 million in the first quarter of 2012 primarily due to improved sales prices on dispositions of our REO properties, resulting from strong demand in markets with limited REO supply. Additionally, we recognized foreclosed property income resulting from cash received under the terms of the resolution agreements with Bank of America and GMAC in the first quarter of 2013 related to previously charged off loans. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on these agreements.
Credit Loss Performance Metrics
Our credit-related (income) expenses should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonperforming loans, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 13 displays the components of our credit loss performance metrics as well as our average single-family and multifamily default rates and initial charge-off severity rates.

Table 13: Credit Loss Performance Metrics

	For the Three Months Ended March 31,
	2013			2012
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$1,503	19.8	bps	$4,327	56.8	bps
Foreclosed property (income) expense	(260)	(3.4)		339	4.5
Credit losses including the effect of fair value losses on acquired credit-impaired loans	1,243	16.4		4,666	61.3
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(2)	255	3.4		425	5.6
Credit losses and credit loss ratio	$1,498	19.8	bps	$5,091	66.9	bps
Credit losses attributable to:
Single-family	$1,503			$4,955
Multifamily	(5)			136
Total	$1,498			$5,091
Single-family default rate		0.32%			0.41%
Single-family initial charge-off severity rate(3)		27.18%			33.43%
Average multifamily default rate		0.03%			0.15%
Average multifamily initial charge-off severity rate(3)		34.49%			43.95%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from short sales and third-party sales.

Credit losses decreased in the first quarter of 2013 compared with the first quarter of 2012 primarily due to improved sales prices of our REO properties and lower REO acquisitions primarily driven by lower delinquencies in 2013. In addition, during the first quarter of 2013, we entered into agreements with Bank of America and GMAC relating to repurchase requests that resulted in recoveries of previously charged off loans. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on these agreements.
The slow pace of foreclosures has continued to impact the amount of charge-offs for the periods presented and we expect delays in foreclosures to continue for the remainder of 2013, which will postpone our realization of credit losses. Despite the slow pace of foreclosures, we expect our credit losses to remain elevated in 2013 relative to pre-housing crisis levels.
Our new single-family book of business accounted for approximately 6% of our single-family credit losses for the first quarter of 2013 compared with 3% of these losses for the first quarter of 2012. Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines. We provide more detailed credit performance information, including serious delinquency rates by geographic region and foreclosure activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”
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

Table 14 displays the credit loss sensitivities as of the dates indicated for first-lien single-family loans that are in our retained mortgage portfolio or underlying Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancements.
Table 14: Single-Family Credit Loss Sensitivity(1)

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Gross single-family credit loss sensitivity	$14,680	$13,508
Less: Projected credit risk sharing proceeds	(1,457)	(2,206)
Net single-family credit loss sensitivity	$13,223	$11,302
Single-family loans in our retained mortgage portfolio and loans underlying Fannie Mae MBS	$2,768,644	$2,765,460
Single-family net credit loss sensitivity as a percentage of outstanding single-family loans in our retained mortgage portfolio and Fannie Mae MBS	0.48%	0.41%
__________

(1)
Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 98% of our total single-family guaranty book of business as of March 31, 2013 and December 31, 2012. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our retained mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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
Federal Income Taxes
We recognized a benefit for federal income taxes of $50.6 billion in the first quarter of 2013 due to the release of the substantial majority of the valuation allowance against our deferred tax assets. We did not recognize a provision or benefit for income taxes in the first quarter of 2012. We discuss the factors that led us to release our valuation allowance against our deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes.”

BUSINESS SEGMENT RESULTS
Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. Under our segment reporting structure, the sum of the results for our three business segments does not equal our condensed consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our condensed consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our condensed consolidated results of operations. We describe the management reporting and allocation process used to generate our segment results in “Note 13, Segment Reporting” in our 2012 Form 10-K.
In this section, we summarize our segment results for the first quarter of 2013 and 2012 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 12, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
During the first quarter of 2013, we released the substantial majority of our valuation allowance against our deferred tax assets, except for the portion of the valuation allowance that pertains to our capital loss carryforwards. This resulted in a significant benefit for income taxes during the first quarter of 2013. See “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets. The benefit for income taxes allocated to each business segment represents the release of the valuation allowance against deferred tax assets that primarily are directly attributable to that segment based on the nature of the item.
Single-Family Business Results
Table 15 displays the financial results of our Single-Family business for the periods indicated. For a discussion on Single-Family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Expenses and other items that impact income or loss primarily include credit-related income (expenses), net interest income (loss) and administrative expenses.
Table 15: Single-Family Business Results

	For the Three Months Ended March 31,
	2013	2012	Variance
	(Dollars in millions)
Net interest income (loss)(1)	$520	$(379)	$899
Guaranty fee income(2)(3)	2,375	1,911	464
Credit-related income (expenses)(4)	1,034	(2,385)	3,419
Other expenses(3)(5)	(608)	(415)	(193)
Income (loss) before federal income taxes	3,321	(1,268)	4,589
Benefit for federal income taxes(6)	31,578	—	31,578
Net income (loss) attributable to Fannie Mae	$34,899	$(1,268)	$36,167
Other key performance data:
Single-family effective guaranty fee rate (in basis points)(3)(7)	33.5	26.8
Single-family average charged guaranty fee on new acquisitions (in basis points)(3)(8)	54.4	28.9
Average single-family guaranty book of business(9)	$2,834,490	$2,850,007
Single-family Fannie Mae MBS issuances(10)	$221,865	$196,755

__________

(1)
Primarily includes the cost to reimburse the Capital Markets group for interest income not recognized for loans in our retained mortgage portfolio on nonaccrual status, the cost to reimburse MBS trusts for interest income not recognized for loans in consolidated trusts on nonaccrual status and income from cash payments received on loans that have been placed on nonaccrual status.

(2)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive income.

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

(4)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(5)	Consists of investment gains, net, fair value losses, net, fee and other income, administrative expenses and other expenses.

(6)
The 2013 benefit represents the release of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our single-family segment based on the nature of the item.

(7)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

(8)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(9)
Consists of single-family mortgage loans held in our retained mortgage portfolio, single-family mortgage loans held by consolidated trusts, single-family Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained mortgage portfolio and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(10)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period.
Pre-tax income in the first quarter of 2013 compared with pre-tax loss in the first quarter of 2012 was primarily due to credit-related income in the first quarter of 2013 compared with credit-related expenses in the first quarter of 2012, driven primarily by a significant improvement in the profile of our single-family book of business resulting from an increase in actual home prices, including the sales prices of our REO properties in the first quarter of 2013, and lower single-family delinquency rates. Our single-family credit-related income represents the substantial majority of our consolidated activity. We provide a discussion of our credit-related income (expenses) and credit losses in “Consolidated Results of Operations—Credit-Related (Income) Expenses.”
Net interest income in the first quarter of 2013 compared with net interest loss in the first quarter of 2012 was primarily due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans in our condensed consolidated balance sheets as we continued to complete a high number of loan workouts and foreclosures. In addition, as loans with stronger credit profiles become a larger portion of our single-family guaranty book of business, a smaller percentage of our loans are becoming seriously delinquent. Net interest income during the first quarter of 2013 was positively impacted by our resolution agreement with Bank of America, which resulted in the recovery of unamortized cost basis adjustments on the loans repurchased by Bank of America. See “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on this agreement.
Guaranty fee income increased in the first quarter of 2013 compared with the first quarter of 2012 due to the impact of price increases and higher amortization income on risk-based fees. As described in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue” in our 2012 Form 10-K, in December 2011, Congress enacted the TCCA which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. Effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae and Freddie Mac on or after that date for securitization was increased by 10 basis points; accordingly, the single-family average charged guaranty fee increased. The resulting revenue is included in guaranty fee income, and the expense is included in other expenses. We recorded other expenses of $186 million for the first quarter of 2013 for this obligation due to Treasury. We expect the guaranty fees collected and expenses incurred to increase in the future.
Net income in the first quarter of 2013 included a benefit for federal income taxes that represents the release of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our single-family segment. Those assets primarily related to the allowance for loan losses and guaranty fee income.
The increase in the single-family average charged guaranty fee on new acquisitions in the first quarter of 2013 compared with the first quarter of 2012 was primarily due to the 10 basis point TCCA increase noted above, which is remitted to Treasury, and an additional average increase of 10 basis points implemented during the fourth quarter of 2012. These increases in our guaranty fee pricing may help to encourage greater investment by banks and other investors in mortgage loans and mortgage-related securities, which is one of the goals set forth in FHFA’s strategic plan, as well as to more appropriately price for the credit risk taken. We expect that any future increases to guaranty fee pricing will further increase our guaranty fee revenue.
Our estimated market share of new single-family mortgage-related securities issuances, which excludes previously securitized mortgages, remained high at 48% for the first quarter of 2013. Despite our continued high market share, our average single-family guaranty book of business remained flat in the first quarter of 2013 compared with the first quarter of 2012, primarily due to the decline in U.S. residential mortgage debt outstanding.
Multifamily Business Results
Multifamily business results primarily reflect our multifamily guaranty business. Our multifamily business results also include activity relating to our low-income housing tax credit (“LIHTC”) and equity investments. Although we are no longer making new LIHTC or equity investments, we continue to make contractually required contributions for our legacy investments. Activity from multifamily products is also reflected in the Capital Markets group results, which include net interest income related to multifamily loans and securities, gains and losses from the sale of multifamily Fannie Mae MBS and re-securitizations and other miscellaneous income.
Table 16 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related income and administrative expenses.
Table 16: Multifamily Business Results

	For the Three Months Ended March 31,
	2013	2012	Variance
	(Dollars in millions)
Guaranty fee income(1)	$291	$243	$48
Fee and other income	51	47	4
Gains from partnership investments(2)	59	11	48
Credit-related income(3)	183	46	137
Other expenses(4)	(73)	(68)	(5)
Income before federal income taxes	511	279	232
Benefit for federal income taxes(5)	7,988	—	7,988
Net income attributable to Fannie Mae	$8,499	$279	$8,220
Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(6)	56.6	49.6
Average multifamily guaranty book of business(7)	$205,800	$196,019
Multifamily new business volumes(8)	$8,216	$7,159
Multifamily units financed from new business volumes	143,000	117,000
Multifamily Fannie Mae MBS issuances(9)	$9,074	$8,851
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$3,236	$2,238
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(10)	$198	$204
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets group’s mortgage portfolio(11)	$85,715	$103,989

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Multifamily serious delinquency rate	0.39%	0.24%
Percentage of multifamily guaranty book of business with credit enhancement	90%	90%
Multifamily Fannie Mae MBS outstanding(12)	$134,985	$128,477
__________

(1)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive income.

(2)
Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income. Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(3)	Consists of the benefit for credit losses and foreclosed property income (expense).

(4)	Consists of net interest loss, investment gains, administrative expenses and other income (expenses).

(5)
The 2013 benefit represents the release of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our multifamily segment based on the nature of the item.

(6)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(7)
Consists of multifamily mortgage loans held in our retained mortgage portfolio, multifamily mortgage loans held by consolidated trusts, multifamily Fannie Mae MBS issued from unconsolidated trusts and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(8)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period.

(9)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $825 million and $1.6 billion for the three months ended March 31, 2013 and 2012, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $44 million and $163 million for the three months ended March 31, 2013 and 2012, respectively.

(10)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets Group on multifamily loans in Fannie Mae’s retained mortgage portfolio.

(11)	Based on unpaid principal balance.

(12)
Includes $27.3 billion and $28.1 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of March 31, 2013 and December 31, 2012, respectively, and $1.3 billion of Fannie Mae MBS collateralized by bonds issued by state and local housing finance agencies as of March 31, 2013 and December 31, 2012, respectively.

Pre-tax income increased in the first quarter of 2013 compared with the first quarter of 2012, primarily due to increased credit-related income, increased guaranty fee income and increased gains from partnership investments.
Credit-related income increased in the first quarter of 2013 compared with the first quarter of 2012, primarily due to improvements in the sales prices of our REO properties and reductions to our total loss reserves resulting from an improvement in national multifamily market fundamentals.
Guaranty fee income increased in the first quarter of 2013 compared with the first quarter of 2012 as we continue to acquire loans with higher guaranty fees. Loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Gains from partnership investments increased in the first quarter of 2013 compared with the first quarter of 2012 as stronger national multifamily market fundamentals resulted in improved property-level operating performance and increased gains on the sale of investments.
Net income in the first quarter of 2013 included a benefit for federal income taxes that represents the release of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our multifamily segment. Those assets primarily related to partnership and other equity investment losses and credits.
We remain a constant source of liquidity in the multifamily market. We owned or guaranteed approximately 22% of the outstanding debt on multifamily properties as of December 31, 2012 (the latest date for which information is available).

Capital Markets Group Results
Table 17 displays the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments” in our 2012 Form 10-K and “Note 9, Derivative Instruments” in this report and our 2012 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains, investment gains, allocated guaranty fee expense and administrative expenses.
Table 17: Capital Markets Group Results

	For the Three Months Ended March 31,
	2013	2012	Variance
	(Dollars in millions)
Net interest income(1)	$2,742	$3,541	$(799)
Investment gains, net(2)	1,349	1,007	342
Fair value gains, net(3)	875	170	705
Fee and other income	349	180	169
Other expenses(4)	(435)	(594)	159
Income before federal income taxes	4,880	4,304	576
Benefit for federal income taxes(5)	11,005	—	11,005
Net income attributable to Fannie Mae	$15,885	$4,304	$11,581
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $1.1 billion and $1.4 billion for the three months ended March 31, 2013 and 2012, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(4)
Includes allocated guaranty fee expense, debt extinguishment losses, net, administrative expenses, net other-than-temporary impairments and other income (expenses). Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

(5)
The 2013 benefit represents the release of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Capital Markets group based on the nature of the item.

Pre-tax income increased in the first quarter of 2013 compared with the first quarter of 2012 primarily due to increased fair value gains and increased investment gains, partially offset by a decrease in net interest income.
Fair value gains increased in the first quarter of 2013 compared with the first quarter of 2012 primarily due to derivatives fair value gains in the first quarter of 2013 compared with derivatives fair value losses in the first quarter of 2012. The derivatives fair value gains and losses that are reported for the Capital Markets group are consistent with the gains and losses reported in our condensed consolidated statements of operations and comprehensive income. We discuss our derivatives fair value gains in “Consolidated Results of Operations—Fair Value Gains, Net.”
Investment gains increased in the first quarter of 2013 compared with the first quarter of 2012 primarily due to a higher volume of portfolio securitizations. In the first quarter of 2013, the continuation of low mortgage rates and high acquisitions of HARP loans contributed to elevated portfolio securitization volumes.
The decrease in net interest income in the first quarter of 2013 compared with the first quarter of 2012 was primarily due to a decrease in the balance of mortgage-related securities and lower interest rates on loans in our Capital Market group’s mortgage portfolio. This decrease in interest income on our interest-earning mortgage assets was partially offset by a decline in interest expense due to lower funding needs and lower borrowing rates, which allowed us to continue to replace higher-cost debt with lower-cost debt.
We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value gains, net” and is displayed in “Table 9: Fair Value Gains, Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets group’s interest expense, the Capital Markets group’s net interest income would have decreased by $200 million in the first quarter of 2013 compared with a decrease of $374 million in the first quarter of 2012.
Net income in the first quarter of 2013 included a benefit for federal income taxes that represents the release of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Capital Markets group. Those assets primarily related to debt and derivative instruments and mortgage and mortgage-related assets.
The Capital Markets Group’s Mortgage Portfolio
The Capital Markets group’s mortgage portfolio, which we also refer to as our retained mortgage portfolio, consists of mortgage loans and mortgage-related securities that we own. Mortgage-related securities held by the Capital Markets group include Fannie Mae MBS and non-Fannie Mae mortgage-related securities. The Fannie Mae MBS that we own are maintained as securities on the Capital Markets group’s balance sheets. Mortgage-related assets held by consolidated MBS trusts that are owned by third-parties are not included in the Capital Markets group’s mortgage portfolio.
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. Under the agreement, the maximum allowable amount of mortgage assets we may own as of December 31, 2013 is $552.5 billion. As of March 31, 2013, we owned $597.8 billion in mortgage assets, compared with $633.1 billion as of December 31, 2012. Additionally, our 2013 conservatorship scorecard includes a goal to sell 5% of the assets we held in our retained mortgage portfolio as of December 31, 2012 that are not agency securities. See “Legislative and Regulatory Developments” for additional information regarding our 2013 conservatorship scorecard.
Table 18 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.
Table 18: Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months
	Ended March 31,
	2013	2012
	(Dollars in millions)
Mortgage loans:
Beginning balance	$371,708	$398,271
Purchases	72,264	53,925
Securitizations(2)	(64,787)	(38,372)
Liquidations(3)	(27,186)	(19,047)
Mortgage loans, ending balance	351,999	394,777

Mortgage securities:
Beginning balance	261,346	310,143
Purchases(4)	9,462	4,971
Securitizations(2)	64,787	38,372
Sales	(75,207)	(41,246)
Liquidations(3)	(14,608)	(15,354)
Mortgage securities, ending balance	245,780	296,886
Total Capital Markets group’s mortgage portfolio	$597,779	$691,663

__________

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.
Table 19 displays the composition of the Capital Markets group’s mortgage portfolio as of March 31, 2013 and December 31, 2012.
Table 19: Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	March 31,	December 31,
	2013	2012
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans:
Government insured or guaranteed	$40,763	$40,886
Conventional:
Long-term, fixed-rate	230,428	240,791
Intermediate-term, fixed-rate	9,906	10,460
Adjustable-rate	16,568	18,008
Total single-family conventional	256,902	269,259
Total single-family loans	297,665	310,145
Multifamily loans:
Government insured or guaranteed	305	312
Conventional:
Long-term, fixed-rate	3,172	3,245
Intermediate-term, fixed-rate	41,785	45,662
Adjustable-rate	9,072	12,344
Total multifamily conventional	54,029	61,251
Total multifamily loans	54,334	61,563
Total Capital Markets group’s mortgage loans	351,999	371,708
Capital Markets group’s mortgage-related securities:
Fannie Mae	170,208	183,964
Freddie Mac	11,170	11,274
Ginnie Mae	1,244	1,049
Alt-A private-label securities	16,463	17,079
Subprime private-label securities	14,759	15,093
CMBS	20,190	20,587
Mortgage revenue bonds	8,030	8,486
Other mortgage-related securities	3,716	3,814
Total Capital Markets group’s mortgage-related securities(2)	245,780	261,346
Total Capital Markets group’s mortgage portfolio	$597,779	$633,054
__________

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $254.1 billion and $269.9 billion as of March 31, 2013 and December 31, 2012, respectively.

The Capital Markets group’s mortgage portfolio decreased as of March 31, 2013 compared with December 31, 2012 primarily due to sales and liquidations, partially offset by purchases of delinquent loans from MBS trusts, as discussed below. Although the Capital Markets group’s mortgage portfolio decreased overall period over period, purchases, securitizations and sales activity increased in the first quarter of 2013 compared with the first quarter of 2012 primarily due to the continuation of low interest rates and the implementation of changes to HARP. Liquidations of loans were higher in the first quarter of 2013 compared with the first quarter of 2012 due to Bank of America’s repurchase of loans pursuant to our resolution agreement.
We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We purchased approximately 59,000 delinquent loans with an unpaid principal balance of $9.3 billion from our single-family MBS trusts in the first three months of 2013. As of March 31, 2013, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent for four or more consecutive monthly payments was $3.1 billion.
As a result of purchasing these delinquent loans and our portfolio declining to meet the requirements of our senior preferred stock purchase agreement with Treasury, an increasing portion of the Capital Market group’s mortgage portfolio is comprised of nonperforming loans. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $222.8 billion or 37% of the Capital Markets group’s mortgage portfolio as of March 31, 2013, compared with $230.3 billion or 36% of the Capital Markets group’s mortgage portfolio as of December 31, 2012. This population includes loans that have been modified and classified as TDRs, of which $129.2 billion as of March 31, 2013 and $130.2 billion as of December 31, 2012 were TDRs on accrual status, as well as unmodified delinquent loans that are on nonaccrual status in our consolidated financial statements.

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets as of the dates indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 20 displays a summary of our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.
Table 20: Summary of Condensed Consolidated Balance Sheets

	As of
	March 31, 2013	December 31, 2012	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$102,763	$53,617	$49,146
Restricted cash	57,231	67,919	(10,688)
Investments in securities(1)	112,720	103,876	8,844
Mortgage loans:
Of Fannie Mae	336,936	355,936	(19,000)
Of consolidated trusts	2,678,161	2,652,265	25,896
Allowance for loan losses	(56,461)	(58,795)	2,334
Mortgage loans, net of allowance for loan losses	2,958,636	2,949,406	9,230
Deferred tax assets, net	49,738	—	49,738
Other assets(2)	39,587	47,604	(8,017)
Total assets	$3,320,675	$3,222,422	$98,253
Liabilities and equity
Debt:
Of Fannie Mae	$630,260	$615,864	$14,396
Of consolidated trusts	2,602,283	2,573,653	28,630
Other liabilities(3)	25,764	25,681	83
Total liabilities	3,258,307	3,215,198	43,109
Senior preferred stock	117,149	117,149	—
Other deficit(4)	(54,781)	(109,925)	55,144
Total equity	62,368	7,224	55,144
Total liabilities and equity	$3,320,675	$3,222,422	$98,253
__________

(1)
Includes $28.4 billion as of March 31, 2013 and $18.0 billion as of December 31, 2012 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 28: Cash and Other Investments Portfolio.”

(2)	Consists of accrued interest receivable, net; acquired property, net; and other assets.

(3)	Consists of accrued interest payable, federal funds purchased and securities sold under agreements to repurchase, and other liabilities.

(4)	Consists of preferred stock, common stock, accumulated deficit, accumulated other comprehensive income, treasury stock, and noncontrolling interest.
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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash decreased as of March 31, 2013 compared with the balance as of December 31, 2012, resulting from a decrease in unscheduled payments received.

Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Unrealized and realized gains and losses on trading securities are included as a component of “Fair value gains, net” and unrealized gains and losses on available-for-sale securities are included in “Other comprehensive income” in our condensed consolidated statements of operations and comprehensive income. Realized gains and losses on available-for-sale securities are recognized when securities are sold in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income. We recognize the credit component of other-than-temporary impairments of debt securities we own in “Net other-than-temporary impairments” and the noncredit component in “Other comprehensive income” in our condensed consolidated statements of operations and comprehensive income for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.
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
Table 21: Summary of Mortgage-Related Securities at Fair Value

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$15,179	$16,683
Freddie Mac	12,007	12,173
Ginnie Mae	1,388	1,188
Alt-A private-label securities	12,583	12,405
Subprime private-label securities	9,314	8,766
CMBS	22,604	22,923
Mortgage revenue bonds	8,016	8,517
Other mortgage-related securities	3,223	3,271
Total	$84,314	$85,926
See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of March 31, 2013 and December 31, 2012.
Mortgage Loans
The increase in mortgage loans, net of the allowance for loan losses, as of March 31, 2013 compared with the balance as of December 31, 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
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
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts as of March 31, 2013 compared with the balance as of December 31, 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs.
Stockholders’ Equity (Deficit)
Our net equity increased as of March 31, 2013 compared with December 31, 2012. See “Table 22: Comparative Measures—GAAP Change in Stockholders’ Equity (Deficit) and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)” for details of the change in our net equity.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS
As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.
Table 22 summarizes changes in our stockholders’ equity (deficit) reported in our GAAP condensed consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the three months ended March 31, 2013. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 16, Fair Value.”
Table 22: Comparative Measures—GAAP Change in Stockholders’ Equity (Deficit) and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the Three Months Ended March 31, 2013
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ equity as of December 31, 2012(1)	$7,183
Total comprehensive income	59,339
Senior preferred stock dividend paid	(4,224)
Other	29
Fannie Mae stockholders’ equity as of March 31, 2013(1)	$62,327

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2012	$(66,492)
Senior preferred stock dividend paid	(4,224)
Senior preferred stock dividend payable(2)	(59,368)
Increase in deferred tax assets, net(3)	49,738
Change in estimated fair value of net assets excluding the senior preferred stock dividend paid, the senior preferred stock dividend payable and the increase in deferred tax assets	23,083
Increase in estimated fair value of net assets, net	9,229
Estimated fair value of net assets as of March 31, 2013	$(57,263)
__________

(1)
Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total equity (deficit)” amount reported in our condensed consolidated balance sheets, which consists of “Total Fannie Mae stockholders’ equity (deficit)” and “Noncontrolling interest.”

(2)	Represents the dividend payment we will pay Treasury under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair value balance sheets, we present as a liability.

(3)
Represents an increase in the carrying value of our deferred tax assets as of March 31, 2013 compared with December 31, 2012, as we released the substantial majority of our valuation allowance against our deferred tax assets in the first quarter of 2013.

During the first quarter of 2013, the estimated fair value of our net assets (excluding the senior preferred stock dividend paid, the senior preferred stock dividend payable and the increase in deferred tax assets) increased by approximately $23 billion. This increase was primarily driven by an improvement in credit-related items due to overall improved housing market and economic conditions, including higher actual and expected home prices experienced in the first quarter of 2013, which lowered the expected losses on our guaranty book of business. We estimate that home prices increased by 1.1% in the first quarter of 2013. Changes in single-family home prices, regardless of magnitude, may cause volatility in our fair value measurements due to our $2.8 trillion single-family guaranty book of business. In addition, the income from the interest spread between our mortgage assets and associated debt and derivatives contributed approximately $6 billion to the increase in the estimated fair value of our net assets.
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
In addition, the fair value of our net assets presented in our fair value balance sheet does not represent an estimate of the value we expect to realize from operating the company, primarily because:

•
The estimated fair value of our credit exposures significantly exceeds the projected credit losses we would expect to incur if we were to retain the credit exposure, as fair value takes into account certain assumptions about liquidity and required rates of return that a market participant may demand in assuming a credit obligation, and

•
The fair value of our net assets reflects a point in time estimate of the fair value of our existing assets and liabilities, and does not incorporate the value associated with new business that may be added in the future.

The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies.
Supplemental Non-GAAP Consolidated Fair Value Balance Sheets
We display our non-GAAP fair value balance sheets as of the dates indicated in Table 23.

Table 23: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of March 31, 2013						As of December 31, 2012
	GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value		GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$80,644		$—		$80,644		$89,036		$—		$89,036
Federal funds sold and securities purchased under agreements to resell or similar arrangements	79,350		—		79,350		32,500		—		32,500
Trading securities	52,391		—		52,391		40,695		—		40,695
Available-for-sale securities	60,329		—		60,329		63,181		—		63,181
Mortgage loans:
Mortgage loans held for sale	455		13		468		464		11		475
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	287,033		(27,436)		259,597		305,025		(33,837)		271,188
Of consolidated trusts	2,671,148		102,562	(2)	2,773,710	(3)	2,643,917		118,511	(2)	2,762,428	(3)
Total mortgage loans	2,958,636		75,139		3,033,775	(4)	2,949,406		84,685		3,034,091	(4)
Advances to lenders	4,442		(54)		4,388	(5)(6)	7,592		(84)		7,508	(5)(6)
Derivative assets at fair value	519		—		519	(5)(6)	435		—		435	(5)(6)
Guaranty assets and buy-ups, net	308		380		688	(5)(6)	327		365		692	(5)(6)
Total financial assets	3,236,619		75,465		3,312,084	(7)	3,183,172		84,966		3,268,138	(7)
Credit enhancements	498		972		1,470	(5)(6)	488		997		1,485	(5)(6)
Deferred tax assets, net	49,738		—		49,738	(8)	—		—		—
Other assets	33,820		(233)		33,587	(5)(6)	38,762		(244)		38,518	(5)(6)
Total assets	$3,320,675		$76,204		$3,396,879		$3,222,422		$85,719		$3,308,141

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$218		$—		$218		$—		$—		$—
Short-term debt:
Of Fannie Mae	115,285		16		115,301		105,233		20		105,253
Of consolidated trusts	3,009		—		3,009		3,483		—		3,483
Long-term debt:
Of Fannie Mae	514,975	(9)	23,004		537,979		510,631	(9)	24,941		535,572
Of consolidated trusts	2,599,274	(9)	110,282	(2)	2,709,556		2,570,170	(9)	131,009	(2)	2,701,179
Derivative liabilities at fair value	780		—		780	(10)(11)	705		—		705	(10)(11)
Guaranty obligations	565		2,165		2,730	(10)(11)	599		2,514		3,113	(10)(11)
Total financial liabilities	3,234,106		135,467		3,369,573	(7)	3,190,821		158,484		3,349,305	(7)
Senior preferred stock dividend payable	—		59,368		59,368	(12)	—		—		—
Other liabilities	24,201		959		25,160	(10)(11)	24,377		910		25,287	(10)(11)
Total liabilities	3,258,307		195,794		3,454,101		3,215,198		159,394		3,374,592
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(13)	117,149		—		117,149		117,149		—		117,149
Preferred	19,130		(16,804)		2,326		19,130		(17,938)		1,192
Common	(73,952)		(102,786)		(176,738)	(14)	(129,096)		(55,737)		(184,833)
Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$62,327		$(119,590)		$(57,263)		$7,183		$(73,675)		$(66,492)
Noncontrolling interest	41		—		41		41		—		41
Total equity (deficit)	62,368		(119,590)		(57,222)		7,224		(73,675)		(66,451)
Total liabilities and equity (deficit)	$3,320,675		$76,204		$3,396,879		$3,222,422		$85,719		$3,308,141

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

(3)
Includes certain mortgage loans that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $12.6 billion and $10.8 billion as of March 31, 2013 and December 31, 2012, respectively.

(4)
Performing loans had a fair value of $2.9 trillion and an unpaid principal balance of $2.8 trillion as of March 31, 2013 and December 31, 2012. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $111.4 billion and an unpaid principal balance of $179.1 billion as of March 31, 2013 compared with a fair value of $112.3 billion and an unpaid principal balance of $189.9 billion as of December 31, 2012. See “Note 16, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)
The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)
“Other assets” include the following GAAP condensed consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP condensed consolidated balance sheets totaled $19.3 billion and $19.7 billion as of March 31, 2013 and December 31, 2012, respectively. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $5.8 billion and $8.8 billion as of March 31, 2013 and December 31, 2012, respectively.

(7)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 16, Fair Value.”

(8)	The amount included in “estimated fair value” of deferred tax assets, net represents the GAAP carrying value and does not reflect fair value.

(9)
Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $14.1 billion and $12.4 billion as of March 31, 2013 and December 31, 2012, respectively.

(10)
The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(11)
“Other liabilities” include Accrued interest payable in our GAAP condensed consolidated balance sheets. The carrying value of this item in our GAAP condensed consolidated balance sheets totaled $11.2 billion and $11.3 billion as of March 31, 2013 and December 31, 2012, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $1.3 billion as of March 31, 2013 and December 31, 2012.

(12)	Represents the dividend payment we will pay to Treasury under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair balance sheets, we present as a liability.

(13)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

(14)	Includes the dividend payment we will pay to Treasury under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair value balance sheets, we present as a liability.

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
Our treasury function is responsible for implementing our liquidity and contingency planning strategies. We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations without relying upon the issuance of unsecured debt. While our liquidity contingency planning attempts to address stressed market conditions, we believe that our liquidity contingency plan may be difficult or impossible to execute for a company of our size and circumstances.
See “Liquidity and Capital Management—Liquidity Management—Liquidity Risk Management Practices and Contingency Planning” in our 2012 Form 10-K for a discussion of our liquidity contingency plans. Also see “Risk Factors” in our 2012 Form 10-K for a description of the risks associated with our liquidity risk and liquidity contingency planning.
Our liquidity position could be adversely affected by many factors, both internal and external to our business, including: actions taken by our conservator, the Federal Reserve, U.S. Treasury or other government agencies; legislation relating to us or our business; a U.S. government payment default on its debt obligations; a downgrade in the credit ratings of our senior unsecured debt or the U.S government’s debt from the major ratings organizations; a systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; public statements by key policy makers; a significant decline in our net worth; potential investor concerns about the adequacy of funding available to us under the senior preferred stock purchase agreement; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector; or elimination of our GSE status.
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
Our debt funding needs may vary from quarter to quarter depending on market conditions and are influenced by anticipated liquidity needs, the size of our retained mortgage portfolio and our dividend payment obligations to Treasury. Under the senior preferred stock purchase agreement, we are required to reduce our retained mortgage portfolio to $552.5 billion by December 31, 2013 and, by December 31 of each year thereafter, to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.
Fannie Mae Debt Funding Activity
Table 24 displays the activity in debt of Fannie Mae for the periods indicated. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 24: Activity in Debt of Fannie Mae

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$84,711	$45,594
Weighted-average interest rate	0.13%	0.11%
Long-term:
Amount	$62,708	$59,464
Weighted-average interest rate	1.00%	1.45%
Total issued:
Amount	$147,419	$105,058
Weighted-average interest rate	0.50%	0.87%
Paid off during the period:(1)
Short-term:
Amount	$74,419	$81,506
Weighted-average interest rate	0.14%	0.12%
Long-term:
Amount	$58,651	$71,310
Weighted-average interest rate	2.14%	2.51%
Total paid off:
Amount	$133,070	$152,816
Weighted-average interest rate	1.02%	1.24%
__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Overall debt funding activity increased in the first three months of 2013 compared with the first three months of 2012. This increase was primarily due to the possible need to pay a significant dividend payment to Treasury in 2013. See “Executive Summary—Summary of Our Financial Performance—Net Worth” for additional information on our dividend calculation. Our debt funding activity is influenced by the size of our retained mortgage portfolio, anticipated liquidity needs and our dividend payment to Treasury. We will fund our second quarter dividend payment of $59.4 billion primarily through the issuance of debt securities. Based on our liquidity position as of May 9, 2013, we believe we have sufficient funds to make this payment.
We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations. For more information on GSE reform, see “Legislative and Regulatory Developments—GSE Reform” and “Risk Factors” in this report and in our 2012 Form 10-K.
In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of our debt funding could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. See our discussion of credit ratings in “Risk Factors” in our 2012 Form 10-K for information about factors that may lead to the U.S. government’s long-term debt rating being lowered, and “Credit Ratings” for further discussion of our dependence on our credit ratings.
Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risks we face relating to (1) the uncertain future of our company; (2) our reliance on the issuance of debt securities to obtain funds for our operations and the relative cost to obtain these funds; and (3) our liquidity contingency plans.
Outstanding Debt
Total outstanding debt of Fannie Mae includes federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, excluding debt of consolidated trusts.
As of March 31, 2013, our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt increased to 18% from 17% as of December 31, 2012. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.12% as of March 31, 2013 from 2.25% as of December 31, 2012.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $780.0 billion in 2013. As of March 31, 2013, our aggregate indebtedness totaled $635.7 billion, which was $144.3 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 25 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 25: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	March 31, 2013			December 31, 2012
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$218	—%	—	$—	—%

Short-term debt:
Fixed-rate:
Discount notes	—	$114,815	0.14%	—	$104,730	0.15%
Foreign exchange discount notes	—	470	1.57	—	503	1.61
Total short-term debt of Fannie Mae(3)		115,285	0.15		105,233	0.16
Debt of consolidated trusts	—	3,009	0.14	—	3,483	0.15
Total short-term debt		$118,294	0.15%		$108,716	0.16%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2013 - 2030	$242,018	2.48%	2013 - 2030	$251,768	2.59%
Medium-term notes(4)	2013 - 2023	181,264	1.26	2013 - 2022	172,288	1.35
Foreign exchange notes and bonds	2021 - 2028	648	5.41	2021 - 2028	694	5.44
Other(5)(6)	2013 - 2038	40,525	4.90	2013 - 2038	40,819	4.99
Total senior fixed		464,455	2.22		465,569	2.35
Senior floating:
Medium-term notes(4)	2013 - 2019	44,056	0.24	2013 - 2019	38,633	0.27
Other(5)(6)	2020 - 2037	348	7.68	2020 - 2037	365	8.22
Total senior floating		44,404	0.28		38,998	0.33
Subordinated fixed:
Qualifying subordinated	2013 - 2014	2,523	5.00	2013 - 2014	2,522	5.00
Subordinated debentures(7)	2019	3,272	9.92	2019	3,197	9.92
Total subordinated fixed		5,795	7.78		5,719	7.75
Secured borrowings(8)	2021 - 2022	321	1.86	2021 - 2022	345	1.87
Total long-term debt of Fannie Mae(9)		514,975	2.12		510,631	2.25
Debt of consolidated trusts(6)	2013 - 2053	2,599,274	3.28	2013 - 2052	2,570,170	3.36
Total long-term debt		$3,114,249	3.09%		$3,080,801	3.18%
Outstanding callable debt of Fannie Mae(10)		$186,553	1.54%		$177,784	1.64%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $636.0 billion and $621.8 billion as of March 31, 2013 and December 31, 2012, respectively.

(2)	Securities sold under agreements to repurchase represent agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)
Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $44 million and $33 million as of March 31, 2013 and December 31, 2012, respectively.

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

(9)
Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $103.1 billion and $103.2 billion as of March 31, 2013 and December 31, 2012, respectively. Reported amounts also include a net unamortized discount, fair value adjustments and other cost basis adjustments of $5.6 billion and $6.0 billion as of March 31, 2013 and December 31, 2012, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $520.5 billion and $516.5 billion as of March 31, 2013 and December 31, 2012, respectively.

(10)
Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae
Table 26 displays the maturity profile, as of March 31, 2013, of our outstanding debt maturing within one year, by month, including amounts we have announced for early redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, increased as a percentage of our total outstanding debt, excluding debt of consolidated trusts, to 35% as of March 31, 2013, compared with 34% as of December 31, 2012. The weighted-average maturity of our outstanding debt that is maturing within one year was 139 days as of March 31, 2013, compared with 130 days as of December 31, 2012.
Table 26: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
_________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments of $96 million as of March 31, 2013. Excludes debt of consolidated trusts maturing within one year of $4.8 billion as of March 31, 2013.

Table 27 displays the maturity profile, as of March 31, 2013, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 60 months as of March 31, 2013 and approximately 61 months as of December 31, 2012.
Table 27: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
_______

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $5.5 billion as of March 31, 2013. Excludes debt of consolidated trusts of $2.6 trillion as of March 31, 2013.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Cash and Other Investments Portfolio
Our cash and other investments portfolio increased from December 31, 2012 to March 31, 2013 due to the possible need to pay a significant dividend payment to Treasury in 2013. See “Executive Summary—Summary of Our Financial Performance—Net Worth” for additional information on our dividend payment. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.
Table 28 displays information on the composition of our cash and other investments portfolio as of the dates indicated.
Table 28: Cash and Other Investments Portfolio

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Cash and cash equivalents	$23,413	$21,117
Federal funds sold and securities purchased under agreements to resell or similar arrangements	79,350	32,500
U.S. Treasury securities(1)	28,406	17,950
Total cash and other investments	$131,169	$71,567
__________

(1)
Excludes $12.9 billion and $1.1 billion of U.S. Treasury securities which are a component of cash equivalents as of March 31, 2013 and December 31, 2012, respectively, as these securities had a maturity at the date of acquisition of three months or less.

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
Table 29 displays the credit ratings issued by the three major credit rating agencies as of May 2, 2013.
Table 29: Fannie Mae Credit Ratings

As of May 2, 2013
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Negative	Negative	Negative
	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for AAA rated Long Term Issuer Default Rating)
Cash Flows
Three Months Ended March 31, 2013.  Cash and cash equivalents increased from December 31, 2012 by $2.3 billion to $23.4 billion as of March 31, 2013. The activity during the period reflected our possible need to pay a significant dividend payment to Treasury in 2013 as we deployed funds received from loan repayments and the issuance of debt securities into securities purchased under agreements to resell and other short-term investments. Net cash generated from investing activities totaled $100.1 billion, resulting primarily from proceeds received from repayments of loans held for investment and proceeds related to the Bank of America resolution agreement. These net cash inflows were largely offset by net cash used in operating activities of $6.4 billion and net cash used in financing activities of $91.4 billion. Net cash used in financing activities was primarily driven by debt redemptions in excess of proceeds received from the issuance of debt of consolidated trusts and a dividend payment made to Treasury under the senior preferred stock purchase agreement; partially offset by net proceeds from the issuance of debt of Fannie Mae.
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
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $88.3 billion as of March 31, 2013 and $141.2 billion as of December 31, 2012.

Under the terms of the senior preferred stock purchase agreement, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $59.4 billion by June 30, 2013. Accordingly, our deficiency of core capital over statutory minimum capital on a pro forma basis as of March 31, 2013, adjusted for the dividend to be paid by June 30, 2013, is $147.7 billion.
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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2013. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of March 31, 2013, in some future periods we could have a net worth deficit and in such case would be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. The amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion as of March 31, 2013.
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. The limited circumstances under which Treasury’s funding commitment will terminate are described in “Business—Conservatorship and Treasury Agreements” in our 2012 Form 10-K.
Dividends
Our first quarter dividend of $4.2 billion was declared by FHFA and paid by us on March 29, 2013. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount will be $3.0 billion for 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock purchase agreement with Treasury, we expect to pay Treasury a dividend for the second quarter of 2013 of $59.4 billion by June 30, 2013. Accordingly, our net worth, on a pro forma basis as of March 31, 2013, adjusted for the dividend to be paid by June 30, 2013, is $3.0 billion, the applicable capital reserve amount. See “Risk Factors” for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $50.8 billion as of March 31, 2013 and $53.1 billion as of December 31, 2012.
We also provide assistance to housing finance agencies under the temporary credit and liquidity facilities programs in which Treasury has purchased participation interests. For a description of these programs, see “MD&A—Off-Balance Sheet Arrangements—Treasury Housing Finance Agency Initiative” in our 2012 Form 10-K.

RISK MANAGEMENT
Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively monitor and manage these risks by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities. In addition to these financial risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Legislative and Regulatory Developments—GSE Reform” in this report and in “Risk Factors” in our 2012 Form 10-K. This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could affect our ability to retain and hire qualified employees. We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including model, legal, regulatory and compliance, reputational, strategic and execution risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions.
In this section we provide an update on our management of our major risk categories. For a more complete discussion of the financial risks we face and how we manage credit risk, market risk and operational risk, see “MD&A—Risk Management” and “Risk Factors” in our 2012 Form 10-K and in this report.
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
Mortgage Credit Risk Management
We are exposed to credit risk on our mortgage credit book of business because we either hold mortgage assets, have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets or provided other credit enhancements on mortgage assets. While our mortgage credit book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. We provide information on the performance of non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio, including the impairment that we have recognized on these securities, in “Note 5, Investments in Securities.”
Mortgage Credit Book of Business
Table 30 displays the composition of our mortgage credit book of business as of the dates indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of March 31, 2013 and December 31, 2012.

Table 30: Composition of Mortgage Credit Book of Business(1)

	As of March 31, 2013			As of December 31, 2012
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,802,596	$187,737	$2,990,333	$2,797,909	$188,418	$2,986,327
Unconsolidated Fannie Mae MBS, held by third parties(3)	14,775	1,487	16,262	15,391	1,524	16,915
Other credit guarantees(4)	18,333	16,196	34,529	19,977	16,238	36,215
Guaranty book of business	$2,835,704	$205,420	$3,041,124	$2,833,277	$206,180	$3,039,457
Agency mortgage-related securities(5)	12,383	32	12,415	12,294	32	12,326
Other mortgage-related securities(6)	36,289	26,870	63,159	37,524	27,535	65,059
Mortgage credit book of business	$2,884,376	$232,322	$3,116,698	$2,883,095	$233,747	$3,116,842
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,768,395	$203,467	$2,971,862	$2,764,903	$204,112	$2,969,015
Government Guaranty Book of Business(8)	$67,309	$1,953	$69,262	$68,374	$2,068	$70,442
__________

(1)	Based on unpaid principal balance.

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
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans as of March 31, 2013 and December 31, 2012. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These approaches may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related (Income) Expenses.”
In evaluating our single-family mortgage credit risk, we closely monitor changes in housing and economic conditions and the impact of those changes on the credit risk profile and performance of our single-family mortgage credit book of business. We regularly review and provide updates to our underwriting standards and eligibility guidelines that take into consideration changing market conditions. The credit risk profile of our single-family mortgage credit book of business is influenced by, among other things, the credit profile of the borrower, features of the loan such as loan product type and the type of property securing the loan, the housing market and the general economy. We focus more on those loans that we believe pose a higher risk of default, which typically have been loans associated with higher mark-to-market LTV ratios, loans to borrowers with lower FICO credit scores and certain higher risk loan product categories, such as Alt-A loans. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.
The single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business. We believe we have limited credit exposure on our government loans, the majority of which are reverse mortgage loans insured by the federal government through FHA. The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $50.0 billion as of March 31, 2013 and $50.2 billion as of December 31, 2012.
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
As part of our efforts to mitigate future credit losses, we review delinquent and defaulted loans for compliance with our requirements. We use the information obtained from these loan quality reviews to provide feedback to lenders on possible areas for correction in their origination practices. In addition, we conduct reviews on random samples of performing loans soon after acquisition, in order to identify loans that may not have met our underwriting or eligibility requirements. We refer to these loans as having “underwriting defects.” By identifying loans with underwriting defects earlier in their lifecycle, we can provide earlier feedback to lenders, which may lead to systemic improvements in the loan origination process.
Performance for the random sample is measured using a significant findings rate, which represents the proportion of loans in the sample population with underwriting defects. The significant findings rate does not necessarily indicate how well the loans will ultimately perform or the extent to which the loans will become subject to repurchase requests. Instead, we use it to estimate the percentage of loans we acquired that may have had a significant error in the underwriting process.
Based on these reviews, we believe that over the last three years the percentage of loans we acquired that have underwriting defects has been reduced. As of March 31, 2013, the preliminary estimate of the non-Refi Plus loans we acquired in the twelve months ended September 30, 2012 that had underwriting defects was approximately 2.4%, compared with approximately 3.4% for loans acquired in the twelve months ended September 30, 2011 and approximately 5.2% for loans acquired in the twelve months ended September 30, 2010. These estimates are subject to change, perhaps materially, as we work through reconciliation of loans with defects acquired during these periods with originators.
Beginning in 2013, and in conjunction with our new representations and warranties framework, we have changed the way we review loan files in order to provide lenders with better and earlier feedback on underwriting defects. Our new framework, which is part of FHFA’s seller-servicer contract harmonization initiative, seeks to provide lenders a higher degree of certainty and clarity regarding their repurchase exposure and liability on future deliveries, as well as consistency around repurchase timelines and remedies. As a result of this new framework, we have made changes in our quality control process that move the primary focus of our quality control reviews from the time a loan defaults to shortly after the time the loan is delivered to us. We will also take advantage of recent advancements in tools and data-gathering. We do not yet know what impact this change will have on our significant findings rates, but it may limit the comparability between prior and future periods.
Table 31 displays our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 31: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended March 31,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2013	2012	March 31, 2013	December 31, 2012
Original LTV ratio:(5)
<= 60%	26%	29%	23%	23%
60.01% to 70%	15	16	15	15
70.01% to 80%	33	35	38	39
80.01% to 90%(6)	9	9	10	10
90.01% to 100%(6)	8	7	10	10
100.01% to 125%(6)	5	4	3	2
Greater than 125%(6)	4	—	1	1
Total	100%	100%	100%	100%
Weighted average	75%	70%	73%	73%
Average loan amount	$211,454	$214,216	$158,200	$157,512
Estimated mark-to-market LTV ratio:(7)
<= 60%			29%	28%
60.01% to 70%			15	15
70.01% to 80%			22	22
80.01% to 90%			13	13
90.01% to 100%			8	9
100.01% to 125%			8	8
Greater than 125%			5	5
Total			100%	100%
Weighted average			74%	75%
Product type:
Fixed-rate:(8)
Long-term	76%	72%	72%	72%
Intermediate-term	22	24	17	17
Interest-only	*	*	1	1
Total fixed-rate	98	96	90	90
Adjustable-rate:
Interest-only	*	*	3	3
Other ARMs	2	4	7	7
Total adjustable-rate	2	4	10	10
Total	100%	100%	100%	100%
Number of property units:
1 unit	98%	98%	97%	97%
2-4 units	2	2	3	3
Total	100%	100%	100%	100%
Property type:
Single-family homes	90%	91%	91%	91%
Condo/Co-op	10	9	9	9
Total	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended March 31,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2013	2012	March 31, 2013	December 31, 2012
Occupancy type:
Primary residence	88%	89%	89%	89%
Second/vacation home	4	4	4	4
Investor	8	7	7	7
Total	100%	100%	100%	100%
FICO credit score at origination:
< 620	1%	1%	3%	3%
620 to < 660	3	2	6	6
660 to < 700	8	6	12	12
700 to < 740	17	15	19	20
>= 740	71	76	60	59
Total	100%	100%	100%	100%
Weighted average	757	763	743	742
Loan purpose:
Purchase	17%	17%	27%	28%
Cash-out refinance	15	16	23	24
Other refinance	68	67	50	48
Total	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	15%	15%	15%	15%
Northeast	17	19	19	19
Southeast	20	19	23	23
Southwest	15	15	16	16
West	33	32	27	27
Total	100%	100%	100%	100%
Origination year:
< = 2004			11%	13%
2005			5	5
2006			5	5
2007			6	7
2008			4	5
2009			10	11
2010			12	13
2011			14	15
2012			28	26
2013			5	—
Total			100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of March 31, 2013 and December 31, 2012. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)
Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our retained mortgage portfolio and single-family mortgage loans we guarantee.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of March 31, 2013 and December 31, 2012. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “Risk Management—Credit Risk Management—Single Family Mortgage Credit Risk Management—Credit Profile Summary” in our 2012 Form 10-K for additional information on loan limits.

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

Credit Profile Summary
The single-family loans we purchased or guaranteed during the first quarter of 2013 have a strong credit profile with a weighted average original LTV ratio of 75%, a weighted average FICO credit score of 757, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. The average original LTV ratio of single-family loans we acquired in the first quarter of 2013, excluding HARP loans, was 68%, compared with 113% for HARP loans. The weighted average FICO credit score of the single-family mortgage loans we acquired in the first quarter of 2013, excluding HARP loans, was 762, compared with 727 for HARP loans.
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
The increase in our weighted average original LTV ratio in the first quarter of 2013 compared with the first quarter of 2012 was primarily due to an increase in acquisitions of refinancings of loans with LTV ratios above 125% under HARP, which we discuss below. In addition, the increase in our weighted average original LTV ratio in the first quarter of 2013 was driven by an increase in acquisitions of home purchase mortgages with LTV ratios greater than 80%, primarily as a result of: (1) most mortgage insurance companies lowering their premiums in 2012 for loans with higher credit scores; and (2) FHA implementing price increases in its annual mortgage insurance premium in 2012. These price changes improved the economics of purchasing private mortgage insurance as compared with purchasing FHA insurance and helped drive an increase in our acquisition of loans with LTV ratios over 80%. The home purchase mortgages with LTV ratios greater than 80% that we acquired have otherwise strong credit profiles, with weighted average FICO scores of 753.
The prolonged and severe decline in home prices from 2006 through the first quarter of 2012 resulted in an increase in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business. If home prices were to decline, more loans would have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default. However, in the first quarter of 2013, as home prices continued to increase, the estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business decreased. As of March 31, 2013, the estimated weighted average mark-to market LTV ratio of our single-family conventional guaranty book of business was 74% compared with 75% as of December 31, 2012 and 80% as of March 31, 2012. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 13% as of March 31, 2013 and December 31, 2012, compared with 19% as of March 31, 2012.

HARP and Refi Plus Loans
Since 2009, our acquisitions have included a significant number of loans that are refinancings of existing Fannie Mae loans under HARP, which was designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values. The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. We offer HARP under our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Refi Plus includes but is not limited to HARP, under which we allow our borrowers who have mortgage loans with current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Under HARP, we were previously authorized to acquire loans only if their current LTVs did not exceed 125% for fixed-rate loans and did not exceed 105% for adjustable-rate mortgages. Changes to HARP implemented in the first half of 2012 extended refinancing flexibility to eligible borrowers with loans that have LTV ratios greater than 125% for fixed-rate loans, which make the benefits of HARP available to a greater number of borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans also have lower FICO credit scores and/or may provide less documentation than we would otherwise require. On April 11, 2013, FHFA announced the extension of the ending date for HARP to December 31, 2015.
Loans we acquire under Refi Plus in general and HARP in particular represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the acquired loans essentially replaces the credit risk that we already held prior to the refinancing. These loans may not perform as well as the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate).
As a result of continued low mortgage rates, the percentage of acquisitions that are refinanced loans, including loans acquired under our Refi Plus initiative, which includes HARP, remains elevated. Due to the increase in the volume of HARP loans with higher LTV ratios, the weighted average LTV ratio at origination for our acquisitions in the first quarter of 2013 was 75%, compared with 70% for our acquisitions in the first quarter of 2012. HARP loans constituted approximately 16% of our total single-family acquisitions in the first quarter of 2013, compared with approximately 12% of total single-family acquisitions in the first quarter of 2012.
We expect that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP for the program’s duration or until there is no longer a large population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing. In particular, we expect to acquire many refinancings with LTV ratios greater than 125%, because borrowers were unable to refinance loans with LTV ratios greater than 125% in large numbers under HARP until the second quarter of 2012. Approximately 4% of our total single-family conventional business volume for the first quarter of 2013 consisted of HARP refinanced loans with LTV ratios greater than 125% at the time of acquisition.
Table 32 displays the serious delinquency rates and current mark-to-market LTV ratios as of March 31, 2013 of single-family loans we acquired under HARP and Refi Plus, compared with the other single-family loans we acquired since the beginning of 2009.
Table 32: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus

	As of March 31, 2013
	Percentage of New Book	Current Mark-to-Market LTV Ratio > 100%	FICO Credit Score at Origination(1)	Serious Delinquency Rate
HARP(2)	14%	38%	739	0.88%
Other Refi Plus(3)	12	*	753	0.33
Total Refi Plus	26	21	745	0.59
Non-Refi Plus(4)	74	1	762	0.26
Total new book of business(5)	100%	6%	758	0.35%
__________

*	Represents less than 0.5%.

(1)	In the case of refinancings, represents FICO credit score at the time of the refinancing.

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
We do not rely solely on our classifications of loans as Alt-A or subprime to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Note 3, Mortgage Loans,” and “Note 6, Financial Guarantees.”
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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. We have classified a mortgage loan as subprime if and only if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter® system. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $147.8 billion as of March 31, 2013, represented approximately 5.4% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $4.8 billion as of March 31, 2013, represented approximately 0.2% of our single-family conventional guaranty book of business.
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
Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Since the cost of foreclosure can be significant to both the borrower and Fannie Mae, to avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to accept a deed-in-lieu of foreclosure whereby the borrower voluntarily signs over the title to their property to the servicer or sells the home prior to foreclosure in a short sale. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales and, in the first quarter of 2013, we received net sales proceeds from our short sale transactions equal to 64% of the loans’ unpaid principal balance, compared with 58% in the first quarter of 2012.
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
Table 33: Delinquency Status of Single-Family Conventional Loans

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
Delinquency status:
30 to 59 days delinquent	1.72%	1.96%	1.78%
60 to 89 days delinquent	0.53	0.66	0.59
Seriously delinquent	3.02	3.29	3.67
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	74%	72%	73%
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. Our new single-family book of business represented 69% of our single-family guaranty book of business as of March 31, 2013.
Although our serious delinquency rate has decreased, our serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure. High levels of foreclosures, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes have lengthened the time it takes to foreclose on a mortgage loan in many states. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last few years than it would have if the pace of foreclosures had been faster. We believe the slow pace of foreclosures will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses (income). Other factors such as the pace of loan modifications, changes in home prices, unemployment levels and other macroeconomic conditions also influence serious delinquency rates. We expect the number of our single-family loans in our legacy book of business that are seriously delinquent to remain above pre-2008 levels for years.
Table 34 displays a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business. Serious delinquency rates vary by geographic region due to many factors including regional home prices, unemployment, economic conditions and state foreclosure timelines.

Table 34: Single-Family Serious Delinquency Rates

	As of
	March 31, 2013		December 31, 2012		March 31, 2012
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	2.61%	15%	2.92%	15%	3.39%
Northeast	19	4.30	19	4.40	19	4.30
Southeast	23	4.38	23	4.78	23	5.36
Southwest	16	1.56	16	1.76	16	2.10
West	27	2.00	27	2.28	27	2.72
Total single-family conventional loans	100%	3.02%	100%	3.29%	100%	3.67%
Single-family conventional loans:
Credit enhanced	14%	6.43%	14%	7.09%	14%	8.35%
Non-credit enhanced	86	2.49	86	2.70	86	2.93
Total single-family conventional loans	100%	3.02%	100%	3.29%	100%	3.67%
__________

(1)	See footnote 9 to “Table 31: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.
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
Table 35 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics as of the dates indicated. The reported categories are not mutually exclusive.

Table 35: Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	March 31, 2013				December 31, 2012				March 31, 2012
	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)
	(Dollars in millions)
States:
Arizona	$65,432	2%	1.85%	83%	$65,277	2%	2.14%	88%	$66,544	2%	3.22%	105%
California	526,451	19	1.46	69	523,602	19	1.69	73	523,745	19	2.24	81
Florida	163,063	6	9.36	93	165,377	6	10.06	96	173,178	6	11.35	106
Nevada	26,885	1	6.01	111	27,206	1	6.70	117	28,405	1	7.06	138
Select Midwest states(2)	277,501	10	3.17	81	278,455	10	3.51	81	283,725	10	4.02	85
All other states	1,701,248	62	2.65	71	1,697,209	62	2.85	71	1,701,671	62	3.01	74
Product type:
Alt-A	147,806	5	10.80	94	155,469	6	11.36	96	175,908	6	12.03	103
Subprime	4,785	*	19.49	105	5,035	*	20.60	107	5,609	*	21.67	113
Vintages:
2005	126,555	5	7.71	88	139,204	5	7.79	90	178,996	7	7.23	97
2006	125,476	5	11.96	103	138,040	5	12.15	105	176,489	6	11.58	113
2007	176,168	6	12.71	105	195,308	7	12.99	107	253,587	9	12.27	114
2008	109,742	4	6.67	87	124,747	5	6.63	88	176,632	6	5.74	94
All other vintages	2,222,639	80	1.25	68	2,159,827	78	1.36	69	1,991,564	72	1.49	70
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	347,879	13	12.83	126	374,010	13	13.42	128	515,774	19	12.77	130
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	19,972	1	13.14	112	19,416	1	14.76	113	18,663	1	16.83	117
__________

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.
Loan Workout Metrics
Table 36 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment and forbearance plans that have been initiated but not completed.

Table 36: Statistics on Single-Family Loan Workouts

	For the Three Months Ended March 31,
	2013		2012
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$7,917	43,153	$8,881	46,671
Repayment plans and forbearances completed(1)	575	4,482	1,292	8,864
Total home retention strategies	8,492	47,635	10,173	55,535
Foreclosure alternatives:
Short sales	2,593	12,139	4,009	18,614
Deeds-in-lieu of foreclosure	660	3,987	613	3,599
Total foreclosure alternatives	3,253	16,126	4,622	22,213
Total loan workouts	$11,745	63,761	$14,795	77,748
Loan workouts as a percentage of single-family guaranty book of business(2)	1.66%	1.46%	2.07%	1.75%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.
The volume of home retention solutions completed in the first quarter of 2013 decreased compared with the first quarter of 2012, primarily due to a decline in the number of delinquent loans in the first quarter of 2013, compared with the first quarter of 2012.
Despite the decline in the number of delinquent loans, the volume of trial modifications we initiated in the first quarter of 2013 increased compared with the first quarter of 2012 as a result of our increased efforts to make home retention solutions available to more distressed borrowers. During the first quarter of 2013, we initiated approximately 44,200 trial modifications, including Home Affordable Modification Program (“HAMP”) and non-HAMP, compared with approximately 41,100 trial modifications during the first quarter of 2012. We also initiated other types of workouts, such as repayment plans and forbearances.
HAMP guidance directs servicers either to cancel or to convert trial modifications after three or four monthly payments, depending on the borrower’s circumstances. As of March 31, 2013, 57% of our HAMP trial modifications had been converted to permanent HAMP modifications since the inception of the program. The conversion rate for HAMP modifications since June 1, 2010, when servicers became required to perform a full verification of a borrower’s eligibility prior to offering a HAMP trial modification, was 87% as of March 31, 2013. The average length of a trial period for HAMP modifications initiated after June 1, 2010 was four months.
We continue to work with our servicers to implement our home retention and foreclosure prevention initiatives. Our approach to workouts continues to focus on the large number of borrowers facing financial hardships. Accordingly, the vast majority of loan modifications we have completed since 2009 have been concentrated on deferring or lowering the borrowers’ monthly mortgage payments to allow borrowers to work through their hardships. On March 27, 2013, FHFA announced that we and Freddie Mac will offer a new simplified loan modification solution. Under this streamlined modification initiative, beginning July 1, 2013, our servicers will be required to offer loan modifications to eligible borrowers who are at least 90 days delinquent on their mortgages without requiring financial or hardship documentation. Eligible borrowers must demonstrate a willingness and ability to pay by making three on-time trial payments, after which the mortgage will be permanently modified. This program is scheduled to expire on August 1, 2015.
Table 37 displays the percentage of our loan modifications completed during the first quarter of 2012, all of 2011 and the last nine months of 2010 that were current or paid off one year after modification, as well as the percentage of our loan modifications completed during the first quarter of 2011 and the last nine months of 2010 that were current or paid off two years after modification.

Table 37: Percentage of Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

	2012	2011				2010
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
One Year Post-Modification
HAMP Modifications	79%	78%	78%	78%	77%	74%	74%	74%
Non-HAMP Modifications	70	66	68	69	69	67	67	65
Total	73	71	72	75	74	69	70	70
Two Years Post-Modification
HAMP Modifications					74%	70%	69%	68%
Non-HAMP Modifications					67	64	63	61
Total					71	65	65	65
__________

(1)	Excludes loans that were classified as subprime ARMs that were modified into fixed-rate mortgages. Modifications do not reflect loans currently in trial modifications.
There is significant uncertainty regarding the ultimate long term success of our current modification efforts. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets. See “Risk Factors” in our 2012 Form 10-K for a discussion of efforts we may be required or asked to undertake and their potential effect on us.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 38 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 38: Single-Family Foreclosed Properties

	For the Three Months
	Ended March 31,
	2013	2012
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	105,666	118,528
Acquisitions by geographic area:(2)
Midwest	11,983	14,713
Northeast	2,454	3,219
Southeast	14,294	15,470
Southwest	5,317	7,946
West	4,669	6,352
Total properties acquired through foreclosure(1)	38,717	47,700
Dispositions of REO	(42,934)	(52,071)
End of period inventory of single-family foreclosed properties (REO)(1)	101,449	114,157
Carrying value of single-family foreclosed properties (dollars in millions)(3)	$9,263	$9,721
Single-family foreclosure rate(4)	0.89%	1.07%
__________

(1)	Includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets” and acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 31: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The number of properties acquired through foreclosure declined in the first quarter of 2013 compared with the first quarter of 2012 due to a decline in the number of seriously delinquent loans in our single-family book of business. The slow pace of foreclosures, caused by continuing foreclosure process issues encountered by our servicers and changing legislative, regulatory and judicial requirements, continues to impact the number of foreclosure acquisitions for the periods presented.
We continue to manage our REO inventory to minimize costs and maximize sales proceeds. However, as we are unable to market and sell a large portion of our inventory, the pace at which we can dispose of our properties slows, resulting in higher foreclosed property expenses related to costs associated with ensuring that the property is vacant and costs of maintaining the property.
Table 39 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.
Table 39: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	March 31, 2013	December 31, 2012
Available-for-sale	26%	28%
Offer accepted(1)	22	17
Appraisal stage(2)	10	10
Unable to market:
Redemption status(3)	12	11
Occupied status(4)	13	14
Rental property(5)	5	5
Properties being repaired	7	7
Other	5	8
Total unable to market	42	45
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are within the period during which state laws allows the former mortgagor and second lien holders to redeem the property.

(4)	Properties that are still occupied, and for which the eviction process is not yet complete.

(5)	Properties with a tenant living in the home under our Tenant in Place or Deed for Lease programs.
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

Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 89% of our multifamily guaranty book of business as of March 31, 2013 and 88% as of December 31, 2012.
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
Table 40 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender as of the dates indicated.
Table 40: Multifamily Lender Risk-Sharing

	As of
	March 31, 2013	December 31, 2012
Lender risk-sharing
DUS	76%	73%
Non-DUS negotiated	7	8
No recourse to the lender	17	19
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
Table 41 displays original LTV and DSCR metrics for our multifamily guaranty book of business as of the dates indicated.
Table 41: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
Weighted average original LTV	66%	66%	66%
Original LTV greater than 80%	4	4	4
Original DSCR less than or equal to 1.10	7	8	8
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration, and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.

We and our lenders monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan: at the loan, property, and portfolio levels. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 5% as of March 31, 2013 and December 31, 2012.
Problem Loan Management and Foreclosure Prevention
Although the serious delinquency rate increased as of March 31, 2013 compared with December 31, 2012, primarily due to one large cross-collateralized group of loans becoming delinquent, in general the number of multifamily loans at risk of becoming seriously delinquent has continued to decrease as early-stage delinquencies have declined significantly since the housing crisis. Since delinquency rates are a lagging indicator, we expect to continue to incur additional credit losses. We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses to a low level relative to our multifamily guaranty book of business.
Problem Loan Statistics
We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.
Table 42 displays a comparison of our multifamily serious delinquency rates for loans acquired through our DUS program versus loans not acquired through our DUS program.
Table 42: Multifamily Concentration Analysis

	As of
	March 31, 2013		December 31, 2012		March 31, 2012
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate

DUS small balance loans(1)	8%	0.34%	8%	0.32%	8%	0.42%
DUS non small balance loans(2)	77	0.34	76	0.17	73	0.25
Non-DUS small balance loans(1)	7	0.96	7	1.02	8	1.22
Non-DUS non small balance loans(2)	8	0.46	9	0.21	11	0.55
Total multifamily loans	100%	0.39%	100%	0.24%	100%	0.37%
________

(1)	Loans with original unpaid principal balances of up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(2)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.
The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, not acquired through our DUS program, continue to represent a disproportionately large share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur.
Small balance non-DUS loans continue to exhibit higher delinquencies than small balance loans acquired through DUS lenders. These small balance non-DUS loans account for 16% of our multifamily serious delinquencies and 7% of our multifamily guaranty book of business as of March 31, 2013 compared with 29% of our multifamily serious delinquencies and 7% of our multifamily guaranty book of business as of December 31, 2012. These small balance non-DUS loan acquisitions mainly occurred in 2007 and 2008, but have been less than 2% of the unpaid principal balance of our total multifamily acquisitions since 2008. Although our 2007 and early 2008 acquisitions were underwritten to our then-current credit standards and required borrower equity, they were acquired near the peak of multifamily housing values. During the second half of 2008, our underwriting standards were adjusted to reflect the evolving market trends at that time.

REO Management
Foreclosure and REO activity affect the level of our credit losses. Table 43 displays our held for sale multifamily REO activity for the periods indicated.
Table 43: Multifamily Foreclosed Properties

	For the Three
	Months Ended
	March 31,
	2013	2012
Multifamily foreclosed properties (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	128	260
Total properties acquired through foreclosure	16	61
Transfers to held for sale(1)	4	—
Dispositions of REO	(26)	(58)
End of period inventory of multifamily foreclosed properties (REO)	122	263
Carrying value of multifamily foreclosed properties (dollars in millions)	$298	$646
________

(1)	Represents the transfer of properties from held for use to held for sale. Held-for-use properties are reported in our condensed consolidated balance sheets as a component of “Other assets.”
The decrease in our multifamily properties acquired through foreclosure reflects the continued improvement of national multifamily market fundamentals in the first quarter of 2013.
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
See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors” in our 2012 Form 10-K for additional information about our institutional counterparties, including counterparty risk we face from mortgage originators and investors, from debt security and mortgage dealers, and from document custodians.
Mortgage Sellers/Servicers
Our primary exposures to institutional counterparty risk are with mortgage sellers/servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, as well as mortgage sellers/servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances. We rely on mortgage sellers/servicers to meet our servicing standards and fulfill their servicing and repurchase obligations.
Our business with our mortgage sellers/servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 54% of our single-family guaranty book of business as of March 31, 2013, compared with approximately 57% as of December 31, 2012. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 18% of our single-family guaranty book of business as of March 31, 2013 and December 31, 2012. We had two other mortgage servicers, Bank of America, N.A. and JPMorgan Chase Bank, N.A., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of March 31, 2013 and December 31, 2012. In addition, Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of March 31, 2013 and December 31, 2012.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated, or a mortgage insurer rescinded coverage, then our mortgage sellers/servicers are obligated to either repurchase the loan or foreclosed property, or to reimburse us for our losses. If the collateral property relating to such a loan has been foreclosed upon and we have accepted an offer from a third party to purchase the property, or if a loan is in the process of being liquidated or has been liquidated, we require the mortgage seller/servicer to reimburse us for our losses. We may consider additional facts and circumstances when determining whether to require a mortgage seller/servicer to reimburse us for our losses instead of repurchasing the related loan or foreclosed property. On an economic basis, we are made whole for our losses regardless of whether the mortgage seller/servicer repurchases the loan or reimburses us for our losses. We consider the anticipated benefits from these types of recoveries when we establish our allowance for loan losses. We refer to our demands that mortgage sellers/servicers meet these obligations collectively as “repurchase requests.” In addition, we charge our primary mortgage servicers a compensatory fee for servicing delays within their control when they fail to comply with established loss mitigation and foreclosure timelines in our Servicing Guide. Compensatory fees are intended to compensate us for damages attributed to these servicing delays and to emphasize the importance of the mortgage servicer’s performance.
Mortgage sellers/servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller/servicer, or a number of mortgage sellers/servicers, to fulfill repurchase obligations to us could result in a significant increase in our credit losses and credit-related expenses, and have a material adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have a material adverse effect on our results of operations or financial condition. We estimate our allowance for loan losses assuming the benefit of repurchase demands only from those counterparties we determine have the financial capacity to fulfill this obligation. Accordingly, as of March 31, 2013, in estimating our allowance for loan losses, we assumed no benefit from repurchase demands due to us from mortgage sellers/servicers that, in our view, lacked the financial capacity to honor their contractual obligations.
On January 6, 2013, we entered into a comprehensive agreement (the “resolution agreement”) with Bank of America, which resolved certain repurchase requests arising from breaches of selling representations and warranties for loans originated between 2000 and 2008. Bank of America agreed, among other things, to a resolution which included a cash payment to us of $3.6 billion in January 2013 related to repurchase requests and the repurchase of approximately 29,500 loans from us for an aggregate repurchase price of $6.6 billion, subject to a reconciliation process, which is ongoing. The resolution agreement addressed $11.3 billion of unpaid principal balance of our outstanding repurchase requests with Bank of America as of December 31, 2012, of which $8.9 billion were over 120 days past due. Accordingly, the amount of our outstanding repurchase requests to Bank of America decreased substantially in the first quarter of 2013 to 10% of our total repurchase requests outstanding as of March 31, 2013, compared with 73% as of December 31, 2012.
In connection with the resolution agreement, we also approved Bank of America’s request to transfer servicing of approximately 941,000 loans to two specialty mortgage servicers and resolved outstanding and certain future compensatory fees owed by Bank of America due to servicing delays. Bank of America made an initial payment to us of $1.3 billion in January 2013. We are working with Bank of America in completing a loan review process as specified in the compensatory fee agreement to mutually determine the final amount of compensatory fees owed.
Table 44 displays repurchase request activity, measured by unpaid principal balance, during the first three months of 2013 and 2012. The dollar amounts of our outstanding repurchase requests provided below are based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loan. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until we receive the missing documents and loan files and a full underwriting review is completed.

Table 44: Repurchase Request Activity

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Beginning outstanding repurchase requests	$16,013	$10,400
Issuances	9,908	6,556
Collections(1)	(12,499)	(2,361)
Other resolutions(1)(2)	(9,103)	(2,105)
Total successfully resolved	(21,602)	(4,466)
Cancellations	(257)	(337)
Ending outstanding repurchase requests	$4,062	$12,153
__________

(1)
Includes the impact of our January 6, 2013 resolution agreement with Bank of America, which addressed $11.3 billion of the total outstanding repurchase request balance as of December 31, 2012 and substantially resolved our outstanding and expected future repurchase requests on specified single-family loans originated between 2000 and 2008 that were delivered to us by Bank of America.

(2)
Primarily includes repurchase requests that were successfully resolved through negotiated settlements and the lender taking corrective action with or without a pricing adjustment. Also includes resolutions through indemnification or future repurchase agreements and loans in which no further repurchase or reimbursement for loss was required from the mortgage seller/servicer.

The increase in “Other resolutions” activity during the first quarter of 2013 compared with the first quarter of 2012 was primarily due to the resolution of certain repurchase requests with Bank of America without the underlying loans being repurchased. As of March 31, 2013, less than 0.25% of the loans in our new single-family book of business, which were acquired after 2008, have been subject to a repurchase request, compared with approximately 3% of single-family loans acquired between 2005 and 2008 that have been subject to a repurchase request. As of March 31, 2013, we have completed loan reviews for potential underwriting defects on approximately 80% of the loans we acquired between 2005 and 2008 through our standard whole loan and MBS acquisitions that we currently intend to review. We expect to complete our review of the remaining population by the end of 2013. We plan to issue repurchase requests as and when appropriate, and lenders will continue to be responsible for their contractual obligations related to these loans.
Table 45 displays our top five mortgage sellers/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of March 31, 2013 and December 31, 2012. Table 45 also displays the mortgage sellers’/servicers’ balance and percentage of our repurchase requests to that mortgage seller/servicer that were over 120 days outstanding, and the mortgage sellers’/servicers’ repurchase requests outstanding over 120 days as a percentage of our total repurchase requests outstanding over 120 days, as of March 31, 2013 and December 31, 2012.
Table 45: Outstanding Repurchase Requests(1)

	Outstanding Repurchase Requests as of
	March 31, 2013				December 31, 2012
	Total Outstanding Balance(3)	Over 120 Days(2)			Total Outstanding Balance(3)	Over 120 Days(2)
		Balance(3)%		% of Total		Balance(3)%		% of Total
	(Dollars in millions)
Mortgage Seller/Servicer Counterparty:
CitiMortgage(4)	$887	$199	22%	13%	$909	$284	31%	3%
Wells Fargo Bank, N.A.(4)	678	356	53	24	758	358	47	3
JPMorgan Chase Bank, N.A.	561	66	12	4	688	173	25	2
Bank of America, N.A.	392	296	75	20	11,735	9,163	78	84
SunTrust Bank, Inc.(4)	366	145	40	10	494	224	45	2
Other(4)	1,178	443	38	29	1,429	724	51	6
Total	$4,062	$1,505		100%	$16,013	$10,926		100%

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

(4)
Mortgage seller/servicer has entered into an agreement with us relating to some of the reported amounts. The agreement extended the time for resolving certain outstanding repurchase requests and/or provided for the mortgage seller/servicer to post collateral to us.

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
As described in “Credit Risk Management—Single-Family Mortgage Credit Risk Management,” we implemented a new representation and warranty framework on January 1, 2013. With the implementation of these changes we will review a larger sample of loans near the time of acquisition for compliance with our underwriting and eligibility requirements. As a result, a greater proportion of our repurchase requests in the future may be issued on performing loans, as compared with our currently outstanding repurchase requests, the substantial majority of which relate to loans that are either nonperforming or have been foreclosed upon.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancement on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 46 displays our risk in force for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties as of March 31, 2013 and December 31, 2012. The table includes our top nine mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of March 31, 2013 and December 31, 2012. See “Risk Management—Credit Risk Management—Institutional Counterparty Risk Management—Mortgage Insurers” in our 2012 Form 10-K for a discussion on the credit ratings of our mortgage insurers.

Table 46: Mortgage Insurance Coverage

	Risk in Force(1)				Insurance in Force(2)
				As of				As of
	As of March 31, 2013			December 31,	As of March 31, 2013			December 31,
	Primary	Pool	Total	2012	Primary	Pool	Total	2012
	(Dollars in millions)
Counterparty:(3)
Mortgage Guaranty Insurance Corp.	$19,650	$312	$19,962	$20,089	$77,528	$2,649	$80,177	$82,346
Radian Guaranty, Inc.	18,676	105	18,781	18,126	75,492	853	76,345	73,746
United Guaranty Residential Insurance Co.	17,794	74	17,868	17,182	71,354	586	71,940	69,185
Genworth Mortgage Insurance Corp.	13,655	18	13,673	13,626	54,842	158	55,000	54,764
PMI Mortgage Insurance Co.(4)	8,296	64	8,360	8,901	33,472	928	34,400	36,743
Republic Mortgage Insurance Co.(4)	6,494	235	6,729	7,142	25,749	2,785	28,534	30,402
CMG Mortgage Insurance Co.(5)	2,478	—	2,478	2,340	10,402	—	10,402	9,823
Triad Guaranty Insurance Corp.(4)	1,941	285	2,226	2,368	7,225	1,943	9,168	9,895
Essent Guaranty, Inc.	2,189	—	2,189	1,724	9,129	—	9,129	7,148
Others	191	—	191	197	1,087	—	1,087	1,118
Total	$91,364	$1,093	$92,457	$91,695	$366,280	$9,902	$376,182	$375,170
Total as a percentage of single-family guaranty book of business			3%	3%			13%	13%
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
As of May 9, 2013, of our primary mortgage insurers:

•
PMI Mortgage Insurance Co. (“PMI”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Corporation (“Triad”) are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay only in part or fail to pay our claims under existing insurance policies. These three mortgage insurers provided a combined $17.3 billion, or 19%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2013.

•
Genworth Mortgage Insurance Corporation (“Genworth”) is operating pursuant to waivers it received from the regulators of state regulatory capital requirements applicable to its main insurance writing entity, as its capital is below applicable state regulatory capital requirements. The parent company of Genworth announced a plan in January 2013 designed to reduce its risk-to-capital and ensure continued ability to write new business. The actions under the plan have received regulatory approval and include contributing additional capital and reorganizing the holding company structure for the U.S. mortgage insurance subsidiaries. Additionally, the plan includes a contingency for using an entity other than the existing main insurance writing entity for writing new business in all 50 states. Prior to the announcement, we entered into an agreement with Genworth that provided our approval for those elements of Genworth’s plan that required our approval.

•
Mortgage Guaranty Insurance Corporation (“MGIC”) and Radian Guaranty, Inc. (“Radian”) disclosed that they received additional capital contributions in March 2013 to supplement their capital positions, which resulted in their meeting the regulatory capital requirements of all jurisdictions where they conduct business.

Although the financial condition of some of our primary mortgage insurer counterparties continues to improve, there is still significant risk that these counterparties will fail to fulfill their obligations to pay our claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, or if we have already made that determination and our estimate of the shortfall increases, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.
The payment of claims by RMIC, PMI and Triad have been partially deferred pursuant to orders from their state regulators. State regulators could take additional corrective actions against these entities. PMI is now paying 55% of all valid claims and 45% is deferred as a policyholder claim. This is an increase from the 50% it previously paid and is retroactive for all claims previously paid at 50%. While our remaining mortgage insurers have continued to pay claims owed to us in full, there can be no assurance that they will continue to do so given their current financial condition. In addition, we cannot predict when or if these mortgage insurers’ regulators will allow them to begin paying their deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims.
Some mortgage insurers have explored corporate restructurings designed to provide relief from risk-to-capital limits in certain states. We have approved several restructurings so that certain of our mortgage insurer counterparties or their subsidiaries could continue to write new business. During the first quarter of 2013, we approved an application from National Mortgage Insurance Corporation, a new mortgage insurer, requesting eligibility to do business with us.
The number of mortgage loans for which our mortgage insurer counterparties have rescinded coverage decreased but remained high first quarter of 2013. In those cases where the mortgage insurer has rescinded coverage, we require the mortgage seller/servicer to repurchase the loan or indemnify us against loss. The table below displays cumulative rescission rates as of March 31, 2013, by the period in which the claim was filed. We do not present information for claims filed in the most recent two quarters to allow sufficient time for a substantial percentage of the claims filed to be resolved.
Table 47: Rescission Rates of Mortgage Insurance

	As of March 31, 2013
	Cumulative Rescission Rate(1)	Cumulative Claims Resolution Percentage(2)
Primary mortgage insurance claims filed in:
First nine months of 2012	4%	60%
2011	8	79
2010	12	94
Pool mortgage insurance claim filed in:
First nine months of 2012	10%	87%
2011	10	97
2010	14	99
__________

(1)
Represents claims filed during the period where coverage was rescinded as of March 31, 2013, divided by total claims filed during the same period. Denied claims are excluded from the rescinded population.

(2)
Represents claims filed during the period that were resolved as of March 31, 2013, divided by the total claims filed during the same period. Claims resolved mainly consist of claims for which we have settled and claims for which coverage has been rescinded by the mortgage insurer.

When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves.
The following table displays our estimated benefit from mortgage insurers as of March 31, 2013 and December 31, 2012 that reduces our total loss reserves.

Table 48: Estimated Mortgage Insurance Benefit

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Contractual mortgage insurance benefit	$9,227	$9,993
Less: Collectibility adjustment(1)	614	708
Estimated benefit included in total loss reserves	$8,613	$9,285
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
When an insured loan subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $2.7 billion as of March 31, 2013 and $3.7 billion as of December 31, 2012 related to amounts claimed on insured, defaulted loans, of which $633 million as of March 31, 2013 and $1.1 billion as of December 31, 2012 was due from our mortgage sellers/servicers. We assessed the total outstanding receivables for collectibility, and they were recorded net of a valuation allowance of $547 million as of March 31, 2013 and $551 million as of December 31, 2012 in “Other assets.” The valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds from mortgage insurers (and, in cases where policies were rescinded or canceled or coverage was denied by the mortgage insurer, from mortgage sellers/servicers) for single-family loans of $2.1 billion for the first quarter of 2013, compared with $1.3 billion for the first quarter of 2012.
Financial Guarantors
We are the beneficiary of financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 49 displays the total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio as of March 31, 2013 and December 31, 2012.
Table 49: Unpaid Principal Balance of Financial Guarantees

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Alt-A private-label securities	$844	$928
Subprime private-label securities	1,230	1,264
Mortgage revenue bonds	4,290	4,374
Other mortgage-related securities	286	292
Total	$6,650	$6,858
With the exception of Ambac Assurance Corporation (“Ambac”), none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Based on the stressed financial condition of our non-governmental financial guarantor counterparties, we believe that all but one of these counterparties may not be able to fully meet their obligations to us in the future. Pursuant to a court order, effective August 31, 2012, Ambac pays 25% on all filed claims that are valid. Ambac provided coverage on $2.9 billion, or 44%, of our total non-governmental guarantees, as of March 31, 2013. We model our securities for impairments without assuming the benefit of non-governmental financial guarantees. We then adjust results for those external financial guarantees from guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. As of March 31, 2013, when modeling our securities for impairments we did not adjust the results to assume the benefit of external financial guarantees from any non-governmental counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary-impairment.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $27.1 billion as of March 31, 2013 and $27.3 billion as of December 31, 2012.

Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $11.4 billion as of March 31, 2013, compared with $11.9 billion as of December 31, 2012. As of March 31, 2013 and December 31, 2012, 55% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $37.5 billion as of March 31, 2013, compared with $36.4 billion as of December 31, 2012. As of March 31, 2013 and December 31, 2012, 35% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
Although market conditions have improved, unfavorable market conditions prior to 2012 adversely affected the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 52% as of March 31, 2013, compared with 51% as of December 31, 2012. The recourse obligations from lender counterparties rated below investment grade was 22% as of March 31, 2013 and December 31, 2012. The remaining recourse obligations were from lender counterparties that were not rated by rating agencies, which was 26% as of March 31, 2013, compared with 27% as of December 31, 2012. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted in “Multifamily Mortgage Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of March 31, 2013, approximately 39% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 40% as of December 31, 2012. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $65.5 billion in deposits for single-family payments were received and held by 291 institutions during the month of March 2013 and a total of $74.0 billion in deposits for single-family payments were received and held by 292 institutions during the month of December 2012. Of these total deposits, 95% as of March 31, 2013, compared with 93% as of December 31, 2012, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 87% of these deposits as of March 31, 2013 and December 31, 2012.
If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of March 2013, approximately $6.2 billion, or 9%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $7.2 billion, or 10%, in the month of December 2012. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Issuers of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of March 31, 2013, we held a $1.0 billion short-term unsecured deposit with a financial institution that had a short-term credit rating of P-2 from Moody’s (based on the lowest credit rating issued by S&P, Moody’s and Fitch). We held no unsecured positions with financial institutions as of December 31, 2012. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivatives contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty at a higher cost or we may be unable to find a suitable replacement. We manage our counterparty credit exposure through master netting arrangements, which we normally enter into with counterparties with which we deal on an over-the-counter basis. These arrangements allow us to net derivative asset and liabilities with the same counterparty. We also manage our derivative counterparty exposure by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
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
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Table 50 below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings and the number of counterparties for over-the-counter derivatives as of March 31, 2013 and December 31, 2012. Also displayed below are the notional amounts outstanding for all risk management derivatives for the periods indicated.
Table 50: Credit Loss Exposure of Risk Management Derivative Instruments

	As of March 31, 2013
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange- Traded/Cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$—	$39	$—	$39	$175	$36	$250
Less: Collateral held(6)	—	39	—	39	171	—	210
Exposure net of collateral	$—	$—	$—	$—	$4	$36	$40
Additional information:
Notional amount	$28,468	$627,747	$48,270	$704,485	$48,345	$372	$753,202
Number of counterparties(7)	4	11	1	16

	As of December 31, 2012
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange- Traded/Cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$—	$48	$—	$48	$171	$27	$246
Less: Collateral held(6)	—	48	—	48	163	—	211
Exposure net of collateral	$—	$—	$—	$—	$8	$27	$35
Additional information:
Notional amount	$22,703	$600,028	$40,350	$663,081	$38,426	$447	$701,954
Number of counterparties(7)	4	11	1	16
__________

(1)
We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P’s rating for any ratings based on Moody’s scale.

(2)	We had credit loss exposure to one counterparty with a notional balance of $6.4 billion and $5.9 billion as of March 31, 2013 and December 31, 2012, respectively.

(3)	Represents contracts entered through an agent on our behalf with a derivatives clearing organization.

(4)	Includes mortgage insurance contracts and swap credit enhancements accounted for as derivatives.

(5)
Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(6)
Represents cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral.

(7)	Represents counterparties with which we have an enforceable master netting arrangements.
Under the Dodd-Frank Act we are required to submit all new interest rate swaps to a derivatives clearing organization, beginning June 10, 2013. In anticipation of those requirements, we have cleared interest rate swap transactions with the Chicago Mercantile Exchange, Inc. (“CME”), a derivatives clearing organization. As a result, we are exposed to the institutional credit risk of CME and its members that execute and submit our transactions for clearing. Our institutional credit risk exposure to the CME or other comparable clearinghouses, exchanges or trading facilities, as well as their members, will increase in the future.
See “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements” for additional information on our derivative contracts as of March 31, 2013 and December 31, 2012.
Market Risk Management, Including Interest Rate Risk Management
We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss in value or expected future earnings that may result from changes to interest rates. Spread risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. We describe our sources of interest rate risk exposure and our strategy for managing interest rate risk and spread risk in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” in our 2012 Form 10-K.
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
Table 51 displays the pre-tax market value profile of our net portfolio as of March 31, 2013 and December 31, 2012. In addition, Table 51 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended March 31, 2013 and 2012. The effective duration gap was approximately zero months for the first three months of 2013 and 2012.

Table 51: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	March 31, 2013	December 31, 2012
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.3	$0.8
-50 basis points	—	0.2
+50 basis points	(0.1)	0.1
+100 basis points	(0.5)	—
Rate slope shock:
-25 basis points (flattening)	—	—
+25 basis points (steepening)	—	—

	For the Three Months Ended March 31, 2013
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.0	$—	$—
Minimum	(0.3)	—	(0.1)
Maximum	0.5	—	0.2
Standard deviation	0.2	—	0.1

	For the Three Months Ended March 31, 2012
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$—
Minimum	(0.9)	—	—
Maximum	0.4	0.1	0.2
Standard deviation	0.3	—	0.1
__________

(1)	Computed based on changes in LIBOR swap rates.
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

From March 31, 2013 to December 31, 2012, as displayed below in Table 52, debt issuance hedged a majority of the interest rate risk associated with our mortgage-related securities and loans. As displayed in Table 51, derivatives were also used to maintain a low interest rate risk exposure as the average duration gap was zero months.
Table 52: Derivative Impact on Interest Rate Risk (50 Basis Points)

	As of
	March 31, 2013	December 31, 2012
	(Dollars in billions)
Before Derivatives	$0.1	$(0.5)
After Derivatives	(0.1)	0.1
Effect of Derivatives	(0.2)	0.6
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
In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2012 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets and other financial instruments. As of March 31, 2013, these sensitivities were relatively unchanged compared with December 31, 2012. The fair value of our trading financial instruments and our other financial instruments as of March 31, 2013 and December 31, 2012 can be found in “Note 16, Fair Value.”
Liquidity Risk Management
See “Liquidity and Capital Management—Liquidity Management” for a discussion on how we manage liquidity risk.
Operational Risk Management
See “Risk Management—Operational Risk Management” in our 2012 Form 10-K for more information on our framework for managing operational risk.

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
Among the forward-looking statements in this report are statements relating to:

•	Our expectation that, although our earnings will vary from quarter to quarter, our annual earnings will remain strong over the next few years and we will remain profitable for the foreseeable future;

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $59.4 billion in the second quarter of 2013;

•
Our expectation that the single-family loans we have acquired since the beginning of 2009, in the aggregate, will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them;

•
Our expectation, as a result of our having increased our guaranty fees in 2012 on loans acquired after the increase, that we will benefit from receiving significantly more revenue from guaranty fees in future periods than we have in prior periods, even after we remit some of this revenue to Treasury as we are required to do under the TCCA;

•
Our expectation that the rising guaranty fee revenue we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will in a number of years become the primary source of our revenues;

•
Our expectation that, if current housing market conditions continue and if we are not required to sell more of our retained mortgage portfolio assets than we currently anticipate selling, revenues from guaranty fees will generally offset expected declines in the revenues we generate from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt funding of those assets;

•	Our expectation that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not be as high as the March 31, 2013 serious delinquency rates of loans in our legacy book of business;

•	Our expectation that the U.S. government will not reach the limit on its borrowing authority before the fall of 2013;

•	Our expectation that the housing market will continue to recover if the employment market continues to improve;

•	Our expectation that over 180,000 new multifamily units will be completed and become available this year, which could result in an over-supply of units in certain metropolitan areas;

•
Our expectation that, if the employment market does not continue to improve, future rent growth for multifamily properties is likely to slow and multifamily vacancy rates are likely to increase, particularly in state and local economies that are affected by sequestration cuts;

•
Our expectation that improvements in the credit quality of our loan acquisitions since 2009 and increases in our charged guaranty fees on recently acquired loans will benefit our results for years to come, especially because these loans have relatively low interest rates, making them less likely to be refinanced than loans with higher interest rates;

•
Our expectation that, in compliance with our dividend obligation to Treasury, we will retain only a limited amount of any future earnings we have because we must pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

•	Our expectation that the amount of dividends we pay Treasury will ultimately exceed the amounts we have drawn;

•
Our expectation that single-family mortgage loan delinquency and severity rates will continue their downward trend, but that single-family delinquency, default and severity rates will remain high compared with pre-housing crisis levels;

•	Our expectation that certain local multifamily markets and rental properties will continue to exhibit weak fundamentals, despite multifamily sector improvement at the national level;

•
Our expectation that multifamily foreclosures for 2013 overall will remain generally commensurate with 2012 levels, although conditions may worsen if the unemployment rate increases on either a national or regional basis;

•	Our forecast that total originations in the U.S. single-family mortgage market in 2013 will decrease from 2012 levels by approximately 15% from an estimated $1.92 trillion to $1.63 trillion;

•
Our forecast, which is based on our expectation that mortgage rates will rise later this year, that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.40 trillion in 2012 to $1.01 trillion in 2013;

•	Our expectation that home prices may increase on a national basis overall in 2013, if current market trends continue, although home price growth may not continue at 2012 levels;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•	Our expectation that our credit losses will remain elevated in 2013 relative to pre-housing crisis levels;

•	Our expectation that, to the extent the slow pace of foreclosures continues in 2013, our realization of some credit losses will be delayed;

•	Our belief that our total loss reserves peaked at $76.9 billion as of December 31, 2011;

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

•
Our expectation that revenues generated from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt funding of those assets will decrease as we reduce the size of our retained mortgage portfolio;

•	Our expectation that any future increases in guaranty fees will likely further increase our guaranty fee revenue;

•
Our expectation that our credit losses will decrease as a result of the higher credit quality of our new book of business, the decrease in our legacy book and anticipated positive home price growth, which reduces the level of defaults we expect on our new book of business and our legacy book and lowers severity at the time of charge-off;

•	Our expectation that uncertainty regarding the future of our company will continue;

•
Our expectation that Congress will continue consideration of housing finance reform in the current congressional session, including hearings on GSE reform, and the consideration of legislation that may alter the housing finance reform system or the activities or operations of the GSEs;

•	Our conclusion that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized;

•	Our belief that our capital loss carryforwards will expire unused;

•	Our expectation that we will utilize all of our net operating loss carryforwards within the next few years;

•
Our expectation that the portion of our remaining deferred tax asset valuation allowance not related to capital loss carryforwards will be reduced against income before federal income taxes throughout the remaining quarters of 2013 until that amount is reduced to zero as of December 31, 2013;

•
Our expectation of high levels of period-to-period volatility in our results of operations and financial condition due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark to market through our earnings;

•
Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our belief that our liquidity contingency plan may be difficult or impossible to execute for a company of our size and circumstances;

•	Our expectation that we may use proceeds from our mortgage assets to pay our debt obligations;

•	Our belief that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding;

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

•
Our expectation that if interest rates remain low, we will continue to acquire a high volume of refinancings under HARP for the program’s duration or until there is no longer a large population of borrowers with high LTV loans who are willing to refinance and would benefit from refinancing;

•	Our expectation that we will acquire many refinancings with LTV ratios greater than 125%;

•
Our expectation that our acquisitions of Alt-A mortgage loans (which are limited to refinancings of existing Fannie Mae loans) will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•	Our expectation that the slow pace of foreclosures will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses (income);

•	Our expectation that the number of our single-family loans in our legacy book of business that are seriously delinquent will remain well above pre-2008 levels for years;

•	Our expectation that we may be unable to recover on all outstanding loan repurchase obligations resulting from mortgage sellers/servicers’ breaches of contractual obligations;

•
Our expectation that, by the end of 2013, we will complete loan reviews for potential underwriting defects on all of the loans we acquired between 2005 and 2008 through our standard whole loan and MBS acquisitions that we currently intend to review;

•
Our expectation that, with the implementation of our new representation and warranty framework, a greater proportion of repurchase requests in the future may be issued on performing loans, as compared with our currently outstanding repurchase requests, the substantial majority of which relate to loans that are either nonperforming or have been foreclosed upon;

•	Our belief that the financial condition of some of our primary mortgage insurer counterparties continues to improve;

•
Our belief, based on the stressed financial condition of our non-governmental financial guarantor counterparties, that all but one of these counterparties may not be able to fully meet their obligations to us in the future;

•
Our expectation, given the stressed financial condition of some of our single-family lenders, that in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with the lender; and

•
Our expectation that, depending on the financial strength of a single-family lender with whom we have a risk sharing arrangement, we may require the lender to pledge collateral to secure its recourse obligations.

Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; our future guaranty fee pricing; challenges we face in retaining and hiring qualified employees; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; further disruptions in the housing and credit markets; defaults by one or more institutional counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; guidance by the Financial Accounting Standards Board (“FASB”); operational control weaknesses; our reliance on models; the level and volatility of interest rates and credit spreads; changes in the structure and regulation of the financial services industry; natural or other disasters; and those factors described in “Risk Factors” in this report and in our 2012 Form 10‑K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations” in this report.
Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in our 2012 Form 10‑K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$23,413	$21,117
Restricted cash (includes $51,847 and $61,976, respectively, related to consolidated trusts)	57,231	67,919
Federal funds sold and securities purchased under agreements to resell or similar arrangements	79,350	32,500
Investments in securities:
Trading, at fair value	52,391	40,695
Available-for-sale, at fair value (includes $762 and $935, respectively, related to consolidated trusts)	60,329	63,181
Total investments in securities	112,720	103,876
Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $104 and $72, respectively, related to consolidated trusts)	455	464
Loans held for investment, at amortized cost:
Of Fannie Mae	336,585	355,544
Of consolidated trusts (includes $12,602 and $10,800, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $859 and $943, respectively)	2,678,057	2,652,193
Total loans held for investment	3,014,642	3,007,737
Allowance for loan losses	(56,461)	(58,795)
Total loans held for investment, net of allowance	2,958,181	2,948,942
Total mortgage loans	2,958,636	2,949,406
Accrued interest receivable, net (includes $7,801 and $7,567, respectively, related to consolidated trusts)	9,160	9,176
Acquired property, net	10,149	10,489
Deferred tax assets, net	49,738	—
Other assets (includes cash pledged as collateral of $1,289 and $1,222, respectively)	20,278	27,939
Total assets	$3,320,675	$3,222,422
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,435 and $8,645, respectively, related to consolidated trusts)	$11,163	$11,303
Federal funds purchased and securities sold under agreements to repurchase	218	—
Debt:
Of Fannie Mae (includes $770 and $793, respectively, at fair value)	630,260	615,864
Of consolidated trusts (includes $13,345 and $11,647, respectively, at fair value)	2,602,283	2,573,653
Other liabilities (includes $406 and $1,059, respectively, related to consolidated trusts)	14,383	14,378
Total liabilities	3,258,307	3,215,198
Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding, respectively	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, respectively, 1,158,077,970 shares outstanding, respectively	687	687
Accumulated deficit	(68,276)	(122,766)
Accumulated other comprehensive income	1,038	384
Treasury stock, at cost, 150,684,733 shares, respectively	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	62,327	7,183
Noncontrolling interest	41	41
Total equity (See Note 1: Impact of U.S. Government Support and Earnings (Loss) per Share for information on our dividend obligation to Treasury)	62,368	7,224
Total liabilities and equity	$3,320,675	$3,222,422

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three
	Months Ended
	March 31,
	2013	2012
Interest income:
Trading securities	$226	$449
Available-for-sale securities	673	727
Mortgage loans (includes $25,394 and $29,001, respectively, related to consolidated trusts)	29,224	32,570
Other	57	38
Total interest income	30,180	33,784
Interest expense:
Short-term debt	43	42
Long-term debt (includes $21,158 and $25,360, respectively, related to consolidated trusts)	23,833	28,545
Total interest expense	23,876	28,587
Net interest income	6,304	5,197
Benefit (provision) for credit losses	957	(2,000)
Net interest income after benefit (provision) for credit losses	7,261	3,197
Investment gains, net	118	116
Net other-than-temporary impairments	(9)	(64)
Fair value gains, net	834	283
Debt extinguishment losses, net	(23)	(34)
Fee and other income	568	375
Non-interest income	1,488	676
Administrative expenses:
Salaries and employee benefits	317	306
Professional services	223	168
Occupancy expenses	46	43
Other administrative expenses	55	47
Total administrative expenses	641	564
Foreclosed property (income) expense	(260)	339
Other expenses	254	252
Total expenses	635	1,155
Income before federal income taxes	8,114	2,718
Benefit for federal income taxes	50,571	—
Net income	58,685	2,718
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	648	355
Other	6	7
Total other comprehensive income	654	362
Total comprehensive income	59,339	3,080
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	1
Total comprehensive income attributable to Fannie Mae	$59,339	$3,081
Net income	$58,685	$2,718
Less: Net loss attributable to noncontrolling interest	—	1
Net income attributable to Fannie Mae	58,685	2,719
Dividends distributed or available for distribution to senior preferred stockholder	(59,368)	(2,817)
Net loss attributable to common stockholders (Note 11)	$(683)	$(98)
Loss per share—Basic and Diluted	$(0.12)	$(0.02)
Weighted-average common shares outstanding—Basic and Diluted	5,762	5,761

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(6,420)	$(114)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(2,021)	(226)
Proceeds from maturities and paydowns of trading securities held for investment	659	756
Proceeds from sales of trading securities held for investment	781	413
Purchases of available-for-sale securities	—	(9)
Proceeds from maturities and paydowns of available-for-sale securities	2,689	2,929
Proceeds from sales of available-for-sale securities	270	401
Purchases of loans held for investment	(60,504)	(38,276)
Proceeds from repayments of loans held for investment of Fannie Mae	18,470	6,856
Proceeds from repayments of loans held for investment of consolidated trusts	201,345	174,954
Net change in restricted cash	10,688	(5,124)
Advances to lenders	(38,471)	(26,131)
Proceeds from disposition of acquired property and preforeclosure sales	13,057	10,195
Net change in federal funds sold and securities purchased under agreements to resell or similar agreements	(46,850)	31,000
Other, net	7	(208)
Net cash provided by investing activities	100,120	157,530
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	155,561	167,848
Payments to redeem debt of Fannie Mae	(141,422)	(214,701)
Proceeds from issuance of debt of consolidated trusts	122,408	80,933
Payments to redeem debt of consolidated trusts	(223,943)	(188,730)
Payments of cash dividends on senior preferred stock to Treasury	(4,224)	(2,819)
Proceeds from senior preferred stock purchase agreement with Treasury	—	4,571
Other, net	216	(8)
Net cash used in financing activities	(91,404)	(152,906)
Net increase in cash and cash equivalents	2,296	4,510
Cash and cash equivalents at beginning of period	21,117	17,539
Cash and cash equivalents at end of period	$23,413	$22,049
Cash paid during the period for interest	$27,824	$30,590

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
The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae mortgage-backed securities (“MBS”) trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of Fannie Mae. As of May 9, 2013, FHFA has not exercised this power.
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
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $88.3 billion as of March 31, 2013 and $141.2 billion as of December 31, 2012.
Under the terms of the senior preferred stock purchase agreement, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $59.4 billion by June 30, 2013. Accordingly, our deficiency of core capital over statutory minimum capital on a pro forma basis as of March 31, 2013, adjusted for the dividend to be paid by June 30, 2013, is $147.7 billion.
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
Impact of U.S. Government Support
We continue to rely on support of Treasury to eliminate any net worth deficits we may experience in the future, which would otherwise trigger our being placed into receivership. Based on consideration of all the relevant conditions and events affecting our operations, including our reliance on the U.S. government, we continue to operate as a going concern and in accordance with our delegation of authority from FHFA.
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2013. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion as of March 31, 2013.
In 2009, the maximum amount of Treasury’s funding commitment to us under the senior preferred stock purchase agreement was increased pursuant to an amendment to the agreement. The amendment provided that the $200 billion maximum amount of the commitment from Treasury would increase as necessary to accommodate any net worth deficiencies attributable to periods during 2010, 2011 and 2012. The amendment further provided that, to the extent we had a positive net worth as of December 31, 2012, the amount of funding available under the agreement would be reduced in accordance with a formula provided in the agreement.
As a result of our $7.2 billion positive net worth as of December 31, 2012, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion, which was calculated by subtracting our cumulative draws under the agreement for periods through December 31, 2009 ($75.2 billion), as well as our positive net worth as of December 31, 2012 ($7.2 billion), from the $200 billion maximum funding amount under the agreement.
In August 2012, we, through FHFA acting on our behalf in its capacity as conservator, entered into an amendment to the senior preferred stock purchase agreement with Treasury. The amendment included, among other things, the following revision:

•
Dividends. The method for calculating the amount of dividends we are required to pay Treasury on the senior preferred stock changed as of January 1, 2013. The method for calculating the amount of dividends payable on the senior preferred stock in effect prior to this amendment, which remained in effect through December 31, 2012, was to apply an annual dividend rate of 10% to the aggregate liquidation preference of the senior preferred stock. Effective January 1, 2013, when, as and if declared, the amount of dividends payable on the senior preferred stock for a dividend period will be determined based on our net worth as of the end of the immediately preceding fiscal quarter. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. If our net worth does not exceed the applicable capital reserve amount as of the end of a fiscal quarter, then no dividend amount will accrue or be payable for the applicable dividend period. The capital reserve amount will be $3.0 billion for 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period thereafter, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

During the three months ended March 31, 2013, our first quarter dividend of $4.2 billion was declared by FHFA and paid by us on March 29, 2013 to Treasury. Based on the terms of the amended senior preferred stock purchase agreement with Treasury, we expect to pay Treasury a dividend of $59.4 billion by June 30, 2013. Accordingly, our net worth, on a pro forma basis as of March 31, 2013, adjusted for the dividend to be paid by June 30, 2013, is $3.0 billion.
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
We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity,

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

financial condition and results of operations. In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three months ended March 31, 2013 may not necessarily be indicative of the results for the year ending December 31, 2013. The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2013 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), filed with the SEC on April 2, 2013.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2013, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. Our administrative expenses were reduced by $26 million and $22 million for the three months ended March 31, 2013 and 2012, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
Under the temporary credit and liquidity facilities (“TCLF”) program, we had $1.4 billion and $1.6 billion outstanding, which include principal and interest, of standby credit and liquidity support as of March 31, 2013 and December 31, 2012, respectively. Under the new issue bond (“NIB”) program, we had $5.8 billion and $6.1 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of March 31, 2013 and December 31, 2012, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of March 31, 2013, there had been no losses of principal or interest under the TCLF program or the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “Other expenses,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $186 million in other expenses relating to TCCA-related guaranty fees during the three months ended March 31, 2013 which have not been remitted to Treasury as of March 31, 2013. During the three months ended March 31, 2013, we have remitted TCCA-related guaranty fees of $134 million to Treasury for our obligations as of December 31, 2012.
FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of March 31, 2013 and December 31, 2012, we held Freddie Mac mortgage-related securities with a fair value of $12.0 billion and $12.2 billion, respectively, and accrued interest receivable of $48 million and $51 million, respectively. We recognized interest income on these securities held by us of $111 million and $153 million for the three months ended March 31, 2013 and 2012, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

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
As of March 31, 2013, we have concluded that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized. As a result, we have released the valuation allowance on our deferred tax assets, but retained $491 million of the valuation allowance that pertains to our capital loss carryforwards. This conclusion was based upon the significance of the positive evidence of our ability to generate sufficient taxable income and utilize our net operating loss carryforwards. The release of the valuation allowance resulted in the recognition of $50.6 billion in our benefit for income taxes in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013. See “Note 10, Income Taxes,” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets.
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings (loss) with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). We include in the denominator of our basic EPS computation the weighted-average number of shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury. Diluted EPS includes all the components of basic EPS, plus the dilutive effect of common stock equivalents such as convertible securities and stock options, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. The calculation of income available to common stockholders and earnings per share is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. However, as a result of our conservatorship status and the terms of the senior preferred stock purchase agreement, no amounts will be available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock).
Employee Retirement Benefits
We sponsor defined benefit plans for our employees that include qualified and nonqualified noncontributory plans. Pension plan benefits are based on years of credited service and a percentage of eligible compensation. In 2007, the defined benefit pension plans were amended to cease benefits accruals for employees that did not meet certain criteria to be grandfathered under the plan and to vest those employees in their frozen accruals. Effective June 30, 2013, the defined benefit pension plans will be further amended to cease benefit accruals for all employees.
Adoption of New Accounting Guidance
Effective January 1, 2013, we retrospectively adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on additional disclosures about derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset on the balance sheet or subject to a master netting arrangement or similar agreement. The additional disclosures about these instruments are intended to enable investors to understand the effect or potential effect of those arrangements on the company’s financial positions. The required disclosures will enhance comparability between companies that prepare their financial statements in accordance with GAAP and those that follow international financial reporting standards. The updated guidance does not change existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements; however, it required us to expand our disclosures. See “Note 15, Netting Arrangements,” for additional information regarding the impact upon adoption of this guidance.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Effective January 1, 2013, we prospectively adopted guidance issued by FASB related to disclosing amounts that have been reclassified out of Accumulated Other Comprehensive Income (“AOCI”). The new guidance does not change the current requirements for reporting or measuring net income or other comprehensive income in the financial statements. However, the new guidance does require entities to present information about amounts reclassified out of AOCI during the period and their corresponding effect on net income by specific line item. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements; however, it required us to expand our AOCI disclosures. See “Note 13, Equity,” for additional information regarding the disclosures required upon adoption of this guidance.
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
As of March 31, 2013, we consolidated certain VIEs that were not consolidated as of December 31, 2012, generally due to increases in the amount of the certificates issued by the entity that are held in our portfolio (for example, when we hold a substantial portion of the securities issued by Fannie Mae multi-class resecuritization trusts). As a result of consolidating these entities, which had combined total assets of $973 million in unpaid principal balance as of March 31, 2013, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value. As of March 31, 2013, there were no VIEs that were deconsolidated that had been consolidated as of December 31, 2012.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts, as well as other investment entities. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage backed-trusts as of March 31, 2013 and December 31, 2012, as well as our maximum exposure to loss and the total assets of those unconsolidated mortgage backed-trusts.

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Available-for-sale securities(1)	$54,616	$57,004
Trading securities(1)	23,947	22,706
Other assets	137	145
Other liabilities	(1,436)	(1,449)
Net carrying amount	$77,264	$78,406
Maximum exposure to loss(1)(2)	$85,533	$87,397
Total assets of unconsolidated mortgage-backed trusts(1)	$585,532	$645,332
__________

(1)	Contains securities recognized in our condensed consolidated balance sheets due to consolidation of certain multi-class resecuritization trusts.

(2)
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Additionally, our maximum exposure to loss related to our involvement with limited partnership investments was $113 million and $118 million as of March 31, 2013 and December 31, 2012, respectively. The total assets of these unconsolidated limited partnership investments were $11.6 billion and $11.7 billion as of March 31, 2013 and December 31, 2012, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended March 31, 2013 and 2012, the unpaid principal balance of portfolio securitizations was $69.4 billion and $41.7 billion, respectively.
The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts as of March 31, 2013 and December 31, 2012.

	Fannie Mae Single-class MBS & Fannie Mae Megas		REMICS & SMBS(1)
	(Dollars in millions)
As of March 31, 2013
Unpaid principal balance	$428		$8,030
Fair value	475		9,229
Weighted-average coupon	6.21%		5.51%
Weighted-average loan age	6.7	years	5.0	years
Weighted-average maturity	22.2	years	14.1	years

As of December 31, 2012
Unpaid principal balance	$456		$8,667
Fair value	504		9,818
Weighted-average coupon	6.20%		5.53%
Weighted-average loan age	6.4	years	4.6	years
Weighted-average maturity	22.5	years	15.0	years
__________

(1)	Consists of Real Estate Mortgage Investment Conduits (“REMICs”) and stripped mortgage-backed securities (“SMBS”).
For the three months ended March 31, 2013 and 2012, the principal and interest received on retained interests was $459 million and $694 million, respectively.
Managed Loans
We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that were delinquent as of March 31, 2013 and December 31, 2012.

	As of
	March 31, 2013		December 31, 2012
	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)
	(Dollars in millions)
Loans held for investment:
Of Fannie Mae	$350,959	$93,490	$370,354	$102,504
Of consolidated trusts	2,631,689	14,510	2,607,880	17,829
Loans held for sale	451	135	459	135
Securitized loans	2,262	—	2,272	4
Total loans managed	$2,985,361	$108,135	$2,980,965	$120,472

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

__________

(1)
Represents the unpaid principal balance of loans held for investment (“HFI”), loans held for sale (“HFS”) and securitized loans for which we are no longer accruing interest and loans 90 days or more delinquent which are continuing to accrue interest.

Qualifying Sales of Portfolio Securitizations
We consolidate the substantial majority of our single-class MBS trusts; therefore, these portfolio securitization transactions do not qualify for sale treatment. The assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales are reported in our condensed consolidated balance sheets.
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $176 million and $133 million for the three months ended March 31, 2013 and 2012, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our condensed consolidated financial statements.
Other Securitizations
We also completed other portfolio securitization transactions that did not qualify as sales during the three months ended March 31, 2012 and were accounted for as secured borrowings. Proceeds from these transactions were $421 million and were recorded as long-term debt of Fannie Mae in our condensed consolidated balance sheet. As of March 31, 2013, the fair value of trading securities underlying these transactions was $166 million, and the unpaid principal balance of mortgage loans of consolidated trusts underlying these transactions was $189 million. The related assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS. We did not complete any securitizations of this type during the three months ended March 31, 2013.
3.  Mortgage Loans
The following table displays our mortgage loans as of March 31, 2013 and December 31, 2012.

	As of
	March 31, 2013			December 31, 2012
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$297,066	$2,498,297	$2,795,363	$309,277	$2,480,999	$2,790,276
Multifamily	54,239	133,497	187,736	61,464	126,953	188,417
Total unpaid principal balance of mortgage loans	351,305	2,631,794	2,983,099	370,741	2,607,952	2,978,693
Cost basis and fair value adjustments, net	(14,369)	46,367	31,998	(14,805)	44,313	29,508
Allowance for loan losses for loans held for investment	(49,553)	(6,908)	(56,461)	(50,519)	(8,276)	(58,795)
Total mortgage loans	$287,383	$2,671,253	$2,958,636	$305,417	$2,643,989	$2,949,406
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
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$34,276	$10,678	$61,396	$106,350	$2,456,907	$2,563,257	$104	$71,918
Government(4)	74	31	339	444	50,152	50,596	339	—
Alt-A	5,477	1,948	20,056	27,481	116,657	144,138	16	21,977
Other(5)	2,344	813	7,519	10,676	53,546	64,222	36	8,244
Total single-family	42,171	13,470	89,310	144,951	2,677,262	2,822,213	495	102,139
Multifamily(6)	140	NA	822	962	189,260	190,222	1	2,609
Total	$42,311	$13,470	$90,132	$145,913	$2,866,522	$3,012,435	$496	$104,748

	As of December 31, 2012(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest(7)	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$39,043	$13,513	$67,737	$120,293	$2,424,022	$2,544,315	$2,162	$78,822
Government(4)	82	40	340	462	50,408	50,870	340	—
Alt-A	6,009	2,417	22,181	30,607	121,099	151,706	502	24,048
Other(5)	2,613	1,053	8,527	12,193	57,336	69,529	297	9,209
Total single-family	47,747	17,023	98,785	163,555	2,652,865	2,816,420	3,301	112,079
Multifamily(6)	178	NA	428	606	190,445	191,051	—	2,214
Total	$47,925	$17,023	$99,213	$164,161	$2,843,310	$3,007,471	$3,301	$114,293
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(7)
Includes loans with a recorded investment of $2.8 billion, which were repurchased in January 2013 pursuant to our resolution agreement with Bank of America. These loans were returned to accrual status to reflect the change in our assessment of collectability resulting from this agreement.

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of March 31, 2013 and December 31, 2012. The single-family credit quality indicator is updated quarterly.

	As of
	March 31, 2013(1)(2)			December 31, 2012(1)(2)
	Primary (3)	Alt-A	Other (4)	Primary (3)	Alt-A	Other (4)
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(5)
Less than or equal to 80%	$1,740,861	$55,177	$21,416	$1,703,384	$57,419	$21,936
Greater than 80% and less than or equal to 90%	341,143	17,388	6,752	346,018	18,313	7,287
Greater than 90% and less than or equal to 100%	218,014	16,333	7,004	219,736	16,930	7,369
Greater than 100% and less than or equal to 110%	97,882	13,769	6,716	100,302	14,293	7,169
Greater than 110% and less than or equal to 120%	57,264	10,669	5,737	59,723	10,994	6,231
Greater than 120% and less than or equal to 125%	19,785	4,252	2,414	20,620	4,387	2,665
Greater than 125%	88,308	26,550	14,183	94,532	29,370	16,872
Total	$2,563,257	$144,138	$64,222	$2,544,315	$151,706	$69,529
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Excludes $50.6 billion and $50.9 billion as of March 31, 2013 and December 31, 2012, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV.

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

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of March 31, 2013 and December 31, 2012. The multifamily credit quality indicator is updated quarterly.

	As of
	March 31,	December 31,
	2013(1)	2012(1)
	(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Green	$160,438	$154,235
Yellow(3)	16,435	21,304
Orange	11,886	14,199
Red	1,463	1,313
Total	$190,222	$191,051
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(3)
Includes approximately $4.4 billion and $5.1 billion of unpaid principal balance as of March 31, 2013 and December 31, 2012, respectively, classified as yellow due to no available financial information.

Individually Impaired Loans
Individually impaired loans include troubled debt restructurings (“TDRs”), acquired credit-impaired loans, and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total recorded investment, unpaid principal balance, and related allowance as of March 31, 2013 and December 31, 2012 and interest income recognized and average recorded investment for the three months ended March 31, 2013 and 2012 for individually impaired loans.

	As of
	March 31, 2013				December 31, 2012
	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$133,620	$126,973	$28,492	$580	$132,754	$126,106	$28,610	$628
Government(3)	220	213	37	4	214	208	38	4
Alt-A	38,525	35,685	11,121	251	38,387	35,620	11,154	267
Other(4)	16,690	15,920	4,631	79	16,873	16,114	4,743	86
Total single-family	189,055	178,791	44,281	914	188,228	178,048	44,545	985
Multifamily	2,716	2,740	505	16	2,449	2,471	489	13
Total individually impaired loans with related allowance recorded	191,771	181,531	44,786	930	190,677	180,519	45,034	998

With no related allowance recorded:(5)
Single-family:
Primary(2)	11,739	9,719	—	—	16,222	13,901	—	—
Government(3)	109	110	—	—	104	104	—	—
Alt-A	2,880	1,857	—	—	3,994	2,822	—	—
Other(4)	800	596	—	—	1,218	977	—	—
Total single-family	15,528	12,282	—	—	21,538	17,804	—	—
Multifamily	1,289	1,303	—	—	2,056	2,068	—	—
Total individually impaired loans with no related allowance recorded	16,817	13,585	—	—	23,594	19,872	—	—
Total individually impaired loans(6)	$208,588	$195,116	$44,786	$930	$214,271	$200,391	$45,034	$998

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31,
	2013			2012
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$125,968	$1,102	$173	$109,970	$973	$173
Government(3)	208	3	—	260	3	—
Alt-A	35,534	277	39	31,509	253	39
Other(4)	15,984	109	14	15,255	110	18
Total single-family	177,694	1,491	226	156,994	1,339	230
Multifamily	2,607	31	—	2,673	31	—
Total individually impaired loans with related allowance recorded	180,301	1,522	226	159,667	1,370	230

With no related allowance recorded:(5)
Single-family:
Primary(2)	10,830	641	59	6,608	184	54
Government(3)	109	2	—	20	2	—
Alt-A	2,078	175	10	1,558	51	15
Other(4)	662	63	5	374	19	7
Total single-family	13,679	881	74	8,560	256	76
Multifamily	1,686	22	1	1,714	21	1
Total individually impaired loans with no related allowance recorded	15,365	903	75	10,274	277	77
Total individually impaired loans(6)	$195,666	$2,425	$301	$169,941	$1,647	$307
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)
Includes single-family loans restructured in a TDR with a recorded investment of $189.2 billion and $193.4 billion as of March 31, 2013 and December 31, 2012, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $1.1 billion as of March 31, 2013 and December 31, 2012.

(7)
Total single-family interest income recognized of $2.4 billion and $1.6 billion for the three months ended March 31, 2013 and 2012, respectively, consists of $1.4 billion and $1.2 billion of contractual interest and $941 million and $387 million of effective yield adjustments.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended March 31, 2013 and 2012, the average term extension of a single-family modified loan was 148 and 128 months, respectively, and the average interest rate reduction was 1.81 and 2.28 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	38,251	$5,644	26,884	$4,587
Government(3)	90	11	110	14
Alt-A	7,110	1,223	4,645	967
Other(4)	2,057	452	1,660	409
Total single-family	47,508	7,330	33,299	5,977
Multifamily	8	33	13	68
Total troubled debt restructurings	47,516	$7,363	33,312	$6,045
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
The following table displays the number of loans and recorded investment in loans that had a payment default for the three months ended March 31, 2013 and 2012 and were modified in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale, single-family loans with completed modifications that are two or more months delinquent during the period or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended March 31,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	12,060	$1,867	11,872	$2,074
Government(3)	29	4	50	10
Alt-A	2,672	484	2,243	466
Other(4)	823	185	1,195	288
Total single-family	15,584	2,540	15,360	2,838
Multifamily	3	15	1	2
Total TDRs that subsequently defaulted	15,587	$2,555	15,361	$2,840

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
We aggregate single-family HFI loans that are not individually impaired based on similar risk characteristics, for purposes of estimating incurred credit losses and establishing a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate. We base our allowance and reserve methodology on historical events and trends, such as loss severity (in event of default), default rates, and recoveries from mortgage insurance contracts and other credit enhancements. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays changes in single-family, multifamily and total allowance for loan losses for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013			2012
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$49,848	$7,839	$57,687	$56,294	$14,339	$70,633
(Benefit) provision for loan losses(1)	(436)	(403)	(839)	1,400	620	2,020
Charge-offs(2)	(2,670)	(49)	(2,719)	(4,404)	(263)	(4,667)
Recoveries	1,027	245	1,272	421	65	486
Transfers(3)	1,123	(1,123)	—	2,193	(2,193)	—
Other(4)	75	25	100	204	62	266
Ending balance	$48,967	$6,534	$55,501	$56,108	$12,630	$68,738
Multifamily allowance for loan losses:
Beginning balance	$671	$437	$1,108	$1,015	$508	$1,523
(Benefit) provision for loan losses(1)	(91)	(54)	(145)	(17)	(23)	(40)
Charge-offs(2)	(1)	—	(1)	(129)	—	(129)
Transfers(3)	9	(9)	—	8	(8)	—
Other(4)	(2)	—	(2)	16	1	17
Ending balance	$586	$374	$960	$893	$478	$1,371
Total allowance for loan losses:
Beginning balance	$50,519	$8,276	$58,795	$57,309	$14,847	$72,156
(Benefit) provision for loan losses(1)	(527)	(457)	(984)	1,383	597	1,980
Charge-offs(2)(5)	(2,671)	(49)	(2,720)	(4,533)	(263)	(4,796)
Recoveries	1,027	245	1,272	421	65	486
Transfers(3)	1,132	(1,132)	—	2,201	(2,201)	—
Other(4)	73	25	98	220	63	283
Ending balance	$49,553	$6,908	$56,461	$57,001	$13,108	$70,109
__________

(1)	(Benefit) provision for loan losses is included in benefit (provision) for credit losses in our condensed consolidated statements of operations and comprehensive income.

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

(5)	Total charge-offs include accrued interest of $115 million and $273 million for the three months ended March 31, 2013 and 2012, respectively.
As of March 31, 2013, the allowance for accrued interest receivable for loans of Fannie Mae was $1.4 billion and for loans of consolidated trusts was $168 million. As of December 31, 2012, the allowance for accrued interest receivable for loans of Fannie Mae was $1.5 billion and for loans of consolidated trusts was $192 million.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of March 31, 2013 and December 31, 2012.

	As of
	March 31, 2013			December 31, 2012
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$44,281	$505	$44,786	$44,545	$489	$45,034
Collectively reserved loans	11,220	455	11,675	13,142	619	13,761
Total allowance for loan losses	$55,501	$960	$56,461	$57,687	$1,108	$58,795

Recorded investment in loans by segment:(2)
Individually impaired loans(1)	$191,073	$4,043	$195,116	$195,852	$4,539	$200,391
Collectively reserved loans	2,631,140	186,179	2,817,319	2,620,568	186,512	2,807,080
Total recorded investment in loans	$2,822,213	$190,222	$3,012,435	$2,816,420	$191,051	$3,007,471
__________

(1)	Includes acquired credit-impaired loans.

(2)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities as of March 31, 2013 and December 31, 2012.

	As of
	March 31,	December 31,
	2013	2012
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$6,432	$6,248
Freddie Mac	3,375	2,793
Ginnie Mae	679	437
Alt-A private-label securities	1,457	1,330
Subprime private-label securities	1,446	1,319
CMBS	9,817	9,826
Mortgage revenue bonds	661	675
Other mortgage-related securities	118	117
Total mortgage-related securities	23,985	22,745
U.S. Treasury securities	28,406	17,950
Total trading securities	$52,391	$40,695

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses for the three months ended March 31, 2013 and 2012.

	For the Three
	Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Net trading gains (losses):
Mortgage-related securities	$391	$296
Non-mortgage-related securities(1)	5	(12)
Total	$396	$284
Net trading gains (losses) recorded in the period related to securities still held at period end:
Mortgage-related securities	$392	$331
Non-mortgage-related securities(1)	5	(12)
Total	$397	$319
__________
s

(1)	Consists of U.S. Treasury securities for the three months ended March 31, 2013 and U.S. Treasury securities and asset-backed securities for the three months ended March 31, 2012.
Available-for-Sale Securities
We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses recorded net of tax as a component of “Other comprehensive income” and we record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three months ended March 31, 2013 and 2012.

	For the Three
	Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Gross realized gains	$9	$18
Gross realized losses	4	9
Total proceeds(1)	94	268
__________
s

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$8,015	$740	$—	$(8)	$8,747
Freddie Mac	7,970	662	—	—	8,632
Ginnie Mae	609	100	—	—	709
Alt-A private-label securities	10,968	620	(412)	(50)	11,126
Subprime private-label securities	7,882	477	(356)	(135)	7,868
CMBS(4)	11,910	883	—	(6)	12,787
Mortgage revenue bonds	7,325	138	(49)	(59)	7,355
Other mortgage-related securities	3,238	124	(27)	(230)	3,105
Total	$57,917	$3,744	$(844)	$(488)	$60,329

	As of December 31, 2012
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$9,580	$871	$—	$(16)	$10,435
Freddie Mac	8,652	728	—	—	9,380
Ginnie Mae	645	106	—	—	751
Alt-A private-label securities	11,356	452	(637)	(96)	11,075
Subprime private-label securities	8,137	217	(669)	(238)	7,447
CMBS(4)	12,284	824	—	(11)	13,097
Mortgage revenue bonds	7,782	157	(45)	(52)	7,842
Other mortgage-related securities	3,330	109	(18)	(267)	3,154
Total	$61,766	$3,464	$(1,369)	$(680)	$63,181
__________
s

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments (“OTTI”) recognized in our condensed consolidated statements of operations and comprehensive income.

(2)
Represents the noncredit component of other-than-temporary impairments losses recorded in “Accumulated other comprehensive income” as well as cumulative changes in fair value of securities for which we previously recognized the credit component of other-than-temporary impairments.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $475 million and $527 million as of March 31, 2013 and December 31, 2012, respectively, of increases to the carrying amount from previous fair value hedge accounting.
The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of March 31, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2013
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$67	$(7)	$303
Alt-A private-label securities	(8)	671	(454)	3,601
Subprime private-label securities	(7)	198	(484)	4,218
CMBS	—	—	(6)	191
Mortgage revenue bonds	(5)	266	(103)	1,187
Other mortgage-related securities	—	—	(257)	1,540
Total	$(21)	$1,202	$(1,311)	$11,040

	As of December 31, 2012
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$599	$(11)	$372
Alt-A private-label securities	(18)	541	(715)	4,465
Subprime private-label securities	(14)	243	(893)	5,058
CMBS	—	—	(11)	240
Mortgage revenue bonds	(3)	127	(94)	1,198
Other mortgage-related securities	(3)	95	(282)	1,529
Total	$(43)	$1,605	$(2,006)	$12,862
Other-Than-Temporary Impairments
We recognize the credit component of other-than-temporary impairments of our debt securities in “Net other-than-temporary impairments” and the noncredit component in “Other comprehensive income” in our condensed consolidated statements of operations and comprehensive income for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.
The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. As of March 31, 2013, $1.3 billion of gross unrealized losses on AFS securities had existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of March 31, 2013 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive income.” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of March 31, 2013 that was 89% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.
The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Alt-A private-label securities	$4	$43
Subprime private-label securities	3	19
Other	2	2
Net other-than-temporary impairments	$9	$64
The following table displays activity related to the unrealized credit component on debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, a related unrealized noncredit component of $33 million and $16 million, respectively, was recognized in “Other comprehensive income.”

	For the Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Balance, beginning of period	$9,214	$8,915
Additions for the credit component on debt securities for which OTTI was not previously recognized	5	—
Additions for the credit component on debt securities for which OTTI was previously recognized	4	64
Reductions for securities no longer in portfolio at period end	(2)	—
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(85)	(109)
Balance, end of period	$9,136	$8,870
As of March 31, 2013, those debt securities with other-than-temporary impairment for which we recognized the credit component of other-than-temporary impairments in our condensed consolidated statements of operations and comprehensive income consisted predominantly of Alt-A and subprime private-label securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We have recorded other-than-temporary impairments for the three months ended March 31, 2013 based on this analysis. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or, if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.
The following table displays the modeled attributes, including default rates and severities, which are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall as of March 31, 2013. Assumption of voluntary prepayment rates is also an input to the present value of expected losses.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2013
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$1,348	$428	$2,702	$418	$1,886
Weighted average collateral default(1)	38.2%	33.7%	12.7%	23.4%	14.4%
Weighted average collateral severities(2)	66.9	58.5	51.8	51.2	45.1
Weighted average voluntary prepayment rates(3)	7.7	6.5	12.0	7.9	10.0
Average credit enhancement(4)	52.1	10.0	12.1	23.3	9.0
2005:
Unpaid principal balance	$126	$1,139	$978	$453	$1,993
Weighted average collateral default(1)	65.2%	46.1%	34.4%	41.4%	28.7%
Weighted average collateral severities(2)	70.7	63.7	61.1	59.7	52.1
Weighted average voluntary prepayment rates(3)	3.1	5.3	7.5	6.5	7.2
Average credit enhancement(4)	65.4	15.7	0.8	11.6	3.8
2006:
Unpaid principal balance	$10,313	$955	$450	$1,354	$1,386
Weighted average collateral default(1)	67.0%	59.5%	36.8%	46.5%	25.2%
Weighted average collateral severities(2)	72.9	63.7	63.6	59.8	52.3
Weighted average voluntary prepayment rates(3)	2.7	4.2	6.0	5.1	7.2
Average credit enhancement(4)	12.3	8.3	0.1	0.6	—
2007 & After:
Unpaid principal balance	$565	$—	$—	$—	$98
Weighted average collateral default(1)	62.3%	N/A	N/A	N/A	33.8%
Weighted average collateral severities(2)	61.5	N/A	N/A	N/A	53.1
Weighted average voluntary prepayment rates(3)	2.2	N/A	N/A	N/A	7.3
Average credit enhancement(4)	26.5	N/A	N/A	N/A	20.9
Total:
Unpaid principal balance	$12,352	$2,522	$4,130	$2,225	$5,363
Weighted average collateral default(1)	63.6%	49.1%	20.4%	41.1%	22.9%
Weighted average collateral severities(2)	71.7	62.8	55.3	58.2	49.7
Weighted average voluntary prepayment rates(3)	3.3	5.1	10.3	5.9	8.2
Average credit enhancement(4)	17.8	11.9	8.1	7.1	5.0
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of March 31, 2013. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of March 31, 2013
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$8,015	$8,747	$—	$—	$248	$263	$505	$536	$7,262	$7,948
Freddie Mac	7,970	8,632	—	—	90	95	771	824	7,109	7,713
Ginnie Mae	609	709	—	—	1	2	9	10	599	697
Alt-A private-label securities	10,968	11,126	—	—	14	14	152	155	10,802	10,957
Subprime private-label securities	7,882	7,868	—	—	—	—	—	—	7,882	7,868
CMBS	11,910	12,787	26	27	11,687	12,569	—	—	197	191
Mortgage revenue bonds	7,325	7,355	41	42	276	285	631	640	6,377	6,388
Other mortgage-related securities	3,238	3,105	—	—	—	6	43	42	3,195	3,057
Total	$57,917	$60,329	$67	$69	$12,316	$13,234	$2,111	$2,207	$43,423	$44,819
Accumulated Other Comprehensive Income
The following table displays our accumulated other comprehensive income by major categories as of March 31, 2013 and December 31, 2012.

	As of
	March 31,	December 31,
	2013	2012
	(Dollars in millions)
Net unrealized gains on available-for-sale securities for which we have not recorded OTTI, net of tax	$1,362	$1,399
Net unrealized gains (losses) on available-for-sale securities for which we have recorded OTTI, net of tax	220	(465)
Prior service cost and actuarial losses, net of amortization for defined benefit plans, net of tax	(515)	(505)
Other losses	(29)	(45)
Accumulated other comprehensive income	$1,038	$384
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
For those guarantees recognized in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $48.2 billion and $50.6 billion as of March 31, 2013 and December 31, 2012, respectively.
In addition, we had maximum potential exposure of $8.1 billion and $8.3 billion for other guarantees not recognized in our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of current accounting guidance on guaranty accounting.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheets was $13.0 billion and $13.3 billion as of March 31, 2013 and December 31, 2012, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $3.4 billion and $3.6 billion as of March 31, 2013 and December 31, 2012, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers see “Note 14, Concentrations of Credit Risk.”
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $1.5 billion and $1.8 billion as of March 31, 2013 and December 31, 2012, respectively.
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
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013(1)			As of December 31, 2012(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.54%	0.50%	3.33%	1.75%	0.63%	3.66%
Percentage of single-family conventional loans(4)	1.72	0.53	3.02	1.96	0.66	3.29

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	March 31, 2013(1)		December 31, 2012(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	13%	12.83%	13%	13.42%
Geographical distribution:
Arizona	2	1.85	2	2.14
California	19	1.46	19	1.69
Florida	6	9.36	6	10.06
Nevada	1	6.01	1	6.70
Select Midwest states(6)	10	3.17	10	3.51
All other states	62	2.65	62	2.85
Product distribution:
Alt-A	5	10.80	6	11.36
Subprime	*	19.49	*	20.60
Vintages:
2005	5	7.71	5	7.79
2006	5	11.96	5	12.15
2007	6	12.71	7	12.99
2008	4	6.67	5	6.63
All other vintages	80	1.25	78	1.36
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	13.14	1	14.76
__________

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of March 31, 2013 and December 31, 2012.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process, as of March 31, 2013 and December 31, 2012.

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

(6)	Consists of Illinois, Indiana, Michigan, and Ohio.

	As of
	March 31, 2013(1)(2)		December 31, 2012(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.07%	0.39%	0.23%	0.24%

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	March 31, 2013(1)		December 31, 2012(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original loan-to-value ratio:
Greater than 80%	4%	0.41%	4%	0.36%
Less than or equal to 80%	96	0.39	96	0.24
Original debt service coverage ratio:
Less than or equal to 1.10	7	1.75	8	0.22
Greater than 1.10	93	0.30	92	0.25
Current debt service coverage ratio less than 1.0(5)	5	3.73	5	2.11
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of March 31, 2013 and December 31, 2012 excluding loans that have been defeased.

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

7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in full satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held-for-sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property, net of the related valuation allowance, for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Beginning Balance, January 1	$10,489	$11,373
Additions	3,676	3,705
Disposals	(3,901)	(4,300)
Write-downs, net of recoveries	(115)	(159)
Ending Balance, March 31(1)	$10,149	$10,619
__________

(1)	Includes valuation allowance of $570 million and $790 million as of March 31, 2013 and 2012, respectively.
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of March 31, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	March 31, 2013		December 31, 2012
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$218	—%	$—	—%

Fixed-rate short-term debt:
Discount notes(3)	$114,815	0.14%	$104,730	0.15%
Foreign exchange discount notes(4)	470	1.57	503	1.61
Total short-term debt of Fannie Mae	115,285	0.15	105,233	0.16
Debt of consolidated trusts	3,009	0.14	3,483	0.15
Total short-term debt	$118,294	0.15%	$108,716	0.16%
__________

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

(2)	Securities sold under agreements to repurchase represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

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

Intraday Lines of Credit
We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $15.0 billion as of March 31, 2013 and December 31, 2012. We had no borrowings outstanding from these lines of credit and no unsecured uncommitted lines of credit as of March 31, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of March 31, 2013 and December 31, 2012.

	As of
	March 31, 2013			December 31, 2012
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2013 - 2030	$242,018	2.48%	2013 - 2030	$251,768	2.59%
Medium-term notes(2)	2013 - 2023	181,264	1.26	2013 - 2022	172,288	1.35
Foreign exchange notes and bonds	2021 - 2028	648	5.41	2021 - 2028	694	5.44
Other(3)(4)	2013 - 2038	40,525	4.90	2013 - 2038	40,819	4.99
Total senior fixed		464,455	2.22		465,569	2.35
Senior floating:
Medium-term notes(2)	2013 - 2019	44,056	0.24	2013 - 2019	38,633	0.27
Other(3)(4)	2020 - 2037	348	7.68	2020 - 2037	365	8.22
Total senior floating		44,404	0.28		38,998	0.33
Subordinated fixed:
Qualifying subordinated	2013 - 2014	2,523	5.00	2013 - 2014	2,522	5.00
Subordinated debentures(5)	2019	3,272	9.92	2019	3,197	9.92
Total subordinated fixed		5,795	7.78		5,719	7.75
Secured borrowings(6)	2021 - 2022	321	1.86	2021 - 2022	345	1.87
Total long-term debt of Fannie Mae(7)		514,975	2.12		510,631	2.25
Debt of consolidated trusts(4)	2013 - 2053	2,599,274	3.28	2013 - 2052	2,570,170	3.36
Total long-term debt		$3,114,249	3.09%		$3,080,801	3.18%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes long-term debt that is not included in other debt categories.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

(5)	Consists of subordinated debt issued with an interest deferral feature.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Reported amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $5.6 billion and $6.0 billion as of March 31, 2013 and December 31, 2012, respectively.

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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of March 31, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2013				As of December 31, 2012
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$32,285	$775	$226,697	$(15,712)	$19,450	$270	$239,017	$(18,237)
Receive-fixed	199,209	8,740	110,705	(572)	231,346	10,514	57,190	(200)
Basis	18,699	124	8,200	(1)	23,199	151	1,700	—
Foreign currency	577	149	539	(67)	686	193	509	(45)
Swaptions:
Pay-fixed	32,550	114	50,575	(300)	33,050	102	36,225	(184)
Receive-fixed	15,720	3,332	50,575	(2,209)	15,970	3,572	36,225	(2,279)
Other(1)	6,859	36	12	—	7,374	26	13	(1)
Total gross risk management derivatives	305,899	13,270	447,303	(18,861)	331,075	14,828	370,879	(20,946)
Accrued interest receivable (payable)	—	1,361	—	(1,494)	—	1,242	—	(1,508)
Netting adjustment(2)	—	(14,334)	—	19,911	—	(15,791)	—	22,046
Total net risk management derivatives	$305,899	$297	$447,303	$(444)	$331,075	$279	$370,879	$(408)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$8,981	$29	$4,432	$(12)	$12,360	$27	$5,232	$(8)
Forward contracts to purchase mortgage-related securities	38,738	154	9,761	(24)	34,545	103	12,557	(23)
Forward contracts to sell mortgage-related securities	15,553	39	72,213	(300)	18,886	26	75,477	(266)
Total mortgage commitment derivatives	$63,272	$222	$86,406	$(336)	$65,791	$156	$93,266	$(297)
Derivatives at fair value	$369,171	$519	$533,709	$(780)	$396,866	$435	$464,145	$(705)
__________

(1)
Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $5.6 billion and $6.3 billion as of March 31, 2013 and December 31, 2012, respectively. No cash collateral was received as of March 31, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt were to fall below established thresholds in our derivatives agreements, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of March 31, 2013 was $5.7 billion, for which we posted collateral of $5.6 billion in the normal course of business. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $145 million would have been required to be posted as collateral or immediately settle our positions based on the individual agreements and our fair value position as of March 31, 2013.
The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position as of December 31, 2012 was $6.4 billion, for which we posted collateral of $6.3 billion in the normal course of business. Had all of the credit risk-related contingency features underlying these agreements been triggered, an additional $159 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2012.
We record all derivative gains and losses, including accrued interest, in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three months ended March 31, 2013 and 2012.

	For the
	Three Months
	Ended March 31,
	2013	2012
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,392	$1,175
Receive-fixed	(928)	(918)
Basis	(17)	38
Foreign currency	(66)	1
Swaptions:
Pay-fixed	17	(22)
Receive-fixed	21	(94)
Other(1)	12	(1)
Total risk management derivatives fair value gains, net	431	179
Mortgage commitment derivatives fair value gains (losses), net	131	(205)
Total derivatives fair value gains (losses), net	$562	$(26)
__________

(1)	Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty at a higher cost, or we may be unable to find a suitable replacement. We manage our counterparty credit exposure mainly through master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty, and by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
See “Note 15, Netting Arrangements” for information on our rights to offset assets and liabilities as of March 31, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

10. Income Taxes
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
Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	the sustainability of recent profitability required to realize the deferred tax assets;

•	whether or not there are cumulative net losses in our consolidated statements of operations in recent years;

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years; and

•	the carryforward periods for net operating losses and tax credits.
After weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of March 31, 2013. Therefore, we concluded that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized. As a result, we have released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that will be released against income before federal income taxes for the remainder of the year. However, we will retain $491 million of the valuation allowance that pertains to our capital loss carryforwards, which we believe will expire unused. The release of the valuation allowance resulted in the recognition of $50.6 billion as a benefit for federal income taxes in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013.
The positive evidence that weighed in favor of releasing the allowance as of March 31, 2013 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	our profitability in 2012 and for the three months ended March 31, 2013 and our expectations regarding the sustainability of these profits;

•	our three-year cumulative income position as of March 31, 2013;

•	the strong credit profile of the loans we have acquired since 2009;

•	the significant size of our guaranty book of business and our contractual rights for future revenue from this book of business;

•	our taxable income for 2012 and our expectations regarding the likelihood of future taxable income; and

•	that our net operating loss carryforwards will not expire until 2030 through 2031 and we expect to utilize all of these carryforwards within the next few years.
As discussed in “Note 10, Income Taxes” in our 2012 Form 10-K, releasing all or a portion of the valuation allowance in any period after December 31, 2012 will not reduce the funding available to us under the senior preferred stock purchase agreement and therefore would not result in regulatory actions that would limit our business operations to ensure our safety and soundness. In addition, we transitioned from a three-year cumulative loss position over the three years ended December 31, 2012 to a three-year cumulative income position over the three years ended March 31, 2013. The change in these conditions during the three months ended March 31, 2013 removed negative evidence that supported maintaining the valuation allowance against our net deferred tax assets as of December 31, 2012. The balance of our net deferred tax assets was $49.7 billion as of March 31, 2013 compared with a net deferred tax liability of $509 million as of December 31, 2012.
We expect that the remaining valuation allowance not related to capital loss carryforwards will be reduced against income before federal income taxes throughout the remaining periods of 2013 until that amount is reduced to zero as of December

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

31, 2013. The timing of the reduction of this remaining valuation allowance will be determined by the timing of our estimated income recognition for 2013.
Income before federal income taxes recorded in the remainder of 2013 may be greater or less than our current estimate. If income before federal income taxes recorded for the remainder of 2013 is greater than our current estimate, we will recognize a provision for federal income taxes in subsequent periods of 2013. Conversely, if income before federal income taxes recorded for the remainder of 2013 is lower than our current estimate, we will recognize an additional benefit for income taxes in subsequent periods of 2013. Starting in 2014, we expect that our effective tax rate will approach the statutory tax rate.
11. Loss Per Share
The following table displays the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012
	(Dollars and shares in millions, except per share amounts)
Net income	$58,685	$2,718
Less: Net loss attributable to noncontrolling interest	—	1
Net income attributable to Fannie Mae	58,685	2,719
Dividends distributed or available for distribution to senior preferred stockholder(1)	(59,368)	(2,817)
Net loss attributable to common stockholders	$(683)	$(98)
Weighted-average common shares outstanding—Basic and Diluted(2)	5,762	5,761
Loss per share—Basic and Diluted	$(0.12)	$(0.02)
__________

(1)
Represents our required dividend payments to Treasury under the terms of the senior preferred stock purchase agreement, which are calculated based on our net worth as of March 31, 2013 less the applicable capital reserve amount of $3.0 billion for the three months ended March 31, 2013 and an annual dividend rate of 10% on the aggregate liquidation preference for the three months ended March 31, 2012.

(2)
Includes 4.6 billion for the three months ended March 31, 2013 and 2012 of weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2013.

In 2012, the terms of the senior preferred stock purchase agreement were amended to ultimately require the payment of our entire net worth to Treasury. We paid Treasury a senior preferred stock dividend on March 29, 2013 of $4.2 billion and will pay $59.4 billion by June 30, 2013, which will equal the excess of our net worth over a $3.0 billion capital reserve applicable in 2013 under the amended terms of our senior preferred stock purchase agreement.
Weighted-average stock options to purchase approximately 1 million and 3 million shares of common stock were outstanding for the three months ended March 31, 2013 and 2012, respectively, and were excluded from the computation of diluted EPS in the table above as they would have been anti-dilutive.
12. Segment Reporting
Our three reportable segments are: Single-Family, Multifamily and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. As a result of changes in our organizational structure in the second quarter of 2013, we are evaluating our segment reporting, and in the future, may change some of our management reporting and how we report our business segment results.
Under our segment reporting, the sum of the results for our three business segments does not equal our condensed consolidated statements of operations and comprehensive income, as we separate the activity related to our consolidated trusts from the results generated by our three segments. Our business segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision or benefit for federal income taxes. In addition, we allocate intracompany guaranty fee income as a charge from the Single-Family and

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Multifamily segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group. We also include an eliminations/adjustments category to reconcile our business segment financial results and the activity related to our consolidated trusts to net income in our condensed consolidated statements of operations and comprehensive income.
As of March 31, 2013, we released the valuation allowance for our deferred tax assets, except for the portion of the valuation allowance that pertains to our capital loss carryforwards. This resulted in a significant benefit for income taxes during the three months ended March 31, 2013. See “Note 10, Income Taxes” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets. The benefit for income taxes allocated to each business segment represents the release of the valuation allowance against deferred tax assets that primarily are directly attributable to that segment based on the nature of the item. For Single-Family, we attributed the benefit of the valuation allowance release against deferred tax assets primarily related to the allowance for loan losses and guaranty fee income. For Multifamily, we attributed the benefit of the valuation allowance release against deferred tax assets primarily related to partnership and other equity investment losses and credits. For the Capital Markets group, we attributed the benefit of the valuation allowance release against deferred tax assets primarily related to debt and derivative instruments and mortgage and mortgage-related assets.
The following tables display our business segment financial results for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31, 2013
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$520	$(11)	$2,742	$2,597		$456	(3)	$6,304
Benefit for credit losses	781	176	—	—		—		957
Net interest income (loss) after benefit for credit losses	1,301	165	2,742	2,597		456		7,261
Guaranty fee income (expense)	2,375	291	(299)	(1,204)	(4)	(1,109)	(4)	54	(4)
Investment gains (losses), net	2	7	1,349	(67)		(1,173)	(5)	118
Net other-than-temporary impairments	—	—	(9)	—		—		(9)
Fair value (losses) gains, net	(2)	—	875	(204)		165	(6)	834
Debt extinguishment (losses) gains, net	—	—	(40)	17		—		(23)
Gains from partnership investments	—	59	—	—		—		59	(7)
Fee and other income (expense)	172	51	349	(84)		26		514
Administrative expenses	(426)	(70)	(145)	—		—		(641)
Foreclosed property income	253	7	—	—		—		260
Other (expenses) income	(354)	1	58	—		(18)		(313)
Income before federal income taxes	3,321	511	4,880	1,055		(1,653)		8,114
Benefit for federal income taxes(8)	31,578	7,988	11,005	—		—		50,571
Net income attributable to Fannie Mae	$34,899	$8,499	$15,885	$1,055		$(1,653)		$58,685

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(379)	$(7)	$3,541	$1,569		$473	(3)	$5,197
(Provision) benefit for credit losses	(2,053)	53	—	—		—		(2,000)
Net interest (loss) income after (provision) benefit for credit losses	(2,432)	46	3,541	1,569		473		3,197
Guaranty fee income (expense)	1,911	243	(332)	(1,159)	(4)	(601)	(4)	62	(4)
Investment gains, net	1	6	1,007	27		(925)	(5)	116
Net other-than-temporary impairments	—	—	(64)	—		—		(64)
Fair value (losses) gains, net	(1)	—	170	52		62	(6)	283
Debt extinguishment (losses) gains, net	—	—	(70)	36		—		(34)
Gains from partnership investments	—	11	—	—		(1)		10	(7)
Fee and other income (expense)	200	47	180	(108)		(6)		313
Administrative expenses	(380)	(64)	(120)	—		—		(564)
Foreclosed property expense	(332)	(7)	—	—		—		(339)
Other expenses	(235)	(3)	(8)	—		(16)		(262)
Net (loss) income	(1,268)	279	4,304	417		(1,014)		2,718
Less: Net loss attributable to noncontrolling interest	—	—	—	—		1	(9)	1
Net (loss) income attributable to Fannie Mae	$(1,268)	$279	$4,304	$417		$(1,013)		$2,719
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

(2)
Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our retained mortgage portfolio that on a GAAP basis are eliminated.

(4)
Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive income.

(5)
Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and retained in the Capital Markets group’s mortgage portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets group’s mortgage portfolio.

(7)	Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income.

(8)	Represents the release of the valuation allowance for our deferred tax assets that primarily are directly attributable to each segment based on the nature of the item.

(9)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our condensed consolidated balance sheets.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

13. Equity
The following table displays the activity in other comprehensive income, net of tax, by major categories for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Net income	$58,685	$2,718
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $349 and $196, respectively)	649	319
Reclassification adjustment for other-than-temporary impairments recognized in net income (net of tax of $3 and $22, respectively)	5	42
Reclassification adjustment for gains on available-for-sale securities included in net income (net of tax of $3)	(6)	(6)
Other	6	7
Total other comprehensive income	654	362
Total comprehensive income	$59,339	$3,080
The table below displays changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013.

	For the Three Months Ended March 31, 2013
	Available-for-Sale Securities(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$934	$(550)	$384
Other comprehensive income before reclassifications	649	—	649
Amounts reclassified from other comprehensive income	(1)	6	5
Net other comprehensive income	648	6	654
Ending balance	$1,582	$(544)	$1,038
__________

(1)	The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an available-for-sale security or the recognition of a net impairment recognized in earnings.

(2)	Primarily represents activity from our defined benefit pension plans.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays reclassifications from accumulated other comprehensive income, including the affected line item in our condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2013.

	For the Three Months Ended March 31, 2013
	Available-for-Sale Securities			Other
	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in millions)
Net other-than-temporary impairments	$(9)	$3	$(6)	$—	$—	$—
Investment gains, net	8	(3)	5	—	—	—
Salaries and employee benefits	—	—	—	10	(4)	6
Total	$(1)	$—	$(1)	$10	$(4)	$6
14. Concentrations of Credit Risk
Mortgage Sellers/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers/servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 54% of our single-family guaranty book of business as of March 31, 2013, compared with approximately 57% as of December 31, 2012. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 66% of our multifamily guaranty book of business as of March 31, 2013, compared with approximately 67% as of December 31, 2012.
If a significant mortgage seller/servicer counterparty, or a number of mortgage sellers/servicers fails to meet their obligations to us, it could result in a significant increase in our credit losses and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $92.5 billion and $91.7 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2013 and December 31, 2012, respectively, which represented 3% of our single-family guaranty book of business as of March 31, 2013 and December 31, 2012, respectively. Our primary mortgage insurance coverage risk in force was $91.4 billion and $90.5 billion as of March 31, 2013 and December 31, 2012, respectively. Our pool mortgage insurance coverage risk in force was $1.1 billion and $1.2 billion as of March 31, 2013 and December 31, 2012, respectively. Our top six mortgage insurance companies provided 92% and 93% of our mortgage insurance as of March 31, 2013 and December 31, 2012, respectively.
As of May 9, 2013, three of our primary mortgage insurers—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are under various forms of supervised control by their state regulators and are in run-off. These three mortgage insurers provided a combined $17.3 billion, or 19%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2013.
Genworth Mortgage Insurance Corporation (“Genworth”) is operating pursuant to waivers it received from the regulators of state regulatory capital requirements applicable to its main insurance writing entity, as its capital has fallen below applicable state regulatory capital requirements. Genworth has obtained requisite approvals for a plan that includes receiving additional capital and will help reduce its risk-to-capital ratio. Mortgage Guaranty Insurance Corporation (“MGIC”) and Radian Guaranty, Inc. (“Radian”) have recently announced that they received additional capital contributions which enables them to meet the regulatory capital requirements.
Although the financial condition of some of our mortgage insurer counterparties continued to improve, there is still significant risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.
Our total loss reserves incorporate an estimated recovery amount from mortgage insurance coverage. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due mortgage insurance benefit for collectibility in order to ensure that our total loss reserves reflect probable losses as of the balance sheet date. The following table displays our estimated benefit from mortgage insurers as of March 31, 2013 and December 31, 2012 that reduces our total loss reserves.

	As of
	March 31, 2013	December 31, 2012
	(Dollars in millions)
Contractual mortgage insurance benefit	$9,227	$9,993
Less: Collectibility adjustment(1)	614	708
Estimated benefit included in total loss reserves	$8,613	$9,285
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
We had outstanding receivables of $2.7 billion recorded in “Other assets” in our condensed consolidated balance sheets as of March 31, 2013 and $3.7 billion as of December 31, 2012 related to amounts claimed on insured, defaulted loans, of which $633 million as of March 31, 2013 and $1.1 billion as of December 31, 2012 was due from our mortgage sellers/servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $547 million as of March 31, 2013 and $551 million as of December 31, 2012. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of March 31, 2013 and December 31, 2012. We received proceeds from mortgage insurers (and, in cases where policies were rescinded or canceled or coverage was denied by the mortgage insurer, from mortgage sellers/servicers) for single-family loans of $2.1 billion for the three months ended March 31, 2013 and $1.3 billion for three months ended March 31, 2012.
For information on credit risk associated with our derivatives transactions and repurchase agreements refer to “Note 15, Netting Arrangements.”
15. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The table below displays information related to derivatives, securities purchased under agreements to resell or similar arrangements and securities sold under agreements to repurchase or similar arrangements which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2013
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$14,374	$(14,334)	$40		$—	$(39)	$1
Mortgage related commitment derivatives	222	—	222		(158)	(1)	63
Total derivative assets	$14,596	$(14,334)	$262	(4)	$(158)	$(40)	$64
Securities purchased under agreements to resell or similar arrangements	$79,350	$—	$79,350		$—	$(79,350)	$—
Total assets	$93,946	$(14,334)	$79,612		$(158)	$(79,390)	$64

Liabilities:
OTC risk management derivatives	$(20,057)	$19,911	$(146)		$—	$—	$(146)
Mortgage related commitment derivatives	(336)	—	(336)		158	—	(178)
Total derivative liabilities	$(20,393)	$19,911	$(482)	(4)	$158	$—	$(324)
Securities sold under agreements to repurchase or similar arrangements	$(218)	$—	$(218)		$—	$218	$—
Total liabilities	$(20,611)	$19,911	$(700)		$158	$218	$(324)

	As of December 31, 2012
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments (2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$15,853	$(15,791)	$62		$—	$(48)	$14
Mortgage related commitment derivatives	156	—	156		(92)	(2)	62
Total derivative assets	$16,009	$(15,791)	$218	(4)	$(92)	$(50)	$76
Securities purchased under agreements to resell or similar arrangements(5)	$45,750	$—	$45,750		$—	$(45,750)	$—
Total assets	$61,759	$(15,791)	$45,968		$(92)	$(45,800)	$76

Liabilities:
OTC risk management derivatives	$(22,204)	$22,046	$(158)		$—	$—	$(158)
Mortgage related commitment derivatives	(297)	—	(297)		92	—	(205)
Total liabilities	$(22,501)	$22,046	$(455)	(4)	$92	$—	$(363)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

__________

(1)
Represents the effect of the right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, including cash collateral posted and received and accrued interest.

(2)
Mortgage commitment derivative amounts reflect where we have recognized both an asset and a liability with the same counterparty under an enforceable master netting arrangement but we have not elected to offset the related amounts in our condensed consolidated balance sheets.

(3)	Represents non-cash collateral posted or received that has neither been recognized nor offset in our condensed consolidated balance sheets. Does not include collateral held in excess of our exposure.

(4)
Excludes derivative assets of $257 million and $217 million and derivative liabilities of $298 million and $250 million recognized in our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively, that are not subject to an enforceable master netting arrangement or similar agreement.

(5)
Includes $13.3 billion of Securities purchased under agreements to resell or similar arrangements classified as “cash and cash equivalents” in our condensed consolidated balance sheets as of December 31, 2012.

Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our condensed consolidated balance sheets. The fair value of non-cash collateral accepted for over-the-counter risk management derivatives was $40 million and $54 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $80.1 billion and $46.2 billion of which $40.0 billion and $25.0 billion could be sold or repledged as of March 31, 2013 and December 31, 2012, respectively. None of the underlying collateral was sold or repledged as of March 31, 2013 and December 31, 2012. The fair value of non-cash collateral we pledged for securities sold under agreements to repurchase was $218 million as of March 31, 2013, which the counterparty was permitted to sell or repledge. We did not have any securities sold under agreements to repurchase as of December 31, 2012.
We determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, based on the contractual arrangements entered into with our individual counterparties. The following is a description, under various agreements, of the nature of those rights and their effect or potential effect on our financial position.
The terms of our contracts for over-the-counter risk management derivatives are governed under master agreements of the International Swaps and Derivatives Association (“ISDA”). These agreements provide that all transactions entered into under the agreement with the counterparty constitute a single contractual relationship. An event of default by the counterparty allows the early termination of all outstanding transactions under the same ISDA agreement and we may offset all outstanding amounts related to the terminated transactions including collateral posted or received.
The terms of our contracts for mortgage commitment derivatives are primarily governed by the Fannie Mae Single-Family Selling Guide (“Guide”), for Fannie Mae-approved lenders, or Master Securities Forward Transaction Agreements (“MSFTA”), for counterparties that are not Fannie Mae-approved lenders. In the event of default by the counterparty, both the Guide and the MSFTA allow us to terminate all outstanding transactions under the applicable agreement and offset all outstanding amounts related to the terminated transactions including collateral posted or received. In addition, under the Guide, upon a lender event of default, we generally may offset any amounts owed to a lender against any amounts a lender may owe us under any other existing agreement, regardless of whether or not such other agreements are in default or payments are immediately due.
The terms of our contracts for securities purchased under agreements to resell and securities sold under agreements to repurchase are governed by Master Repurchase Agreements, which are based on the guidelines prescribed by the Securities Industry and Financial Markets Association. Master Repurchase Agreements provide that all transactions under the agreement constitute a single contractual relationship. An event of default by the counterparty allows the early termination of all outstanding transactions under the same agreement and we may offset all outstanding amounts related to the terminated transactions including collateral posted or received.
We also have securities purchased under agreements to resell which we transact through the Fixed Income Clearing Corporation (“FICC”). Under the rules of the FICC, all agreements for securities purchased under agreements to resell that are submitted to the FICC for clearing become transactions with the FICC that are subject to FICC clearing rules. In the event of a FICC default, all open positions at the FICC are closed and a net position is calculated.

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
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of March 31, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$12,900	$—	$—	$—	$12,900
Trading securities:
Mortgage-related securities:
Fannie Mae	—	6,371	61	—	6,432
Freddie Mac	—	3,373	2	—	3,375
Ginnie Mae	—	679	—	—	679
Alt-A private-label securities	—	993	464	—	1,457
Subprime private-label securities	—	—	1,446	—	1,446
CMBS	—	9,817	—	—	9,817
Mortgage revenue bonds	—	—	661	—	661
Other	—	—	118	—	118
U.S. Treasury securities	28,406	—	—	—	28,406
Total trading securities	28,406	21,233	2,752	—	52,391
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	8,735	12	—	8,747
Freddie Mac	—	8,623	9	—	8,632
Ginnie Mae	—	709	—	—	709
Alt-A private-label securities	—	5,014	6,112	—	11,126
Subprime private-label securities	—	—	7,868	—	7,868
CMBS	—	12,787	—	—	12,787
Mortgage revenue bonds	—	4	7,351	—	7,355
Other	—	6	3,099	—	3,105
Total available-for-sale securities	—	35,878	24,451	—	60,329
Mortgage loans of consolidated trusts	—	9,720	2,882	—	12,602
Other assets:
Risk management derivatives:
Swaps	—	11,031	118	—	11,149
Swaptions	—	3,446	—	—	3,446
Other	—	—	36	—	36
Netting adjustment	—	—	—	(14,334)	(14,334)
Mortgage commitment derivatives	—	221	1	—	222
Total other assets	—	14,698	155	(14,334)	519
Total assets at fair value	$41,306	$81,529	$30,240	$(14,334)	$138,741

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$387	$—	$—	$387
Senior floating	—	—	383	—	383
Total of Fannie Mae	—	387	383	—	770
Of consolidated trusts	—	12,268	1,077	—	13,345
Total long-term debt	—	12,655	1,460	—	14,115
Other liabilities:
Risk management derivatives:
Swaps	—	17,689	157	—	17,846
Swaptions	—	2,509	—	—	2,509
Netting adjustment	—	—	—	(19,911)	(19,911)
Mortgage commitment derivatives	—	331	5	—	336
Total other liabilities	—	20,529	162	(19,911)	780
Total liabilities at fair value	$—	$33,184	$1,622	$(19,911)	$14,895

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
The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income for Level 3 assets and liabilities for the three months ended March 31, 2013 and 2012. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2013
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2013(5)
	Balance, December 31, 2012	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, March 31, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$(3)	$—	$—	$—	$—	$(4)	$—	$—	$61	$(2)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Ginnie Mae	1	—	—	—	—	—	(1)	—	—	—	—
Alt-A private-label securities	104	95	—	—	—	—	(16)	(44)	325	464	90
Subprime private-label securities	1,319	159	—	—	—	—	(32)	—	—	1,446	160
Mortgage revenue bonds	675	(13)	—	—	—	—	(1)	—	—	661	(13)
Other	117	2	—	—	—	—	(1)	—	—	118	1
Total trading securities	$2,286	$240	$—	$—	$—	$—	$(55)	$(44)	$325	$2,752	$236

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$29	$—	$—	$—	$—	$—	$(3)	$(14)	$—	$12	$—
Freddie Mac	10	—	—	—	—	—	(1)	—	—	9	—
Alt-A private-label securities	6,564	9	218	—	—	—	(268)	(1,192)	781	6,112	—
Subprime private-label securities	7,447	44	677	—	—	—	(300)	—	—	7,868	—
Mortgage revenue bonds	7,837	(2)	(29)	—	(19)	—	(436)	—	—	7,351	—
Other	3,147	4	44	—	—	—	(96)	—	—	3,099	—
Total available-for-sale securities	$25,034	$55	$910	$—	$(19)	$—	$(1,104)	$(1,206)	$781	$24,451	$—

Mortgage loans of consolidated trusts	$2,634	$27	$—	$158	$—	$—	$(112)	$(38)	$213	$2,882	$22
Net derivatives	14	(40)	—	—	—	—	23	—	(4)	(7)	(18)
Long-term debt:
Of Fannie Mae:
Senior floating	$(400)	$17	$—	$—	$—	$—	$—	$—	$—	$(383)	$17
Of consolidated trusts	(1,128)	(54)	—	—	—	(15)	49	113	(42)	(1,077)	(55)
Total long-term debt	$(1,528)	$(37)	$—	$—	$—	$(15)	$49	$113	$(42)	$(1,460)	$(38)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2012
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2012(5)
	Balance, December 31, 2011	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, March 31, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,737	$5	$—	$—	$(33)	$—	$(104)	$(1,581)	$65	$89	$—
Freddie Mac	—	—	—	—	—	—	—	—	2	2	—
Ginnie Mae	9	—	—	—	—	—	—	(9)	—	—	—
Alt-A private label securities	345	13	—	—	—	—	(17)	—	228	569	13
Subprime private-label securities	1,280	59	—	—	—	—	(34)	—	—	1,305	59
Mortgage revenue bonds	724	(54)	—	—	—	—	(2)	—	—	668	(55)
Other	143	(19)	—	—	—	—	(1)	—	—	123	(19)
Total trading securities	$4,238	$4	$—	$—	$(33)	$—	$(158)	$(1,590)	$295	$2,756	$(2)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$946	$—	$(8)	$1	$(1)	$—	$(16)	$(895)	$10	$37	$—
Freddie Mac	12	—	—	—	—	—	(1)	—	—	11	—
Alt-A private-label securities	7,256	(17)	166	—	—	—	(262)	(985)	978	7,136	—
Subprime private-label securities	7,586	35	303	—	—	—	(329)	—	—	7,595	—
Mortgage revenue bonds	10,247	2	(137)	—	(24)	—	(356)	—	—	9,732	—
Other	3,445	6	(26)	—	—	—	(83)	—	—	3,342	—
Total available-for-sale securities	$29,492	$26	$298	$1	$(25)	$—	$(1,047)	$(1,880)	$988	$27,853	$—

Mortgage loans of consolidated trusts	$2,319	$73	$—	$245	$—	$—	$(59)	$(318)	$11	$2,271	$17
Net derivatives	65	7	—	—	—	(3)	(25)	—	—	44	3
Long-term debt:
Of Fannie Mae:
Senior floating	$(406)	$7	$—	$—	$—	$—	$—	$—	$—	$(399)	$7
Of consolidated trusts	(765)	(9)	—	—	—	(267)	28	110	(47)	(950)	(8)
Total long-term debt	$(1,171)	$(2)	$—	$—	$—	$(267)	$28	$110	$(47)	$(1,349)	$(1)
_________

(1)
Gains (losses) included in other comprehensive income are included in “Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes” in the condensed consolidated statements of operations and comprehensive income.

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
The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended March 31, 2013
	Interest Income	Fair Value Gains, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$55	$192	$(5)	$3	$245
Net unrealized gains related to Level 3 assets and liabilities still held as of March 31, 2013	$—	$202	$—	$—	$202

	For the Three Months Ended March 31, 2012
	Interest Income	Fair Value Gains, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$66	$87	$(51)	$6	$108
Net unrealized gains related to Level 3 assets and liabilities still held as of March 31, 2012	$—	$17	$—	$—	$17
Nonrecurring Changes in Fair Value
The following tables display assets measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment) as of March 31, 2013 and December 31, 2012.

	Fair Value Measurements as of March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$83	$124	$207
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	22,020	22,020
Of consolidated trusts	—	—	161	161
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,846	1,846
Acquired property, net:
Single-family	—	—	2,915	2,915
Multifamily	—	—	23	23
Other assets	—	—	135	135
Total nonrecurring fair value measurements	$—	$83	$27,224	$27,307

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Fair Value Measurements as of March 31, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted- Average(1)	Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	Consensus						$63
Alt-A private-label securities	Discounted Cash Flow	Default Rate (%)	4.8	-	17.0	12.0
		Prepayment Speed (%)	0.6	-	3.4	1.7
		Severity (%)	42.2	-	99.0	80.9
		Spreads (bps)	320.0	-	567.0	497.2	324
	Single Vendor	Default Rate (%)	5.1	-	12.8	10.6
		Prepayment Speed (%)	2.9	-	4.4	3.4
		Severity (%)	63.8	-	83.1	77.8
		Spreads (bps)	453.0	-	499.0	486.2	122
	Consensus						18
Total Alt-A private-label securities							464
Subprime private-label securities	Consensus						462
	Consensus	Default Rate (%)	10.1	-	23.2	15.0
		Prepayment Speed (%)	1.0	-	8.9	3.5
		Severity (%)	66.5	-	88.4	79.3
		Spreads (bps)	279.0	-	524.0	405.0	408
	Discounted Cash Flow	Default Rate (%)	12.3	-	18.8	15.9
		Prepayment Speed (%)	0.8	-	5.8	3.2
		Severity (%)	29.4	-	80.0	60.0
		Spreads (bps)	276.0	-	474.0	372.5	367
	Single Vendor						209
Total subprime private-label securities							1,446
Mortgage revenue bonds	Discounted Cash Flow	Spreads (bps)	260.0	-	375.0	326.1	571
	Single Vendor	Spreads (bps)	70.0	-	260.0	223.9	90
Total mortgage revenue bonds							661
Other	Other						118
Total trading securities							$2,752

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	Other						$21
Alt-A private-label securities	Consensus	Default Rate (%)	0.0	-	12.8	2.5
		Prepayment Speed (%)	0.2	-	30.4	12.8
		Severity (%)	1.2	-	100.0	49.9
		Spreads (bps)	276.0	-	631.0	416.6	2,582
	Discounted Cash Flow	Default Rate (%)	0.0	-	26.3	6.5
		Prepayment Speed (%)	0.0	-	20.7	6.7
		Severity (%)	6.7	-	96.3	56.8
		Spreads (bps)	203.0	-	550.0	383.5	2,369
	Consensus						1,089
	Single Vendor						72
Total Alt-A private-label securities							6,112
Subprime private-label securities	Consensus						3,309
	Consensus	Default Rate (%)	0.0	-	22.1	13.7
		Prepayment Speed (%)	0.0	-	12.6	3.9
		Severity (%)	50.6	-	100.0	78.2
		Spreads (bps)	212.0	-	539.0	372.1	2,652
	Discounted Cash Flow	Default Rate (%)	0.1	-	21.7	15.1
		Prepayment Speed (%)	0.1	-	18.1	3.0
		Severity (%)	15.7	-	100.0	77.5
		Spreads (bps)	200.0	-	484.0	382.4	1,515
	Single Vendor						324
	Other						68
Total subprime private-label securities							7,868
Mortgage revenue bonds	Single Vendor	Spreads (bps)	48.0	-	469.0	129.4	3,846
	Discounted Cash Flow	Spreads (bps)	70.0	-	379.0	287.0	2,003
	Single Vendor						1,366
	Other						136
Total mortgage revenue bonds							7,351
Other	Consensus						1,156
	Discounted Cash Flow	Default Rate (%)	4.0	-	10.0	5.0
		Prepayment Speed (%)	0.4	-	10.0	3.0
		Severity (%)	50.0	-	85.0	84.8
		Spreads (bps)	424.0	-	1,082.0	584.1	897
	Consensus	Default Rate (%)	0.3	-	5.0	4.6
		Prepayment Speed (%)	3.0	-	8.5	3.5
		Severity (%)	85.0	-	100.0	86.3
		Spreads (bps)	403.0	-	730.0	603.1	360
	Other						686
Total other							3,099
Total available-for-sale securities							$24,451

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	Build-Up	Default Rate (%)	0.1	-	92.0	20.9
		Prepayment Speed (%)	3.4	-	44.8	17.2
		Severity (%)	6.1	-	96.9	32.5	$1,910
	Consensus						402
	Consensus	Default Rate (%)	0.0	-	8.1	6.4
		Prepayment Speed (%)	0.0	-	14.3	7.6
		Severity (%)	50.9	-	94.3	72.6
		Spreads (bps)	373.0	-	715.0	497.9	237
	Discounted Cash Flow	Default Rate (%)	4.3	-	6.8	6.4
		Prepayment Speed (%)	0.3	-	14.3	4.2
		Severity (%)	57.0	-	89.7	81.9
		Spreads (bps)	326.0	-	892.0	634.6	141
Total single-family							2,690
Multifamily	Build-Up	Spreads (bps)	77.0	-	340.4	149.0	192
Total mortgage loans of consolidated trusts							$2,882
Net derivatives	Dealer Mark						$111
	Internal Model						(118)
Total net derivatives							$(7)
Long-term debt:
Of Fannie Mae:
Senior floating	Discounted Cash Flow						$(383)
Of consolidated trusts	Consensus						(464)
	Discounted Cash Flow	Default Rate (%)	4.0	-	10.0	6.3
		Prepayment Speed (%)	0.0	-	100.0	47.8
		Severity (%)	50.0	-	89.7	79.0
		Spreads (bps)	82.1	-	892.0	424.8	(312)
	Consensus	Default Rate (%)	0.0	-	8.1	6.5
		Prepayment Speed (%)	0.0	-	14.3	8.1
		Severity (%)	50.0	-	94.3	67.8
		Spreads (bps)	373.0	-	715.0	517.7	(204)
	Other						(97)
Total of consolidated trusts							(1,077)
Total long-term debt							$(1,460)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted- Average(1)	Fair Value
	(Dollars in millions)
Trading securities:
Mortgage-related securities:
Agency(2)	Consensus						$44
	Single Vendor						27
Total agency							71
Alt-A private-label securities	Discounted Cash Flow	Default Rate (%)	5.7	-	17.6	12.5
		Prepayment Speed (%)	0.6	-	4.0	1.7
		Severity (%)	65.0	-	70.0	67.6
		Spreads (bps)	526.0	-	612.0	567.0	87
	Other						17
Total Alt-A private-label securities							104
Subprime private-label securities	Consensus	Default Rate (%)	10.9	-	23.0	16.0
		Prepayment Speed (%)	0.3	-	7.9	2.6
		Severity (%)	80.0			80.0
		Spreads (bps)	427.0	-	657.0	488.5	544
	Consensus						355
	Discounted Cash Flow	Default Rate (%)	14.1	-	20.4	18.7
		Prepayment Speed (%)	3.4	-	8.3	5.6
		Severity (%)	80.0			80.0
		Spreads (bps)	422.0	-	637.0	564.8	236
	Single Vendor						184
Total subprime private-label securities							1,319
Mortgage revenue bonds	Discounted Cash Flow	Spreads (bps)	260.0	-	375.0	320.4	636
	Single Vendor						39
Total mortgage revenue bonds							675
Other	Other						117
Total trading securities							$2,286

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
The following tables display valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2013
	Valuation Techniques	Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$124
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	22,020
Of consolidated trusts	Internal Model	161
Multifamily mortgage loans held for investment, at amortized cost	Asset Manager Estimate	1,231
	Broker Price Opinions	407
	Appraisals	186
	Other	22
Total multifamily mortgage loans held for investment, at amortized cost		1,846
Acquired property, net:
Single-family	Appraisals	853
	Accepted Offers	821
	Internal Model	656
	Walk Forwards	514
	Other	71
Total single-family		2,915
Multifamily	Broker Price Opinions	20
	Accepted Offers	2
	Appraisals	1
Total multifamily		23
Other assets	Internal Model	94
	Broker Price Opinions	23
	Appraisals	13
	Walk Forwards	5
Total other assets		135
Total nonrecurring assets at fair value		$27,224

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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of March 31, 2013, these methodologies comprised approximately 73% of our valuations, while accepted offers comprised approximately 25% of our valuations. Based on the number of properties measured as of December 31, 2012, these methodologies comprised approximately 78% of our valuations, while accepted offers comprised approximately 20% of our valuations.
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
The Pricing Group within our Finance Division is responsible for estimating the fair value of the majority of our financial assets and financial liabilities. These fair values are verified by our Price Verification Group, which is a control group separate from the group responsible for obtaining prices. Our Enterprise Risk Analytics Group develops models that are used in estimating the fair value of assets and liabilities for financial reporting purposes. In addition, our Model Oversight Committee (“MOC”) facilitates the cross-functional coordination and effectiveness of our modeling efforts in terms of research, model use and risk governance. The MOC is comprised of senior representatives from Underwriting and Pricing, Capital Markets, Credit Portfolio Management, Enterprise Risk Management and Finance and is co-chaired by our Chief Risk Officer and our Head of Enterprise Business Analytics. Our Model Risk Oversight Group is responsible for establishing risk management controls and for reviewing, validating and approving models used in the determination of fair value measurements for financial reporting. Fair value measurements for acquired property and collateral dependent loans are determined by other valuation groups in the Finance division.
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
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of March 31, 2013 and December 31, 2012. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2013
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$80,644	$80,644	$—	$—	$—	$80,644
Federal funds sold and securities purchased under agreements to resell or similar arrangements	79,350	—	79,350	—	—	79,350
Trading securities	52,391	28,406	21,233	2,752	—	52,391
Available-for-sale securities	60,329	—	35,878	24,451	—	60,329
Mortgage loans held for sale	455	—	272	196	—	468
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	287,033	—	35,735	223,862	—	259,597
Of consolidated trusts	2,671,148	—	2,548,254	225,456	—	2,773,710
Mortgage loans held for investment	2,958,181	—	2,583,989	449,318	—	3,033,307
Advances to lenders	4,442	—	3,810	578	—	4,388
Derivative assets at fair value	519	—	14,698	155	(14,334)	519
Guaranty assets and buy-ups	308	—	—	688	—	688
Total financial assets	$3,236,619	$109,050	$2,739,230	$478,138	$(14,334)	$3,312,084

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$218	$—	$218	$—	$—	$218
Short-term debt:
Of Fannie Mae	115,285	—	115,301	—	—	115,301
Of consolidated trusts	3,009	—	—	3,009	—	3,009
Long-term debt:
Of Fannie Mae	514,975	—	536,987	992	—	537,979
Of consolidated trusts	2,599,274	—	2,694,300	15,256	—	2,709,556
Derivative liabilities at fair value	780	—	20,529	162	(19,911)	780
Guaranty obligations	565	—	—	2,730	—	2,730
Total financial liabilities	$3,234,106	$—	$3,367,335	$22,149	$(19,911)	$3,369,573

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of December 31, 2012
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$89,036	$75,786	$13,250	$—	$—	$89,036
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,500	—	32,500	—	—	32,500
Trading securities	40,695	17,950	20,459	2,286	—	40,695
Available-for-sale securities	63,181	—	38,147	25,034	—	63,181
Mortgage loans held for sale	464	—	267	208	—	475
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	305,025	—	39,018	232,170	—	271,188
Of consolidated trusts	2,643,917	—	2,528,004	234,424	—	2,762,428
Mortgage loans held for investment	2,948,942	—	2,567,022	466,594	—	3,033,616
Advances to lenders	7,592	—	6,936	572	—	7,508
Derivative assets at fair value	435	—	16,051	175	(15,791)	435
Guaranty assets and buy-ups	327	—	—	692	—	692
Total financial assets	$3,183,172	$93,736	$2,694,632	$495,561	$(15,791)	$3,268,138

Financial liabilities:
Short-term debt:
Of Fannie Mae	$105,233	$—	$105,253	$—	$—	$105,253
Of consolidated trusts	3,483	—	—	3,483	—	3,483
Long-term debt:
Of Fannie Mae	510,631	—	534,516	1,056	—	535,572
Of consolidated trusts	2,570,170	—	2,685,008	16,171	—	2,701,179
Derivative liabilities at fair value	705	—	22,590	161	(22,046)	705
Guaranty obligations	599	—	—	3,113	—	3,113
Total financial liabilities	$3,190,821	$—	$3,347,367	$23,984	$(22,046)	$3,349,305
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $9.2 billion as of March 31, 2013. The total fair value of the loans in our retained mortgage portfolio that have been refinanced under HARP as of March 31, 2013 as presented in the table above is $279.8 billion.
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
Interest income for the mortgage loans is recorded in “Mortgage loans interest income” and interest expense for the debt instruments is recorded in “Long-term debt interest expense” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of March 31, 2013 and December 31, 2012.

	As of
	March 31, 2013			December 31, 2012
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$12,602	$770	$13,345	$10,800	$793	$11,647
Unpaid principal balance	12,436	674	12,346	10,657	674	10,803
__________

(1)
Includes nonaccrual loans with a fair value of $323 million and $273 million as of March 31, 2013 and December 31, 2012, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2013 and December 31, 2012 is $127 million and $189 million, respectively. Includes loans that are 90 days or more past due with a fair value of $434 million and $386 million as of March 31, 2013 and December 31, 2012, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2013 and December 31, 2012 is $135 million and $201 million, respectively.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $93 million and $100 million as of March 31, 2013 and December 31, 2012, respectively.
Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013			2012
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$(65)	$(5)	$(70)	$66	$(2)	$64
Other changes in fair value	(157)	66	(91)	(65)	60	(5)
Fair value (losses) gains, net	$(222)	$61	$(161)	$1	$58	$59
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
On April 10, 2013, the parties reached an agreement in principle to settle this litigation, subject to court approval. Fannie Mae’s portion of the proposed settlement will not have a material impact on our results of operations or financial condition. On May 7, 2013, the parties filed a stipulation of settlement with the court.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Transfer Tax Litigation
We are involved in a number of lawsuits in multiple states regarding our right to claim an exemption under our charter from transfer taxes in connection with the recordation of deeds upon transfers of real property by sale or foreclosure. If any of these lawsuits are decided against us, we may be required to pay past transfer taxes, damages, fees and/or costs. Although we believe that our charter provides us with an exemption from these taxes and therefore we have a valid defense in these lawsuits, in March 2012 a federal district court in Michigan held in two cases that we are not exempt from Michigan transfer taxes under our charter. We, along with FHFA and Freddie Mac, filed appeals on these two decisions with the U.S. Court of Appeals for the Sixth Circuit, and oral argument was heard on May 2, 2013. Since these two adverse rulings in Michigan, a number of courts have agreed with our position that we are exempt from these transfer taxes under our charter. We do not expect the outcome of these lawsuits to have a material impact on our results of operations or financial condition.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2013, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2013 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2013 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2013 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2013 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2013 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10‑Q for the quarter ended March 31, 2013 (“First Quarter 2013 Form 10‑Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2013 Form 10‑Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the First Quarter 2013 Form 10‑Q, and it was not aware of any material misstatements or omissions in the First Quarter 2013 Form 10‑Q and had no objection to our filing the First Quarter 2013 Form 10‑Q.

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
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe a change in our internal control over financial reporting since December 31, 2012 that management believes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Change in Management
Effective April 3, 2013, David C. Benson, who previously served as Fannie Mae’s Executive Vice President—Capital Markets, Securitization & Corporate Strategy, became Fannie Mae’s Executive Vice President and Chief Financial Officer, succeeding Susan R. McFarland, who resigned as Fannie Mae’s Executive Vice President and Chief Financial Officer and became a senior adviser for a transition period that will end no later than June 30, 2013.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2012 Form 10-K. We also provide information regarding material legal proceedings in “Note 17, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2012 Form 10-K. We have recorded a reserve for legal claims related to those matters when we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
FHFA Private-Label Mortgage-Related Securities Litigation: SDNY cases
As we disclosed in our 2012 Form 10‑K in “Legal Proceedings,” in the third quarter of 2011, FHFA, as conservator for us and for Freddie Mac, filed 16 lawsuits on behalf of us and Freddie Mac against various financial institutions, their officers and affiliated and unaffiliated underwriters that were responsible for marketing and selling private-label mortgage-related securities to us. The lawsuits seek to recover losses we and Freddie Mac incurred on the securities. Fourteen of the lawsuits are pending in the U.S. District Court for the Southern District of New York (“SDNY”). These cases are against Bank of America Corp.; Barclays Bank PLC; Citigroup, Inc.; Credit Suisse Holdings (USA), Inc.; Deutsche Bank AG; First Horizon National Corporation; Goldman, Sachs & Co.; HSBC North America Holdings Inc.; JPMorgan Chase & Co.; Merrill Lynch & Co.; Morgan Stanley; Nomura Holding America Inc.; SG Americas, Inc.; and UBS Americas Inc. (“UBS”) and against certain related entities and individuals. The lawsuits allege that the defendants violated federal and state securities laws and, in some cases, committed fraud by making material misstatements and omissions regarding the characteristics of the loans underlying the securities in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac.
On December 21, 2011, FHFA filed an amended complaint in the UBS case. On January 20, 2012, defendants in the UBS case filed a motion to dismiss the amended complaint. On May 4, 2012, the court denied defendants’ motion to dismiss in the UBS case with respect to the federal and state securities law claims and granted defendants’ motion to dismiss with respect to the negligent misrepresentation claim. On June 13, 2012 and June 28, 2012, FHFA filed amended complaints in the non-UBS cases pending in the SDNY. Defendants in these cases filed motions to dismiss on July 13, 2012 and August 17, 2012. In a series of orders issued in November 2012, the district court denied, in large part, defendants’ motions to dismiss in the non-UBS cases. On November 26, 2012, the U.S. Court of Appeals for the Second Circuit heard the UBS defendants’ appeal of the district court’s May 4, 2012 order denying their motion to dismiss. On April 5, 2013, the Second Circuit affirmed the district court’s order.

Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2012 Form 10-K. This section supplements and updates that discussion. For a complete understanding of the subject, you should read both together. Please also refer to “MD&A—Risk Management” in this report and in our 2012 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
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
We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. Several of our mortgage insurer counterparties incurred losses in recent years, which may have increased the risk that these counterparties will fail to fulfill their obligations to pay in full our claims under insurance policies.
As of May 9, 2013, of our primary mortgage insurers:

•
PMI, RMIC and Triad are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. PMI, Triad and RMIC are currently paying only a portion of policyholder claims and deferring the remaining portion. Currently, PMI is paying 55% of claims under its mortgage guaranty insurance policies in cash and is deferring the remaining 45%, and both Triad and RMIC are paying 60% of claims in cash and deferring the remaining 40%. It is uncertain when, or if, regulators for PMI, Triad or RMIC will allow them to begin paying deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. These three mortgage insurers provided a combined $17.3 billion, or 19%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2013.

•
Genworth is operating pursuant to waivers it received from the regulators of state regulatory capital requirements applicable to its main insurance writing entity, as its capital is below applicable state regulatory capital requirements. The parent company of Genworth announced a plan in January 2013 designed to reduce its risk-to-capital and ensure continued ability to write new business. The actions under the plan have received regulatory approval and include contributing additional capital and reorganizing the holding company structure for the U.S. mortgage insurance subsidiaries. Additionally, the plan includes a contingency for using an entity other than the existing main insurance writing entity for writing new business in all 50 states. Prior to the announcement, we entered into an agreement with Genworth that provided our approval for those elements of Genworth’s plan that required our approval.

•
MGIC and Radian disclosed that they received additional capital contributions in March 2013 to supplement their capital positions, which resulted in their meeting the regulatory capital requirements of all jurisdictions where they conduct business.

We do not know how long regulators will permit mortgage insurers that do not meet, or may fail to meet, state regulatory capital requirements to continue operating without obtaining additional capital. If a mortgage insurer counterparty is unable to generate or obtain sufficient capital to stay below its risk-to-capital limits and cannot secure and maintain a waiver from its state regulator, it will likely be placed into run-off or receivership.
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
Beginning in 2007, many mortgage insurers stopped insuring new mortgages with certain higher risk characteristics such as higher LTV ratios, lower borrower FICO credit scores or select property types. Under HARP, we allow our borrowers who have mortgage loans with current LTV ratios above 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Except as permitted under HARP, our charter specifically requires us to obtain credit enhancement on single-family conventional mortgage loans with loan-to-value ratios over 80% at the time of purchase. As a result, an inability to obtain mortgage insurance may inhibit our ability to serve and support the housing and mortgage markets, meet our housing goals and help borrowers remain in their homes by acquiring refinancings into more affordable loans. In addition, access to fewer mortgage insurer counterparties increases our concentration risk with the remaining mortgage insurers in the industry.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended March 31, 2013, we did not issue any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2013.
Dividend Restrictions
Our payment of dividends is subject to the following restrictions:
Restrictions Relating to Conservatorship. Our conservator announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock. In addition, FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the Director of FHFA. The Acting Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.

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
Statutory Restrictions. Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the 2008 Reform Act, (together, the “GSE Act”), FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
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

Federal National Mortgage Association

By:	/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer

Date: May 9, 2013

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: May 9, 2013

INDEX TO EXHIBITS

Item	Description
3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Annual Report on Form 10-K, filed February 24, 2011.)
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

FR014