Form 10-Q
period 2013-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2013-08-08
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 30, 2013, there were 1,158,077,970 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period	5
2	Single-Family Acquisitions Statistics	5
3	Credit Statistics, Single-Family Guaranty Book of Business	7
4	Summary of Condensed Consolidated Results of Operations	16
5	Analysis of Net Interest Income and Yield	17
6	Rate/Volume Analysis of Changes in Net Interest Income	19
7	Impact of Nonaccrual Loans on Net Interest Income	20
8	Fair Value Gains (Losses), Net	21
9	Total Loss Reserves	22
10	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	23
11	Nonperforming Single-Family and Multifamily Loans	25
12	Credit Loss Performance Metrics	26
13	Single-Family Credit Loss Sensitivity	27
14	Single-Family Business Results	29
15	Multifamily Business Results	31
16	Capital Markets Group Results	33
17	Capital Markets Group’s Mortgage Portfolio Activity	35
18	Capital Markets Group’s Mortgage Portfolio Composition	36
19	Summary of Condensed Consolidated Balance Sheets	37
20	Summary of Mortgage-Related Securities at Fair Value	38
21	Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)	40
22	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	42
23	Activity in Debt of Fannie Mae	45
24	Outstanding Short-Term Borrowings and Long-Term Debt	47
25	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	48
26	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	49
27	Cash and Other Investments Portfolio	49
28	Fannie Mae Credit Ratings	50
29	Composition of Mortgage Credit Book of Business	53
30	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	55
31	Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus	58
32	Delinquency Status of Single-Family Conventional Loans	60
33	Single-Family Serious Delinquency Rates	61
34	Single-Family Conventional Serious Delinquency Rate Concentration Analysis	62
35	Statistics on Single-Family Loan Workouts	63
36	Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	64
37	Single-Family Foreclosed Properties	64
38	Single-Family Foreclosed Property Status	65
39	Multifamily Lender Risk-Sharing	66
40	Multifamily Guaranty Book of Business Key Risk Characteristics	66

ii

Table	Description	Page
41	Multifamily Concentration Analysis	67
42	Multifamily Foreclosed Properties	68
43	Repurchase Request Activity	69
44	Outstanding Repurchase Requests	70
45	Mortgage Insurance Coverage	72
46	Rescission Rates and Claims Resolution of Mortgage Insurance	73
47	Estimated Mortgage Insurance Benefit	74
48	Unpaid Principal Balance of Financial Guarantees	74
49	Credit Loss Exposure of Risk Management Derivative Instruments	77
50	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	79
51	Derivative Impact on Interest Rate Risk (50 Basis Points)	80

iii

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) in “Business—Conservatorship and Treasury Agreements.”
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
You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2012 Form 10-K.

INTRODUCTION
Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938. Our public mission is to support liquidity and stability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold, and increase the supply of affordable housing. Our charter does not permit us to originate loans or lend money directly to consumers in the primary mortgage market. However, as the leading source of residential mortgage credit in the secondary market, we indirectly enable families to buy, refinance or rent a home. We securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee, which we refer to as Fannie Mae MBS. We also purchase mortgage loans and mortgage-related securities. We use the term “acquire” in this report to refer to both our securitizations and our purchases of mortgage-related assets. We obtain funds to support our business activities by issuing a variety of debt securities in the domestic and international capital markets.
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
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what changes to our business structure will be made during or following the conservatorship. Our agreements with Treasury that provide for financial support also include covenants that significantly restrict our business activities. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in our 2012 Form 10-K in “Business—Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future and its impact on us in “Executive Summary—Outlook” in this report and in “Risk Factors” in our 2012 Form 10-K. We describe recent proposals for GSE reform that could materially affect our business in “Legislative and Regulatory Developments—GSE Reform” in this report and “Business—Legislative and Regulatory Developments” in our 2012 Form 10-K.

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

EXECUTIVE SUMMARY
We are focused on paying Treasury for taxpayers’ investment in Fannie Mae, which can be accomplished by supporting the housing recovery, helping struggling homeowners and laying the foundation for a better housing finance system going forward.
Our actions to accomplish these objectives are having a positive impact:

•
Financial Results and Treasury Dividend Payments. Our financial results for the second quarter of 2013 continued to be strong. With our net income of $10.1 billion for the second quarter of 2013, we ended the quarter with a positive net worth of $13.2 billion as of June 30, 2013. We will pay $10.2 billion of that net worth as a dividend on the senior preferred stock to Treasury in the third quarter of 2013. With this dividend payment, we will have paid a total of $105.3 billion in dividends to Treasury on the senior preferred stock. We expect to remain profitable for the foreseeable future. See “Summary of Our Financial Performance” below for an overview of our financial performance for the second quarter and first half of 2013, as compared with the second quarter and first half of 2012. For more information regarding our expectations for our future financial performance, see “Outlook” and “Strengthening Our Book of Business—Expectations Regarding Future Revenues” below.

•
Providing Liquidity and Support to the Mortgage Market. We continued to be the leading provider of liquidity to the mortgage market in the second quarter of 2013. As described below under “Contributions to the Housing and Mortgage Markets Since Entering Conservatorship—2013 Acquisitions and Market Share,” we remained the largest single issuer of mortgage-related securities in the secondary market during the quarter and remained a constant source of liquidity in the multifamily market.

•
Strong New Book of Business. Single-family loans we have acquired since the beginning of 2009 constituted 72% of our single-family guaranty book of business as of June 30, 2013, while the single-family loans we acquired prior to 2009 constituted 28% of our single-family book of business. We refer to the single-family loans we have acquired since the beginning of 2009 as our “new single-family book of business” and the single-family loans we acquired prior to 2009 as our “legacy book of business.” As described below in “Strengthening Our Book of Business—Credit Risk Profile,” we expect that our new single-family book of business will be profitable over its lifetime.

•
Credit Performance. Our single-family serious delinquency rate continued to decline from its peak of 5.59% as of February 28, 2010, and was 2.77% as of June 30, 2013, compared with 3.53% as of June 30, 2012. See “Credit Performance” below for additional information about the credit performance of the mortgage loans in our single-family guaranty book of business.

•
Reducing Credit Losses and Helping Homeowners. We continued to execute on our strategies for reducing credit losses on our legacy book of business, which are addressed in “Business—Executive Summary—Reducing Credit Losses on Our Legacy Book of Business” in our 2012 Form 10-K. As part of our strategy to reduce defaults, we provided approximately 61,500 loan workouts in the second quarter of 2013 to help homeowners stay in their homes or otherwise avoid foreclosure.

We also continued our efforts to help build a new housing finance system, including pursuing the strategic goals identified by our conservator: build a new infrastructure for the secondary mortgage market; gradually contract our dominant presence in the marketplace while simplifying and shrinking our operations; and maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. We discuss these goals in our 2012 Form 10-K in “Business—Executive Summary—Helping to Build a New Housing Finance System.” In March 2013, the Acting Director of FHFA released 2013 corporate performance goals and related targets for Fannie Mae and Freddie Mac, referred to as the 2013 conservatorship scorecard, that build upon these strategic goals. See our current report on Form 8-K filed with the SEC on March 8, 2013 for a description of the 2013 conservatorship scorecard.
In addition to working on FHFA’s conservatorship scorecard objectives, we are also working on additional related projects to help prepare our business and infrastructure for potential future changes in the structure of the U.S. housing finance system. For example, one of our priorities is to modernize our technological infrastructure. These projects will likely take several years to implement. We are devoting significant resources to and incurring significant expenses in implementing FHFA’s objectives and these additional related projects.
Summary of Our Financial Performance
Our financial results for the second quarter and first half of 2013 reflected continued improvements in the housing and mortgage markets, resulting in a further reduction in our loss reserves, and continued stable revenues. In addition, the increase in interest rates during the second quarter and first half of 2013 resulted in improvements in the fair value of financial instruments that we mark to market in our earnings, resulting in fair value gains primarily related to derivatives during the periods. Although the increase in interest rates had a positive impact on the fair value of our financial instruments, the increase in interest rates had a negative impact on our loss reserves.
Although we expect our revenues to continue to be stable, we expect volatility from period to period in our financial results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives that serve to mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our condensed consolidated financial statements. In addition, our credit-related income or expense can vary substantially from period to period primarily due to changes in home prices, borrower payment behavior and economic conditions.
Comprehensive Income
Quarterly Results
We recognized comprehensive income of $10.3 billion in the second quarter of 2013, consisting of net income of $10.1 billion and other comprehensive income of $166 million. In comparison, we recognized comprehensive income of $5.4 billion in the second quarter of 2012, consisting of net income of $5.1 billion and other comprehensive income of $328 million.
The $5.0 billion increase in our net income in the second quarter of 2013 compared with the second quarter of 2012 was primarily due to increases in fair value gains and credit-related income. The $3.3 billion increase in fair value gains, which consisted of fair value gains of $829 million in the second quarter of 2013 compared with fair value losses of $2.4 billion in the second quarter of 2012, was primarily driven by derivatives fair value gains as swap rates increased in the second quarter of 2013 compared with derivatives fair value losses as swap rates declined in the second quarter of 2012.
Credit-related income increased by $2.6 billion to $5.7 billion in the second quarter of 2013 from $3.1 billion in the second quarter of 2012. Credit-related income for the second quarters of 2013 and 2012 was primarily due to a significant increase in home prices, including higher average sales prices on our real estate owned (“REO”) properties, which resulted in a reduction in our loss reserves and a benefit for credit losses. In addition, in the second quarter of 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans to reflect faster prepayment and lower default expectations for these loans, which resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $2.2 billion. See “Critical Accounting Policies and Estimates—Total Loss Reserves” for additional information. The positive impact of these factors on our credit-related income for the second quarter of 2013 was partially offset by lower cash flow projections on our individually impaired loans due to increasing mortgage interest rates in the second quarter of 2013. Higher mortgage interest rates lengthen the expected lives of modified loans and thus increase the impairment related to concessions on these loans, resulting in an increase to the provision for credit losses.
We recognized a provision for federal income taxes of $2.0 billion in the second quarter of 2013 as our current estimate of pre-tax income for 2013 was greater than our estimate as of March 31, 2013. We did not recognize a provision for federal income taxes in the second quarter of 2012. See “Note 10, Income Taxes” for additional information.
Year-to-Date Results
We recognized comprehensive income of $69.6 billion in the first half of 2013, consisting of net income of $68.8 billion and other comprehensive income of $820 million. In comparison, we recognized comprehensive income of $8.5 billion in the first half of 2012, consisting of net income of $7.8 billion and other comprehensive income of $690 million.
Our comprehensive income in the first half of 2013 was driven primarily by the release of the substantial majority of our valuation allowance against our deferred tax assets in the first quarter of 2013, which resulted in a benefit for federal income taxes of $48.6 billion in our condensed consolidated statements of operations and comprehensive income for the first half of

2013. We discuss the factors that led to our conclusion to release the valuation allowance against our deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes.”
Our pre-tax income, which excludes the benefit for federal income taxes, was $20.2 billion in the first half of 2013 compared with $7.8 billion in the first half of 2012. The increase in our pre-tax income was primarily due to an increase in credit-related income to $6.9 billion in the first half of 2013 from $772 million in the first half of 2012 and fair value gains of $1.7 billion in the first half of 2013 compared with fair value losses of $2.2 billion in the first half of 2012. The improvement in our pre-tax income in the first half of 2013 was primarily a result of increased credit-related income and fair value gains due to the same factors that impacted the second quarter of 2013, which are described above.
In addition, net interest income increased $1.3 billion in the first half of 2013 compared with the first half of 2012. The increase in net interest income was driven, in large part, by a reduction in the amount of interest income not recognized for nonaccrual mortgage loans, which resulted from a 22% decline in the number of seriously delinquent loans and our resolution agreement with Bank of America in the first quarter of 2013. The resolution agreement resulted in the recognition of $518 million of unamortized cost basis adjustments on loans repurchased by Bank of America. See “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on this agreement.
We recognized other comprehensive income of $820 million in the first half of 2013 compared with $690 million in the first half of 2012. The other comprehensive income recognized in the first half of 2013 and 2012 was driven by decreases in unrealized losses on non-agency available-for-sale securities primarily due to the narrowing of credit spreads.
See “Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth increased to $13.2 billion as of June 30, 2013 from $7.2 billion as of December 31, 2012, primarily due to our comprehensive income of $69.6 billion, partially offset by our payments to Treasury of $63.6 billion in senior preferred stock dividends during the first half of 2013.
As a result of our positive net worth as of June 30, 2013, we are not requesting a draw from Treasury under the senior preferred stock purchase agreement. Our dividend payment for the third quarter of 2013 will be $10.2 billion, which is calculated based on our net worth of $13.2 billion as of June 30, 2013 less the applicable capital reserve amount of $3.0 billion. As of September 30, 2013, we will have paid a total of $105.3 billion in dividends to Treasury on the senior preferred stock.
Total Loss Reserves
Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, decreased to $53.1 billion as of June 30, 2013 from $62.6 billion as of December 31, 2012. Our total loss reserve coverage to total nonperforming loans was 23% as of June 30, 2013 compared with 25% as of December 31, 2012.
Strengthening Our Book of Business
Credit Risk Profile
While making it possible for families to purchase, refinance or rent a home, we have established responsible credit standards to protect homeowners as well as taxpayers. Since 2009, we have seen the effect of actions we took, beginning in 2008, to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. While we do not yet know how the single-family loans we have acquired since January 1, 2009 will ultimately perform, given their strong credit risk profile and based on their performance so far, we expect that in the aggregate these loans will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime.
Our expectations regarding the ultimate performance of our loans are based on numerous expectations and assumptions, including those relating to expected changes in home prices, borrower behavior, public policy and other macroeconomic factors. If future conditions are less favorable than our expectations, our new single-family book of business could become unprofitable. See “Outlook—Home Prices” for our current expectations regarding changes in home prices. Also see “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and “Risk Factors” in both this report and our 2012 Form 10-K for a discussion of factors that could cause our expectations regarding the performance of the loans in our new single-family book of business to change.
Table 1 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of June 30, 2013 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008.
Table 1: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of June 30, 2013
	Percentage of
	Single-Family	Current	Current
	Conventional	Estimated	Mark-to-Market	Serious
	Guaranty Book	Mark-to-Market	LTV Ratio	Delinquency
	of Business(1)	LTV Ratio	>100%(2)	Rate(3)
New Single-Family Book of Business	72%	67%	5%	0.33%
Legacy Single-Family Book of Business:
2005-2008	18	91	33	9.69
2004 and prior	10	53	4	3.55
Total Single-Family Book of Business	100%	70%	10%	2.77%
__________

(1)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(2)
The majority of loans in our new single-family book of business as of June 30, 2013 with mark-to-market loan-to-value (“LTV”) ratios over 100% were loans acquired under the Home Affordable Refinance Program. See “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring—HARP and Refi Plus Loans” for more information on our recent acquisitions of loans with high LTV ratios.

(3)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the June 30, 2013 serious delinquency rates of loans in our legacy book of business.

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
More detailed information on the risk characteristics of loans in our single-family book of business appears in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” and in “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section. Information about the impact of HARP on the credit characteristics our new single-family book of business appears in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring—HARP and Refi Plus Loans” and in “Table 31: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus” in that section.
Guaranty Fees on Recently Acquired Single-Family Loans
Table 2 below displays information regarding our average charged guaranty fee on single-family loans we acquired in the second quarter and first half of 2013 and 2012, as well as the volume of our single-family Fannie Mae MBS issuances for these periods, which is indicative of the volume of single-family loans we acquired.
Table 2: Single-Family Acquisitions Statistics

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	56.9	40.3	55.7	34.2
Single-family Fannie Mae MBS issuances (in millions)(3)	$206,978	$175,043	$428,843	$371,798

__________

(1)
Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date for securitization by 10 basis points, and the incremental revenue must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is included in other expenses. This increase in guaranty fee is also included in the single-family average charged guaranty fee.

(2)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(3)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period.
The revenue we receive from guaranty fees depends on the volume of our single-family acquisitions, the charged guaranty fee at acquisition and the life of the loans. Because we increased our guaranty fees in 2012 on loans acquired after the increase, we expect to benefit from receiving significantly more revenue from guaranty fees in future periods than we have in prior periods, even after we remit some of this revenue to Treasury as we are required to do under the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”). The increase in our average charged guaranty fee on newly acquired single-family loans from the first half of 2012 to the first half of 2013 was primarily attributable to the 10 basis point increase on April 1, 2012 mandated by the TCCA, from which the incremental revenue is remitted to Treasury, and an average additional increase of 10 basis points implemented during the fourth quarter of 2012.
Although we do not know the specific timing, form or extent of future changes in our guaranty fee pricing, we believe that we will increase our guaranty fees in the future. These increases in guaranty fee pricing support FHFA’s strategic plan to gradually contract our dominant presence in the marketplace and attract private capital. See “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue” in our 2012 Form 10-K for more information on changes to our guaranty fee pricing.
Expectations Regarding Future Revenues
We currently have two primary sources of revenues: (1) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets; and (2) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes mortgage-related assets held by consolidated MBS trusts that are owned by third parties). Historically, we have generated the majority of our revenues from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. As we discuss in our 2012 Form 10-K in “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements,” we are required to reduce the size of our retained mortgage portfolio each year until we hold no more than $250 billion in mortgage assets by the end of 2018. As we reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio assets will also decrease. As a result of both the shrinking of our retained mortgage portfolio and the impact of guaranty fee increases, we expect that, in a number of years, guaranty fees will become the primary source of our revenues.
We recognize almost all of our guaranty fee revenue in net interest income in our condensed consolidated statements of operations and comprehensive income. The percentage of our net interest income derived from guaranty fees on loans underlying our Fannie Mae MBS has increased over the past year. We estimate that approximately 35% of our net interest income for the six months ended June 30, 2013 was derived from guaranty fees on loans underlying our Fannie Mae MBS, compared with approximately 30% for the six months ended June 30, 2012.
We expect that, if current housing market conditions continue and if we are not required to sell more of our retained mortgage portfolio assets than we currently anticipate selling, increases in our revenues from guaranty fees will generally offset the expected declines in our revenues generated by our retained mortgage portfolio assets. Any future increases in guaranty fees will likely further increase our guaranty fee revenue. The amount of our guaranty fee revenue in future periods will be impacted by many factors, including adjustments to guaranty fee pricing we may make in the future, the life of the loans in our guaranty book of business and the size of our guaranty book of business.
Because loans remain in our book of business for a number of years, the credit quality of and guaranty fees we charge on the loans we acquire in a particular year affects our results for a period of years after we acquire them. Accordingly, we expect the improvements in the credit quality of our loan acquisitions since 2009 and the increases in our charged guaranty fees on recently acquired loans to contribute significantly to our revenues for years to come, especially because these loans have relatively low interest rates, making them less likely to be refinanced than loans with higher interest rates.

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
Table 3: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2013			2012
	Q2 YTD	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	2.77%	2.77%	3.02%	3.29%	3.29%	3.41%	3.53%	3.67%
Seriously delinquent loan count	483,253	483,253	527,529	576,591	576,591	599,430	622,052	650,918
Nonperforming loans(3)	$230,494	$230,494	$236,988	$247,823	$247,823	$250,678	$240,472	$243,981
Foreclosed property inventory:
Number of properties(4)	96,920	96,920	101,449	105,666	105,666	107,225	109,266	114,157
Carrying value	$9,075	$9,075	$9,263	$9,505	$9,505	$9,302	$9,421	$9,721
Combined loss reserves(5)	$49,930	$49,930	$56,626	$58,809	$58,809	$63,100	$63,365	$69,633
Total loss reserves(6)	$52,141	$52,141	$59,114	$61,396	$61,396	$65,685	$66,694	$73,119
During the period:
Foreclosed property (number of properties):
Acquisitions(4)	74,823	36,106	38,717	174,479	41,112	41,884	43,783	47,700
Dispositions(4)	(83,569)	(40,635)	(42,934)	(187,341)	(42,671)	(43,925)	(48,674)	(52,071)
Credit-related income (expenses)(7)	$6,715	$5,681	$1,034	$919	$2,419	$(2,130)	$3,015	$(2,385)
Credit losses(8)	$3,044	$1,541	$1,503	$14,392	$2,174	$3,485	$3,778	$4,955
REO net sales prices to unpaid principal balance(9)	66%	68%	65%	59%	62%	61%	59%	56%
Short sales net sales price to unpaid principal balance(10)	66%	67%	64%	61%	63%	61%	60%	58%
Loan workout activity (number of loans):
Home retention loan workouts(11)	91,417	43,782	47,635	186,741	44,044	45,936	41,226	55,535
Short sales and deeds-in-lieu of foreclosure	33,836	17,710	16,126	88,732	19,184	23,322	24,013	22,213
Total loan workouts	125,253	61,492	63,761	275,473	63,228	69,258	65,239	77,748
Loan workouts as a percentage of delinquent loans in our guaranty book of business(12)	27.82%	27.31%	27.53%	26.38%	24.22%	25.18%	24.14%	28.85%
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

(4)
Includes held-for-use properties (properties that we do not intend to sell or that are not ready for immediate sale in their current condition), which are reported in our condensed consolidated balance sheets as a component of “Other assets,” and acquisitions through deeds-in-lieu of foreclosure.

(5)
Consists of the allowance for loan losses for single-family loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and loans that we have guaranteed under long-term standby commitments. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related Income—Benefit for Credit Losses.”

(6)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable and (c) allowance for preforeclosure property taxes and insurance receivables.

(7)	Consists of (a) the benefit (provision) for credit losses and (b) foreclosed property income (expense).

(8)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property (income) expense, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(9)
Calculated as the amount of sale proceeds received on disposition of REO properties during the respective period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate unpaid principal balance (“UPB”) of the related loans at the time of foreclosure. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing.

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

(11)
Consists of (a) modifications, which do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment and forbearance plans that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 35: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

(12)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.
We provide information on the credit performance of mortgage loans in our single-family book of business, our loan workouts, our strategies and the actions we are taking to minimize our credit losses in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in both this report and our 2012 Form 10-K.
Contributions to the Housing and Mortgage Markets Since Entering Conservatorship
Liquidity and Support Activities
We have provided approximately $3.7 trillion in liquidity to the housing market since 2009, enabling families to buy, refinance or rent a home. Since we entered into conservatorship in September 2008, we have provided critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. The approximately $3.7 trillion in liquidity we have provided to the mortgage market from 2009 through the second quarter of 2013 through our purchases and guarantees of loans enabled borrowers to complete 11.4 million mortgage refinancings and 3.1 million home purchases and provided financing for 1.9 million units of multifamily housing.

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

•
Through our loan workout efforts from 2009 through the second quarter of 2013, which included providing 962,344 loan modifications, we helped 1.3 million homeowners stay in their homes or otherwise avoid foreclosure. These efforts helped to support neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi PlusTM initiative, which offers refinancing flexibility to eligible Fannie Mae borrowers. From April 1, 2009, the date we began accepting delivery of Refi Plus loans, through June 30, 2013, we acquired approximately 3.5 million Refi Plus loans. Refinancings delivered to us through Refi Plus in the second quarter of 2013 reduced borrowers’ monthly mortgage payments by an average of $234. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed-rate mortgage or to switch from an interest-only mortgage to a fully amortizing mortgage.

•
We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed from 2009 through 2012 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in our 2012 Form 10-K in “Business—Business Segments—Capital Markets.”

2013 Acquisitions and Market Share
As the leading provider of residential mortgage credit, we enable families to buy, refinance or rent a home. In the first half of 2013, we purchased or guaranteed approximately $468 billion in single-family and multifamily loans, measured by unpaid principal balance, which includes $16.4 billion in delinquent loans we purchased from our single-family MBS trusts. Our activities enabled our lender customers to finance approximately 2.1 million single-family conventional loans and loans for approximately 283,000 units in multifamily properties during the first half of 2013.
One of FHFA’s strategic goals for our conservatorship involves gradually contracting our dominant presence in the marketplace. Despite this goal, our market share remained large in the first half of 2013 as we have continued to meet the needs of the single-family mortgage market in the absence of substantial private capital. We remained the largest single issuer of mortgage-related securities in the secondary market during the second quarter of 2013, with an estimated market share of new single-family mortgage-related securities issuances of 45% in the second quarter of 2013, compared with 48% in the first quarter of 2013 and 46% in the second quarter of 2012.
We remain a constant source of liquidity in the multifamily market. We owned or guaranteed approximately 22% of the outstanding debt on multifamily properties as of March 31, 2013 (the latest date for which information is available).
Housing and Mortgage Market and Economic Conditions
Economic growth accelerated in the second quarter of 2013 compared with the first quarter of 2013. The inflation-adjusted U.S. gross domestic product, or GDP, rose by 1.7% on an annualized basis in the second quarter of 2013, according to the Bureau of Economic Analysis advance estimate, compared with an increase of 1.1% in the first quarter of 2013. We expect growth to pick up modestly in the second half of 2013. The U.S. government may reach the limit on its borrowing authority later this year, but we do not yet know what the impact or timing of this will be, although the limit is not expected to be reached before the fall of 2013. The overall economy gained an estimated 563,000 jobs in the second quarter. According to the U.S. Bureau of Labor Statistics, over the last 12 months ending in June 2013, the economy created 2.2 million non-farm jobs. The unemployment rate was 7.6% in June 2013, unchanged from March 2013. We expect that the housing market will continue to recover if employment continues to improve.
Housing activity showed improvement during the second quarter of 2013. Total existing home sales averaged 5.1 million units annualized in the second quarter of 2013, a 2.4% increase from the first quarter of 2013, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 15% of existing home sales in June 2013, compared with 21% in March 2013 and 26% in June 2012. New single-family home sales strengthened during the second quarter of 2013, averaging an annualized rate of 470,000 units, a 4.7% increase from the first quarter of 2013, according to the Bureau of the Census.
During the second quarter of 2013, the number of months’ supply, or the inventory/sales ratio, of available existing homes rose to 5.1 months and the number of months’ supply of new homes remained at 4.1 months. The inventory/sales ratio for both existing and new homes remained below their historical average.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained historically high at 6.4% as of March 31, 2013 (the latest date for which information is available), according to the Mortgage Bankers Association National Delinquency Survey. We provide information about Fannie Mae’s serious delinquency rate, which also decreased, in “Credit Performance.”
Based on our home price index, we estimate that home prices on a national basis increased by 5.9% in the first half of 2013 and by 7.4% from the second quarter of 2012 to the second quarter of 2013. Despite the recent increases in home prices, we estimate that, through the second quarter of 2013, home prices on a national basis remained 15.6% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available. The decline in home prices that began in 2006 left many homeowners with “negative equity” in their homes, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the first quarter of 2013 was approximately 9.7 million, down from 10.5 million in the fourth quarter of 2012. The percentage of properties with mortgages in a negative equity position in the first quarter of 2013 was 19.8%, down from 21.7% in the fourth quarter of 2012 and its peak of 25.7% reached in the fourth quarter of 2009.

Thirty-year mortgage rates have increased substantially since early May. Thirty-year mortgage rates increased from 3.35% for the week of May 2nd to 4.51% for the week of July 11th, and declined slightly to 4.39% for the week of August 1st. See “Outlook—Overall Market Conditions” below for a description of our expectations regarding the impact of this increase in rates on mortgage originations.
During the second quarter of 2013, the multifamily sector benefited from ongoing demand for apartment rentals, albeit at a slightly slower pace than in the first quarter of 2013. Based on preliminary third-party data, both the estimated national multifamily vacancy rate and rental rate for institutional investment-type apartment properties improved during the second quarter of 2013. Multifamily vacancies declined to an estimated 5.10% as of June 30, 2013, compared with an estimated 5.25% as of March 31, 2013 and an estimated 5.50% as of December 31, 2012.
In addition, national asking rents increased by an estimated 0.5% during the second quarter of 2013. Continued demand for multifamily rental units is reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of nearly 32,000 units during the second quarter of 2013, according to preliminary data from Reis, Inc.
As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. It is expected that there will be over 200,000 new multifamily units completed this year, according to the most recent data from McGraw Hill Construction. The bulk of this new supply is concentrated in about 10 metropolitan areas. As a result, multifamily fundamentals could be impacted in certain localized areas, producing a temporary slowdown in net absorption rates, occupancy levels, and effective rents later this year.
Outlook
Financial Results and Dividend Payments to Treasury. Our pre-tax income was $12.1 billion for the second quarter of 2013 and $20.2 billion for the first half of 2013. We expect to remain profitable for the foreseeable future. While we expect our annual earnings to remain strong over the next few years, our earnings may vary significantly from quarter to quarter due to many different factors, such as changes in interest rates or home prices. The estimated 5.9% increase in home prices on a national basis in the first half of the year contributed significantly to the record pre-tax income we reported for the second quarter and first half of 2013. As noted in “Home Prices” below, we expect a slower rate of home price growth in the second half of the year. For a discussion of our expectations regarding our future revenues, see “Strengthening Our Book of Business.”
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
One of our objectives is to pay taxpayers for their investment in our company. Through June 30, 2013, we have received a total of $116.1 billion under the senior preferred stock purchase agreement. This funding has provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”). We have not received funds from Treasury under the agreement since the first quarter of 2012. Under the terms of the senior preferred stock purchase agreement, dividend payments cannot be used to offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, Treasury still maintains a liquidation preference of $117.1 billion on the senior preferred stock, even though we have paid $95.0 billion in dividends through June 30, 2013 and, with our dividend payment of $10.2 billion in the third quarter of 2013, we will have paid $105.3 billion in dividends. We expect that the amount of dividends we pay Treasury will exceed the amounts we have drawn.
Because we expect our annual earnings to remain strong over the next few years, in addition to dividend payments, we expect to make substantial federal income tax payments to Treasury going forward.
Overall Market Conditions. We expect that single-family mortgage loan delinquency and severity rates will continue their downward trend, but that single-family serious delinquency, default and severity rates will remain high compared with pre-housing crisis levels. Despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties. We expect the level of multifamily foreclosures for 2013 overall will generally remain commensurate with 2012 levels. Conditions may worsen if the unemployment rate increases on either a national or regional basis.

We believe that the recent increase in mortgage rates and expected further mortgage rate increases this year will result in a decline in overall single-family mortgage originations in 2013 as compared with 2012, driven by a decline in refinancings. We currently forecast that total originations in the U.S. single-family mortgage market in 2013 will decrease from 2012 levels by approximately 19%, from an estimated $2.03 trillion in 2012 to $1.65 trillion in 2013, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.48 trillion in 2012 to $1.03 trillion in 2013. In the second quarter of 2013, refinancings comprised approximately 75% of our single-family business volume, compared with approximately 83% in the first quarter of 2013 and approximately 79% for all of 2012.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by an estimated 5.9% in the first half of 2013. We expect home prices will continue to increase on a national basis for the remainder of 2013; however, we expect a slower rate of home price growth in the second half of the year as compared with the first half of the year. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to tax policies, spending cuts, mortgage finance programs and policies and housing finance reform; the management of the Federal Reserve’s MBS holdings; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We realize losses on loans, through our charge-offs, when foreclosure sales are completed or when we accept short sales or deeds-in-lieu of foreclosure. We expect our credit losses will decrease in the future as a result of the higher credit quality of our new book of business, the decrease in our legacy book and anticipated positive home price growth, which reduces the level of defaults we expect on our new book of business and our legacy book, and lowers severity at the time of charge off. However, we continue to expect our credit losses to remain elevated in 2013 relative to pre-housing crisis levels. In addition, to the extent the slow pace of foreclosures continues in the second half of 2013, our realization of some credit losses will be delayed.
Loss Reserves. Our total loss reserves were $53.1 billion as of June 30, 2013, down from $62.6 billion as of December 31, 2012 and their peak of $76.9 billion as of December 31, 2011. If delinquencies continue to trend downward and home prices continue to increase, we expect our loss reserves will continue to decline, but at a slower pace than in recent quarters due to our expectation that the pace of home price growth will slow. Although our loss reserves have declined substantially from their peak and are expected to decline further, we expect our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default.
Uncertainty Regarding our Future Status. There is significant uncertainty regarding the future of our company, including how long the company will continue to be in its current form, the extent of our role in the market, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. We expect this uncertainty to continue.
We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs. See “Business—Legislative and Regulatory Developments” in our 2012 Form 10-K and “Legislative and Regulatory Developments” in this report for discussions of proposals for GSE reform that could materially affect our business, including two bills introduced in Congress in recent months that, among other things, would require the wind down of Fannie Mae and Freddie Mac. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, our future dividend and income tax payments to Treasury, our future revenues, the profitability and performance of single-family loans we have acquired, our future acquisitions, our future delinquency, default and severity rates, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future mortgage originations and future home prices. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; our future serious delinquency rates; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies relating to our loss reserves; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loan; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fair value of our assets and liabilities; impairments of our assets; changes in generally accepted accounting principles (“GAAP”); credit availability; natural and other disasters; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2012 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Legislative and Regulatory Developments” and “Business—Our Charter and Regulation of Our Activities” in our 2012 Form 10-K and in “MD&A—Legislative and Regulatory Developments” in our quarterly report on Form 10-Q for the quarter ended March 31, 2013 (“First Quarter 2013 Form 10-Q”). Also see “Risk Factors” in our 2012 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
GSE Reform
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, calls for enactment of meaningful structural reforms of Fannie Mae and Freddie Mac. See “Business—Legislative and Regulatory Developments” in our 2012 Form 10-K and “MD&A—Legislative and Regulatory Developments” in our First Quarter 2013 Form 10-Q for a description of activities relating to GSE reform that occurred in 2011, 2012 and early 2013, including a description of: the Administration’s February 2011 report on GSE reform, which discusses potential options for a new long-term structure for the housing finance system following the wind down of Fannie Mae and Freddie Mac; certain FHFA objectives for Fannie Mae and Freddie Mac included in its 2013 conservatorship scorecard that are designed to help build a new infrastructure for the secondary mortgage market and reduce the GSEs’ dominant presence in the marketplace while simplifying and shrinking our operations; and legislation introduced in the last congressional session relating to housing finance system reform and the GSEs.
On August 6, 2013, President Obama publicly discussed the Administration’s housing policy priorities, including a core principle that included winding down Fannie Mae and Freddie Mac through a responsible transition. In a paper released by the White House, the Administration endorsed several initiatives to facilitate this transition, including the reduction of Fannie Mae’s and Freddie Mac’s investment portfolios by at least 15% per year through 2018, engaging in credit risk transfer pilot programs and continuing the work to develop a common securitization platform.
Congress has continued to consider and take action relating to housing finance system reform and the GSEs during the current congressional session. For example:

•	In March 2013, the Senate passed an amendment to its budget resolution that makes it more difficult for Congress to require an increase in our guaranty fees to offset government spending.

•
In March 2013, the “Jumpstart GSE Reform Act” was introduced in the Senate. The bill would prohibit an increase in a GSE’s guaranty fees to offset spending unrelated to the business operations at the GSEs. The bill would also prohibit Treasury from disposing of its senior preferred stock of the GSEs until legislation has been enacted that includes specific instruction for its disposition.

•
In June 2013, the “Let the GSEs Pay Us Back Act of 2013” was introduced in the House of Representatives. This bill would require the amendment of Fannie Mae’s and Freddie Mac’s senior preferred stock purchase agreements with Treasury to:

◦	terminate the dividends on the senior preferred stock;

◦	treat the funds received by a GSE from Treasury under the agreement, both before and after the amendment, as a fully amortizing loan with a maturity of 30 years and an annual interest rate of 5%; and

◦	credit the dividends previously paid by a GSE to Treasury on the senior preferred stock as payments of principal and interest under the loan.

•	In June 2013, the “Housing Finance Reform and Taxpayer Protection Act of 2013” was introduced in the Senate with bi-partisan co-sponsors. Among other things, the bill would:

◦
require the wind down of Fannie Mae and Freddie Mac. The companies’ charters would be repealed within five years of enactment (except for charter provisions relating to the rights of holders of the companies’ debt and MBS obligations) and the companies would then have no authority to conduct new business. A full faith and credit U.S. government guaranty would be extended to the companies’ then-outstanding debt and MBS obligations;

◦
require that any proceeds from the wind down go first to Fannie Mae’s and Freddie Mac’s senior preferred shareholders, then preferred shareholders and then common shareholders, with the amount of proceeds to be paid to these shareholders to be determined by the U.S. government;

◦	set requirements for the disposition of the functions, activities, infrastructure and property of Fannie Mae and Freddie Mac; and

◦	decrease conforming loan limits in high cost areas and require the gradual reduction of Fannie Mae’s and Freddie Mac’s retained mortgage portfolios.

•	In July 2013, the Financial Services Committee of the House of Representatives approved the “Protecting American Taxpayers and Homeowners Act of 2013.” Among other things, the bill would:

◦
require FHFA to place Fannie Mae and Freddie Mac into receivership within five years of enactment, or potentially longer in certain circumstances. The companies’ charters would then be repealed (except for charter provisions relating to the rights of holders of the companies’ debt and MBS obligations) and the companies would then have no authority to conduct new business. A full faith and credit U.S. government guaranty would be extended to the companies’ then-outstanding debt and MBS obligations; and

◦
place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being placed into receivership, including decreasing conforming loan limits in high cost areas, gradually reducing the size of Fannie Mae’s and Freddie Mac’s retained mortgage portfolios to $250 billion, likely requiring the companies to increase guaranty fees and requiring the companies to enter into additional risk sharing transactions to cover at least 10% of their new single-family business each year.

We expect Congress to continue to consider housing finance system reform in the current congressional session, including conducting hearings on GSE reform and considering legislation that would alter the housing finance system or the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.
Lawsuits Challenging the Senior Preferred Stock Purchase Agreements and Conservatorship
Several lawsuits have been filed in recent months by preferred and common stockholders of Fannie Mae and Freddie Mac against the U.S. government and, in some cases, the Secretary of the Treasury and the Acting Director of FHFA challenging actions taken by Treasury and FHFA relating to the senior preferred stock purchase agreements and conservatorships of Fannie Mae and Freddie Mac. We are not a party to these lawsuits, except for the Cacciapelle, American European Insurance Company and Dennis suits described in “Note 17, Commitments and Contingencies.” The legal claims being advanced by these lawsuits include challenges to the net worth sweep provisions of the senior preferred stock, which were implemented pursuant to the third amendments to the senior preferred stock purchase agreements entered into in August 2012. These lawsuits seek various forms of relief, including monetary damages and injunctive relief nullifying the third amendments to the senior preferred stock purchase agreements. For a description of the third amendment to our senior preferred stock purchase agreement with Treasury, see our current report on Form 8-K filed with the SEC on August 17, 2012. We cannot predict the course or the outcome of these lawsuits, or the actions the U.S. government (including Treasury or FHFA) may take in response to any ruling or finding in any of these lawsuits. Accordingly, we cannot predict what impact, if any, these lawsuits will have on our business.
Lawsuit Regarding the Housing Trust Fund
In July 2013, a lawsuit was filed against FHFA and the Acting Director of FHFA challenging FHFA’s decision to suspend Fannie Mae’s and Freddie Mac’s contributions to the Department of Housing and Urban Development’s (“HUD”) Housing Trust Fund. See “Legal Proceedings” for a description of this lawsuit and its potential impact on our financial results.

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
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified four of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:
•    Fair Value Measurement
•    Total Loss Reserves
•    Other-Than-Temporary Impairment of Investment Securities
•    Deferred Tax Assets
See “MD&A—Critical Accounting Policies and Estimates” in our 2012 Form 10-K for a detailed discussion of these critical accounting policies and estimates. We describe below significant changes in the judgments and assumptions we made during the first half of 2013 in applying our critical accounting policies and significant changes to our critical estimates.
Total Loss Reserves
Our total single-family and multifamily loss reserves consist of the following components:

•	Allowance for loan losses;

•	Allowance for accrued interest receivable;

•	Reserve for guaranty losses; and

•	Allowance for preforeclosure property tax and insurance receivable.
We continually monitor prepayment, default and loss severity trends and periodically make changes in our historically developed assumptions to better reflect present conditions of loan performance. In the second quarter of 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans based on current observable performance trends as well as future expectations of payment behavior. These updates reflect faster prepayment and lower default expectations for these loans primarily as a result of improvements in loan performance, in part due to increases in home prices. Increases in home prices reduce the mark-to-market loan-to-value (“LTV”) ratios on these loans and, as such, borrowers build equity. Faster prepayment and lower default expectations shortened the expected average life of modified loans which reduced the expected credit losses and lowered concessions on modified loans. This resulted in a decrease to our allowance for loan losses as of June 30, 2013 and an incremental benefit for credit losses of approximately $2.2 billion for the second quarter of 2013.
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
After weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of March 31, 2013. Therefore, we concluded that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that will be released against income before federal income taxes for the remainder of the year. However, we retained $491 million of the valuation allowance that pertains to our capital loss carryforwards, which we believe will expire unused. We recognized a benefit for federal income taxes of $48.6 billion in our condensed consolidated statements of operations and comprehensive income in the first half of 2013 primarily due to the release of the valuation allowance.
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
As discussed in our 2012 Form 10-K in “MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets,” releasing all or a portion of the valuation allowance in any period after December 31, 2012 did not reduce the funding available to us under the senior preferred stock purchase agreement and therefore did not result in regulatory actions that would limit our business operations to ensure our safety and soundness. In addition, we transitioned from a three-year cumulative loss position over the three years ended December 31, 2012 to a three-year cumulative income position over the three years ended March 31, 2013. The change in these conditions during the first quarter of 2013 removed negative evidence that supported maintaining the valuation allowance against our net deferred tax assets as of December 31, 2012. The balance of our net deferred tax assets was $48.7 billion as of June 30, 2013 compared with net deferred tax liabilities of $509 million as of December 31, 2012.
We expect that the remaining valuation allowance not related to capital loss carryforwards will be reduced against income before federal income taxes throughout the remaining quarters of 2013 until that amount is reduced to zero as of December 31, 2013. The timing of the reduction of this remaining valuation allowance will be determined by our estimated income recognition for 2013.
Income before federal income taxes recorded in the remainder of 2013 may be greater or less than our estimate used for the first quarter of 2013. In the second quarter of 2013, we updated our estimate of income before federal income taxes for 2013 and determined it was greater than our estimate used as of March 31, 2013. Therefore, we recognized a provision for federal income taxes of $2.0 billion for the second quarter of 2013. For the first half of 2013, we recognized a benefit for federal income taxes of $48.6 billion. We did not recognize a benefit or provision for federal income taxes for the second quarter or first half of 2012. Starting in 2014, we expect that our effective tax rate will approach the statutory tax rate.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our condensed consolidated results of operations for the periods indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 4 displays a summary of our condensed consolidated results of operations for the periods indicated.
Table 4: Summary of Condensed Consolidated Results of Operations

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in millions)
Net interest income	$5,667	$5,428	$239	$11,971	$10,625	$1,346
Fee and other income	485	395	90	1,053	770	283
Net revenues	6,152	5,823	329	13,024	11,395	1,629
Investment gains, net	290	131	159	408	247	161
Net other-than-temporary impairments	(6)	(599)	593	(15)	(663)	648
Fair value gains (losses), net	829	(2,449)	3,278	1,663	(2,166)	3,829
Administrative expenses	(626)	(567)	(59)	(1,267)	(1,131)	(136)
Credit-related income
Benefit for credit losses	5,383	3,041	2,342	6,340	1,041	5,299
Foreclosed property income (expense)	332	70	262	592	(269)	861
Total credit-related income	5,715	3,111	2,604	6,932	772	6,160
Other non-interest expenses(1)	(274)	(331)	57	(551)	(617)	66
Income before federal income taxes	12,080	5,119	6,961	20,194	7,837	12,357
(Provision) benefit for federal income taxes	(1,985)	—	(1,985)	48,586	—	48,586
Net income	10,095	5,119	4,976	68,780	7,837	60,943
Less: Net income attributable to noncontrolling interest	(11)	(5)	(6)	(11)	(4)	(7)
Net income attributable to Fannie Mae	$10,084	$5,114	$4,970	$68,769	$7,833	$60,936
Total comprehensive income attributable to Fannie Mae	$10,250	$5,442	$4,808	$69,589	$8,523	$61,066
__________

(1)	Consists of debt extinguishment gains (losses), net and other expenses.
Net Interest Income
Table 5 displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Table 6 displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 5: Analysis of Net Interest Income and Yield

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$332,779	$3,209	3.86%	$373,943	$3,599	3.85%
Mortgage loans of consolidated trusts	2,690,045	24,847	3.69	2,614,284	28,424	4.35
Total mortgage loans(1)	3,022,824	28,056	3.71	2,988,227	32,023	4.29
Mortgage-related securities	218,313	2,489	4.56	274,585	3,266	4.76
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(140,139)	(1,629)	4.65	(177,235)	(2,178)	4.92
Total mortgage-related securities, net	78,174	860	4.40	97,350	1,088	4.47
Non-mortgage securities(2)	53,711	13	0.10	54,451	20	0.15
Federal funds sold and securities purchased under agreements to resell or similar arrangements	72,228	22	0.12	21,916	10	0.18
Advances to lenders	5,452	27	1.96	5,637	30	2.11
Total interest-earning assets	$3,232,389	$28,978	3.59%	$3,167,581	$33,171	4.19%
Interest-bearing liabilities:
Short-term debt(3)	$105,098	$36	0.14%	$89,820	$30	0.13%
Long-term debt	508,768	2,552	2.01	569,211	2,997	2.11
Total short-term and long-term funding debt	613,866	2,588	1.69	659,031	3,027	1.84
Debt securities of consolidated trusts	2,772,111	22,352	3.23	2,684,443	26,894	4.01
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(140,139)	(1,629)	4.65	(177,235)	(2,178)	4.92
Total debt securities of consolidated trusts held by third parties	2,631,972	20,723	3.15	2,507,208	24,716	3.94
Total interest-bearing liabilities	$3,245,838	$23,311	2.87%	$3,166,239	$27,743	3.50%
Net interest income/net interest yield		$5,667	0.70%		$5,428	0.69%

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in Millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$339,209	$7,039	4.15%	$375,983	$7,168	3.81%
Mortgage loans of consolidated trusts	2,679,643	50,241	3.75	2,605,744	57,425	4.41
Total mortgage loans(1)	3,018,852	57,280	3.79	2,981,727	64,593	4.33
Mortgage-related securities	227,310	5,172	4.55	281,518	6,724	4.78
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(146,562)	(3,426)	4.68	(181,725)	(4,483)	4.93
Total mortgage-related securities, net	80,748	1,746	4.32	99,793	2,241	4.49
Non-mortgage securities(2)	48,325	26	0.11	61,693	43	0.14
Federal funds sold and securities purchased under agreements to resell or similar arrangements	71,023	49	0.14	29,701	23	0.15
Advances to lenders	5,767	57	1.97	5,343	55	2.04
Total interest-earning assets	$3,224,715	$59,158	3.67%	$3,178,257	$66,955	4.21%
Interest-bearing liabilities:
Short-term debt(3)	$108,923	$78	0.14%	$111,564	$71	0.13%
Long-term debt	511,339	5,227	2.04	573,683	6,182	2.16
Total short-term and long-term funding debt	620,262	5,305	1.71	685,247	6,253	1.82
Debt securities of consolidated trusts	2,763,662	45,308	3.28	2,673,505	54,560	4.08
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(146,562)	(3,426)	4.68	(181,725)	(4,483)	4.93
Total debt securities of consolidated trusts held by third parties	2,617,100	41,882	3.20	2,491,780	50,077	4.02
Total interest-bearing liabilities	$3,237,362	$47,187	2.92%	$3,177,027	$56,330	3.55%
Net interest income/net interest yield		$11,971	0.74%		$10,625	0.67%

	As of June 30,
	2013	2012
Selected benchmark interest rates(4)
3-month LIBOR	0.27%	0.46%
2-year swap rate	0.51	0.55
5-year swap rate	1.57	0.97
30-year Fannie Mae MBS par coupon rate	3.32	2.57
__________

(1)	Includes mortgage loans on nonaccrual status. Interest income on nonaccrual mortgage loans is recognized when cash is received.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.

(4)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg L.P.

Table 6: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013 vs. 2012			June 30, 2013 vs. 2012
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(390)	$(397)	$7	$(129)	$(734)	$605
Mortgage loans of consolidated trusts	(3,577)	804	(4,381)	(7,184)	1,590	(8,774)
Total mortgage loans	(3,967)	407	(4,374)	(7,313)	856	(8,169)
Total mortgage-related securities, net	(228)	(210)	(18)	(495)	(414)	(81)
Non-mortgage securities(2)	(7)	—	(7)	(17)	(8)	(9)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	12	16	(4)	26	29	(3)
Advances to lenders	(3)	(1)	(2)	2	4	(2)
Total interest income	(4,193)	212	(4,405)	(7,797)	467	(8,264)
Interest expense:
Short-term debt(3)	6	5	1	7	(2)	9
Long-term debt	(445)	(308)	(137)	(955)	(648)	(307)
Total short-term and long-term funding debt	(439)	(303)	(136)	(948)	(650)	(298)
Total debt securities of consolidated trusts held by third parties	(3,993)	1,290	(5,283)	(8,195)	2,619	(10,814)
Total interest expense	(4,432)	987	(5,419)	(9,143)	1,969	(11,112)
Net interest income	$239	$(775)	$1,014	$1,346	$(1,502)	$2,848
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.
Net interest income increased in the second quarter and first half of 2013, compared with the second quarter and first half of 2012, primarily due to accelerated net amortization income on loans and debt of consolidated trusts, lower interest expense on funding debt, a reduction in the amount of interest income not recognized for nonaccrual mortgage loans, and higher guaranty fees. These factors were partially offset by lower interest income on mortgage loans and securities held in our retained mortgage portfolio. The primary drivers of these changes were:

•	accelerated net amortization income related to mortgage loans and debt of consolidated trusts driven by a high volume of prepayments due to continued low interest rates;

•
higher interest income recognized on mortgage loans due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans. The balance of nonaccrual loans in our condensed consolidated balance sheet declined as we continued to complete a high number of loan workouts and foreclosures, and fewer loans became seriously delinquent;

•
higher guaranty fees, primarily due to an average increase of 10 basis points implemented during the fourth quarter of 2012 and the 10 basis point increase related to the TCCA, which increased guaranty fees on all single-family residential mortgages delivered to Fannie Mae starting on April 1, 2012. The incremental TCCA-related guaranty fees are remitted to Treasury and recorded in “Other expenses” in our condensed consolidated statements of operations and comprehensive income; and

•
lower interest income on mortgage loans and securities held in our retained mortgage portfolio due to lower mortgage rates and a decrease in their average balance, as we continued to reduce our retained mortgage portfolio pursuant to the requirements of the senior preferred stock purchase agreement. This decrease in interest income was partially offset by lower interest expense on funding debt due to lower borrowing rates and funding needs, which allowed us to continue to replace higher-cost debt with lower-cost debt.

Additionally, in the first quarter of 2013 we recognized higher interest income on mortgage loans of Fannie Mae as a result of our resolution agreement with Bank of America. Upon settlement of the resolution agreement, the basis adjustments on the loans repurchased by Bank of America were recognized into interest income.
We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment over the contractual or estimated life of the loan or security as a component of net interest income. Net unamortized premiums on debt of consolidated trusts exceeded net unamortized premiums on the related mortgage loans by $22.3 billion as of June 30, 2013, compared with $16.8 billion as of December 31, 2012. This net premium position represents deferred revenue which is amortized within net interest income. This deferred revenue primarily relates to upfront fees we receive from lenders in lieu of charging a higher guaranty fee for loans with greater credit risk and upfront payments we receive from lenders to adjust the monthly contractual guaranty fee rate on a Fannie Mae MBS so that the pass-through coupon rate on the MBS is in a more easily tradable increment of a whole or half percent. The increase in net unamortized premiums from December 31, 2012 to June 30, 2013 is primarily due to continued high refinancing volumes with higher upfront fees.
We had $14.9 billion in net unamortized discounts and other cost basis adjustments on mortgage loans of Fannie Mae included in our condensed consolidated balance sheets as of June 30, 2013 compared with $15.8 billion as of December 31, 2012. These discounts and other cost basis adjustments were primarily recorded upon the acquisition of credit-impaired loans and the extent to which we may record them as income in future periods will be based on the actual performance of the loans.
Table 7 displays the interest income not recognized for loans on nonaccrual status and the resulting reduction in our net interest yield on total interest earning assets for the periods indicated.
Table 7: Impact of Nonaccrual Loans on Net Interest Income

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2013			2012			2013			2012
	Interest Income Not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income Not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income Not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income Not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)
	(Dollars in millions)
Mortgage loans of Fannie Mae	$(633)			$(896)			$(1,284)			$(1,878)
Mortgage loans of consolidated trusts	(85)			(147)			(197)			(327)
Total mortgage loans	$(718)	(9)	bps	$(1,043)	(13)	bps	$(1,481)	(9)	bps	$(2,205)	(14)	bps
__________

(1)	Amount includes cash received for loans on nonaccrual status.

(2)	Calculated based on annualized interest income not recognized divided by total interest-earning assets, expressed in basis points.
For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. Fee and other income increased in the second quarter of 2013 compared with the second quarter of 2012 primarily as a result of a legal settlement related to certain private-label securities recognized in the second quarter of 2013. Fee and other income increased in the first half of 2013 compared with the first half of 2012 primarily as a result of higher yield maintenance fees related to large multifamily loan prepayments in the first half of 2013.
Other-Than-Temporary Impairment of Investment Securities
Net other-than-temporary impairments decreased in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 primarily due to an update to the assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities in 2012, which resulted in a significant decrease in the net present value of projected cash flows. We updated our assumptions due to observable market trends, including extending the time it takes to liquidate the loans and increasing loss severity rates for loans where the servicers stopped advancing payments.

Fair Value Gains (Losses), Net
Table 8 displays the components of our fair value gains and losses.
Table 8: Fair Value Gains (Losses), Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(181)	$(391)	$(381)	$(765)
Net change in fair value during the period	872	(1,430)	1,503	(877)
Total risk management derivatives fair value gains (losses), net	691	(1,821)	1,122	(1,642)
Mortgage commitment derivatives fair value gains (losses), net	497	(562)	628	(767)
Total derivatives fair value gains (losses), net	1,188	(2,383)	1,750	(2,409)
Trading securities (losses) gains, net	(228)	(14)	168	270
Other, net(1)	(131)	(52)	(255)	(27)
Fair value gains (losses), net	$829	$(2,449)	$1,663	$(2,166)

			2013	2012
5-year swap rate:
As of January 1			0.86%	1.22%
As of March 31			0.95%	1.27%
As of June 30			1.57%	0.97%
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value Gains (Losses), Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. We recognized risk management derivative fair value gains in the second quarter and first half of 2013 primarily as a result of increases in the fair value of our pay-fixed derivatives due to increases in swap rates during the periods. We recognized risk management derivatives fair value losses in the second quarter and first half of 2012 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to decreases in swap rates during the periods.
We present, by derivative instrument type, the fair value gains and losses, net on our derivatives for the three and six months ended June 30, 2013 and 2012 in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value Gains (Losses), Net
We recognized fair value gains on our mortgage commitments in the second quarter and first half of 2013 primarily due to gains on commitments to sell mortgage-related securities as a result of a decrease in prices as interest rates increased during the commitment period. We recognized fair value losses on our mortgage commitments in the second quarter and first half of 2012 primarily due to losses on commitments to sell mortgage-related securities as a result of an increase in prices as interest rates decreased during the commitment period.
Trading Securities (Losses) Gains, Net
Losses from trading securities in the second quarter of 2013 were primarily driven by lower prices on commercial mortgage-backed securities (“CMBS”) due to a widening of credit spreads and higher interest rates. Gains from trading securities in the first half of 2013 were primarily driven by gains from higher prices on Alt-A and subprime private label securities, due to the narrowing of credit spreads on these securities as well as improvements in the credit outlook of certain financial guarantors of these securities in the first quarter of 2013. These gains were partially offset by the losses on CMBS in the second quarter of 2013.
Losses from trading securities in the second quarter of 2012 were primarily driven by the widening of credit spreads on CMBS. Gains from trading securities in the first half of 2012 were primarily due to the narrowing of credit spreads on CMBS in the first quarter of 2012, partially offset by the widening of credit spreads in the second quarter of 2012.
Credit-Related Income
We refer to our benefit for loan losses and provision for guaranty losses collectively as our “benefit for credit losses.” Credit-related income consists of our benefit for credit losses and foreclosed property (income) expense.
Benefit for Credit Losses
Our total loss reserves provide for an estimate of credit losses incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, as of each balance sheet date. We establish our loss reserves through our provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we reduce our loss reserves, we record a benefit for credit losses. When we determine that a loan is uncollectible, typically upon foreclosure, we record a charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a reduction to charge-offs.
Table 9 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. The fair value losses shown in Table 9 represent credit losses we expect to realize in the future or amounts that will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”
Table 9: Total Loss Reserves

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Allowance for loan losses	$49,643	$58,795
Reserve for guaranty losses(1)	1,230	1,231
Combined loss reserves	50,873	60,026
Allowance for accrued interest receivable	1,379	1,737
Allowance for preforeclosure property taxes and insurance receivable(2)	849	866
Total loss reserves	53,101	62,629
Fair value losses previously recognized on acquired credit-impaired loans(3)	12,206	13,694
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$65,307	$76,323
__________

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
Table 10 displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the periods indicated.

Table 10: Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$56,461	$70,109	$58,795	$72,156
Benefit for loan losses	(5,449)	(3,387)	(6,433)	(1,407)
Charge-offs(1)	(2,218)	(3,991)	(4,938)	(8,787)
Recoveries	572	485	1,844	971
Other(2)	277	159	375	442
Ending balance	$49,643	$63,375	$49,643	$63,375
Reserve for guaranty losses:
Beginning balance	$1,203	$997	$1,231	$994
Provision for guaranty losses	66	346	93	366
Charge-offs	(39)	(49)	(95)	(100)
Recoveries	—	26	1	60
Ending balance	$1,230	$1,320	$1,230	$1,320
Combined loss reserves:
Beginning balance	$57,664	$71,106	$60,026	$73,150
Total benefit for credit losses	(5,383)	(3,041)	(6,340)	(1,041)
Charge-offs(1)	(2,257)	(4,040)	(5,033)	(8,887)
Recoveries	572	511	1,845	1,031
Other(2)	277	159	375	442
Ending balance	$50,873	$64,695	$50,873	$64,695

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$49,930	$58,809
Multifamily	943	1,217
Total	$50,873	$60,026
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.76%	2.08%
Multifamily	0.46	0.59
Combined loss reserves as a percentage of:
Total guaranty book of business	1.67%	1.97%
Recorded investment in nonperforming loans	21.76	23.92

_________

(1)
Includes accrued interest of $122 million and $238 million for the three months ended June 30, 2013 and 2012, respectively, and $237 million and $511 million for the six months ended June 30, 2013 and 2012, respectively.

(2)
Amounts represent the net activity recorded in our allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers. The benefit for credit losses, charge-offs, recoveries and transfer activity included in this table reflects all changes for both the allowance for loan losses and the valuation allowances for accrued interest and preforeclosure property taxes and insurance receivable that relate to the mortgage loans.

Our benefit for credit losses continues to be a key driver of our results for each period presented. The amount of our benefit for credit losses varies from period to period based on changes in actual and expected home prices, borrower payment behavior, the types and volumes of loss mitigation activities and foreclosures completed, and actual and estimated recoveries from our lender and mortgage insurer counterparties. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for information on mortgage insurers and outstanding mortgage seller/servicer repurchase obligations. In addition, our benefit for credit losses and our loss reserves can be impacted by updates to the assumptions and data used in determining our allowance for loan losses.
Our benefit for credit losses increased in the second quarter and first half of 2013 compared with the second quarter and first half of 2012. Factors that impacted our benefit for credit losses include:

•
Home prices increased by 4.1% in the second quarter of 2013 compared with an increase of 3.2% in the second quarter of 2012 and increased by 5.9% in the first half of 2013 compared with an increase of 2.9% in the first half of 2012. Historically, we have seen seasonal improvement in homes prices in the second quarter; however, the home price increases in the second quarter and first half of 2013 were greater than the second quarter and first half of 2012 due to improving market conditions. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that default.

•
Sales prices on dispositions of our REO properties improved in the second quarter and first half of 2013 as a result of strong demand compared with the prior year. We received net proceeds from our REO sales equal to 68% of the loans’ unpaid principal balance in the second quarter of 2013 compared with 59% in the second quarter of 2012 and 66% in the first half of 2013 compared with 58% in the first half of 2012. The increase in sales prices contributed to a reduction in the single-family initial charge-off severity rate to 24.93% for the second quarter of 2013 from 30.59% for the second quarter of 2012, and to 26.09% for the first half of 2013 from 32.07% for the first half of 2012. The decrease in our charge-off severity rate indicates a lower amount of credit loss at foreclosure and, accordingly, a lower provision for credit losses.

•
In the second quarter of 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans, which resulted in a decrease to our allowance for loan losses. For additional information, see “Critical Accounting Policies and Estimates—Total Loss Reserves.”

•
The number of seriously delinquent loans declined 22% to approximately 483,000 as of June 30, 2013 from approximately 622,000 as of June 30, 2012 and the number of “early stage” delinquent loans (loans that are 30 to 89 days past due) declined 9% to approximately 410,000 as of June 30, 2013 from approximately 451,000 as of June 30, 2012. The reduction in the number of delinquent loans was due, in part, to our efforts since 2009 to improve our underwriting standards and the credit quality of our single-family guaranty book of business. A decline in the number of loans becoming delinquent or seriously delinquent reduces our total loss reserves and provision for credit losses.

The factors that contributed to our benefit for credit losses for the second quarter and first half of 2013 were partially offset by lower cash flow projections on our individually impaired loans due to increasing mortgage interest rates in the second quarter and first half of 2013. Higher mortgage interest rates lengthen the expected lives of modified loans and thus increase the impairment related to concessions on these loans, resulting in an increase to the provision for credit losses.
In the second quarter and first half of 2012, we identified misstatements in our estimate of the allowance for loan losses and reserve for guaranty losses. To correct these misstatements, we recorded an out-of-period adjustment of $1.1 billion to reduce the “Benefit for credit losses” in our condensed consolidated statement of operations and comprehensive income for the first half of 2012. See “Note 1, Summary of Significant Accounting Policies” in our 2012 Form 10-K for additional information.
We discuss our expectations regarding our future loss reserves in “Executive Summary—Outlook—Loss Reserves.”

Nonperforming Loans
Our balance of nonperforming single-family loans remained high as of June 30, 2013 due to high levels of loans modified as TDRs. When a TDR occurs, the loan may return to a current status, but it will continue to be classified as a nonperforming loan as the loan is not performing in accordance with its original terms. Table 11 displays the composition of our nonperforming loans, which includes our single-family and multifamily held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”
Table 11: Nonperforming Single-Family and Multifamily Loans

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$96,402	$114,761
TDRs on accrual status	137,340	136,064
Total on-balance sheet nonperforming loans	233,742	250,825
Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts(1)	54	72
Total nonperforming loans	233,796	250,897
Allowance for loan losses and allowance for accrued interest receivable related to individually impaired on-balance sheet nonperforming loans	(41,191)	(45,776)
Total nonperforming loans, net of allowance	$192,605	$205,121
Accruing on-balance sheet loans past due 90 days or more(2)	$753	$3,580

	For the Six Months Ended
	June 30,
	2013	2012
	(Dollars in millions)
Interest related to on-balance sheet nonperforming loans:
Interest income forgone(3)	$3,730	$4,318
Interest income recognized for the period(4)	3,029	2,981
__________

(1)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

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

Foreclosed Property (Income) Expense
Foreclosed property income increased in the second quarter of 2013 to $332 million compared with $70 million in the second quarter of 2012, primarily due to improved sales prices on dispositions of our REO properties, resulting from strong demand relative to REO supply. Additionally, we recognized foreclosed property income in the second quarter of 2013 resulting from cash received under the terms of the resolution agreement with CitiMortgage, Inc. and Citibank, N.A. (collectively, “CitiMortgage”) related to previously charged off loans. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for additional information on the CitiMortgage resolution agreement.

We recognized foreclosed property income of $592 million in the first half of 2013 compared with foreclosed property expense of $269 million in the first half of 2012 primarily due to the reasons described above. Additionally, we recognized foreclosed property income in the first half of 2013 resulting from cash received under the terms of the resolution agreements with Bank of America and GMAC Mortgage, LLC in the first quarter of 2013 related to previously charged off loans. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on the Bank of America and GMAC Mortgage, LLC resolution agreements.
Credit Loss Performance Metrics
Our credit-related income should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonperforming loans, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 12 displays the components of our credit loss performance metrics as well as our average single-family and multifamily default rates and initial charge-off severity rates.
Table 12: Credit Loss Performance Metrics

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2013			2012			2013			2012
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$1,685	22.2	bps	$3,529	46.3	bps	$3,188	21.0	bps	$7,856	51.7	bps
Foreclosed property (income) expense	(332)	(4.4)		(70)	(0.9)		(592)	(3.9)		269	1.8
Credit losses including the effect of fair value losses on acquired credit-impaired loans	1,353	17.8		3,459	45.4		2,596	17.1		8,125	53.5
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property (income) expense(2)	251	3.3		369	4.8		506	3.3		794	5.2
Credit losses and credit loss ratio	$1,604	21.1	bps	$3,828	50.2	bps	$3,102	20.4	bps	$8,919	58.7	bps
Credit losses attributable to:
Single-family	$1,541			$3,778			$3,044			$8,733
Multifamily	63			50			58			186
Total	$1,604			$3,828			$3,102			$8,919
Single-family default rate		0.31%			0.41%			0.63%			0.82%
Single-family initial charge-off severity rate(3)		24.93%			30.59%			26.09%			32.07%
Average multifamily default rate		0.11%			0.10%			0.12%			0.25%
Average multifamily initial charge-off severity rate(3)		30.07%			30.86%			28.06%			38.78%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from short sales and third-party sales.

Credit losses decreased in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 primarily due to improved sales prices of our REO properties and lower REO acquisitions primarily driven by lower delinquencies in the second quarter and first half of 2013. Additionally, our resolution agreements with Bank of America, GMAC Mortgage, LLC and CitiMortgage in the first half of 2013 relating to repurchase requests resulted in recoveries of previously charged off loans, which also contributed to the decrease in our credit losses in the first half of 2013. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for additional information on the CitiMortgage resolution agreement. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on the Bank of America and GMAC Mortgage, LLC resolution agreements.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”
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
Table 13 displays the credit loss sensitivities as of the dates indicated for first-lien single-family loans that are in our retained mortgage portfolio or underlying Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancements.
Table 13: Single-Family Credit Loss Sensitivity(1)

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Gross single-family credit loss sensitivity	$11,694	$13,508
Less: Projected credit risk sharing proceeds	(1,225)	(2,206)
Net single-family credit loss sensitivity	$10,469	$11,302
Single-family loans in our retained mortgage portfolio and loans underlying Fannie Mae MBS	$2,776,464	$2,765,460
Single-family net credit loss sensitivity as a percentage of outstanding single-family loans in our retained mortgage portfolio and Fannie Mae MBS	0.38%	0.41%
__________

(1)
Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 98% of our total single-family guaranty book of business as of June 30, 2013 and December 31, 2012. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our retained mortgage portfolio or held by third parties), excluding certain whole loan Real Estate Mortgage Investment Conduits (“REMICs”) and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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

Federal Income Taxes
We recognized a provision for federal income taxes of $2.0 billion in the second quarter of 2013 and a benefit for federal income taxes of $48.6 billion for the first half of 2013. We did not recognize a benefit or provision for federal income taxes for the second quarter or first half of 2012. In the first quarter of 2013, we released the substantial majority of the valuation allowance against our deferred tax assets. We discuss the factors that led us to release our valuation allowance against our deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes.”

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
In this section, we summarize our segment results for the second quarter and first half of 2013 and 2012 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 12, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
During the first quarter of 2013, we released the substantial majority of our valuation allowance against our deferred tax assets, except for amounts that will be released against income before federal income taxes for the remainder of the year and the portion of the valuation allowance that pertains to our capital loss carryforwards. This resulted in a significant benefit for income taxes during the first half of 2013. See “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets. The benefit for income taxes allocated to each business segment represents the release of the valuation allowance against deferred tax assets that primarily are directly attributable to that segment based on the nature of the item.
Single-Family Business Results
Table 14 displays the financial results of our Single-Family business for the periods indicated. For a discussion on Single-Family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Expenses and other items that impact income or loss primarily include credit-related income, net interest (loss) income and administrative expenses.

Table 14: Single-Family Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in millions)
Net interest (loss) income(1)	$(50)	$(215)	$165	$470	$(594)	$1,064
Guaranty fee income(2)(3)	2,544	1,970	574	4,919	3,881	1,038
Credit-related income(4)	5,681	3,015	2,666	6,715	630	6,085
Other expenses(3)(5)	(627)	(416)	(211)	(1,235)	(831)	(404)
Income before federal income taxes	7,548	4,354	3,194	10,869	3,086	7,783
(Provision) benefit for federal income taxes(6)	(1,050)	—	(1,050)	30,528	—	30,528
Net income attributable to Fannie Mae	$6,498	$4,354	$2,144	$41,397	$3,086	$38,311
Other key performance data:
Single-family effective guaranty fee rate (in basis points)(3)(7)	35.8	27.7		34.7	27.3
Single-family average charged guaranty fee on new acquisitions (in basis points)(3)(8)	56.9	40.3		55.7	34.2
Average single-family guaranty book of business(9)	$2,838,865	$2,848,947		$2,837,002	$2,846,754
Single-family Fannie Mae MBS issuances(10)	$206,978	$175,043		$428,843	$371,798
__________

(1)
Includes the cost to reimburse the Capital Markets group for interest income not recognized for loans in our retained mortgage portfolio on nonaccrual status, the cost to reimburse MBS trusts for interest income not recognized for loans in consolidated trusts on nonaccrual status and income from cash payments received on loans that have been placed on nonaccrual status.

(2)
Guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our condensed consolidated statements of operations and comprehensive income.

(3)
Pursuant to the TCCA, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date for securitization by 10 basis points, and the incremental revenue must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is included in other expenses. This increase in guaranty fee is also included in the single-family average charged guaranty fee.

(4)	Consists of the benefit for credit losses and foreclosed property income (expense).

(5)	Consists of investment gains, net, fair value losses, net, fee and other income, administrative expenses and other expenses.

(6)
The benefit for the first half of 2013 primarily represents the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our single-family segment based on the nature of the item.

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
Pre-tax income increased in the second quarter and first half of 2013 compared with the second quarter and first half of 2012, primarily due to an increase in credit-related income. Credit-related income for the second quarter and first half of 2013 primarily resulted from a continued increase in home prices, including higher average sales prices on our REO properties. In addition, in the second quarter of 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans to reflect faster prepayment and lower default expectations for these loans, which resulted in an increase in credit-related income in the second quarter and first half of 2013. See “Critical Accounting Policies and Estimates—Total Loss Reserves” for additional information. The positive impact of these factors on our credit-related income for the second quarter and first half of 2013 was partially offset by lower cash flow projections on our individually impaired loans due to increasing mortgage interest rates in the second quarter and first half of 2013. Higher mortgage interest rates lengthen the expected lives of modified loans and thus increase the impairment related to concessions on these loans, resulting in an increase to the provision for credit losses. Our single-family credit-related income represents the substantial majority of our consolidated activity. We provide a discussion of our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related Income.”
Net interest loss decreased in the second quarter of 2013 compared with the second quarter of 2012, primarily due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans in our condensed consolidated balance sheets due to a decline in the number of delinquent loans in our single-family guaranty book of business. We recognized net interest income in the first half of 2013 compared with net interest loss in the first half of 2012, primarily due to the reduction in the amount of interest income not recognized for nonaccrual mortgage loans, as well as our resolution agreement with Bank of America in the first quarter of 2013, which resulted in the recovery of unamortized cost basis adjustments on the loans repurchased by Bank of America. See “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on this agreement.
Guaranty fee income increased in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 due to the impact of price increases, including a 10 basis point increase on April 1, 2012 mandated by the TCCA and an additional average increase of 10 basis points implemented during the fourth quarter of 2012, and higher amortization income on risk-based fees. As described in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue” in our 2012 Form 10-K, in December 2011, Congress enacted the TCCA which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. Effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae and Freddie Mac on or after that date for securitization was increased by 10 basis points; accordingly, the single-family average charged guaranty fee increased. The resulting revenue is included in guaranty fee income, and the expense is included in other expenses. We recorded other expenses of $233 million for the second quarter of 2013 compared with $26 million for the second quarter of 2012 and $419 million for the first half of 2013 compared with $26 million for the first half of 2012 for this obligation due to Treasury. We expect the guaranty fees collected and expenses incurred to increase in the future.
Net income in the second quarter of 2013 included a provision for federal income taxes, as our current estimate of income before federal income taxes for 2013 was greater than our estimate as of March 31, 2013. There was no provision for federal income taxes recognized for the second quarter of 2012. Net income in the first half of 2013 included a benefit for federal income taxes that primarily represents the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our single-family segment. Those assets primarily related to the allowance for loan losses and guaranty fee income. See “Note 10, Income Taxes” for additional information.
The increase in the single-family average charged guaranty fee on new acquisitions in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 was primarily due to price increases implemented during 2012, as discussed above. Although we do not know the specific timing, form or extent of future changes in our guaranty fee pricing, we believe that we will increase our guaranty fees in the future. Increases in our guaranty fee pricing support FHFA’s strategic plan to gradually contract our dominant presence in the marketplace and attract private capital. We expect that any future increases to guaranty fee pricing will likely further increase our guaranty fee revenue.
Our estimated market share of new single-family mortgage-related securities issuances, which excludes previously securitized mortgages, remained high at 45% for the second quarter of 2013 and 46% for the first half of 2013. Despite our continued high market share, our average single-family guaranty book of business remained flat in the second quarter and first half of 2013 compared with the second quarter and first half of 2012, primarily due to the decline in U.S. residential mortgage debt outstanding.
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
Table 15 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related income and administrative expenses.

Table 15: Multifamily Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in millions)
Guaranty fee income(1)	$300	$252	$48	$591	$495	$96
Fee and other income	38	49	(11)	89	96	(7)
Gains from partnership investments(2)	104	18	86	163	29	134
Credit-related income(3)	34	96	(62)	217	142	75
Other expenses(4)	(80)	(57)	(23)	(153)	(125)	(28)
Income before federal income taxes	396	358	38	907	637	270
(Provision) benefit for federal income taxes(5)	(10)	—	(10)	7,978	—	7,978
Net income attributable to Fannie Mae	$386	$358	$28	$8,885	$637	$8,248
Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(6)	58.4	51.0		57.5	50.3
Multifamily credit loss performance ratio (in basis points)(7)	12.3	10.1		5.6	18.9
Average multifamily guaranty book of business(8)	$205,466	$197,691		$205,704	$196,855
Multifamily new business volumes(9)	$7,765	$6,738		$15,981	$13,897
Multifamily units financed from new business volumes	140,000	119,000		283,000	236,000
Multifamily Fannie Mae MBS issuances(10)	$8,201	$7,542		$17,275	$16,393
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$2,972	$1,186		$6,208	$3,424
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(11)	$178	$215		$376	$419
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets group’s mortgage portfolio(12)	$78,409	$100,639		$82,166	$102,368

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Multifamily serious delinquency rate	0.28%	0.24%
Percentage of multifamily guaranty book of business with credit enhancement	91%	90%
Fannie Mae percentage of total multifamily mortgage debt outstanding(13)	22%	22%
Multifamily Fannie Mae MBS outstanding(14)	$140,182	$128,477
__________

(1)
Guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our condensed consolidated statements of operations and comprehensive income.

(2)
Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income. Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(3)	Consists of the benefit for credit losses and foreclosed property income.

(4)	Consists of net interest loss, investment gains, administrative expenses and other income.

(5)
The benefit for the first half of 2013 primarily represents the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our multifamily segment based on the nature of the item.

(6)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(7)	Calculated based on annualized Multifamily segment credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

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

(9)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period.

(10)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $602 million and $817 million for the three months ended June 30, 2013 and 2012, respectively, and $1.4 billion and $2.4 billion for the six months ended June 30, 2013 and 2012, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $27 million for the three months ended June 30, 2012, and $44 million and $190 million for the six months ended June 30, 2013 and 2012, respectively. There were no conversions recognized for the second quarter of 2013.

(11)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets Group on multifamily loans in Fannie Mae’s retained mortgage portfolio.

(12)	Based on unpaid principal balance.

(13)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of June 30, 2013 is as of March 31, 2013 and is based on the Federal Reserve’s March 2013 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(14)
Includes $25.0 billion and $28.1 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of June 30, 2013 and December 31, 2012, respectively, and $1.2 billion and $1.3 billion of Fannie Mae MBS collateralized by bonds issued by state and local housing finance agencies as of June 30, 2013 and December 31, 2012, respectively.

Pre-tax income increased in the second quarter of 2013 compared with the second quarter of 2012 primarily due to increased guaranty fee income and increased gains from partnership investments, partially offset by decreased credit-related income. Pre-tax income increased in the first half of 2013 compared with the first half of 2012 primarily due to increased guaranty fee income, increased credit-related income and increased gains from partnership investments.
Guaranty fee income increased in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 as we continue to acquire loans with higher guaranty fees. Loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Credit-related income decreased in the second quarter of 2013 compared with the second quarter of 2012, primarily due to a smaller reduction in our multifamily loss reserves in the second quarter of 2013. Multifamily loss reserves decreased by a larger amount in the second quarter of 2012 due to a greater improvement in default and loss severity trends compared with the second quarter of 2013. Credit-related income increased in the first half of 2013 compared with the first half of 2012, primarily due to improvements in the sales prices of our REO properties and reductions to our total loss reserves resulting from an improvement in national multifamily market fundamentals.
Gains from partnership investments increased in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 as the continued strength of national multifamily market fundamentals resulted in improved property-level operating performance and increased gains on the sale of investments.
Net income in the second quarter of 2013 included a provision for federal income taxes, as our current estimate of income before federal income taxes for 2013 was greater than our estimate as of March 31, 2013. There was no provision for federal income taxes recognized for the second quarter of 2012. Net income in the first half of 2013 included a benefit for federal income taxes that primarily represents the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our multifamily segment. Those assets primarily related to partnership and other equity investment losses and credits. See “Note 10, Income Taxes” for additional information.
Capital Markets Group Results
Table 16 displays the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments” in our 2012 Form 10-K and “Note 9, Derivative Instruments” in this report and our 2012 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains (losses), investment gains, allocated guaranty fee expense and administrative expenses.
Table 16: Capital Markets Group Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in millions)
Net interest income(1)	$2,680	$3,443	$(763)	$5,422	$6,984	$(1,562)
Investment gains, net(2)	898	1,458	(560)	2,247	2,465	(218)
Net other-than-temporary impairments	(6)	(597)	591	(15)	(661)	646
Fair value gains (losses), net(3)	841	(2,461)	3,302	1,716	(2,291)	4,007
Fee and other income	255	186	69	604	366	238
Other expenses(4)	(428)	(556)	128	(854)	(1,086)	232
Income before federal income taxes	4,240	1,473	2,767	9,120	5,777	3,343
(Provision) benefit for federal income taxes(5)	(925)	—	(925)	10,080	—	10,080
Net income attributable to Fannie Mae	$3,315	$1,473	$1,842	$19,200	$5,777	$13,423
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $1.0 billion and $1.3 billion for the three months ended June 30, 2013 and 2012, respectively, and $2.1 billion and $2.7 billion for the six months ended June 30, 2013 and 2012, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(4)
Includes allocated guaranty fee expense, debt extinguishment gains (losses), net, administrative expenses and other (expenses) income. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

(5)
The benefit for the first half of 2013 primarily represents the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Capital Markets group based on the nature of the item.

Pre-tax income increased in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 primarily due to fair value gains in the second quarter and first half of 2013 compared with fair value losses in the second quarter and first half of 2012 and a decrease in net other-than-temporary impairments, partially offset by a decrease in net interest income and a decrease in investment gains.
Fair value gains in the second quarter and first half of 2013 were primarily due to derivatives fair value gains driven by an increase in swap rates during the periods. Fair value losses in the second quarter and first half of 2012 were primarily due to derivatives fair value losses driven by a decrease in swap rates during the periods.
The net other-than-temporary impairments recognized by the Capital Markets group are consistent with our condensed consolidated statements of operations and comprehensive income as described in “Consolidated Results of Operations—Other-Than-Temporary Impairment of Investment Securities.” In addition, see “Note 5, Investments in Securities” for information on our other-than-temporary impairments by major security type and primary drivers for other-than-temporary impairments recorded during the periods disclosed.
The decrease in net interest income in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 was primarily due to a decrease in our mortgage-related assets and lower interest rates on mortgage assets in our Capital Market group’s mortgage portfolio. This decrease in interest income on our interest-earning mortgage assets was partially offset by a decline in interest expense due to lower funding needs and lower borrowing rates, which allowed us to continue to replace higher-cost debt with lower-cost debt.
We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value gains (losses), net” and is displayed in “Table 8: Fair Value Gains (Losses), Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets group’s interest expense, the Capital Markets group’s net interest income would have decreased by $181 million in the second quarter of 2013 compared with a decrease of $391 million in the second quarter of 2012, and would have decreased by $381 million in the first half of 2013 compared with a decrease of $765 million in the first half of 2012.
Investment gains decreased in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 primarily due to decreased gains on the sale of available-for-sale (“AFS”) securities due to an increase in interest rates in the second quarter of 2013.
Net income in the second quarter of 2013 included a provision for federal income taxes, as our current estimate of income before federal income taxes for 2013 was greater than our estimate as of March 31, 2013. There was no provision for federal income taxes recognized for the second quarter of 2012. Net income in the first half of 2013 included a benefit for federal income taxes that primarily represents the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Capital Markets group. Those assets primarily related to debt and derivative instruments and mortgage and mortgage-related assets. See “Note 10, Income Taxes” for additional information.
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
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. Under the agreement, the maximum allowable amount of mortgage assets we may own as of December 31, 2013 is $552.5 billion. As of June 30, 2013, we owned $565.2 billion in mortgage assets, compared with $633.1 billion as of December 31, 2012. Additionally, our 2013 conservatorship scorecard includes a goal to sell 5%, or $21.1 billion, of the non-agency mortgage-related assets we held in our retained mortgage portfolio as of December 31, 2012. During the first half of 2013, we sold $2.2 billion of non-agency assets. For additional information regarding our 2013 conservatorship scorecard, see our current report on Form 8-K filed with the SEC on March 8, 2013.

Table 17 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.
Table 17: Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Mortgage loans:
Beginning balance	$351,999	$394,777	$371,708	$398,271
Purchases	67,667	55,760	139,931	109,685
Securitizations(2)	(56,760)	(44,521)	(121,547)	(82,893)
Liquidations(3)	(19,164)	(19,212)	(46,350)	(38,259)
Mortgage loans, ending balance	343,742	386,804	343,742	386,804

Mortgage securities:
Beginning balance	245,780	296,886	261,346	310,143
Purchases(4)	9,722	5,520	19,184	10,491
Securitizations(2)	56,760	44,521	121,547	82,893
Sales	(75,853)	(45,249)	(151,060)	(86,495)
Liquidations(3)	(14,953)	(15,696)	(29,561)	(31,050)
Mortgage securities, ending balance	221,456	285,982	221,456	285,982
Total Capital Markets group’s mortgage portfolio	$565,198	$672,786	$565,198	$672,786
__________

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 18 displays the composition of the Capital Markets group’s mortgage portfolio as of June 30, 2013 and December 31, 2012.
Table 18: Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	June 30,	December 31,
	2013	2012
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans:
Government insured or guaranteed	$40,672	$40,886
Conventional:
Long-term, fixed-rate	228,479	240,791
Intermediate-term, fixed-rate	9,786	10,460
Adjustable-rate	15,224	18,008
Total single-family conventional	253,489	269,259
Total single-family loans	294,161	310,145
Multifamily loans:
Government insured or guaranteed	297	312
Conventional:
Long-term, fixed-rate	2,986	3,245
Intermediate-term, fixed-rate	37,786	45,662
Adjustable-rate	8,512	12,344
Total multifamily conventional	49,284	61,251
Total multifamily loans	49,581	61,563
Total Capital Markets group’s mortgage loans	343,742	371,708
Capital Markets group’s mortgage-related securities:
Fannie Mae	151,829	183,964
Freddie Mac	10,097	11,274
Ginnie Mae	918	1,049
Alt-A private-label securities	15,814	17,079
Subprime private-label securities	14,436	15,093
CMBS	17,435	20,587
Mortgage revenue bonds	7,319	8,486
Other mortgage-related securities	3,608	3,814
Total Capital Markets group’s mortgage-related securities(2)	221,456	261,346
Total Capital Markets group’s mortgage portfolio	$565,198	$633,054
__________

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $225.6 billion and $269.9 billion as of June 30, 2013 and December 31, 2012, respectively.
The Capital Markets group’s mortgage portfolio decreased as of June 30, 2013 compared with December 31, 2012, primarily due to sales and liquidations, partially offset by purchases of delinquent loans from MBS trusts, as discussed below. In general, purchases, securitizations and sales activities increased in the second quarter and first half of 2013 compared with the second quarter and first half of 2012. The increase in activity was primarily attributable to the continuation of low interest rates and the implementation of changes to HARP in the first half of 2012.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We purchased approximately 105,000 delinquent loans with an unpaid principal balance of $16.4 billion from our single-family MBS trusts in the first half of 2013. As of June 30, 2013, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent for four or more consecutive monthly payments was $2.5 billion.
As a result of purchasing these delinquent loans and our portfolio declining to meet the requirements of our senior preferred stock purchase agreement with Treasury, an increasing portion of the Capital Market group’s mortgage portfolio is comprised of nonperforming loans. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $218.4 billion or 39% of the Capital Markets group’s mortgage portfolio as of June 30, 2013, compared with $230.3 billion or 36% of the Capital Markets group’s mortgage portfolio as of December 31, 2012. This population includes loans that have been modified and classified as TDRs, of which $131.9 billion as of June 30, 2013 and $130.2 billion as of December 31, 2012 were TDRs on accrual status, as well as unmodified delinquent loans that are on nonaccrual status in our condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets as of the dates indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 19 displays a summary of our condensed consolidated balance sheets as of the dates indicated.
Table 19: Summary of Condensed Consolidated Balance Sheets

	As of
	June 30, 2013	December 31, 2012	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$62,518	$53,617	$8,901
Restricted cash	53,930	67,919	(13,989)
Investments in securities(1)	95,725	103,876	(8,151)
Mortgage loans:
Of Fannie Mae	329,017	355,936	(26,919)
Of consolidated trusts	2,696,680	2,652,265	44,415
Allowance for loan losses	(49,643)	(58,795)	9,152
Mortgage loans, net of allowance for loan losses	2,976,054	2,949,406	26,648
Deferred tax assets, net	48,679	—	48,679
Other assets(2)	43,759	47,604	(3,845)
Total assets	$3,280,665	$3,222,422	$58,243
Liabilities and equity
Debt:
Of Fannie Mae	$603,240	$615,864	$(12,624)
Of consolidated trusts	2,637,295	2,573,653	63,642
Other liabilities(3)	26,887	25,681	1,206
Total liabilities	3,267,422	3,215,198	52,224
Senior preferred stock	117,149	117,149	—
Other deficit(4)	(103,906)	(109,925)	6,019
Total equity	13,243	7,224	6,019
Total liabilities and equity	$3,280,665	$3,222,422	$58,243
__________

(1)
Includes $18.5 billion as of June 30, 2013 and $18.0 billion as of December 31, 2012 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 27: Cash and Other Investments Portfolio.”

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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash decreased as of June 30, 2013 compared with the balance as of December 31, 2012, resulting from a decrease in unscheduled payments received.
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
Table 20 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated. We classify private-label securities as Alt-A, subprime, CMBS or manufactured housing if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).
Table 20: Summary of Mortgage-Related Securities at Fair Value

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$14,293	$16,683
Freddie Mac	10,725	12,173
Ginnie Mae	1,021	1,188
Alt-A private-label securities	12,608	12,405
Subprime private-label securities	9,350	8,766
CMBS	19,078	22,923
Mortgage revenue bonds	7,007	8,517
Other mortgage-related securities	3,166	3,271
Total	$77,248	$85,926
During the second quarter of 2013, we sold $2.2 billion of CMBS. See “Business Segment Results—Capital Markets Group Results—The Capital Markets Group’s Mortgage Portfolio” for additional information on our mortgage portfolio reduction requirements.

See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of June 30, 2013 and December 31, 2012.
Mortgage Loans
The increase in mortgage loans, net of the allowance for loan losses, as of June 30, 2013 compared with the balance as of December 31, 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
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
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts as of June 30, 2013 compared with the balance as of December 31, 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs.
Stockholders’ Equity
Our net equity increased as of June 30, 2013 compared with December 31, 2012. See “Table 21: Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)” for details of the change in our net equity.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS
As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.
Table 21 summarizes changes in our stockholders’ equity reported in our GAAP condensed consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the six months ended June 30, 2013. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 16, Fair Value.”

Table 21: Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the Six Months Ended June 30, 2013
(Dollars in millions)
GAAP consolidated balance sheets:
Fannie Mae stockholders’ equity as of December 31, 2012(1)	$7,183
Total comprehensive income	69,600
Senior preferred stock dividend paid	(63,592)
Other	17
Fannie Mae stockholders’ equity as of June 30, 2013(1)	$13,208

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2012	$(66,492)
Senior preferred stock dividend paid	(63,592)
Senior preferred stock dividend payable(2)	(10,243)
Increase in deferred tax assets, net(3)	48,679
Change in estimated fair value of net assets excluding the senior preferred stock dividend paid, the senior preferred stock dividend payable and the increase in deferred tax assets	67,574
Increase in estimated fair value of net assets, net	42,418
Estimated fair value of net assets as of June 30, 2013	$(24,074)
__________

(1)
Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total equity” amount reported in our condensed consolidated balance sheets, which consists of “Total Fannie Mae stockholders’ equity” and “Noncontrolling interest.”

(2)
Represents the dividend payment we will pay Treasury in the third quarter of 2013 under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair value balance sheets, we present as a liability. Under the terms of the senior preferred stock purchase agreement, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve.

(3)
Represents an increase in the carrying value of our deferred tax assets as of June 30, 2013 compared with December 31, 2012, as we released the substantial majority of our valuation allowance against our deferred tax assets in the first quarter of 2013.

During the first half of 2013, the estimated fair value of our net assets (excluding the senior preferred stock dividend paid, the senior preferred stock dividend payable and the increase in deferred tax assets) increased by approximately $68 billion. This increase was primarily driven by an improvement in credit-related items due to overall improved housing market and economic conditions, including higher actual and expected home prices experienced in the first half of 2013, which lowered the expected losses on our guaranty book of business. We estimate that home prices increased by 5.9% in the first half of 2013. Changes in single-family home prices, regardless of magnitude, may cause volatility in our fair value measurements due to our $2.8 trillion single-family guaranty book of business.
The income from the interest spread between our mortgage assets and associated debt and derivatives during the first half of 2013 contributed to the increase in the estimated fair value of our net assets. In addition, the tightening of option-adjusted spreads during the first half of 2013 increased the estimated fair value of our portfolio, resulting in an increase in our net assets.
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
Supplemental Non-GAAP Consolidated Fair Value Balance Sheets
We display our non-GAAP fair value balance sheets as of the dates indicated in Table 22.

Table 22: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of June 30, 2013						As of December 31, 2012
	GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value		GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$78,648		$—		$78,648		$89,036		$—		$89,036
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,800		—		37,800		32,500		—		32,500
Trading securities	40,189		—		40,189		40,695		—		40,695
Available-for-sale securities	55,536		—		55,536		63,181		—		63,181
Mortgage loans:
Mortgage loans held for sale	545		8		553		464		11		475
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	283,748		(20,409)		263,339		305,025		(33,837)		271,188
Of consolidated trusts	2,691,761		35,908	(2)	2,727,669	(3)	2,643,917		118,511	(2)	2,762,428	(3)
Total mortgage loans	2,976,054		15,507		2,991,561	(4)	2,949,406		84,685		3,034,091	(4)
Advances to lenders	5,906		(28)		5,878	(5)(6)	7,592		(84)		7,508	(5)(6)
Derivative assets at fair value	3,449		—		3,449	(5)(6)	435		—		435	(5)(6)
Guaranty assets and buy-ups, net	275		385		660	(5)(6)	327		365		692	(5)(6)
Total financial assets	3,197,857		15,864		3,213,721	(7)	3,183,172		84,966		3,268,138	(7)
Credit enhancements	499		772		1,271	(5)(6)	488		997		1,485	(5)(6)
Deferred tax assets, net	48,679		—		48,679	(8)	—		—		—
Other assets	33,630		(248)		33,382	(5)(6)	38,762		(244)		38,518	(5)(6)
Total assets	$3,280,665		$16,388		$3,297,053		$3,222,422		$85,719		$3,308,141

Liabilities:
Short-term debt:
Of Fannie Mae	$102,799		$14		$102,813		$105,233		$20		$105,253
Of consolidated trusts	2,812		—		2,812		3,483		—		3,483
Long-term debt:
Of Fannie Mae	500,441	(9)	12,561		513,002		510,631	(9)	24,941		535,572
Of consolidated trusts	2,634,483	(9)	26,948	(2)	2,661,431		2,570,170	(9)	131,009	(2)	2,701,179
Derivative liabilities at fair value	2,904		—		2,904	(10)(11)	705		—		705	(10)(11)
Guaranty obligations	520		1,845		2,365	(10)(11)	599		2,514		3,113	(10)(11)
Total financial liabilities	3,243,959		41,368		3,285,327	(7)	3,190,821		158,484		3,349,305	(7)
Senior preferred stock dividend payable	—		10,243		10,243	(12)	—		—		—
Other liabilities	23,463		2,059		25,522	(10)(11)(13)	24,377		910		25,287	(10)(11)(13)
Total liabilities	3,267,422		53,670		3,321,092		3,215,198		159,394		3,374,592
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(14)	117,149		—		117,149		117,149		—		117,149
Preferred	19,130		(15,640)		3,490		19,130		(17,938)		1,192
Common	(123,071)		(21,642)		(144,713)	(15)	(129,096)		(55,737)		(184,833)
Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$13,208		$(37,282)		$(24,074)		$7,183		$(73,675)		$(66,492)
Noncontrolling interest	35		—		35		41		—		41
Total equity (deficit)	13,243		(37,282)		(24,039)		7,224		(73,675)		(66,451)
Total liabilities and equity (deficit)	$3,280,665		$16,388		$3,297,053		$3,222,422		$85,719		$3,308,141

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

(3)
Includes certain mortgage loans that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $13.8 billion and $10.8 billion as of June 30, 2013 and December 31, 2012, respectively.

(4)
Performing loans had a fair value of $2.9 trillion and an unpaid principal balance of $2.8 trillion as of June 30, 2013 and December 31, 2012. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $103.8 billion and an unpaid principal balance of $159.4 billion as of June 30, 2013 compared with a fair value of $112.3 billion and an unpaid principal balance of $189.9 billion as of December 31, 2012. See “Note 16, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)
The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)
“Other assets” include the following GAAP condensed consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP condensed consolidated balance sheets totaled $19.3 billion and $19.7 billion as of June 30, 2013 and December 31, 2012, respectively. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $10.1 billion and $8.8 billion as of June 30, 2013 and December 31, 2012, respectively.

(7)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 16, Fair Value.”

(8)	The amount included in “estimated fair value” of deferred tax assets, net represents the GAAP carrying value and does not reflect fair value.

(9)
Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $15.3 billion and $12.4 billion as of June 30, 2013 and December 31, 2012, respectively.

(10)
The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(11)
“Other liabilities” include accrued interest payable in our GAAP condensed consolidated balance sheets. The carrying value of this item in our GAAP condensed consolidated balance sheets totaled $10.6 billion and $11.3 billion as of June 30, 2013 and December 31, 2012, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $3.4 billion and $1.3 billion as of June 30, 2013 and December 31, 2012.

(12)	Represents the dividend payment we will pay to Treasury under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair balance sheets, we present as a liability.

(13)	Includes the estimated fair value of our liability to Treasury for TCCA-related guaranty fee payments over the expected life of the loans.

(14)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

(15)	Includes the dividend payment we will pay to Treasury under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair value balance sheets, we present as a liability.

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
Fannie Mae Debt Funding Activity
Table 23 displays the activity in debt of Fannie Mae for the periods indicated. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 23: Activity in Debt of Fannie Mae

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$47,154	$54,011	$131,865	$99,605
Weighted-average interest rate	0.10%	0.13%	0.12%	0.12%
Long-term:
Amount	$38,589	$65,481	$101,297	$124,945
Weighted-average interest rate	1.05%	1.24%	1.02%	1.34%
Total issued:
Amount	$85,743	$119,492	$233,162	$224,550
Weighted-average interest rate	0.52%	0.74%	0.51%	0.80%
Paid off during the period:(1)
Short-term:
Amount	$59,841	$71,812	$134,260	$153,318
Weighted-average interest rate	0.13%	0.10%	0.14%	0.11%
Long-term:
Amount	$53,309	$74,925	$111,960	$146,235
Weighted-average interest rate	1.68%	2.61%	1.92%	2.56%
Total paid off:
Amount	$113,150	$146,737	$246,220	$299,553
Weighted-average interest rate	0.86%	1.38%	0.95%	1.31%
__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Overall debt funding activity decreased in the second quarter of 2013 compared with the second quarter of 2012. This decrease was primarily due to fewer long-term debt issuances during the second quarter of 2013 compared with the second quarter of 2012 due to lower funding needs.
Overall debt funding activity increased in the first half of 2013 compared with the first half of 2012. This increase was primarily due to an increase in debt issuances in the first quarter of 2013 due to the possible need to pay a significant dividend payment to Treasury in the second quarter of 2013. We paid $63.6 billion in senior preferred stock dividends to Treasury during the first half of 2013.
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
As of June 30, 2013 and December 31, 2012, our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt was 17%. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.08% as of June 30, 2013 from 2.25% as of December 31, 2012.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $780.0 billion in 2013. As of June 30, 2013, our aggregate indebtedness totaled $608.4 billion, which was $171.6 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 24 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 24: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	June 30, 2013			December 31, 2012
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Short-term debt:
Fixed-rate:
Discount notes	—	$102,459	0.13%	—	$104,730	0.15%
Foreign exchange discount notes	—	340	1.45	—	503	1.61
Total short-term debt of Fannie Mae(2)		102,799	0.13		105,233	0.16
Debt of consolidated trusts	—	2,812	0.12	—	3,483	0.15
Total short-term debt		$105,611	0.13%		$108,716	0.16%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2013 - 2030	$239,022	2.43%	2013 - 2030	$251,768	2.59%
Medium-term notes(3)	2013 - 2023	175,546	1.23	2013 - 2022	172,288	1.35
Foreign exchange notes and bonds	2021 - 2028	649	5.36	2021 - 2028	694	5.44
Other(4)(5)	2013 - 2038	38,678	4.93	2013 - 2038	40,819	4.99
Total senior fixed		453,895	2.18		465,569	2.35
Senior floating:
Medium-term notes(3)	2013 - 2019	41,428	0.23	2013 - 2019	38,633	0.27
Other(4)(5)	2020 - 2037	302	8.20	2020 - 2037	365	8.22
Total senior floating		41,730	0.28		38,998	0.33
Subordinated fixed:
Qualifying subordinated	2014	1,168	5.27	2013 - 2014	2,522	5.00
Subordinated debentures(6)	2019	3,348	9.92	2019	3,197	9.92
Total subordinated fixed		4,516	8.72		5,719	7.75
Secured borrowings(7)	2021 - 2022	300	1.86	2021 - 2022	345	1.87
Total long-term debt of Fannie Mae(8)		500,441	2.08		510,631	2.25
Debt of consolidated trusts(5)	2013 - 2053	2,634,483	3.08	2013 - 2052	2,570,170	3.36
Total long-term debt		$3,134,924	2.92%		$3,080,801	3.18%
Outstanding callable debt of Fannie Mae(9)		$180,109	1.50%		$177,784	1.64%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $608.6 billion and $621.8 billion as of June 30, 2013 and December 31, 2012, respectively.

(2)
Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $30 million and $33 million as of June 30, 2013 and December 31, 2012, respectively.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)	Includes long-term debt that is not included in other debt categories.

(5)	Includes a portion of structured debt instruments that is reported at fair value.

(6)	Consists of subordinated debt with an interest deferral feature.

(7)	Represents remaining liability for transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(8)
Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $103.3 billion and $103.2 billion as of June 30, 2013 and December 31, 2012, respectively. Reported amounts also include a net unamortized discount, fair value adjustments and other cost basis adjustments of $5.3 billion and $6.0 billion as of June 30, 2013 and December 31, 2012, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $505.7 billion and $516.5 billion as of June 30, 2013 and December 31, 2012, respectively.

(9)
Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae
Table 25 displays the maturity profile, as of June 30, 2013, of our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption. Our outstanding debt maturing within one year, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 34% as of June 30, 2013 and December 31, 2012. The weighted-average maturity of our outstanding debt that is maturing within one year was 127 days as of June 30, 2013, compared with 130 days as of December 31, 2012.
Table 25: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
_________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments of $76 million as of June 30, 2013. Excludes debt of consolidated trusts maturing within one year of $4.4 billion as of June 30, 2013.

Table 26 displays the maturity profile, as of June 30, 2013, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 60 months as of June 30, 2013 and approximately 61 months as of December 31, 2012.

Table 26: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
_________

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $5.3 billion as of June 30, 2013. Excludes debt of consolidated trusts of $2.6 trillion as of June 30, 2013.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Cash and Other Investments Portfolio
Our cash and other investments portfolio increased from December 31, 2012 to June 30, 2013. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.
Table 27 displays information on the composition of our cash and other investments portfolio as of the dates indicated.
Table 27: Cash and Other Investments Portfolio

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Cash and cash equivalents	$24,718	$21,117
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,800	32,500
U.S. Treasury securities(1)	18,477	17,950
Total cash and other investments	$80,995	$71,567
__________

(1)
Excludes $6.7 billion and $1.1 billion of U.S. Treasury securities which are a component of cash equivalents as of June 30, 2013 and December 31, 2012, respectively, as these securities had a maturity at the date of acquisition of three months or less.

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
Table 28 displays the credit ratings issued by the three major credit rating agencies as of August 1, 2013.
Table 28: Fannie Mae Credit Ratings

As of August 1, 2013
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Stable	Stable	Negative
	(for Long Term Senior Debt)	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for AAA rated Long Term Issuer Default Rating)
In June 2013, S&P revised its outlook on the long-term rating on the U.S. from negative to stable and affirmed its “AA+” long-term sovereign credit rating on the U.S. As a result, S&P also revised its outlook on our issue-level rating from negative to stable and affirmed its “AA+” rating on our long-term senior debt. In July 2013, Moody’s moved the outlook for both the U.S. government’s rating and our long-term senior debt rating back to stable, replacing the negative outlook that had been in place since August 2011. Moody’s also affirmed the “Aaa” rating of both the U.S. government and our long-term senior debt.
Cash Flows
Six Months Ended June 30, 2013. Cash and cash equivalents increased from December 31, 2012 by $3.6 billion to $24.7 billion as of June 30, 2013. The activity during the period reflected an increase in liquidity to fulfill our significant dividend payments to Treasury in 2013. For the dividend payments to Treasury in the first half of 2013, we deployed funds received from loan repayments and the issuance of debt securities into securities purchased under agreements to resell and other short-term investments. Net cash generated from investing activities totaled $269.2 billion, resulting primarily from proceeds received from repayments of loans held for investment and proceeds related to the Bank of America resolution agreement. These proceeds were partially offset by cash used in the purchase of loans held for investment. Net cash from operating activities totaled $4.8 billion. These net cash inflows were largely offset by net cash used in financing activities of $270.4 billion. Net cash used in financing activities was primarily driven by debt redemptions in excess of proceeds received from the issuance of debt of consolidated trusts and dividend payments made to Treasury under the senior preferred stock purchase agreement, partially offset by net proceeds from the issuance of debt of Fannie Mae.
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
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $135.8 billion as of June 30, 2013 and $141.2 billion as of December 31, 2012.
Under the terms of the senior preferred stock purchase agreement, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $10.2 billion by September 30, 2013.

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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2013. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of June 30, 2013, in some future periods we could have a net worth deficit and in such case would be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. The amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion as of June 30, 2013.
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except in limited circumstances. The limited circumstances under which Treasury’s funding commitment will terminate and under which we can pay down the liquidation preference of the senior preferred stock are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2012 Form 10-K.
Dividends
Our second quarter 2013 dividend of $59.4 billion was declared by FHFA and subsequently paid by us on June 28, 2013. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount will be $3.0 billion for 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock purchase agreement with Treasury, we expect to pay Treasury a dividend for the third quarter of 2013 of $10.2 billion by September 30, 2013. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock.
See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2012 Form 10-K for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $47.7 billion as of June 30, 2013 and $53.1 billion as of December 31, 2012.
We also provide assistance to housing finance agencies under the temporary credit and liquidity facilities programs in which Treasury has purchased participation interests. For a description of these programs, see “MD&A—Off-Balance Sheet Arrangements—Treasury Housing Finance Agency Initiative” in our 2012 Form 10-K.

RISK MANAGEMENT
Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively monitor and manage these risks by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities. In addition to these financial risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Legislative and Regulatory Developments—GSE Reform” in this report and our 2012 Form 10-K and in “Risk Factors” in our 2012 Form 10-K. This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could affect our ability to retain and hire qualified employees. We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including model, legal, regulatory, compliance, reputational, strategic and execution risks. These risks may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions.
In this section we provide an update on our management of our major risk categories. For a more complete discussion of the financial risks we face and how we manage credit risk, market risk and operational risk, see “MD&A—Risk Management” in our 2012 Form 10-K and “Risk Factors” in this report and our 2012 Form 10-K.
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
Mortgage Credit Book of Business
Table 29 displays the composition of our mortgage credit book of business as of the dates indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of June 30, 2013 and December 31, 2012.

Table 29: Composition of Mortgage Credit Book of Business(1)

	As of June 30, 2013			As of December 31, 2012
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,811,531	$188,296	$2,999,827	$2,797,909	$188,418	$2,986,327
Unconsolidated Fannie Mae MBS, held by third parties(3)	13,552	1,388	14,940	15,391	1,524	16,915
Other credit guarantees(4)	16,942	15,827	32,769	19,977	16,238	36,215
Guaranty book of business	$2,842,025	$205,511	$3,047,536	$2,833,277	$206,180	$3,039,457
Agency mortgage-related securities(5)	10,984	32	11,016	12,294	32	12,326
Other mortgage-related securities(6)	34,889	23,723	58,612	37,524	27,535	65,059
Mortgage credit book of business	$2,887,898	$229,266	$3,117,164	$2,883,095	$233,747	$3,116,842
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,776,374	$203,667	$2,980,041	$2,764,903	$204,112	$2,969,015
Government Guaranty Book of Business(8)	$65,651	$1,844	$67,495	$68,374	$2,068	$70,442
__________

(1)	Based on unpaid principal balance.

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
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of June 30, 2013 and December 31, 2012. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These approaches may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related income (expenses) and credit losses in “Consolidated Results of Operations—Credit-Related Income.”
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
The single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business. We believe we have limited credit exposure on our government loans, the majority of which are reverse mortgage loans insured by the federal government through FHA. The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $49.4 billion as of June 30, 2013 and $50.2 billion as of December 31, 2012.
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
Based on these reviews, we believe that over the last three years the percentage of loans we acquired that have underwriting defects has been reduced. As of June 30, 2013, the preliminary estimate of the non-Refi Plus loans we acquired in the twelve months ended December 31, 2012 that had underwriting defects was approximately 1.7%, compared with approximately 3.2% for loans acquired in the twelve months ended December 31, 2011 and approximately 4.5% for loans acquired in the twelve months ended December 31, 2010. These estimates are subject to change, perhaps materially, as we work through reconciliation of loans with defects acquired during these periods with originators.
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
Single-Family Portfolio Diversification and Monitoring
Diversification within our single-family mortgage credit book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing and our eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. For additional information on the key loan attributes, see “MD&A—Risk Management” in our 2012 Form 10-K.
Table 30 displays our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2013	2012	2013	2012	June 30, 2013	December 31, 2012
Original LTV ratio:(5)
<= 60%	23%	24%	24%	27%	23%	23%
60.01% to 70%	14	14	15	15	15	15
70.01% to 80%	34	34	34	35	38	39
80.01% to 90%(6)	10	9	10	9	10	10
90.01% to 100%(6)	11	9	9	8	10	10
100.01% to 125%(6)	5	6	5	4	3	2
Greater than 125%(6)	3	4	3	2	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted-average	75%	76%	75%	73%	74%	73%
Average loan amount	$205,155	$210,493	$208,324	$212,467	$158,952	$157,512
Estimated mark-to-market LTV ratio:(7)
<= 60%					33%	28%
60.01% to 70%					19	15
70.01% to 80%					20	22
80.01% to 90%					11	13
90.01% to 100%					7	9
100.01% to 125%					6	8
Greater than 125%					4	5
Total					100%	100%
Weighted-average					70%	75%
Product type:
Fixed-rate:(8)
Long-term	77%	74%	76%	73%	72%	72%
Intermediate-term	21	22	22	23	18	17
Interest-only	*	*	*	*	1	1
Total fixed-rate	98	96	98	96	91	90
Adjustable-rate:
Interest-only	*	*	*	*	2	3
Other ARMs	2	4	2	4	7	7
Total adjustable-rate	2	4	2	4	9	10
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	98%	97%	97%
2-4 units	3	3	3	2	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	89%	91%	90%	91%	91%	91%
Condo/Co-op	11	9	10	9	9	9
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2013	2012	2013	2012	June 30, 2013	December 31, 2012
Occupancy type:
Primary residence	87%	89%	87%	89%	89%	89%
Second/vacation home	4	4	4	4	4	4
Investor	9	7	9	7	7	7
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	1%	1%	1%	1%	3%	3%
620 to < 660	3	2	3	2	6	6
660 to < 700	9	8	9	7	12	12
700 to < 740	18	16	17	15	19	20
>= 740	69	73	70	75	60	59
Total	100%	100%	100%	100%	100%	100%
Weighted-average	754	760	756	762	743	742
Loan purpose:
Purchase	25%	22%	21%	20%	27%	28%
Cash-out refinance	15	15	15	15	22	24
Other refinance	60	63	64	65	51	48
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	14%	16%	14%	16%	15%	15%
Northeast	17	18	17	18	19	19
Southeast	20	19	20	19	23	23
Southwest	16	15	16	15	16	16
West	33	32	33	32	27	27
Total	100%	100%	100%	100%	100%	100%
Origination year:
< = 2004					11%	13%
2005					4	5
2006					4	5
2007					6	7
2008					3	5
2009					9	11
2010					11	13
2011					13	15
2012					27	26
2013					12	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of June 30, 2013 and December 31, 2012. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

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

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of June 30, 2013 and December 31, 2012. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “Risk Management—Credit Risk Management—Single Family Mortgage Credit Risk Management—Credit Profile Summary” in our 2012 Form 10-K for additional information on loan limits.

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

Credit Profile Summary
The single-family loans we purchased or guaranteed during the first half of 2013 have a strong credit profile with a weighted-average original LTV ratio of 75%, a weighted-average FICO credit score of 756, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. The average original LTV ratio of single-family loans we acquired in the first half of 2013, excluding HARP loans, was 68%, compared with 112% for HARP loans. The weighted-average FICO credit score of the single-family mortgage loans we acquired in the first half of 2013, excluding HARP loans, was 761, compared with 726 for HARP loans.
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
The increase in the weighted-average original LTV ratio of the single-family loans we acquired in the first half of 2013 compared with the first half of 2012 was primarily due to an increase in acquisitions of refinancings of loans with LTV ratios above 125% under HARP, which we discuss below. In addition, the increase in our weighted-average original LTV ratio in the first half of 2013 was driven by an increase in acquisitions of home purchase mortgages with LTV ratios greater than 80%, primarily as a result of: (1) most mortgage insurance companies lowering their premiums in 2012 for loans with higher credit scores; and (2) FHA implementing additional price increases in its annual mortgage insurance premium in 2013. These price changes improved the economics of purchasing private mortgage insurance as compared with purchasing FHA insurance and helped drive an increase in our acquisition of loans with LTV ratios over 80%. The home purchase mortgages with LTV ratios greater than 80% that we acquired in the first half of 2013 have otherwise strong credit profiles, with a weighted-average FICO score of 752.
The prolonged and severe decline in home prices from 2006 through the first quarter of 2012 resulted in an increase in the overall estimated weighted-average mark-to-market LTV ratio of our single-family conventional guaranty book of business. If home prices were to decline, more loans would have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default. However, in the first half of 2013, as home prices continued to increase, the estimated weighted-average mark-to-market LTV ratio of our single-family conventional guaranty book of business decreased. As of June 30, 2013, the estimated weighted-average mark-to market LTV ratio of our single-family conventional guaranty book of business was 70% compared with 75% as of December 31, 2012 and 77% as of June 30, 2012. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 10% as of June 30, 2013 compared with 13% as of December 31, 2012 and 16% as of June 30, 2012.

For additional information on selected credit characteristics of our single-family loans by acquisition period, refer to “Executive Summary—Strengthening Our Book of Business—Credit Risk Profile.”
HARP and Refi Plus Loans
Since 2009, our acquisitions have included a significant number of loans that are refinancings of existing Fannie Mae loans under HARP, which was designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values. The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. We offer HARP under our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Refi Plus includes but is not limited to HARP, under which we allow our borrowers who have mortgage loans with current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Under HARP, we were previously authorized to acquire loans only if their current LTV ratios did not exceed 125% for fixed-rate loans or 105% for adjustable-rate mortgages. Changes to HARP implemented in the first half of 2012 extended refinancing flexibility to eligible borrowers with loans that have LTV ratios greater than 125% for fixed-rate loans, which make the benefits of HARP available to a greater number of borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans also have lower FICO credit scores and/or may provide less documentation than we would otherwise require. On April 11, 2013, FHFA announced the extension of the ending date for HARP to December 31, 2015.
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
Mortgage rates have increased significantly in recent months, but remain low by historical standards. As a result, the percentage of acquisitions that are refinanced loans, including loans acquired under our Refi Plus initiative, which includes HARP, remains elevated. Due to the increase in the volume of HARP loans with higher LTV ratios, the weighted-average LTV ratio at origination for our acquisitions in the first half of 2013 was 75%, compared with 73% for our acquisitions in the first half of 2012. HARP loans constituted approximately 15% of our total single-family acquisitions in the first half of 2013, compared with approximately 14% of total single-family acquisitions in the first half of 2012.
We expect that if interest rates remain below historical levels, we will continue to acquire a high volume of refinancings under HARP for the program’s duration or until there is no longer a large population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing. In particular, we expect to acquire many refinancings with LTV ratios greater than 125%, because borrowers were unable to refinance loans with LTV ratios greater than 125% in large numbers under HARP until the second quarter of 2012. Approximately 3% of our total single-family conventional business volume for the first half of 2013 consisted of HARP refinanced loans with LTV ratios greater than 125% at the time of acquisition, compared with 2% for the first half of 2012.
Table 31 displays the serious delinquency rates and current mark-to-market LTV ratios as of June 30, 2013 of single-family loans we acquired under HARP and Refi Plus, compared with the other single-family loans we acquired since the beginning of 2009.
Table 31: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus

	As of June 30, 2013
	Percentage of New Book	Current Mark-to-Market LTV Ratio > 100%	FICO Credit Score at Origination(1)	Serious Delinquency Rate
HARP(2)	15%	30%	737	0.83%
Other Refi Plus(3)	11	*	751	0.31
Total Refi Plus	26	17	743	0.57
Non-Refi Plus(4)	74	*	762	0.24
Total new book of business(5)	100%	5%	757	0.33%

__________

*	Represents less than 0.5%.

(1)	In the case of refinancings, represents FICO credit score at the time of the refinancing.

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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. We have classified a mortgage loan as subprime if and only if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter® system. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $141.7 billion as of June 30, 2013, represented approximately 5.0% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $4.6 billion as of June 30, 2013, represented approximately 0.2% of our single-family conventional guaranty book of business.
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
Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Since the cost of foreclosure can be significant to both the borrower and Fannie Mae, to avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to accept a deed-in-lieu of foreclosure whereby the borrower voluntarily signs over the title to their property to the servicer or sells the home prior to foreclosure in a short sale. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales and, in the first half of 2013, we received net sales proceeds from our short sale transactions equal to 66% of the loans’ unpaid principal balance, compared with 59% in the first half of 2012.
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
Table 32: Delinquency Status of Single-Family Conventional Loans

	As of
	June 30, 2013	December 31, 2012	June 30, 2012
Delinquency status:
30 to 59 days delinquent	1.85%	1.96%	1.94%
60 to 89 days delinquent	0.51	0.66	0.62
Seriously delinquent	2.77	3.29	3.53
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	75%	72%	75%
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. Our new single-family book of business represented 72% of our single-family guaranty book of business as of June 30, 2013.
Although our serious delinquency rate has decreased, this rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure. High levels of foreclosures, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes have lengthened the time it takes to foreclose on a mortgage loan in many states. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last few years than it would have if the pace of foreclosures had been faster. We believe the slow pace of foreclosures will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expenses). Other factors such as the pace of loan modifications, changes in home prices, unemployment levels and other macroeconomic conditions also influence serious delinquency rates. We expect the number of our single-family loans in our book of business that are seriously delinquent to remain above pre-2008 levels for years.
Table 33 displays a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business. Serious delinquency rates vary by geographic region due to many factors including regional home prices, unemployment, economic conditions and state foreclosure timelines.

Table 33: Single-Family Serious Delinquency Rates

	As of
	June 30, 2013		December 31, 2012		June 30, 2012
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	2.37%	15%	2.92%	15%	3.20%
Northeast	19	4.13	19	4.40	19	4.29
Southeast	23	3.99	23	4.78	23	5.14
Southwest	16	1.41	16	1.76	16	1.97
West	27	1.78	27	2.28	27	2.61
Total single-family conventional loans	100%	2.77%	100%	3.29%	100%	3.53%
Single-family conventional loans:
Credit enhanced	14%	5.79%	14%	7.09%	14%	7.88%
Non-credit enhanced	86	2.30	86	2.70	86	2.86
Total single-family conventional loans	100%	2.77%	100%	3.29%	100%	3.53%
__________

(1)	See footnote 9 to “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.
While loans across our single-family guaranty book of business have been affected by the weak market conditions experienced in previous years, certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a disproportionate share of our credit losses. Also, as a result of the housing crisis, California, Florida, Arizona, Nevada and some states in the Midwest experienced more significant declines in home prices coupled with high unemployment rates.
Table 34 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics as of the dates indicated. The reported categories are not mutually exclusive.

Table 34: Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	June 30, 2013				December 31, 2012				June 30, 2012
	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)
	(Dollars in millions)
States:
Arizona	$65,949	2%	1.49%	78%	$65,277	2%	2.14%	88%	$65,400	3%	2.82%	96%
California	533,370	19	1.29	63	523,602	19	1.69	73	523,381	19	2.07	77
Florida	161,266	6	8.47	87	165,377	6	10.06	96	169,684	6	11.00	101
Nevada	26,706	1	5.35	99	27,206	1	6.70	117	27,803	1	7.15	131
Select Midwest states(2)	276,155	10	2.88	77	278,455	10	3.51	81	280,671	10	3.83	82
All other states	1,705,414	62	2.48	68	1,697,209	62	2.85	71	1,694,193	61	2.93	72
Product type:
Alt-A	141,655	5	10.19	89	155,469	6	11.36	96	169,001	6	11.83	99
Subprime	4,550	*	18.33	100	5,035	*	20.60	107	5,395	*	21.02	109
Vintages:
2005	115,054	4	7.62	83	139,204	5	7.79	90	165,850	6	7.34	93
2006	114,281	4	11.79	97	138,040	5	12.15	105	163,410	6	11.66	109
2007	159,377	6	12.59	99	195,308	7	12.99	107	233,666	8	12.38	110
2008	96,097	3	6.77	82	124,747	5	6.63	88	158,277	6	5.98	91
All other vintages	2,284,051	83	1.15	65	2,159,827	78	1.36	69	2,039,929	74	1.44	68
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	266,896	10	13.01	125	374,010	13	13.42	128	433,906	16	13.44	130
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	20,516	1	12.02	107	19,416	1	14.76	113	18,631	1	15.83	113
__________

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.
Loan Workout Metrics
Table 35 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed.

Table 35: Statistics on Single-Family Loan Workouts

	For the Six Months Ended June 30,
	2013		2012
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$15,130	83,511	$15,485	82,003
Repayment plans and forbearances completed(1)	1,030	7,906	2,110	14,758
Total home retention strategies	16,160	91,417	17,595	96,761
Foreclosure alternatives:
Short sales	5,452	25,642	8,366	38,717
Deeds-in-lieu of foreclosure	1,352	8,194	1,282	7,509
Total foreclosure alternatives	6,804	33,836	9,648	46,226
Total loan workouts	$22,964	125,253	$27,243	142,987
Loan workouts as a percentage of single-family guaranty book of business(2)	1.62%	1.43%	1.92%	1.62%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.
The volume of home retention solutions completed in the first half of 2013 decreased compared with the first half of 2012, primarily due to a decline in the number of delinquent loans in the first half of 2013, compared with the first half of 2012.
During the first half of 2013, we initiated approximately 84,500 trial modifications, including Home Affordable Modification Program (“HAMP”) and non-HAMP, compared with approximately 89,100 trial modifications during the first half of 2012. We also initiated other types of workouts, such as repayment plans and forbearances.
HAMP guidance directs servicers either to cancel or to convert trial modifications after three or four monthly payments, depending on the borrower’s circumstances. As of June 30, 2013, 58% of our HAMP trial modifications had been converted to permanent HAMP modifications since the inception of the program. The conversion rate for HAMP modifications since June 1, 2010, when servicers became required to perform a full verification of a borrower’s eligibility prior to offering a HAMP trial modification, was 87% as of June 30, 2013. The average length of a trial period for HAMP modifications initiated after June 1, 2010 was four months.
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
On May 30, 2013, FHFA announced the extension of HAMP and the streamlined modification initiative to December 31, 2015; our role as program administrator for HAMP will be extended accordingly. FHFA’s announcement was aligned with the extension of the Making Home Affordable Program announced by Treasury and HUD. Previously, the deadline to apply for HAMP eligibility was scheduled for December 31, 2013, while the streamlined modification initiative was scheduled to end on August 1, 2015.
Table 36 displays the percentage of our single-family loan modifications completed during the first half of 2012, all of 2011 and the second half of 2010 that were current or paid off one year after modification, as well as the percentage of our loan modifications completed during the first half of 2011 and the second half of 2010 that were current or paid off two years after modification.

Table 36: Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

	2012		2011				2010
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
One Year Post-Modification
HAMP Modifications	81%	79%	78%	78%	78%	77%	74%	74%
Non-HAMP Modifications	72	70	66	68	69	69	67	67
Total	75	73	71	72	75	74	69	70
Two Years Post-Modification
HAMP Modifications					75%	74%	70%	69%
Non-HAMP Modifications					67	67	64	63
Total					73	71	65	65
__________

(1)	Excludes loans that were classified as subprime ARMs that were modified into fixed-rate mortgages. Modifications do not reflect loans currently in trial modifications.
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
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 37 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 37: Single-Family Foreclosed Properties

	For the Six Months
	Ended June 30,
	2013	2012
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	105,666	118,528
Acquisitions by geographic area:(2)
Midwest	21,331	27,323
Northeast	5,767	6,113
Southeast	28,795	30,138
Southwest	10,146	15,329
West	8,784	12,580
Total properties acquired through foreclosure(1)	74,823	91,483
Dispositions of REO	(83,569)	(100,745)
End of period inventory of single-family foreclosed properties (REO)(1)	96,920	109,266
Carrying value of single-family foreclosed properties (dollars in millions)(3)	$9,075	$9,421
Single-family foreclosure rate(4)	0.86%	1.04%

__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 9 to “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The number of properties acquired through foreclosure declined in the first half of 2013 compared with the first half of 2012 due to a decline in the number of seriously delinquent loans in our single-family book of business. The slow pace of foreclosures, caused by continuing foreclosure process issues encountered by our servicers and changing legislative, regulatory and judicial requirements, continues to impact the number of foreclosure acquisitions for the periods presented.
We continue to manage our REO inventory to minimize costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory primarily due to occupancy and state or local redemption or confirmation periods, extending the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant.
Table 38 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.
Table 38: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	June 30, 2013	December 31, 2012
Available-for-sale	28%	28%
Offer accepted(1)	18	17
Appraisal stage(2)	15	10
Unable to market:
Occupied status(3)	13	14
Redemption status(4)	10	11
Properties being repaired	8	7
Rental property(5)	3	5
Other	5	8
Total unable to market	39	45
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are still occupied, and for which the eviction process is not yet complete.

(4)	Properties that are within the period during which state laws allow the former mortgagor and second lien holders to redeem the property.

(5)	Properties with a tenant living in the home under our tenant in place or deed for lease programs.
Multifamily Mortgage Credit Risk Management
The credit risk profile of our multifamily mortgage credit book of business is influenced by the structure of the financing, the type and location of the property, the condition and value of the property, the financial strength of the borrower, market and sub-market trends and growth, the current and anticipated cash flows from the property, as well as the financial strength of the lender. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our credit-related income (expenses) and credit losses in “Business Segment Results—Multifamily Business Results.”
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 90% of our multifamily guaranty book of business as of June 30, 2013 and 88% as of December 31, 2012.
We use various types of credit enhancement arrangements for our multifamily loans including lender risk-sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement on multifamily loans is lender risk sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways: (1) they bear losses up to the first 5% of the unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they share up to one-third of the credit losses on an equal basis with us. Non-DUS lenders typically share or absorb credit losses based on a negotiated percentage of the loan or the pool balance.
Table 39 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender as of the dates indicated.
Table 39: Multifamily Lender Risk-Sharing

	As of
	June 30, 2013	December 31, 2012
Lender risk-sharing
DUS	76%	73%
Non-DUS negotiated	7	8
No recourse to the lender	17	19
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
Table 40 displays original LTV and DSCR metrics for our multifamily guaranty book of business as of the dates indicated.
Table 40: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	June 30, 2013	December 31, 2012	June 30, 2012
Weighted-average original LTV	66%	66%	66%
Original LTV greater than 80%	4	4	4
Original DSCR less than or equal to 1.10	7	8	8
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.

We and our lenders monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan: at the loan, property, and portfolio levels. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 4% as of June 30, 2013 and 5% as of December 31, 2012.
Multifamily Problem Loan Management and Foreclosure Prevention
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
Multifamily Problem Loan Statistics
We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.
Table 41 displays a comparison of our multifamily serious delinquency rates for loans acquired through our DUS program versus loans not acquired through our DUS program.
Table 41: Multifamily Concentration Analysis

							Percentage of
							Multifamily
	As of						Credit Losses
	June 30, 2013		December 31, 2012		June 30, 2012		For the
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Six Months Ended
							June 30,
							2013(1)	2012(1)
DUS small balance loans(2)	8%	0.25%	8%	0.32%	8%	0.34%	(4)%	8%
DUS non small balance loans(3)	78	0.26	76	0.17	74	0.18	77	85
Non-DUS small balance loans(2)	6	0.62	7	1.02	8	1.07	28	10
Non-DUS non small balance loans(3)	8	0.15	9	0.21	10	0.44	(1)	(3)
Total multifamily loans	100%	0.28%	100%	0.24%	100%	0.29%	100%	100%
________

(1)	The percentage of credit losses may be negative in circumstances where recoveries of previously charged-off amounts exceeded the amount that we charged off.

(2)	Loans with original unpaid principal balances of up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(3)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.
The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans overall in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, not acquired through our DUS program, continue to represent a disproportionately large share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur.
Small balance non-DUS loans continue to exhibit higher delinquencies than small balance loans acquired through DUS lenders. These small balance non-DUS loans accounted for 14% of our multifamily serious delinquencies and 6% of our multifamily guaranty book of business as of June 30, 2013, compared with 29% of our multifamily serious delinquencies and 7% of our multifamily guaranty book of business as of December 31, 2012. These small balance non-DUS loan acquisitions mainly occurred in 2007 and 2008, but have been less than 2% of the unpaid principal balance of our total multifamily acquisitions since 2009. Although our 2007 and early 2008 acquisitions were underwritten to our then-current credit standards and required borrower equity, they were acquired near the peak of multifamily housing values. During the second half of 2008, our underwriting standards were adjusted to reflect the evolving market trends at that time.
REO Management
Foreclosure and REO activity affect the level of our credit losses. Table 42 displays our held for sale multifamily REO activity for the periods indicated.
Table 42: Multifamily Foreclosed Properties

	For the Six
	Months Ended
	June 30,
	2013	2012
Multifamily foreclosed properties held for sale (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	128	260
Total properties acquired through foreclosure	51	108
Transfers to (from) held for sale(1)	27	(1)
Dispositions of REO	(63)	(128)
End of period inventory of multifamily foreclosed properties (REO)	143	239
Carrying value of multifamily foreclosed properties (dollars in millions)	$515	$640
________

(1)	Represents the transfer of properties between held for use and held for sale. Held-for-use properties are reported in our condensed consolidated balance sheets as a component of “Other assets.”
The decrease in our multifamily properties acquired through foreclosure reflects the stability of national multifamily market fundamentals in the first half of 2013.
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
See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our 2012 10-K and “Risk Factors” in this report and our 2012 Form 10-K for additional information about our institutional counterparties, including counterparty risk we face from mortgage originators and investors, from debt security and mortgage dealers, and from document custodians.
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
Our business with our mortgage sellers/servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 51% of our single-family guaranty book of business as of June 30, 2013, compared with approximately 57% as of December 31, 2012. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 18% of our single-family guaranty book of business as of June 30, 2013 and December 31, 2012. We had two other mortgage servicers, Bank of America, N.A. and JPMorgan Chase Bank, N.A., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of June 30, 2013 and December 31, 2012. In addition, Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of June 30, 2013 and December 31, 2012.

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
Mortgage sellers/servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller/servicer, or a number of mortgage sellers/servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expenses, and have a material adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have a material adverse effect on our results of operations or financial condition. As of June 30, 2013, in estimating our allowance for loan losses, we assumed no benefit from repurchase demands due to us from mortgage sellers/servicers that, in our view, lacked the financial capacity to honor their contractual obligations.
On June 28, 2013, we entered into an agreement (the “resolution agreement”) with CitiMortgage, which resolved certain repurchase requests arising from breaches of selling representations and warranties on specified single-family loans delivered to us by CitiMortgage prior to February 28, 2013 that were originated between January 1, 2000 and December 31, 2012. Under the resolution agreement, CitiMortgage paid us $968 million, subject to adjustment and reconciliation. CitiMortgage continues to be responsible for certain payments and related obligations with respect to mortgage insurance rescissions, cancellations and denials on the loans covered by the resolution agreement. CitiMortgage will also continue to be responsible for its repurchase obligations arising out of specified excluded defects (for example, certain violations of our Charter Act) and its servicing, third-party indemnification and recourse obligations with respect to loans covered by the agreement. All of these obligations are in addition to the payment described above. The resolution agreement resolved substantially all of our outstanding repurchase requests with CitiMortgage.
Table 43 displays repurchase request activity, measured by unpaid principal balance, during the first half of 2013 and 2012. The dollar amounts of our outstanding repurchase requests provided below are based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loan. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until we receive the missing documents and loan files and a full underwriting review is completed.
Table 43: Repurchase Request Activity

	For the Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
Beginning outstanding repurchase requests	$16,013	$10,400
Issuances	12,669	13,996
Collections(1)	(14,563)	(4,705)
Other resolutions(1)(2)	(11,156)	(4,529)
Total successfully resolved	(25,719)	(9,234)
Cancellations	(398)	(586)
Ending outstanding repurchase requests	$2,565	$14,576

__________

(1)
Includes the impact of our January 6, 2013 resolution agreement with Bank of America, which addressed $11.3 billion of the total outstanding repurchase request balance as of December 31, 2012. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our 2012 Form 10-K for additional information. Also includes the impact of our June 28, 2013 resolution agreement with CitiMortgage, which addressed approximately $739 million of the total outstanding repurchase request balance that was outstanding before the resolution agreement.

(2)
Primarily includes repurchase requests that were successfully resolved through negotiated settlements and the lender taking corrective action with or without a pricing adjustment. Also includes resolutions that were included in bulk indemnification and/or repurchase agreements with a mortgage seller/servicer.

The increase in “Total successfully resolved” activity during the first half of 2013 compared with the first half of 2012 was primarily due to the execution of repurchase resolution agreements with Bank of America and CitiMortgage. This reflects our continued effort in pursuing reimbursement for loss and other remedies on breaches of selling representations and warranties on delivered loans. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our First Quarter 2013 Form 10-Q and in our 2012 Form 10-K for additional information on our January 2013 resolution agreement with Bank of America.
As of June 30, 2013, less than 0.25% of the loans in our new single-family book of business, which were acquired after 2008, have been subject to a repurchase request, compared with approximately 3.25% of the single-family loans acquired between 2005 and 2008. As part of the 2013 conservatorship scorecard, FHFA set a goal for us to complete our demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. As of June 30, 2013, we have completed loan reviews for potential underwriting defects on approximately 89% of the loans we acquired between 2005 and 2008 through our standard whole loan and MBS acquisitions that we currently intend to review. We expect to complete our review of the remaining population by the end of 2013. We plan to issue repurchase requests as and when appropriate, and lenders will continue to be responsible for their contractual obligations related to these loans.
Table 44 displays our top five mortgage sellers/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of December 31, 2012. Table 44 also displays these mortgage sellers/servicers’ outstanding repurchase requests issued as of June 30, 2013. Table 44 also displays the mortgage sellers’/servicers’ balance and percentage of our repurchase requests to that mortgage seller/servicer that were over 120 days outstanding, and the mortgage sellers’/servicers’ repurchase requests outstanding over 120 days as a percentage of our total repurchase requests outstanding over 120 days, as of June 30, 2013 and December 31, 2012.
Table 44: Outstanding Repurchase Requests(1)

	Outstanding Repurchase Requests as of
	June 30, 2013				December 31, 2012
	Total Outstanding Balance(3)	Over 120 Days(2)			Total Outstanding Balance(3)	Over 120 Days(2)
		Balance(3)%		% of Total		Balance(3)%		% of Total
	(Dollars in millions)
Mortgage Seller/Servicer Counterparty:
Wells Fargo Bank, N.A.(4)	$637	$305	48%	31%	$758	$358	47%	3%
JPMorgan Chase Bank, N.A.	355	35	10	4	688	173	25	2
Bank of America, N.A.	329	255	78	26	11,735	9,163	78	84
SunTrust Bank, Inc.(4)	218	56	26	6	494	224	45	2
CitiMortgage, Inc.(4)(5)	17	6	35	1	909	284	31	3
Other(4)	1,009	312	31	32	1,429	724	51	6
Total	$2,565	$969		100%	$16,013	$10,926		100%
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

(5)	Due to the resolution agreement discussed above, as of June 30, 2013, CitiMortgage was no longer in our top five mortgage sellers/ servicers by outstanding repurchase requests.
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
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancement on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 45 displays our risk in force for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties as of June 30, 2013 and December 31, 2012. The table includes our top nine mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of June 30, 2013 and December 31, 2012. See “Risk Management—Credit Risk Management—Institutional Counterparty Risk Management—Mortgage Insurers” in our 2012 Form 10-K for a discussion on the credit ratings of our mortgage insurers.

Table 45: Mortgage Insurance Coverage

	Risk in Force(1)				Insurance in Force(2)
				As of				As of
	As of June 30, 2013			December 31,	As of June 30, 2013			December 31,
	Primary	Pool	Total	2012	Primary	Pool	Total	2012
	(Dollars in millions)
Counterparty:(3)
Mortgage Guaranty Insurance Corp.	$19,806	$294	$20,100	$20,089	$77,907	$2,336	$80,243	$82,346
Radian Guaranty, Inc.	19,647	97	19,744	18,126	79,185	775	79,960	73,746
United Guaranty Residential Insurance Co.	18,896	69	18,965	17,182	75,473	272	75,745	69,185
Genworth Mortgage Insurance Corp.	13,812	16	13,828	13,626	55,464	140	55,604	54,764
PMI Mortgage Insurance Co.(4)	7,800	60	7,860	8,901	31,407	849	32,256	36,743
Republic Mortgage Insurance Co.(4)	6,127	218	6,345	7,142	24,217	2,450	26,667	30,402
Essent Guaranty, Inc.	2,847	—	2,847	1,724	11,809	—	11,809	7,148
CMG Mortgage Insurance Co.(5)	2,642	—	2,642	2,340	11,048	—	11,048	9,823
Triad Guaranty Insurance Corp.(4)	1,846	256	2,102	2,368	6,863	1,784	8,647	9,895
Others	185	—	185	197	1,049	—	1,049	1,118
Total	$93,608	$1,010	$94,618	$91,695	$374,422	$8,606	$383,028	$375,170
Total as a percentage of single-family guaranty book of business			3%	3%			13%	13%
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
PMI Mortgage Insurance Co. (“PMI”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Corporation (“Triad”) are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay our claims only in part or fail to pay our claims at all under existing insurance policies. These three mortgage insurers provided a combined $16.3 billion, or 17%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2013.
The payment of claims by PMI, RMIC and Triad have been partially deferred pursuant to orders from their state regulators. State regulators could take additional corrective actions against these entities. PMI is now paying 55% of all valid claims and deferring 45% of policyholder claims. This is an increase from the 50% it previously paid and is retroactive for all claims previously paid at 50%. In July 2013, Triad’s regulator submitted a petition to the court for approval of a new plan of rehabilitation that would increase the amount of cash Triad pays on policyholder claims from 60% to 75%, as well as pay 37.5% of Triad’s outstanding deferred payment obligations. These payments would constitute payment in full by Triad and it would no longer be obligated to pay policyholders any remaining deferred payment obligations except in specified limited circumstances. A hearing on this petition is scheduled for September 2013. It is uncertain when, or if, PMI, RMIC or Triad will be permitted to begin paying deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims.
While our remaining mortgage insurers have continued to pay claims owed to us in full, there can be no assurance that they will continue to do so given their current financial condition.

Genworth Mortgage Insurance Corporation (“Genworth”) is currently operating pursuant to waivers of state regulatory capital requirements applicable to its main insurance writing entity, as its capital had fallen below applicable state regulatory capital requirements. In July 2013, Genworth estimated that the risk-to-capital ratio of its main insurance writing entity had improved as of June 30, 2013, due in part to an additional capital contribution it received in April 2013 pursuant to its capital plan. The improvement in Genworth’s risk-to-capital ratio is expected to result in its meeting the regulatory capital requirements of all or most jurisdictions where it conducts business. Genworth’s regulators will determine whether it is in compliance with its regulatory capital requirements. We previously approved a subsidiary of Genworth to write new insurance in four states in which it does not have a waiver. After Genworth’s main insurance writing entity is determined to be in compliance with its regulatory capital requirements in these states, our approval of this subsidiary to write in these states will be revoked.
Mortgage Guaranty Insurance Corporation (“MGIC”) and Radian Guaranty, Inc. (“Radian”) disclosed that they received additional capital contributions in March 2013 to supplement their capital positions. As of June 30, 2013, both MGIC and Radian met the capital requirements where they conduct business.
Some mortgage insurers have explored corporate restructurings designed to provide relief from risk-to-capital limits in certain states. We have approved several restructurings so that certain of our mortgage insurer counterparties or their subsidiaries could continue to write new business. During the first quarter of 2013, we approved an application from National Mortgage Insurance Corporation (“NMI”), a new mortgage insurer, requesting eligibility to do business with us. On July 15, 2013, we executed an agreement with NMI to insure a pool of loans with an unpaid principal balance of approximately $5 billion as part of FHFA’s 2013 conservatorship scorecard objective to transfer $30 billion in single-family risk to other entities. We expect the coverage will have an effective date in the third quarter of 2013.
The number of mortgage loans for which our mortgage insurer counterparties have rescinded coverage decreased but remained high during the first half of 2013. In those cases where the mortgage insurer has rescinded coverage, we require the mortgage seller/servicer to repurchase the loan or indemnify us against loss. The table below displays cumulative rescission rates as of June 30, 2013 by the period in which the claim was filed and also displays the percentage of claims resolved by the period in which the claims were filed. We do not present information for claims filed in the most recent two quarters to allow sufficient time for a substantial percentage of the claims filed to be resolved.
Table 46: Rescission Rates and Claims Resolution of Mortgage Insurance

	As of June 30, 2013
	Cumulative Rescission Rate(1)	Cumulative Claims Resolution Percentage(2)
Primary mortgage insurance claims filed in:
2012	4%	66%
2011	8	82
2010	12	94
Pool mortgage insurance claim filed in:
2012	10%	89%
2011	10	97
2010	14	99
__________

(1)
Represents claims filed during the period where coverage was rescinded as of June 30, 2013, divided by total claims filed during the same period. Denied claims are excluded from the rescinded population.

(2)
Represents claims filed during the period that were resolved as of June 30, 2013, divided by the total claims filed during the same period. Claims resolved mainly consist of claims for which we have settled and claims for which coverage has been rescinded by the mortgage insurer.

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

The following table displays the amount by which our estimated benefit from mortgage insurance as of June 30, 2013 and December 31, 2012 reduced our total loss reserves as of those dates.
Table 47: Estimated Mortgage Insurance Benefit

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Contractual mortgage insurance benefit	$7,858	$9,993
Less: Collectibility adjustment(1)	515	708
Estimated benefit included in total loss reserves	$7,343	$9,285
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
When an insured loan subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $2.6 billion as of June 30, 2013 and $3.7 billion as of December 31, 2012 related to amounts claimed on insured, defaulted loans, of which $576 million as of June 30, 2013 and $1.1 billion as of December 31, 2012 was due from our mortgage sellers/servicers. We assessed the total outstanding receivables for collectibility, and they were recorded net of a valuation allowance of $578 million as of June 30, 2013 and $551 million as of December 31, 2012 in “Other assets.” The valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds from mortgage insurers (and, in cases where policies were rescinded or canceled or coverage was denied by the mortgage insurer, from mortgage sellers/servicers) for single-family loans of $1.2 billion for the second quarter of 2013 and $3.3 billion for the first half of 2013, compared with $1.2 billion for the second quarter of 2012 and $2.5 billion for the first half of 2012.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 48 displays the total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio as of June 30, 2013 and December 31, 2012.
Table 48: Unpaid Principal Balance of Financial Guarantees

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Alt-A private-label securities	$768	$928
Subprime private-label securities	1,193	1,264
Mortgage revenue bonds	4,134	4,374
Other mortgage-related securities	278	292
Total	$6,373	$6,858
With the exception of Ambac Assurance Corporation (“Ambac”), none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. However, based on the stressed financial condition of our non-governmental financial guarantor counterparties, we believe that all but one of these counterparties may not fully meet their obligations to us in the future. Pursuant to a court order, effective August 31, 2012, Ambac pays 25% on all filed claims that are valid. Ambac provided coverage on $2.8 billion, or 45%, of our total non-governmental financial guarantees as of June 30, 2013. When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees for those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary impairment.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $25.4 billion as of June 30, 2013 and $27.3 billion as of December 31, 2012.

Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $11.1 billion as of June 30, 2013, compared with $11.9 billion as of December 31, 2012. As of June 30, 2013 and December 31, 2012, 55% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $38.0 billion as of June 30, 2013, compared with $36.4 billion as of December 31, 2012. As of June 30, 2013, 34% of our maximum potential loss recovery on multifamily loans was from three DUS lenders, compared with 35% as of December 31, 2012.
Although market conditions have improved, unfavorable market conditions prior to 2012 adversely affected the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 53% as of June 30, 2013, compared with 51% as of December 31, 2012. The recourse obligations from lender counterparties rated below investment grade was 22% as of June 30, 2013 and December 31, 2012. The remaining recourse obligations were from lender counterparties that were not rated by rating agencies, which was 25% as of June 30, 2013, compared with 27% as of December 31, 2012. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted in “Multifamily Mortgage Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of June 30, 2013, approximately 38% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 40% as of December 31, 2012. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $67.9 billion in deposits for single-family payments were received and held by 286 institutions during the month of June 2013 and a total of $74.0 billion in deposits for single-family payments were received and held by 292 institutions during the month of December 2012. Of these total deposits, 95% as of June 30, 2013, compared with 93% as of December 31, 2012, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 87% of these deposits as of June 30, 2013 and December 31, 2012.
If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of June 2013, approximately $6.6 billion, or 10%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $7.2 billion, or 10%, during the month of December 2012. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Issuers of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of June 30, 2013, we held a $1.0 billion short-term unsecured deposit with a financial institution that had a short-term credit rating of P-2 from Moody’s (based on the lowest credit rating issued by S&P, Moody’s and Fitch) and no other unsecured positions. We held no unsecured positions with financial institutions as of December 31, 2012. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. Historically, our risk management derivative transactions have been made pursuant to bilateral contracts with a specific counterparty governed by the terms of an International Swaps and Derivatives Association (“ISDA”) master agreement. Pursuant to new regulations implementing the Dodd-Frank Act, effective June 10, 2013, we are required to submit certain categories of new interest rate swaps to a derivatives clearing organization. Once a contract is accepted by a derivatives clearing organization, such contract is not governed by the terms of an ISDA master agreement. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our OTC-cleared derivative transactions.
We manage our derivative counterparty credit exposure relating to our OTC derivative transactions through master netting arrangements. These arrangements allow us to net derivative asset and liabilities with the same counterparty. We also manage our derivative counterparty exposure relating to our OTC derivative transactions by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
Our OTC-cleared derivative transactions are submitted to a derivatives clearing organization on our behalf through a member of the organization. As a result, we are exposed to the institutional credit risk of both the derivatives clearing organization and the member who is acting on our behalf. Our institutional credit risk exposure to derivatives clearing organizations and certain of their members will increase substantially in the future as OTC-cleared derivative contracts will comprise a larger percentage of our derivative instruments. Our agreements relating to our OTC-cleared derivative transactions are not master netting agreements.
We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists. For derivative instruments where the right of legal offset does not exist (such as our OTC-cleared derivative transactions), we calculate the replacement cost of the outstanding derivative contracts in a gain position at the transaction level.
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Table 49 below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position as of June 30, 2013 and December 31, 2012. For our OTC derivative transactions, the table displays our exposure by counterparty credit ratings and number of counterparties. Our counterparty credit exposure to our OTC-cleared derivative transactions is shown in the “Exchange-Traded/Cleared” column. Also displayed below are the notional amounts outstanding for all risk management derivatives for the periods indicated.

Table 49: Credit Loss Exposure of Risk Management Derivative Instruments

	As of June 30, 2013
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange- Traded/Cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$46	$704	$—	$750	$935	$27	$1,712
Less: Collateral held(6)	40	619	—	659	926	—	1,585
Exposure net of collateral	$6	$85	$—	$91	$9	$27	$127
Additional information:
Notional amount	$30,200	$578,569	$54,010	$662,779	$85,950	$307	$749,036
Number of counterparties(7)	4	11	1	16

	As of December 31, 2012
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange- Traded/Cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$—	$48	$—	$48	$171	$27	$246
Less: Collateral held(6)	—	48	—	48	163	—	211
Exposure net of collateral	$—	$—	$—	$—	$8	$27	$35
Additional information:
Notional amount	$22,703	$600,028	$40,350	$663,081	$38,426	$447	$701,954
Number of counterparties(7)	4	11	1	16
__________

(1)
We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P rating for any ratings based on Moody’s scale.

(2)	We had credit loss exposure to two counterparties with a notional balance of $69.3 billion as of June 30, 2013 and one counterparty with a notional balance of $5.9 billion as of December 31, 2012.

(3)	Represents contracts entered through an agent on our behalf with a derivatives clearing organization.

(4)	Includes mortgage insurance contracts and swap credit enhancements accounted for as derivatives.

(5)
Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(6)
Represents cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty agreements to ensure recovery of any loss through the disposition of the collateral.

(7)	Represents counterparties with which we have an enforceable master netting arrangements.
Derivative transactions with 10 of our counterparties accounted for approximately 83% of our total outstanding notional amount as of June 30, 2013, with each of these counterparties accounting for between approximately 4% and 15% of the total outstanding notional amount. Derivative transactions with 10 of our counterparties accounted for approximately 90% of our total outstanding notional amount as of December 31, 2012, with each of these counterparties accounting for between approximately 6% and 14% of the total outstanding notional amount.
See “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements” for additional information on our derivative contracts as of June 30, 2013 and December 31, 2012.
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
While our goal is to reduce the price sensitivity of our net portfolio to movements in interest rates, various factors can contribute to a duration gap that is either positive or negative. For example, changes in the market environment can increase or decrease the price sensitivity of our mortgage assets relative to our liabilities because of prepayment uncertainty associated with our assets. In a declining interest rate environment, prepayment rates tend to accelerate, thereby shortening the duration and average life of the fixed rate mortgage assets we hold in our portfolio. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets. Our debt and derivative instrument positions are used to manage the interest rate sensitivity of our mortgage assets. As a result, the degree to which the interest rate sensitivity of our assets is offset will be dependent upon, among other factors, the mix of funding and other risk management derivative instruments we use at any given point in time.
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

Table 50 displays the pre-tax market value profile of our net portfolio as of June 30, 2013 and December 31, 2012. In addition, Table 50 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended June 30, 2013 and 2012. The effective duration gap was approximately zero months for the three months ended June 30, 2013 and 2012.
Table 50: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	June 30, 2013	December 31, 2012
	(Dollars in billions)
Rate level shock:
-100 basis points	$—	$0.8
-50 basis points	—	0.2
+50 basis points	(0.3)	0.1
+100 basis points	(0.9)	—
Rate slope shock:
-25 basis points (flattening)	—	—
+25 basis points (steepening)	—	—

	For the Three Months Ended June 30, 2013
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$0.2
Minimum	(0.9)	—	—
Maximum	0.8	0.1	0.4
Standard deviation	0.4	—	0.1

	For the Three Months Ended June 30, 2012
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$0.1
Minimum	(0.8)	—	—
Maximum	0.9	0.1	0.1
Standard deviation	0.3	—	0.1
__________

(1)	Computed based on changes in LIBOR swap rates.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 51 displays an example of how risk management derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

From December 31, 2012 to June 30, 2013, as displayed below in Table 51, debt issuance hedged a majority of the interest rate risk associated with our mortgage-related securities and loans. As displayed in Table 50, risk management derivatives were also used to maintain a low interest rate risk exposure as the average duration gap was approximately zero months.
Table 51: Derivative Impact on Interest Rate Risk (50 Basis Points)

	As of
	June 30, 2013	December 31, 2012
	(Dollars in billions)
Before Derivatives	$0.6	$(0.5)
After Derivatives	—	0.1
Effect of Derivatives	(0.6)	0.6
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
In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2012 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets and other financial instruments. As of June 30, 2013, these sensitivities were relatively unchanged compared with December 31, 2012. The fair value of our trading financial instruments and our other financial instruments as of June 30, 2013 and December 31, 2012 can be found in “Note 16, Fair Value.”
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
Among the forward-looking statements in this report are statements relating to:

•	Our expectation that we will remain profitable for the foreseeable future;

•
Our expectation that, while our annual earnings will remain strong over the next few years, our earnings may vary significantly from quarter to quarter due to many different factors, such as changes in interest rates or home prices;

•	Our expectation that our revenues will continue to be stable;

•
Our expectation of volatility from period to period in our financial results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings;

•	Our expectation that we will make substantial federal income tax payments to Treasury going forward;

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $10.2 billion in the third quarter of 2013;

•
Our expectation that, in compliance with our dividend obligation to Treasury, we will retain only a limited amount of any future earnings because we must pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

•	Our expectation that the amount of dividends we pay Treasury will exceed the amounts we have drawn;

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

•
Our expectation that, as a result of our having increased our guaranty fees in 2012 on loans acquired after the increase, we will benefit from receiving significantly more revenue from guaranty fees in future periods than we have in prior periods, even after we remit some of this revenue to Treasury as we are required to do under the TCCA;

•	Our belief that we will increase our guaranty fees in the future;

•
Our expectation that the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will in a number of years become the primary source of our revenues;

•
Our expectation that revenues generated from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets will decrease as we reduce the size of our retained mortgage portfolio;

•
Our expectation that, if current housing market conditions continue and if we are not required to sell more of our retained mortgage portfolio assets than we currently anticipate selling, increases in our revenues from guaranty fees will generally offset the expected declines in the revenues we generate from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets;

•	Our expectation that any future increases in guaranty fees will likely further increase our guaranty fee revenue;

•
Our expectation that improvements in the credit quality of our loan acquisitions since 2009 and increases in our charged guaranty fees on recently acquired loans will contribute significantly to our revenues for years to come, especially because these loans have relatively low interest rates, making them less likely to be refinanced than loans with higher interest rates;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not be as high as the June 30, 2013 serious delinquency rates of loans in our legacy book of business;

•	Our expectation that economic growth will pick up modestly in the second half of 2013;

•	Our expectation that the U.S. government will not reach the limit on its borrowing authority before the fall of 2013;

•	Our expectation that the housing market will continue to recover if employment continues to improve;

•
Our expectation that over 200,000 new multifamily units will be completed this year, which could impact multifamily fundamentals in certain localized areas, producing a temporary slowdown in net absorption rates, occupancy levels, and effective rents later this year;

•
Our expectation that, despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties;

•
Our expectation that the level of multifamily foreclosures for 2013 overall will generally remain commensurate with 2012 levels, although conditions may worsen if the unemployment rate increases on either a national or regional basis;

•
Our expectation that single-family mortgage loan delinquency and severity rates will continue their downward trend, but that single-family serious delinquency, default and severity rates will remain high compared with pre-housing crisis levels;

•
Our belief that the recent increase in mortgage rates and expected further mortgage rate increases this year will result in a decline in overall single-family mortgage originations in 2013 as compared with 2012, driven by a decline in refinancings;

•
Our forecast that total originations in the U.S. single-family mortgage market in 2013 will decrease from 2012 levels by approximately 19%, from an estimated $2.03 trillion in 2012 to $1.65 trillion in 2013;

•	Our forecast that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.48 trillion in 2012 to $1.03 trillion in 2013;

•
Our expectation that home prices will continue to increase on a national basis for the remainder of 2013, but at a slower rate in the second half of the year as compared with the first half of the year;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•
Our expectation that our credit losses will decrease in the future as a result of the higher credit quality of our new book of business, the decrease in our legacy book and anticipated positive home price growth;

•	Our expectation that our credit losses will remain elevated in 2013 relative to pre-housing crisis levels;

•	Our expectation that, to the extent the slow pace of foreclosures continues in the second half of 2013, our realization of some credit losses will be delayed;

•	Our belief that our total loss reserves peaked at $76.9 billion as of December 31, 2011;

•
Our expectation that, if delinquencies continue to trend downward and home prices continue to increase, our loss reserves will continue to decline, but at a slower pace than in recent quarters due to our expectation that the pace of home price growth will slow;

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

•
Our expectation that Congress will continue to consider housing finance system reform in the current congressional session, including conducting hearings on GSE reform and considering legislation that would alter the housing finance system or the activities or operations of the GSEs;

•	Our conclusion that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized;

•	Our belief that our capital loss carryforwards will expire unused;

•	Our expectation that we will utilize all of our net operating loss carryforwards within the next few years;

•
Our expectation that our remaining deferred tax asset valuation allowance not related to capital loss carryforwards will be reduced against income before federal income taxes throughout the remaining quarters of 2013 until that amount is reduced to zero as of December 31, 2013;

•	Our expectation that, starting in 2014, our effective tax rate will approach the statutory tax rate;

•	Our expectation that the guaranty fees we collect and the expenses we incur pursuant to the TCCA will increase in the future;

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

•	Our expectations regarding our credit ratings and their impact on us as set forth in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” and “Risk Factors”;

•	Our expectation that we will not eliminate our deficit of core capital over statutory minimum capital due to our dividend obligations on the senior preferred stock;

•	Our belief that we have limited credit exposure on government loans;

•	Our expectation that the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices;

•
Our belief that loans we acquire under Refi Plus and HARP may not perform as well as the other loans we have acquired since the beginning of 2009, but they will perform better than the loans they replace because they should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate);

•
Our expectation that if interest rates remain below historical levels, we will continue to acquire a high volume of refinancings under HARP for the program’s duration or until there is no longer a large population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing;

•	Our expectation that we will acquire many refinancings with LTV ratios greater than 125%;

•
Our expectation that our acquisitions of Alt-A mortgage loans (which are limited to refinancings of existing Fannie Mae loans) will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•	Our belief that the slow pace of foreclosures will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expenses);

•	Our expectation that the number of our single-family loans in our book of business that are seriously delinquent will remain above pre-2008 levels for years;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices;

•	Our expectation that we may be unable to recover on all outstanding loan repurchase obligations resulting from mortgage sellers/servicers’ breaches of contractual obligations;

•
Our expectation that, by the end of 2013, we will have completed our loan reviews for potential underwriting defects on all of the loans we acquired between 2005 and 2008 through our standard whole loan and MBS acquisitions that we currently intend to review;

•
Our expectation that, with the implementation of our new representation and warranty framework, a greater proportion of our repurchase requests in the future may be issued on performing loans, as compared with our currently outstanding repurchase requests, the substantial majority of which relate to loans that are either nonperforming or have been foreclosed upon;

•	Our belief that the financial condition of some of our primary mortgage insurer counterparties continues to improve;

•
Our belief, based on the stressed financial condition of our non-governmental financial guarantor counterparties, that all but one of these counterparties may not fully meet their obligations to us in the future;

•
Our expectation, given the stressed financial condition of some of our single-family lenders, that in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with the lender;

•
Our expectation that, depending on the financial strength of a single-family lender with whom we have a risk sharing arrangement, we may require the lender to pledge collateral to secure its recourse obligations; and

•
Our expectation that the lawsuits filed against us regarding our right to claim an exemption under our charter from transfer taxes will not have a material impact on our results of operations or financial condition.

Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; challenges we face in retaining and hiring qualified employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; impairments of our assets; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the structure and regulation of the financial services industry; natural or other disasters; and those factors described in “Risk Factors” in this report and in our 2012 Form 10-K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations” in this report.
Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in our 2012 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$24,718	$21,117
Restricted cash (includes $48,774 and $61,976, respectively, related to consolidated trusts)	53,930	67,919
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,800	32,500
Investments in securities:
Trading, at fair value	40,189	40,695
Available-for-sale, at fair value (includes $665 and $935, respectively, related to consolidated trusts)	55,536	63,181
Total investments in securities	95,725	103,876
Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $101 and $72, respectively, related to consolidated trusts)	545	464
Loans held for investment, at amortized cost:
Of Fannie Mae	328,573	355,544
Of consolidated trusts (includes $13,770 and $10,800, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $524 and $943, respectively)	2,696,579	2,652,193
Total loans held for investment	3,025,152	3,007,737
Allowance for loan losses	(49,643)	(58,795)
Total loans held for investment, net of allowance	2,975,509	2,948,942
Total mortgage loans	2,976,054	2,949,406
Accrued interest receivable, net (includes $7,725 and $7,567, respectively, related to consolidated trusts)	8,997	9,176
Acquired property, net	10,266	10,489
Deferred tax assets, net	48,679	—
Other assets (includes cash pledged as collateral of $981 and $1,222, respectively)	24,496	27,939
Total assets	$3,280,665	$3,222,422
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,275 and $8,645, respectively, related to consolidated trusts)	$10,613	$11,303
Debt:
Of Fannie Mae (includes $720 and $793, respectively, at fair value)	603,240	615,864
Of consolidated trusts (includes $14,601 and $11,647, respectively, at fair value)	2,637,295	2,573,653
Other liabilities (includes $366 and $1,059, respectively, related to consolidated trusts)	16,274	14,378
Total liabilities	3,267,422	3,215,198
Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding, respectively	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, respectively, 1,158,077,970 shares outstanding, respectively	687	687
Accumulated deficit	(117,561)	(122,766)
Accumulated other comprehensive income	1,204	384
Treasury stock, at cost, 150,684,733 shares, respectively	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	13,208	7,183
Noncontrolling interest	35	41
Total equity (See Note 1: Impact of U.S. Government Support and (Loss) Earnings per Share for information on our dividend obligation to Treasury)	13,243	7,224
Total liabilities and equity	$3,280,665	$3,222,422

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Trading securities	$222	$73	$448	$522
Available-for-sale securities	651	1,035	1,324	1,762
Mortgage loans (includes $24,847 and $28,424, respectively, for the three months ended and $50,241 and $57,425, respectively, for the six months ended related to consolidated trusts)	28,056	32,023	57,280	64,593
Other	49	40	106	78
Total interest income	28,978	33,171	59,158	66,955
Interest expense:
Short-term debt	37	32	80	74
Long-term debt (includes $20,722 and $24,714, respectively, for the three months ended and $41,880 and $50,074, respectively, for the six months ended related to consolidated trusts)	23,274	27,711	47,107	56,256
Total interest expense	23,311	27,743	47,187	56,330
Net interest income	5,667	5,428	11,971	10,625
Benefit for credit losses	5,383	3,041	6,340	1,041
Net interest income after benefit for credit losses	11,050	8,469	18,311	11,666
Investment gains, net	290	131	408	247
Net other-than-temporary impairments	(6)	(599)	(15)	(663)
Fair value gains (losses), net	829	(2,449)	1,663	(2,166)
Debt extinguishment gains (losses), net	27	(93)	4	(127)
Fee and other income	485	395	1,053	770
Non-interest income (loss)	1,625	(2,615)	3,113	(1,939)
Administrative expenses:
Salaries and employee benefits	304	292	621	598
Professional services	219	179	442	347
Occupancy expenses	47	48	93	91
Other administrative expenses	56	48	111	95
Total administrative expenses	626	567	1,267	1,131
Foreclosed property (income) expense	(332)	(70)	(592)	269
Other expenses	301	238	555	490
Total expenses	595	735	1,230	1,890
Income before federal income taxes	12,080	5,119	20,194	7,837
(Provision) benefit for federal income taxes	(1,985)	—	48,586	—
Net income	10,095	5,119	68,780	7,837
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	17	320	665	675
Other	149	8	155	15
Total other comprehensive income	166	328	820	690
Total comprehensive income	10,261	5,447	69,600	$8,527
Less: Comprehensive income attributable to noncontrolling interest	(11)	(5)	(11)	(4)
Total comprehensive income attributable to Fannie Mae	$10,250	$5,442	$69,589	$8,523
Net income	$10,095	$5,119	$68,780	$7,837
Less: Net income attributable to noncontrolling interest	(11)	(5)	(11)	(4)
Net income attributable to Fannie Mae	10,084	5,114	68,769	7,833
Dividends distributed or available for distribution to senior preferred stockholder	(10,243)	(2,929)	(69,611)	(5,746)
Net (loss) income attributable to common stockholders (Note 11)	$(159)	$2,185	$(842)	$2,087
(Loss) earnings per share:
Basic	$(0.03)	$0.38	$(0.15)	$0.36
Diluted	(0.03)	0.37	(0.15)	0.35
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,762	5,893	5,762	5,893

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$4,802	$24,135
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(3,985)	(1,095)
Proceeds from maturities and paydowns of trading securities held for investment	1,293	1,763
Proceeds from sales of trading securities held for investment	4,469	693
Purchases of available-for-sale securities	—	(25)
Proceeds from maturities and paydowns of available-for-sale securities	5,861	5,972
Proceeds from sales of available-for-sale securities	2,021	696
Purchases of loans held for investment	(119,122)	(81,192)
Proceeds from repayments of loans held for investment of Fannie Mae	28,762	14,236
Proceeds from repayments of loans held for investment of consolidated trusts	394,972	355,110
Net change in restricted cash	13,989	(5,188)
Advances to lenders	(76,435)	(56,489)
Proceeds from disposition of acquired property and preforeclosure sales	22,466	20,570
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(5,300)	22,000
Other, net	170	(92)
Net cash provided by investing activities	269,161	276,959
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	248,901	337,683
Payments to redeem debt of Fannie Mae	(261,959)	(408,557)
Proceeds from issuance of debt of consolidated trusts	235,835	160,523
Payments to redeem debt of consolidated trusts	(429,545)	(382,520)
Payments of cash dividends on senior preferred stock to Treasury	(63,592)	(5,750)
Proceeds from senior preferred stock purchase agreement with Treasury	—	4,571
Other, net	(2)	145
Net cash used in financing activities	(270,362)	(293,905)
Net increase in cash and cash equivalents	3,601	7,189
Cash and cash equivalents at beginning of period	21,117	17,539
Cash and cash equivalents at end of period	$24,718	$24,728
Cash paid during the period for:
Interest	$55,455	$60,926
Income Taxes	$1,016	$—

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
The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae mortgage-backed securities (“MBS”) trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of Fannie Mae. As of August 8, 2013, FHFA has not exercised this power.
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
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $135.8 billion as of June 30, 2013 and $141.2 billion as of December 31, 2012.
Under the terms of the senior preferred stock purchase agreement, starting January 1, 2013, we are required to pay Treasury a dividend each quarter, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $10.2 billion by September 30, 2013.
The conservatorship has no specified termination date and there continues to be uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons, including conditions that FHFA has already asserted existed at the time the former Director of FHFA placed us into conservatorship. Placement into receivership would have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

could lead to substantially different financial results. We are not aware of any plans of FHFA to significantly change our business model or capital structure in the near term.
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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2013. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion as of June 30, 2013. As of August 8, 2013, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
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

On June 28, 2013, we paid Treasury a dividend of $59.4 billion based on our net worth as of March 31, 2013. Based on the terms of the senior preferred stock purchase agreement with Treasury, we expect to pay Treasury a dividend of $10.2 billion by September 30, 2013.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three and six months ended June 30, 2013 may not necessarily be indicative of the results for the year ending December 31, 2013. The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), filed with the SEC on April 2, 2013.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2013, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. Our administrative expenses were reduced by $24 million and $26 million for the three months ended June 30, 2013 and 2012, respectively, and $50 million and $48 million for the six months ended June 30, 2013 and 2012, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three and six months ended June 30, 2013, we made tax payments of $1.0 billion to the Internal Revenue Service, a bureau of Treasury. We did not make any tax payments during the six months ended June 30, 2012.
Under the temporary credit and liquidity facilities (“TCLF”) program, we had $1.3 billion and $1.6 billion outstanding, which include principal and interest, of standby credit and liquidity support as of June 30, 2013 and December 31, 2012, respectively. Under the new issue bond (“NIB”) program, we had $4.8 billion and $6.1 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of June 30, 2013 and December 31, 2012, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of June 30, 2013, there had been no losses of principal or interest under the TCLF program or the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “Other expenses,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $233 million and $26 million in other expenses relating to TCCA-related guaranty fees during the three months ended June 30, 2013 and 2012, respectively, and $419 million and $26 million for the six months ended June 30, 2013 and 2012, respectively, of which $233 million has not been remitted to Treasury as of June 30, 2013. During the three months ended June 30, 2013, we have remitted TCCA-related guaranty fees of $186 million to Treasury for our obligations as of March 31, 2013.
FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac in 2013. As of June 30, 2013 and December 31, 2012, we held Freddie Mac mortgage-related securities with a fair value of $10.7 billion and $12.2 billion, respectively, and accrued interest receivable of $43 million and $51 million, respectively. We recognized interest income on these securities held by us of $101 million and $142 million for the three months ended June 30, 2013 and 2012, respectively, and $212 million and $295 million for the six months ended June 30, 2013 and 2012, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

As of March 31, 2013, we concluded that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, but retained $491 million of the valuation allowance that pertains to our capital loss carryforwards. This conclusion was based upon the significance of the positive evidence of our ability to generate sufficient taxable income and utilize our net operating loss carryforwards. The release of the valuation allowance resulted in the recognition of $50.6 billion in our benefit for income taxes in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013. See “Note 10, Income Taxes,” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets.
We continually monitor prepayment, default and loss severity trends and periodically make changes in our historically developed assumptions to better reflect present conditions of loan performance. In the three months ended June 30, 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans based on current observable performance trends as well as future expectations of payment behavior. These updates reflect faster prepayment and lower default expectations for these loans primarily as a result of improvements in loan performance, in part due to increases in home prices. Increases in home prices reduce the mark-to-market loan-to-value (“LTV”) ratios on these loans and, as such, borrowers build equity. Faster prepayment and lower default expectations shortened the expected average life of modified loans which reduced the expected credit losses and lowered concessions on modified loans. This resulted in a decrease to our allowance for loan losses as of June 30, 2013 and an incremental benefit for credit losses of approximately $2.2 billion during the three months ended June 30, 2013.
(Loss) Earnings per Share
Earnings per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). We include in the denominator of our basic EPS computation the weighted-average number of shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury. Diluted EPS includes all the components of basic EPS, plus the dilutive effect of common stock equivalents such as convertible securities and stock options, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. The calculation of income available to common stockholders and earnings per share is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. However, as a result of our conservatorship status and the terms of the senior preferred stock purchase agreement, no amounts are available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock).
Employee Retirement Benefits
We sponsor defined benefit plans for our employees that include qualified and nonqualified noncontributory plans. Pension plan benefits are based on years of credited service and a percentage of eligible compensation. In 2007, the defined benefit pension plans were amended to cease benefits accruals for employees that did not meet certain criteria to be grandfathered under the plans and to vest those employees in their frozen accruals. Effective June 30, 2013, the defined benefit pension plans were further amended to cease benefit accruals for all employees. As a result of freezing the pension plans, a curtailment was triggered as of April 30, 2013 and resulted in a gain of $146 million recognized in “Accumulated other comprehensive income” (“AOCI”).
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
Effective January 1, 2013, we prospectively adopted guidance issued by FASB related to disclosing amounts that have been reclassified out of AOCI. The new guidance does not change the current requirements for reporting or measuring net income or other comprehensive income in the financial statements. However, the new guidance does require entities to present information about amounts reclassified out of AOCI during the period and their corresponding effect on net income by specific line item. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements; however, it required us to expand our AOCI disclosures. See “Note 13, Equity,” for additional information regarding the disclosures required upon adoption of this guidance.
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
As of June 30, 2013, we consolidated certain VIEs that were not consolidated as of December 31, 2012, generally due to increases in the amount of the certificates issued by the entity that are held in our portfolio (for example, when we hold a substantial portion of the securities issued by Fannie Mae multi-class resecuritization trusts). As a result of consolidating these entities, which had combined total assets of $1.2 billion in unpaid principal balance as of June 30, 2013, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value.
As of June 30, 2013, we deconsolidated certain VIEs that were consolidated as of December 31, 2012, generally due to decreases in the amount of the certificates issued by the entity that are held in our portfolio. As a result of deconsolidating these entities, which had combined total assets of $370 million in unpaid principal balance as of December 31, 2012, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage backed-trusts as of June 30, 2013 and December 31, 2012, as well as our maximum exposure to loss and the total assets of those unconsolidated mortgage backed-trusts.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Available-for-sale securities(1)	$50,592	$57,004
Trading securities(1)	21,676	22,706
Other assets	112	145
Other liabilities	(1,442)	(1,449)
Net carrying amount	$70,938	$78,406
Maximum exposure to loss(1)(2)	$78,208	$87,397
Total assets of unconsolidated mortgage-backed trusts(1)	$535,903	$645,332
__________

(1)	Contains securities recognized in our condensed consolidated balance sheets due to consolidation of certain multi-class resecuritization trusts.

(2)
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Additionally, our maximum exposure to loss related to our involvement with limited partnership investments was $97 million and $118 million as of June 30, 2013 and December 31, 2012, respectively. The total assets of these unconsolidated limited partnership investments were $10.7 billion and $11.7 billion as of June 30, 2013 and December 31, 2012, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended June 30, 2013 and 2012, the unpaid principal balance of portfolio securitizations was $62.5 billion and $46.4 billion, respectively. For the six months ended June 30, 2013 and 2012, the unpaid principal balance of portfolio securitizations was $131.8 billion and $88.1 billion, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts as of June 30, 2013 and December 31, 2012.

	Fannie Mae Single-class MBS & Fannie Mae Megas		REMICS & SMBS(1)
	(Dollars in millions)
As of June 30, 2013
Unpaid principal balance	$396		$7,804
Fair value	434		9,005
Weighted-average coupon	6.21%		5.45%
Weighted-average loan age	7.0	years	5.1	years
Weighted-average maturity	22.0	years	13.2	years

As of December 31, 2012
Unpaid principal balance	$456		$8,667
Fair value	504		9,818
Weighted-average coupon	6.20%		5.53%
Weighted-average loan age	6.4	years	4.6	years
Weighted-average maturity	22.5	years	15.0	years
__________

(1)	Consists of Real Estate Mortgage Investment Conduits (“REMICs”) and stripped mortgage-backed securities (“SMBS”).
For the three months ended June 30, 2013 and 2012, the principal and interest received on retained interests was $469 million and $636 million, respectively. For the six months ended June 30, 2013 and 2012, the principal and interest received on retained interests was $928 million and $1.3 billion, respectively.
Managed Loans
We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that were delinquent as of June 30, 2013 and December 31, 2012.

	As of
	June 30, 2013		December 31, 2012
	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)
	(Dollars in millions)
Loans held for investment:
Of Fannie Mae	$342,853	$86,459	$370,354	$102,504
Of consolidated trusts	2,649,519	12,644	2,607,880	17,829
Loans held for sale	540	140	459	135
Securitized loans	2,177	1	2,272	4
Total loans managed	$2,995,089	$99,244	$2,980,965	$120,472
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $75 million and $163 million for the three months ended June 30, 2013 and 2012, respectively. Proceeds from the initial sale of securities from portfolio securitizations were $251 million and $296 million for the six months ended June 30, 2013 and 2012, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our condensed consolidated financial statements.
Other Securitizations
We also completed other portfolio securitization transactions that did not qualify as sales during the six months ended June 30, 2012 and were accounted for as secured borrowings. Proceeds from these transactions were $421 million and were recorded as long-term debt of Fannie Mae in our condensed consolidated balance sheet. As of June 30, 2013, the fair value of trading securities underlying these transactions was $153 million, and the unpaid principal balance of mortgage loans of consolidated trusts underlying these transactions was $178 million. The related assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS. We did not complete any securitizations of this type during the six months ended June 30, 2013.
3.  Mortgage Loans
The following table displays our mortgage loans as of June 30, 2013 and December 31, 2012.

	As of
	June 30, 2013			December 31, 2012
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$293,790	$2,510,827	$2,804,617	$309,277	$2,480,999	$2,790,276
Multifamily	49,502	138,793	188,295	61,464	126,953	188,417
Total unpaid principal balance of mortgage loans	343,292	2,649,620	2,992,912	370,741	2,607,952	2,978,693
Cost basis and fair value adjustments, net	(14,275)	47,060	32,785	(14,805)	44,313	29,508
Allowance for loan losses for loans held for investment	(44,825)	(4,818)	(49,643)	(50,519)	(8,276)	(58,795)
Total mortgage loans	$284,192	$2,691,862	$2,976,054	$305,417	$2,643,989	$2,949,406
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
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of June 30, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2013(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$36,445	$10,032	$56,181	$102,658	$2,480,511	$2,583,169	$96	$66,062
Government(4)	82	32	345	459	49,621	50,080	345	—
Alt-A	5,613	1,780	18,260	25,653	112,382	138,035	15	20,020
Other(5)	2,373	761	6,671	9,805	49,791	59,596	32	7,353
Total single-family	44,513	12,605	81,457	138,575	2,692,305	2,830,880	488	93,435
Multifamily(6)	103	NA	548	651	189,885	190,536	1	2,524
Total	$44,616	$12,605	$82,005	$139,226	$2,882,190	$3,021,416	$489	$95,959

	As of December 31, 2012(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest(7)	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$39,043	$13,513	$67,737	$120,293	$2,424,022	$2,544,315	$2,162	$78,822
Government(4)	82	40	340	462	50,408	50,870	340	—
Alt-A	6,009	2,417	22,181	30,607	121,099	151,706	502	24,048
Other(5)	2,613	1,053	8,527	12,193	57,336	69,529	297	9,209
Total single-family	47,747	17,023	98,785	163,555	2,652,865	2,816,420	3,301	112,079
Multifamily(6)	178	NA	428	606	190,445	191,051	—	2,214
Total	$47,925	$17,023	$99,213	$164,161	$2,843,310	$3,007,471	$3,301	$114,293
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)
Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A. Primarily consists of reverse mortgages which, due to their nature, are not aged and are included in the current column.

(5)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(6)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

(7)
Includes loans with a recorded investment of $2.8 billion, which were repurchased in January 2013 pursuant to our resolution agreement with Bank of America. These loans were returned to accrual status to reflect the change in our assessment of collectability resulting from this agreement.

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of June 30, 2013 and December 31, 2012. The single-family credit quality indicator is updated quarterly.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2013(1)(2)			December 31, 2012(1)(2)
	Primary (3)	Alt-A	Other (4)	Primary (3)	Alt-A	Other (4)
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(5)
Less than or equal to 80%	$1,917,135	$59,516	$23,170	$1,703,384	$57,419	$21,936
Greater than 80% and less than or equal to 90%	295,674	17,262	6,813	346,018	18,313	7,287
Greater than 90% and less than or equal to 100%	169,050	15,627	6,955	219,736	16,930	7,369
Greater than 100% and less than or equal to 110%	76,126	12,503	6,085	100,302	14,293	7,169
Greater than 110% and less than or equal to 120%	44,705	9,366	4,838	59,723	10,994	6,231
Greater than 120% and less than or equal to 125%	15,143	3,691	1,950	20,620	4,387	2,665
Greater than 125%	65,336	20,070	9,785	94,532	29,370	16,872
Total	$2,583,169	$138,035	$59,596	$2,544,315	$151,706	$69,529
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Excludes $50.1 billion and $50.9 billion as of June 30, 2013 and December 31, 2012, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(5)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value.

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of June 30, 2013 and December 31, 2012. The multifamily credit quality indicator is updated quarterly.

	As of
	June 30, 2013(1)	December 31, 2012(1)
	(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Green	$161,420	$154,235
Yellow(3)	16,644	21,304
Orange	11,260	14,199
Red	1,212	1,313
Total	$190,536	$191,051
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Green (loan with acceptable risk); yellow (loan with signs of potential weakness); orange (loan with a well defined weakness that may jeopardize the timely full repayment); and red (loan with a weakness that makes timely collection or liquidation in full more questionable based on existing conditions and values).

(3)
Includes approximately $3.4 billion and $5.1 billion of unpaid principal balance as of June 30, 2013 and December 31, 2012, respectively, classified as yellow due to no available current financial information.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Individually Impaired Loans
Individually impaired loans include troubled debt restructurings (“TDRs”), acquired credit-impaired loans, and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total recorded investment, unpaid principal balance and related allowance as of June 30, 2013 and December 31, 2012, and interest income recognized and average recorded investment for the three and six months ended June 30, 2013 and 2012, for individually impaired loans.

	As of
	June 30, 2013				December 31, 2012
	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$131,229	$124,661	$25,761	$505	$132,754	$126,106	$28,610	$628
Government(3)	218	212	37	4	214	208	38	4
Alt-A	37,977	35,099	10,114	217	38,387	35,620	11,154	267
Other(4)	16,269	15,502	4,219	67	16,873	16,114	4,743	86
Total single-family	185,693	175,474	40,131	793	188,228	178,048	44,545	985
Multifamily	2,645	2,667	452	15	2,449	2,471	489	13
Total individually impaired loans with related allowance recorded	188,338	178,141	40,583	808	190,677	180,519	45,034	998

With no related allowance recorded:(5)
Single-family:
Primary(2)	13,533	11,604	—	—	16,222	13,901	—	—
Government(3)	119	119	—	—	104	104	—	—
Alt-A	3,182	2,221	—	—	3,994	2,822	—	—
Other(4)	976	779	—	—	1,218	977	—	—
Total single-family	17,810	14,723	—	—	21,538	17,804	—	—
Multifamily	2,021	2,032	—	—	2,056	2,068	—	—
Total individually impaired loans with no related allowance recorded	19,831	16,755	—	—	23,594	19,872	—	—
Total individually impaired loans(6)	$208,169	$194,896	$40,583	$808	$214,271	$200,391	$45,034	$998

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2013			2012
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$125,689	$1,093	$152	$110,527	$967	$149
Government(3)	214	2	—	204	3	—
Alt-A	35,376	275	35	31,600	253	35
Other(4)	15,700	108	15	15,218	110	16
Total single-family	176,979	1,478	202	157,549	1,333	200
Multifamily	2,704	36	1	2,499	34	1
Total individually impaired loans with related allowance recorded	179,683	1,514	203	160,048	1,367	201

With no related allowance recorded:(5)
Single-family:
Primary(2)	10,301	283	57	7,367	254	61
Government(3)	112	2	—	88	1	—
Alt-A	1,972	55	12	1,672	60	13
Other(4)	661	23	5	399	20	6
Total single-family	13,046	363	74	9,526	335	80
Multifamily	1,666	25	—	1,712	26	—
Total individually impaired loans with no related allowance recorded	14,712	388	74	11,238	361	80
Total individually impaired loans(6)	$194,395	$1,902	$277	$171,286	$1,728	$281

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2013			2012
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$125,663	$2,195	$325	$110,154	$1,940	$322
Government(3)	211	5	—	227	6	—
Alt-A	35,422	552	74	31,543	506	74
Other(4)	15,830	217	29	15,232	220	34
Total single-family	177,126	2,969	428	157,156	2,672	430
Multifamily	2,628	67	1	2,620	65	1
Total individually impaired loans with related allowance recorded	179,754	3,036	429	159,776	2,737	431

With no related allowance recorded:(5)
Single-family:
Primary(2)	10,688	924	116	7,053	438	115
Government(3)	110	4	—	58	3	—
Alt-A	2,049	230	22	1,628	111	28
Other(4)	671	86	10	390	39	13
Total single-family	13,518	1,244	148	9,129	591	156
Multifamily	1,800	47	1	1,732	47	1
Total individually impaired loans with no related allowance recorded	15,318	1,291	149	10,861	638	157
Total individually impaired loans(6)	$195,072	$4,327	$578	$170,637	$3,375	$588
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)
Includes single-family loans restructured in a TDR with a recorded investment of $188.4 billion and $193.4 billion as of June 30, 2013 and December 31, 2012, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $1.2 billion and $1.1 billion as of June 30, 2013 and December 31, 2012, respectively.

(7)
Total single-family interest income recognized of $1.8 billion and $1.7 billion for the three months ended June 30, 2013 and 2012, respectively, consists of $1.4 billion and $1.2 billion of contractual interest and $410 million and $436 million of effective yield adjustments. Total single-family interest income recognized of $4.2 billion and $3.3 billion for the six months ended June 30, 2013 and 2012, respectively, consists of $2.9 billion and $2.4 billion of contractual interest and $1.3 billion and $823 million of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended June 30, 2013 and 2012, the average term extension of a single-family modified loan was 154 and 119 months, respectively, and the average interest rate reduction was 1.70 and 2.34 percentage points, respectively. During the six months ended June 30, 2013 and 2012, the average term extension of a single-family modified loan was 151 and 124 months, respectively, and the average interest rate reduction was 1.76 and 2.30 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	31,304	$4,833	31,886	$5,367
Government(3)	90	10	92	14
Alt-A	5,175	947	6,293	1,286
Other(4)	1,641	370	2,193	549
Total single-family	38,210	6,160	40,464	7,216
Multifamily	17	135	8	65
Total troubled debt restructurings	38,227	$6,295	40,472	$7,281

	For the Six Months Ended June 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	69,555	$10,477	58,770	$9,954
Government(3)	180	21	202	28
Alt-A	12,285	2,170	10,938	2,253
Other(4)	3,698	822	3,853	958
Total single-family	85,718	13,490	73,763	13,193
Multifamily	25	168	21	133
Total troubled debt restructurings	85,743	$13,658	73,784	$13,326
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

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.
The following table displays the number of loans and recorded investment in loans that had a payment default for the three and six months ended June 30, 2013 and 2012 and were modified in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale,

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

single-family loans with completed modifications that are two or more months delinquent during the period or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended June 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	11,320	$1,749	10,704	$1,827
Government(3)	31	4	49	7
Alt-A	2,584	466	2,016	403
Other(4)	852	195	961	235
Total single-family	14,787	2,414	13,730	2,472
Multifamily	3	5	1	1
Total TDRs that subsequently defaulted	14,790	$2,419	13,731	$2,473

	For the Six Months Ended June 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	23,380	$3,616	22,576	$3,901
Government(3)	60	8	99	17
Alt-A	5,256	950	4,259	869
Other(4)	1,675	380	2,156	523
Total single-family	30,371	4,954	29,090	5,310
Multifamily	6	20	2	3
Total TDRs that subsequently defaulted	30,377	$4,974	29,092	$5,313
__________

(1)
Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable. Represents our recorded investment in the loan at time of payment default.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.
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
Individually impaired single-family loans currently include those restructured in a TDR and acquired credit-impaired loans. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate. However, if we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs and adjusted for estimated proceeds from mortgage, flood, or hazard insurance and other credit enhancements.
We identify multifamily loans for evaluation for impairment through a credit risk assessment process. Based on this evaluation, we determine for loans that are not in homogeneous pools, whether or not a loan is individually impaired. If we determine that a multifamily loan is individually impaired, we generally measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property. If we determine that an individual loan that was specifically evaluated for impairment is not individually impaired, we include the loan as part of a pool of loans with similar characteristics that are evaluated collectively for incurred losses.
The following table displays changes in single-family, multifamily and total allowance for loan losses for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,
	2013			2012
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$48,967	$6,534	$55,501	$56,108	$12,630	$68,738
Benefit for loan losses(1)	(4,098)	(1,330)	(5,428)	(3,244)	(70)	(3,314)
Charge-offs(2)	(2,015)	(137)	(2,152)	(3,724)	(208)	(3,932)
Recoveries	466	106	572	441	44	485
Transfers(3)	768	(768)	—	1,607	(1,607)	—
Other(4)	244	33	277	134	23	157
Ending balance	$44,332	$4,438	$48,770	$51,322	$10,812	$62,134
Multifamily allowance for loan losses:
Beginning balance	$586	$374	$960	$893	$478	$1,371
(Benefit) provision for loan losses(1)	(36)	15	(21)	(85)	12	(73)
Charge-offs(2)	(66)	—	(66)	(59)	—	(59)
Transfers(3)	8	(8)	—	9	(9)	—
Other(4)	1	(1)	—	2	—	2
Ending balance	$493	$380	$873	$760	$481	$1,241
Total allowance for loan losses:
Beginning balance	$49,553	$6,908	$56,461	$57,001	$13,108	$70,109
Benefit for loan losses(1)	(4,134)	(1,315)	(5,449)	(3,329)	(58)	(3,387)
Charge-offs(2)(5)	(2,081)	(137)	(2,218)	(3,783)	(208)	(3,991)
Recoveries	466	106	572	441	44	485
Transfers(3)	776	(776)	—	1,616	(1,616)	—
Other(4)	245	32	277	136	23	159
Ending balance	$44,825	$4,818	$49,643	$52,082	$11,293	$63,375

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2013			2012
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$49,848	$7,839	$57,687	$56,294	$14,339	$70,633
(Benefit) provision for loan losses(1)	(4,534)	(1,733)	(6,267)	(1,844)	550	(1,294)
Charge-offs(2)	(4,685)	(186)	(4,871)	(8,128)	(471)	(8,599)
Recoveries	1,493	351	1,844	862	109	971
Transfers(3)	1,891	(1,891)	—	3,800	(3,800)	—
Other(4)	319	58	377	338	85	423
Ending balance	$44,332	$4,438	$48,770	$51,322	$10,812	$62,134
Multifamily allowance for loan losses:
Beginning balance	$671	$437	$1,108	$1,015	$508	$1,523
Benefit for loan losses(1)	(127)	(39)	(166)	(102)	(11)	(113)
Charge-offs(2)	(67)	—	(67)	(188)	—	(188)
Transfers(3)	17	(17)	—	17	(17)	—
Other(4)	(1)	(1)	(2)	18	1	19
Ending balance	$493	$380	$873	$760	$481	$1,241
Total allowance for loan losses:
Beginning balance	$50,519	$8,276	$58,795	$57,309	$14,847	$72,156
(Benefit) provision for loan losses(1)	(4,661)	(1,772)	(6,433)	(1,946)	539	(1,407)
Charge-offs(2)(5)	(4,752)	(186)	(4,938)	(8,316)	(471)	(8,787)
Recoveries	1,493	351	1,844	862	109	971
Transfers(3)	1,908	(1,908)	—	3,817	(3,817)	—
Other(4)	318	57	375	356	86	442
Ending balance	$44,825	$4,818	$49,643	$52,082	$11,293	$63,375

__________

(1)	(Benefit) provision for loan losses is included in benefit for credit losses in our condensed consolidated statements of operations and comprehensive income.

(2)
While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)
Amounts represent the net activity recorded in our allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers. The benefit for credit losses, charge-offs, recoveries and transfer activity included in this table reflects all changes for both the allowance for loan losses and the valuation allowances for accrued interest and preforeclosure property taxes and insurance receivable that relate to the mortgage loans.

(5)
Total charge-offs include accrued interest of $122 million and $238 million for the three months ended June 30, 2013 and 2012, respectively, and $237 million and $511 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the allowance for accrued interest receivable for loans of Fannie Mae was $1.2 billion and for loans of consolidated trusts was $135 million. As of December 31, 2012, the allowance for accrued interest receivable for loans of Fannie Mae was $1.5 billion and for loans of consolidated trusts was $192 million.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of June 30, 2013 and December 31, 2012.

	As of
	June 30, 2013			December 31, 2012
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$40,131	$452	$40,583	$44,545	$489	$45,034
Collectively reserved loans	8,639	421	9,060	13,142	619	13,761
Total allowance for loan losses	$48,770	$873	$49,643	$57,687	$1,108	$58,795

Recorded investment in loans by segment:(2)
Individually impaired loans(1)	$190,197	$4,699	$194,896	$195,852	$4,539	$200,391
Collectively reserved loans	2,640,683	185,837	2,826,520	2,620,568	186,512	2,807,080
Total recorded investment in loans	$2,830,880	$190,536	$3,021,416	$2,816,420	$191,051	$3,007,471
__________

(1)	Includes acquired credit-impaired loans.

(2)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities as of June 30, 2013 and December 31, 2012.

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$6,198	$6,248
Freddie Mac	2,847	2,793
Ginnie Mae	353	437
Alt-A private-label securities	1,481	1,330
Subprime private-label securities	1,488	1,319
CMBS	8,633	9,826
Mortgage revenue bonds	603	675
Other mortgage-related securities	109	117
Total mortgage-related securities	21,712	22,745
U.S. Treasury securities	18,477	17,950
Total trading securities	$40,189	$40,695

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses for the three and six months ended June 30, 2013 and 2012.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net trading (losses) gains	$(228)	$(14)	$168	$270
Net trading (losses) gains recorded in the period related to securities still held at period end	$(273)	$(2)	$125	$326
Available-for-Sale Securities
We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax as a component of “Other comprehensive income” and we record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and six months ended June 30, 2013 and 2012.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Gross realized gains	$173	$9	$182	$27
Gross realized losses	53	1	57	10
Total proceeds(1)	1,676	132	1,770	400
__________
s

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities we held as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$7,606	$515	$—	$(26)	$8,095
Freddie Mac	7,322	556	—	—	7,878
Ginnie Mae	577	91	—	—	668
Alt-A private-label securities	10,284	1,071	(172)	(56)	11,127
Subprime private-label securities	7,641	630	(265)	(144)	7,862
CMBS(4)	9,905	540	—	—	10,445
Mortgage revenue bonds	6,627	68	(170)	(121)	6,404
Other mortgage-related securities	3,135	150	(21)	(207)	3,057
Total	$53,097	$3,621	$(628)	$(554)	$55,536

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

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $378 million and $527 million as of June 30, 2013 and December 31, 2012, respectively, of increases to the carrying amount from previous fair value hedge accounting.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(20)	$884	$(6)	$146
Alt-A private-label securities	(50)	2,254	(178)	1,671
Subprime private-label securities	(49)	671	(360)	3,002
Mortgage revenue bonds	(66)	880	(225)	1,030
Other mortgage-related securities	(1)	41	(227)	1,252
Total	$(186)	$4,730	$(996)	$7,101

	As of December 31, 2012
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$599	$(11)	$372
Alt-A private-label securities	(18)	541	(715)	4,465
Subprime private-label securities	(14)	243	(893)	5,058
CMBS	—	—	(11)	240
Mortgage revenue bonds	(3)	127	(94)	1,198
Other mortgage-related securities	(3)	95	(282)	1,529
Total	$(43)	$1,605	$(2,006)	$12,862
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
The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. As of June 30, 2013, $1.0 billion of gross unrealized losses on AFS securities had existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of June 30, 2013 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive income.” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of June 30, 2013 that was 88% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Alt-A private-label securities	$2	$312	$6	$355
Subprime private-label securities	—	284	3	303
Other	4	3	6	5
Net other-than-temporary impairments	$6	$599	$15	$663
Net other-than-temporary impairments recognized in the three and six months ended June 30, 2013 decreased compared with the three and six months ended June 30, 2012 primarily due to an update to the assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities in 2012, which resulted in a significant decrease in the net present value of projected cash flows. We updated our assumptions due to observable market trends, including extending the time it takes to liquidate the loans and increasing loss severity rates for loans where the servicers stopped advancing payments.
The following table displays activity related to the unrealized credit component on debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012. A related unrealized noncredit loss component of $85 million and $118 million for the three and six months ended June 30, 2013, respectively, and related unrealized noncredit gain component of $403 million and $387 million for the three and six months ended June 30, 2012, respectively, was recognized in “Other comprehensive income.”

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Balance, beginning of period	$9,136	$8,870	$9,214	$8,915
Additions for the credit component on debt securities for which OTTI was not previously recognized	2	2	7	2
Additions for the credit component on debt securities for which OTTI was previously recognized	4	597	8	661
Reductions for securities no longer in portfolio at period end	(81)	(2)	(83)	(2)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(97)	(101)	(182)	(210)
Balance, end of period	$8,964	$9,366	$8,964	$9,366
As of June 30, 2013, those debt securities with other-than-temporary impairment for which we recognized the credit component of other-than-temporary impairments in our condensed consolidated statements of operations and comprehensive income consisted predominantly of Alt-A and subprime private-label securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We have recorded other-than-temporary impairments for the three and six months ended June 30, 2013 based on this analysis. For securities that we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or, if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the modeled attributes, including default rates and severities, which are used to determine as of June 30, 2013 whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

	As of June 30, 2013
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$1,300	$415	$2,550	$406	$1,813
Weighted-average collateral default(1)	37.3%	32.4%	12.7%	22.1%	13.8%
Weighted-average collateral severities(2)	65.4	57.0	50.7	49.2	44.1
Weighted-average voluntary prepayment rates(3)	8.0	6.3	9.9	7.0	8.7
Average credit enhancement(4)	52.0	9.1	12.2	23.7	8.9
2005:
Unpaid principal balance	$117	$1,108	$940	$436	$1,924
Weighted-average collateral default(1)	62.9%	44.4%	33.3%	39.2%	27.2%
Weighted-average collateral severities(2)	68.1	61.8	58.6	57.3	49.8
Weighted-average voluntary prepayment rates(3)	3.6	5.2	6.8	6.0	6.6
Average credit enhancement(4)	65.3	14.3	0.7	11.6	3.7
2006:
Unpaid principal balance	$10,090	$916	$437	$1,314	$1,336
Weighted-average collateral default(1)	64.9%	56.8%	35.0%	44.1%	23.1%
Weighted-average collateral severities(2)	69.8	60.8	61.5	57.3	50.0
Weighted-average voluntary prepayment rates(3)	3.0	4.2	5.5	4.8	6.8
Average credit enhancement(4)	11.2	6.8	0.1	0.6	—
2007 & After:
Unpaid principal balance	$559	$—	$—	$—	$94
Weighted-average collateral default(1)	62.7%	N/A	N/A	N/A	32.9%
Weighted-average collateral severities(2)	60.1	N/A	N/A	N/A	50.3
Weighted-average voluntary prepayment rates(3)	2.6	N/A	N/A	N/A	6.5
Average credit enhancement(4)	25.7	N/A	N/A	N/A	20.7
Total:
Unpaid principal balance	$12,066	$2,439	$3,927	$2,156	$5,167
Weighted-average collateral default(1)	61.8%	47.0%	20.1%	39.0%	21.6%
Weighted-average collateral severities(2)	68.9	60.6	53.8	55.8	47.8
Weighted-average voluntary prepayment rates(3)	3.5	5.0	8.7	5.5	7.4
Average credit enhancement(4)	16.8	10.6	8.1	7.2	4.9
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
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of June 30, 2013. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of June 30, 2013
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$7,606	$8,095	$—	$—	$256	$271	$531	$567	$6,819	$7,257
Freddie Mac	7,322	7,878	—	—	93	98	827	884	6,402	6,896
Ginnie Mae	577	668	—	—	1	1	13	15	563	652
Alt-A private-label securities	10,284	11,127	—	—	28	28	125	127	10,131	10,972
Subprime private-label securities	7,641	7,862	—	—	—	—	—	—	7,641	7,862
CMBS	9,905	10,445	—	—	9,792	10,330	—	—	113	115
Mortgage revenue bonds	6,627	6,404	34	35	262	268	595	598	5,736	5,503
Other mortgage-related securities	3,135	3,057	—	—	—	5	41	44	3,094	3,008
Total	$53,097	$55,536	$34	$35	$10,432	$11,001	$2,132	$2,235	$40,499	$42,265
Accumulated Other Comprehensive Income
The following table displays our accumulated other comprehensive income by major categories as of June 30, 2013 and December 31, 2012.

	As of
	June 30,	December 31,
	2013	2012
	(Dollars in millions)
Net unrealized gains on available-for-sale securities for which we have not recorded OTTI, net of tax	$821	$1,399
Net unrealized gains (losses) on available-for-sale securities for which we have recorded OTTI, net of tax	778	(465)
Prior service cost and actuarial losses, net of amortization for defined benefit plans, net of tax	(366)	(505)
Other losses	(29)	(45)
Accumulated other comprehensive income	$1,204	$384
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
For those guarantees recognized in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $45.6 billion and $50.6 billion as of June 30, 2013 and December 31, 2012, respectively.
In addition, we had maximum potential exposure of $7.8 billion and $8.3 billion for other guarantees not recognized in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of current accounting guidance on guaranty accounting.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheets was $12.8 billion and $13.3 billion as of June 30, 2013 and December 31, 2012, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $3.3 billion and $3.6 billion as of June 30, 2013 and December 31, 2012, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers see “Note 14, Concentrations of Credit Risk.”
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $1.3 billion and $1.8 billion as of June 30, 2013 and December 31, 2012, respectively.
Risk Characteristics of our Book of Business
We gauge our performance risk under our guaranty based on the delinquency status and other risk characteristics of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.
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
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013(1)			As of December 31, 2012(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.62%	0.46%	3.03%	1.75%	0.63%	3.66%
Percentage of single-family conventional loans(4)	1.85	0.51	2.77	1.96	0.66	3.29

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2013(1)		December 31, 2012(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)
Estimated mark-to-market LTV ratio:
Greater than 100%	10%	13.01%	13%	13.42%
Geographical distribution:
Arizona	2	1.49	2	2.14
California	19	1.29	19	1.69
Florida	6	8.47	6	10.06
Nevada	1	5.35	1	6.70
Select Midwest states(6)	10	2.88	10	3.51
All other states	62	2.48	62	2.85
Product distribution:
Alt-A	5	10.19	6	11.36
Subprime	*	18.33	*	20.60
Vintages:
2005	4	7.62	5	7.79
2006	4	11.79	5	12.15
2007	6	12.59	7	12.99
2008	3	6.77	5	6.63
All other vintages	83	1.15	78	1.36
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	12.02	1	14.76
__________

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of June 30, 2013 and December 31, 2012.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process, as of June 30, 2013 and December 31, 2012.

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

(6)	Consists of Illinois, Indiana, Michigan, and Ohio.

	As of
	June 30, 2013(1)(2)		December 31, 2012(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.07%	0.28%	0.23%	0.24%

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2013(1)		December 31, 2012(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	4%	0.41%	4%	0.36%
Less than or equal to 80%	96	0.27	96	0.24
Original debt service coverage ratio:
Less than or equal to 1.10	7	1.43	8	0.22
Greater than 1.10	93	0.19	92	0.25
Current debt service coverage ratio less than 1.0(5)	4	2.64	5	2.11
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of June 30, 2013 and December 31, 2012 excluding loans that have been defeased.

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

7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in full satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held-for-sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property, net of the related valuation allowance, for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Balance as of beginning of period	$10,149	$10,619	$10,489	$11,373
Additions	4,087	4,162	7,763	7,867
Disposals	(3,845)	(4,261)	(7,746)	(8,561)
Write-downs, net of recoveries	(125)	(133)	(240)	(292)
Balance as of end of period(1)	$10,266	$10,387	$10,266	$10,387
__________

(1)	Includes valuation allowance of $540 million and $648 million as of June 30, 2013 and 2012, respectively.
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of June 30, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2013		December 31, 2012
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Fixed-rate short-term debt:
Discount notes(2)	$102,459	0.13%	$104,730	0.15%
Foreign exchange discount notes(3)	340	1.45	503	1.61
Total short-term debt of Fannie Mae	102,799	0.13	105,233	0.16
Debt of consolidated trusts	2,812	0.12	3,483	0.15
Total short-term debt	$105,611	0.13%	$108,716	0.16%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

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

Intraday Lines of Credit
We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $20.0 billion and $15.0 billion as of June 30, 2013 and December 31, 2012, respectively. We had no borrowings outstanding from these lines of credit and no unsecured uncommitted lines of credit as of June 30, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of June 30, 2013 and December 31, 2012.

	As of
	June 30, 2013			December 31, 2012
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2013 - 2030	$239,022	2.43%	2013 - 2030	$251,768	2.59%
Medium-term notes(2)	2013 - 2023	175,546	1.23	2013 - 2022	172,288	1.35
Foreign exchange notes and bonds	2021 - 2028	649	5.36	2021 - 2028	694	5.44
Other(3)(4)	2013 - 2038	38,678	4.93	2013 - 2038	40,819	4.99
Total senior fixed		453,895	2.18		465,569	2.35
Senior floating:
Medium-term notes(2)	2013 - 2019	41,428	0.23	2013 - 2019	38,633	0.27
Other(3)(4)	2020 - 2037	302	8.20	2020 - 2037	365	8.22
Total senior floating		41,730	0.28		38,998	0.33
Subordinated fixed:
Qualifying subordinated	2014	1,168	5.27	2013 - 2014	2,522	5.00
Subordinated debentures(5)	2019	3,348	9.92	2019	3,197	9.92
Total subordinated fixed		4,516	8.72		5,719	7.75
Secured borrowings(6)	2021 - 2022	300	1.86	2021 - 2022	345	1.87
Total long-term debt of Fannie Mae(7)		500,441	2.08		510,631	2.25
Debt of consolidated trusts(4)	2013 - 2053	2,634,483	3.08	2013 - 2052	2,570,170	3.36
Total long-term debt		$3,134,924	2.92%		$3,080,801	3.18%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes long-term debt that is not included in other debt categories.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

(5)	Consists of subordinated debt issued with an interest deferral feature.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Reported amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $5.3 billion and $6.0 billion as of June 30, 2013 and December 31, 2012, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

9. Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our OTC-cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of interest rate swaps and interest rate options.
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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of June 30, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2013				As of December 31, 2012
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$87,427	$4,306	$159,686	$(9,109)	$19,450	$270	$239,017	$(18,237)
Receive-fixed	82,617	5,907	213,892	(4,554)	231,346	10,514	57,190	(200)
Basis	19,700	79	7,200	(1)	23,199	151	1,700	—
Foreign currency	408	111	580	(71)	686	193	509	(45)
Swaptions:
Pay-fixed	33,750	335	62,325	(933)	33,050	102	36,225	(184)
Receive-fixed	15,020	1,451	61,325	(1,082)	15,970	3,572	36,225	(2,279)
Other(1)	5,094	27	12	—	7,374	26	13	(1)
Total gross risk management derivatives	244,016	12,216	505,020	(15,750)	331,075	14,828	370,879	(20,946)
Accrued interest receivable (payable)	—	1,116	—	(1,268)	—	1,242	—	(1,508)
Netting adjustment(2)	—	(12,073)	—	15,785	—	(15,791)	—	22,046
Total net risk management derivatives	$244,016	$1,259	$505,020	$(1,233)	$331,075	$279	$370,879	$(408)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$3,292	$23	$9,719	$(298)	$12,360	$27	$5,232	$(8)
Forward contracts to purchase mortgage-related securities	13,779	116	41,496	(1,212)	34,545	103	12,557	(23)
Forward contracts to sell mortgage-related securities	71,885	2,051	19,614	(161)	18,886	26	75,477	(266)
Total mortgage commitment derivatives	$88,956	$2,190	$70,829	$(1,671)	$65,791	$156	$93,266	$(297)
Derivatives at fair value	$332,972	$3,449	$575,849	$(2,904)	$396,866	$435	$464,145	$(705)
__________

(1)
Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $4.4 billion and $6.3 billion as of June 30, 2013 and December 31, 2012, respectively. Since the agreements related to clearing contracts through derivatives clearing organizations do not provide us with a legal right of offset, no netting adjustments have been made for those contracts. Cash collateral received was $672 million as of June 30, 2013. No cash collateral was received as of December 31, 2012.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position were $4.5 billion and $6.4 billion, for which we posted collateral of $4.4 billion and $6.3 billion in the normal course of business as of June 30, 2013 and December 31, 2012, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $120 million and $159 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of June 30, 2013 and December 31, 2012, respectively. A reduction in

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our OTC-cleared derivatives contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three and six months ended June 30, 2013 and 2012.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$7,102	$(5,858)	$8,494	$(4,683)
Receive-fixed	(6,111)	3,592	(7,039)	2,674
Basis	(33)	18	(50)	56
Foreign currency	(59)	8	(125)	9
Swaptions:
Pay-fixed	(468)	79	(451)	57
Receive-fixed	247	345	268	251
Other(1)	13	(5)	25	(6)
Total risk management derivatives fair value gains (losses), net	691	(1,821)	1,122	(1,642)
Mortgage commitment derivatives fair value gains (losses), net	497	(562)	628	(767)
Total derivatives fair value gains (losses), net	$1,188	$(2,383)	$1,750	$(2,409)
__________

(1)	Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our OTC derivative transactions mainly through master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty, and by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. However, for derivative contracts cleared through a derivatives clearing organization, the related agreements are not master netting agreements.
See “Note 15, Netting Arrangements” for information on our rights to offset assets and liabilities as of June 30, 2013 and December 31, 2012.
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
After weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of March 31, 2013. Therefore, we concluded that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that will be released against income before federal income taxes for the remainder of the year. However, we retained $491 million of the valuation allowance that pertains to our capital loss carryforwards, which we believe will expire unused. We recognized a benefit for federal income taxes of $48.6 billion in our condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2013 primarily due to the release of the valuation allowance.
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
As discussed in “Note 10, Income Taxes” in our 2012 Form 10-K, releasing all or a portion of the valuation allowance in any period after December 31, 2012 did not reduce the funding available to us under the senior preferred stock purchase agreement and therefore did not result in regulatory actions that would limit our business operations to ensure our safety and soundness. In addition, we transitioned from a three-year cumulative loss position over the three years ended December 31, 2012 to a three-year cumulative income position over the three years ended March 31, 2013. The change in these conditions during the three months ended March 31, 2013 removed negative evidence that supported maintaining the valuation allowance against our net deferred tax assets as of December 31, 2012. The balance of our net deferred tax assets was $48.7 billion as of June 30, 2013 compared with net deferred tax liabilities of $509 million as of December 31, 2012.
We expect that the remaining valuation allowance not related to capital loss carryforwards will be reduced against income before federal income taxes throughout the remaining periods of 2013 until that amount is reduced to zero as of December 31, 2013. The timing of the reduction of this remaining valuation allowance will be determined by our estimated income recognition for 2013.
Income before federal income taxes recorded in the remainder of 2013 may be greater or less than our estimate used for the three months ended March 31, 2013. For the three months ended June 30, 2013, we updated our estimate of income before federal income taxes for 2013 and determined it was greater than our estimate used as of March 31, 2013. Therefore, we recognized a provision for federal income taxes of $2.0 billion for the three months ended June 30, 2013. For the six months ended June 30, 2013, we recognized a benefit for federal income taxes of $48.6 billion. We did not recognize a benefit or provision for federal income taxes for the three or six months ended June 30, 2012. Starting in 2014, we expect that our effective tax rate will approach the statutory tax rate.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

11. (Loss) Earnings Per Share
The following table displays the computation of basic and diluted (loss) earnings per share of common stock for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars and shares in millions, except per share amounts)
Net income	$10,095	$5,119	$68,780	$7,837
Less: Net income attributable to noncontrolling interest	(11)	(5)	(11)	(4)
Net income attributable to Fannie Mae	10,084	5,114	68,769	7,833
Dividends distributed or available for distribution to senior preferred stockholder(1)	(10,243)	(2,929)	(69,611)	(5,746)
Net (loss) income attributable to common stockholders	$(159)	$2,185	$(842)	$2,087
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762	5,762
Convertible preferred stock	—	131	—	131
Weighted-average common shares outstanding—Diluted(2)	5,762	5,893	5,762	5,893
(Loss) earnings per share:
Basic	$(0.03)	$0.38	$(0.15)	$0.36
Diluted	$(0.03)	$0.37	$(0.15)	$0.35
__________

(1)
Represents our required dividend payments to Treasury under the terms of the senior preferred stock purchase agreement. For the three months ended June 30, 2013, the dividend is calculated based on our net worth as of June 30, 2013 less the applicable capital reserve amount of $3.0 billion and for the six months ended June 30, 2013, we add dividends paid related to 2013 to this amount. For the three and six months ended June 30, 2012, an annual dividend rate of 10% on the aggregate liquidation preference was used to calculate the dividend.

(2)
Includes 4.6 billion of weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2013.

In 2012, the terms of the senior preferred stock purchase agreement were amended to ultimately require the payment of our entire net worth to Treasury. On June 28, 2013 we paid Treasury a senior preferred stock dividend of $59.4 billion for the second quarter of 2013. By September 30, 2013, we will pay Treasury a senior preferred stock dividend for the third quarter of 2013 of $10.2 billion, which equals the excess of our net worth as of June 30, 2013 over a $3.0 billion capital reserve amount applicable in 2013 under the terms of our senior preferred stock purchase agreement.
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
As of March 31, 2013, we released the valuation allowance for our deferred tax assets, except for amounts that will be released against income before federal income taxes for the remainder of the year and the portion of the valuation allowance

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

that pertains to our capital loss carryforwards. This resulted in a significant benefit for income taxes during the six months ended June 30, 2013. See “Note 10, Income Taxes” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets. The benefit for income taxes allocated to each business segment for the six months ended June 30, 2013 primarily represents the release of the valuation allowance against deferred tax assets that primarily are directly attributable to that segment based on the nature of the item. For Single-Family, we attributed the benefit of the valuation allowance release against deferred tax assets primarily related to the allowance for loan losses and guaranty fee income. For Multifamily, we attributed the benefit of the valuation allowance release against deferred tax assets primarily related to partnership and other equity investment losses and credits. For the Capital Markets group, we attributed the benefit of the valuation allowance release against deferred tax assets primarily related to debt and derivative instruments and mortgage and mortgage-related assets.
The following tables display our business segment financial results for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30, 2013
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(50)	$(17)	$2,680	$2,621		$433	(3)	$5,667
Benefit for credit losses	5,353	30	—	—		—		5,383
Net interest income after benefit for credit losses	5,303	13	2,680	2,621		433		11,050
Guaranty fee income (expense)	2,544	300	(283)	(1,283)	(4)	(1,227)	(4)	51	(4)
Investment gains (losses), net	1	4	898	(89)		(524)	(5)	290
Net other-than-temporary impairments	—	—	(6)	—		—		(6)
Fair value (losses) gains, net	(1)	—	841	(214)		203	(6)	829
Debt extinguishment gains, net	—	—	3	24		—		27
Gains from partnership investments	—	104	—	—		11		115	(7)
Fee and other income (expense)	179	38	255	(86)		48		434
Administrative expenses	(419)	(67)	(140)	—		—		(626)
Foreclosed property income	328	4	—	—		—		332
Other expenses	(387)	—	(8)	—		(21)		(416)
Income before federal income taxes	7,548	396	4,240	973		(1,077)		12,080
Provision for federal income taxes	(1,050)	(10)	(925)	—		—		(1,985)
Net income	6,498	386	3,315	973		(1,077)		10,095
Less: Net income attributable to noncontrolling interest	—	—	—	—		(11)	(8)	(11)
Net income attributable to Fannie Mae	$6,498	$386	$3,315	$973		$(1,088)		$10,084

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2013
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$470	$(28)	$5,422	$5,218		$889	(3)	$11,971
Benefit for credit losses	6,134	206	—	—		—		6,340
Net interest income after benefit for credit losses	6,604	178	5,422	5,218		889		18,311
Guaranty fee income (expense)	4,919	591	(582)	(2,487)	(4)	(2,336)	(4)	105	(4)
Investment gains (losses), net	3	11	2,247	(156)		(1,697)	(5)	408
Net other-than-temporary impairments	—	—	(15)	—		—		(15)
Fair value (losses) gains, net	(3)	—	1,716	(418)		368	(6)	1,663
Debt extinguishment (losses) gains, net	—	—	(37)	41		—		4
Gains from partnership investments	—	163	—	—		11		174	(7)
Fee and other income (expense)	351	89	604	(170)		74		948
Administrative expenses	(845)	(137)	(285)	—		—		(1,267)
Foreclosed property income	581	11	—	—		—		592
Other (expenses) income	(741)	1	50	—		(39)		(729)
Income before federal income taxes	10,869	907	9,120	2,028		(2,730)		20,194
Benefit for federal income taxes(9)	30,528	7,978	10,080	—		—		48,586
Net income	41,397	8,885	19,200	2,028		(2,730)		68,780
Less: Net income attributable to noncontrolling interest	—	—	—	—		(11)	(8)	(11)
Net income attributable to Fannie Mae	$41,397	$8,885	$19,200	$2,028		$(2,741)		$68,769

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(215)	$(6)	$3,443	$1,731		$475	(3)	$5,428
Benefit for credit losses	2,956	85	—	—		—		3,041
Net interest income after benefit for credit losses	2,741	79	3,443	1,731		475		8,469
Guaranty fee income (expense)	1,970	252	(326)	(1,206)	(4)	(632)	(4)	58	(4)
Investment gains, net	2	6	1,458	87		(1,422)	(5)	131
Net other-than-temporary impairments	—	—	(597)	(2)		—		(599)
Fair value losses, net	(3)	—	(2,461)	(60)		75	(6)	(2,449)
Debt extinguishment (losses) gains, net	—	—	(102)	9		—		(93)
Gains from partnership investments	—	18	—	—		5		23	(7)
Fee and other income (expense)	207	49	186	(100)		(5)		337
Administrative expenses	(382)	(60)	(125)	—		—		(567)
Foreclosed property income	59	11	—	—		—		70
Other (expenses) income	(240)	3	(3)	—		(21)		(261)
Net income	4,354	358	1,473	459		(1,525)		5,119
Less: Net income attributable to noncontrolling interest	—	—	—	—		(5)	(8)	(5)
Net income attributable to Fannie Mae	$4,354	$358	$1,473	$459		$(1,530)		$5,114

	For the Six Months Ended June 30, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(594)	$(13)	$6,984	$3,300		$948	(3)	$10,625
Benefit for credit losses	903	138	—	—		—		1,041
Net interest income after benefit for credit losses	309	125	6,984	3,300		948		11,666
Guaranty fee income (expense)	3,881	495	(658)	(2,365)	(4)	(1,233)	(4)	120	(4)
Investment gains, net	3	12	2,465	114		(2,347)	(5)	247
Net other-than-temporary impairments	—	—	(661)	(2)		—		(663)
Fair value losses, net	(4)	—	(2,291)	(8)		137	(6)	(2,166)
Debt extinguishment (losses) gains, net	—	—	(172)	45		—		(127)
Gains from partnership investments	—	29	—	—		4		33	(7)
Fee and other income (expense)	407	96	366	(208)		(11)		650
Administrative expenses	(762)	(124)	(245)	—		—		(1,131)
Foreclosed property (expense) income	(273)	4	—	—		—		(269)
Other expenses	(475)	—	(11)	—		(37)		(523)
Net income	3,086	637	5,777	876		(2,539)		7,837
Less: Net income attributable to noncontrolling interest	—	—	—	—		(4)	(8)	(4)
Net income attributable to Fannie Mae	$3,086	$637	$5,777	$876		$(2,543)		$7,833

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

(3)	Represents the amortization expense of cost basis adjustments on securities that are retained in the Capital Markets group’s mortgage portfolio that on a GAAP basis are eliminated.

(4)
Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our condensed consolidated statements of operations and comprehensive income.

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

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets group’s mortgage portfolio.

(7)	Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income.

(8)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our condensed consolidated balance sheets.

(9)	Primarily represents the release of the valuation allowance for our deferred tax assets that primarily are directly attributable to each segment based on the nature of the item.
13. Equity
The following table displays the activity in other comprehensive income, net of tax, by major categories for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net income	$10,095	$5,119	$68,780	$7,837
Other comprehensive income, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sale securities (net of tax of $47 and $46, respectively, for the three months ended and net of tax of $396 and $150, respectively, for the six months ended)	88	(64)	735	255
Reclassification adjustment for other-than-temporary impairments recognized in net income (net of tax of $2 and $210, respectively, for the three months ended and net of tax of $5 and $232, respectively, for the six months ended)	4	389	10	431
Reclassification adjustment for gains on available-for-sale securities included in net income (net of tax of $40 and $3 for the three months ended and net of tax of $43 and $6, respectively, for the six months ended)	(75)	(5)	(80)	(11)
Other (1)	149	8	155	15
Total other comprehensive income	166	328	820	690
Total comprehensive income	$10,261	$5,447	$69,600	$8,527
___________
(1) Primarily represents activity from our defined benefit pension plans.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The table below displays changes in accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2013.

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	Available-for-Sale Securities(1)	Other(2)	Total	Available-for-Sale Securities(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$1,582	$(544)	$1,038	$934	$(550)	$384
Other comprehensive income before reclassifications	88	145	233	735	145	880
Amounts reclassified from other comprehensive income	(71)	4	(67)	(70)	10	(60)
Net other comprehensive income	17	149	166	665	155	820
Ending balance	$1,599	$(395)	$1,204	$1,599	$(395)	$1,204
__________

(1)	The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an available-for-sale security or the recognition of a net impairment recognized in earnings.

(2)	Primarily represents activity from our defined benefit pension plans.
The following table displays reclassifications from accumulated other comprehensive income, including the affected line item in our condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2013.

	For the Three Months Ended June 30, 2013						For the Six Months Ended June 30, 2013
	Available-for-Sale Securities			Other			Available-for-Sale Securities			Other
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(Dollars in millions)
Net other-than-temporary impairments	$6	$(2)	$4	$—	$—	$—	$15	$(5)	$10	$—	$—	$—
Investment gains, net	(115)	40	(75)	—	—	—	(123)	43	(80)	—	—	—
Salaries and employee benefits	—	—	—	5	(1)	4	—	—	—	15	(5)	10
Total	$(109)	$38	$(71)	$5	$(1)	$4	$(108)	$38	$(70)	$15	$(5)	$10
14. Concentrations of Credit Risk
Mortgage Sellers/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers/servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 51% of our single-family guaranty book of business as of June 30, 2013, compared with approximately 57% as of December 31, 2012. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 66% of our multifamily guaranty book of business as of June 30, 2013, compared with approximately 67% as of December 31, 2012.
If a significant mortgage seller/servicer counterparty, or a number of mortgage sellers/servicers fails to meet their obligations to us, it could result in a significant increase in our credit losses and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $94.6 billion and $91.7

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2013 and December 31, 2012, respectively, which represented 3% of our single-family guaranty book of business as of June 30, 2013 and December 31, 2012. Our primary mortgage insurance coverage risk in force was $93.6 billion and $90.5 billion as of June 30, 2013 and December 31, 2012, respectively. Our pool mortgage insurance coverage risk in force was $1.0 billion and $1.2 billion as of June 30, 2013 and December 31, 2012, respectively. Our top six mortgage insurance companies provided 92% and 93% of our mortgage insurance as of June 30, 2013 and December 31, 2012, respectively.
Of our primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Corporation (“Triad”) are under various forms of supervised control by their state regulators and are in run-off. These three mortgage insurers provided a combined $16.3 billion, or 17%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2013.
Genworth Mortgage Insurance Corporation (“Genworth”) is currently operating pursuant to waivers of state regulatory capital requirements applicable to its main insurance writing entity, as its capital had fallen below applicable state regulatory capital requirements. In July 2013, Genworth estimated that the risk-to-capital ratio of its main insurance writing entity had improved as of June 30, 2013, due in part to an additional capital contribution it received in April 2013 pursuant to its capital plan. The improvement in Genworth’s risk-to-capital ratio is expected to result in its meeting the regulatory capital requirements of all or most jurisdictions where it conducts business. Genworth’s regulators will determine whether it is in compliance with its regulatory capital requirements. Mortgage Guaranty Insurance Corporation (“MGIC”) and Radian Guaranty, Inc. (“Radian”) announced that they received additional capital contributions in March 2013. As of June 30, 2013, both MGIC and Radian met the capital requirements where they conduct business.
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
Our total loss reserves incorporate an estimated recovery amount from mortgage insurance coverage. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due mortgage insurance benefit for collectibility in order to ensure that our total loss reserves reflect probable losses as of the balance sheet date. The following table displays the amount by which our estimated benefit from mortgage insurance as of June 30, 2013 and December 31, 2012 reduced our total loss reserves as of those dates.

	As of
	June 30, 2013	December 31, 2012
	(Dollars in millions)
Contractual mortgage insurance benefit	$7,858	$9,993
Less: Collectibility adjustment(1)	515	708
Estimated benefit included in total loss reserves	$7,343	$9,285
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
We had outstanding receivables of $2.6 billion recorded in “Other assets” in our condensed consolidated balance sheets as of June 30, 2013 and $3.7 billion as of December 31, 2012 related to amounts claimed on insured, defaulted loans, of which $576 million as of June 30, 2013 and $1.1 billion as of December 31, 2012 was due from our mortgage sellers/servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $578 million as of June 30, 2013 and $551 million as of December 31, 2012. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of June 30, 2013 and December 31, 2012. We received proceeds from mortgage insurers (and, in cases where policies were rescinded or canceled or coverage was denied by the mortgage insurer, from mortgage sellers/servicers) for single-family loans of $1.2 billion and $3.3 billion for the three and six months ended June 30, 2013, respectively, and $1.2 billion and $2.5 billion for three and six months ended June 30, 2012, respectively.
For information on credit risk associated with our derivative transactions and repurchase agreements refer to “Note 15, Netting Arrangements.”

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

15. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The table below displays information related to derivatives, securities purchased under agreements to resell or similar arrangements and securities sold under agreements to repurchase or similar arrangements which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$12,222	$(12,073)	$149		$—	$(31)	$118
Mortgage related commitment derivatives	2,190	—	2,190		(665)	—	1,525
Total derivative assets	$14,412	$(12,073)	$2,339	(4)	$(665)	$(31)	$1,643
Securities purchased under agreements to resell or similar arrangements(5)	$48,800	$—	$48,800		$—	$(48,800)	$—
Total assets	$63,212	$(12,073)	$51,139		$(665)	$(48,831)	$1,643

Liabilities:
OTC risk management derivatives	$(15,949)	$15,785	$(164)		$—	$—	$(164)
Mortgage related commitment derivatives	(1,671)	—	(1,671)		665	—	(1,006)
Total liabilities	$(17,620)	$15,785	$(1,835)	(4)	$665	$—	$(1,170)

	As of December 31, 2012
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments (2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$15,853	$(15,791)	$62		$—	$(48)	$14
Mortgage related commitment derivatives	156	—	156		(92)	(2)	62
Total derivative assets	$16,009	$(15,791)	$218	(4)	$(92)	$(50)	$76
Securities purchased under agreements to resell or similar arrangements(5)	$45,750	$—	$45,750		$—	$(45,750)	$—
Total assets	$61,759	$(15,791)	$45,968		$(92)	$(45,800)	$76

Liabilities:
OTC risk management derivatives	$(22,204)	$22,046	$(158)		$—	$—	$(158)
Mortgage related commitment derivatives	(297)	—	(297)		92	—	(205)
Total liabilities	$(22,501)	$22,046	$(455)	(4)	$92	$—	$(363)

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

(4)
Excludes derivative assets of $1.1 billion and $217 million and derivative liabilities of $1.1 billion and $250 million recognized in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively, that are not subject to an enforceable master netting arrangement or similar agreement.

(5)
Includes $11.0 billion and $13.3 billion of securities purchased under agreements to resell or similar arrangements classified as “cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our condensed consolidated balance sheets. The fair value of non-cash collateral accepted for OTC risk management derivatives was $31 million and $54 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $49.2 billion and $46.2 billion, of which $27.8 billion and $25.0 billion could be sold or repledged as of June 30, 2013 and December 31, 2012, respectively. None of the underlying collateral was sold or repledged as of June 30, 2013 and December 31, 2012. We did not have any securities sold under agreements to repurchase as of June 30, 2013 and December 31, 2012.
We determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, based on the contractual arrangements entered into with our individual counterparties. The following is a description, under various agreements, of the nature of those rights and their effect or potential effect on our financial position.
The terms of the majority of our contracts for OTC risk management derivatives are governed under master agreements of the International Swaps and Derivatives Association (“ISDA”). These agreements provide that all transactions entered into under the agreement with the counterparty constitute a single contractual relationship. An event of default by the counterparty allows the early termination of all outstanding transactions under the same ISDA agreement and we may offset all outstanding amounts related to the terminated transactions including collateral posted or received.
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
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of June 30, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$6,725	$—	$—	$—	$6,725
Trading securities:
Mortgage-related securities:
Fannie Mae	—	6,146	52	—	6,198
Freddie Mac	—	2,845	2	—	2,847
Ginnie Mae	—	351	2	—	353
Alt-A private-label securities	—	778	703	—	1,481
Subprime private-label securities	—	—	1,488	—	1,488
CMBS	—	8,633	—	—	8,633
Mortgage revenue bonds	—	—	603	—	603
Other	—	—	109	—	109
U.S. Treasury securities	18,477	—	—	—	18,477
Total trading securities	18,477	18,753	2,959	—	40,189
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	8,085	10	—	8,095
Freddie Mac	—	7,869	9	—	7,878
Ginnie Mae	—	668	—	—	668
Alt-A private-label securities	—	4,119	7,008	—	11,127
Subprime private-label securities	—	—	7,862	—	7,862
CMBS	—	10,445	—	—	10,445
Mortgage revenue bonds	—	4	6,400	—	6,404
Other	—	6	3,051	—	3,057
Total available-for-sale securities	—	31,196	24,340	—	55,536
Mortgage loans of consolidated trusts	—	10,809	2,961	—	13,770
Other assets:
Risk management derivatives:
Swaps	—	11,441	78	—	11,519
Swaptions	—	1,786	—	—	1,786
Other	—	—	27	—	27
Netting adjustment	—	—	—	(12,073)	(12,073)
Mortgage commitment derivatives	—	2,190	—	—	2,190
Total other assets	—	15,417	105	(12,073)	3,449
Total assets at fair value	$25,202	$76,175	$30,365	$(12,073)	$119,669

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$383	$—	$—	$383
Senior floating	—	—	337	—	337
Total of Fannie Mae	—	383	337	—	720
Of consolidated trusts	—	13,524	1,077	—	14,601
Total long-term debt	—	13,907	1,414	—	15,321
Other liabilities:
Risk management derivatives:
Swaps	—	14,882	121	—	15,003
Swaptions	—	2,015	—	—	2,015
Netting adjustment	—	—	—	(15,785)	(15,785)
Mortgage commitment derivatives	—	1,638	33	—	1,671
Total other liabilities	—	18,535	154	(15,785)	2,904
Total liabilities at fair value	$—	$32,442	$1,568	$(15,785)	$18,225

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
The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income for Level 3 assets and liabilities for the three and six months ended June 30, 2013 and 2012. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2013
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2013(5)
	Balance, March 31, 2013	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$61	$(3)	$—	$—	$—	$—	$(6)	$—	$—	$52	$(3)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Ginnie Mae	—	—	—	—	—	—	—	—	2	2	—
Alt-A private-label securities	464	32	—	—	—	—	(39)	(162)	408	703	31
Subprime private-label securities	1,446	80	—	—	—	—	(38)	—	—	1,488	79
Mortgage revenue bonds	661	(56)	—	—	—	—	(2)	—	—	603	(56)
Other	118	(6)	—	—	—	—	(3)	—	—	109	(6)
Total trading securities	$2,752	$47	$—	$—	$—	$—	$(88)	$(162)	$410	$2,959	$45

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$12	$—	$(1)	$—	$—	$—	$(1)	$—	$—	$10	$—
Freddie Mac	9	—	(1)	—	—	—	—	—	1	9	—
Alt-A private-label securities	6,112	11	249	—	—	—	(401)	(773)	1,810	7,008	—
Subprime private-label securities	7,868	46	234	—	—	—	(286)	—	—	7,862	—
Mortgage revenue bonds	7,351	12	(253)	—	—	—	(710)	—	—	6,400	—
Other	3,099	1	55	—	—	—	(104)	—	—	3,051	—
Total available-for-sale securities	$24,451	$70	$283	$—	$—	$—	$(1,502)	$(773)	$1,811	$24,340	$—

Mortgage loans of consolidated trusts	$2,882	$30	$—	$85	$—	$—	$(122)	$(51)	$137	$2,961	$25
Net derivatives	(7)	(89)	—	—	—	—	31	16	—	(49)	(44)
Long-term debt:
Of Fannie Mae:
Senior floating	$(383)	$46	$—	$—	$—	$—	$—	$—	$—	$(337)	$46
Of consolidated trusts	(1,077)	(66)	—	—	—	(5)	56	57	(42)	(1,077)	(69)
Total long-term debt	$(1,460)	$(20)	$—	$—	$—	$(5)	$56	$57	$(42)	$(1,414)	$(23)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2013
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2013(5)
	Balance, December 31, 2012	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$(6)	$—	$—	$—	$—	$(10)	$—	$—	$52	$(6)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Ginnie Mae	1	—	—	—	—	—	(1)	—	2	2	—
Alt-A private label securities	104	127	—	—	—	—	(55)	(206)	733	703	121
Subprime private-label securities	1,319	239	—	—	—	—	(70)	—	—	1,488	239
Mortgage revenue bonds	675	(69)	—	—	—	—	(3)	—	—	603	(69)
Other	117	(4)	—	—	—	—	(4)	—	—	109	(4)
Total trading securities	$2,286	$287	$—	$—	$—	$—	$(143)	$(206)	$735	$2,959	$281

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$29	$—	$(1)	$—	$—	$—	$(4)	$(14)	$—	$10	$—
Freddie Mac	10	—	(1)	—	—	—	(1)	—	1	9	—
Alt-A private-label securities	6,564	20	467	—	—	—	(669)	(1,965)	2,591	7,008	—
Subprime private-label securities	7,447	90	911	—	—	—	(586)	—	—	7,862	—
Mortgage revenue bonds	7,837	10	(282)	—	(19)	—	(1,146)	—	—	6,400	—
Other	3,147	5	99	—	—	—	(200)	—	—	3,051	—
Total available-for-sale securities	$25,034	$125	$1,193	$—	$(19)	$—	$(2,606)	$(1,979)	$2,592	$24,340	$—

Mortgage loans of consolidated trusts	$2,634	$57	$—	$243	$—	$—	$(234)	$(89)	$350	$2,961	$(393)
Net derivatives	14	(129)	—	—	—	—	54	16	(4)	(49)	(61)
Long-term debt:
Of Fannie Mae:
Senior floating	$(400)	$63	$—	$—	$—	$—	$—	$—	$—	$(337)	$63
Of consolidated trusts	(1,128)	(120)	—	—	—	(20)	105	170	(84)	(1,077)	245
Total long-term debt	$(1,528)	$(57)	$—	$—	$—	$(20)	$105	$170	$(84)	$(1,414)	$308

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2012
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2012(5)
	Balance, March 31, 2012	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$89	$(3)	$—	$—	$—	$—	$(4)	$—	$—	$82	$(2)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Alt-A private label securities	569	56	—	—	—	—	(50)	(416)	29	188	7
Subprime private-label securities	1,305	(37)	—	—	—	—	(42)	—	—	1,226	(37)
Mortgage revenue bonds	668	28	—	—	—	—	(7)	—	—	689	28
Other	123	(3)	—	—	—	—	(2)	—	—	118	(3)
Total trading securities	$2,756	$41	$—	$—	$—	$—	$(105)	$(416)	$29	$2,305	$(7)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$37	$—	$—	$5	$(5)	$—	$(3)	$—	$—	$34	$—
Freddie Mac	11	—	—	—	—	—	—	—	—	11	—
Alt-A private-label securities	7,136	(85)	127	—	—	—	(275)	(922)	475	6,456	—
Subprime private-label securities	7,595	(230)	203	—	—	—	(338)	—	—	7,230	—
Mortgage revenue bonds	9,732	1	117	—	(18)	—	(479)	—	—	9,353	—
Other	3,342	8	(12)	—	—	—	(94)	—	—	3,244	—
Total available-for-sale securities	$27,853	$(306)	$435	$5	$(23)	$—	$(1,189)	$(922)	$475	$26,328	$—

Mortgage loans of consolidated trusts	$2,271	$47	$—	$142	$—	$—	$(110)	$(26)	$7	$2,331	$43
Net derivatives	44	8	—	—	—	(3)	25	—	—	74	19
Long-term debt:
Of Fannie Mae:
Senior floating	$(399)	$(13)	$—	$—	$—	$—	$—	$—	$—	$(412)	$(13)
Of consolidated trusts	(950)	(51)	—	—	—	(218)	50	—	(150)	(1,319)	(51)
Total long-term debt	$(1,349)	$(64)	$—	$—	$—	$(218)	$50	$—	$(150)	$(1,731)	$(64)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2012
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2012(5)
	Balance, December 31, 2011	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,737	$2	$—	$—	$(33)	$—	$(108)	$(1,581)	$65	$82	$(2)
Freddie Mac	—	—	—	—	—	—	—	—	2	2	—
Ginnie Mae	9	—	—	—	—	—	—	(9)	—	—	—
Alt-A private label securities	345	69	—	—	—	—	(67)	(416)	257	188	13
Subprime private-label securities	1,280	22	—	—	—	—	(76)	—	—	1,226	22
Mortgage revenue bonds	724	(26)	—	—	—	—	(9)	—	—	689	(26)
Other	143	(22)	—	—	—	—	(3)	—	—	118	(22)
Total trading securities	$4,238	$45	$—	$—	$(33)	$—	$(263)	$(2,006)	$324	$2,305	$(15)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$946	$—	$(8)	$6	$(6)	$—	$(19)	$(895)	$10	$34	$—
Freddie Mac	12	—	—	—	—	—	(1)	—	—	11	—
Alt-A private-label securities	7,256	(102)	293	—	—	—	(537)	(1,907)	1,453	6,456	—
Subprime private-label securities	7,586	(195)	506	—	—	—	(667)	—	—	7,230	—
Mortgage revenue bonds	10,247	3	(20)	—	(42)	—	(835)	—	—	9,353	—
Other	3,445	14	(38)	—	—	—	(177)	—	—	3,244	—
Total available-for-sale securities	$29,492	$(280)	$733	$6	$(48)	$—	$(2,236)	$(2,802)	$1,463	$26,328	$—

Mortgage loans of consolidated trusts	$2,319	$120	$—	$387	$—	$—	$(169)	$(344)	$18	$2,331	$(10)
Net derivatives	65	15	—	—	—	(6)	—	—	—	74	33
Long-term debt:
Of Fannie Mae:
Senior floating	$(406)	$(6)	$—	$—	$—	$—	$—	$—	$—	$(412)	$(6)
Of consolidated trusts	(765)	(60)	—	—	—	(485)	78	110	(197)	(1,319)	(2)
Total long-term debt	$(1,171)	$(66)	$—	$—	$—	$(485)	$78	$110	$(197)	$(1,731)	$(8)
__________

(1)
(Losses) gains included in other comprehensive income are included in “Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes” in the condensed consolidated statements of operations and comprehensive income.

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
The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended June 30, 2013
	Interest Income	Fair Value (Losses) Gains, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$70	$(31)	$(4)	$3	$38
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2013	$—	$3	$—	$—	$3

	For the Six Months Ended June 30, 2013
	Interest Income	Fair Value Gains, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$125	$161	$(9)	$6	$283
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2013	$—	$135	$—	$—	$135

	For the Three Months Ended June 30, 2012
	Interest Income	Fair Value Gains (Losses), net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$79	$33	$(388)	$2	$(274)
Net unrealized losses related to Level 3 assets and liabilities still held as of June 30, 2012	$—	$(9)	$—	$—	$(9)

	For the Six Months Ended June 30, 2012
	Interest Income	Fair Value Gains, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$145	$120	$(439)	$8	$(166)
Net unrealized gains (losses) related to Level 3 assets and liabilities still held as of June 30, 2012	$—	$—	$—	$—	$—

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Nonrecurring Changes in Fair Value
The following tables display assets measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment) as of June 30, 2013 and December 31, 2012.

	Fair Value Measurements as of June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$174	$132	$306
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	20,316	20,316
Of consolidated trusts	—	—	123	123
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,887	1,887
Acquired property, net:
Single-family	—	—	2,893	2,893
Multifamily	—	—	41	41
Other assets	—	—	110	110
Total nonrecurring fair value measurements	$—	$174	$25,502	$25,676

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$104	$135	$239
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	23,314	23,314
Of consolidated trusts	—	—	227	227
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,624	1,624
Acquired property, net:
Single-family	—	—	3,692	3,692
Multifamily	—	—	74	74
Other assets	—	—	384	384
Total nonrecurring fair value measurements	$—	$104	$29,450	$29,554
_________

(1)	Excludes estimated recoveries from mortgage insurance proceeds.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Fair Value Measurements as of June 30, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	Other						$56
Alt-A private-label securities	Single Vendor	Default Rate (%)	12.4			12.4
		Prepayment Speed (%)	1.4			1.4
		Severity (%)	71.7			71.7	127
	Consensus						364
	Discounted Cash Flow	Default Rate (%)	11.2	-	13.4	12.7
		Prepayment Speed (%)	0.4	-	4.3	3.0
		Severity (%)	50.0	-	77.6	68.5
		Spreads (bps)	313.0	-	354.0	340.5	139
	Other						73
Total Alt-A private-label securities							703
Subprime private-label securities	Consensus	Default Rate (%)	9.0	-	18.6	14.2
		Prepayment Speed (%)	0.7	-	8.0	5.1
		Severity (%)	64.6	-	88.3	78.6
		Spreads (bps)	255.0	-	538.0	329.1	632
	Consensus						433
	Discounted Cash Flow	Default Rate (%)	9.8	-	22.3	13.6
		Prepayment Speed (%)	2.1	-	5.1	3.4
		Severity (%)	38.7	-	99.0	69.7
		Spreads (bps)	255.0	-	408.0	310.8	423
Total subprime private-label securities							1,488
Mortgage revenue bonds	Discounted Cash Flow	Spreads (bps)	221.0	-	415.0	358.1	578
	Other						25
Total mortgage revenue bonds							603
Other	Single Vendor						109
Total trading securities							$2,959

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	Other						$19
Alt-A private-label securities	Single Vendor	Default Rate (%)	7.5	-	14.4	9.7
		Prepayment Speed (%)	0.2	-	7.0	3.4
		Severity (%)	35.5	-	86.2	76.5
		Spreads (bps)	345.0			345.0	137
	Single Vendor						163
	Consensus	Default Rate (%)	0.0	-	16.2	3.5
		Prepayment Speed (%)	0.0	-	35.5	13.1
		Severity (%)	3.7	-	100.0	55.7
		Spreads (bps)	177.0	-	597.0	451.3	2,621
	Consensus						1,561
	Discounted Cash Flow	Default Rate (%)	0.0	-	20.0	6.7
		Prepayment Speed (%)	0.0	-	16.2	4.8
		Severity (%)	35.7	-	97.6	58.1
		Spreads (bps)	111.0	-	479.0	294.3	1,174
	Other						1,352
Total Alt-A private-label securities							7,008
Subprime private-label securities	Single Vendor	Default Rate (%)	9.0	-	18.7	18.6
		Prepayment Speed (%)	5.0	-	7.2	7.1
		Severity (%)	65.0	-	94.3	94.0	94
	Consensus	Default Rate (%)	0.0	-	27.4	13.1
		Prepayment Speed (%)	0.0	-	27.4	4.6
		Severity (%)	24.3	-	97.7	75.6
		Spreads (bps)	144.0	-	569.0	319.3	2,882
	Consensus						3,661
	Discounted Cash Flow	Default Rate (%)	0.4	-	24.3	16.4
		Prepayment Speed (%)	0.6	-	14.9	3.5
		Severity (%)	60.2	-	100.0	77.5
		Spreads (bps)	65.0	-	450.0	310.0	852
	Other						373
Total subprime private-label securities							7,862
Mortgage revenue bonds	Single Vendor	Spreads (bps)	47.0	-	503.0	122.6	3,092
	Single Vendor						1,335
	Discounted Cash Flow	Spreads (bps)	58.0	-	555.0	327.9	1,846
	Other						127
Total mortgage revenue bonds							6,400
Other	Single Vendor						16
	Consensus	Default Rate (%)	0.0	-	12.6	4.0
		Prepayment Speed (%)	2.3	-	13.7	5.5
		Severity (%)	0.0	-	100.0	79.4
		Spreads (bps)	280.0	-	952.0	488.5	122
	Consensus						659
	Discounted Cash Flow	Default Rate (%)	5.0			5.0
		Prepayment Speed (%)	3.0			3.0
		Severity (%)	85.0			85.0
		Spreads (bps)	390.0	-	563.0	411.4	322
	Other						1,932
Total other							3,051
Total available-for-sale securities							$24,340

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	Build-Up	Default Rate (%)	0.1	-	97.4	19.2
		Prepayment Speed (%)	3.0	-	42.5	15.1
		Severity (%)	6.1	-	96.1	29.9	$1,969
	Consensus	Default Rate (%)	0.6	-	15.6	6.1
		Prepayment Speed (%)	0.0	-	16.1	7.2
		Severity (%)	39.9	-	100.0	61.6
		Spreads (bps)	167.0	-	931.0	404.5	380
	Consensus						420
	Discounted Cash Flow	Default Rate (%)	11.8			11.8
		Prepayment Speed (%)	2.5			2.5
		Severity (%)	99.4			99.4
		Spreads (bps)	752.0			752.0	3
Total single-family							2,772
Multifamily	Build-Up	Spreads (bps)	80.0	-	285.4	133.4	189
Total mortgage loans of consolidated trusts							$2,961
Net derivatives	Internal Model						$(83)
	Dealer Mark						66
	Other						(32)
Total net derivatives							$(49)
Long-term debt:
Of Fannie Mae:
Senior floating	Discounted Cash Flow						$(337)
Of consolidated trusts	Discounted Cash Flow	Default Rate (%)	11.8			11.8
		Prepayment Speed (%)	2.5	-	100.0	94.3
		Severity (%)	99.4			99.4
		Spreads (bps)	92.0	-	752.0	186.6	(105)
	Consensus	Default Rate (%)	0.6	-	15.6	5.8
		Prepayment Speed (%)	0.0	-	16.1	7.8
		Severity (%)	39.9	-	100.0	59.2
		Spreads (bps)	167.0	-	931.0	426.1	(346)
	Consensus						(508)
	Single Vendor						(68)
	Other						(50)
Total of consolidated trusts							(1,077)
Total long-term debt							$(1,414)

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
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

		Fair Value as of
	Valuation Techniques	June 30, 2013	December 31, 2012
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$132	$135
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	20,316	23,314
Of consolidated trusts	Internal Model	123	227
Multifamily mortgage loans held for investment, at amortized cost	Appraisals	127	194
	Broker Price Opinions	420	395
	Asset Manager Estimate	1,056	1,001
	Other	284	34
Total multifamily mortgage loans held for investment, at amortized cost		1,887	1,624
Acquired property, net:
Single-family	Accepted Offers	620	787
	Appraisals	1,078	467
	Walk Forwards	546	1,348
	Internal Model	610	1,014
	Other	39	76
Total single-family		2,893	3,692
Multifamily	Accepted Offers	5	20
	Appraisals	2	8
	Broker Price Opinions	34	46
Total multifamily		41	74
Other assets	Appraisals	25	8
	Broker Price Opinions	10	—
	Walk Forwards	10	43
	Internal Model	61	203
	Other	4	130
Total other assets		110	384
Total nonrecurring assets at fair value		$25,502	$29,450
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
For private-label securities, an increase in unobservable prepayment speeds in isolation would generally result in an increase in fair value, and an increase in unobservable spreads, severity rates or default rates in isolation would generally result in a decrease in fair value. For mortgage revenue bonds classified as Level 3 of the valuation hierarchy, an increase in unobservable spreads would result in a decrease in fair value. Although the sensitivities of the fair value of our recurring Level 3 securities of the valuation hierarchy to various unobservable inputs are discussed above in isolation, interrelationships exist among these inputs such that a change in one unobservable input typically results in a change to one or more of the other inputs.
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
Single Vendor: We estimate the fair value of a portion of our senior-subordinated trust structures using the single vendor valuation technique at the security level as a proxy for estimating loan fair value. We also estimate the fair value of our reverse mortgages using the single vendor valuation technique. This valuation technique estimates fair value based upon prices received from one specific vendor. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of June 30, 2013, these methodologies comprised approximately 76% of our valuations, while accepted offers comprised approximately 21% of our valuations. Based on the number of properties measured as of December 31, 2012, these methodologies comprised approximately 78% of our valuations, while accepted offers comprised approximately 20% of our valuations.
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
Dealer Mark: Certain highly complex structured swaps primarily use a single dealer mark due to lack of transparency in the market and may be modeled using observable interest rates and volatility levels as well as significant unobservable assumptions, resulting in Level 3 classification of the valuation hierarchy. Mortgage commitment derivatives that use observable market data, quotes and actual transaction price levels adjusted for market movement are typically classified as Level 2 of the valuation hierarchy. To the extent mortgage commitment derivatives include adjustments for market movement that cannot be corroborated by observable market data, we classify them as Level 3 of the valuation hierarchy.
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
We use third-party vendor prices and dealer quotes to estimate fair value of some of our financial assets and liabilities. Third-party vendor prices are primarily used to estimate fair value for trading securities, available-for-sale securities, debt of Fannie Mae and consolidated MBS debt. Our Pricing Group performs various review and validation procedures prior to utilizing these prices in our fair value estimation process. We verify selected prices, using a variety of methods, including corroborating the prices by reference to other independent market data, such as non-binding broker or dealer quotations, relevant benchmark indices and prices of similar instruments. We also review prices for reasonableness based on variations from prices provided in previous periods, comparing prices to internally estimated prices, using primarily a discounted cash flow approach, and conducting relative value comparisons based on specific characteristics of securities.
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
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of June 30, 2013 and December 31, 2012. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2013
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$78,648	$67,648	$11,000	$—	$—	$78,648
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,800	—	37,800	—	—	37,800
Trading securities	40,189	18,477	18,753	2,959	—	40,189
Available-for-sale securities	55,536	—	31,196	24,340	—	55,536
Mortgage loans held for sale	545	—	286	267	—	553
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	283,748	—	38,280	225,059	—	263,339
Of consolidated trusts	2,691,761	—	2,546,313	181,356	—	2,727,669
Mortgage loans held for investment	2,975,509	—	2,584,593	406,415	—	2,991,008
Advances to lenders	5,906	—	5,298	580	—	5,878
Derivative assets at fair value	3,449	—	15,417	105	(12,073)	3,449
Guaranty assets and buy-ups	275	—	—	660	—	660
Total financial assets	$3,197,857	$86,125	$2,704,343	$435,326	$(12,073)	$3,213,721

Financial liabilities:
Short-term debt:
Of Fannie Mae	$102,799	$—	$102,813	$—	$—	$102,813
Of consolidated trusts	2,812	—	—	2,812	—	2,812
Long-term debt:
Of Fannie Mae	500,441	—	512,058	944	—	513,002
Of consolidated trusts	2,634,483	—	2,646,877	14,554	—	2,661,431
Derivative liabilities at fair value	2,904	—	18,535	154	(15,785)	2,904
Guaranty obligations	520	—	—	2,365	—	2,365
Total financial liabilities	$3,243,959	$—	$3,280,283	$20,829	$(15,785)	$3,285,327

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
Financial Instruments for which fair value approximates carrying value—We hold certain financial instruments that are not carried at fair value but for which the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, the majority of advances to lenders, and federal funds and securities sold/purchased under agreements to repurchase/resell (exclusive of dollar roll repurchase transactions).
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $8.8 billion as of June 30, 2013. The total fair value of the loans in our retained mortgage portfolio that have been refinanced under HARP as of June 30, 2013 as presented in the table above is $292.8 billion.
Fair Value Option
We elected the fair value option for loans that contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from the respective loan.

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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of June 30, 2013 and December 31, 2012.

	As of
	June 30, 2013			December 31, 2012
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$13,770	$720	$14,601	$10,800	$793	$11,647
Unpaid principal balance	13,888	674	13,729	10,657	674	10,803
__________

(1)
Includes nonaccrual loans with a fair value of $286 million and $273 million as of June 30, 2013 and December 31, 2012, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2013 and December 31, 2012 was $145 million and $189 million, respectively. Includes loans that are 90 days or more past due with a fair value of $389 million and $386 million as of June 30, 2013 and December 31, 2012, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2013 and December 31, 2012 was $149 million and $201 million, respectively.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $86 million and $100 million as of June 30, 2013 and December 31, 2012, respectively.
Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,
	2013			2012
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$66	$2	$68	$11	$—	$11
Other changes in fair value	(549)	339	(210)	(38)	(17)	(55)
Fair value (losses) gains, net	$(483)	$341	$(142)	$(27)	$(17)	$(44)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2013			2012
	Loans	Long-Term Debt	Total Losses	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$1	$(3)	$(2)	$77	$(2)	$75
Other changes in fair value	(706)	405	(301)	(103)	43	(60)
Fair value (losses) gains, net	$(705)	$402	$(303)	$(26)	$41	$15
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
On April 10, 2013, the parties reached an agreement in principle to settle this litigation, subject to court approval. Fannie Mae’s portion of the proposed settlement will not have a material impact on our results of operations or financial condition. On May 7, 2013, the parties filed a stipulation of settlement with the court. On June 7, 2013, the court granted preliminary approval of the settlement, approved the form and manner of notice to the class, set the hearing on final approval of the settlement for October 31, 2013, stayed non-settlement related proceedings, and set certain other deadlines related to the settlement.
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
Given the stage of this lawsuit and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
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
Given the stage of this lawsuit and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
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
Given the stage of this lawsuit and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

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
Given the stage of this lawsuit and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Transfer Tax Litigation
We are involved in a number of lawsuits in multiple states regarding our right to claim an exemption under our charter from transfer taxes in connection with the recordation of deeds upon transfers of real property by sale or foreclosure. If any of these lawsuits are decided against us, we may be required to pay past transfer taxes, damages, fees and/or costs. Although we believe that our charter provides us with an exemption from these taxes and therefore we have a valid defense in these lawsuits, in March 2012 a federal district court in Michigan held in two cases that we are not exempt from Michigan transfer taxes under our charter. We, along with FHFA and Freddie Mac, filed appeals on these two decisions with the U.S. Court of Appeals for the Sixth Circuit, and on May 20, 2013, the Sixth Circuit reversed the lower court, ruling in the GSEs’ favor. Since the initial adverse rulings in Michigan, a number of courts have agreed with our position that we are exempt from these transfer taxes under our charter. Plaintiffs in these cases have filed a number of appeals, and appeals are currently pending in the U.S. Court of Appeals for the Third, Fourth, Seventh, Eighth, Ninth and Eleventh Circuits. We do not expect the outcome of these lawsuits to have a material impact on our results of operations or financial condition.
Senior Preferred Stock Purchase Agreements Litigation
Two putative class actions pertaining to the senior preferred stock purchase agreements have been filed by preferred shareholders against us, Freddie Mac, and FHFA as conservator of Fannie Mae and Freddie Mac in the United States District Court for the District of Columbia. Cacciapelle v. Fannie Mae, et al, brought by shareholders Joseph Cacciapelle and Melvin Bareiss, was filed on July 29, 2013, and American European Insurance Company v. Fannie Mae, et al was filed on July 30, 2013. Plaintiffs bring claims for breach of contract and breach of the implied covenant of good faith and fair dealing, alleging that the amendments to the terms of the senior preferred stock purchase agreements on August 17, 2012 providing that Fannie Mae and Freddie Mac would pay dividends equal to their entire net worth (minus a specified capital reserve amount) nullified certain rights of the preferred shareholders, particularly the right to receive dividends. Plaintiffs seek to represent a class of all shareholders who held preferred stock prior to and as of the public announcement of the August 17, 2012 amendment. Plaintiffs seek damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
In addition, a putative class action and derivative action was filed on August 5, 2013 in the U.S. District Court for the District of Columbia, by preferred shareholder, Francis J. Dennis, against FHFA, Treasury and us, both as a defendant and derivatively on our behalf against FHFA and Treasury. Dennis brings claims for breach of contract and breach of the implied covenant of good faith and fair dealing against us, and a breach of fiduciary claim on our behalf against FHFA and Treasury, alleging that the amendment to the terms of the senior preferred stock purchase agreement on August 17, 2012 providing that Fannie Mae would pay dividends equal to its entire net worth (minus a specified capital reserve amount) nullified certain rights of the preferred shareholders, particularly the right to receive dividends. Dennis seeks to represent a class of all shareholders who held Series S and Series T preferred stock prior to August 17, 2012. The complaint seeks damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
Given the stage of these lawsuits and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Housing Trust Fund
On July 9, 2013, plaintiffs Angela Samuels, Rossana Torres, Danielle Stelluto, the National Low Income Housing Coalition and the Right to the City Alliance filed a complaint against FHFA and the Acting Director of FHFA in the U.S. District Court for the Southern District of Florida. We are not a party to this lawsuit. The complaint challenges FHFA’s decision to suspend Fannie Mae’s and Freddie Mac’s contributions to HUD’s Housing Trust Fund. The Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”), which was enacted on July 30, 2008, requires Fannie Mae and Freddie Mac to set aside an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of their total new business purchases to fund the Housing Trust Fund and the Capital Magnet Fund, with 65% of this amount allocated to the Housing Trust Fund and the remaining 35% allocated to the Capital Magnet Fund. The 2008 Reform Act authorizes the Director of FHFA to temporarily suspend these allocations in specified circumstances. In November 2008, FHFA suspended allocations for these funds and directed Fannie Mae and Freddie Mac to not set aside or allocate funds for the Housing Trust Fund and Capital Magnet Fund until further notice.
Plaintiffs’ complaint alleges that FHFA’s directives ordering Fannie Mae and Freddie Mac to suspend payments to the Housing Trust Fund, and FHFA’s failure to review its decision to suspend payments once Fannie Mae’s and Freddie Mac’s financial circumstances changed, violated the Administrative Procedure Act. Plaintiffs request that the court: (1) vacate and set aside FHFA’s decision to indefinitely suspend payments by Fannie Mae and Freddie Mac to the Housing Trust Fund; (2) declare that FHFA’s actions violated the Administrative Procedure Act; (3) order FHFA to instruct Fannie Mae and Freddie Mac to proceed as if FHFA’s suspension of payments to the Housing Trust Fund had never taken place; and (4) award reasonable attorneys’ fees and costs to the plaintiffs.
We cannot predict the course or the outcome of this lawsuit, or the actions FHFA may take in response.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2013, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2013 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2013 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2013 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2013 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2013 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2013 (“Second Quarter 2013 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2013 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Second Quarter 2013 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2013 Form 10-Q and had no objection to our filing the Second Quarter 2013 Form 10-Q.

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
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe a change in our internal control over financial reporting since March 31, 2013 that management believes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Change in Management
Effective April 3, 2013, David C. Benson, who previously served as Fannie Mae’s Executive Vice President—Capital Markets, Securitization & Corporate Strategy, became Fannie Mae’s Executive Vice President and Chief Financial Officer, succeeding Susan R. McFarland, who resigned as Fannie Mae’s Executive Vice President and Chief Financial Officer and became a senior adviser for a transition period that ended on June 30, 2013.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2012 Form 10-K and First Quarter 2013 Form 10-Q. We also provide information regarding material legal proceedings in “Note 17, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. Except for matters that have been settled, we presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2012 Form 10-K or our First Quarter 2013 Form 10-Q. We have recorded a reserve for legal claims related to those matters when we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
FHFA Private-Label Mortgage-Related Securities Litigation
As we disclosed in our 2012 Form 10-K in “Legal Proceedings,” in the third quarter of 2011, FHFA, as conservator for us and for Freddie Mac, filed 16 lawsuits on behalf of us and Freddie Mac against various financial institutions, their officers and affiliated and unaffiliated underwriters that were responsible for marketing and selling private-label mortgage-related securities to us. The lawsuits seek to recover losses we and Freddie Mac incurred on the securities. The lawsuits allege that the defendants violated federal and state securities laws and, in some cases, committed fraud by making material misstatements and omissions regarding the characteristics of the loans underlying the securities in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac.
SDNY Cases
Fourteen of the lawsuits were filed in or transferred to the U.S. District Court for the Southern District of New York (“SDNY”). These cases are against Bank of America Corp.; Barclays Bank PLC; Citigroup Inc.; Credit Suisse Holdings (USA), Inc.; Deutsche Bank AG; First Horizon National Corporation; Goldman, Sachs & Co.; HSBC North America Holdings Inc.; JPMorgan Chase & Co.; Merrill Lynch & Co.; Morgan Stanley; Nomura Holding America Inc.; SG Americas, Inc.; and UBS Americas Inc. (“UBS”), and against certain related entities and individuals.
On December 21, 2011, FHFA filed an amended complaint in the UBS case. On January 20, 2012, defendants in the UBS case filed a motion to dismiss the amended complaint. On May 4, 2012, the court denied defendants’ motion to dismiss in the UBS case with respect to the federal and state securities law claims and granted defendants’ motion to dismiss with respect to the negligent misrepresentation claim. On June 13, 2012 and June 28, 2012, FHFA filed amended complaints in the non-UBS cases pending in the SDNY. Defendants in these cases filed motions to dismiss on July 13, 2012 and August 17, 2012. In a series of orders issued in November 2012, the district court denied, in large part, defendants’ motions to dismiss in the non-UBS cases. On April 5, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s order in the UBS case.
On May 24, 2013, we, along with FHFA and Freddie Mac, entered into a settlement agreement with Citigroup Inc. and certain related entities resolving the Citigroup Inc. case in exchange for a payment from Citigroup. On May 29, 2013, the district court entered a voluntary order dismissing the case.
On July 25, 2013, we, along with FHFA and Freddie Mac, entered into a settlement agreement with UBS and certain related entities and individuals resolving the UBS case and certain other claims in exchange for a payment of $885 million. UBS paid us $416 million and Freddie Mac $469 million. On July 30, 2013, the district court entered a voluntary order dismissing the case.
Countrywide Case
In FHFA’s case against Countrywide Financial Corporation (“Countrywide”) and certain related entities and individuals, which is currently pending in the U.S. District Court for the Central District of California, the court denied FHFA’s motion for leave to file its first amended complaint on June 7, 2013, thereby dismissing FHFA’s successor liability claims against Bank of America. FHFA continues to assert securities law claims against Countrywide and the other remaining defendants.
Lawsuit Regarding the Housing Trust Fund
On July 9, 2013, plaintiffs Angela Samuels, Rossana Torres, Danielle Stelluto, the National Low Income Housing Coalition and the Right to the City Alliance filed a complaint against FHFA and the Acting Director of FHFA in the U.S. District Court for the Southern District of Florida. We are not a party to this lawsuit. The complaint challenges FHFA’s decision to suspend Fannie Mae’s and Freddie Mac’s contributions to HUD’s Housing Trust Fund. The 2008 Reform Act, which was enacted on July 30, 2008, requires Fannie Mae and Freddie Mac to set aside an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of their total new business purchases to fund the Housing Trust Fund and the Capital Magnet Fund, with 65% of this amount allocated to the Housing Trust Fund and the remaining 35% allocated to the Capital Magnet Fund. The 2008 Reform Act authorizes the Director of FHFA to temporarily suspend these allocations in specified circumstances. In November 2008, FHFA suspended allocations for these funds and directed Fannie Mae and Freddie Mac to not set aside or allocate funds for the Housing Trust Fund and Capital Magnet Fund until further notice.
Plaintiffs’ complaint alleges that FHFA’s directives ordering Fannie Mae and Freddie Mac to suspend payments to the Housing Trust Fund, and FHFA’s failure to review its decision to suspend payments once Fannie Mae’s and Freddie Mac’s financial circumstances changed, violated the Administrative Procedure Act. Plaintiffs request that the court: (1) vacate and set aside FHFA’s decision to indefinitely suspend payments by Fannie Mae and Freddie Mac to the Housing Trust Fund; (2) declare that FHFA’s actions violated the Administrative Procedure Act; (3) order FHFA to instruct Fannie Mae and Freddie Mac to proceed as if FHFA’s suspension of payments to the Housing Trust Fund had never taken place; and (4) award reasonable attorneys’ fees and costs to the plaintiffs.
We cannot predict the course or the outcome of this lawsuit, or the actions FHFA may take in response. If we are required to contribute some or all of the amounts we would have contributed to the Housing Trust Fund in past years had FHFA not suspended these allocations or to begin contributing these amounts going forward, it could have an adverse impact on our financial results.
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
PMI, RMIC and Triad are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay our claims only in part or fail to pay our claims at all under existing insurance policies. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. PMI, Triad and RMIC are currently paying only a portion of policyholder claims and deferring the remaining portion. Currently, PMI is paying 55% of claims under its mortgage insurance policies in cash and is deferring the remaining 45%, and both Triad and RMIC are paying 60% of claims in cash and deferring the remaining 40%. It is uncertain when, or if, PMI, Triad or RMIC will be permitted to begin paying deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. In July 2013, Triad’s regulator submitted a petition to the court for approval of a new plan of rehabilitation that would increase the amount of cash Triad pays on policyholder claims from 60% to 75%, as well as pay 37.5% of Triad’s outstanding deferred payment obligations. These payments would constitute payment in full by Triad and it would no longer be obligated to pay policyholders any remaining deferred payment obligations except in specified limited circumstances. A hearing on this petition is scheduled for September 2013. These three mortgage insurers provided a combined $16.3 billion, or 17%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2013.
Genworth is currently operating pursuant to waivers of state regulatory capital requirements applicable to its main insurance writing entity, as its capital had fallen below applicable state regulatory capital requirements. In July 2013, Genworth estimated that the risk-to-capital ratio of its main insurance writing entity had improved as of June 30, 2013, due in part to an additional capital contribution it received in April 2013 pursuant to its capital plan. The improvement in Genworth’s risk-to-capital ratio is expected to result in its meeting the regulatory capital requirements of all or most jurisdictions where it conducts business. Genworth’s regulators will determine whether it is in compliance with its regulatory capital requirements.
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
Some mortgage insurers have explored corporate restructurings designed to provide relief from risk-to-capital limits in certain states. We have approved several restructurings so that certain of our mortgage insurer counterparties or their subsidiaries could continue to write new business. A restructuring plan that would involve contributing capital to a subsidiary of a mortgage insurer could result in less liquidity available to the mortgage insurer to pay claims on its existing book of business and an increased risk that the mortgage insurer will not pay its claims in full in the future.
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
A decrease in the credit ratings on our senior unsecured debt could have an adverse effect on our ability to issue debt on reasonable terms, and would likely do so if such a decrease were not based on a similar action on the credit ratings of the U.S. government. A decrease in our credit ratings also could trigger additional collateral requirements under our derivatives contracts.
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
On August 5, 2011, S&P lowered the long-term sovereign credit rating on the U.S. to “AA+.” As a result of this action, and because we directly rely on the U.S. government for capital support, on August 8, 2011, S&P lowered our long-term senior debt rating to “AA+” with a negative outlook. Previously, our long-term senior debt had been rated by S&P as “AAA” and had been on CreditWatch Negative. S&P affirmed our short-term senior debt rating of “A-1+” and removed it from CreditWatch Negative. On June 10, 2013, S&P revised its outlook on the long-term rating on the U.S. from negative to stable and affirmed its “AA+” long-term sovereign credit rating on the U.S. As a result, on June 10, 2013, S&P also revised its outlook on our issue-level rating from negative to stable and affirmed its “AA+” rating on our long-term senior debt.
After the U.S. government’s statutory debt limit was raised on August 2, 2011, Moody’s confirmed the U.S. government’s rating and our long-term senior debt rating. Moody’s also removed the designation that these ratings were under review for possible downgrade. At that time, Moody’s revised the outlook for both the U.S. government’s rating and our long-term senior debt rating to negative. On July 18, 2013, Moody’s moved the outlook for both the U.S. government’s rating and our long-term senior debt rating back to stable, replacing the negative outlook that had been in place since August 2011. Moody’s also affirmed the “Aaa” rating of both the U.S. government and our long-term senior debt.
On November 28, 2011, Fitch affirmed the long-term issuer default rating and senior unsecured debt rating of Fannie Mae at “AAA,” but revised its ratings outlook on Fannie Mae’s long-term issuer default rating to Negative from Stable. This action followed a similar action by Fitch on the United States sovereign rating.
As of August 1, 2013, our long-term debt continued to be rated “AA+” by S&P, “Aaa” by Moody’s and “AAA” by Fitch. S&P, Moody’s and Fitch have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government. We currently cannot predict whether one or more of these rating agencies will downgrade our debt ratings in the future, nor can we predict the potential impact. Although S&P’s downgrade of our credit rating has not increased our borrowing costs or limited our access to the debt capital markets to date, an additional reduction in our credit ratings could have a material adverse impact on our access to debt funding or on the cost of our debt funding, and would likely do so if it were not based on a similar action on the credit ratings of the U.S. government.
An additional reduction in our credit ratings may also trigger additional collateral requirements under our derivative contracts because a majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position as of June 30, 2013 was $4.5 billion, for which we posted collateral of $4.4 billion in the normal course of business. If our senior unsecured debt had been downgraded to AA or Aa1, or even to AA- or Aa2, we would not have been required to post any additional collateral under these agreements as of June 30, 2013. If all of the credit-risk-related contingency features underlying these agreements had been triggered, an additional $120 million would have been required either to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of June 30, 2013. An additional reduction in our credit ratings also could cause derivatives clearing organizations or their members to demand that we post additional collateral for our OTC-cleared derivative contracts. Further, an additional reduction in our credit ratings may materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended June 30, 2013, we did not issue any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2013.
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
Statutory Restrictions. Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the 2008 Reform Act (together, the “GSE Act”), FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
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

Date: August 8, 2013

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: August 8, 2013

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

10.1	Agreement and General Release, effective as of April 25, 2013, by and between Susan R. McFarland and Fannie Mae
10.2
Descriptions of: (1) Amendment, effective June 30, 2013, to Fannie Mae Supplemental Pension Plan; (2) Amendment, effective June 30, 2013, to Fannie Mae Supplemental Pension Plan of 2003; and (3) Amendment, effective July 1, 2013, to Fannie Mae Supplemental Retirement Savings Plan.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Updated General Release, dated July 1, 2013, by and between Susan R. McFarland and Fannie Mae
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
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

FR015