Form 10-Q
period 2013-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2013-11-07
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of September 30, 2013, there were 1,158,080,657 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period	5
2	Single-Family Acquisitions Statistics	6
3	Credit Statistics, Single-Family Guaranty Book of Business	8
4	Summary of Condensed Consolidated Results of Operations	18
5	Analysis of Net Interest Income and Yield	19
6	Rate/Volume Analysis of Changes in Net Interest Income	21
7	Impact of Nonaccrual Loans on Net Interest Income	22
8	Fair Value Gains (Losses), Net	23
9	Total Loss Reserves	25
10	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	26
11	Nonperforming Single-Family and Multifamily Loans	28
12	Credit Loss Performance Metrics	29
13	Single-Family Credit Loss Sensitivity	30
14	Single-Family Business Results	32
15	Multifamily Business Results	34
16	Capital Markets Group Results	36
17	Capital Markets Group’s Mortgage Portfolio Activity	38
18	Capital Markets Group’s Mortgage Portfolio Composition	39
19	Summary of Condensed Consolidated Balance Sheets	40
20	Summary of Mortgage-Related Securities at Fair Value	41
21	Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)	43
22	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	45
23	Activity in Debt of Fannie Mae	48
24	Outstanding Short-Term Borrowings and Long-Term Debt	50
25	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	51
26	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	52
27	Cash and Other Investments Portfolio	52
28	Fannie Mae Credit Ratings	53
29	Composition of Mortgage Credit Book of Business	56
30	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	58
31	Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus	61
32	Delinquency Status of Single-Family Conventional Loans	63
33	Single-Family Serious Delinquency Rates	64
34	Single-Family Conventional Serious Delinquency Rate Concentration Analysis	65
35	Statistics on Single-Family Loan Workouts	66
36	Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	67
37	Single-Family Foreclosed Properties	67
38	Single-Family Foreclosed Property Status	68
39	Multifamily Lender Risk-Sharing	69
40	Multifamily Guaranty Book of Business Key Risk Characteristics	69

ii

Table	Description	Page
41	Multifamily Concentration Analysis	70
42	Multifamily Foreclosed Properties	71
43	Repurchase Request Activity	73
44	Outstanding Repurchase Requests	74
45	Mortgage Insurance Coverage	75
46	Rescission Rates and Claims Resolution of Mortgage Insurance	77
47	Estimated Mortgage Insurance Benefit	77
48	Unpaid Principal Balance of Financial Guarantees	78
49	Credit Loss Exposure of Risk Management Derivative Instruments	80
50	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	83
51	Derivative Impact on Interest Rate Risk (50 Basis Points)	84

iii

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) in “Business—Conservatorship and Treasury Agreements.”
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
You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2012 Form 10-K.

INTRODUCTION
Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938. Our public mission is to support liquidity and stability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold, and increase the supply of affordable housing. Our charter does not permit us to originate loans or lend money directly to consumers in the primary mortgage market. However, as the leading source of residential mortgage credit in the secondary market, we indirectly enable families to buy, refinance or rent a home. We securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee, which we refer to as Fannie Mae MBS. We also purchase mortgage loans and mortgage-related securities. We use the term “acquire” in this report to refer to both our securitizations and our purchases of mortgage-related assets. We obtain funds to support our business activities by issuing a variety of debt securities in the domestic and international capital markets.
Like the mortgage finance industry we serve, Fannie Mae is undergoing significant transformation. Since entering into conservatorship in September 2008, our senior management, constituencies and priorities have changed. More than 85% of our current senior management team, and every member of our management committee, has been hired or promoted into their current role since we entered into conservatorship. More than half of our employees were hired after conservatorship began. Moreover, instead of being run for the benefit of shareholders, our company is managed in the overall interest of taxpayers, which is consistent with the substantial public investment in us. Ultimately, we help fill the role of enabling families to buy, refinance or rent a home.
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what changes to our business structure will be made during or following the conservatorship. Our agreements with Treasury that provide for financial support also include covenants that significantly restrict our business activities. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in our 2012 Form 10-K in “Business—Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future and its impact on us in “Executive Summary—Outlook” in this report and in “Risk Factors” in our 2012 Form 10-K. We describe recent proposals for GSE reform that could materially affect our business in “Legislative and Regulatory Developments—GSE Reform” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (“Second Quarter 2013 Form 10-Q”) and in “Business—Legislative and Regulatory Developments” in our 2012 Form 10-K.

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

EXECUTIVE SUMMARY
We are focused on paying Treasury for taxpayers’ investment in Fannie Mae, which can be accomplished by supporting the housing recovery, helping struggling homeowners and laying the foundation for a better housing finance system going forward.
Our actions to accomplish these objectives are having a positive impact:

•
Financial Results and Treasury Dividend Payments. Our financial results for the third quarter of 2013 continued to be strong. With our net income of $8.7 billion for the third quarter of 2013, we ended the quarter with a positive net worth of $11.6 billion as of September 30, 2013. We will pay $8.6 billion of that net worth as a dividend on the senior preferred stock to Treasury in the fourth quarter of 2013. With this dividend payment, we will have paid a total of $113.9 billion in dividends to Treasury on the senior preferred stock. We expect to remain profitable for the foreseeable future. See “Summary of Our Financial Performance” below for an overview of our financial performance for the third quarter and first nine months of 2013, as compared with the third quarter and first nine months of 2012. For more information regarding our expectations for our future financial performance, see “Outlook” and “Strengthening Our Book of Business—Expectations Regarding Future Revenues” below.

•
Providing Liquidity and Support to the Mortgage Market. We continued to be the leading provider of liquidity to the mortgage market in the third quarter of 2013. As described below under “Contributions to the Housing and Mortgage Markets Since Entering Conservatorship—2013 Acquisitions and Market Share,” we remained the largest single issuer of mortgage-related securities in the secondary market during the quarter and remained a constant source of liquidity in the multifamily market.

•
Strong New Book of Business. Single-family loans we have acquired since the beginning of 2009 constituted 75% of our single-family guaranty book of business as of September 30, 2013, while the single-family loans we acquired prior to 2009 constituted 25% of our single-family guaranty book of business. We refer to the single-family loans we have acquired since the beginning of 2009 as our “new single-family book of business” and the single-family loans we acquired prior to 2009 as our “legacy book of business.” As described below in “Strengthening Our Book of Business—Credit Risk Profile,” we expect that our new single-family book of business will be profitable over its lifetime.

•
Credit Performance. Our single-family serious delinquency rate continued to decline from its peak of 5.59% as of February 28, 2010, and was 2.55% as of September 30, 2013, compared with 3.41% as of September 30, 2012. See “Credit Performance” below for additional information about the credit performance of the mortgage loans in our single-family guaranty book of business.

•
Reducing Credit Losses and Helping Homeowners. We continued to execute on our strategies for reducing credit losses on our legacy book of business, which are addressed in “Business—Executive Summary—Reducing Credit Losses on Our Legacy Book of Business” in our 2012 Form 10-K. As part of our strategy to reduce defaults, we provided approximately 55,000 loan workouts in the third quarter of 2013 to help homeowners stay in their homes or otherwise avoid foreclosure.

We also continued our efforts to help build a new housing finance system, including pursuing the strategic goals identified by our conservator: build a new infrastructure for the secondary mortgage market; gradually contract our dominant presence in the marketplace while simplifying and shrinking our operations; and maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. We discuss these goals in our 2012 Form 10-K in “Business—Executive Summary—Helping to Build a New Housing Finance System.” In March 2013, the Acting Director of FHFA released 2013 corporate performance goals and related targets for Fannie Mae and Freddie Mac, referred to as the 2013 conservatorship scorecard, that build upon these strategic goals. See our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013 for a description of the 2013 conservatorship scorecard.
In addition to working on FHFA’s conservatorship scorecard objectives, we are also working on additional related projects to help prepare our business and infrastructure for potential future changes in the structure of the U.S. housing finance system.

For example, one of our priorities is to modernize our technological infrastructure to give us the flexibility that may be required as the housing system undergoes transition. These projects will likely take several years to implement. We are devoting significant resources to and incurring significant expenses in implementing FHFA’s objectives and these additional related projects.
Summary of Our Financial Performance
Our financial results for the third quarter and first nine months of 2013 reflected continued improvements in the housing and mortgage markets, resulting in a further reduction in our loss reserves, and continued stable revenues. In addition, the increase in interest rates during the first nine months of 2013 resulted in improvements in the fair value of financial instruments that we mark to market in our earnings, resulting in fair value gains primarily related to derivatives. Although the increase in interest rates had a positive impact on the fair value of our financial instruments, the increase in interest rates had a negative impact on our loss reserves.
We expect our revenues to continue to be stable; however, as we discuss more fully in “Strengthening Our Book of Business—Expectations Regarding Future Revenues,” we expect the source of our revenue to shift in the future. Additionally, we expect volatility from period to period in our financial results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives that serve to mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our condensed consolidated financial statements. In addition, our credit-related income or expense can vary substantially from period to period primarily due to changes in home prices, borrower payment behavior and economic conditions.
Comprehensive Income
Quarterly Results
We recognized comprehensive income of $8.6 billion in the third quarter of 2013, consisting of net income of $8.7 billion and other comprehensive loss of $134 million. In comparison, we recognized comprehensive income of $2.6 billion in the third quarter of 2012, consisting of net income of $1.8 billion and other comprehensive income of $746 million. The increase in our net income in the third quarter of 2013 compared with the third quarter of 2012 was primarily due to credit-related income and fair value gains.
We recognized credit-related income of $3.8 billion in the third quarter of 2013 compared with credit-related expense of $2.0 billion in the third quarter of 2012. Our credit results for the third quarters of 2013 and 2012 were positively impacted by increases in home prices which resulted in reductions in our loss reserves. The improvement in our credit results was due to a decline in the number of delinquent loans in our single-family guaranty book of business. In addition, in the third quarter of 2013, we recognized foreclosed property income of $1.2 billion, primarily due to the recognition of compensatory fees received in connection with our compensatory fee agreement with Bank of America. We had previously deferred this income until we substantially completed the loan review process related to the agreement. See “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on the Bank of America compensatory fee agreement.
In the third quarter of 2012, our provision for credit losses was primarily driven by a change in the assumptions and data used in calculating our loss reserves and a change in our accounting for loans to certain borrowers who have received bankruptcy relief. See “Critical Accounting Policies and Estimates—Total Loss Reserves” and “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” in our 2012 Form 10-K for additional information on these changes.
Fair value gains of $335 million in the third quarter of 2013 were primarily driven by derivatives fair value gains as longer-term swap rates increased in the third quarter of 2013. Fair value losses of $1.0 billion in the third quarter of 2012 were primarily driven by derivatives fair value losses as swap rates declined in the third quarter of 2012.
Investment gains of $648 million in the third quarter of 2013 compared with $134 million in the third quarter of 2012 were primarily due to sales of non-agency mortgage-related securities. See “Business Segment Results—Capital Markets Group Results—The Capital Markets Group’s Mortgage Portfolio” and “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities” for additional information on our mortgage-related securities portfolio and requirements that we reduce our retained mortgage portfolio. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties).

We recognized a provision for federal income taxes of $1.4 billion in the third quarter of 2013 as our current estimate of pre-tax income for 2013 was greater than our estimate as of March 31, 2013. We did not recognize a provision for federal income taxes in the third quarter of 2012. See “Note 10, Income Taxes” for additional information.
Our other comprehensive loss of $134 million in the third quarter of 2013 was driven by the reversal of previously unrealized gains reflected in accumulated other comprehensive income that were realized as investment gains as a result of sales of non-agency securities.
Year-to-Date Results
We recognized comprehensive income of $78.2 billion in the first nine months of 2013, consisting of net income of $77.5 billion and other comprehensive income of $686 million. In comparison, we recognized comprehensive income of $11.1 billion in the first nine months of 2012, consisting of net income of $9.7 billion and other comprehensive income of $1.4 billion.
Our comprehensive income in the first nine months of 2013 was primarily driven by the release of the substantial majority of our valuation allowance against our deferred tax assets in the first quarter of 2013, which resulted in a benefit for federal income taxes of $47.2 billion in our condensed consolidated statements of operations and comprehensive income for the first nine months of 2013. We discuss the factors that led to our conclusion to release the valuation allowance against our deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes.”
Our pre-tax income, which excludes the benefit for federal income taxes, was $30.3 billion in the first nine months of 2013 compared with $9.7 billion in the first nine months of 2012. The increase in our pre-tax income was primarily due to credit-related income of $10.7 billion in the first nine months of 2013 compared with credit-related expense of $1.3 billion in the first nine months of 2012. In addition to the factors that led to our increased credit-related income in the third quarter of 2013, in the second quarter of 2013 we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans to reflect faster prepayment and lower default expectations for these loans. These updates resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $2.2 billion. See “Critical Accounting Policies and Estimates—Total Loss Reserves” for additional information. The positive impact of these factors on our credit-related income for the first nine months of 2013 was partially offset by lower cash flow projections on our individually impaired loans due to increasing mortgage interest rates in the first nine months of 2013. Higher mortgage interest rates lengthen the expected lives of modified loans, thus increasing the impairment related to concessions on these loans and resulting in an increase to the provision for credit losses. Conversely, in the first nine months of 2012, mortgage interest rates decreased, resulting in higher cash flow projections on our individually impaired loans, which resulted from shortened expected lives on modified loans and lower impairment related to concessions on these loans.
The factors that led to fair value gains of $2.0 billion in the first nine months of 2013 compared with fair value losses of $3.2 billion in the first nine months of 2012 are the same factors that led to fair value gains in the third quarter of 2013.
Our other comprehensive income of $686 million in the first nine months of 2013 compared with $1.4 billion in the first nine months of 2012. The other comprehensive income recognized in the first nine months of 2013 and 2012 was driven by increases in net unrealized gains on available-for-sale securities primarily due to the narrowing of credit spreads. Other comprehensive income in the first nine months of 2013 was partially offset by other comprehensive loss driven by the reversal of previously unrealized gains reflected in accumulated other comprehensive income that were realized as investment gains as a result of sales of non-agency securities.
See “Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth increased to $11.6 billion as of September 30, 2013 from $7.2 billion as of December 31, 2012, primarily due to our comprehensive income of $78.2 billion, partially offset by our payments to Treasury of $73.8 billion in senior preferred stock dividends during the first nine months of 2013.
As a result of our positive net worth as of September 30, 2013, we are not requesting a draw from Treasury under the senior preferred stock purchase agreement. Our dividend payment for the fourth quarter of 2013 will be $8.6 billion, which is calculated based on our net worth of $11.6 billion as of September 30, 2013 less the applicable capital reserve amount of $3.0 billion. As of December 31, 2013, we will have paid a total of $113.9 billion in dividends to Treasury on the senior preferred stock.

Total Loss Reserves
Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, decreased to $48.4 billion as of September 30, 2013 from $62.6 billion as of December 31, 2012. Our total loss reserve coverage to total nonperforming loans was 21% as of September 30, 2013 compared with 25% as of December 31, 2012.
Strengthening Our Book of Business
Credit Risk Profile
While making it possible for families to purchase, refinance or rent a home, we have established responsible credit standards to protect homeowners as well as taxpayers. Since 2009, we have seen the effect of actions we took, beginning in 2008, to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. While we do not yet know how the single-family loans we have acquired since January 1, 2009 will ultimately perform, given their strong credit risk profile and based on their performance so far, we expect that in the aggregate these loans will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime.
Our expectations regarding the ultimate performance of our loans are based on numerous assumptions, including those relating to changes in home prices, borrower behavior, public policy and other macroeconomic factors. If future conditions are less favorable than our expectations, our new single-family book of business could become unprofitable. See “Outlook—Home Prices” for our current expectations regarding changes in home prices. Also see “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and “Risk Factors” in both this report and our 2012 Form 10-K for a discussion of factors that could cause our expectations regarding the performance of the loans in our new single-family book of business to change.
Table 1 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of September 30, 2013 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008.
Table 1: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of September 30, 2013
	Percentage of
	Single-Family	Current	Current
	Conventional	Estimated	Mark-to-Market	Serious
	Guaranty Book	Mark-to-Market	LTV Ratio	Delinquency
	of Business(1)	LTV Ratio	>100%(2)	Rate(3)
New single-family book of business	75%	65%	4%	0.32%
Legacy single-family book of business:
2005-2008	16	86	28	9.58
2004 and prior	9	51	3	3.55
Total single-family book of business	100%	67%	8%	2.55%
__________

(1)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(2)
The majority of loans in our new single-family book of business as of September 30, 2013 with mark-to-market loan-to-value (“LTV”) ratios over 100% were loans acquired under the Home Affordable Refinance Program. See “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring—HARP and Refi Plus Loans” for more information on our recent acquisitions of loans with high LTV ratios.

(3)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the September 30, 2013 serious delinquency rates of loans in our legacy book of business.

Whether the loans we acquire in the future will exhibit an overall credit profile and performance similar to our more recent acquisitions will depend on a number of factors, including our future pricing and eligibility standards and those of mortgage insurers and the Federal Housing Administration (“FHA”), the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under the Home Affordable Refinance Program (“HARPSM”).
More detailed information on the risk characteristics of loans in our single-family book of business appears in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” and in “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section. Information about the impact of HARP on the credit characteristics of our new single-family book of business appears in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring—HARP and Refi Plus Loans” and in “Table 31: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus” in that section.
Guaranty Fees on Recently Acquired Single-Family Loans
Table 2 below displays information regarding our average charged guaranty fee on single-family loans we acquired in the third quarter and first nine months of 2013 and 2012, as well as the volume of our single-family Fannie Mae MBS issuances for these periods, which is indicative of the volume of single-family loans we acquired.
Table 2: Single-Family Acquisitions Statistics

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	58.7	41.8	56.6	37.1
Single-family Fannie Mae MBS issuances (in millions)(3)	$186,459	$229,671	$615,302	$601,469
__________

(1)
Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date for securitization by 10 basis points, and the incremental revenue must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is included in other expenses. This increase in guaranty fee is also included in the single-family average charged guaranty fee.

(2)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(3)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period.
The revenue we receive from guaranty fees depends on the volume of our single-family acquisitions, the charged guaranty fee at acquisition and the life of the loans. Because we increased our guaranty fees in 2012 on loans acquired after the increase, we expect to benefit from receiving significantly more revenue from guaranty fees in future periods than we have in prior periods, even after we remit some of this revenue to Treasury as we are required to do under the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”). The increase in our average charged guaranty fee on newly acquired single-family loans from the first nine months of 2012 to the first nine months of 2013 was primarily attributable to an average increase of 10 basis points implemented during the fourth quarter of 2012. The increase was also partially the result of the 10 basis point increase on April 1, 2012 mandated by the TCCA, from which the incremental revenue is remitted to Treasury.
Although we do not know the specific timing, form or extent of future changes in our guaranty fee pricing, we believe that we will increase our guaranty fees in the future. These increases in guaranty fee pricing support FHFA’s strategic plan to gradually contract our dominant presence in the marketplace and attract private capital. See “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue” in our 2012 Form 10-K for more information on changes to our guaranty fee pricing.
Expectations Regarding Future Revenues
We currently have two primary sources of revenues: (1) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets; and (2) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties. Historically, we have generated the majority of our revenues from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. As we discuss in our 2012 Form 10-K in “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements,” we are required to reduce the size of our retained mortgage portfolio each year until we hold no more than $250 billion in mortgage assets by the end of 2018. As we reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio assets will also decrease. As a result of both the shrinking of our retained mortgage portfolio and the impact of guaranty fee increases, we expect that, in a number of years, guaranty fees will become the primary source of our revenues.
We recognize almost all of our guaranty fee revenue in net interest income in our condensed consolidated statements of operations and comprehensive income. The percentage of our net interest income derived from guaranty fees on loans underlying our Fannie Mae MBS has increased over the past year. We estimate that approximately 35% of our net interest income for the nine months ended September 30, 2013 was derived from guaranty fees on loans underlying our Fannie Mae MBS, compared with approximately 30% for the nine months ended September 30, 2012.
We expect that, if current housing market conditions continue and if we are not required to sell more of our retained mortgage portfolio assets than we currently anticipate selling, increases in our revenues from guaranty fees will generally offset the expected declines in our revenues generated by our retained mortgage portfolio assets. Any future increases in guaranty fees will likely further increase our guaranty fee revenue. The amount of our guaranty fee revenue in future periods will be impacted by many factors, including adjustments to guaranty fee pricing we may make in the future, the life of the loans in our guaranty book of business and the size of our guaranty book of business.
Because loans remain in our book of business for a number of years, the credit quality of and guaranty fees we charge on the loans we acquire in a particular year affects our results for a period of years after we acquire them. Accordingly, we expect the improvements in the credit quality of our loan acquisitions since 2009 and the increases in our charged guaranty fees on recently acquired loans to contribute significantly to our revenues for years to come, especially because these loans have relatively low interest rates, making them less likely to be refinanced than loans with higher interest rates.

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
Table 3: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2013				2012
	Q3 YTD	Q3	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	2.55%	2.55%	2.77%	3.02%	3.29%	3.29%	3.41%	3.53%	3.67%
Seriously delinquent loan count	447,840	447,840	483,253	527,529	576,591	576,591	599,430	622,052	650,918
Nonperforming loans(3)	$225,059	$225,059	$230,494	$236,988	$247,823	$247,823	$250,678	$240,472	$243,981
Foreclosed property inventory:
Number of properties(4)	100,941	100,941	96,920	101,449	105,666	105,666	107,225	109,266	114,157
Carrying value	$10,036	$10,036	$9,075	$9,263	$9,505	$9,505	$9,302	$9,421	$9,721
Combined loss reserves(5)	$45,608	$45,608	$49,930	$56,626	$58,809	$58,809	$63,100	$63,365	$69,633
Total loss reserves(6)	$47,664	$47,664	$52,141	$59,114	$61,396	$61,396	$65,685	$66,694	$73,119
During the period:
Foreclosed property (number of properties):
Acquisitions(4)	112,176	37,353	36,106	38,717	174,479	41,112	41,884	43,783	47,700
Dispositions	(116,901)	(33,332)	(40,635)	(42,934)	(187,341)	(42,671)	(43,925)	(48,674)	(52,071)
Credit-related income (expense)(7)	$10,357	$3,642	$5,681	$1,034	$919	$2,419	$(2,130)	$3,015	$(2,385)
Credit losses(8)	$4,127	$1,083	$1,541	$1,503	$14,392	$2,174	$3,485	$3,778	$4,955
REO net sales prices to unpaid principal balance(9)	67%	68%	68%	65%	59%	62%	61%	59%	56%
Short sales net sales price to unpaid principal balance(10)	66%	68%	67%	64%	61%	63%	61%	60%	58%
Loan workout activity (number of loans):
Home retention loan workouts(11)	130,976	39,559	43,782	47,635	186,741	44,044	45,936	41,226	55,535
Short sales and deeds-in-lieu of foreclosure	48,928	15,092	17,710	16,126	88,732	19,184	23,322	24,013	22,213
Total loan workouts	179,904	54,651	61,492	63,761	275,473	63,228	69,258	65,239	77,748
Loan workouts as a percentage of delinquent loans in our guaranty book of business(12)	29.04%	26.47%	27.31%	27.53%	26.38%	24.22%	25.18%	24.14%	28.85%

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

(4)
Includes held-for-use properties (properties that we do not intend to sell or that are not ready for immediate sale in their current condition), which are reported in our condensed consolidated balance sheets as a component of “Other assets,” and acquisitions through deeds-in-lieu of foreclosure.

(5)
Consists of the allowance for loan losses for single-family loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and loans that we have guaranteed under long-term standby commitments. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related (Income) Expense—(Benefit) Provision for Credit Losses.”

(6)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable and (c) allowance for preforeclosure property taxes and insurance receivables.

(7)	Consists of (a) the benefit (provision) for credit losses and (b) foreclosed property income (expense).

(8)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property (income) expense, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(9)
Calculated as the amount of sale proceeds received on disposition of REO properties during the respective period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate unpaid principal balance (“UPB”) of the related loans at the time of foreclosure. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing.

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

(11)
Consists of (a) modifications, which do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment and forbearance plans that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 35: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

(12)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.
We provide information on the credit performance of mortgage loans in our single-family book of business, our loan workouts, our strategies and the actions we are taking to minimize our credit losses in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in both this report and our 2012 Form 10-K.
Contributions to the Housing and Mortgage Markets Since Entering Conservatorship
Liquidity and Support Activities
We have provided approximately $3.9 trillion in liquidity to the housing market since 2009, enabling families to buy, refinance or rent a home. Since we entered into conservatorship in September 2008, we have provided critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. The approximately $3.9 trillion in liquidity we have provided to the mortgage market from 2009 through the third quarter of 2013 through our purchases and guarantees of loans enabled borrowers to complete 12.0 million mortgage refinancings and 3.4 million home purchases and provided financing for 2.0 million units of multifamily housing.

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

•
Through our loan workout efforts from 2009 through the third quarter of 2013, which included providing approximately 1.0 million loan modifications, we helped 1.3 million homeowners stay in their homes or otherwise avoid foreclosure. These efforts helped to support neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi PlusTM initiative, which offers refinancing flexibility to eligible Fannie Mae borrowers. From April 1, 2009, the date we began accepting delivery of Refi Plus loans, through September 30, 2013, we acquired approximately 3.7 million Refi Plus loans. Refinancings delivered to us through Refi Plus in the third quarter of 2013 reduced borrowers’ monthly mortgage payments by an average of $210. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed-rate mortgage or to switch from an interest-only mortgage to a fully amortizing mortgage.

•
We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed from 2009 through 2012 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in our 2012 Form 10-K in “Business—Business Segments—Capital Markets.”

2013 Acquisitions and Market Share
As the leading provider of residential mortgage credit, we enable families to buy, refinance or rent a home. In the first nine months of 2013, we purchased or guaranteed approximately $666 billion in single-family and multifamily loans, measured by unpaid principal balance, which includes $22.3 billion in delinquent loans we purchased from our single-family MBS trusts. Our activities enabled our lender customers to finance approximately 3.0 million single-family conventional loans and loans for approximately 386,000 units in multifamily properties during the first nine months of 2013.
One of FHFA’s strategic goals for our conservatorship involves gradually contracting our dominant presence in the marketplace. Despite this goal, our market share remained large in the first nine months of 2013 as we have continued to meet the needs of the single-family mortgage market in the absence of substantial private capital. We remained the largest single issuer of mortgage-related securities in the secondary market during the third quarter of 2013, with an estimated market share of new single-family mortgage-related securities issuances of 48% in the third quarter of 2013, compared with 45% in the second quarter of 2013 and 52% in the third quarter of 2012.
We remain a constant source of liquidity in the multifamily market. We owned or guaranteed approximately 21% of the outstanding debt on multifamily properties as of June 30, 2013 (the latest date for which information is available), according to the Federal Reserve’s June 2013 mortgage debt outstanding release.
Housing and Mortgage Market and Economic Conditions
According to the U.S. Bureau of Economic Analysis, in the second quarter of 2013 the inflation-adjusted U.S. gross domestic product, or GDP rose by 2.5% on an annualized basis. The Bureau of Economic Analysis advance estimate of GDP for the third quarter was not yet available at the time this report was prepared. In the third quarter of 2013, the overall economy gained an estimated 430,000 jobs. According to the U.S. Bureau of Labor Statistics, over the last 12 months ending in September 2013, the economy created 2.2 million non-farm jobs. The unemployment rate was 7.2% in September 2013, down from 7.6% in June 2013. We expect that the housing market will benefit if employment continues to improve.
Housing activity was mixed during the third quarter of 2013. Total existing home sales averaged 5.4 million units annualized in the third quarter of 2013, a 5.9% increase from the second quarter of 2013, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 14% of existing home sales in September 2013, compared with 15% in June 2013 and 24% in September 2012. New single-family home sales weakened during the first two months of the third quarter of 2013 (the latest period for which information is available), averaging an annualized rate of 405,500 units in July and August, an 8.5% decrease from the second quarter of 2013, according to the Bureau of the Census.
During the third quarter of 2013, the number of months’ supply, or the inventory/sales ratio, of available existing homes fell to 5.0 months while the number of months’ supply of new homes rose to an average of 5.1 months through the first two months of the third quarter of 2013 (the latest period for which information is available). The inventory/sales ratio for both existing and new homes remained below their historical average.

The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained historically high at 5.9% as of June 30, 2013 (the latest date for which information is available), according to the Mortgage Bankers Association National Delinquency Survey. We provide information about Fannie Mae’s serious delinquency rate, which also decreased, in “Credit Performance.”
Based on our home price index, we estimate that home prices on a national basis increased by 9.2% in the first nine months of 2013 and by 9.4% from the third quarter of 2012 to the third quarter of 2013. Despite the recent increases in home prices, we estimate that, through the third quarter of 2013, home prices on a national basis remained 13.2% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available. The decline in home prices that began in 2006 left many homeowners with “negative equity” in their homes, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the second quarter of 2013 was approximately 7.1 million, down from 9.6 million, in the first quarter of 2013. The percentage of properties with mortgages in a negative equity position in the second quarter of 2013 was 14.5%, down from 19.7% in the first quarter of 2013 and its peak of 25.7% reached in the fourth quarter of 2009.
Thirty-year mortgage rates, which were as low as 3.35% for the week of May 2nd, have increased substantially since early May and were 4.10% for the week of October 31st, according to Freddie Mac. See “Outlook—Overall Market Conditions” below for a description of our expectations regarding the impact of this increase in rates on mortgage originations.
During the third quarter of 2013, multifamily fundamentals remained stable, according to preliminary third-party data. Although the national multifamily vacancy rate for institutional investment-type apartment properties remained at an estimated 5.10% as of September 30, 2013, unchanged from June 30, 2013 and down from an estimated 5.50% as of December 31, 2012, there was an increase in both effective rents and net absorption.
National asking rents increased by an estimated 1.0% during the third quarter of 2013, compared with an increase of 0.5% during the second quarter of 2013. Continued demand for multifamily rental units is reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of more than 41,000 units during the third quarter of 2013, according to preliminary data from Reis, Inc., compared with 34,000 units during the second quarter of 2013.
As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. It is expected that there will be nearly 200,000 new multifamily units completed this year, according to the most recent data from McGraw Hill Construction, with another 227,000 units expected in 2014. The bulk of this new supply is concentrated in about 10 metropolitan areas. As a result, multifamily fundamentals could be impacted in certain localized areas, producing a temporary slowdown in net absorption rates, occupancy levels, and effective rents starting in 2014.
Outlook
Financial Results and Dividend Payments to Treasury. Our pre-tax income was $10.1 billion for the third quarter of 2013 and $30.3 billion for the first nine months of 2013. We expect to remain profitable for the foreseeable future. While we expect our annual earnings to remain strong over the next few years, our earnings may vary significantly from quarter to quarter and year to year due to many different factors, such as changes in interest rates or home prices. The estimated 9.2% increase in home prices on a national basis in the first nine months of the year contributed significantly to the record pre-tax income we reported for the first nine months of 2013. As noted in “Home Prices” below, we expect minimal home price growth in the fourth quarter of the year. In addition to future changes in home prices and interest rates, our future earnings will be affected by a number of other factors, including the volume of single-family mortgage originations in the future and the size, composition and quality of our retained mortgage portfolio. For a discussion of our expectations regarding our future revenues, see “Strengthening Our Book of Business.”
In compliance with our dividend obligation to Treasury, we will retain only a limited amount of any future earnings because we must pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $3.0 billion for each quarter of 2013 and then decreases annually until it reaches zero in 2018.
One of our objectives is to pay taxpayers for their investment in our company. Through September 30, 2013, we have received a total of $116.1 billion under the senior preferred stock purchase agreement. This funding has provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the

“2008 Reform Act”). We have not received funds from Treasury under the agreement since the first quarter of 2012. Under the terms of the senior preferred stock purchase agreement, dividend payments cannot be used to offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, Treasury still maintains a liquidation preference of $117.1 billion on the senior preferred stock, even though we have paid $105.3 billion in dividends through September 30, 2013 and, with our dividend payment of $8.6 billion in the fourth quarter of 2013, we will have paid $113.9 billion in dividends. We expect that the amount of dividends we pay Treasury will exceed the amounts we have drawn.
Because we expect our annual earnings to remain strong over the next few years, in addition to dividend payments, we expect to make substantial federal income tax payments to Treasury going forward.
Overall Market Conditions. We expect that single-family mortgage loan delinquency and severity rates will continue their downward trend, but that single-family serious delinquency, default and severity rates will remain high compared with pre-housing crisis levels. Despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties. We expect the level of multifamily foreclosures for 2013 overall will generally remain commensurate with 2012 levels. Conditions may worsen if the unemployment rate increases on either a national or regional basis.
We believe that the recent increase in mortgage rates will result in a decline in overall single-family mortgage originations in 2013 as compared with 2012, driven by a decline in refinancings. We currently forecast that total originations in the U.S. single-family mortgage market in 2013 will decrease from 2012 levels by approximately 15%, from an estimated $2.15 trillion in 2012 to $1.83 trillion in 2013, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.54 trillion in 2012 to $1.13 trillion in 2013. In the third quarter of 2013, refinancings comprised approximately 62% of our single-family conventional business volume, compared with approximately 75% in the second quarter of 2013 and approximately 79% for all of 2012.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 9.2% in the first nine months of 2013. We expect home prices will increase only minimally on a national basis in the fourth quarter of 2013. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to tax policies, spending cuts, mortgage finance programs and policies and housing finance reform; the management of the Federal Reserve’s MBS holdings; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We realize losses on loans, through our charge-offs, when foreclosure sales are completed or when we accept short sales or deeds-in-lieu of foreclosure. We expect our credit losses will decrease in the future as a result of the higher credit quality of our new book of business, the decrease in our legacy book and anticipated positive home price growth, which reduces the level of defaults we expect on our new book of business and our legacy book and lowers severity at the time of charge off. However, we continue to expect our credit losses to remain elevated in 2013 relative to pre-housing crisis levels. In addition, to the extent the slow pace of foreclosures continues in the fourth quarter of 2013, our realization of some credit losses will be delayed.
Loss Reserves. Our total loss reserves were $48.4 billion as of September 30, 2013, down from $62.6 billion as of December 31, 2012 and their peak of $76.9 billion as of December 31, 2011. If delinquencies continue to trend downward and home prices continue to increase, we expect our loss reserves will continue to decline, but at a slower pace than in recent quarters because the pace of home price growth has slowed. Although our loss reserves have declined substantially from their peak and are expected to decline further, we expect our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default.
Uncertainty Regarding our Future Status. There is significant uncertainty regarding the future of our company, including how long the company will continue to be in its current form, the extent of our role in the market, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. We expect this uncertainty to continue.

We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs. See “Business—Legislative and Regulatory Developments” in our 2012 Form 10-K and “Legislative and Regulatory Developments” in our Second Quarter 2013 Form 10-Q for discussions of proposals for GSE reform that could materially affect our business, including two bills introduced in Congress that, among other things, would require the wind down of Fannie Mae and Freddie Mac. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, our future dividend and income tax payments to Treasury, our future revenues, the profitability and performance of single-family loans we have acquired, our future acquisitions, our future delinquency, default and severity rates, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future mortgage originations and future home prices. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; our future serious delinquency rates; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies relating to our loss reserves; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loan; the effectiveness of our loss mitigation strategies, management of our real estate owned (“REO”) inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fair value of our assets and liabilities; impairments of our assets; changes in generally accepted accounting principles (“GAAP”); credit availability; natural and other disasters; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2012 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Legislative and Regulatory Developments” and “Business—Our Charter and Regulation of Our Activities” in our 2012 Form 10-K and in “MD&A—Legislative and Regulatory Developments” in our Second Quarter 2013 Form 10-Q and in our quarterly report on Form 10-Q for the quarter ended March 31, 2013 (“First Quarter 2013 Form 10‑Q”). Also see “Risk Factors” in our 2012 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
GSE Reform
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, calls for enactment of meaningful structural reforms of Fannie Mae and Freddie Mac. See “Business—Legislative and Regulatory Developments” in our 2012 Form 10-K and “MD&A—Legislative and Regulatory Developments” in our First Quarter 2013 Form 10-Q and our Second Quarter 2013 Form 10-Q for a description of activities relating to GSE reform that occurred in 2011, 2012 and earlier in 2013, including a description of:

•	the Administration’s housing policy priorities, which include winding down Fannie Mae and Freddie Mac through a responsible transition;

•
the Administration’s February 2011 report on GSE reform, which discusses potential options for a new long-term structure for the housing finance system following the wind down of Fannie Mae and Freddie Mac;

•	examples of legislation considered by members of Congress relating to housing finance system reform and the GSEs; and

•
certain FHFA objectives for Fannie Mae and Freddie Mac included in its 2013 conservatorship scorecard that are designed to help build a new infrastructure for the secondary mortgage market and reduce the GSEs’ dominant presence in the marketplace while simplifying and shrinking our operations.

In March 2013, FHFA announced that a new business entity would be established by Fannie Mae and Freddie Mac that would be separate from the two companies in order to further the goal of building a common securitization platform that would function like a market utility. The new business entity would be designed to operate as a replacement for some of Fannie Mae and Freddie Mac’s securitization infrastructure. On October 7, 2013, FHFA announced that the new joint venture by Fannie Mae and Freddie Mac, Common Securitization Solutions, LLC, has been established and that office space for the new entity has been secured. In connection with the entity’s establishment, we entered into a Limited Liability Company Agreement with Freddie Mac in October 2013 and anticipate entering into additional agreements relating to the new joint venture in the future.
The Chairman and Ranking Member of the Senate Committee on Banking, Housing, and Urban Affairs publicly stated in September 2013 that the Committee will begin drafting housing finance reform legislation this fall with the hope that the Committee will consider it prior to the end of the year. As a result, the Committee is holding hearings to review relevant issues related to reform of the housing finance market. We expect Congress to continue to consider housing finance system reform in the current congressional session, including conducting hearings on GSE reform and considering legislation that would alter the housing finance system or the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.
Dodd-Frank Act—Risk Retention
The Dodd-Frank Act requires financial regulators to jointly prescribe regulations requiring securitizers to retain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. On August 28, 2013, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System (the “Federal Reserve System”), the Federal Deposit Insurance Corporation, the SEC, FHFA and the U.S. Department of Housing and Urban Development (“HUD”) issued a joint proposed rule that would implement this risk retention requirement. This proposal replaced an earlier proposed rule that was published in 2011, but never approved. Under the new proposed rule, securitizers would be required to retain at least 5% of the credit risk with respect to the assets they securitize. The new proposed rule offers several options for compliance by parties with assets to securitize, one of which is to have either Fannie Mae or Freddie Mac (so long as they are in conservatorship or receivership) securitize the assets. As long as Fannie Mae or Freddie Mac fully guarantees the assets, no further retention of credit risk is required. Securities backed solely by mortgage loans meeting the definition of a “Qualified Residential Mortgage” would be exempt from the risk retention requirements of the rule. The new proposed rule made significant changes to the definition of a Qualified Residential Mortgage, defining the term to have the same meaning as the term “qualified mortgages” as defined by the Consumer Financial Protection Bureau in connection with its “ability to repay” rule. We discuss the ability-to-repay rule and the definition of qualified mortgages in “MD&A—Legislative and Regulatory Developments” in our First Quarter 2013 Form 10-Q.
Dodd-Frank Act—FHFA Rule Regarding Stress Testing
The Dodd-Frank Act requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. On September 26, 2013, FHFA issued a final rule implementing the Dodd-Frank Act’s stress test requirements for Fannie Mae, Freddie Mac and the Federal Home Loan Banks. Under the rule, each year we are required to conduct a stress test, based on our data as of September 30 of that year, using scenarios of financial conditions that will be provided by FHFA, including a severely adverse scenario. In conducting the stress test, we will be required to calculate the impact of the scenario conditions on our capital levels and other specified measures of financial condition and performance over a period of at least nine quarters. The rule requires us to report the results of our stress test to FHFA and to the Federal Reserve System and to disclose publicly, in April of each year, a summary of the stress test results for the severely adverse scenario.
FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans
In April 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.” This Advisory Bulletin requires that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). For multifamily loans, the Advisory Bulletin requires that any portion of a loan balance that exceeds the amount secured by the fair value of the collateral, less costs to sell, for which there is no available and reliable source of repayment other than the sale of the underlying real estate collateral, to be classified as a “loss.” The Advisory Bulletin also requires us to charge off the portion of the loan classified as a “loss.” In May 2013, FHFA issued an additional Advisory Bulletin clarifying the implementation timeline for AB 2012-02, requiring that: (1) the asset classification provisions of AB 2012-02 should be implemented by January 1, 2014; and (2) the charge-off provisions of AB 2012-02 should be implemented no later than January 1, 2015.
The Advisory Bulletin requires us to change our practice for determining when a loan is deemed uncollectible to the date the loan is classified as a “loss” as described above. This is a change from our current practice for determining when a loan is deemed to be uncollectible, which is based on historical data and results in a loan being deemed to be uncollectible at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a pre-foreclosure sale). We will work with FHFA to consider how the Advisory Bulletin may impact our credit risk management practices.
The Advisory Bulletin will not have an impact on the approach we use to estimate the allowance for loan losses for our single-family and multifamily loans that are not classified as a “loss.” We establish an allowance for loan losses against these loans either through our collective loss reserve or through our loss reserve for individually impaired loans. Thus, at the time single-family loans become 180 days delinquent, we have already established an allowance for loan losses against them. However, upon adoption of the Advisory Bulletin, the amount of the charge-off for single-family loans classified as a “loss” is expected to exceed the amount of incurred losses we have recognized for those loans in our allowance for loan losses. The charge-off is expected to exceed the allowance for loan losses because the charge-off will not be reduced by the benefit we expect from borrower re-performance on these loans, which is considered in our current allowance for loan losses methodology. In the period in which we adopt the Advisory Bulletin, our provision for loan losses will be increased by the excess of the charge-off over the incurred losses previously recognized. Additionally, our allowance for loan losses on the impacted loans will be eliminated and the corresponding recorded investment will be reduced by the amounts that are charged off. Going forward, the amount of the charge-off at the time a loan is classified as a “loss” is expected to exceed our best estimate of incurred losses. Additionally, we expect to record larger loss recoveries for loans that become 180 days or more past due and subsequently re-perform.
Under our existing accounting practices and upon adoption of the Advisory Bulletin, the ultimate amount of losses we realize on our loan portfolio will be the same; however, the timing of when we recognize the losses will differ. If we had adopted this guidance on September 30, 2013, we estimate that our net income for the third quarter of 2013 would have been decreased by approximately $1.0 billion for the charge-off amount that would have exceeded the existing allowance on loans we estimate would have been classified as a “loss” pursuant to the Advisory Bulletin classification guidance, and our dividend obligation to Treasury would have been reduced by the same amount. If recent trends continue, we expect the population of loans that will be subject to accelerated charge-off will decline either through liquidation or re-performance. As a result, we believe the impact upon adoption of the guidance on January 1, 2015 will be less than $1.0 billion.
For information on the risks presented by our adoption of the Advisory Bulletin and the risks  presented by the magnitude of the many new initiatives we are undertaking, see “Risk Factors” in our 2012 Form 10-K for our discussion of the risks we face from a potential failure in our operational systems or infrastructure.
Basel III and U.S. Capital and Liquidity Regimes for the Banking Industry
In addition to changes that directly result from the Dodd-Frank Act, the capital and liquidity regimes for the banking industry are also undergoing changes as a result of actions by international bank regulators. The Basel Committee on Banking Supervision issued a set of revisions (known as Basel III) to the international capital requirements in December 2010. Whereas the Basel II standards revised the risk-weighting process for assets, Basel III, which complements Basel II, generally narrowed the definition of capital that can be used to meet risk-based standards and raised the amount of capital that must be held. Basel III also introduced quantitative international liquidity requirements for the first time. The international Basel standards require adoption by the domestic bank regulatory authorities before they become operative in the United States. Typically U.S. bank regulatory authorities adopt Basel standards with adjustments that take into account U.S. banking law and other relevant considerations. On October 24, 2013, U.S. banking regulators issued a proposed regulation setting minimum liquidity standards generally in line with Basel III’s liquidity standards. See “Risk Factors” for a discussion of how capital and liquidity rules could materially and adversely affect demand by banks for our debt and MBS securities in the future and could otherwise affect the future business practices of our customers and counterparties.
Housing Goals
We are subject to meeting housing goals, which require that the mortgage loans we acquire must meet requirements established by FHFA relating to affordability or location. Our single-family performance is measured against the lower of benchmarks established by FHFA or goals-qualifying originations in the primary mortgage market. Multifamily goals are established as a number of units to be financed. In our 2012 Form 10-K, we reported that we believed we met all of the FHFA-established single-family benchmarks for 2012, as well as our 2012 multifamily goals, but that FHFA would issue the final determination on our 2012 housing goals performance after the release of data reported under Home Mortgage Disclosure Act (“HMDA”) later this year. In October 2013, FHFA determined that we met all of our single-family and multifamily housing goals for 2012. See “Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—Housing Goals and Duty to Serve Underserved Markets” in our 2012 Form 10-K for more a more detailed discussion of our housing goals.

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
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified four of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:
•    Fair Value Measurement
•    Total Loss Reserves
•    Other-Than-Temporary Impairment of Investment Securities
•    Deferred Tax Assets
See “MD&A—Critical Accounting Policies and Estimates” in our 2012 Form 10-K for a detailed discussion of these critical accounting policies and estimates. We describe below significant changes in the judgments and assumptions we made during the first nine months of 2013 in applying our critical accounting policies and significant changes to our critical estimates.
Total Loss Reserves
Our total single-family and multifamily loss reserves consist of the following components:

•	Allowance for loan losses;

•	Allowance for accrued interest receivable;

•	Reserve for guaranty losses; and

•	Allowance for preforeclosure property tax and insurance receivable.
We continually monitor prepayment, default and loss severity trends and periodically make changes in our historically developed assumptions to better reflect present conditions of loan performance. In the second quarter of 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans based on current observable performance trends as well as future expectations of payment behavior. These updates reflect faster prepayment and lower default expectations for these loans primarily as a result of improvements in loan performance, in part due to increases in home prices. Increases in home prices reduce the mark-to-market loan-to-value (“LTV”) ratios on these loans and, as a result, borrowers’ equity increases. Faster prepayment and lower default expectations shortened the expected average life of modified loans which reduced the expected credit losses and lowered concessions on modified loans. This resulted in a decrease to our allowance for loan losses as of June 30, 2013 and an incremental benefit for credit losses of approximately $2.2 billion for the second quarter of 2013.

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
After weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of March 31, 2013. Therefore, we concluded that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that were expected to be released against income before federal income taxes for the remainder of the year. However, as of September 30, 2013, we retained $447 million of the valuation allowance that pertains to our capital loss carryforwards, which we believe will expire unused. We recognized a benefit for federal income taxes of $47.2 billion in our condensed consolidated statements of operations and comprehensive income in the first nine months of 2013 primarily due to the release of the valuation allowance. We expect that the remaining valuation allowance not related to capital loss carryforwards will be released against income before federal income taxes during the fourth quarter of 2013.
The positive evidence that weighed in favor of releasing the allowance as of March 31, 2013 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	our profitability in 2012 and the first quarter of 2013 and our expectations regarding the sustainability of these profits;

•	our three-year cumulative income position as of March 31, 2013;

•	the strong credit profile of the loans we have acquired since 2009;

•	the significant size of our guaranty book of business and our contractual rights for future revenue from this book of business;

•	our taxable income for 2012 and our expectations regarding the likelihood of future taxable income; and

•	that our net operating loss carryforwards will not expire until 2030 through 2031. We anticipate that we will utilize all of these carryforwards by the end of 2013.
As discussed in our 2012 Form 10-K in “MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets,” releasing all or a portion of the valuation allowance in any period after December 31, 2012 did not reduce the funding available to us under the senior preferred stock purchase agreement and therefore did not result in regulatory actions that would limit our business operations to ensure our safety and soundness. In addition, we transitioned from a three-year cumulative loss position over the three years ended December 31, 2012 to a three-year cumulative income position over the three years ended March 31, 2013. The change in these conditions during the first quarter of 2013 removed negative evidence that supported maintaining the valuation allowance against our net deferred tax assets as of December 31, 2012. The balance of our net deferred tax assets was $48.3 billion as of September 30, 2013 compared with net deferred tax liabilities of $509 million as of December 31, 2012.
In the second and third quarters of 2013, we updated our estimate of income before federal income taxes for 2013 and determined they were greater than our estimate used as of March 31, 2013. Therefore, we recognized a provision for federal income taxes in both the second and third quarters of 2013 based on our updated estimates. For the first nine months of 2013, we recognized a benefit for federal income taxes of $47.2 billion. We did not recognize a provision or benefit for federal income taxes for the third quarter or first nine months of 2012. Starting in 2014, we expect that our effective tax rate will approach the statutory tax rate.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our condensed consolidated results of operations for the periods indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 4 displays a summary of our condensed consolidated results of operations for the periods indicated.
Table 4: Summary of Condensed Consolidated Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in millions)
Net interest income	$5,582	$5,317	$265	$17,553	$15,942	$1,611
Fee and other income	741	378	363	1,794	1,148	646
Net revenues	6,323	5,695	628	19,347	17,090	2,257
Investment gains, net	648	134	514	1,056	381	675
Net other-than-temporary impairments	(27)	(38)	11	(42)	(701)	659
Fair value gains (losses), net	335	(1,020)	1,355	1,998	(3,186)	5,184
Administrative expenses	(646)	(588)	(58)	(1,913)	(1,719)	(194)
Credit-related income (expense)
Benefit (provision) for credit losses	2,609	(2,079)	4,688	8,949	(1,038)	9,987
Foreclosed property income (expense)	1,165	48	1,117	1,757	(221)	1,978
Total credit-related income (expense)	3,774	(2,031)	5,805	10,706	(1,259)	11,965
Other non-interest expenses(1)	(308)	(339)	31	(859)	(956)	97
Income before federal income taxes	10,099	1,813	8,286	30,293	9,650	20,643
(Provision) benefit for federal income taxes	(1,355)	—	(1,355)	47,231	—	47,231
Net income	8,744	1,813	6,931	77,524	9,650	67,874
Less: Net (income) loss attributable to noncontrolling interest	(7)	8	(15)	(18)	4	(22)
Net income attributable to Fannie Mae	$8,737	$1,821	$6,916	$77,506	$9,654	$67,852
Total comprehensive income attributable to Fannie Mae	$8,603	$2,567	$6,036	$78,192	$11,090	$67,102
__________

(1)	Consists of debt extinguishment gains (losses), net and other expenses.
Net Interest Income
Table 5 displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Table 6 displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 5: Analysis of Net Interest Income and Yield

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$320,651	$2,948	3.68%	$366,836	$3,536	3.86%
Mortgage loans of consolidated trusts	2,721,041	25,351	3.73	2,627,408	27,057	4.12
Total mortgage loans(1)	3,041,692	28,299	3.72	2,994,244	30,593	4.09
Mortgage-related securities	191,284	2,189	4.58	263,333	3,085	4.69
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(124,991)	(1,464)	4.69	(171,205)	(2,075)	4.85
Total mortgage-related securities, net	66,293	725	4.37	92,128	1,010	4.39
Non-mortgage securities(2)	35,959	6	0.07	42,922	13	0.12
Federal funds sold and securities purchased under agreements to resell or similar arrangements	54,623	9	0.06	40,565	19	0.18
Advances to lenders	5,250	28	2.09	7,178	34	1.85
Total interest-earning assets	$3,203,817	$29,067	3.63%	$3,177,037	$31,669	3.99%
Interest-bearing liabilities:
Short-term debt(3)	$92,591	$28	0.12%	$93,186	$37	0.16%
Long-term debt	495,042	2,551	2.06	559,968	2,919	2.09
Total short-term and long-term funding debt	587,633	2,579	1.76	653,154	2,956	1.81
Debt securities of consolidated trusts	2,790,170	22,370	3.21	2,707,451	25,471	3.76
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(124,991)	(1,464)	4.69	(171,205)	(2,075)	4.85
Total debt securities of consolidated trusts held by third parties	2,665,179	20,906	3.14	2,536,246	23,396	3.69
Total interest-bearing liabilities	$3,252,812	$23,485	2.89%	$3,189,400	$26,352	3.30%
Net interest income/net interest yield		$5,582	0.70%		$5,317	0.67%

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in Millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$332,803	$9,987	4.00%	$372,916	$10,704	3.83%
Mortgage loans of consolidated trusts	2,694,339	75,592	3.74	2,613,196	84,482	4.31
Total mortgage loans(1)	3,027,142	85,579	3.77	2,986,112	95,186	4.25
Mortgage-related securities	215,302	7,361	4.56	275,456	9,809	4.75
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(139,372)	(4,890)	4.68	(178,218)	(6,558)	4.91
Total mortgage-related securities, net	75,930	2,471	4.34	97,238	3,251	4.46
Non-mortgage securities(2)	44,157	32	0.10	55,391	56	0.13
Federal funds sold and securities purchased under agreements to resell or similar arrangements	65,496	58	0.12	33,349	42	0.17
Advances to lenders	5,593	85	2.00	5,959	89	1.96
Total interest-earning assets	$3,218,318	$88,225	3.66%	$3,178,049	$98,624	4.14%
Interest-bearing liabilities:
Short-term debt(3)	$103,419	$106	0.14%	$105,393	$108	0.13%
Long-term debt	505,903	7,778	2.05	569,112	9,101	2.13
Total short-term and long-term funding debt	609,322	7,884	1.73	674,505	9,209	1.82
Debt securities of consolidated trusts	2,772,826	67,678	3.25	2,685,408	80,031	3.97
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(139,372)	(4,890)	4.68	(178,218)	(6,558)	4.91
Total debt securities of consolidated trusts held by third parties	2,633,454	62,788	3.18	2,507,190	73,473	3.91
Total interest-bearing liabilities	$3,242,776	$70,672	2.91%	$3,181,695	$82,682	3.46%
Net interest income/net interest yield		$17,553	0.73%		$15,942	0.67%

	As of September 30,
	2013	2012
Selected benchmark interest rates(4)
3-month LIBOR	0.25%	0.36%
2-year swap rate	0.46	0.37
5-year swap rate	1.54	0.76
30-year Fannie Mae MBS par coupon rate	3.29	1.84
__________

(1)	Includes mortgage loans on nonaccrual status. Interest income on nonaccrual mortgage loans is recognized when cash is received.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.

(4)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg L.P.

Table 6: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013 vs. 2012			September 30, 2013 vs. 2012
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(588)	$(430)	$(158)	$(717)	$(1,188)	$471
Mortgage loans of consolidated trusts	(1,706)	939	(2,645)	(8,890)	2,557	(11,447)
Total mortgage loans	(2,294)	509	(2,803)	(9,607)	1,369	(10,976)
Total mortgage-related securities, net	(285)	(283)	(2)	(780)	(695)	(85)
Non-mortgage securities(2)	(7)	(2)	(5)	(24)	(10)	(14)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(10)	5	(15)	16	31	(15)
Advances to lenders	(6)	(10)	4	(4)	(6)	2
Total interest income	(2,602)	219	(2,821)	(10,399)	689	(11,088)
Interest expense:
Short-term debt(3)	(9)	—	(9)	(2)	(2)	—
Long-term debt	(368)	(335)	(33)	(1,323)	(982)	(341)
Total short-term and long-term funding debt	(377)	(335)	(42)	(1,325)	(984)	(341)
Total debt securities of consolidated trusts held by third parties	(2,490)	1,301	(3,791)	(10,685)	3,908	(14,593)
Total interest expense	(2,867)	966	(3,833)	(12,010)	2,924	(14,934)
Net interest income	$265	$(747)	$1,012	$1,611	$(2,235)	$3,846
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.
Net interest income increased in the third quarter and first nine months of 2013, compared with the third quarter and first nine months of 2012, primarily due to accelerated net amortization income on loans and debt of consolidated trusts, higher guaranty fees, and a reduction in the amount of interest income not recognized for nonaccrual mortgage loans. These factors were partially offset by lower net interest income from our retained mortgage portfolio. The primary drivers of these changes were:

•	accelerated net amortization income related to mortgage loans and debt of consolidated trusts driven by prepayments;

•
higher guaranty fees, primarily due to an average increase of 10 basis points implemented during the fourth quarter of 2012 and the 10 basis point increase related to the TCCA, which increased guaranty fees on all single-family residential mortgages delivered to Fannie Mae starting on April 1, 2012. The incremental TCCA-related guaranty fees are remitted to Treasury and recorded in “Other expenses” in our condensed consolidated statements of operations and comprehensive income;

•
higher interest income recognized on mortgage loans due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans. The balance of nonaccrual loans in our condensed consolidated balance sheet declined as we continued to complete a high number of loan workouts and foreclosures, and fewer loans became seriously delinquent; and

•
lower interest income on mortgage loans and securities held in our retained mortgage portfolio due to lower mortgage rates and a decrease in their average balance, as we continued to reduce our retained mortgage portfolio pursuant to the requirements of the senior preferred stock purchase agreement. This decrease in interest income was partially offset by lower interest expense on funding debt due to lower average borrowing rates and funding needs, which allowed us to continue to replace higher-cost debt with lower-cost debt. Our sales of non-agency mortgage-related securities will result in a decrease in future net interest income from our retained mortgage portfolio. See

“Business Segment Results—Capital Markets Group Results” for additional information on our mortgage-related securities.
We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment over the contractual or estimated life of the loan or security as a component of net interest income. Net unamortized premiums on debt of consolidated trusts exceeded net unamortized premiums on the related mortgage loans by $24.0 billion as of September 30, 2013, compared with $16.8 billion as of December 31, 2012. This net premium position represents deferred revenue which is amortized within net interest income. This deferred revenue primarily relates to upfront fees we receive from lenders for loans with greater credit risk and upfront payments we receive from lenders to adjust the monthly contractual guaranty fee rate on Fannie Mae MBS so that the pass-through coupon rate on the MBS is in a more easily tradable increment of a whole or half percent. The increase in net unamortized premiums from December 31, 2012 to September 30, 2013 is primarily due to the upfront fees recorded on acquisitions year-to-date.
We had $14.3 billion in net unamortized discounts and other cost basis adjustments on mortgage loans of Fannie Mae included in our condensed consolidated balance sheets as of September 30, 2013 compared with $15.8 billion as of December 31, 2012. These discounts and other cost basis adjustments were primarily recorded upon the acquisition of credit-impaired loans and the extent to which we may record them as income in future periods will be based on the actual performance of the loans.
Table 7 displays the interest income not recognized for loans on nonaccrual status and the resulting reduction in our net interest yield on total interest earning assets for the periods indicated.
Table 7: Impact of Nonaccrual Loans on Net Interest Income

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2013			2012			2013			2012
	Interest Income Not Recognized for Nonaccrual Loans	Reduction in Net Interest Yield(1)		Interest Income Not Recognized for Nonaccrual Loans	Reduction in Net Interest Yield(1)		Interest Income Not Recognized for Nonaccrual Loans	Reduction in Net Interest Yield(1)		Interest Income Not Recognized for Nonaccrual Loans	Reduction in Net Interest Yield(1)
	(Dollars in millions)
Mortgage loans of Fannie Mae	$(612)			$(856)			$(1,896)			$(2,734)
Mortgage loans of consolidated trusts	(76)			(137)			(273)			(464)
Total mortgage loans	$(688)	(8)	bps	$(993)	(12)	bps	$(2,169)	(9)	bps	$(3,198)	(13)	bps
__________

(1)	Calculated based on annualized interest income not recognized divided by total interest-earning assets, expressed in basis points.
For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. Fee and other income increased in the third quarter of 2013 compared with the third quarter of 2012 primarily as a result of a legal settlement related to certain private-label securities recognized in the third quarter of 2013. Fee and other income increased in the first nine months of 2013 compared with the first nine months of 2012 primarily as a result of legal settlements related to certain private-label securities recognized in the first nine months of 2013. In addition, we recognized higher yield maintenance fees related to large multifamily loan prepayments in the first nine months of 2013 compared with the first nine months of 2012.
Investment Gains, Net
Investment gains, net consist of gains and losses recognized from the sale of available-for-sale (“AFS”) securities, gains and losses recognized on the securitization of loans and securities from our portfolio, gains and losses on the consolidation and deconsolidation of securities, lower of cost or fair value adjustments on held-for-sale loans, and other investment gains and losses. Investment gains increased in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 primarily due to sales of non-agency mortgage-related securities. See “Business Segment Results—Capital Markets Group Results—The Capital Markets Group’s Mortgage Portfolio” and “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities” for additional information on our mortgage-related securities portfolio and requirements that we reduce our retained mortgage portfolio.

Other-Than-Temporary Impairment of Investment Securities
Net other-than-temporary impairments for the third quarter and first nine months of 2013 decreased compared with the third quarter and first nine months of 2012. During the first nine months of 2012, there was an update to the assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities which was the primary driver of net other-than-temporary impairments for the period.  See “Critical Accounting Policies and Estimates—Other-Than-Temporary Impairment of Investment Securities” in our Third Quarter 2012 Form 10-Q for additional information on the update to these assumptions.
Fair Value Gains (Losses), Net
Table 8 displays the components of our fair value gains and losses.
Table 8: Fair Value Gains (Losses), Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(229)	$(369)	$(610)	$(1,134)
Net change in fair value during the period	942	(139)	2,445	(1,016)
Total risk management derivatives fair value gains (losses), net	713	(508)	1,835	(2,150)
Mortgage commitment derivatives fair value (losses) gains, net	(169)	(816)	459	(1,583)
Total derivatives fair value gains (losses), net	544	(1,324)	2,294	(3,733)
Trading securities (losses) gains, net	(57)	406	111	676
Other, net(1)	(152)	(102)	(407)	(129)
Fair value gains (losses), net	$335	$(1,020)	$1,998	$(3,186)

			2013	2012
5-year swap rate:
As of January 1			0.86%	1.22%
As of March 31			0.95%	1.27%
As of June 30			1.57%	0.97%
As of September 30			1.54%	0.76%
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value Gains (Losses), Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. We recognized risk management derivative fair value gains in the third quarter and first nine months of 2013 primarily as a result of increases in the fair value of our pay-fixed derivatives as longer-term swap rates increased during the periods. We recognized risk management derivatives fair value losses in the third quarter and first nine months of 2012 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to decreases in swap rates during the periods.
We present, by derivative instrument type, the fair value gains and losses, net on our derivatives for the three and nine months ended September 30, 2013 and 2012 in “Note 9, Derivative Instruments.”

Mortgage Commitment Derivatives Fair Value (Losses) Gains, Net
We recognized fair value losses on our mortgage commitments in the third quarter primarily due to losses on commitments to sell mortgage-related securities driven by higher prices as interest rates decreased during the commitment period. We recognized fair value gains on our mortgage commitments in the first nine months of 2013 primarily due to gains on commitments to sell mortgage-related securities driven by lower prices as interest rates increased during the commitment period. We recognized fair value losses on our mortgage commitments in the third quarter and first nine months of 2012 primarily due to losses on commitments to sell mortgage-related securities driven by higher prices as interest rates decreased during the commitment period.
Trading Securities (Losses) Gains, Net
Losses from trading securities in the third quarter of 2013 were primarily driven by lower prices on commercial mortgage-backed securities (“CMBS”) and subprime private-label securities due to a widening of credit spreads. Gains from trading securities in the first nine months of 2013 were primarily driven by gains from higher prices on Alt-A and subprime private label securities, due to the narrowing of credit spreads on these securities as well as improvements in the credit outlook of certain financial guarantors of these securities in the first quarter of 2013. These gains were partially offset by losses on CMBS in the second and third quarters of 2013.
Gains from trading securities in the third quarter of 2012 and first nine months of 2012 were primarily driven by the narrowing of credit spreads on CMBS.
Credit-Related (Income) Expense
We refer to our (benefit) provision for loan losses and guaranty losses collectively as our “(benefit) provision for credit losses.” Credit-related (income) expense consist of our (benefit) provision for credit losses and foreclosed property (income) expense.
(Benefit) Provision for Credit Losses
Our total loss reserves provide for an estimate of credit losses incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, as of each balance sheet date. We establish our loss reserves through our provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we reduce our loss reserves, we recognize a benefit for credit losses. When we determine that a loan is uncollectible, typically upon foreclosure, we recognize a charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a reduction to charge-offs.
Table 9 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. The fair value losses shown in Table 9 represent credit losses we expect to realize in the future or amounts that will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”

Table 9: Total Loss Reserves

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Allowance for loan losses	$45,169	$58,795
Reserve for guaranty losses(1)	1,193	1,231
Combined loss reserves	46,362	60,026
Allowance for accrued interest receivable	1,243	1,737
Allowance for preforeclosure property taxes and insurance receivable(2)	828	866
Total loss reserves	48,433	62,629
Fair value losses previously recognized on acquired credit-impaired loans(3)	11,712	13,694
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$60,145	$76,323
__________

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
Table 10 displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the periods indicated.

Table 10: Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$49,643	$63,375	$58,795	$72,156
(Benefit) provision for loan losses	(2,600)	2,083	(9,033)	676
Charge-offs(1)	(2,325)	(3,541)	(7,263)	(12,328)
Recoveries	294	350	2,138	1,321
Other(2)	157	745	532	1,187
Ending balance	$45,169	$63,012	$45,169	$63,012
Reserve for guaranty losses:
Beginning balance	$1,230	$1,320	$1,231	$994
(Benefit) provision for guaranty losses	(9)	(4)	84	362
Charge-offs	(28)	(32)	(123)	(132)
Recoveries	—	11	1	71
Ending balance	$1,193	$1,295	$1,193	$1,295
Combined loss reserves:
Beginning balance	$50,873	$64,695	$60,026	$73,150
Total (benefit) provision for credit losses	(2,609)	2,079	(8,949)	1,038
Charge-offs(1)	(2,353)	(3,573)	(7,386)	(12,460)
Recoveries	294	361	2,139	1,392
Other(2)	157	745	532	1,187
Ending balance	$46,362	$64,307	$46,362	$64,307

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$45,608	$58,809
Multifamily	754	1,217
Total	$46,362	$60,026
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.58%	2.08%
Multifamily	0.37	0.59
Combined loss reserves as a percentage of:
Total guaranty book of business	1.50%	1.97%
Recorded investment in nonperforming loans	20.33	23.92

_________

(1)
Includes accrued interest of $100 million and $198 million for the three months ended September 30, 2013 and 2012, respectively, and $337 million and $709 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Amounts represent the net activity recorded in our allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers. The (benefit) provision for credit losses, charge-offs and recoveries activity included in this table reflects all changes for both the allowance for loan losses and the valuation allowances for accrued interest and preforeclosure property taxes and insurance receivable that relate to the mortgage loans.

Our benefit or provision for credit losses continues to be a key driver of our results for each period presented. The amount of our benefit or provision for credit losses varies from period to period based on changes in actual and expected home prices, borrower payment behavior, the types and volumes of loss mitigation activities and foreclosures completed, and actual and estimated recoveries from our lender and mortgage insurer counterparties. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for information on mortgage insurers and outstanding mortgage seller/servicer repurchase obligations. In addition, our benefit or provision for credit losses and our loss reserves can be impacted by updates to the assumptions and data used in determining our allowance for loan losses.
We recognized a benefit for credit losses in the third quarter of 2013 compared with a provision for credit losses in the third quarter of 2012. In the third quarter of 2012, our provision for credit losses was primarily driven by a change in the assumptions and data used in calculating our loss reserves and a change in our accounting for loans to certain borrowers who have received bankruptcy relief. See “Critical Accounting Policies and Estimates—Total Loss Reserves” and “Consolidated Results of Operations—Benefit (Provision) for Credit Losses” in our 2012 Form 10-K for additional information on these changes. Factors that impacted our benefit for credit losses in the third quarter of 2013 include:

•
Home prices increased by 2.5% in the third quarter of 2013 compared with an increase of 1.5% in the third quarter of 2012 and increased by 9.2% in the first nine months of 2013 compared with an increase of 4.8% in the first nine months of 2012. The home price increases in the third quarter and first nine months of 2013 were greater than the increases in the third quarter and first nine months of 2012 due to improving market conditions. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that default.

•
The number of seriously delinquent loans declined 25% to approximately 448,000 as of September 30, 2013 from approximately 599,000 as of September 30, 2012 and the number of “early stage” delinquent loans (loans that are 30 to 89 days past due) declined 25% to approximately 371,000 as of September 30, 2013 from approximately 492,000 as of September 30, 2012. The reduction in the number of delinquent loans was due, in part, to our efforts since 2009 to improve our underwriting standards and the credit quality of our single-family guaranty book of business. A decline in the number of loans becoming delinquent or seriously delinquent reduces our total loss reserves and provision for credit losses.

We recognized a benefit for credit losses in the first nine months of 2013 compared with a provision for credit losses in the first nine months of 2012. In addition to the factors discussed above, the following impacted our benefit for credit losses:

•
Sales prices on dispositions of our REO properties improved in the first nine months of 2013 compared with the prior year. We received net proceeds from our REO sales equal to 67% of the loans’ unpaid principal balance in the first nine months of 2013 compared with 59% in the first nine months of 2012. The increase in sales prices contributed to a reduction in the single-family initial charge-off severity rate to 24.8% for the first nine months of 2013 from 31.4% for the first nine months of 2012. The decrease in our charge-off severity rate indicates a lower amount of credit loss at foreclosure and, accordingly, a lower provision for credit losses.

•
In the second quarter of 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans, which resulted in a decrease to our allowance for loan losses. For additional information on this update, see “Critical Accounting Policies and Estimates—Total Loss Reserves.”

The factors that contributed to our benefit for credit losses in the first nine months of 2013 were partially offset by lower cash flow projections on our individually impaired loans due to increasing mortgage interest rates in the first nine months of 2013. Higher mortgage interest rates lengthen the expected lives of modified loans, thus increasing the impairment related to concessions on these loans and resulting in an increase to the provision for credit losses. Conversely, in the first nine months of 2012, mortgage interest rates declined, causing higher cash flow projections on our individually impaired loans, which resulted from shortened expected lives on modified loans and lower impairment related to concessions on these loans.
We discuss our expectations regarding our future loss reserves in “Executive Summary—Outlook—Loss Reserves.”

Nonperforming Loans
Our balance of nonperforming single-family loans remained high as of September 30, 2013 due to high levels of loans modified as troubled debt restructurings (“TDRs”). When a TDR occurs, the loan may return to a current status, but it will continue to be classified as a nonperforming loan as the loan is not performing in accordance with its original terms. Table 11 displays the composition of our nonperforming loans, which includes our single-family and multifamily held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”
Table 11: Nonperforming Single-Family and Multifamily Loans

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$89,096	$114,761
TDRs on accrual status	138,897	136,064
Total on-balance sheet nonperforming loans	227,993	250,825
Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts(1)	46	72
Total nonperforming loans	228,039	250,897
Allowance for loan losses and allowance for accrued interest receivable related to individually impaired on-balance sheet nonperforming loans	(38,501)	(45,776)
Total nonperforming loans, net of allowance	$189,538	$205,121
Accruing on-balance sheet loans past due 90 days or more(2)	$732	$3,580

	For the Nine Months Ended
	September 30,
	2013	2012
	(Dollars in millions)
Interest related to on-balance sheet nonperforming loans:
Interest income forgone(3)	$5,291	$6,108
Interest income recognized for the period(4)	4,527	4,659
__________

(1)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

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

Foreclosed Property (Income) Expense
Foreclosed property income increased in the third quarter of 2013 compared with the third quarter of 2012, and we recognized foreclosed property income in the first nine months of 2013 compared with foreclosed property expense in the first nine months of 2012. This was primarily due to the recognition of compensatory fees received in connection with our compensatory fee agreement with Bank of America. We had previously deferred this income until we substantially completed the loan review process related to the agreement. See “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on the Bank of America compensatory fee agreement. In addition, foreclosed property income in the third quarter and first nine months of 2013 was driven by improvement in sales prices on dispositions of our REO properties.

Credit Loss Performance Metrics
Our credit-related (income) expense should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonperforming loans, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 12 displays the components of our credit loss performance metrics as well as our average single-family and multifamily default rates and initial charge-off severity rates.
Table 12: Credit Loss Performance Metrics

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2013			2012			2013			2012
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$2,059	26.9	bps	$3,212	42.2	bps	$5,247	22.9	bps	$11,068	48.5	bps
Foreclosed property (income) expense	(1,165)	(15.2)		(48)	(0.6)		(1,757)	(7.7)		221	1.0
Credit losses including the effect of fair value losses on acquired credit-impaired loans	894	11.7		3,164	41.6		3,490	15.2		11,289	49.5
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property (income) expense(2)	248	3.2		348	4.6		754	3.3		1,142	5.0
Credit losses and credit loss ratio	$1,142	14.9	bps	$3,512	46.2	bps	$4,244	18.5	bps	$12,431	54.5	bps
Credit losses attributable to:
Single-family	$1,083			$3,485			$4,127			$12,218
Multifamily	59			27			117			213
Total	$1,142			$3,512			$4,244			$12,431
Single-family default rate		0.30%			0.38%			0.93%			1.20%
Single-family initial charge-off severity rate(3)		22.16%			29.83%			24.78%			31.36%
Average multifamily default rate		0.12%			0.05%			0.25%			0.30%
Average multifamily initial charge-off severity rate(3)		21.00%			28.31%			24.49%			37.03%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from short sales and third-party sales.

Credit losses decreased in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 primarily due to the recognition of compensatory fees received in connection with our compensatory fee agreement with Bank of America. See “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on the agreement. In addition, the decrease in credit losses in the third quarter and first nine months of 2013 was driven by improvement in sales prices on dispositions of our REO properties and by lower REO acquisitions primarily driven by lower delinquencies.

We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”
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
Table 13 displays the credit loss sensitivities as of the dates indicated for first-lien single-family loans that are in our retained mortgage portfolio or underlying Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancements.
Table 13: Single-Family Credit Loss Sensitivity(1)

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Gross single-family credit loss sensitivity	$9,618	$13,508
Less: Projected credit risk sharing proceeds	(1,084)	(2,206)
Net single-family credit loss sensitivity	$8,534	$11,302
Single-family loans in our retained mortgage portfolio and loans underlying Fannie Mae MBS	$2,814,690	$2,765,460
Single-family net credit loss sensitivity as a percentage of outstanding single-family loans in our retained mortgage portfolio and Fannie Mae MBS	0.30%	0.41%
__________

(1)
Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 98% of our total single-family guaranty book of business as of September 30, 2013 and December 31, 2012. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our retained mortgage portfolio or held by third parties), excluding certain whole loan Real Estate Mortgage Investment Conduits (“REMICs”) and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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

Federal Income Taxes
We recognized a provision for federal income taxes of $1.4 billion in the third quarter of 2013 and a benefit for federal income taxes of $47.2 billion for the first nine months of 2013. We did not recognize a provision or benefit for federal income taxes for the third quarter or first nine months of 2012. In the first quarter of 2013, we released the substantial majority of the valuation allowance against our deferred tax assets. We discuss the factors that led us to release our valuation allowance against our deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes.”

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
In this section, we summarize our segment results for the third quarter and first nine months of 2013 and 2012 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 12, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
During the first quarter of 2013, we released the substantial majority of our valuation allowance against our deferred tax assets, except for amounts that were expected to be released against income before federal income taxes for the remainder of the year and the portion of the valuation allowance that pertains to our capital loss carryforwards. This resulted in a significant benefit for income taxes during the first nine months of 2013. See “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets. The benefit for income taxes allocated to each business segment represents the release of the valuation allowance against deferred tax assets that primarily are directly attributable to that segment based on the nature of the item.
Single-Family Business Results
Table 14 displays the financial results of our Single-Family business for the periods indicated. For a discussion of Single-Family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Expenses and other items that impact income or loss primarily include credit-related income (expense), net interest (loss) income and administrative expenses.

Table 14: Single-Family Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in millions)
Net interest (loss) income(1)	$(152)	$(192)	$40	$318	$(786)	$1,104
Guaranty fee income(2)(3)	2,719	2,014	705	7,638	5,895	1,743
Credit-related income (expense)(4)	3,642	(2,130)	5,772	10,357	(1,500)	11,857
Other expenses(3)(5)	(713)	(502)	(211)	(1,948)	(1,333)	(615)
Income (loss) before federal income taxes	5,496	(810)	6,306	16,365	2,276	14,089
(Provision) benefit for federal income taxes(6)	(751)	(12)	(739)	29,777	(12)	29,789
Net income (loss) attributable to Fannie Mae	$4,745	$(822)	$5,567	$46,142	$2,264	$43,878
Other key performance data:
Single-family effective guaranty fee rate (in basis points)(3)(7)	38.0	28.3		35.8	27.6
Single-family average charged guaranty fee on new acquisitions (in basis points)(3)(8)	58.7	41.8		56.6	37.1
Average single-family guaranty book of business(9)	$2,860,103	$2,842,649		$2,847,297	$2,846,328
Single-family Fannie Mae MBS issuances(10)	$186,459	$229,671		$615,302	$601,469
__________

(1)
Includes the cost to reimburse the Capital Markets group for interest income not recognized for loans in our retained mortgage portfolio on nonaccrual status, the cost to reimburse MBS trusts for interest income not recognized for loans in consolidated trusts on nonaccrual status and income from cash payments received on loans that have been placed on nonaccrual status.

(2)
Guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our condensed consolidated statements of operations and comprehensive income.

(3)
Pursuant to the TCCA, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date for securitization by 10 basis points, and the incremental revenue must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is included in other expenses. This increase in guaranty fee is also included in the single-family average charged guaranty fee.

(4)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(5)	Consists of investment gains, net, fair value losses, net, fee and other income, administrative expenses and other expenses.

(6)
The benefit for the first nine months of 2013 primarily represents the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our single-family segment based on the nature of the item.

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
We recognized pre-tax income in the third quarter of 2013 compared with a pre-tax loss in the third quarter of 2012 primarily due to significant improvement in our credit results and increased guaranty fee income. Pre-tax income increased in the first nine months of 2013 compared with the first nine months of 2012 primarily due to significant improvement in our credit results, increased guaranty fee income and net interest income in the first nine months of 2013 compared with net interest loss in the first nine months of 2012.
The improvement to credit-related income in the third quarter of 2013 from credit-related expense in the third quarter of 2012 was primarily due to the recognition of compensatory fees received in connection with our compensatory fee agreement with Bank of America. We had previously deferred this income until we substantially completed the loan review process related to the agreement. In addition, in the third quarter of 2012 we made a change to assumptions and data used to calculate our loss reserves and a change to our accounting for loans to certain borrowers who have received bankruptcy relief that negatively impacted our provision for credit losses during that period.
Also, the improvement to credit-related income in the first nine months of 2013 from credit-related expense in the first nine months of 2012 was due to an update in the second quarter of 2013 to the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans to reflect faster prepayment and lower default expectations for these loans, which resulted in an increase in credit-related income in the first nine months of 2013.
Our single-family credit-related results for the 2012 and 2013 periods indicated above continue to be positively impacted by increases in home prices and declines in the number of delinquent loans, which have resulted in a reduction in our loss reserves. Our single-family credit-related income represents the substantial majority of our consolidated activity. We provide a discussion of our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related (Income) Expense.”
Guaranty fee income increased in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 due to the cumulative impact of price increases, including a 10 basis point increase on April 1, 2012 mandated by the TCCA and an additional average increase of 10 basis points implemented during the fourth quarter of 2012, and higher amortization income on risk-based fees. As described in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue” in our 2012 Form 10-K, in December 2011, Congress enacted the TCCA which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. Effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae and Freddie Mac on or after that date for securitization was increased by 10 basis points; accordingly, the single-family average charged guaranty fee increased. The resulting revenue is included in guaranty fee income, and the expense is included in other expenses. We recorded other expenses of $276 million for the third quarter of 2013 compared with $78 million for the third quarter of 2012 and $695 million for the first nine months of 2013 compared with $104 million for the first nine months of 2012 for this obligation due to Treasury. We expect the guaranty fees collected and expenses incurred to increase in the future.
We recognized net interest income in the first nine months of 2013 compared with a net interest loss in the first nine months of 2012, primarily due to the reduction in the amount of interest income not recognized for nonaccrual mortgage loans, as well as our resolution agreement with Bank of America, which resulted in the recognition of unamortized cost basis adjustments on the loans repurchased by Bank of America. See “Note 20, Subsequent Events” in our 2012 Form 10-K for additional information on this agreement.
Net income in the third quarter of 2013 included a provision for federal income taxes, as our current estimate of income before federal income taxes for 2013 was greater than our estimate as of March 31, 2013. Net income in the first nine months of 2013 included a benefit for federal income taxes that primarily represents the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our single-family segment. Those assets primarily related to the allowance for loan losses and guaranty fee income. See “Note 10, Income Taxes” for additional information.
The increase in the single-family average charged guaranty fee on new acquisitions in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 was primarily due to price increases implemented during 2012, as discussed above. Although we do not know the specific timing, form or extent of future changes in our guaranty fee pricing, we believe that we will increase our guaranty fees in the future. Increases in our guaranty fee pricing support FHFA’s strategic plan to gradually contract our dominant presence in the marketplace and attract private capital. We expect that any future increases to guaranty fee pricing will likely further increase our guaranty fee revenue.
We remained the largest single issuer of mortgage related securities in the secondary market during the third quarter of 2013, with an estimated market share of new single-family mortgage-related securities issuances, which excludes previously securitized mortgages, of 48% in the third quarter of 2013 compared with 52% in the third quarter of 2012. Despite our continued high market share, our average single-family guaranty book of business remained flat in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012, primarily due to the decline in U.S. residential mortgage debt outstanding.

Multifamily Business Results
Multifamily business results primarily reflect our multifamily guaranty business. Our multifamily business results also include activity relating to our low-income housing tax credit (“LIHTC”) and equity investments. Although we are no longer making new LIHTC or equity investments, we continue to make contractually required contributions for our legacy investments. Activity from multifamily products is also reflected in the Capital Markets group results, which include net interest income related to multifamily loans and securities held in our retained mortgage portfolio, gains and losses from the sale of multifamily Fannie Mae MBS and re-securitizations and other miscellaneous income.
Table 15 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related income and administrative expenses.
Table 15: Multifamily Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in millions)
Guaranty fee income(1)	$311	$265	$46	$902	$760	$142
Fee and other income	26	55	(29)	115	151	(36)
Gains from partnership investments(2)	121	43	78	284	72	212
Credit-related income(3)	132	99	33	349	241	108
Other expenses(4)	(104)	(67)	(37)	(257)	(192)	(65)
Income before federal income taxes	486	395	91	1,393	1,032	361
(Provision) benefit for federal income taxes(5)	(8)	32	(40)	7,970	32	7,938
Net income attributable to Fannie Mae	$478	$427	$51	$9,363	$1,064	$8,299
Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(6)	60.8	52.9		58.6	51.1
Multifamily credit loss performance ratio (in basis points)(7)	11.5	5.4		7.6	14.3
Average multifamily guaranty book of business(8)	$204,601	$200,384		$205,200	$198,201
Multifamily new business volumes(9)	$5,810	$8,965		$21,791	$22,862
Multifamily units financed from new business volumes	103,000	135,000		386,000	371,000
Multifamily Fannie Mae MBS issuances(10)	$6,373	$9,576		$23,648	$25,969
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$1,671	$4,038		$7,879	$7,462
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(11)	$167	$212		$543	$631
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets group’s mortgage portfolio(12)	$70,629	$97,186		$78,328	$100,636

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Multifamily serious delinquency rate	0.18%	0.24%
Percentage of multifamily guaranty book of business with credit enhancement	91%	90%
Fannie Mae percentage of total multifamily mortgage debt outstanding(13)	21%	22%
Multifamily Fannie Mae MBS outstanding(14)	$143,224	$128,477

__________

(1)
Guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our condensed consolidated statements of operations and comprehensive income.

(2)
Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income. Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(3)	Consists of the benefit for credit losses and foreclosed property (expense) income.

(4)	Consists of net interest loss, investment gains, administrative expenses and other expenses.

(5)
The benefit for the first nine months of 2013 primarily represents the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our multifamily segment based on the nature of the item.

(6)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(7)	Calculated based on annualized Multifamily segment credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

(8)
Consists of multifamily mortgage loans held in our retained mortgage portfolio, multifamily mortgage loans held by consolidated trusts, multifamily Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained mortgage portfolio and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(9)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period.

(10)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $632 million and $1.1 billion for the three months ended September 30, 2013 and 2012, respectively, and $2.1 billion and $3.4 billion for the nine months ended September 30, 2013 and 2012, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $24 million and $18 million for the three months ended September 30, 2013 and 2012, respectively, and $68 million and $208 million for the nine months ended September 30, 2013 and 2012, respectively.

(11)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets Group on multifamily loans in Fannie Mae’s retained mortgage portfolio.

(12)	Based on unpaid principal balance.

(13)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of September 30, 2013 is as of June 30, 2013 and is based on the Federal Reserve’s June 2013 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(14)
Includes $23.5 billion and $28.1 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of September 30, 2013 and December 31, 2012, respectively, and $1.2 billion and $1.3 billion of Fannie Mae MBS collateralized by bonds issued by state and local housing finance agencies as of September 30, 2013 and December 31, 2012, respectively.

Pre-tax income increased in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 primarily due to increased guaranty fee income, increased credit-related income and increased gains from partnership investments.
Guaranty fee income increased in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 as we continue to acquire loans with higher guaranty fees. Loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Credit-related income increased in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012, primarily due to improvements in default and loss severity trends and improvements in property valuations.
Gains from partnership investments increased in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 as the continued strength of national multifamily market fundamentals resulted in improved property-level operating performance and increased gains on the sale of investments.
Net income in the third quarter of 2013 included a provision for federal income taxes, as our current estimate of income before federal income taxes for 2013 was greater than our estimate as of March 31, 2013. A benefit for federal income taxes in the third quarter and first nine months of 2012 was driven by the utilization of tax credits related to LIHTC investments to offset our alternative minimum tax liability resulting from our projected 2012 taxable income. Net income in the first nine months of 2013 included a benefit for federal income taxes that primarily represents the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our multifamily segment. Those assets primarily related to partnership and other equity investment losses and credits. See “Note 10, Income Taxes” for additional information.
Multifamily new business volumes decreased in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012. Our 2013 conservatorship scorecard includes a goal to reduce the unpaid principal balance of new multifamily business relative to 2012 by at least 10% by tightening underwriting, adjusting pricing and limiting product offerings, while not increasing the proportion of our retained risk.
Capital Markets Group Results
Table 16 displays the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments” in our 2012 Form 10-K and “Note 9, Derivative Instruments” in this report and our 2012 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains (losses), investment gains, allocated guaranty fee expense and administrative expenses.
Table 16: Capital Markets Group Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in millions)
Net interest income(1)	$2,311	$3,247	$(936)	$7,733	$10,231	$(2,498)
Investment gains, net(2)	1,590	2,201	(611)	3,837	4,666	(829)
Net other-than-temporary impairments	(27)	(38)	11	(42)	(699)	657
Fair value gains (losses), net(3)	371	(961)	1,332	2,087	(3,252)	5,339
Fee and other income	525	185	340	1,129	551	578
Other expenses(4)	(375)	(492)	117	(1,229)	(1,578)	349
Income before federal income taxes	4,395	4,142	253	13,515	9,919	3,596
(Provision) benefit for federal income taxes(5)	(596)	(20)	(576)	9,484	(20)	9,504
Net income attributable to Fannie Mae	$3,799	$4,122	$(323)	$22,999	$9,899	$13,100
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $895 million and $1.3 billion for the three months ended September 30, 2013 and 2012, respectively, and $3.0 billion and $4.0 billion for the nine months ended September 30, 2013 and 2012, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(4)
Includes allocated guaranty fee expense, debt extinguishment gains (losses), net, administrative expenses and other (expenses) income. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

(5)
The benefit for the first nine months of 2013 primarily represents the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Capital Markets group based on the nature of the item.

Pre-tax income increased in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 primarily due to fair value gains in the third quarter and first nine months of 2013 compared with fair value losses in the third quarter and first nine months of 2012, an increase in fee and other income and a decrease in net other-than-

temporary impairments. These increases were partially offset by a decrease in net interest income and a decrease in investment gains.
Fair value gains in the third quarter and first nine months of 2013 were primarily due to derivatives fair value gains driven by an increase in longer-term swap rates during the periods. Fair value losses in the third quarter and first nine months of 2012 were primarily due to derivatives fair value losses driven by a decrease in swap rates during the periods.
Fee and other income increased in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 primarily as a result of legal settlements related to certain private-label securities recognized in the third quarter and first nine months of 2013.
The net other-than-temporary impairments recognized by our Capital Markets group are consistent with our condensed consolidated statements of operations and comprehensive income as described in “Consolidated Results of Operations—Other-Than-Temporary Impairment of Investment Securities.” In addition, see “Note 5, Investments in Securities” for information on our other-than-temporary impairments by major security type and primary drivers for other-than-temporary impairments recorded during the periods disclosed.
The decrease in net interest income in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 was primarily due to a decrease in our mortgage-related assets and lower interest rates on mortgage assets in our Capital Market group’s mortgage portfolio. This decrease in interest income on our interest-earning mortgage assets was partially offset by a decline in interest expense due to lower funding needs and lower borrowing rates, which allowed us to continue to replace higher-cost debt with lower-cost debt. Our sales of non-agency mortgage-related securities will result in a decrease in future net interest income from our retained mortgage portfolio. See “The Capital Markets Group’s Mortgage Portfolio” for additional information on our mortgage-related securities.
We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value gains (losses), net” and is displayed in “Table 8: Fair Value Gains (Losses), Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets group’s interest expense, the Capital Markets group’s net interest income would have decreased by $229 million in the third quarter of 2013 compared with a decrease of $369 million in the third quarter of 2012 and would have decreased by $610 million in the first nine months of 2013 compared with a decrease of $1.1 billion in the first nine months of 2012.
Investment gains decreased in the third quarter and first nine months 2013 compared with the third quarter and first nine months of 2012 primarily due to decreased gains on the sale of Fannie Mae MBS AFS securities and decreased gains on portfolio securitizations due to an increase in mortgage interest rates in the third quarter and first nine months of 2013. The decrease in gains during the third quarter and first nine months of 2013 were partially offset by gains on sales of non-agency mortgage-related securities.
Net income in the third quarter of 2013 included a provision for federal income taxes, as our current estimate of income before federal income taxes for 2013 was greater than our estimate as of March 31, 2013. Net income in the first nine months of 2013 included a benefit for federal income taxes that primarily represents the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Capital Markets group. Those assets primarily related to debt and derivative instruments and mortgage and mortgage-related assets. See “Note 10, Income Taxes” for additional information.
The Capital Markets Group’s Mortgage Portfolio
The Capital Markets group’s mortgage portfolio, which we also refer to as our retained mortgage portfolio, consists of mortgage loans and mortgage-related securities that we own. Mortgage-related securities held by the Capital Markets group include Fannie Mae MBS and non-Fannie Mae mortgage-related securities. The Fannie Mae MBS that we own are maintained as securities on the Capital Markets group’s balance sheets. The portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties are not included in the Capital Markets group’s mortgage portfolio.
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. Under the agreement, the maximum allowable amount of mortgage assets we may own as of December 31, 2013 is $552.5 billion. As we reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will decrease. As of September 30, 2013, we owned $516.3 billion in mortgage assets, compared with $633.1 billion as of December 31, 2012. Additionally, our 2013 conservatorship scorecard includes a goal to sell 5%, or $21.1 billion, of the non-agency mortgage-related assets we held in our retained mortgage portfolio as of December 31, 2012. During the first nine months of 2013, we sold $18.9 billion of non-agency mortgage-related assets. For additional information regarding our 2013 conservatorship scorecard, see our current report on Form 8-K filed with the SEC on March 8, 2013.
Table 17 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.
Table 17: Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Mortgage loans:
Beginning balance	$343,742	$386,804	$371,708	$398,271
Purchases	51,882	71,946	191,813	181,631
Securitizations(2)	(48,966)	(59,661)	(170,513)	(142,554)
Liquidations and sales(3)	(18,253)	(19,493)	(64,603)	(57,752)
Mortgage loans, ending balance	328,405	379,596	328,405	379,596

Mortgage securities:
Beginning balance	221,456	285,982	261,346	310,143
Purchases(4)	8,259	6,959	27,443	17,450
Securitizations(2)	48,966	59,661	170,513	142,554
Sales	(78,299)	(61,836)	(229,359)	(148,331)
Liquidations(3)	(12,528)	(16,093)	(42,089)	(47,143)
Mortgage securities, ending balance	187,854	274,673	187,854	274,673
Total Capital Markets group’s mortgage portfolio	$516,259	$654,269	$516,259	$654,269
__________

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures, lender repurchases and sales.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 18 displays the composition of the Capital Markets group’s mortgage portfolio as of September 30, 2013 and December 31, 2012.
Table 18: Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	September 30,	December 31,
	2013	2012
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans:
Government insured or guaranteed	$39,941	$40,886
Conventional:
Long-term, fixed-rate	220,717	240,791
Intermediate-term, fixed-rate	8,964	10,460
Adjustable-rate	14,043	18,008
Total single-family conventional	243,724	269,259
Total single-family loans	283,665	310,145
Multifamily loans:
Government insured or guaranteed	289	312
Conventional:
Long-term, fixed-rate	2,828	3,245
Intermediate-term, fixed-rate	33,299	45,662
Adjustable-rate	8,324	12,344
Total multifamily conventional	44,451	61,251
Total multifamily loans	44,740	61,563
Total Capital Markets group’s mortgage loans	328,405	371,708
Capital Markets group’s mortgage-related securities:
Fannie Mae	137,240	183,964
Freddie Mac	8,828	11,274
Ginnie Mae	953	1,049
Alt-A private-label securities	11,494	17,079
Subprime private-label securities	12,595	15,093
CMBS	6,422	20,587
Mortgage revenue bonds	6,808	8,486
Other mortgage-related securities	3,514	3,814
Total Capital Markets group’s mortgage-related securities(2)	187,854	261,346
Total Capital Markets group’s mortgage portfolio	$516,259	$633,054
__________

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $191.6 billion and $269.9 billion as of September 30, 2013 and December 31, 2012, respectively.
The Capital Markets group’s mortgage portfolio decreased as of September 30, 2013 compared with December 31, 2012, primarily due to sales and liquidations, partially offset by purchases of delinquent loans from MBS trusts, as discussed below. Securitizations and sales activities increased in the first nine months of 2013 compared with the first nine months of 2012, primarily due to low interest rates and the implementation of changes to HARP in 2012.
We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to our senior preferred stock purchase agreement with Treasury. We purchased approximately 145,000 delinquent loans with an unpaid principal balance of $22.3 billion from our single-family MBS trusts in the first nine months of 2013. As of September 30, 2013, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent for four or more consecutive monthly payments was $2.4 billion.
As a result of purchasing these delinquent loans and our portfolio declining to meet the requirements of the senior preferred stock purchase agreement, an increasing portion of the Capital Markets group’s mortgage portfolio is comprised of nonperforming loans. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $213.8 billion or 41% of the Capital Markets group’s mortgage portfolio as of September 30, 2013, compared with $230.3 billion or 36% of the Capital Markets group’s mortgage portfolio as of December 31, 2012. This population includes loans that have been modified and classified as TDRs, of which $133.7 billion as of September 30, 2013 and $130.2 billion as of December 31, 2012 were TDRs on accrual status, as well as unmodified delinquent loans that are on nonaccrual status in our condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets as of the dates indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 19 displays a summary of our condensed consolidated balance sheets as of the dates indicated.
Table 19: Summary of Condensed Consolidated Balance Sheets

	As of
	September 30, 2013	December 31, 2012	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$71,084	$53,617	$17,467
Restricted cash	31,525	67,919	(36,394)
Investments in securities(1)	73,860	103,876	(30,016)
Mortgage loans:
Of Fannie Mae	314,224	355,936	(41,712)
Of consolidated trusts	2,744,125	2,652,265	91,860
Allowance for loan losses	(45,169)	(58,795)	13,626
Mortgage loans, net of allowance for loan losses	3,013,180	2,949,406	63,774
Deferred tax assets, net	48,256	—	48,256
Other assets(2)	43,317	47,604	(4,287)
Total assets	$3,281,222	$3,222,422	$58,800
Liabilities and equity
Debt:
Of Fannie Mae	$565,110	$615,864	$(50,754)
Of consolidated trusts	2,675,011	2,573,653	101,358
Other liabilities(3)	29,484	25,681	3,803
Total liabilities	3,269,605	3,215,198	54,407
Senior preferred stock	117,149	117,149	—
Other deficit(4)	(105,532)	(109,925)	4,393
Total equity	11,617	7,224	4,393
Total liabilities and equity	$3,281,222	$3,222,422	$58,800
__________

(1)
Includes $16.4 billion as of September 30, 2013 and $18.0 billion as of December 31, 2012 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 27: Cash and Other Investments Portfolio.”

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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash decreased as of September 30, 2013 compared with the balance as of December 31, 2012, resulting from a decrease in unscheduled payments received due to lower payoff volumes in September 2013 compared with December 2012.
Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Unrealized and realized gains and losses on trading securities are included as a component of “Fair value gains (losses), net” and unrealized gains and losses on available-for-sale securities are included in “Other comprehensive (loss) income” in our condensed consolidated statements of operations and comprehensive income. Realized gains and losses on available-for-sale securities are recognized when securities are sold in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income. We recognize the credit component of other-than-temporary impairments of debt securities we own and unrealized losses of debt securities we own and intend to sell before we recover such losses in “Net other-than-temporary impairments.” We recognize the noncredit component of other-than-temporary impairments in “Other comprehensive (loss) income” in our condensed consolidated statements of operations and comprehensive income for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.
Table 20 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated. We classify private-label securities as Alt-A, subprime, CMBS or manufactured housing if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).
Table 20: Summary of Mortgage-Related Securities at Fair Value

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$13,280	$16,683
Freddie Mac	9,427	12,173
Ginnie Mae	1,057	1,188
Alt-A private-label securities	8,894	12,405
Subprime private-label securities	8,376	8,766
CMBS	6,960	22,923
Mortgage revenue bonds	6,397	8,517
Other mortgage-related securities	3,073	3,271
Total	$57,464	$85,926
During the first nine months of 2013, we sold $18.1 billion of non-agency mortgage-related securities. See “Business Segment Results—Capital Markets Group Results—The Capital Markets Group’s Mortgage Portfolio” for additional information on the requirements that we reduce our retained mortgage portfolio.

See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of September 30, 2013 and December 31, 2012.
Mortgage Loans
The increase in mortgage loans, net of the allowance for loan losses, as of September 30, 2013 compared with the balance as of December 31, 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
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
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts as of September 30, 2013 compared with the balance as of December 31, 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs.
Stockholders’ Equity
Our net equity increased as of September 30, 2013 compared with December 31, 2012. See “Table 21: Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)” for details of the change in our net equity.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS
As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.
Table 21 summarizes changes in our stockholders’ equity reported in our GAAP condensed consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the nine months ended September 30, 2013. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 16, Fair Value.”

Table 21: Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the Nine Months Ended September 30, 2013
(Dollars in millions)
GAAP consolidated balance sheets:
Fannie Mae stockholders’ equity as of December 31, 2012(1)	$7,183
Total comprehensive income	78,210
Senior preferred stock dividend paid	(73,835)
Other	10
Fannie Mae stockholders’ equity as of September 30, 2013(1)	$11,568

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2012	$(66,492)
Senior preferred stock dividend paid	(73,835)
Senior preferred stock dividend payable(2)	(8,617)
Increase in deferred tax assets, net(3)	48,256
Change in estimated fair value of net assets excluding the senior preferred stock dividend paid, the senior preferred stock dividend payable and the increase in deferred tax assets	60,781
Increase in estimated fair value of net assets, net	26,585
Estimated fair value of net assets as of September 30, 2013	$(39,907)
__________

(1)
Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total equity” amount reported in our condensed consolidated balance sheets, which consists of “Total Fannie Mae stockholders’ equity” and “Noncontrolling interest.”

(2)
Represents the dividend payment we will pay Treasury in the fourth quarter of 2013 under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair value balance sheets, we present as a liability. Under the terms of the senior preferred stock purchase agreement, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve.

(3)
Represents an increase in the carrying value of our deferred tax assets, net as of September 30, 2013 compared with December 31, 2012, as we released the substantial majority of our valuation allowance against our deferred tax assets in the first quarter of 2013.

During the first nine months of 2013, the estimated fair value of our net assets (excluding the senior preferred stock dividend paid, the senior preferred stock dividend payable and the increase in deferred tax assets) increased by approximately $61 billion. This increase was primarily driven by an improvement in credit-related items due to overall improved housing market and economic conditions, including higher actual and expected home prices experienced in the first nine months of 2013, which lowered the expected losses on our guaranty book of business. We estimate that home prices increased by 9.2% in the first nine months of 2013. Changes in single-family home prices, regardless of magnitude, may cause volatility in our fair value measurements due to our $2.9 trillion single-family guaranty book of business.
The income from the interest spread between our mortgage assets and associated debt and derivatives during the first nine months of 2013 contributed to the increase in the estimated fair value of our net assets. In addition, the tightening of option-adjusted spreads during the first nine months of 2013 increased the estimated fair value of our portfolio, resulting in an increase in our net assets.
The increase in the estimated fair value of our net assets was partially offset by a decrease in the estimated fair value of our mortgage loans.  This reflects the change in the fair value of our loan portfolio that is associated with recent increases in the guaranty fees that we charge in the GSE securitization market.  As the guaranty fees we charge in the GSE securitization market increase, the fair value of our mortgage loans that are held in our portfolio will decrease because the current market rate of compensation for exposure to credit risk is now higher than the compensation that we are receiving for exposure to credit risk on the loans that are held in our mortgage portfolio.

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
Supplemental Non-GAAP Consolidated Fair Value Balance Sheets
We display our non-GAAP fair value balance sheets as of the dates indicated in Table 22.

Table 22: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of September 30, 2013						As of December 31, 2012
	GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value		GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$62,309		$—		$62,309		$89,036		$—		$89,036
Federal funds sold and securities purchased under agreements to resell or similar arrangements	40,300		—		40,300		32,500		—		32,500
Trading securities	32,860		—		32,860		40,695		—		40,695
Available-for-sale securities	41,000		—		41,000		63,181		—		63,181
Mortgage loans:
Mortgage loans held for sale	998		27		1,025		464		11		475
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	271,923		(14,560)		257,363		305,025		(33,837)		271,188
Of consolidated trusts	2,740,259		14,186	(2)	2,754,445	(3)	2,643,917		118,511	(2)	2,762,428	(3)
Total mortgage loans	3,013,180		(347)		3,012,833	(4)	2,949,406		84,685		3,034,091	(4)
Advances to lenders	3,633		(35)		3,598	(5)(6)	7,592		(84)		7,508	(5)(6)
Derivative assets at fair value	2,019		—		2,019	(5)(6)	435		—		435	(5)(6)
Guaranty assets and buy-ups, net	271		413		684	(5)(6)	327		365		692	(5)(6)
Total financial assets	3,195,572		31		3,195,603	(7)	3,183,172		84,966		3,268,138	(7)
Credit enhancements	526		712		1,238	(5)(6)	488		997		1,485	(5)(6)
Deferred tax assets, net	48,256		—		48,256	(8)	—		—		—
Other assets	36,868		(221)		36,647	(5)(6)	38,762		(244)		38,518	(5)(6)
Total assets	$3,281,222		$522		$3,281,744		$3,222,422		$85,719		$3,308,141

Liabilities:
Short-term debt:
Of Fannie Mae	$77,813		$17		$77,830		$105,233		$20		$105,253
Of consolidated trusts	2,297		—		2,297		3,483		—		3,483
Long-term debt:
Of Fannie Mae	487,297	(9)	11,711		499,008		510,631	(9)	24,941		535,572
Of consolidated trusts	2,672,714	(9)	31,524	(2)	2,704,238		2,570,170	(9)	131,009	(2)	2,701,179
Derivative liabilities at fair value	2,361		—		2,361	(10)(11)	705		—		705	(10)(11)
Guaranty obligations	502		1,970		2,472	(10)(11)	599		2,514		3,113	(10)(11)
Total financial liabilities	3,242,984		45,222		3,288,206	(7)	3,190,821		158,484		3,349,305	(7)
Senior preferred stock dividend payable	—		8,617		8,617	(12)	—		—		—
Other liabilities	26,621		(1,842)		24,779	(10)(11)	24,377		910		25,287	(10)(11)(13)
Total liabilities	3,269,605		51,997		3,321,602		3,215,198		159,394		3,374,592
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(14)	117,149		—		117,149		117,149		—		117,149
Preferred	19,130		(14,925)		4,205		19,130		(17,938)		1,192
Common	(124,711)		(36,550)		(161,261)	(15)	(129,096)		(55,737)		(184,833)
Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$11,568		$(51,475)		$(39,907)		$7,183		$(73,675)		$(66,492)
Noncontrolling interest	49		—		49		41		—		41
Total equity (deficit)	11,617		(51,475)		(39,858)		7,224		(73,675)		(66,451)
Total liabilities and equity (deficit)	$3,281,222		$522		$3,281,744		$3,222,422		$85,719		$3,308,141

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

(3)
Includes certain mortgage loans that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $13.9 billion and $10.8 billion as of September 30, 2013 and December 31, 2012, respectively.

(4)
Performing loans had a fair value and an unpaid principal balance of $2.9 trillion as of September 30, 2013, compared with a fair value of $2.9 trillion and an unpaid principal balance of $2.8 trillion as of December 31, 2012. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $103.1 billion and an unpaid principal balance of $152.7 billion as of September 30, 2013, compared with a fair value of $112.3 billion and an unpaid principal balance of $189.9 billion as of December 31, 2012. See “Note 16, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)
The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)
“Other assets” include the following GAAP condensed consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP condensed consolidated balance sheets totaled $20.1 billion and $19.7 billion as of September 30, 2013 and December 31, 2012, respectively. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $6.4 billion and $8.8 billion as of September 30, 2013 and December 31, 2012, respectively.

(7)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 16, Fair Value.”

(8)	The amount included in “estimated fair value” of deferred tax assets, net represents the GAAP carrying value and does not reflect fair value.

(9)
Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $15.1 billion and $12.4 billion as of September 30, 2013 and December 31, 2012, respectively.

(10)
The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(11)
“Other liabilities” include accrued interest payable in our GAAP condensed consolidated balance sheets. The carrying value of this item in our GAAP condensed consolidated balance sheets totaled $10.8 billion and $11.3 billion as of September 30, 2013 and December 31, 2012, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $2.9 billion and $1.3 billion as of September 30, 2013 and December 31, 2012.

(12)	Represents the dividend payment we will pay to Treasury under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair balance sheets, we present as a liability.

(13)
Includes the estimated fair value of our liability to Treasury for TCCA-related guaranty fee payments over the expected life of the loans. As of September 30, 2013, the estimated fair value of TCCA-related guaranty fee payments is included in the line item “Mortgage loans held for investment—Of consolidated trusts.”

(14)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

(15)	Includes the dividend payment we will pay to Treasury under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair value balance sheets, we present as a liability.

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
Fannie Mae Debt Funding Activity
Table 23 displays the activity in debt of Fannie Mae for the periods indicated. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 23: Activity in Debt of Fannie Mae

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$50,759	$81,621	$182,624	$181,226
Weighted-average interest rate	0.07%	0.12%	0.11%	0.12%
Long-term:
Amount	$24,164	$66,205	$125,461	$191,150
Weighted-average interest rate	1.18%	1.10%	1.05%	1.26%
Total issued:
Amount	$74,923	$147,826	$308,085	$372,376
Weighted-average interest rate	0.43%	0.56%	0.49%	0.70%
Paid off during the period:(1)
Short-term:
Amount	$75,755	$69,619	$210,015	$222,937
Weighted-average interest rate	0.11%	0.10%	0.13%	0.11%
Long-term:
Amount	$37,551	$86,116	$149,511	$232,351
Weighted-average interest rate	1.52%	1.57%	1.82%	2.19%
Total paid off:
Amount	$113,306	$155,735	$359,526	$455,288
Weighted-average interest rate	0.58%	0.91%	0.83%	1.17%
__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Debt issuances decreased during the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 primarily due to lower funding needs as our retained mortgage portfolio decreased. Redemptions of callable debt decreased during the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 due to increased interest rates.
We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations. For more information on GSE reform, see “Legislative and Regulatory Developments—GSE Reform” in this report, in our Second Quarter 2013 Form 10-Q and in our 2012 Form 10-K, and in “Risk Factors” in our 2012 Form 10-K.
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
Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt was 14% as of September 30, 2013 and 17% as of December 31, 2012. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.09% as of September 30, 2013 from 2.25% as of December 31, 2012.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $780.0 billion in 2013. As of September 30, 2013, our aggregate indebtedness totaled $570.1 billion, which was $209.9 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 24 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 24: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	September 30, 2013			December 31, 2012
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Short-term debt:
Fixed-rate:
Discount notes	—	$77,470	0.11%	—	$104,730	0.15%
Foreign exchange discount notes	—	343	1.41	—	503	1.61
Total short-term debt of Fannie Mae(2)		77,813	0.12		105,233	0.16
Debt of consolidated trusts	—	2,297	0.10	—	3,483	0.15
Total short-term debt		$80,110	0.11%		$108,716	0.16%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2013 - 2030	$223,724	2.46%	2013 - 2030	$251,768	2.59%
Medium-term notes(3)	2013 - 2023	174,741	1.24	2013 - 2022	172,288	1.35
Foreign exchange notes and bonds	2021 - 2028	691	5.28	2021 - 2028	694	5.44
Other(4)(5)	2013 - 2038	39,082	4.95	2013 - 2038	40,819	4.99
Total senior fixed		438,238	2.20		465,569	2.35
Senior floating:
Medium-term notes(3)	2013 - 2019	43,895	0.21	2013 - 2019	38,633	0.27
Other(4)(5)	2020 - 2037	289	7.83	2020 - 2037	365	8.22
Total senior floating		44,184	0.26		38,998	0.33
Subordinated fixed:
Qualifying subordinated	2014	1,168	5.27	2013 - 2014	2,522	5.00
Subordinated debentures(6)	2019	3,427	9.92	2019	3,197	9.92
Total subordinated fixed		4,595	8.74		5,719	7.75
Secured borrowings(7)	2021 - 2022	280	1.86	2021 - 2022	345	1.87
Total long-term debt of Fannie Mae(8)		487,297	2.09		510,631	2.25
Debt of consolidated trusts(5)	2013 - 2053	2,672,714	3.21	2013 - 2052	2,570,170	3.36
Total long-term debt		$3,160,011	3.03%		$3,080,801	3.18%
Outstanding callable debt of Fannie Mae(9)		$180,510	1.53%		$177,784	1.64%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $570.2 billion and $621.8 billion as of September 30, 2013 and December 31, 2012, respectively.

(2)
Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $25 million and $33 million as of September 30, 2013 and December 31, 2012, respectively.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)	Includes long-term debt that is not included in other debt categories.

(5)	Includes a portion of structured debt instruments that is reported at fair value.

(6)	Consists of subordinated debt with an interest deferral feature.

(7)	Represents remaining liability for transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(8)
Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $95.5 billion and $103.2 billion as of September 30, 2013 and December 31, 2012, respectively. Reported amounts also include a net unamortized discount, fair value adjustments and other cost basis adjustments of $5.1 billion and $6.0 billion as of September 30, 2013 and December 31, 2012, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $492.4 billion and $516.5 billion as of September 30, 2013 and December 31, 2012, respectively.

(9)
Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae
Table 25 displays the maturity profile, as of September 30, 2013, of our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption. Our outstanding debt maturing within one year, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 31% as of September 30, 2013 and 34% as of December 31, 2012. The weighted-average maturity of our outstanding debt that is maturing within one year was 143 days as of September 30, 2013, compared with 130 days as of December 31, 2012.
Table 25: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
_________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments of $250 million as of September 30, 2013. Excludes debt of consolidated trusts maturing within one year of $3.8 billion as of September 30, 2013.

Table 26 displays the maturity profile, as of September 30, 2013, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 59 months as of September 30, 2013 and approximately 61 months as of December 31, 2012.

Table 26: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
_________

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $4.9 billion as of September 30, 2013. Excludes debt of consolidated trusts of $2.7 trillion as of September 30, 2013.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Cash and Other Investments Portfolio
Our cash and other investments portfolio increased from December 31, 2012 to September 30, 2013. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.
Table 27 displays information on the composition of our cash and other investments portfolio as of the dates indicated.
Table 27: Cash and Other Investments Portfolio

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Cash and cash equivalents	$30,784	$21,117
Federal funds sold and securities purchased under agreements to resell or similar arrangements	40,300	32,500
U.S. Treasury securities(1)	16,396	17,950
Total cash and other investments	$87,480	$71,567
__________

(1)
As of September 30, 2013, we held no U.S. Treasury securities that had a maturity at the date of acquisition of three months or less and would therefore be recognized in cash and cash equivalents. As of December 31, 2012, this balance excludes $1.1 billion of U.S. Treasury securities, which are a component of cash equivalents.

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
While there have been no changes in our credit ratings from December 31, 2012 to October 31, 2013, on October 16, 2013, Fitch placed our long-term senior debt, short-term senior debt, and qualifying subordinated debt ratings on “Rating Watch Negative,” following a similar action on the debt ratings of the U.S. government. A rating being placed on Rating Watch is typically event-driven and indicates there is a heightened probability of a rating change. Fitch noted that it placed our long-term debt, short-term debt, and qualifying subordinated debt on “Rating Watch Negative” due to our direct financial support from the U.S. government.
Table 28 displays the credit ratings issued by the three major credit rating agencies as of October 30, 2013.
Table 28: Fannie Mae Credit Ratings

As of October 30, 2013
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Stable	Stable	Rating Watch Negative
	(for Long Term Senior Debt)	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for Long Term Senior Debt, Short Term Senior Debt and Qualifying Subordinated Debt)
Cash Flows
Nine Months Ended September 30, 2013. Cash and cash equivalents increased from December 31, 2012 by $9.7 billion to $30.8 billion as of September 30, 2013. This increase in the balance reflected higher liquidity needs due to our expectation that we will make a significant dividend payment to Treasury as a result of our continued strong financial performance during 2013. For the first nine months of 2013, net cash from operating activities totaled $11.5 billion. Net cash generated from investing activities totaled $383.3 billion, resulting primarily from proceeds received from repayments of loans held for investment. These proceeds were partially offset by cash used in the purchase of loans held for investment and advances to lenders. The net cash inflows generated in our investing and operating activities were largely offset by net cash used in financing activities of $385.1 billion. Net cash used in financing activities was primarily driven by debt redemptions in excess of proceeds received from the issuance of debt and by our dividend payments made to Treasury under the senior preferred stock purchase agreement. For the dividend payments to Treasury in the first nine months of 2013, we primarily used funds received from loan repayments and the issuance of debt securities.
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
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $136.0 billion as of September 30, 2013 and $141.2 billion as of December 31, 2012.

Under the terms of the senior preferred stock purchase agreement, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $8.6 billion by December 31, 2013.
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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2013. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of September 30, 2013, in some future periods we could have a net worth deficit and in such case would be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. The amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion as of September 30, 2013.
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except in limited circumstances. The limited circumstances under which Treasury’s funding commitment will terminate and under which we can pay down the liquidation preference of the senior preferred stock are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2012 Form 10-K.
Dividends
Our third quarter 2013 dividend of $10.2 billion was declared by FHFA and subsequently paid by us on September 30, 2013. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The applicable capital reserve amount will be $3.0 billion for 2013 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock purchase agreement with Treasury, we expect to pay Treasury a dividend for the fourth quarter of 2013 of $8.6 billion by December 31, 2013. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock.
See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2012 Form 10-K for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $46.1 billion as of September 30, 2013 and $53.1 billion as of December 31, 2012.
We also provide assistance to housing finance agencies under the temporary credit and liquidity facilities programs in which Treasury has purchased participation interests. For a description of these programs, see “MD&A—Off-Balance Sheet Arrangements—Treasury Housing Finance Agency Initiative” in our 2012 Form 10-K.

RISK MANAGEMENT
Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively monitor and manage these risks by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities. In addition to these financial risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Legislative and Regulatory Developments—GSE Reform” in this report, in our Second Quarter 2013 Form 10-Q and in our 2012 Form 10-K and in “Risk Factors” in our 2012 Form 10-K. This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could affect our ability to retain and hire qualified employees. We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including model, legal, regulatory, compliance, reputational, strategic and execution risks. These risks may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions.
In this section we provide an update on our management of our major risk categories. For a more complete discussion of the financial risks we face and how we manage credit risk, market risk and operational risk, see “MD&A—Risk Management” in our 2012 Form 10-K and “Risk Factors” in this report and our 2012 Form 10-K.
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
Mortgage Credit Book of Business
Table 29 displays the composition of our mortgage credit book of business as of the dates indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of September 30, 2013 and December 31, 2012.

Table 29: Composition of Mortgage Credit Book of Business(1)

	As of September 30, 2013			As of December 31, 2012
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,849,252	$186,535	$3,035,787	$2,797,909	$188,418	$2,986,327
Unconsolidated Fannie Mae MBS, held by third parties(3)	13,017	1,341	14,358	15,391	1,524	16,915
Other credit guarantees(4)	15,912	15,815	31,727	19,977	16,238	36,215
Guaranty book of business	$2,878,181	$203,691	$3,081,872	$2,833,277	$206,180	$3,039,457
Agency mortgage-related securities(5)	9,749	32	9,781	12,294	32	12,326
Other mortgage-related securities(6)	28,436	12,429	40,865	37,524	27,535	65,059
Mortgage credit book of business	$2,916,366	$216,152	$3,132,518	$2,883,095	$233,747	$3,116,842
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,814,117	$201,906	$3,016,023	$2,764,903	$204,112	$2,969,015
Government Guaranty Book of Business(8)	$64,064	$1,785	$65,849	$68,374	$2,068	$70,442
__________

(1)	Based on unpaid principal balance.

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
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of September 30, 2013 and December 31, 2012. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2012 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These approaches may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related income (expense) and credit losses in “Consolidated Results of Operations—Credit-Related Income.”
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
The single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business. We believe we have limited credit exposure on our government loans, the majority of which are reverse mortgage loans insured by the federal government through FHA. The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $48.6 billion as of September 30, 2013 and $50.2 billion as of December 31, 2012.
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
Performance for the random sample is measured using a significant findings rate, which represents the proportion of loans in the sample population with underwriting defects. The significant findings rate does not necessarily indicate how well the loans will ultimately perform or the extent to which the loans will become subject to repurchase requests. Instead, we use it to estimate the percentage of loans we acquired that may have had a significant error in the underwriting process. Based on these reviews, we believe that over the last three years the percentage of loans we acquired that have underwriting defects has been significantly reduced.
Beginning with loans delivered in 2013, and in conjunction with our new representations and warranties framework, we have changed the way we review loan files in order to provide lenders with better and earlier feedback on underwriting defects. Our new framework, which is part of FHFA’s seller-servicer contract harmonization initiative, seeks to provide lenders a higher degree of certainty and clarity regarding their repurchase exposure and liability on future deliveries, as well as consistency around repurchase timelines and remedies. As a result of this new framework, we have made changes in our quality control process that move the primary focus of our quality control reviews from the time a loan defaults to shortly after the time the loan is delivered to us. We will also take advantage of recent advancements in tools and data-gathering. Because of these changes, the significant findings rate that we will begin to report in 2014, for 2013 deliveries, will not be comparable to prior period reporting. We expect to report our significant findings rate under the new representations and warranties framework beginning in 2014.
Single-Family Portfolio Diversification and Monitoring
Diversification within our single-family mortgage credit book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing and our eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. For additional information on the key loan attributes, see “MD&A—Risk Management” in our 2012 Form 10-K.
Table 30 displays our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2013	2012	2013	2012	September 30, 2013	December 31, 2012
Original LTV ratio:(5)
<= 60%	20%	24%	23%	26%	23%	23%
60.01% to 70%	13	14	14	14	15	15
70.01% to 80%	36	34	34	35	37	39
80.01% to 90%(6)	11	9	10	9	10	10
90.01% to 100%(6)	14	8	11	8	10	10
100.01% to 125%(6)	4	6	5	5	3	2
Greater than 125%(6)	2	5	3	3	2	1
Total	100%	100%	100%	100%	100%	100%
Weighted-average	76%	77%	75%	74%	74%	73%
Average loan amount	$202,769	$216,658	$206,633	$214,047	$160,089	$157,512
Estimated mark-to-market LTV ratio:(7)
<= 60%					37%	28%
60.01% to 70%					20	15
70.01% to 80%					19	22
80.01% to 90%					10	13
90.01% to 100%					6	9
100.01% to 125%					5	8
Greater than 125%					3	5
Total					100%	100%
Weighted-average					67%	75%
Product type:
Fixed-rate:(8)
Long-term	76%	75%	76%	74%	72%	72%
Intermediate-term	21	22	22	23	18	17
Interest-only	*	*	*	*	1	1
Total fixed-rate	97	97	98	97	91	90
Adjustable-rate:
Interest-only	*	*	*	*	2	3
Other ARMs	3	3	2	3	7	7
Total adjustable-rate	3	3	2	3	9	10
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	98%	97%	98%	97%	97%
2-4 units	3	2	3	2	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	91%	90%	91%	91%	91%
Condo/Co-op	10	9	10	9	9	9
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2013	2012	2013	2012	September 30, 2013	December 31, 2012
Occupancy type:
Primary residence	86%	89%	87%	89%	88%	89%
Second/vacation home	4	4	4	4	5	4
Investor	10	7	9	7	7	7
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	1%	1%	1%	1%	3%	3%
620 to < 660	4	2	3	2	6	6
660 to < 700	11	7	9	7	12	12
700 to < 740	19	16	18	16	19	20
>= 740	65	74	69	74	60	59
Total	100%	100%	100%	100%	100%	100%
Weighted-average	750	761	754	761	744	742
Loan purpose:
Purchase	38%	24%	26%	21%	27%	28%
Cash-out refinance	14	13	15	15	22	24
Other refinance	48	63	59	64	51	48
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	14%	15%	14%	15%	15%	15%
Northeast	17	18	17	18	19	19
Southeast	21	19	20	19	22	23
Southwest	18	16	17	16	16	16
West	30	32	32	32	28	27
Total	100%	100%	100%	100%	100%	100%
Origination year:
< = 2004					10%	13%
2005					4	5
2006					4	5
2007					5	7
2008					3	5
2009					8	11
2010					10	13
2011					12	15
2012					26	26
2013					18	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of September 30, 2013 and December 31, 2012. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

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

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of September 30, 2013 and December 31, 2012. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “Risk Management—Credit Risk Management—Single Family Mortgage Credit Risk Management—Credit Profile Summary” in our 2012 Form 10-K for additional information on loan limits.

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

Credit Profile Summary
The single-family loans we purchased or guaranteed in the first nine months of 2013 have a strong credit profile with a weighted-average original LTV ratio of 75%, a weighted-average FICO credit score of 754, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. The average original LTV ratio of single-family loans we acquired in the first nine months of 2013, excluding HARP loans, was 70%, compared with 110% for HARP loans. The weighted-average FICO credit score of the single-family mortgage loans we acquired in the first nine months of 2013, excluding HARP loans, was 759, compared with 724 for HARP loans.
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
The increase in the weighted-average original LTV ratio of the single-family loans we acquired in the first nine months of 2013 compared with the first nine months of 2012 was due to acquisitions of home purchase mortgages with LTV ratios greater than 80% and acquisitions of refinancings of loans under HARP with LTV ratios greater than 80%. The home purchase mortgages with LTV ratios greater than 80% that we acquired in the first nine months of 2013 have otherwise strong credit profiles, with a weighted-average FICO score of 751.
The prolonged and severe decline in home prices from 2006 through the first quarter of 2012 resulted in an increase in the overall estimated weighted-average mark-to-market LTV ratio of our single-family conventional guaranty book of business. If home prices were to decline, more loans would have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default. However, in the first nine months of 2013, as home prices continued to increase, the estimated weighted-average mark-to-market LTV ratio of our single-family conventional guaranty book of business decreased. As of September 30, 2013, the estimated weighted-average mark-to market LTV ratio of our single-family conventional guaranty book of business was 67% compared with 75% as of December 31, 2012 and 76% as of September 30, 2012. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 8% as of September 30, 2013 compared with 13% as of December 31, 2012 and 14% as of September 30, 2012.
For additional information on selected credit characteristics of our single-family loans by acquisition period, refer to “Executive Summary—Strengthening Our Book of Business—Credit Risk Profile.”
HARP and Refi Plus Loans
Since 2009, our acquisitions have included a significant number of loans that are refinancings of existing Fannie Mae loans under HARP, which was designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values. The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. We offer HARP under our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Refi Plus includes but is not limited to HARP, under which we allow our borrowers who have mortgage loans with current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Under HARP, we were previously authorized to acquire loans only if their current LTV ratios did not exceed 125% for fixed-rate loans or 105% for adjustable-rate mortgages. Changes to HARP implemented in the first half of 2012 extended refinancing flexibility to eligible borrowers with loans that have LTV ratios greater than 125% for fixed-rate loans, which made the benefits of HARP available to a greater number of borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans also have lower FICO credit scores and/or may provide less documentation than we would otherwise require. On April 11, 2013, FHFA announced the extension of the ending date for HARP to December 31, 2015.
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
Although mortgage rates remain low by historical standards, they have increased in recent months. As a result, the percentage of acquisitions that are refinanced loans, including loans acquired under our Refi Plus initiative, which includes HARP, has started to decline. HARP loans constituted approximately 14% of our total single-family acquisitions in the first nine months of 2013, compared with approximately 15% of our total single-family acquisitions in the first nine months of 2012.
We expect the volume of refinancings under HARP to decline, due to the increase in interest rates and a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing. Approximately 3% of our total single-family conventional business volume consisted of HARP refinanced loans with LTV ratios greater than 125% at the time of acquisition for the first nine months of 2013 and 2012.
Table 31 displays the serious delinquency rates and current mark-to-market LTV ratios as of September 30, 2013 of single-family loans we acquired under HARP and Refi Plus, compared with the other single-family loans we acquired since the beginning of 2009.
Table 31: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus

	As of September 30, 2013
	Percentage of New Book	Current Mark-to-Market LTV Ratio > 100%	FICO Credit Score at Origination(1)	Serious Delinquency Rate
HARP(2)	15%	25%	736	0.82%
Other Refi Plus(3)	11	*	750	0.31
Total Refi Plus	26	14	742	0.56
Non-Refi Plus(4)	74	*	762	0.23
Total new book of business(5)	100%	4%	757	0.32%
__________

*	Represents less than 0.5%.

(1)	In the case of refinancings, represents FICO credit score at the time of the refinancing.

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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. We have classified a mortgage loan as subprime if and only if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter® system. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $136.0 billion as of September 30, 2013, represented approximately 5.0% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $4.3 billion as of September 30, 2013, represented approximately 0.2% of our single-family conventional guaranty book of business.
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
Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Since the cost of foreclosure can be significant to both the borrower and Fannie Mae, to avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to accept a deed-in-lieu of foreclosure whereby the borrower voluntarily signs over the title to their property to the servicer or sells the home prior to foreclosure in a short sale. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales and, in the first nine months of 2013, we received net sales proceeds from our short sale transactions equal to 66% of the loans’ unpaid principal balance, compared with 60% in the first nine months of 2012.
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
Table 32: Delinquency Status of Single-Family Conventional Loans

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
Delinquency status:
30 to 59 days delinquent	1.62%	1.96%	2.12%
60 to 89 days delinquent	0.49	0.66	0.68
Seriously delinquent	2.55	3.29	3.41
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	74%	72%	73%
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. Our new single-family book of business represented 75% of our single-family guaranty book of business and had a serious delinquency rate of 0.32% as of September 30, 2013.
Although our serious delinquency rate has decreased, this rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure. High levels of foreclosures, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes have lengthened the time it takes to foreclose on a mortgage loan in many states. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last few years than it would have if the pace of foreclosures had been faster. We believe the slow pace of foreclosures will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense). Other factors such as the pace of loan modifications, changes in home prices, unemployment levels and other macroeconomic conditions also influence serious delinquency rates. We expect the number of our single-family loans in our book of business that are seriously delinquent to remain above pre-2008 levels for years.
Table 33 displays a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business. Serious delinquency rates vary by geographic region due to many factors including regional home prices, unemployment, economic conditions and state foreclosure timelines.

Table 33: Single-Family Serious Delinquency Rates

	As of
	September 30, 2013		December 31, 2012		September 30, 2012
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	2.17%	15%	2.92%	15%	3.05%
Northeast	19	4.00	19	4.40	19	4.32
Southeast	22	3.61	23	4.78	23	4.96
Southwest	16	1.30	16	1.76	16	1.85
West	28	1.57	27	2.28	27	2.46
Total single-family conventional loans	100%	2.55%	100%	3.29%	100%	3.41%
Single-family conventional loans:
Credit enhanced	15%	5.15%	14%	7.09%	14%	7.47%
Non-credit enhanced	85	2.14	86	2.70	86	2.77
Total single-family conventional loans	100%	2.55%	100%	3.29%	100%	3.41%
__________

(1)	See footnote 9 to “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.
While loans across our single-family guaranty book of business have been affected by the weak market conditions experienced in previous years, certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a disproportionate share of our credit losses. Also, as a result of the housing crisis, California, Florida, Arizona, Nevada and some states in the Midwest experienced more significant declines in home prices coupled with high unemployment rates.
Table 34 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics as of the dates indicated. The reported categories are not mutually exclusive.

Table 34: Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	September 30, 2013				December 31, 2012				September 30, 2012
	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)
	(Dollars in millions)
States:
Arizona	$67,372	2%	1.26%	74%	$65,277	2%	2.14%	88%	$65,400	2%	2.35%	92%
California	546,362	19	1.13	59	523,602	19	1.69	73	525,469	19	1.89	75
Florida	161,078	6	7.60	82	165,377	6	10.06	96	167,884	6	10.49	98
Nevada	26,940	1	4.70	90	27,206	1	6.70	117	27,577	1	6.97	123
Select Midwest states(2)	277,049	10	2.64	74	278,455	10	3.51	81	280,138	10	3.66	81
All other states	1,728,363	62	2.34	67	1,697,209	62	2.85	71	1,700,785	62	2.89	71
Product type:
Alt-A	136,012	5	9.70	84	155,469	6	11.36	96	162,157	6	11.61	97
Subprime	4,344	*	17.42	95	5,035	*	20.60	107	5,211	*	20.85	107
Vintages:
2005	105,819	4	7.51	79	139,204	5	7.79	90	152,578	6	7.54	91
2006	105,056	4	11.60	93	138,040	5	12.15	105	150,684	5	11.87	106
2007	146,071	5	12.48	95	195,308	7	12.99	107	214,460	8	12.66	108
2008	86,419	3	6.78	78	124,747	5	6.63	88	140,982	5	6.26	89
All other vintages	2,363,799	84	1.07	63	2,159,827	78	1.36	69	2,108,549	76	1.40	68
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	214,101	8	12.84	123	374,010	13	13.42	128	393,101	14	13.53	129
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	20,982	1	11.37	104	19,416	1	14.76	113	18,993	1	15.33	112
__________

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.
Loan Workout Metrics
Table 35 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed.

Table 35: Statistics on Single-Family Loan Workouts

	For the Nine Months Ended September 30,
	2013		2012
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$21,822	120,848	$23,214	123,700
Repayment plans and forbearances completed(1)	1,331	10,128	2,708	18,997
Total home retention strategies	23,153	130,976	25,922	142,697
Foreclosure alternatives:
Short sales	7,860	37,247	12,629	58,376
Deeds-in-lieu of foreclosure	1,917	11,681	1,904	11,172
Total foreclosure alternatives	9,777	48,928	14,533	69,548
Total loan workouts	$32,930	179,904	$40,455	212,245
Loan workouts as a percentage of single-family guaranty book of business(2)	1.53%	1.36%	1.90%	1.60%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.
The volume of home retention solutions completed in the first nine months of 2013 decreased compared with the first nine months of 2012, primarily due to a decline in the number of delinquent loans in the first nine months of 2013, compared with the first nine months of 2012.
During the first nine months of 2013, we initiated approximately 127,000 trial modifications, including Home Affordable Modification Program (“HAMP”) and non-HAMP modifications, compared with approximately 137,000 trial modifications during the first nine months of 2012. We also initiated other types of workouts, such as repayment plans and forbearances.
HAMP guidance directs servicers either to cancel or to convert trial modifications after three or four monthly payments, depending on the borrower’s circumstances. As of September 30, 2013, 58% of our HAMP trial modifications had been converted to permanent HAMP modifications since the inception of the program. The conversion rate for HAMP modifications since June 1, 2010, when servicers became required to perform a full verification of a borrower’s eligibility prior to offering a HAMP trial modification, was 88% as of September 30, 2013. The average length of a trial period for HAMP modifications initiated after June 1, 2010 was four months.
We continue to work with our servicers to implement our home retention and foreclosure prevention initiatives. Our approach to workouts continues to focus on the large number of borrowers facing financial hardships. Accordingly, the vast majority of loan modifications we have completed since 2009 have been concentrated on deferring or lowering the borrowers’ monthly mortgage payments to allow borrowers to work through their hardships. On March 27, 2013, FHFA announced that we and Freddie Mac would offer a new simplified loan modification solution. Under this streamlined modification initiative, beginning July 1, 2013, our servicers are required to offer loan modifications to eligible borrowers who are at least 90 days delinquent on their mortgages without requiring financial or hardship documentation. Eligible borrowers must demonstrate a willingness and ability to pay by making three on-time trial payments, after which the mortgage will be permanently modified.
On May 30, 2013, FHFA announced the extension of HAMP and the streamlined modification initiative to December 31, 2015; our role as program administrator for HAMP will be extended accordingly. FHFA’s announcement was aligned with the extension of the Making Home Affordable Program announced by Treasury and HUD. Previously, the deadline to apply for HAMP eligibility was scheduled for December 31, 2013, while the streamlined modification initiative was scheduled to end on August 1, 2015.
Table 36 displays the percentage of our single-family loan modifications completed during the first nine months of 2012, all of 2011 and the second half of 2010 that were current or paid off one year after modification, as well as the percentage of our loan modifications completed during the first nine months of 2011 and the second half of 2010 that were current or paid off two years after modification.
Table 36: Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

		2012		2011				2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
One Year Post-Modification
HAMP Modifications	82%	81%	79%	78%	78%	78%	77%	74%	74%
Non-HAMP Modifications	74	72	70	66	68	69	69	67	67
Total	76	75	73	71	72	75	74	69	70
Two Years Post-Modification
HAMP Modifications					76%	75%	74%	70%	69%
Non-HAMP Modifications					67	67	67	64	63
Total					71	73	71	65	65
__________

(1)	Excludes loans that were classified as subprime ARMs that were modified into fixed-rate mortgages. Modifications do not reflect loans currently in trial modifications.
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
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 37 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 37: Single-Family Foreclosed Properties

	For the Nine Months
	Ended September 30,
	2013	2012
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	105,666	118,528
Acquisitions by geographic area:(2)
Midwest	30,996	39,058
Northeast	9,825	9,390
Southeast	44,011	44,087
Southwest	14,718	22,475
West	12,626	18,357
Total properties acquired through foreclosure(1)	112,176	133,367
Dispositions of REO	(116,901)	(144,670)
End of period inventory of single-family foreclosed properties (REO)(1)	100,941	107,225
Carrying value of single-family foreclosed properties (dollars in millions)(3)	$10,036	$9,302
Single-family foreclosure rate(4)	0.85%	1.01%

__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 9 to “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The number of properties acquired through foreclosure declined in the first nine months of 2013 compared with the first nine months of 2012 due to a decline in the number of seriously delinquent loans in our single-family book of business. The pace of foreclosures, which has been affected by foreclosure process issues encountered by our servicers and changing legislative, regulatory and judicial requirements, caused a decline in the number of foreclosure acquisitions for the periods presented. Dispositions of foreclosed properties declined in the first nine months of 2013 compared with the first nine months of 2012 and may continue to decline in the future due to increases in home prices and interest rates, which may lead to less attractive purchasing opportunities for investors and potential home owners. Furthermore, during the third quarter of 2013, REO dispositions slowed due to overall market conditions, resulting in an increase in inventory of single-family foreclosed properties as compared with the second quarter of 2013.
We continue to manage our REO inventory to minimize costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory primarily due to occupancy and state or local redemption or confirmation periods, extending the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant.
Table 38 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.
Table 38: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	September 30, 2013	December 31, 2012
Available-for-sale	33%	28%
Offer accepted(1)	15	17
Appraisal stage(2)	16	10
Unable to market:
Occupied status(3)	11	14
Redemption status(4)	10	11
Properties being repaired	7	7
Rental property(5)	3	5
Other	5	8
Total unable to market	36	45
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are still occupied, and for which the eviction process is not yet complete.

(4)	Properties that are within the period during which state laws allow the former mortgagor and second lien holders to redeem the property.

(5)	Properties with a tenant living in the home under our tenant in place or deed for lease programs.

Multifamily Mortgage Credit Risk Management
The credit risk profile of our multifamily mortgage credit book of business is influenced by the structure of the financing, the type and location of the property, the condition and value of the property, the financial strength of the borrower, market and sub-market trends and growth, the current and anticipated cash flows from the property, as well as the financial strength of the lender. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our credit-related income (expense) and credit losses in “Business Segment Results—Multifamily Business Results.”
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 90% of our multifamily guaranty book of business as of September 30, 2013 and 88% as of December 31, 2012.
We use various types of credit enhancement arrangements for our multifamily loans including lender risk-sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement on multifamily loans is lender risk sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways: (1) they bear losses up to the first 5% of the unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they share up to one-third of the credit losses on an equal basis with us. Non-DUS lenders typically share or absorb credit losses based on a negotiated percentage of the loan or the pool balance.
Table 39 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender as of the dates indicated.
Table 39: Multifamily Lender Risk-Sharing

	As of
	September 30, 2013	December 31, 2012
Lender risk-sharing
DUS	78%	73%
Non-DUS negotiated	6	8
No recourse to the lender	16	19
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
Table 40 displays original LTV and DSCR metrics for our multifamily guaranty book of business as of the dates indicated.
Table 40: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
Weighted-average original LTV	66%	66%	66%
Original LTV greater than 80%	4	4	4
Original DSCR less than or equal to 1.10	7	8	8

Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan: at the loan, property, and portfolio levels. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 3% as of September 30, 2013 and 5% as of December 31, 2012.
Multifamily Problem Loan Management and Foreclosure Prevention
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
Multifamily Problem Loan Statistics
We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.
Table 41 displays a comparison of our multifamily serious delinquency rates for loans acquired through our DUS program versus loans not acquired through our DUS program.
Table 41: Multifamily Concentration Analysis

							Percentage of
							Multifamily
	As of						Credit Losses
	September 30, 2013		December 31, 2012		September 30, 2012		For the
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Nine Months Ended
							September 30,
							2013	2012(1)
DUS small balance loans(2)	8%	0.29%	8%	0.32%	8%	0.43%	3%	9%
DUS non small balance loans(3)	79	0.15	76	0.17	75	0.18	44	78
Non-DUS small balance loans(2)	6	0.63	7	1.02	7	0.93	15	15
Non-DUS non small balance loans(3)	7	0.13	9	0.21	10	0.42	38	(2)
Total multifamily loans	100%	0.18%	100%	0.24%	100%	0.28%	100%	100%
________

(1)	The percentage of credit losses may be negative in circumstances where recoveries of previously charged-off amounts exceeded the amount that we charged off.

(2)	Loans with original unpaid principal balances of up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(3)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.
The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans overall in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, not acquired through our DUS program, continue to represent a disproportionately large share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur. These loans were mainly acquired in 2007 and 2008.
REO Management
Foreclosure and REO activity affect the level of our credit losses. Table 42 displays our held for sale multifamily REO activity for the periods indicated.
Table 42: Multifamily Foreclosed Properties

	For the Nine
	Months Ended
	September 30,
	2013	2012
Multifamily foreclosed properties held for sale (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	128	260
Total properties acquired through foreclosure	79	138
Transfers to (from) held for sale(1)	43	(66)
Dispositions of REO	(92)	(165)
End of period inventory of multifamily foreclosed properties (REO)	158	167
Carrying value of multifamily foreclosed properties (dollars in millions)	$707	$278
________

(1)	Represents the transfer of properties between held for use and held for sale. Held-for-use properties are reported in our condensed consolidated balance sheets as a component of “Other assets.”
The decrease in our multifamily properties acquired through foreclosure reflects the stability of national multifamily market fundamentals in the first nine months of 2013. The increase in carrying value of multifamily foreclosed properties in the first nine months of 2013 is due to properties with higher values being reclassified from held for use to held for sale.
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
See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our 2012 10-K and “Risk Factors” in this report and our 2012 Form 10-K for additional information about our institutional counterparties, including counterparty risk we face from mortgage originators and investors, from debt security and mortgage dealers, and from document custodians.
Mortgage Sellers/Servicers
One of our primary exposures to institutional counterparty risk is with mortgage sellers/servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, as well as mortgage sellers/servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances. We rely on mortgage sellers/servicers to meet our servicing standards and fulfill their servicing and repurchase obligations.
Our business with our mortgage sellers/servicers remains concentrated. However, we continue to see a drop in our concentration with our top sellers/servicers. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 50% of our single-family guaranty book of business as of September 30, 2013, compared with approximately 57% as of December 31, 2012. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 19% of our single-family guaranty book of business as of September 30, 2013, compared with approximately 18% as of December 31, 2012. As of September 30, 2013, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business. As of December 31, 2012, two additional mortgage servicers, Bank of America, N.A., and JPMorgan Chase Bank, N.A., with their affiliates, each serviced over 10% of our single-family guaranty book of business. In addition, Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of September 30, 2013 and December 31, 2012.

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
Mortgage sellers/servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller/servicer, or a number of mortgage sellers/servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expenses, and have a material adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have a material adverse effect on our results of operations or financial condition. As of September 30, 2013, in estimating our allowance for loan losses, we assumed no benefit from repurchase demands due to us from mortgage sellers/servicers that, in our view, lacked the financial capacity to honor their contractual obligations.
On June 28, 2013, we entered into an agreement (the “resolution agreement”) with CitiMortgage, which resolved certain repurchase requests arising from breaches of selling representations and warranties on specified single-family loans delivered to us by CitiMortgage prior to February 28, 2013 that were originated between January 1, 2000 and December 31, 2012. Under the resolution agreement, CitiMortgage paid us $968 million, subject to adjustment and reconciliation. CitiMortgage continues to be responsible for certain payments and related obligations with respect to mortgage insurance rescissions, cancellations and denials on the loans covered by the resolution agreement. CitiMortgage will also continue to be responsible for its repurchase obligations arising out of specified excluded defects (for example, certain violations of our Charter Act) and its servicing, third-party indemnification and recourse obligations with respect to loans covered by the agreement. All of these obligations are in addition to the payment described above. The resolution agreement resolved substantially all of our outstanding repurchase requests with CitiMortgage.
On October 25, 2013, we entered into an agreement (the “resolution agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) to resolve certain repurchase requests arising from breaches of selling representations and warranties. The resolution agreement primarily resolved our outstanding and expected future repurchase requests arising from breaches of selling representations and warranties on specified single-family loans delivered to us by JPMorgan Chase that were originated between January 1, 2000 and December 31, 2008 as well as representations and warranties relating to loans underlying a private-label security that we guaranteed. As a result, JPMorgan Chase will make a cash payment to us of $670 million in the fourth quarter of 2013, subject to adjustment and reconciliation in accordance with the resolution agreement, and be released from repurchase liability for these loans, with certain exceptions. It will remain obligated for certain other contractual responsibilities under the resolution agreement.
Table 43 displays repurchase request activity, measured by unpaid principal balance, during the first nine months of 2013 and 2012. The dollar amounts of our outstanding repurchase requests provided below are based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loan. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until we receive the missing documents and loan files and a full underwriting review is completed.

Table 43: Repurchase Request Activity

	For the Nine Months Ended September 30,
	2013		2012
	(Dollars in millions)
Beginning outstanding repurchase requests	$16,013		$10,400
Issuances	15,103		19,420
Collections	(15,637)	(1)	(6,725)
Other resolutions(2)	(11,973)	(1)	(6,086)
Total successfully resolved	(27,610)		(12,811)
Cancellations	(548)		(765)
Ending outstanding repurchase requests	$2,958	(3)	$16,244
__________

(1)
Includes the impact of our January 6, 2013 resolution agreement with Bank of America, which addressed $11.3 billion of the total outstanding repurchase request balance as of December 31, 2012. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our 2012 Form 10-K for additional information. Also includes the impact of our June 28, 2013 resolution agreement with CitiMortgage, which addressed approximately $739 million of the total outstanding repurchase request balance that was outstanding before the resolution agreement.

(2)
Primarily includes repurchase requests that were successfully resolved through negotiated settlements and the lender taking corrective action with or without a pricing adjustment. Also includes resolutions that were included in bulk indemnification and/or repurchase agreements with a mortgage seller/servicer.

(3)	Excludes the impact of our resolution agreements that occurred subsequent to September 30, 2013.
The increase in “Total successfully resolved” activity during the first nine months of 2013 compared with the first nine months of 2012 was primarily due to the execution of repurchase resolution agreements with Bank of America and CitiMortgage. This reflects our continued effort in pursuing reimbursement for loss and other remedies on breaches of selling representations and warranties on delivered loans. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our First Quarter 2013 Form 10-Q and in our 2012 Form 10-K for additional information on our January 2013 resolution agreement with Bank of America.
As of September 30, 2013, less than 0.25% of the loans in our new single-family book of business, which were acquired between 2009 and 2012, have been subject to a repurchase request, compared with approximately 3.6% of the single-family loans acquired between 2005 and 2008. As part of the 2013 conservatorship scorecard, FHFA set a goal for us to complete our demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. As of September 30, 2013, we have completed loan reviews for potential underwriting defects on approximately 94% of the loans we acquired between 2005 and 2008 through our standard whole loan and MBS acquisitions that we currently intend to review. We expect to complete our review of the remaining population by the end of 2013. We plan to issue repurchase requests as and when appropriate, and lenders will continue to be responsible for their contractual obligations related to these loans.

Table 44 displays our outstanding repurchase requests issued to our top five mortgage sellers/servicers based on the unpaid principal balance of the loans underlying repurchase requests as of December 31, 2012. Table 44 also displays these mortgage sellers/servicers’ outstanding repurchase requests issued as of September 30, 2013. In addition, Table 44 displays the mortgage sellers’/servicers’ balance and percentage of our repurchase requests to that mortgage seller/servicer that were over 120 days outstanding, and the mortgage sellers’/servicers’ repurchase requests outstanding over 120 days as a percentage of our total repurchase requests outstanding over 120 days, as of September 30, 2013 and December 31, 2012.
Table 44: Outstanding Repurchase Requests(1)

	Outstanding Repurchase Requests as of
	September 30, 2013				December 31, 2012
	Total Outstanding Balance(3)	Over 120 Days(2)			Total Outstanding Balance(3)	Over 120 Days(2)
		Balance(3)%		% of Total		Balance(3)%		% of Total
	(Dollars in millions)
Mortgage Seller/Servicer Counterparty:
Wells Fargo Bank, N.A.(4)	$829	$416	50%	42%	$758	$358	47%	3%
JPMorgan Chase Bank, N.A.(6)	482	52	11	5	688	173	25	2
SunTrust Bank, Inc.(4)(6)	195	32	16	3	494	224	45	2
Bank of America, N.A.	159	114	72	12	11,735	9,163	78	84
CitiMortgage, Inc.(4)(5)	11	3	27	*	909	284	31	3
Other(4)(6)	1,282	374	29	38	1,429	724	51	6
Total	$2,958	$991		100%	$16,013	$10,926		100%
__________

*	Represents less than 0.5% of total balance over 120 days.

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

(5)	Due to the resolution agreement in the second quarter of 2013, CitiMortgage is no longer in our top five mortgage sellers/ servicers by outstanding repurchase requests as of September 30, 2013.

(6)	Subsequent to September 30, 2013, we entered into resolution agreements with JPMorgan Chase and SunTrust as well as other smaller single-family counterparties.
We continue to aggressively pursue our contractual rights associated with outstanding repurchase requests, and we continue to enter into resolution agreements with mortgage seller/servicers to resolve outstanding amounts owed. Failure by a mortgage seller/servicer to repurchase a loan or to otherwise make us whole for our losses may result in the imposition of certain sanctions including, but not limited to:

•	requiring the posting of collateral,

•	denying transfer of servicing requests or denying pledged servicing requests,

•	modifying or suspending any contract or agreement with a lender, or

•	suspending or terminating a lender or imposing some other formal sanction on a lender.
If we are unable to resolve these matters to our satisfaction, we may seek additional remedies. If we are unable to resolve our repurchase requests, either through collection or additional remedies, we will not recover the losses we have recognized on the associated loans.
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
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancement on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 45 displays our risk in force for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties as of September 30, 2013 and December 31, 2012. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of September 30, 2013 and December 31, 2012. See “Risk Management—Credit Risk Management—Institutional Counterparty Risk Management—Mortgage Insurers” in our 2012 Form 10-K for a discussion of the credit ratings of our mortgage insurers.
Table 45: Mortgage Insurance Coverage

	Risk in Force(1)				Insurance in Force(2)
				As of				As of
	As of September 30, 2013			December 31,	As of September 30, 2013			December 31,
	Primary	Pool	Total	2012	Primary	Pool	Total	2012
	(Dollars in millions)
Counterparty:(3)
Radian Guaranty, Inc.	$21,287	$90	$21,377	$18,126	$85,325	$706	$86,031	$73,746
United Guaranty Residential Insurance Co.	20,723	65	20,788	17,182	82,101	257	82,358	69,185
Mortgage Guaranty Insurance Corp.	20,330	277	20,607	20,089	79,682	2,054	81,736	82,346
Genworth Mortgage Insurance Corp.	14,259	13	14,272	13,626	57,228	125	57,353	54,764
PMI Mortgage Insurance Co.(4)	7,399	54	7,453	8,901	29,762	686	30,448	36,743
Republic Mortgage Insurance Co.(4)	5,817	202	6,019	7,142	22,931	2,168	25,099	30,402
Essent Guaranty, Inc.	3,758	—	3,758	1,724	15,378	—	15,378	7,148
CMG Mortgage Insurance Co.(5)	2,775	—	2,775	2,340	11,530	—	11,530	9,823
Triad Guaranty Insurance Corp.(4)	1,761	228	1,989	2,368	6,543	1,459	8,002	9,895
National Mortgage Insurance Corp.	—	93	93	—	1	5,150	5,151	—
Others	180	—	180	197	1,034	—	1,034	1,118
Total	$98,289	$1,022	$99,311	$91,695	$391,515	$12,605	$404,120	$375,170
Total as a percentage of single-family guaranty book of business			3%	3%			14%	13%
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
Although the financial condition of some of our primary mortgage insurer counterparties continues to improve, there is still significant risk that our primary mortgage insurer counterparties will fail to fulfill their obligations to pay our claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, or if we have already made that determination and our estimate of the shortfall increases, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.
PMI Mortgage Insurance Co. (“PMI”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Corporation (“Triad”) are under various forms of supervised control by their state regulators and are in run-off. These three mortgage insurers provided a combined $15.5 billion, or 16%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2013. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies.
The payment of claims by PMI and RMIC have been partially deferred pursuant to orders from their state regulators. State regulators could take additional corrective actions against these entities. PMI is now paying 55% of all valid claims and deferring 45% of policyholder claims. This is an increase from the 50% it paid prior to the second quarter of 2013 and is retroactive for all claims previously paid at 50%. It is uncertain when, or if, PMI or RMIC will be permitted to begin paying deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. In October 2013, a court approved a petition by Triad’s regulator for a new plan of rehabilitation that will increase the amount of cash Triad pays on policyholder claims from 60% to 75%, as well as pay 37.5% of Triad’s outstanding deferred payment obligations (bringing payment on those claims to 75%). The new plan provides that these payments will constitute payment in full by Triad and it will no longer be obligated to pay policyholders more than 75% on claims, except in specified limited circumstances.
While our remaining mortgage insurers have continued to pay claims owed to us in full, there is still the risk that they will be unable to do so given their current financial condition.
Genworth Mortgage Insurance Corporation (“Genworth”) had been operating pursuant to waivers of state regulatory capital requirements applicable to its main insurance writing entity, as its capital had fallen below applicable state regulatory capital requirements. Genworth subsequently announced that, as of June 30, 2013, its risk-to-capital ratio met the regulatory capital requirements of all or most jurisdictions where it conducts business. We previously approved a subsidiary of Genworth to write new insurance in certain states where Genworth was unable to obtain a waiver of the state regulatory capital requirement.
Mortgage Guaranty Insurance Corporation (“MGIC”) and Radian Guaranty, Inc. (“Radian”) disclosed that they received additional capital contributions in March 2013 to supplement their capital positions. As of September 30, 2013, MGIC announced that it expects to meet the capital requirements where it conducts business. Radian met the capital requirements where it conducts business as of June 30, 2013.
Some mortgage insurers have explored corporate restructurings designed to provide relief from risk-to-capital limits in certain states. We have approved several restructurings so that certain of our mortgage insurer counterparties or their subsidiaries could continue to write new business.
During the first quarter of 2013, we approved an application from National Mortgage Insurance Corporation (“NMI”), a new mortgage insurer, requesting eligibility to do business with us. On July 15, 2013, we executed an agreement with NMI to insure a pool of loans with an unpaid principal balance of over $5 billion as part of FHFA’s 2013 conservatorship scorecard objective to transfer $30 billion in single-family risk to other entities. The coverage was effective as of September 1, 2013.
The number of mortgage loans for which our mortgage insurer counterparties have rescinded coverage decreased but remained high during the first nine months of 2013. In those cases where the mortgage insurer has rescinded coverage, we require the mortgage seller/servicer to repurchase the loan or indemnify us against loss. The table below displays cumulative rescission rates as of September 30, 2013 by the period in which the claim was filed and also displays the percentage of claims resolved by the period in which the claims were filed. We do not present information for claims filed in the most recent two quarters to allow sufficient time for a substantial percentage of the claims filed to be resolved.
Table 46: Rescission Rates and Claims Resolution of Mortgage Insurance

	As of September 30, 2013
	Cumulative Rescission Rate(1)	Cumulative Claims Resolution Percentage(2)
Primary mortgage insurance claims filed in:
First three months of 2013	3%	55%
2012	4	73
2011	8	83
Pool mortgage insurance claim filed in:
First three months of 2013	4%	78%
2012	10	92
2011	10	97

__________

(1)
Represents claims filed during the period where coverage was rescinded as of September 30, 2013, divided by total claims filed during the same period. Denied claims are excluded from the rescinded population.

(2)
Represents claims filed during the period that were resolved as of September 30, 2013, divided by the total claims filed during the same period. Claims resolved mainly consist of claims for which we have settled and claims for which coverage has been rescinded by the mortgage insurer.

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
The following table displays the amount by which our estimated benefit from mortgage insurance as of September 30, 2013 and December 31, 2012 reduced our total loss reserves as of those dates.
Table 47: Estimated Mortgage Insurance Benefit

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Contractual mortgage insurance benefit	$7,117	$9,993
Less: Collectibility adjustment(1)	459	708
Estimated benefit included in total loss reserves	$6,658	$9,285
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
When an insured loan subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $2.5 billion as of September 30, 2013 and $3.7 billion as of December 31, 2012 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $554 million as of September 30, 2013 and $1.1 billion as of December 31, 2012 was due from our mortgage sellers/servicers. We assessed the total outstanding receivables for collectibility, and they were recorded net of a valuation allowance of $598 million as of September 30, 2013 and $551 million as of December 31, 2012 in “Other assets.” The valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds from private mortgage insurers (and, in cases where policies were rescinded or canceled or coverage was denied by the mortgage insurer, from mortgage sellers/servicers) for single-family loans of $1.1 billion for the third quarter of 2013 and $4.4 billion for the first nine months of 2013, compared with $1.1 billion for the third quarter of 2012 and $3.6 billion for the first nine months of 2012.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 48 displays the total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio as of September 30, 2013 and December 31, 2012.

Table 48: Unpaid Principal Balance of Financial Guarantees

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Alt-A private-label securities	$552	$928
Subprime private-label securities	883	1,264
Mortgage revenue bonds	4,041	4,374
Other mortgage-related securities	270	292
Total	$5,746	$6,858
With the exception of Ambac Assurance Corporation (“Ambac”), none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. However, based on the stressed financial condition of our non-governmental financial guarantor counterparties, we believe that all but one of these counterparties may not fully meet their obligations to us in the future. Pursuant to a court order, effective August 31, 2012, Ambac pays 25% on all filed claims that are valid. Ambac provided coverage on $2.6 billion, or 46%, of our total non-governmental financial guarantees as of September 30, 2013. When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees for those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary impairment.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $23.7 billion as of September 30, 2013 and $27.3 billion as of December 31, 2012.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $10.8 billion as of September 30, 2013, compared with $11.9 billion as of December 31, 2012. As of September 30, 2013, 53% of our maximum potential loss recovery on single-family loans was from three lenders, compared with 55% as of December 31, 2012. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $38.2 billion as of September 30, 2013, compared with $36.4 billion as of December 31, 2012. As of September 30, 2013, 34% of our maximum potential loss recovery on multifamily loans was from three DUS lenders, compared with 35% as of December 31, 2012.
Although market conditions have improved, unfavorable market conditions prior to 2012 adversely affected the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 54% as of September 30, 2013, compared with 51% as of December 31, 2012. The recourse obligations from lender counterparties rated below investment grade was 22% as of September 30, 2013 and December 31, 2012. The remaining recourse obligations were from lender counterparties that were not rated by rating agencies, which was 24% as of September 30, 2013, compared with 27% as of December 31, 2012. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted in “Multifamily Mortgage Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of September 30, 2013, approximately 38% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 40% as of December 31, 2012. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.

Custodial Depository Institutions
A total of $47.7 billion in deposits for single-family payments were received and held by 285 institutions during the month of September 2013 and a total of $74.0 billion in deposits for single-family payments were received and held by 292 institutions during the month of December 2012. Of these total deposits, 94% as of September 30, 2013, compared with 93% as of December 31, 2012, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 86% of these deposits as of September 30, 2013, compared with 87% as of December 31, 2012.
If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of September 2013, approximately $3.0 billion, or 6%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $7.2 billion, or 10%, during the month of December 2012. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Issuers of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of September 30, 2013, we held a $1.0 billion short-term unsecured deposit with a financial institution that had a short-term credit rating of P-2 from Moody’s (based on the lowest credit rating issued by S&P, Moody’s and Fitch) and no other unsecured positions. We held no unsecured positions with financial institutions as of December 31, 2012. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. Historically, our risk management derivative transactions have been made pursuant to bilateral contracts with a specific counterparty governed by the terms of an International Swaps and Derivatives Association Inc. (“ISDA”) master agreement. Pursuant to new regulations implementing the Dodd-Frank Act, effective June 10, 2013, we are required to submit certain categories of new interest rate swaps to a derivatives clearing organization. Once a contract is accepted by a derivatives clearing organization, such contract is not governed by the terms of an ISDA master agreement. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our OTC-cleared derivative transactions.
We manage our derivative counterparty credit exposure relating to our OTC derivative transactions through master netting arrangements. These arrangements allow us to net derivative asset and liabilities with the same counterparty. We also manage our derivative counterparty exposure relating to our OTC derivative transactions by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
Our OTC-cleared derivative transactions are submitted to a derivatives clearing organization on our behalf through a member of the organization. As a result, we are exposed to the institutional credit risk of both the derivatives clearing organization and the member who is acting on our behalf. Our institutional credit risk exposure to derivatives clearing organizations and certain of their members will increase substantially in the future as OTC-cleared derivative contracts will comprise a larger percentage of our derivative instruments. Our agreements relating to our OTC-cleared derivative transactions are not master netting arrangements.
We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists. For derivative instruments where the right of legal offset does not exist (such as our OTC-cleared derivative transactions), we calculate the replacement cost of the outstanding derivative contracts in a gain position at the transaction level.
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Table 49 below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position as of September 30, 2013 and December 31, 2012. For our OTC derivative transactions, the table displays our exposure by counterparty credit ratings and number of counterparties. Our counterparty credit exposure to our OTC-cleared derivative transactions is shown in the “Exchange-Traded/Cleared” column. Also displayed below are the notional amounts outstanding for all risk management derivatives for the periods indicated.
Table 49: Credit Loss Exposure of Risk Management Derivative Instruments

	As of September 30, 2013
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange- Traded/Cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$56	$850	$—	$906	$1,119	$27	$2,052
Less: Collateral held(6)	50	839	—	889	1,106	—	1,995
Exposure net of collateral	$6	$11	$—	$17	$13	$27	$57
Additional information:
Notional amount	$29,320	$422,789	$45,235	$497,344	$125,431	$281	$623,056
Number of counterparties(7)	4	11	1	16

	As of December 31, 2012
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange- Traded/Cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$—	$48	$—	$48	$171	$27	$246
Less: Collateral held(6)	—	48	—	48	163	—	211
Exposure net of collateral	$—	$—	$—	$—	$8	$27	$35
Additional information:
Notional amount	$22,703	$600,028	$40,350	$663,081	$38,426	$447	$701,954
Number of counterparties(7)	4	11	1	16
__________

(1)
We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P rating for any ratings based on Moody’s scale.

(2)	We had credit loss exposure to 6 counterparties with a notional balance of $164.6 billion as of September 30, 2013 and one counterparty with a notional balance of $5.9 billion as of December 31, 2012.

(3)	Represents contracts entered through an agent on our behalf with derivatives clearing organizations.

(4)	Includes mortgage insurance contracts and swap credit enhancements accounted for as derivatives.

(5)
Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(6)
Represents cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty agreements to ensure recovery of any loss through the disposition of the collateral.

(7)	Represents counterparties with which we have an enforceable master netting arrangements.
OTC derivative transactions with 10 of our counterparties accounted for approximately 74% of our total outstanding notional amount of our total derivative transactions as of September 30, 2013, with each of these counterparties accounting for between approximately 3% and 13% of that total outstanding notional amount. OTC derivative transactions with 10 of our counterparties accounted for approximately 90% of our total outstanding notional amount of our total derivative transactions as of December 31, 2012, with each of these counterparties accounting for between approximately 6% and 14% of that total outstanding notional amount.
See “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements” for additional information on our derivative contracts as of September 30, 2013 and December 31, 2012.
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
Measurement of Interest Rate Risk
Below we present two quantitative metrics that provide estimates of our interest rate exposure: (1) fair value sensitivity of Fannie Mae assets and liabilities, which we refer to as our net portfolio, to changes in interest rate levels and slope of yield curve; and (2) duration gap. The metrics presented are calculated using internal models that require standard assumptions regarding interest rates and future prepayments of principal over the remaining life of our securities. These assumptions are derived based on the characteristics of the underlying structure of the securities and historical prepayment rates experienced at specified interest rate levels, taking into account current market conditions, the current mortgage rates of our existing outstanding loans, loan age and other factors. On a continuous basis, management makes judgments about the appropriateness of the risk assessments and will make adjustments as necessary to properly assess our interest rate exposure and manage our interest rate risk. The methodologies used to calculate risk estimates are periodically changed on a prospective basis to reflect improvements in the underlying estimation process.
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
Duration Gap
Duration gap measures the price sensitivity of our assets and liabilities in our net portfolio to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap analysis reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios to the estimated cash flows of our liabilities. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities. We disclose duration gap on a monthly basis under the caption “Interest Rate Risk Disclosures” in our Monthly Summary, which is available on our website and announced in a press release.
While our goal is to reduce the price sensitivity of our net portfolio to movements in interest rates, various factors can contribute to a duration gap that is either positive or negative. For example, changes in the market environment can increase or decrease the price sensitivity of our mortgage assets relative to the price sensitivity of our liabilities because of prepayment uncertainty associated with our assets. In a declining interest rate environment, prepayment rates tend to accelerate, thereby shortening the duration and average life of the fixed rate mortgage assets we hold in our net portfolio. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets. Our debt and derivative instrument positions are used to manage the interest rate sensitivity of our mortgage assets. As a result, the degree to which the interest rate sensitivity of our assets is offset will be dependent upon, among other factors, the mix of funding and other risk management derivative instruments we use at any given point in time.
Convexity reflects the degree to which the duration of the assets and liabilities in our net portfolio changes in response to a given change in interest rates. We use convexity measures to provide us with information about how quickly and by how much our net portfolio’s duration gap may change in different interest rate environments. The market value sensitivity measures presented in Table 50 below are impacted by both the duration and convexity of our net portfolio and, depending on our position at that time, may not move symmetrically in response to hypothetical interest rate shocks.
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
Table 50 displays the pre-tax market value profile of our net portfolio as of September 30, 2013 and December 31, 2012. In addition, Table 50 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended September 30, 2013 and 2012. The effective duration gap was approximately zero months for the three months ended September 30, 2013 and 2012.

Table 50: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	September 30, 2013	December 31, 2012
	(Dollars in billions)
Rate level shock:
-100 basis points	$(0.4)	$0.8
-50 basis points	(0.2)	0.2
+50 basis points	—	0.1
+100 basis points	(0.2)	—
Rate slope shock:
-25 basis points (flattening)	—	—
+25 basis points (steepening)	—	—

	For the Three Months Ended September 30, 2013
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.2)	$—	$0.2
Minimum	(0.9)	—	0.1
Maximum	0.8	0.1	0.4
Standard deviation	0.3	—	0.1

	For the Three Months Ended September 30, 2012
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.0	$—	$0.2
Minimum	(0.3)	—	—
Maximum	0.5	—	0.1
Standard deviation	0.1	—	—
__________

(1)	Computed based on changes in LIBOR swap rates.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 51 displays an example of how risk management derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

From December 31, 2012 to September 30, 2013, as displayed below in Table 51, debt issuance hedged a majority of the interest rate risk associated with our mortgage-related securities and loans. As displayed in Table 50, risk management derivatives were also used to maintain a low interest rate risk exposure as the average duration gap was approximately zero months.
Table 51: Derivative Impact on Interest Rate Risk (50 Basis Points)

	As of
	September 30, 2013	December 31, 2012
	(Dollars in billions)
Before Derivatives	$(0.1)	$(0.5)
After Derivatives	—	0.1
Effect of Derivatives	0.1	0.6
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
In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2012 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets and other financial instruments. As of September 30, 2013, these sensitivities were relatively unchanged compared with December 31, 2012. The fair value of our trading financial instruments and our other financial instruments as of September 30, 2013 and December 31, 2012 can be found in “Note 16, Fair Value.”
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
Among the forward-looking statements in this report are statements relating to:

•	Our expectation that we will remain profitable for the foreseeable future;

•
Our expectation that, while our annual earnings will remain strong over the next few years, our earnings may vary significantly from quarter to quarter and year to year due to many different factors, such as changes in interest rates or home prices;

•	Our expectations that our revenues will continue to be stable and that the source of our revenues will shift in the future;

•
Our expectation of volatility from period to period in our financial results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings;

•	Our expectation that we will make substantial federal income tax payments to Treasury going forward;

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $8.6 billion in the fourth quarter of 2013;

•
Our expectation that, in compliance with our dividend obligation to Treasury, we will retain only a limited amount of any future earnings because we must pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

•	Our expectation that the amount of dividends we pay Treasury will exceed the amounts we have drawn;

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

•
Our expectation that, as a result of our having increased our guaranty fees in 2012 on loans acquired after the increase, we will benefit from receiving significantly more revenue from guaranty fees in future periods than we have in prior periods, even after we remit some of this revenue to Treasury as we are required to do under the TCCA;

•	Our belief that we will increase our guaranty fees in the future;

•
Our expectation that the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will in a number of years become the primary source of our revenues;

•
Our expectation that revenues generated from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets will decrease as we reduce the size of our retained mortgage portfolio;

•
Our expectation that, if current housing market conditions continue and if we are not required to sell more of our retained mortgage portfolio assets than we currently anticipate selling, increases in our revenues from guaranty fees will generally offset the expected declines in the revenues we generate from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets;

•	Our expectation that any future increases in guaranty fees will likely further increase our guaranty fee revenue;

•
Our expectation that improvements in the credit quality of our loan acquisitions since 2009 and increases in our charged guaranty fees on recently acquired loans will contribute significantly to our revenues for years to come, especially because these loans have relatively low interest rates, making them less likely to be refinanced than loans with higher interest rates;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not be as high as the September 30, 2013 serious delinquency rates of loans in our legacy book of business;

•	Our expectation that the housing market will benefit if employment continues to improve;

•
Our expectation that nearly 200,000 new multifamily units will be completed this year, which could impact multifamily fundamentals in certain localized areas, producing a temporary slowdown in net absorption rates, occupancy levels, and effective rents starting in 2014;

•
Our expectation that, despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties;

•
Our expectation that the level of multifamily foreclosures for 2013 overall will generally remain commensurate with 2012 levels, although conditions may worsen if the unemployment rate increases on either a national or regional basis;

•
Our expectation that single-family mortgage loan delinquency and severity rates will continue their downward trend, but that single-family serious delinquency, default and severity rates will remain high compared with pre-housing crisis levels;

•	Our belief that the recent increase in mortgage rates will result in a decline in overall single-family mortgage originations in 2013 as compared with 2012, driven by a decline in refinancings;

•
Our forecast that total originations in the U.S. single-family mortgage market in 2013 will decrease from 2012 levels by approximately 15%, from an estimated $2.15 trillion in 2012 to $1.83 trillion in 2013;

•	Our forecast that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.54 trillion in 2012 to $1.13 trillion in 2013;

•	Our expectation that home prices will increase only minimally on a national basis in the fourth quarter of 2013;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•
Our expectation that our credit losses will decrease in the future as a result of the higher credit quality of our new book of business, the decrease in our legacy book and anticipated positive home price growth;

•	Our expectation that our credit losses will remain elevated in 2013 relative to pre-housing crisis levels;

•	Our expectation that, to the extent the slow pace of foreclosures continues in the fourth quarter of 2013, our realization of some credit losses will be delayed;

•	Our belief that our total loss reserves peaked at $76.9 billion as of December 31, 2011;

•
Our expectation that, if delinquencies continue to trend downward and home prices continue to increase, our loss reserves will continue to decline, but at a slower pace than in recent quarters because the pace of home price growth has slowed;

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

•
Our expectation that Congress will continue to consider housing finance system reform in the current congressional session, including conducting hearings on GSE reform and considering legislation that would alter the housing finance system or the activities or operations of the GSEs;

•	Our anticipation that we will enter into additional agreements relating to Common Securitization Solutions, LLC in the future;

•
Our expectation that, upon our adoption of Advisory Bulletin AB 2012-02, the amount of the charge-off for single-family loans classified as a “loss” will exceed the amount of incurred losses we have recognized for those loans in our allowance for loan losses, because the charge-off will not be reduced by the benefit we expect from borrower re-performance on these loans;

•
Our expectations that, going forward after our adoption of Advisory Bulletin AB 2012-02, the amount of the charge-off at the time a loan is classified as a “loss” will exceed our best estimate of incurred losses, and that we will record larger loss recoveries for loans that become 180 days or more past due and subsequently re-perform;

•
Our expectation that, if recent trends continue, the population of loans that will be subject to accelerated charge-off under Advisory Bulletin AB 2012-02 will decline either through liquidation or re-performance and that, therefore, the impact upon adoption of the guidance will be less than $1.0 billion;

•	Our conclusion that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized;

•	Our belief that our capital loss carryforwards will expire unused;

•	Our anticipation that we will utilize all of our net operating loss carryforwards by the end of 2013;

•
Our expectation that our remaining deferred tax asset valuation allowance not related to capital loss carryforwards will be released against income before federal income taxes during the fourth quarter of 2013;

•	Our expectation that, starting in 2014, our effective tax rate will approach the statutory tax rate;

•	Our expectation that the guaranty fees we collect and the expenses we incur pursuant to the TCCA will increase in the future;

•
Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

•	Our expectation that sales of non-agency mortgage-related securities will result in a decrease in future net interest income from our retained mortgage portfolio;

•	Our belief that our liquidity contingency plan may be difficult or impossible to execute for a company of our size and circumstances;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our expectation that we may also use proceeds from our mortgage assets to pay our debt obligations;

•	Our belief that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding;

•
Our belief that changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations;

•	Our expectations regarding our credit ratings and their impact on us as set forth in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” and “Risk Factors”;

•	Our expectation that we will not eliminate our deficit of core capital over statutory minimum capital due to our dividend obligations on the senior preferred stock;

•	Our belief that we have limited credit exposure on government loans;

•	Our expectation that the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices;

•
Our belief that loans we acquire under Refi Plus and HARP may not perform as well as the other loans we have acquired since the beginning of 2009, but they will perform better than the loans they replace because they should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate);

•
Our expectation that the volume of refinancings under HARP will decline due to increased interest rates and a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing;

•
Our expectation that our acquisitions of Alt-A mortgage loans (which are limited to refinancings of existing Fannie Mae loans) will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•	Our belief that the slow pace of foreclosures will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense);

•	Our expectation that the number of our single-family loans in our book of business that are seriously delinquent will remain above pre-2008 levels for years;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices;

•
Our expectation that our dispositions of foreclosed properties may decline in the future due to increases in home prices and interest rates, which may lead to less attractive purchasing opportunities for investors and potential home owners;

•	Our expectation that we may be unable to recover on all outstanding loan repurchase obligations resulting from mortgage sellers/servicers’ breaches of contractual obligations;

•
Our expectation that, by the end of 2013, we will have completed our loan reviews for potential underwriting defects on all of the loans we acquired between 2005 and 2008 through our standard whole loan and MBS acquisitions that we currently intend to review;

•
Our expectation that, with the implementation of our new representation and warranty framework, a greater proportion of our repurchase requests in the future may be issued on performing loans, as compared with our currently outstanding repurchase requests, the substantial majority of which relate to loans that are either nonperforming or have been foreclosed upon;

•	Our belief that the financial condition of some of our primary mortgage insurer counterparties continues to improve;

•
Our belief, based on the stressed financial condition of our non-governmental financial guarantor counterparties, that all but one of these counterparties may not fully meet their obligations to us in the future;

•
Our expectation, given the stressed financial condition of some of our single-family lenders, that in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with the lender;

•
Our expectation that, depending on the financial strength of a single-family lender with whom we have a risk sharing arrangement, we may require the lender to pledge collateral to secure its recourse obligations; and

•	Our plans and expectations relating to the distribution of benefits remaining under our retirement plans and the termination of those plans.
Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; challenges we face in retaining and hiring qualified employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; impairments of our assets; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the structure and regulation of the financial services industry; natural or other disasters; and those factors described in “Risk Factors” in this report and in our 2012 Form 10-K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations” in this report.
Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in our 2012 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$30,784	$21,117
Restricted cash (includes $26,804 and $61,976, respectively, related to consolidated trusts)	31,525	67,919
Federal funds sold and securities purchased under agreements to resell or similar arrangements	40,300	32,500
Investments in securities:
Trading, at fair value	32,860	40,695
Available-for-sale, at fair value (includes $911 and $935, respectively, related to consolidated trusts)	41,000	63,181
Total investments in securities	73,860	103,876
Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $41 and $72, respectively, related to consolidated trusts)	998	464
Loans held for investment, at amortized cost:
Of Fannie Mae	313,267	355,544
Of consolidated trusts (includes $13,877 and $10,800, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $477 and $943, respectively)	2,744,084	2,652,193
Total loans held for investment	3,057,351	3,007,737
Allowance for loan losses	(45,169)	(58,795)
Total loans held for investment, net of allowance	3,012,182	2,948,942
Total mortgage loans	3,013,180	2,949,406
Accrued interest receivable, net (includes $7,568 and $7,567, respectively, related to consolidated trusts)	8,696	9,176
Acquired property, net	11,380	10,489
Deferred tax assets, net	48,256	—
Other assets (includes cash pledged as collateral of $2,635 and $1,222, respectively)	23,241	27,939
Total assets	$3,281,222	$3,222,422
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,234 and $8,645, respectively, related to consolidated trusts)	$10,769	$11,303
Debt:
Of Fannie Mae (includes $684 and $793, respectively, at fair value)	565,110	615,864
Of consolidated trusts (includes $14,414 and $11,647, respectively, at fair value)	2,675,011	2,573,653
Other liabilities (includes $501 and $1,059, respectively, related to consolidated trusts)	18,715	14,378
Total liabilities	3,269,605	3,215,198
Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding, respectively	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, respectively, 1,158,080,657 and 1,158,077,970 shares outstanding, respectively	687	687
Accumulated deficit	(119,067)	(122,766)
Accumulated other comprehensive income	1,070	384
Treasury stock, at cost, 150,682,046 and 150,684,733 shares, respectively	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	11,568	7,183
Noncontrolling interest	49	41
Total equity (See Note 1: Impact of U.S. Government Support and Earnings (Loss) per Share for information on our dividend obligation to Treasury)	11,617	7,224
Total liabilities and equity	$3,281,222	$3,222,422

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Trading securities	$185	$234	$633	$756
Available-for-sale securities	546	789	1,870	2,551
Mortgage loans (includes $25,351 and $27,057, respectively, for the three months ended and $75,592 and $84,482, respectively, for the nine months ended related to consolidated trusts)	28,299	30,593	85,579	95,186
Other	37	53	143	131
Total interest income	29,067	31,669	88,225	98,624
Interest expense:
Short-term debt	29	38	109	112
Long-term debt (includes $20,905 and $23,395, respectively, for the three months ended and $62,785 and $73,469, respectively, for the nine months ended related to consolidated trusts)	23,456	26,314	70,563	82,570
Total interest expense	23,485	26,352	70,672	82,682
Net interest income	5,582	5,317	17,553	15,942
Benefit (provision) for credit losses	2,609	(2,079)	8,949	(1,038)
Net interest income after benefit (provision) for credit losses	8,191	3,238	26,502	14,904
Investment gains, net	648	134	1,056	381
Net other-than-temporary impairments	(27)	(38)	(42)	(701)
Fair value gains (losses), net	335	(1,020)	1,998	(3,186)
Debt extinguishment gains (losses), net	92	(54)	96	(181)
Fee and other income	741	378	1,794	1,148
Non-interest income (loss)	1,789	(600)	4,902	(2,539)
Administrative expenses:
Salaries and employee benefits	307	294	928	892
Professional services	236	195	678	542
Occupancy expenses	48	48	141	139
Other administrative expenses	55	51	166	146
Total administrative expenses	646	588	1,913	1,719
Foreclosed property (income) expense	(1,165)	(48)	(1,757)	221
Other expenses	400	285	955	775
Total other (income) expenses	(119)	825	1,111	2,715
Income before federal income taxes	10,099	1,813	30,293	9,650
(Provision) benefit for federal income taxes	(1,355)	—	47,231	—
Net income	8,744	1,813	77,524	9,650
Other comprehensive (loss) income:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(133)	741	532	1,416
Other	(1)	5	154	20
Total other comprehensive (loss) income	(134)	746	686	1,436
Total comprehensive income	8,610	2,559	78,210	11,086
Less: Comprehensive (income) loss attributable to noncontrolling interest	(7)	8	(18)	4
Total comprehensive income attributable to Fannie Mae	$8,603	$2,567	$78,192	$11,090
Net income	$8,744	$1,813	$77,524	$9,650
Less: Net (income) loss attributable to noncontrolling interest	(7)	8	(18)	4
Net income attributable to Fannie Mae	8,737	1,821	77,506	9,654
Dividends distributed or available for distribution to senior preferred stockholder	(8,617)	(2,929)	(78,228)	(8,675)
Net income (loss) attributable to common stockholders (Note 11)	$120	$(1,108)	$(722)	$979
Earnings (loss) per share:
Basic	$0.02	$(0.19)	$(0.13)	$0.17
Diluted	0.02	(0.19)	(0.13)	0.17
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,762	5,762	5,893

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$11,518	$32,279
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(5,855)	(1,542)
Proceeds from maturities and paydowns of trading securities held for investment	2,036	2,671
Proceeds from sales of trading securities held for investment	11,118	1,357
Purchases of available-for-sale securities	—	(34)
Proceeds from maturities and paydowns of available-for-sale securities	8,265	9,423
Proceeds from sales of available-for-sale securities	14,312	923
Purchases of loans held for investment	(161,737)	(141,539)
Proceeds from repayments and sales of loans acquired as held for investment of Fannie Mae	38,427	22,540
Proceeds from repayments of loans acquired as held for investment of consolidated trusts	532,411	568,881
Net change in restricted cash	36,394	(9,147)
Advances to lenders	(114,584)	(97,508)
Proceeds from disposition of acquired property and preforeclosure sales	29,688	29,822
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(7,800)	500
Other, net	619	56
Net cash provided by investing activities	383,294	386,403
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	326,036	550,087
Payments to redeem debt of Fannie Mae	(377,514)	(630,546)
Proceeds from issuance of debt of consolidated trusts	339,687	270,552
Payments to redeem debt of consolidated trusts	(599,519)	(601,523)
Payments of cash dividends on senior preferred stock to Treasury	(73,835)	(8,679)
Proceeds from senior preferred stock purchase agreement with Treasury	—	4,571
Other, net	—	(9)
Net cash used in financing activities	(385,145)	(415,547)
Net increase in cash and cash equivalents	9,667	3,135
Cash and cash equivalents at beginning of period	21,117	17,539
Cash and cash equivalents at end of period	$30,784	$20,674
Cash paid during the period for:
Interest	$82,086	$90,338
Income Taxes	$1,876	$—

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies
Organization
We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act (the “Charter Act” or our “charter”). We are a government-sponsored enterprise (“GSE”) and we are subject to government oversight and regulation. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“Treasury”). The U.S. government does not guarantee our securities or other obligations.
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
The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae mortgage-backed securities (“MBS”) trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of Fannie Mae. As of November 7, 2013, FHFA has not exercised this power.
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
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $136.0 billion as of September 30, 2013 and $141.2 billion as of December 31, 2012.
Under the terms of the senior preferred stock purchase agreement, starting January 1, 2013, we are required to pay Treasury a dividend each quarter, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $8.6 billion by December 31, 2013.
The conservatorship has no specified termination date and there continues to be uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons, including conditions that FHFA has already asserted existed at the time the former Director of FHFA placed us into conservatorship. Placement into receivership would have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

could lead to substantially different financial results. We are not aware of any plans of FHFA to significantly change our business model or capital structure in the near term.
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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2013. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion as of September 30, 2013. As of November 7, 2013, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
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

On September 30, 2013, we paid Treasury a dividend of $10.2 billion based on our net worth as of June 30, 2013. Based on the terms of the senior preferred stock purchase agreement with Treasury, we expect to pay Treasury a dividend of $8.6 billion by December 31, 2013.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three and nine months ended September 30, 2013 may not necessarily be indicative of the results for the year ending December 31, 2013. The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), filed with the SEC on April 2, 2013.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2013, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties.
Our administrative expenses were reduced by $23 million and $27 million for the three months ended September 30, 2013 and 2012, respectively, and $73 million and $75 million for the nine months ended September 30, 2013 and 2012, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three and nine months ended September 30, 2013, we made tax payments of $860 million and $1.9 billion, respectively to the Internal Revenue Service, a bureau of Treasury. We did not make any tax payments during the nine months ended September 30, 2012.
Under the temporary credit and liquidity facilities (“TCLF”) program, we had $1.0 billion and $1.6 billion outstanding, which include principal and interest, of standby credit and liquidity support as of September 30, 2013 and December 31, 2012, respectively. Under the new issue bond (“NIB”) program, we had $4.6 billion and $6.1 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of September 30, 2013 and December 31, 2012, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of September 30, 2013, there had been no losses of principal or interest under the TCLF program or the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “Other expenses,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $276 million and $78 million in other expenses relating to TCCA-related guaranty fees during the three months ended September 30, 2013 and 2012, respectively, and $695 million and $104 million for the nine months ended September 30, 2013 and 2012, respectively, of which $276 million has not been remitted to Treasury as of September 30, 2013. During the three months ended September 30, 2013, we have remitted TCCA-related guaranty fees of $233 million to Treasury for our obligations as of June 30, 2013.
As of September 30, 2013 and December 31, 2012, we held Freddie Mac mortgage-related securities with a fair value of $9.4 billion and $12.2 billion, respectively, and accrued interest receivable of $38 million and $51 million, respectively. We recognized interest income on these securities held by us of $91 million and $132 million for the three months ended September 30, 2013 and 2012, respectively, and $303 million and $427 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
In March 2013, FHFA announced that a new business entity would be established by Fannie Mae and Freddie Mac that would be separate from the two companies in order to further the goal of building a common securitization platform that would function like a market utility. The new business entity would be designed to operate as a replacement for some of Fannie Mae and Freddie Mac’s securitization infrastructure. On October 7, 2013, FHFA announced that the new joint venture by Fannie Mae and Freddie Mac, Common Securitization Solutions, LLC, has been established and that office space for the new entity has been secured. In connection with the entity’s establishment, we entered into a Limited Liability Company Agreement with Freddie Mac in October 2013 and anticipate entering into additional agreements relating to the new joint venture in the

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

future. No other transactions outside of normal business activities have occurred between us and Freddie Mac in 2013 or 2012.
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
As of March 31, 2013, we concluded that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013. However, as of September 30, 2013, we retained $447 million of the valuation allowance that pertains to our capital loss carryforwards which we believe will expire unused. This conclusion was based upon the significance of the positive evidence of our ability to generate sufficient taxable income and utilize our net operating loss carryforwards. The release of the valuation allowance resulted in the recognition of $50.6 billion in our benefit for income taxes in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013. See “Note 10, Income Taxes,” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets.
We continually monitor prepayment, default and loss severity trends and periodically make changes in our historically developed assumptions to better reflect present conditions of loan performance. In the three months ended June 30, 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans based on current observable performance trends as well as future expectations of payment behavior. These updates reflect faster prepayment and lower default expectations for these loans primarily as a result of improvements in loan performance, in part due to increases in home prices. Increases in home prices reduce the mark-to-market loan-to-value (“LTV”) ratios on these loans and, as a result, borrowers’ equity increases. Faster prepayment and lower default expectations shortened the expected average life of modified loans, which reduced the expected credit losses and lowered concessions on modified loans. This resulted in a decrease to our allowance for loan losses as of June 30, 2013 and an incremental benefit for credit losses of approximately $2.2 billion during the three months ended June 30, 2013.
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). We include in the denominator of our basic EPS computation the weighted-average number of shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury. Diluted EPS includes all the components of basic EPS, plus the dilutive effect of common stock equivalents such as convertible securities and stock options, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. The calculation of income available to common stockholders and earnings per share is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. However, as a result of our conservatorship status and the terms of the senior preferred stock purchase agreement, no amounts are available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock).
Employee Retirement Benefits
We sponsor defined benefit pension plans for our employees that include qualified and nonqualified noncontributory plans.  Effective December 31, 2009, our Executive Pension Plan was amended to cease benefit accruals for participating employees. Effective June 30, 2013, our tax-qualified Fannie Mae Retirement Plan for Employees Not Covered Under Civil Service Retirement Law (referred to as the “Retirement Plan”), our Supplemental Pension Plan and our Supplemental Pension Plan of 2003 were also amended to cease benefit accruals for all employees. As a result of freezing the Retirement

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Plan, the Supplemental Pension Plan and the Supplemental Pension Plan of 2003, a curtailment was triggered as of April 30, 2013 and resulted in a gain of $146 million recognized in “Other comprehensive income” (“OCI”). In October 2013, pursuant to a directive from our conservator, FHFA, our Board of Directors approved the termination of the Retirement Plan, the Supplemental Pension Plan, the Supplemental Pension Plan of 2003, and the Executive Pension Plan, effective as of December 31, 2013.
We plan to distribute all benefits remaining under the Retirement Plan following receipt of regulatory approvals. We expect this distribution to be complete by December 31, 2015. Except for retirees receiving payments under the Retirement Plan (or “in pay status”), participants in that plan will have the choice of receiving either a single lump sum payment or an annuity. Retirees in pay status will continue to receive payments of their Retirement Plan benefits pursuant to their current annuity elections. We plan to distribute all benefits remaining under the Supplemental Pension Plan, the Supplemental Pension Plan of 2003, and the Executive Pension Plan between October 2014 and October 2015. All participants in these three plans will receive lump sum payments of their remaining accrued benefits under the plans.
The lump sum payments paid to participants in all of the terminated plans will represent the actuarial equivalent value of the participants’ remaining accrued benefits under the plans as of the applicable distribution dates, calculated in accordance with the amended terms of the plans using the plans’ current benefit reduction factors for early retirement applicable for annuity payments and based on the participants’ ages on the distribution dates.
Upon completion of the terminations and settlement, actuarial losses related to our defined benefit pension plans which were earlier recorded in OCI will be recognized in net income in our consolidated statements of operations and comprehensive income. We will re-measure the obligation and plan assets using updated assumptions during the three months ending December 31, 2013.
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
Effective January 1, 2013, we prospectively adopted guidance issued by FASB related to disclosing amounts that have been reclassified out of AOCI. The new guidance does not change the current requirements for reporting or measuring net income or other comprehensive income in the financial statements. However, the new guidance does require entities to present information about amounts reclassified out of AOCI during the period and their corresponding effect on net income by specific line item. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements; however, it required us to expand our AOCI disclosures. See “Note 13, Equity,” for additional information regarding the disclosures required upon adoption of this guidance.
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
As of September 30, 2013, we consolidated certain VIEs that were not consolidated as of December 31, 2012, generally due to increases in the amount of the certificates issued by the entity that are held in our portfolio (for example, when we hold a

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

substantial portion of the securities issued by Fannie Mae multi-class resecuritization trusts). As a result of consolidating these entities, which had combined total assets of $1.8 billion in unpaid principal balance as of September 30, 2013, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value.
As of September 30, 2013, we deconsolidated certain VIEs that were consolidated as of December 31, 2012, generally due to decreases in the amount of the certificates issued by the entity that are held in our portfolio. As a result of deconsolidating these entities, which had combined total assets of $791 million in unpaid principal balance as of December 31, 2012, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage backed-trusts as of September 30, 2013 and December 31, 2012, as well as our maximum exposure to loss and the total assets of those unconsolidated mortgage backed-trusts.

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:(1)
Fannie Mae securities	$6,081	$6,248
Non-Fannie Mae securities	10,350	16,458
Total trading securities	16,431	22,706
Available-for-sale securities:(1)
Fannie Mae securities	7,199	10,435
Non-Fannie Mae securities	29,454	46,569
Total available-for-sale securities	36,653	57,004
Other assets	115	145
Other liabilities	(1,408)	(1,449)
Net carrying amount	$51,791	$78,406
Maximum exposure to loss(1)(2)	$58,934	$87,397
Total assets of unconsolidated mortgage-backed trusts(1)	$367,866	$645,332
__________

(1)	Contains securities recognized in our condensed consolidated balance sheets due to consolidation of certain multi-class resecuritization trusts.

(2)
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Additionally, our maximum exposure to loss related to our involvement with limited partnership investments was $21 million and $118 million as of September 30, 2013 and December 31, 2012, respectively. The total assets of these unconsolidated limited partnership investments were $7.0 billion and $11.7 billion as of September 30, 2013 and December 31, 2012, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

assets from our own portfolio in a portfolio securitization transaction. For the three months ended September 30, 2013 and 2012, the unpaid principal balance of portfolio securitizations was $52.2 billion and $65.5 billion, respectively. For the nine months ended September 30, 2013 and 2012, the unpaid principal balance of portfolio securitizations was $184.0 billion and $153.6 billion, respectively.
The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts as of September 30, 2013 and December 31, 2012.

	Fannie Mae Single-class MBS & Fannie Mae Megas		REMICS & SMBS(1)
	(Dollars in millions)
As of September 30, 2013
Unpaid principal balance	$366		$7,388
Fair value	403		8,372
Weighted-average coupon	6.21%		5.20%
Weighted-average loan age	7.2	years	5.0	years
Weighted-average maturity	21.7	years	12.9	years

As of December 31, 2012
Unpaid principal balance	$456		$8,667
Fair value	504		9,818
Weighted-average coupon	6.20%		5.53%
Weighted-average loan age	6.4	years	4.6	years
Weighted-average maturity	22.5	years	15.0	years
__________

(1)	Consists of Real Estate Mortgage Investment Conduits (“REMICs”) and stripped mortgage-backed securities (“SMBS”).
For the three months ended September 30, 2013 and 2012, the principal and interest received on retained interests was $434 million and $563 million, respectively. For the nine months ended September 30, 2013 and 2012, the principal and interest received on retained interests was $1.4 billion and $1.9 billion, respectively.
Managed Loans
We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that were delinquent as of September 30, 2013 and December 31, 2012.

	As of
	September 30, 2013		December 31, 2012
	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)
	(Dollars in millions)
Loans held for investment:
Of Fannie Mae	$327,061	$80,067	$370,354	$102,504
Of consolidated trusts	2,701,035	11,673	2,607,880	17,829
Loans held for sale	994	141	459	135
Securitized loans	2,147	1	2,272	4
Total loans managed	$3,031,237	$91,882	$2,980,965	$120,472
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
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $48 million and $183 million for the three months ended September 30, 2013 and 2012, respectively. Proceeds from the initial sale of securities from portfolio securitizations were $299 million and $479 million for the nine months ended September 30, 2013 and 2012, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our condensed consolidated financial statements.
Other Securitizations
We also completed other portfolio securitization transactions that did not qualify as sales during the nine months ended September 30, 2012 and were accounted for as secured borrowings. Proceeds from these transactions were $421 million and were recorded as long-term debt of Fannie Mae in our condensed consolidated balance sheets. As of September 30, 2013, the fair value of trading securities underlying these transactions was $144 million, and the unpaid principal balance of mortgage loans of consolidated trusts underlying these transactions was $168 million. The related assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS. We did not complete any securitizations of this type during the nine months ended September 30, 2013.
3.  Mortgage Loans
The following table displays our mortgage loans as of September 30, 2013 and December 31, 2012.

	As of
	September 30, 2013			December 31, 2012
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$283,361	$2,559,194	$2,842,555	$309,277	$2,480,999	$2,790,276
Multifamily	44,653	141,882	186,535	61,464	126,953	188,417
Total unpaid principal balance of mortgage loans	328,014	2,701,076	3,029,090	370,741	2,607,952	2,978,693
Cost basis and fair value adjustments, net	(13,790)	43,049	29,259	(14,805)	44,313	29,508
Allowance for loan losses for loans held for investment	(41,345)	(3,824)	(45,169)	(50,519)	(8,276)	(58,795)
Total mortgage loans	$272,879	$2,740,301	$3,013,180	$305,417	$2,643,989	$2,949,406
During the three months ended September 30, 2013 and 2012, we redesignated loans with a carrying value of $1.3 billion and $19 million, respectively, from held for investment (“HFI”) to held for sale (“HFS”). During the nine months ended September 30, 2013 and 2012, we redesignated loans with a carrying value of $1.3 billion and $33 million, respectively, from HFI to HFS.
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
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$31,852	$9,784	$51,881	$93,517	$2,534,022	$2,627,539	$93	$61,525
Government(4)	75	30	345	450	48,799	49,249	345	—
Alt-A	5,015	1,721	16,747	23,483	108,864	132,347	11	18,451
Other(5)	2,021	685	5,966	8,672	47,261	55,933	27	6,581
Total single-family	38,963	12,220	74,939	126,122	2,738,946	2,865,068	476	86,557
Multifamily(6)	103	NA	352	455	187,633	188,088	—	2,253
Total	$39,066	$12,220	$75,291	$126,577	$2,926,579	$3,053,156	$476	$88,810

	As of December 31, 2012(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest(7)	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$39,043	$13,513	$67,737	$120,293	$2,424,022	$2,544,315	$2,162	$78,822
Government(4)	82	40	340	462	50,408	50,870	340	—
Alt-A	6,009	2,417	22,181	30,607	121,099	151,706	502	24,048
Other(5)	2,613	1,053	8,527	12,193	57,336	69,529	297	9,209
Total single-family	47,747	17,023	98,785	163,555	2,652,865	2,816,420	3,301	112,079
Multifamily(6)	178	NA	428	606	190,445	191,051	—	2,214
Total	$47,925	$17,023	$99,213	$164,161	$2,843,310	$3,007,471	$3,301	$114,293
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)
Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A. Primarily consists of reverse mortgages which, due to their nature, are not aged and are included in the current column.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(5)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(6)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

(7)
Includes loans with a recorded investment of $2.8 billion, which were repurchased in January 2013 pursuant to our resolution agreement with Bank of America. These loans were returned to accrual status to reflect the change in our assessment of collectability resulting from this agreement.

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of September 30, 2013 and December 31, 2012. The single-family credit quality indicator is updated quarterly.

	As of
	September 30, 2013(1)(2)			December 31, 2012(1)(2)
	Primary (3)	Alt-A	Other (4)	Primary (3)	Alt-A	Other (4)
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(5)
Less than or equal to 80%	$2,049,537	$62,896	$24,554	$1,703,384	$57,419	$21,936
Greater than 80% and less than or equal to 90%	273,714	17,362	7,064	346,018	18,313	7,287
Greater than 90% and less than or equal to 100%	146,419	14,974	6,711	219,736	16,930	7,369
Greater than 100% and less than or equal to 110%	61,959	11,238	5,441	100,302	14,293	7,169
Greater than 110% and less than or equal to 120%	35,858	8,125	3,973	59,723	10,994	6,231
Greater than 120% and less than or equal to 125%	12,052	3,105	1,535	20,620	4,387	2,665
Greater than 125%	48,000	14,647	6,655	94,532	29,370	16,872
Total	$2,627,539	$132,347	$55,933	$2,544,315	$151,706	$69,529
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Excludes $49.2 billion and $50.9 billion as of September 30, 2013 and December 31, 2012, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(5)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value.

As of September 30, 2013, we modified our multifamily credit quality indicator. The modification of the credit quality indicator had an insignificant impact on our multifamily allowance for loan losses as of September 30, 2013. The multifamily credit quality indicator is updated quarterly. The following tables display the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of September 30, 2013 and December 31, 2012.

As of
September 30, 2013(1)
(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Pass	$176,074
Special Mention	3,390
Substandard	7,986
Doubtful	638
Total	$188,088

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

As of
December 31, 2012(1)
(Dollars in millions)
Credit risk profile by internally assigned grade:(3)
Green	$154,235
Yellow(4)	21,304
Orange	14,199
Red	1,313
Total	$191,051
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Pass (loan is current and adequately protected by the current financial strength and debt service capacity of the borrower); special mention (loan with signs of potential weakness); substandard (loan with a well defined weakness that jeopardizes the timely full repayment); and doubtful (loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values).

(3)
Green (loan with acceptable risk); yellow (loan with signs of potential weakness); orange (loan with a well defined weakness that may jeopardize the timely full repayment); and red (loan with a weakness that makes timely collection or liquidation in full more questionable based on existing conditions and values).

(4)	Includes approximately $5.1 billion of unpaid principal balance as of December 31, 2012 classified as yellow due to no available current financial information.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Individually Impaired Loans
Individually impaired loans include troubled debt restructurings (“TDRs”), acquired credit-impaired loans, and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total recorded investment, unpaid principal balance and related allowance as of September 30, 2013 and December 31, 2012, and interest income recognized and average recorded investment for the three and nine months ended September 30, 2013 and 2012, for individually impaired loans.

	As of
	September 30, 2013				December 31, 2012
	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$130,662	$124,205	$24,146	$461	$132,754	$126,106	$28,610	$628
Government(3)	222	217	36	4	214	208	38	4
Alt-A	37,637	34,767	9,465	199	38,387	35,620	11,154	267
Other(4)	16,030	15,272	3,901	60	16,873	16,114	4,743	86
Total single-family	184,551	174,461	37,548	724	188,228	178,048	44,545	985
Multifamily	2,575	2,598	398	13	2,449	2,471	489	13
Total individually impaired loans with related allowance recorded	187,126	177,059	37,946	737	190,677	180,519	45,034	998

With no related allowance recorded:(5)
Single-family:
Primary(2)	13,901	12,042	—	—	16,222	13,901	—	—
Government(3)	112	113	—	—	104	104	—	—
Alt-A	3,330	2,423	—	—	3,994	2,822	—	—
Other(4)	1,004	817	—	—	1,218	977	—	—
Total single-family	18,347	15,395	—	—	21,538	17,804	—	—
Multifamily	1,958	1,966	—	—	2,056	2,068	—	—
Total individually impaired loans with no related allowance recorded	20,305	17,361	—	—	23,594	19,872	—	—
Total individually impaired loans(6)	$207,431	$194,420	$37,946	$737	$214,271	$200,391	$45,034	$998

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30,
	2013			2012
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$123,818	$1,081	$141	$115,042	$1,014	$157
Government(3)	215	3	—	197	3	—
Alt-A	34,865	274	31	32,875	259	35
Other(4)	15,352	104	12	15,523	110	15
Total single-family	174,250	1,462	184	163,637	1,386	207
Multifamily	2,633	32	—	2,420	31	1
Total individually impaired loans with related allowance recorded	176,883	1,494	184	166,057	1,417	208

With no related allowance recorded:(5)
Single-family:
Primary(2)	12,067	243	58	8,709	267	59
Government(3)	114	2	—	102	2	—
Alt-A	2,332	52	11	1,865	61	14
Other(4)	815	19	4	443	21	6
Total single-family	15,328	316	73	11,119	351	79
Multifamily	2,002	25	2	1,698	23	—
Total individually impaired loans with no related allowance recorded	17,330	341	75	12,817	374	79
Total individually impaired loans(6)	$194,213	$1,835	$259	$178,874	$1,791	$287

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013			2012
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$125,026	$3,276	$466	$112,050	$2,954	$479
Government(3)	213	8	—	220	9	—
Alt-A	35,231	826	105	32,050	765	109
Other(4)	15,672	321	41	15,348	330	49
Total single-family	176,142	4,431	612	159,668	4,058	637
Multifamily	2,621	99	1	2,551	96	2
Total individually impaired loans with related allowance recorded	178,763	4,530	613	162,219	4,154	639

With no related allowance recorded:(5)
Single-family:
Primary(2)	11,148	1,167	174	7,579	705	174
Government(3)	111	6	—	71	5	—
Alt-A	2,145	282	33	1,703	172	42
Other(4)	717	105	14	406	60	19
Total single-family	14,121	1,560	221	9,759	942	235
Multifamily	1,843	72	3	1,707	70	1
Total individually impaired loans with no related allowance recorded	15,964	1,632	224	11,466	1,012	236
Total individually impaired loans(6)	$194,727	$6,162	$837	$173,685	$5,166	$875
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)
Includes single-family loans restructured in a TDR with a recorded investment of $188.2 billion and $193.4 billion as of September 30, 2013 and December 31, 2012, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $904 million and $1.1 billion as of September 30, 2013 and December 31, 2012, respectively.

(7)
Total single-family interest income recognized of $1.8 billion and $1.7 billion for the three months ended September 30, 2013 and 2012, respectively, consists of $1.4 billion and $1.3 billion of contractual interest and $355 million and $444 million of effective yield adjustments. Total single-family interest income recognized of $6.0 billion and $5.0 billion for the nine months ended September 30, 2013 and 2012, respectively, consists of $4.3 billion and $3.7 billion of contractual interest and $1.7 billion and $1.3 billion of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended September 30, 2013 and 2012, the average term extension of a single-family modified loan was 156 months and 133 months, respectively, and the average interest rate reduction was 1.66 and 2.08 percentage points, respectively. During the nine months ended September 30, 2013 and 2012, the average term extension of a single-family modified loan was 152 months and 127 months, respectively, and the average interest rate reduction was 1.73 and 2.23 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	32,083	$4,831	165,395	$22,068
Government(3)	73	8	112	13
Alt-A	5,410	964	31,088	5,284
Other(4)	1,532	339	8,868	1,865
Total single-family	39,098	6,142	205,463	29,230
Multifamily	4	19	4	19
Total troubled debt restructurings	39,102	$6,161	205,467	$29,249

	For the Nine Months Ended September 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	101,638	$15,308	224,165	$32,022
Government(3)	253	29	314	41
Alt-A	17,695	3,134	42,026	7,537
Other(4)	5,230	1,161	12,721	2,823
Total single-family	124,816	19,632	279,226	42,423
Multifamily	29	187	25	152
Total troubled debt restructurings	124,845	$19,819	279,251	$42,575
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

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.
The following table displays the number of loans and recorded investment in loans that had a payment default for the three and nine months ended September 30, 2013 and 2012 and were modified in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale,

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

single-family loans with completed modifications that are two or more months delinquent during the period or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended September 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	12,591	$1,905	10,870	$1,798
Government(3)	33	5	51	8
Alt-A	2,744	491	1,854	377
Other(4)	849	184	841	196
Total single-family	16,217	2,585	13,616	2,379
Multifamily	3	44	1	9
Total TDRs that subsequently defaulted	16,220	$2,629	13,617	$2,388

	For the Nine Months Ended September 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	35,971	$5,521	33,446	$5,699
Government(3)	93	13	150	25
Alt-A	8,000	1,441	6,113	1,246
Other(4)	2,524	564	2,997	719
Total single-family	46,588	7,539	42,706	7,689
Multifamily	9	64	3	12
Total TDRs that subsequently defaulted	46,597	$7,603	42,709	$7,701
__________

(1)
Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable. Represents our recorded investment in the loan at time of payment default.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.
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
Individually impaired single-family loans currently include those restructured in a TDR and acquired credit-impaired loans. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate. However, if we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs and adjusted for estimated proceeds from mortgage, flood, or hazard insurance and other credit enhancements.
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
The following table displays changes in single-family, multifamily and total allowance for loan losses for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,
	2013			2012
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$44,332	$4,438	$48,770	$51,322	$10,812	$62,134
(Benefit) provision for loan losses(1)	(2,126)	(345)	(2,471)	3,104	(922)	2,182
Charge-offs(2)	(2,221)	(50)	(2,271)	(3,281)	(232)	(3,513)
Recoveries	257	37	294	323	27	350
Transfers(3)	549	(549)	—	1,372	(1,372)	—
Other(4)	132	22	154	710	34	744
Ending balance	$40,923	$3,553	$44,476	$53,550	$8,347	$61,897
Multifamily allowance for loan losses:
Beginning balance	$493	$380	$873	$760	$481	$1,241
Benefit for loan losses(1)	(24)	(105)	(129)	(75)	(24)	(99)
Charge-offs(2)	(54)	—	(54)	(28)	—	(28)
Transfers(3)	5	(5)	—	6	(6)	—
Other(4)	2	1	3	1	—	1
Ending balance	$422	$271	$693	$664	$451	$1,115
Total allowance for loan losses:
Beginning balance	$44,825	$4,818	$49,643	$52,082	$11,293	$63,375
(Benefit) provision for loan losses(1)	(2,150)	(450)	(2,600)	3,029	(946)	2,083
Charge-offs(2)(5)	(2,275)	(50)	(2,325)	(3,309)	(232)	(3,541)
Recoveries	257	37	294	323	27	350
Transfers(3)	554	(554)	—	1,378	(1,378)	—
Other(4)	134	23	157	711	34	745
Ending balance	$41,345	$3,824	$45,169	$54,214	$8,798	$63,012

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013			2012
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$49,848	$7,839	$57,687	$56,294	$14,339	$70,633
(Benefit) provision for loan losses(1)	(6,660)	(2,078)	(8,738)	1,260	(372)	888
Charge-offs(2)	(6,906)	(236)	(7,142)	(11,409)	(703)	(12,112)
Recoveries	1,750	388	2,138	1,185	136	1,321
Transfers(3)	2,440	(2,440)	—	5,172	(5,172)	—
Other(4)	451	80	531	1,048	119	1,167
Ending balance	$40,923	$3,553	$44,476	$53,550	$8,347	$61,897
Multifamily allowance for loan losses:
Beginning balance	$671	$437	$1,108	$1,015	$508	$1,523
Benefit for loan losses(1)	(151)	(144)	(295)	(177)	(35)	(212)
Charge-offs(2)	(121)	—	(121)	(216)	—	(216)
Transfers(3)	22	(22)	—	23	(23)	—
Other(4)	1	—	1	19	1	20
Ending balance	$422	$271	$693	$664	$451	$1,115
Total allowance for loan losses:
Beginning balance	$50,519	$8,276	$58,795	$57,309	$14,847	$72,156
(Benefit) provision for loan losses(1)	(6,811)	(2,222)	(9,033)	1,083	(407)	676
Charge-offs(2)(5)	(7,027)	(236)	(7,263)	(11,625)	(703)	(12,328)
Recoveries	1,750	388	2,138	1,185	136	1,321
Transfers(3)	2,462	(2,462)	—	5,195	(5,195)	—
Other(4)	452	80	532	1,067	120	1,187
Ending balance	$41,345	$3,824	$45,169	$54,214	$8,798	$63,012
__________

(1)	(Benefit) provision for loan losses is included in “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income.

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

(5)
Total charge-offs include accrued interest of $100 million and $198 million for the three months ended September 30, 2013 and 2012, respectively, and $337 million and $709 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the allowance for accrued interest receivable for loans of Fannie Mae was $1.1 billion and for loans of consolidated trusts was $113 million. As of December 31, 2012, the allowance for accrued interest receivable for loans of Fannie Mae was $1.5 billion and for loans of consolidated trusts was $192 million.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of September 30, 2013 and December 31, 2012.

	As of
	September 30, 2013			December 31, 2012
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$37,548	$398	$37,946	$44,545	$489	$45,034
Collectively reserved loans	6,928	295	7,223	13,142	619	13,761
Total allowance for loan losses	$44,476	$693	$45,169	$57,687	$1,108	$58,795

Recorded investment in loans by segment:(2)
Individually impaired loans(1)	$189,856	$4,564	$194,420	$195,852	$4,539	$200,391
Collectively reserved loans	2,675,212	183,524	2,858,736	2,620,568	186,512	2,807,080
Total recorded investment in loans	$2,865,068	$188,088	$3,053,156	$2,816,420	$191,051	$3,007,471
__________

(1)	Includes acquired credit-impaired loans.

(2)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities as of September 30, 2013 and December 31, 2012.

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$6,081	$6,248
Freddie Mac	2,163	2,793
Ginnie Mae	432	437
Alt-A private-label securities	1,495	1,330
Subprime private-label securities	1,411	1,319
CMBS	4,177	9,826
Mortgage revenue bonds	595	675
Other mortgage-related securities	110	117
Total mortgage-related securities	16,464	22,745
U.S. Treasury securities	16,396	17,950
Total trading securities	$32,860	$40,695

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays information about our net trading losses and gains for the three and nine months ended September 30, 2013 and 2012.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net trading (losses) gains	$(57)	$406	$111	$676
Net trading (losses) gains recorded in the period related to securities still held at period end	$(56)	$399	$155	$725
Available-for-Sale Securities
We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax as a component of “Other comprehensive (loss) income” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and nine months ended September 30, 2013 and 2012.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Gross realized gains	$1,338	$5	$1,520	$32
Gross realized losses	884	3	941	13
Total proceeds(1)	12,243	44	14,013	444
__________
s

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities we held as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$6,800	$446	$—	$(47)	$7,199
Freddie Mac	6,755	509	—	—	7,264
Ginnie Mae	543	82	—	—	625
Alt-A private-label securities	6,445	1,034	(78)	(2)	7,399
Subprime private-label securities	6,418	765	(144)	(74)	6,965
CMBS	2,651	132	—	—	2,783
Mortgage revenue bonds	6,107	51	(185)	(171)	5,802
Other mortgage-related securities	3,048	134	(20)	(199)	2,963
Total	$38,767	$3,153	$(427)	$(493)	$41,000

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of December 31, 2012
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$9,580	$871	$—	$(16)	$10,435
Freddie Mac	8,652	728	—	—	9,380
Ginnie Mae	645	106	—	—	751
Alt-A private-label securities	11,356	452	(637)	(96)	11,075
Subprime private-label securities	8,137	217	(669)	(238)	7,447
CMBS	12,284	824	—	(11)	13,097
Mortgage revenue bonds	7,782	157	(45)	(52)	7,842
Other mortgage-related securities	3,330	109	(18)	(267)	3,154
Total	$61,766	$3,464	$(1,369)	$(680)	$63,181
__________

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments as well as net other-than-temporary impairments (“OTTI”) recognized in our condensed consolidated statements of operations and comprehensive income.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(44)	$991	$(3)	$137
Alt-A private-label securities	(16)	436	(64)	618
Subprime private-label securities	(64)	851	(154)	1,581
Mortgage revenue bonds	(122)	1,580	(234)	1,008
Other mortgage-related securities	(1)	51	(218)	1,176
Total	$(247)	$3,909	$(673)	$4,520

	As of December 31, 2012
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$599	$(11)	$372
Alt-A private-label securities	(18)	541	(715)	4,465
Subprime private-label securities	(14)	243	(893)	5,058
CMBS	—	—	(11)	240
Mortgage revenue bonds	(3)	127	(94)	1,198
Other mortgage-related securities	(3)	95	(282)	1,529
Total	$(43)	$1,605	$(2,006)	$12,862
Other-Than-Temporary Impairments
We evaluate available-for-sale securities for other-than-temporary impairment on a quarterly basis. An other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. In such cases, we recognize in “Net other-than-temporary impairments” in our condensed consolidated statements of operations and comprehensive income, the entire difference between the amortized cost basis of the security and its fair value. An other-than-temporary impairment is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend or it is not more likely than not we will be required to sell the security before recovery. We separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize in “Net other-than-temporary impairments” in our condensed consolidated statements of operations and comprehensive income, and the amount related to all other factors, which we recognize in “Other comprehensive (loss) income,” net of applicable taxes.
The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. As of September 30, 2013, $673 million of gross unrealized losses on AFS securities had existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of September 30, 2013 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive income.” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of September 30, 2013 that was 87% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities with

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

unrealized losses of 12 consecutive months or longer. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.
The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012. Net other-than-temporary impairments include credit losses on debt securities we do not intend to sell and the excess of amortized cost over the fair value of debt securities we intend to sell.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Alt-A private-label securities	$23	$6	$29	$361
Subprime private-label securities	2	21	5	324
Other	2	11	8	16
Net other-than-temporary impairments(1)	$27	$38	$42	$701
__________

(1)
Includes $26 million of other-than-temporary impairments recognized in earnings for the three and nine months ended September 30, 2013, as we had the intent to sell the related securities before recovery of their amortized cost basis.

Net other-than-temporary impairments recognized in the three and nine months ended September 30, 2013 decreased compared with the three and nine months ended September 30, 2012. Net other-than-temporary impairment for the nine months ended September 30, 2012 reflects an update to the assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities, which resulted in a significant decrease in the net present value of projected cash flows. We updated our assumptions due to observable market trends, including extending the time it takes to liquidate the loans and increasing loss severity rates for loans where the servicers stopped advancing payments.
The following table displays activity related to the unrealized credit component on debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012. A related unrealized noncredit loss component of $7 million and $125 million for the three and nine months ended September 30, 2013, respectively, and related unrealized noncredit gain component of $21 million and $408 million for the three and nine months ended September 30, 2012, respectively, was recognized in “Other comprehensive (loss) income.”

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Balance, beginning of period	$8,964	$9,366	$9,214	$8,915
Additions for the credit component on debt securities for which OTTI was not previously recognized	—	11	7	13
Additions for the credit component on debt securities for which OTTI was previously recognized	1	27	9	688
Reductions for securities no longer in portfolio at period end	(457)	(1)	(540)	(3)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(193)	—	(193)	—
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(92)	(91)	(274)	(301)
Balance, end of period	$8,223	$9,312	$8,223	$9,312
As of September 30, 2013, those debt securities with other-than-temporary impairment that we recognized in our condensed consolidated statements of operations and comprehensive income consisted predominantly of Alt-A and subprime private-label securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We have recorded other-than-temporary impairments for the three and nine months ended September 30, 2013 based on this analysis. For securities that we determined were not other-than-temporarily impaired, we concluded that either the security had no projected credit loss or, if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.
The following table displays the modeled attributes, including default rates and severities, which are used to determine as of September 30, 2013 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

	As of September 30, 2013
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$452	$215	$1,048	$178	$592
Weighted-average collateral default(1)	30.7%	25.3%	10.1%	22.0%	15.4%
Weighted-average collateral severities(2)	55.8	52.4	51.4	41.1	37.3
Weighted-average voluntary prepayment rates(3)	7.3	8.1	11.8	8.6	8.7
Average credit enhancement(4)	47.2	5.5	11.2	20.1	6.7
2005:
Unpaid principal balance	$51	$827	$906	$425	$1,448
Weighted-average collateral default(1)	54.1%	38.0%	25.2%	37.8%	30.4%
Weighted-average collateral severities(2)	61.6	55.9	54.7	47.3	44.8
Weighted-average voluntary prepayment rates(3)	2.7	6.6	9.5	7.6	8.2
Average credit enhancement(4)	49.3	8.7	0.5	12.1	3.1
2006:
Unpaid principal balance	$9,656	$854	$424	$1,171	$1,288
Weighted-average collateral default(1)	58.1%	47.4%	27.3%	42.5%	21.8%
Weighted-average collateral severities(2)	63.4	50.7	56.4	49.9	43.4
Weighted-average voluntary prepayment rates(3)	2.3	5.3	7.2	6.9	8.9
Average credit enhancement(4)	11.8	5.7	0.1	0.7	0.0
2007 & After:
Unpaid principal balance	$483	$—	$—	$—	$91
Weighted-average collateral default(1)	53.8%	N/A	N/A	N/A	24.6%
Weighted-average collateral severities(2)	47.7	N/A	N/A	N/A	44.3
Weighted-average voluntary prepayment rates(3)	1.6	N/A	N/A	N/A	8.3
Average credit enhancement(4)	24.0	N/A	N/A	N/A	20.5
Total:
Unpaid principal balance	$10,642	$1,896	$2,378	$1,774	$3,419
Weighted-average collateral default(1)	56.7%	40.8%	18.9%	39.3%	24.4%
Weighted-average collateral severities(2)	62.5	52.9	54.3	48.8	43.5
Weighted-average voluntary prepayment rates(3)	2.4	6.2	10.1	7.2	8.6
Average credit enhancement(4)	14.0	7.0	5.2	5.3	3.0

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
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of September 30, 2013. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of September 30, 2013
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$6,800	$7,199	$—	$—	$321	$339	$488	$523	$5,991	$6,337
Freddie Mac	6,755	7,264	—	—	310	329	710	763	5,735	6,172
Ginnie Mae	543	625	—	—	1	1	22	26	520	598
Alt-A private-label securities	6,445	7,399	—	—	1	1	—	—	6,444	7,398
Subprime private-label securities	6,418	6,965	—	—	—	—	—	—	6,418	6,965
CMBS	2,651	2,783	—	—	2,543	2,672	—	—	108	111
Mortgage revenue bonds	6,107	5,802	34	36	279	284	577	580	5,217	4,902
Other mortgage-related securities	3,048	2,963	—	—	—	5	40	41	3,008	2,917
Total	$38,767	$41,000	$34	$36	$3,455	$3,631	$1,837	$1,933	$33,441	$35,400
Accumulated Other Comprehensive Income
The following table displays our accumulated other comprehensive income by major categories as of September 30, 2013 and December 31, 2012.

	As of
	September 30,	December 31,
	2013	2012
	(Dollars in millions)
Net unrealized gains on available-for-sale securities for which we have not recorded OTTI, net of tax	$476	$1,399
Net unrealized gains (losses) on available-for-sale securities for which we have recorded OTTI, net of tax	990	(465)
Prior service cost and actuarial losses, net of amortization for defined benefit plans, net of tax	(366)	(505)
Other losses	(30)	(45)
Accumulated other comprehensive income	$1,070	$384
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

For those guarantees recognized in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $44.0 billion and $50.6 billion as of September 30, 2013 and December 31, 2012, respectively.
In addition, we had maximum potential exposure of $7.6 billion and $8.3 billion for other guarantees not recognized in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of current accounting guidance on guaranty accounting.
The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheets was $12.3 billion and $13.3 billion as of September 30, 2013 and December 31, 2012, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $3.2 billion and $3.6 billion as of September 30, 2013 and December 31, 2012, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers see “Note 14, Concentrations of Credit Risk.”
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $1.2 billion and $1.8 billion as of September 30, 2013 and December 31, 2012, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
Risk Characteristics of our Book of Business
We gauge our performance risk under our guaranty based on the delinquency status and other risk characteristics of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.
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
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013(1)			As of December 31, 2012(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.40%	0.44%	2.75%	1.75%	0.63%	3.66%
Percentage of single-family conventional loans(4)	1.62	0.49	2.55	1.96	0.66	3.29

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2013(1)		December 31, 2012(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)
Estimated mark-to-market LTV ratio:
Greater than 100%	8%	12.84%	13%	13.42%
Geographical distribution:
Arizona	2	1.26	2	2.14
California	19	1.13	19	1.69
Florida	6	7.60	6	10.06
Nevada	1	4.70	1	6.70
Select Midwest states(6)	10	2.64	10	3.51
All other states	62	2.34	62	2.85
Product distribution:
Alt-A	5	9.70	6	11.36
Subprime	*	17.42	*	20.60
Vintages:
2005	4	7.51	5	7.79
2006	4	11.60	5	12.15
2007	5	12.48	7	12.99
2008	3	6.78	5	6.63
All other vintages	84	1.07	78	1.36
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	11.37	1	14.76
__________

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of September 30, 2013 and December 31, 2012.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process, as of September 30, 2013 and December 31, 2012.

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

(6)	Consists of Illinois, Indiana, Michigan, and Ohio.

	As of
	September 30, 2013(1)(2)		December 31, 2012(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.06%	0.18%	0.23%	0.24%

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2013(1)		December 31, 2012(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	4%	0.52%	4%	0.36%
Less than or equal to 80%	96	0.17	96	0.24
Original debt service coverage ratio:
Less than or equal to 1.10	7	0.18	8	0.22
Greater than 1.10	93	0.18	92	0.25
Current debt service coverage ratio less than 1.0(5)	3	2.64	5	2.11
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of September 30, 2013 and December 31, 2012 excluding loans that have been defeased.

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

7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held-for-sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property, net of the related valuation allowance, for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Balance as of beginning of period	$10,266	$10,387	$10,489	$11,373
Additions	4,422	4,090	12,185	11,957
Disposals	(3,171)	(4,144)	(10,917)	(12,705)
Write-downs, net of recoveries	(137)	(55)	(377)	(347)
Balance as of end of period(1)	$11,380	$10,278	$11,380	$10,278
__________

(1)	Includes valuation allowance of $564 million and $664 million as of September 30, 2013 and 2012, respectively.
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of September 30, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2013		December 31, 2012
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Fixed-rate short-term debt:
Discount notes(2)	$77,470	0.11%	$104,730	0.15%
Foreign exchange discount notes(3)	343	1.41	503	1.61
Total short-term debt of Fannie Mae	77,813	0.12	105,233	0.16
Debt of consolidated trusts	2,297	0.10	3,483	0.15
Total short-term debt	$80,110	0.11%	$108,716	0.16%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

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

Intraday Lines of Credit
We periodically use secured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $20.0 billion and $15.0 billion as of September 30, 2013 and December 31, 2012, respectively. We had no borrowings outstanding from these lines of credit as of September 30, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of September 30, 2013 and December 31, 2012.

	As of
	September 30, 2013			December 31, 2012
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2013 - 2030	$223,724	2.46%	2013 - 2030	$251,768	2.59%
Medium-term notes(2)	2013 - 2023	174,741	1.24	2013 - 2022	172,288	1.35
Foreign exchange notes and bonds	2021 - 2028	691	5.28	2021 - 2028	694	5.44
Other(3)(4)	2013 - 2038	39,082	4.95	2013 - 2038	40,819	4.99
Total senior fixed		438,238	2.20		465,569	2.35
Senior floating:
Medium-term notes(2)	2013 - 2019	43,895	0.21	2013 - 2019	38,633	0.27
Other(3)(4)	2020 - 2037	289	7.83	2020 - 2037	365	8.22
Total senior floating		44,184	0.26		38,998	0.33
Subordinated fixed:
Qualifying subordinated	2014	1,168	5.27	2013 - 2014	2,522	5.00
Subordinated debentures(5)	2019	3,427	9.92	2019	3,197	9.92
Total subordinated fixed		4,595	8.74		5,719	7.75
Secured borrowings(6)	2021 - 2022	280	1.86	2021 - 2022	345	1.87
Total long-term debt of Fannie Mae(7)		487,297	2.09		510,631	2.25
Debt of consolidated trusts(4)	2013 - 2053	2,672,714	3.21	2013 - 2052	2,570,170	3.36
Total long-term debt		$3,160,011	3.03%		$3,080,801	3.18%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes long-term debt that is not included in other debt categories.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

(5)	Consists of subordinated debt issued with an interest deferral feature.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)
Reported amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $5.1 billion and $6.0 billion as of September 30, 2013 and December 31, 2012, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

9. Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our OTC-cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of interest rate swaps and interest rate options.
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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of September 30, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of September 30, 2013				As of December 31, 2012
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$62,617	$4,030	$115,474	$(6,746)	$19,450	$270	$239,017	$(18,237)
Receive-fixed	93,232	4,231	166,071	(3,107)	231,346	10,514	57,190	(200)
Basis	28,199	66	1,200	—	23,199	151	1,700	—
Foreign currency	591	138	441	(31)	686	193	509	(45)
Swaptions:
Pay-fixed	33,150	374	54,525	(627)	33,050	102	36,225	(184)
Receive-fixed	11,750	790	54,525	(624)	15,970	3,572	36,225	(2,279)
Other(1)	1,269	27	12	—	7,374	26	13	(1)
Total gross risk management derivatives	230,808	9,656	392,248	(11,135)	331,075	14,828	370,879	(20,946)
Accrued interest receivable (payable)	—	1,029	—	(1,223)	—	1,242	—	(1,508)
Netting adjustment(2)	—	(9,275)	—	10,909	—	(15,791)	—	22,046
Total net risk management derivatives	$230,808	$1,410	$392,248	$(1,449)	$331,075	$279	$370,879	$(408)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$7,951	$99	$236	$(1)	$12,360	$27	$5,232	$(8)
Forward contracts to purchase mortgage-related securities	32,630	508	1,650	(5)	34,545	103	12,557	(23)
Forward contracts to sell mortgage-related securities	974	2	57,282	(906)	18,886	26	75,477	(266)
Total mortgage commitment derivatives	$41,555	$609	$59,168	$(912)	$65,791	$156	$93,266	$(297)
Derivatives at fair value	$272,363	$2,019	$451,416	$(2,361)	$396,866	$435	$464,145	$(705)
__________

(1)
Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $2.5 billion and $6.3 billion as of September 30, 2013 and December 31, 2012, respectively. Since the agreements related to clearing contracts through derivatives clearing organizations do not provide us with a legal right of offset, no netting adjustments have been made for those contracts. Cash collateral received was $884 million as of September 30, 2013. No cash collateral was received as of December 31, 2012.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position were $2.7 billion and $6.4 billion, for which we posted collateral of $2.5 billion and $6.3 billion in the normal course of business as of September 30, 2013 and December 31, 2012, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $179 million and $159 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of September 30, 2013 and December 31, 2012, respectively. A reduction

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our OTC-cleared derivatives contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three and nine months ended September 30, 2013 and 2012.

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(166)	$(2,272)	$8,328	$(6,955)
Receive-fixed	680	1,511	(6,359)	4,185
Basis	(2)	42	(52)	98
Foreign currency	58	61	(67)	70
Swaptions:
Pay-fixed	148	51	(303)	108
Receive-fixed	(3)	123	265	374
Other(1)	(2)	(24)	23	(30)
Total risk management derivatives fair value gains (losses), net	713	(508)	1,835	(2,150)
Mortgage commitment derivatives fair value (losses) gains, net	(169)	(816)	459	(1,583)
Total derivatives fair value gains (losses), net	$544	$(1,324)	$2,294	$(3,733)
__________

(1)	Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our OTC derivative transactions mainly through master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty, and by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. However, for derivative contracts cleared through a derivatives clearing organization, the related agreements are not master netting arrangements.
See “Note 15, Netting Arrangements” for information on our rights to offset assets and liabilities as of September 30, 2013 and December 31, 2012.
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
After weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of March 31, 2013. Therefore, we concluded that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that were expected to be released against income before federal income taxes for the remainder of the year. However, as of September 30, 2013, we retained $447 million of the valuation allowance that pertains to our capital loss carryforwards, which we believe will expire unused. We recognized a benefit for federal income taxes of $47.2 billion in our condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2013 primarily due to the release of the valuation allowance. We expect that the remaining valuation allowance not related to capital loss carryforwards will be released against income before federal income taxes during the three months ended December 31, 2013.
The positive evidence that weighed in favor of releasing the allowance as of March 31, 2013 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	our profitability in 2012 and for the three months ended March 31, 2013 and our expectations regarding the sustainability of these profits;

•	our three-year cumulative income position as of March 31, 2013;

•	the strong credit profile of the loans we have acquired since 2009;

•	the significant size of our guaranty book of business and our contractual rights for future revenue from this book of business;

•	our taxable income for 2012 and our expectations regarding the likelihood of future taxable income; and

•	that our net operating loss carryforwards will not expire until 2030 through 2031. We anticipate that we will utilize all of these carryforwards by the end of 2013.
As discussed in “Note 10, Income Taxes” in our 2012 Form 10-K, releasing all or a portion of the valuation allowance in any period after December 31, 2012 did not reduce the funding available to us under the senior preferred stock purchase agreement and therefore did not result in regulatory actions that would limit our business operations to ensure our safety and soundness. In addition, we transitioned from a three-year cumulative loss position over the three years ended December 31, 2012 to a three-year cumulative income position over the three years ended March 31, 2013. The change in these conditions during the three months ended March 31, 2013 removed negative evidence that supported maintaining the valuation allowance against our net deferred tax assets as of December 31, 2012. The balance of our net deferred tax assets was $48.3 billion as of September 30, 2013 compared with net deferred tax liabilities of $509 million as of December 31, 2012.
(Provision) Benefit for Federal Income Taxes
For the three months ended June 30, 2013 and September 30, 2013, we updated our estimates of income before federal income taxes for 2013 and determined they were greater than our estimate used as of March 31, 2013. Therefore, we recognized a provision for federal income taxes in both the three months ended June 30, 2013 and September 30, 2013 based on our updated estimates. For the nine months ended September 30, 2013, we recognized a benefit for federal income taxes of $47.2 billion. We did not recognize a provision or benefit for federal income taxes for the three or nine months ended September 30, 2012. Starting in 2014, we expect that our effective tax rate will approach the statutory tax rate.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

11. Earnings (Loss) Per Share
The following table displays the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars and shares in millions, except per share amounts)
Net income	$8,744	$1,813	$77,524	$9,650
Less: Net (income) loss attributable to noncontrolling interest	(7)	8	(18)	4
Net income attributable to Fannie Mae	8,737	1,821	77,506	9,654
Dividends distributed or available for distribution to senior preferred stockholder(1)	(8,617)	(2,929)	(78,228)	(8,675)
Net income (loss) attributable to common stockholders	$120	$(1,108)	$(722)	$979
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762	5,762
Convertible preferred stock	131	—	—	131
Weighted-average common shares outstanding—Diluted(2)	5,893	5,762	5,762	5,893
Earnings (loss) per share:
Basic	$0.02	$(0.19)	$(0.13)	$0.17
Diluted	$0.02	$(0.19)	$(0.13)	$0.17
__________

(1)
Represents our required dividend payments to Treasury under the terms of the senior preferred stock purchase agreement. For the three months ended September 30, 2013, the dividend is calculated based on our net worth as of September 30, 2013 less the applicable capital reserve amount of $3.0 billion and for the nine months ended September 30, 2013, we add dividends paid related to 2013 to this amount. For the three and nine months ended September 30, 2012, an annual dividend rate of 10% on the aggregate liquidation preference was used to calculate the dividend.

(2)
Includes 4.6 billion of weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2013.

In 2012, the terms of the senior preferred stock purchase agreement were amended to ultimately require the payment of our entire net worth to Treasury. On September 30, 2013 we paid Treasury a senior preferred stock dividend of $10.2 billion for the third quarter of 2013. By December 31, 2013, we will pay Treasury a senior preferred stock dividend for the fourth quarter of 2013 of $8.6 billion, which equals the excess of our net worth as of September 30, 2013 over a $3.0 billion capital reserve amount applicable in 2013 under the terms of our senior preferred stock purchase agreement.
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
As of March 31, 2013, we released the valuation allowance for our deferred tax assets, except for amounts that will be released against income before federal income taxes for the remainder of the year and the portion of the valuation allowance

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

that pertains to our capital loss carryforwards. This resulted in a significant benefit for income taxes during the nine months ended September 30, 2013. See “Note 10, Income Taxes” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets. The benefit for income taxes allocated to each business segment for the nine months ended September 30, 2013 primarily represents the release of the valuation allowance against deferred tax assets that primarily are directly attributable to that segment based on the nature of the item. For Single-Family, we attributed the benefit of the valuation allowance release against deferred tax assets primarily related to the allowance for loan losses and guaranty fee income. For Multifamily, we attributed the benefit of the valuation allowance release against deferred tax assets primarily related to partnership and other equity investment losses and credits. For the Capital Markets group, we attributed the benefit of the valuation allowance release against deferred tax assets primarily related to debt and derivative instruments and mortgage and mortgage-related assets.
The following tables display our business segment financial results for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30, 2013
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(152)	$(31)	$2,311	$3,085		$369	(3)	$5,582
Benefit for credit losses	2,471	138	—	—		—		2,609
Net interest income after benefit for credit losses	2,319	107	2,311	3,085		369		8,191
Guaranty fee income (expense)	2,719	311	(273)	(1,345)	(4)	(1,361)	(4)	51	(4)
Investment gains, net	1	3	1,590	77		(1,023)	(5)	648
Net other-than-temporary impairments	—	—	(27)	—		—		(27)
Fair value (losses) gains, net	(2)	—	371	(120)		86	(6)	335
Debt extinguishment gains, net	—	—	54	38		—		92
Gains from partnership investments	—	121	—	—		7		128	(7)
Fee and other income (expense)	151	26	525	(84)		72		690
Administrative expenses	(436)	(73)	(137)	—		—		(646)
Foreclosed property income (expense)	1,171	(6)	—	—		—		1,165
Other expenses	(427)	(3)	(19)	—		(79)		(528)
Income before federal income taxes	5,496	486	4,395	1,651		(1,929)		10,099
Provision for federal income taxes	(751)	(8)	(596)	—		—		(1,355)
Net income	4,745	478	3,799	1,651		(1,929)		8,744
Less: Net income attributable to noncontrolling interest	—	—	—	—		(7)	(8)	(7)
Net income attributable to Fannie Mae	$4,745	$478	$3,799	$1,651		$(1,936)		$8,737

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2013
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$318	$(59)	$7,733	$8,303		$1,258	(3)	$17,553
Benefit for credit losses	8,605	344	—	—		—		8,949
Net interest income after benefit for credit losses	8,923	285	7,733	8,303		1,258		26,502
Guaranty fee income (expense)	7,638	902	(855)	(3,832)	(4)	(3,697)	(4)	156	(4)
Investment gains (losses), net	4	14	3,837	(79)		(2,720)	(5)	1,056
Net other-than-temporary impairments	—	—	(42)	—		—		(42)
Fair value (losses) gains, net	(5)	—	2,087	(538)		454	(6)	1,998
Debt extinguishment gains, net	—	—	17	79		—		96
Gains from partnership investments	—	284	—	—		18		302	(7)
Fee and other income (expense)	502	115	1,129	(254)		146		1,638
Administrative expenses	(1,281)	(210)	(422)	—		—		(1,913)
Foreclosed property income	1,752	5	—	—		—		1,757
Other (expenses) income	(1,168)	(2)	31	—		(118)		(1,257)
Income before federal income taxes	16,365	1,393	13,515	3,679		(4,659)		30,293
Benefit for federal income taxes(9)	29,777	7,970	9,484	—		—		47,231
Net income	46,142	9,363	22,999	3,679		(4,659)		77,524
Less: Net income attributable to noncontrolling interest	—	—	—	—		(18)	(8)	(18)
Net income attributable to Fannie Mae	$46,142	$9,363	$22,999	$3,679		$(4,677)		$77,506

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(192)	$(1)	$3,247	$1,778		$485	(3)	$5,317
(Provision) benefit for credit losses	(2,176)	97	—	—		—		(2,079)
Net interest (loss) income after (provision) benefit for credit losses	(2,368)	96	3,247	1,778		485		3,238
Guaranty fee income (expense)	2,014	265	(319)	(1,219)	(4)	(685)	(4)	56	(4)
Investment gains (losses), net	5	11	2,201	(64)		(2,019)	(5)	134
Net other-than-temporary impairments	—	—	(38)	—		—		(38)
Fair value losses, net	(1)	—	(961)	(58)		—	(6)	(1,020)
Debt extinguishment losses, net	—	—	(46)	(8)		—		(54)
Gains from partnership investments	—	43	—	—		(8)		35	(7)
Fee and other income (expense)	181	55	185	(94)		(5)		322
Administrative expenses	(397)	(70)	(121)	—		—		(588)
Foreclosed property income	46	2	—	—		—		48
Other expenses	(290)	(7)	(6)	—		(17)		(320)
(Loss) income before federal income taxes	(810)	395	4,142	335		(2,249)		1,813
(Provision) benefit for federal income taxes	(12)	32	(20)	—		—		—
Net (loss) income	(822)	427	4,122	335		(2,249)		1,813
Less: Net loss attributable to noncontrolling interest	—	—	—	—		8	(8)	8
Net (loss) income attributable to Fannie Mae	$(822)	$427	$4,122	$335		$(2,241)		$1,821

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(786)	$(14)	$10,231	$5,078		$1,433	(3)	$15,942
(Provision) benefit for credit losses	(1,273)	235	—	—		—		(1,038)
Net interest (loss) income after (provision) benefit for credit losses	(2,059)	221	10,231	5,078		1,433		14,904
Guaranty fee income (expense)	5,895	760	(977)	(3,584)	(4)	(1,918)	(4)	176	(4)
Investment gains, net	8	23	4,666	50		(4,366)	(5)	381
Net other-than-temporary impairments	—	—	(699)	(2)		—		(701)
Fair value losses, net	(5)	—	(3,252)	(66)		137	(6)	(3,186)
Debt extinguishment (losses) gains, net	—	—	(218)	37		—		(181)
Gains from partnership investments	—	72	—	—		(4)		68	(7)
Fee and other income (expense)	588	151	551	(302)		(16)		972
Administrative expenses	(1,159)	(194)	(366)	—		—		(1,719)
Foreclosed property (expense) income	(227)	6	—	—		—		(221)
Other expenses	(765)	(7)	(17)	—		(54)		(843)
Income before federal income taxes	2,276	1,032	9,919	1,211		(4,788)		9,650
(Provision) benefit for federal income taxes	(12)	32	(20)	—		—		—
Net income	2,264	1,064	9,899	1,211		(4,788)		9,650
Less: Net loss attributable to noncontrolling interest	—	—	—	—		4	(8)	4
Net income attributable to Fannie Mae	$2,264	$1,064	$9,899	$1,211		$(4,784)		$9,654
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

(2)
Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that are retained in the Capital Markets group’s mortgage portfolio that on a GAAP basis are eliminated.

(4)
Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our condensed consolidated statements of operations and comprehensive income.

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

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets group’s mortgage portfolio.

(7)	Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income.

(8)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our condensed consolidated balance sheets.

(9)	Primarily represents the release of the valuation allowance for our deferred tax assets that primarily are directly attributable to each segment based on the nature of the item.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

13. Equity
The following table displays the activity in other comprehensive (loss) income, net of tax, by major categories for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net income	$8,744	$1,813	$77,524	$9,650
Other comprehensive (loss) income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $37 and $386, respectively, for the three months ended and net of tax of $433 and $536, respectively, for the nine months ended)	70	719	805	974
Reclassification adjustment for other-than-temporary impairments recognized in net income (net of tax of $10 and $13, respectively, for the three months ended and net of tax of $15 and $245, respectively, for the nine months ended)	17	25	27	456
Reclassification adjustment for gains on available-for-sale securities included in net income (net of tax of $119 and $2 for the three months ended and net of tax of $162 and $8, respectively, for the nine months ended)	(220)	(3)	(300)	(14)
Other (1)	(1)	5	154	20
Total other comprehensive (loss) income	(134)	746	686	1,436
Total comprehensive income	$8,610	$2,559	$78,210	$11,086
___________
(1) Primarily represents activity from our defined benefit pension plans.
The table below displays changes in accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2013.

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	Available-for-Sale Securities(1)	Other(2)	Total	Available-for-Sale Securities(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$1,599	$(395)	$1,204	$934	$(550)	$384
Other comprehensive income (loss) before reclassifications	70	(1)	69	805	144	949
Amounts reclassified from other comprehensive income	(203)	—	(203)	(273)	10	(263)
Net other comprehensive (loss) income	(133)	(1)	(134)	532	154	686
Ending balance	$1,466	$(396)	$1,070	$1,466	$(396)	$1,070
__________

(1)	The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an available-for-sale security or the recognition of a net impairment recognized in earnings.

(2)	Primarily represents activity from our defined benefit pension plans.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays reclassifications from accumulated other comprehensive income, net of tax, including the affected line item in our condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2013.

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
	(Dollars in millions)
Net other-than-temporary-impairments (net of tax of $10 and $15, respectively)	$17	$27
Investment gains, net (net of tax of $119 and $162, respectively)	(220)	(300)
Salaries and employee benefits (net of tax of $- and $5, respectively)	—	10
Total	$(203)	$(263)
14. Concentrations of Credit Risk
Mortgage Sellers/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers/servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 50% of our single-family guaranty book of business as of September 30, 2013, compared with approximately 57% as of December 31, 2012. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 66% of our multifamily guaranty book of business as of September 30, 2013, compared with approximately 67% as of December 31, 2012.
If a significant mortgage seller/servicer counterparty, or a number of mortgage sellers/servicers fails to meet their obligations to us, it could result in a significant increase in our credit losses and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $99.3 billion and $91.7 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2013 and December 31, 2012, respectively, which represented 3% of our single-family guaranty book of business as of September 30, 2013 and December 31, 2012. Our primary mortgage insurance coverage risk in force was $98.3 billion and $90.5 billion as of September 30, 2013 and December 31, 2012, respectively. Our pool mortgage insurance coverage risk in force was $1.0 billion and $1.2 billion as of September 30, 2013 and December 31, 2012, respectively. Our top six mortgage insurance companies provided 91% and 93% of our mortgage insurance as of September 30, 2013 and December 31, 2012, respectively.
Of our primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Corporation (“Triad”) are under various forms of supervised control by their state regulators and are in run-off. These three mortgage insurers provided a combined $15.5 billion, or 16%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2013.
Genworth Mortgage Insurance Corporation (“Genworth”) had been operating pursuant to waivers of state regulatory capital requirements applicable to its main insurance writing entity, as its capital had fallen below applicable state regulatory capital requirements. Genworth subsequently announced that, as of June 30, 2013, its risk-to-capital ratio met the regulatory capital requirements of all or most jurisdictions where it conducts business. We previously approved a subsidiary of Genworth to write new insurance in certain states where Genworth was unable to obtain a waiver of the state regulatory capital requirement.
Mortgage Guaranty Insurance Corporation (“MGIC”) and Radian Guaranty, Inc. (“Radian”) announced that they received additional capital contributions in March 2013. As of September 30, 2013, MGIC announced that it expects to meet the capital requirements where it conducts business. Radian met the capital requirements where it conducts business as of June 30, 2013.
Although the financial condition of some of our mortgage insurer counterparties continued to improve, there is still significant risk that our mortgage insurer counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.
Our total loss reserves incorporate an estimated recovery amount from mortgage insurance coverage. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due mortgage insurance benefit for collectibility in order to ensure that our total loss reserves reflect probable losses as of the balance sheet date. The following table displays the amount by which our estimated benefit from mortgage insurance as of September 30, 2013 and December 31, 2012 reduced our total loss reserves as of those dates.

	As of
	September 30, 2013	December 31, 2012
	(Dollars in millions)
Contractual mortgage insurance benefit	$7,117	$9,993
Less: Collectibility adjustment(1)	459	708
Estimated benefit included in total loss reserves	$6,658	$9,285
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
We had outstanding receivables of $2.5 billion recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2013 and $3.7 billion as of December 31, 2012 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $554 million as of September 30, 2013 and $1.1 billion as of December 31, 2012 was due from our mortgage sellers/servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $598 million as of September 30, 2013 and $551 million as of December 31, 2012. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of September 30, 2013 and December 31, 2012. We received proceeds from private mortgage insurers (and, in cases where policies were rescinded or canceled or coverage was denied by the mortgage insurer, from mortgage sellers/servicers) for single-family loans of $1.1 billion and $4.4 billion for the three and nine months ended September 30, 2013, respectively, and $1.1 billion and $3.6 billion for three and nine months ended September 30, 2012, respectively.
For information on credit risk associated with our derivative transactions and repurchase agreements refer to “Note 15, Netting Arrangements.”

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

15. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The table below displays information related to derivatives and securities purchased under agreements to resell or similar arrangements which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$9,314	$(9,275)	$39		$—	$(21)	$18
Mortgage related commitment derivatives	609	—	609		(287)	(10)	312
Total derivative assets	$9,923	$(9,275)	$648	(4)	$(287)	$(31)	$330
Securities purchased under agreements to resell or similar arrangements(5)	$57,800	$—	$57,800		$—	$(57,800)	$—
Total assets	$67,723	$(9,275)	$58,448		$(287)	$(57,831)	$330

Liabilities:
OTC risk management derivatives	$(11,104)	$10,909	$(195)		$—	$—	$(195)
Mortgage related commitment derivatives	(912)	—	(912)		287	—	(625)
Total liabilities	$(12,016)	$10,909	$(1,107)	(4)	$287	$—	$(820)

	As of December 31, 2012
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments (2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$15,853	$(15,791)	$62		$—	$(48)	$14
Mortgage related commitment derivatives	156	—	156		(92)	(2)	62
Total derivative assets	$16,009	$(15,791)	$218	(4)	$(92)	$(50)	$76
Securities purchased under agreements to resell or similar arrangements(5)	$45,750	$—	$45,750		$—	$(45,750)	$—
Total assets	$61,759	$(15,791)	$45,968		$(92)	$(45,800)	$76

Liabilities:
OTC risk management derivatives	$(22,204)	$22,046	$(158)		$—	$—	$(158)
Mortgage related commitment derivatives	(297)	—	(297)		92	—	(205)
Total liabilities	$(22,501)	$22,046	$(455)	(4)	$92	$—	$(363)

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

(3)	Represents collateral posted or received that has neither been recognized nor offset in our condensed consolidated balance sheets. Does not include collateral held in excess of our exposure.

(4)
Excludes derivative assets of $1.4 billion and $217 million and derivative liabilities of $1.3 billion and $250 million recognized in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively, that are not subject to an enforceable master netting arrangement or similar agreement.

(5)
Includes $17.5 billion and $13.3 billion of securities purchased under agreements to resell or similar arrangements classified as “cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our condensed consolidated balance sheets. The fair value of non-cash collateral accepted for OTC risk management derivatives was $23 million and $54 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $58.1 billion and $46.2 billion, of which $44.8 billion and $25.0 billion could be sold or repledged as of September 30, 2013 and December 31, 2012, respectively. None of the underlying collateral was sold or repledged as of September 30, 2013 and December 31, 2012. We did not have any securities sold under agreements to repurchase as of September 30, 2013 and December 31, 2012.
We determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, based on the contractual arrangements entered into with our individual counterparties. The following is a description, under various agreements, of the nature of those rights and their effect or potential effect on our financial position.
The terms of the majority of our contracts for OTC risk management derivatives are governed under master agreements of the International Swaps and Derivatives Association Inc. (“ISDA”). These agreements provide that all transactions entered into under the agreement with the counterparty constitute a single contractual relationship. An event of default by the counterparty allows the early termination of all outstanding transactions under the same ISDA agreement and we may offset all outstanding amounts related to the terminated transactions including collateral posted or received.
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
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of September 30, 2013 and December 31, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$6,035	$46	$—	$6,081
Freddie Mac	—	2,162	1	—	2,163
Ginnie Mae	—	430	2	—	432
Alt-A private-label securities	—	975	520	—	1,495
Subprime private-label securities	—	—	1,411	—	1,411
CMBS	—	4,177	—	—	4,177
Mortgage revenue bonds	—	—	595	—	595
Other	—	—	110	—	110
U.S. Treasury securities	16,396	—	—	—	16,396
Total trading securities	16,396	13,779	2,685	—	32,860
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	7,191	8	—	7,199
Freddie Mac	—	7,255	9	—	7,264
Ginnie Mae	—	624	1	—	625
Alt-A private-label securities	—	4,160	3,239	—	7,399
Subprime private-label securities	—	—	6,965	—	6,965
CMBS	—	2,783	—	—	2,783
Mortgage revenue bonds	—	3	5,799	—	5,802
Other	—	5	2,958	—	2,963
Total available-for-sale securities	—	22,021	18,979	—	41,000
Mortgage loans of consolidated trusts	—	11,241	2,636	—	13,877
Other assets:
Risk management derivatives:
Swaps	—	9,434	60	—	9,494
Swaptions	—	1,164	—	—	1,164
Other	—	—	27	—	27
Netting adjustment	—	—	—	(9,275)	(9,275)
Mortgage commitment derivatives	—	604	5	—	609
Total other assets	—	11,202	92	(9,275)	2,019
Total assets at fair value	$16,396	$58,243	$24,392	$(9,275)	$89,756

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$360	$—	$—	$360
Senior floating	—	—	324	—	324
Total of Fannie Mae	—	360	324	—	684
Of consolidated trusts	—	13,849	565	—	14,414
Total long-term debt	—	14,209	889	—	15,098
Other liabilities:
Risk management derivatives:
Swaps	—	10,992	115	—	11,107
Swaptions	—	1,251	—	—	1,251
Netting adjustment	—	—	—	(10,909)	(10,909)
Mortgage commitment derivatives	—	909	3	—	912
Total other liabilities	—	13,152	118	(10,909)	2,361
Total liabilities at fair value	$—	$27,361	$1,007	$(10,909)	$17,459

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
The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income for Level 3 assets and liabilities for the three and nine months ended September 30, 2013 and 2012. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2013
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2013(5)
	Balance, June 30, 2013	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$52	$(2)	$—	$—	$—	$—	$(4)	$—	$—	$46	$(2)
Freddie Mac	2	—	—	—	—	—	(1)	—	—	1	—
Ginnie Mae	2	—	—	—	—	—	—	(2)	2	2	—
Alt-A private-label securities	703	88	—	—	—	—	(42)	(229)	—	520	63
Subprime private-label securities	1,488	12	—	—	(50)	—	(39)	—	—	1,411	10
Mortgage revenue bonds	603	(3)	—	—	—	—	(5)	—	—	595	(4)
Other	109	2	—	—	—	—	(1)	—	—	110	2
Total trading securities	$2,959	$97	$—	$—	$(50)	$—	$(92)	$(231)	$2	$2,685	$69

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$10	$—	$—	$—	$—	$—	$(2)	$—	$—	$8	$—
Freddie Mac	9	—	—	—	—	—	—	(1)	1	9	—
Ginnie Mae	—	—	—	—	—	—	—	—	1	1	—
Alt-A private-label securities	7,008	120	(55)	—	(2,663)	—	(263)	(1,150)	242	3,239	—
Subprime private-label securities	7,862	(25)	327	312	(1,269)	—	(242)	—	—	6,965	—
Mortgage revenue bonds	6,400	(10)	(83)	—	—	—	(508)	—	—	5,799	—
Other	3,051	3	(5)	—	—	—	(91)	—	—	2,958	—
Total available-for-sale securities	$24,340	$88	$184	$312	$(3,932)	$—	$(1,106)	$(1,151)	$244	$18,979	$—

Mortgage loans of consolidated trusts	$2,961	$187	$—	$52	$(393)	$—	$(114)	$(192)	$135	$2,636	$19
Net derivatives	(49)	2	—	—	—	—	21	—	—	(26)	(7)
Long-term debt:
Of Fannie Mae:
Senior floating	$(337)	$13	$—	$—	$—	$—	$—	$—	$—	$(324)	$13
Of consolidated trusts	(1,077)	(121)	—	—	—	—	405	234	(6)	(565)	3
Total long-term debt	$(1,414)	$(108)	$—	$—	$—	$—	$405	$234	$(6)	$(889)	$16

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2013
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2013(5)
	Balance, December 31, 2012	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$(8)	$—	$—	$—	$—	$(14)	$—	$—	$46	$(8)
Freddie Mac	2	—	—	—	—	—	(1)	—	—	1	—
Ginnie Mae	1	—	—	—	—	—	(1)	(2)	4	2	—
Alt-A private label securities	104	215	—	—	—	—	(97)	(435)	733	520	183
Subprime private-label securities	1,319	251	—	—	(50)	—	(109)	—	—	1,411	245
Mortgage revenue bonds	675	(72)	—	—	—	—	(8)	—	—	595	(72)
Other	117	(2)	—	—	—	—	(5)	—	—	110	(2)
Total trading securities	$2,286	$384	$—	$—	$(50)	$—	$(235)	$(437)	$737	$2,685	$346

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$29	$—	$(1)	$—	$—	$—	$(6)	$(14)	$—	$8	$—
Freddie Mac	10	—	(1)	—	—	—	(1)	(1)	2	9	—
Ginnie Mae	—	—	—	—	—	—	—	—	1	1	—
Alt-A private-label securities	6,564	140	412	—	(2,663)	—	(932)	(3,115)	2,833	3,239	—
Subprime private-label securities	7,447	65	1,238	312	(1,269)	—	(828)	—	—	6,965	—
Mortgage revenue bonds	7,837	—	(365)	—	(19)	—	(1,654)	—	—	5,799	—
Other	3,147	8	94	—	—	—	(291)	—	—	2,958	—
Total available-for-sale securities	$25,034	$213	$1,377	$312	$(3,951)	$—	$(3,712)	$(3,130)	$2,836	$18,979	$—

Mortgage loans of consolidated trusts	$2,634	$244	$—	$295	$(393)	$—	$(348)	$(281)	$485	$2,636	$18
Net derivatives	14	(127)	—	—	—	—	75	16	(4)	(26)	(38)
Long-term debt:
Of Fannie Mae:
Senior floating	$(400)	$76	$—	$—	$—	$—	$—	$—	$—	$(324)	$76
Of consolidated trusts	(1,128)	(241)	—	—	—	(20)	510	404	(90)	(565)	(71)
Total long-term debt	$(1,528)	$(165)	$—	$—	$—	$(20)	$510	$404	$(90)	$(889)	$5

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2012
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2012(5)
	Balance, June 30, 2012	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$82	$(1)	$—	$—	$—	$—	$(5)	$—	$—	$76	$(1)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Ginnie Mae	—	—	—	—	—	—	—	—	1	1	—
Alt-A private label securities	188	12	—	—	—	—	(19)	(54)	303	430	7
Subprime private-label securities	1,226	78	—	—	—	—	(39)	—	—	1,265	78
Mortgage revenue bonds	689	(5)	—	—	—	—	(3)	—	—	681	(5)
Other	118	1	—	—	—	—	(1)	—	—	118	1
Total trading securities	$2,305	$85	$—	$—	$—	$—	$(67)	$(54)	$304	$2,573	$80

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$34	$—	$—	$35	$(35)	$—	$(2)	$—	$—	$32	$—
Freddie Mac	11	—	—	—	—	—	(1)	—	—	10	—
Alt-A private-label securities	6,456	5	179	—	—	—	(263)	(769)	954	6,562	—
Subprime private-label securities	7,230	27	434	—	—	—	(319)	—	—	7,372	—
Mortgage revenue bonds	9,353	2	7	29	(29)	—	(693)	—	—	8,669	—
Other	3,244	(7)	50	—	—	—	(92)	—	—	3,195	—
Total available-for-sale securities	$26,328	$27	$670	$64	$(64)	$—	$(1,370)	$(769)	$954	$25,840	$—

Mortgage loans of consolidated trusts	$2,331	$96	$—	$146	$—	$—	$(123)	$(60)	$26	$2,416	$87
Net derivatives	74	(1)	—	—	—	(2)	(41)	—	—	30	(9)
Long-term debt:
Of Fannie Mae:
Senior floating	$(412)	$(19)	$—	$—	$—	$—	$—	$—	$—	$(431)	$(19)
Of consolidated trusts	(1,319)	(47)	—	—	—	(38)	69	62	(152)	(1,425)	(40)
Total long-term debt	$(1,731)	$(66)	$—	$—	$—	$(38)	$69	$62	$(152)	$(1,856)	$(59)

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
__________

(1)
(Losses) gains included in other comprehensive income are included in “Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes” in the condensed consolidated statements of operations and comprehensive income.

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
The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended September 30, 2013
	Interest Income	Fair Value Gains, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$62	$181	$(11)	$34	$266
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2013	$—	$97	$—	$—	$97

	For the Nine Months Ended September 30, 2013
	Interest Income	Fair Value Gains, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$187	$342	$(20)	$40	$549
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2013	$—	$331	$—	$—	$331

	For the Three Months Ended September 30, 2012
	Interest Income	Fair Value Gains, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$60	$117	$(37)	$1	$141
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2012	$—	$99	$—	$—	$99

	For the Nine Months Ended September 30, 2012
	Interest Income	Fair Value Gains, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$205	$237	$(476)	$9	$(25)
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2012	$—	$94	$—	$—	$94

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Nonrecurring Changes in Fair Value
The following tables display assets measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment) as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements as of September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$136	$143	$279
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	19,232	19,232
Of consolidated trusts	—	—	94	94
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,780	1,780
Acquired property, net:
Single-family	—	—	3,499	3,499
Multifamily	—	—	88	88
Other assets	—	—	98	98
Total nonrecurring fair value measurements	$—	$136	$24,934	$25,070

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$104	$135	$239
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	23,314	23,314
Of consolidated trusts	—	—	227	227
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,624	1,624
Acquired property, net:
Single-family	—	—	3,692	3,692
Multifamily	—	—	74	74
Other assets	—	—	384	384
Total nonrecurring fair value measurements	$—	$104	$29,450	$29,554
_________

(1)	Excludes estimated recoveries from mortgage insurance proceeds.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements as of September 30, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	Other						$49
Alt-A private-label securities	Consensus	Default Rate (%)	10.8			10.8
		Prepayment Speed (%)	8.4			8.4
		Severity (%)	70.3			70.3	145
	Consensus						270
	Discounted Cash Flow	Default Rate (%)	10.7	-	10.8	10.8
		Prepayment Speed (%)	4.3	-	8.4	7.2
		Severity (%)	70.3	-	80.0	73.1	105
Total Alt-A private-label securities							520
Subprime private-label securities	Consensus	Default Rate (%)	7.4	-	11.1	8.7
		Prepayment Speed (%)	0.8	-	4.5	2.5
		Severity (%)	67.3	-	90.5	77.9
		Spreads (bps)	375.0	-	555.0	407.0	465
	Consensus						906
	Single Vendor						40
Total subprime private-label securities							1,411
Mortgage revenue bonds	Discounted Cash Flow	Spreads (bps)	290.0	-	405.0	345.9	563
	Other						32
Total mortgage revenue bonds							595
Other	Single Vendor						110
Total trading securities							$2,685

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	Other						$18
Alt-A private-label securities	Single Vendor						90
	Consensus	Default Rate (%)	0.0	-	14.2	4.2
		Prepayment Speed (%)	0.1	-	31.7	13.5
		Severity (%)	0.1	-	92.3	61.5
		Spreads (bps)	275.0	-	555.0	407.2	1,886
	Consensus						1,117
	Discounted Cash Flow						146
Total Alt-A private-label securities							3,239
Subprime private-label securities	Consensus	Default Rate (%)	0.0	-	16.1	8.2
		Prepayment Speed (%)	0.0	-	18.7	4.8
		Severity (%)	10.2	-	99.2	80.6
		Spreads (bps)	175.0	-	530.0	429.6	2,549
	Consensus						3,882
	Discounted Cash Flow	Default Rate (%)	0.0	-	9.1	5.2
		Prepayment Speed (%)	0.0	-	36.2	6.3
		Severity (%)	65.0	-	100.0	79.8
		Spreads (bps)	225.0	-	350.0	316.4	433
	Other						101
Total subprime private-label securities							6,965
Mortgage revenue bonds	Single Vendor	Spreads (bps)	44.2	-	520.0	197.2	2,004
	Single Vendor						1,721
	Discounted Cash Flow	Spreads (bps)	96.3	-	545.0	330.0	2,031
	Other						43
Total mortgage revenue bonds							5,799
Other	Consensus	Default Rate (%)	0.0	-	5.0	4.7
		Prepayment Speed (%)	3.0	-	13.8	3.7
		Severity (%)	65.0	-	85.0	83.7
		Spreads (bps)	350.0	-	679.0	481.7	405
	Consensus						569
	Other						1,984
Total other							2,958
Total available-for-sale securities							$18,979

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted Average(1)	Fair Value
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	Build-Up	Default Rate (%)	0.1	-	93.3	17.0
		Prepayment Speed (%)	3.3	-	33.4	15.4
		Severity (%)	3.3	-	95.4	27.3	$1,798
	Consensus	Default Rate (%)	0.0	-	21.7	5.2
		Prepayment Speed (%)	2.2	-	31.8	12.8
		Severity (%)	39.3	-	86.5	45.6
		Spreads (bps)	225.0	-	975.0	390.8	142
	Consensus						243
	Discounted Cash Flow	Default Rate (%)	2.8	-	20.3	8.8
		Prepayment Speed (%)	0.0	-	12.3	5.7
		Severity (%)	39.3	-	92.2	67.3
		Spreads (bps)	225.0	-	513.0	311.2	264
Total single-family							2,447
Multifamily	Build-Up	Spreads (bps)	79.0	-	274.4	129.3	189
Total mortgage loans of consolidated trusts							$2,636
Net derivatives	Internal Model						$(82)
	Dealer Mark						54
	Other						2
Total net derivatives							$(26)
Long-term debt:
Of Fannie Mae:
Senior floating	Discounted Cash Flow						$(324)
Of consolidated trusts	Consensus	Default Rate (%)	0.0	-	21.7	5.2
		Prepayment Speed (%)	2.2	-	31.8	12.7
		Severity (%)	39.3	-	86.5	46.0
		Spreads (bps)	225.0	-	975.0	396.3	(149)
	Consensus						(278)
	Single Vendor						(65)
	Other						(73)
Total of consolidated trusts							(565)
Total long-term debt							$(889)

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
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

		Fair Value as of
	Valuation Techniques	September 30, 2013	December 31, 2012
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$143	$135
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	19,232	23,314
Of consolidated trusts	Internal Model	94	227
Multifamily mortgage loans held for investment, at amortized cost	Appraisals	89	194
	Broker Price Opinions	354	395
	Asset Manager Estimate	1,320	1,001
	Other	17	34
Total multifamily mortgage loans held for investment, at amortized cost		1,780	1,624
Acquired property, net:
Single-family	Accepted Offers	582	787
	Appraisals	1,310	467
	Walk Forwards	673	1,348
	Internal Model	870	1,014
	Other	64	76
Total single-family		3,499	3,692
Multifamily	Accepted Offers	10	20
	Appraisals	43	8
	Broker Price Opinions	35	46
Total multifamily		88	74
Other assets	Appraisals	26	8
	Walk Forwards	7	43
	Internal Model	63	203
	Other	2	130
Total other assets		98	384
Total nonrecurring assets at fair value		$24,934	$29,450
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
For private-label securities, an increase in unobservable prepayment speeds in isolation would generally result in an increase in fair value, and an increase in unobservable spreads, severity rates or default rates in isolation would generally result in a decrease in fair value. For mortgage revenue bonds classified as Level 3 of the valuation hierarchy, an increase in unobservable spreads would result in a decrease in fair value. Although the sensitivities of the fair value of our recurring Level 3 securities of the valuation hierarchy to various unobservable inputs are discussed above in isolation, interrelationships exist among these inputs such that a change in one unobservable input typically results in a change to one or more of the other inputs.
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
A description of our loan valuation techniques is as follows:
Build-up: The fair value of performing loans represents an estimate of the prices we would receive if we were to securitize those loans in the GSE securitization market. We derive the fair value of mortgage loans using a build-up valuation technique. In the build-up valuation technique we start with the base value for our Fannie Mae MBS then we add or subtract the fair value of the associated guaranty asset, guaranty obligation (“GO”) and master servicing arrangement. We use observable market values of Fannie Mae MBS with similar characteristics, either on a pool or loan level, determined primarily from third party pricing services, quoted market prices in active markets for similar securities, and other observable market data as a base value. We set the GO equal to the estimated fair value we would receive if we were to issue our guaranty to an unrelated party in a stand-alone arm’s length transaction at the measurement date. We estimate the fair value of the GO using our internal valuation models, which calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions such as current mark-to-market LTV ratios, future house prices, default rates, severity rates and required rate of return. We also estimate the fair value of the GO using our current guaranty pricing and adjust that pricing, as appropriate, for the seasoning of the collateral when such transactions reflect credit characteristics of loans held in our portfolio. As a result, the fair value of our mortgage loans will change when the pricing for our credit guaranty changes in the GSE securitization market.
Our performing loans are generally classified as Level 2 of the valuation hierarchy to the extent that significant inputs are observable. To the extent that unobservable inputs are significant, the loans are classified as Level 3 of the valuation hierarchy.
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
We estimate the fair value for a portion of our senior-subordinated trust structures using the average of two or more vendor prices at the security level as a proxy for estimating loan fair value. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
Single Vendor: We estimate the fair value of a portion of our senior-subordinated trust structures using the single vendor valuation technique at the security level as a proxy for estimating loan fair value. We also estimate the fair value of our reverse mortgages using the single vendor valuation technique. This valuation technique estimates fair value based upon prices received from one specific vendor. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of September 30, 2013, these methodologies comprised approximately 79% of our valuations, while accepted offers comprised approximately 17% of our valuations. Based on the number of properties measured as of December 31, 2012, these methodologies comprised approximately 78% of our valuations, while accepted offers comprised approximately 20% of our valuations.
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
Dealer Mark: Certain highly complex structured swaps primarily use a single dealer mark due to lack of transparency in the market and may be modeled using observable interest rates and volatility levels as well as significant unobservable assumptions, resulting in Level 3 classification of the valuation hierarchy. Mortgage commitment derivatives that use observable market data, quotes and actual transaction price levels adjusted for market movement are typically classified as Level 2 of the valuation hierarchy. To the extent mortgage commitment derivatives include adjustments for market movement that cannot be corroborated by observable market data, we classify them as Level 3 of the valuation hierarchy.
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
Our Enterprise Models Group develops models that are used in estimating the fair value of assets and liabilities for financial reporting purposes. In addition, our Model Oversight Committee (“MOC”) facilitates the cross-functional coordination and effectiveness of our modeling efforts in terms of research, model use and risk governance. The MOC is comprised of senior representatives from Underwriting and Pricing, Capital Markets, Multifamily, Credit Portfolio Management, Enterprise Risk Management and Finance and is co-chaired by our Chief Risk Officer and our Head of Enterprise Business Analytics. Our Model Risk Oversight Group is responsible for establishing risk management controls and for reviewing models used in the determination of fair value measurements for financial reporting.
During the three months ended September 30, 2013, the Pricing Group and the Price Verification Group within our Finance Division were merged to form the Pricing and Verification Group. The Pricing and Verification Group resides within our Finance Division and is independent of any trading or market related activities. The Pricing and Verification Group is responsible for the estimation and verification of the fair value for the majority of our financial assets and financial liabilities including review of material assumptions used when market-based inputs do not exist. The Pricing and Verification Group also provides a quarterly update to the Valuation Oversight Committee (“VOC”) on relevant market information, pricing trends, significant valuation challenges and the resolution of those challenges. Fair value measurements for acquired property and collateral dependent loans are determined by other valuation groups in the Finance Division.
Our VOC includes senior representation from our Capital Markets segment, our Enterprise Risk Office and our Finance division, and is responsible for providing overall governance for our valuation processes and results. The composition of the VOC is determined by the VOC chair, our Chief Financial Officer, with the objective of obtaining appropriate representation from Finance, Enterprise Risk Management and select business units within Fannie Mae. Based on its review of valuation methodologies and fair value results for various financial instruments used for financial reporting, the VOC is responsible for advising the VOC chair, who has the ultimate responsibility over all valuation processes and results. The VOC also reviews trend analysis for various financial assets and liabilities on a quarterly basis.
We use third-party vendor prices and dealer quotes to estimate fair value of some of our financial assets and liabilities. Third-party vendor prices are primarily used to estimate fair value for trading securities, available-for-sale securities, debt of Fannie Mae and consolidated MBS debt. Our Pricing and Verification Group performs various review and validation procedures prior to utilizing these prices in our fair value estimation process. We verify selected prices, using a variety of methods, including corroborating the prices by reference to other independent market data, such as non-binding broker or dealer quotations, relevant benchmark indices and prices of similar instruments. We also review prices for reasonableness based on variations from prices provided in previous periods, comparing prices to internally estimated prices, using primarily a discounted cash flow approach, and conducting relative value comparisons based on specific characteristics of securities.
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
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of September 30, 2013 and December 31, 2012. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of September 30, 2013
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$62,309	$44,809	$17,500	$—	$—	$62,309
Federal funds sold and securities purchased under agreements to resell or similar arrangements	40,300	—	40,300	—	—	40,300
Trading securities	32,860	16,396	13,779	2,685	—	32,860
Available-for-sale securities	41,000	—	22,021	18,979	—	41,000
Mortgage loans held for sale	998	—	223	802	—	1,025
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	271,923	—	33,998	223,365	—	257,363
Of consolidated trusts	2,740,259	—	2,583,993	170,452	—	2,754,445
Mortgage loans held for investment	3,012,182	—	2,617,991	393,817	—	3,011,808
Advances to lenders	3,633	—	3,050	548	—	3,598
Derivative assets at fair value	2,019	—	11,202	92	(9,275)	2,019
Guaranty assets and buy-ups	271	—	—	684	—	684
Total financial assets	$3,195,572	$61,205	$2,726,066	$417,607	$(9,275)	$3,195,603

Financial liabilities:
Short-term debt:
Of Fannie Mae	$77,813	$—	$77,830	$—	$—	$77,830
Of consolidated trusts	2,297	—	—	2,297	—	2,297
Long-term debt:
Of Fannie Mae	487,297	—	498,046	962	—	499,008
Of consolidated trusts	2,672,714	—	2,691,156	13,082	—	2,704,238
Derivative liabilities at fair value	2,361	—	13,152	118	(10,909)	2,361
Guaranty obligations	502	—	—	2,472	—	2,472
Total financial liabilities	$3,242,984	$—	$3,280,184	$18,931	$(10,909)	$3,288,206

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
Financial Instruments for which fair value approximates carrying value—We hold certain financial instruments that are not carried at fair value but for which the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, the majority of advances to lenders, and federal funds and securities sold/purchased under agreements to repurchase/resell (exclusive of dollar roll repurchase transactions).
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $6.9 billion as of September 30, 2013. The total fair value of the loans in our retained mortgage portfolio that have been refinanced under HARP as of September 30, 2013 as presented in the table above is $307.1 billion.
Fair Value Option
We elected the fair value option for loans that contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from the respective loan.

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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of September 30, 2013 and December 31, 2012.

	As of
	September 30, 2013			December 31, 2012
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$13,877	$684	$14,414	$10,800	$793	$11,647
Unpaid principal balance	13,904	658	13,428	10,657	674	10,803
__________

(1)
Includes nonaccrual loans with a fair value of $177 million and $273 million as of September 30, 2013 and December 31, 2012, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2013 and December 31, 2012 was $97 million and $189 million, respectively. Includes loans that are 90 days or more past due with a fair value of $273 million and $386 million as of September 30, 2013 and December 31, 2012, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2013 and December 31, 2012 was $98 million and $201 million, respectively.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $81 million and $100 million as of September 30, 2013 and December 31, 2012, respectively.
Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,
	2013			2012
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$(94)	$1	$(93)	$12	$(7)	$5
Other changes in fair value	143	(138)	5	23	(71)	(48)
Fair value (losses) gains, net	$49	$(137)	$(88)	$35	$(78)	$(43)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013			2012
	Loans	Long-Term Debt	Total Losses	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$(93)	$(2)	$(95)	$89	$(9)	$80
Other changes in fair value	(563)	267	(296)	(80)	(28)	(108)
Fair value (losses) gains, net	$(656)	$265	$(391)	$9	$(37)	$(28)
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
We have substantial and valid defenses to the claims in the proceedings described below and intend to defend these matters vigorously. However, legal actions and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Accordingly, the outcome of any given matter and the amount or range of potential loss at particular points in time is frequently difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel view the evidence and applicable law. Further, FHFA adopted a regulation in 2011, which provides, in part, that while we are in conservatorship, FHFA will not pay claims by our current or former shareholders, unless the Director of FHFA determines it is in the interest of the conservatorship. The presence of this regulation and the Director of FHFA’s assertion that FHFA will not pay claims asserted in certain cases discussed below while we are in conservatorship creates additional uncertainty in those cases.
We establish a reserve for matters when a loss is probable and we can reasonably estimate the amount of such loss. For legal actions or proceedings where there is only a reasonable possibility that a loss may be incurred, or where we are not currently able to estimate the reasonably possible loss or range of losses we do not establish a reserve. We are often unable to estimate the possible losses or ranges of losses, particularly for proceedings that are in their early stages of development, where plaintiffs seek substantial or indeterminate damages, where there may be novel or unsettled legal questions relevant to the proceedings, or where settlement negotiations have not occurred or progressed. Further, as noted above, FHFA’s regulation and the Director of FHFA’s assertion creates additional uncertainty with respect to certain cases.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

In addition to the matters specifically described below, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. We have advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to our bylaws and indemnification agreements.
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
On April 10, 2013, the parties reached an agreement in principle to settle this litigation, subject to court approval. Fannie Mae’s portion of the proposed settlement will not have a material impact on our results of operations or financial condition. On May 7, 2013, the parties filed a stipulation of settlement with the court. On June 7, 2013, the court granted preliminary approval of the settlement, approved the form and manner of notice to the class, stayed non-settlement related proceedings, and set certain other deadlines related to the settlement. On October 31, 2013, the court held a hearing to evaluate the fairness of the settlement to the class. Final approval of the settlement is pending with the court.
2008 Class Action Lawsuits and Related Proceedings
Fannie Mae is a defendant in two consolidated class actions filed in 2008 and currently pending in the U.S. District Court for the Southern District of New York—In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. On February 11, 2009, the Judicial Panel on Multidistrict Litigation ordered that the cases be coordinated for pretrial proceedings. In addition, two individual securities actions involving related facts and circumstances—Comprehensive Investment Services v. Mudd and Smith v. Fannie Mae—were later filed and ultimately transferred to the same court for coordination with the class actions.
In addition to these proceedings, certain underwriters have notified us that they have been named in various other actions arising out of certain of Fannie Mae’s preferred stock offerings and may seek indemnification for any losses arising out of those actions pursuant to the terms of our underwriting agreements with them.
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
Given the stage of this lawsuit, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
In re 2008 Fannie Mae ERISA Litigation
In a consolidated complaint filed in 2009, plaintiffs allege that certain of our current and former officers and directors, including members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors during the relevant time periods, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs, and injunctive and other equitable relief. On February 1, 2012, plaintiffs sought leave to amend their complaint to add new factual allegations and the court granted plaintiffs’ motion. Plaintiffs filed an amended complaint on March 2, 2012 adding two current Board members and then-CEO Michael J. Williams as defendants. On October 22, 2012, the court granted in part and denied in part defendants’ motions to dismiss. The court dismissed with prejudice claims against seven former and current directors and officers who joined the Board of Directors or Benefit Plans Committee after Fannie Mae was placed into conservatorship. The court allowed plaintiffs’ breach of fiduciary duty and failure to monitor claims to go forward, but dismissed plaintiffs’ conflict of interest claim. On September 23, 2013, defendants filed a motion asking the court to reconsider its October 22, 2012 order in light of the U.S. Court of Appeals for the Second Circuit’s decision in Rinehart v. Akers (In re Lehman Bros. ERISA Litigation), 722 F.3d 137 (2d Cir. 2013). Discovery is ongoing.
Given the stage of this lawsuit, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Comprehensive Investment Services v. Mudd
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
Given the stage of this lawsuit, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Smith v. Fannie Mae
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
Given the stage of this lawsuit, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Senior Preferred Stock Purchase Agreements Litigation
Four lawsuits pertaining to the senior preferred stock purchase agreements have been filed by preferred shareholders against us and FHFA as our conservator in the U.S. District Court for the District of Columbia. Cacciapelle v. Fannie Mae, brought by shareholders Joseph Cacciapelle and Melvin Bareiss, was filed on July 29, 2013. American European Insurance Company v. Fannie Mae was filed on July 30, 2013. Borodkin v. Fannie Mae, brought by shareholder Barry Borodkin, and Arrowood Indemnity Company v. Fannie Mae were filed on September 20, 2013. Freddie Mac is also a defendant in Cacciapelle, American European Insurance Company, and Arrowood Indemnity Company, and the U.S. Treasury is a defendant in Arrowood Indemnity Company. Plaintiffs bring claims for breach of contract and breach of the implied covenant of good faith and fair dealing, alleging that the amendments to the terms of the senior preferred stock purchase agreements on August 17, 2012 providing that Fannie Mae and Freddie Mac would pay dividends equal to their entire net worth (minus a specified capital reserve amount) (“the net worth sweep provisions”) nullified certain rights of the preferred shareholders, particularly the right to receive dividends. Plaintiffs in three lawsuits, Cacciapelle, American European Insurance Company and Borodkin seek to represent a class of all shareholders who held preferred stock prior to and as of the public announcement of the August 17, 2012 amendment. Plaintiffs seek damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
In addition, two putative class and derivative actions have been filed in the U.S. District Court for the District of Columbia by preferred shareholders against Fannie Mae, both as a defendant and derivatively on our behalf against FHFA and the U.S. Treasury. These lawsuits are Dennis v. FHFA, filed on August 5, 2013, and Marneu v. FHFA, filed on September 18, 2013. Plaintiffs bring claims for breach of contract and breach of the implied covenant of good faith and fair dealing against us, and breach of fiduciary duty claims on our behalf against FHFA and Treasury, alleging that the net worth sweep provisions nullified certain rights of the preferred shareholders, particularly the right to receive dividends. Plaintiffs in Dennis seek to represent a class of all shareholders who held Series S and Series T preferred stock prior to August 17, 2012; plaintiffs in Marneu seek to represent a class of all shareholders who held preferred or common stock prior to August 17, 2012. Plaintiffs seek damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees. A motion to consolidate the class action lawsuits and appoint lead plaintiffs’ counsel is pending with the court.
Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Housing Trust Fund
On July 9, 2013, plaintiffs Angela Samuels, Rossana Torres, Danielle Stelluto, the National Low Income Housing Coalition and the Right to the City Alliance filed a complaint against FHFA and the Acting Director of FHFA in the U.S. District Court for the Southern District of Florida. We are not a party to this lawsuit. The complaint challenges FHFA’s decision to suspend Fannie Mae’s and Freddie Mac’s contributions to HUD’s Housing Trust Fund. The Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”), which was enacted on July 30, 2008, requires Fannie Mae and Freddie Mac to set aside an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of their total new business

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

purchases to fund the Housing Trust Fund and the Capital Magnet Fund, with 65% of this amount allocated to the Housing Trust Fund and the remaining 35% allocated to the Capital Magnet Fund. The 2008 Reform Act authorizes the Director of FHFA to temporarily suspend these allocations in specified circumstances. In November 2008, FHFA suspended allocations for these funds and directed Fannie Mae and Freddie Mac to not set aside or allocate funds for the Housing Trust Fund and Capital Magnet Fund until further notice.
Plaintiffs’ complaint alleges that FHFA’s directives ordering Fannie Mae and Freddie Mac to suspend payments to the Housing Trust Fund, and FHFA’s failure to review its decision to suspend payments once Fannie Mae’s and Freddie Mac’s financial circumstances changed, violated the Administrative Procedure Act. Plaintiffs request that the court: (1) vacate and set aside FHFA’s decision to indefinitely suspend payments by Fannie Mae and Freddie Mac to the Housing Trust Fund; (2) declare that FHFA’s actions violated the Administrative Procedure Act; (3) order FHFA to instruct Fannie Mae and Freddie Mac to proceed as if FHFA’s suspension of payments to the Housing Trust Fund had never taken place; and (4) award reasonable attorneys’ fees and costs to the plaintiffs. On October 16, 2013, FHFA filed a motion to dismiss the complaint.
We cannot predict the course or the outcome of this lawsuit, or the actions FHFA may take in response.
18. Subsequent Events
On October 25, 2013, we, along with FHFA and Freddie Mac, entered into a settlement agreement with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and certain related individuals and entities (collectively with JPMorgan Chase, the “JPMorgan Chase parties”) over legal claims relating to private-label securities that we purchased from them. Under the agreement, the JPMorgan Chase parties agreed to pay us $1.3 billion in the three months ended December 31, 2013.
On October 25, 2013, we entered into an agreement (the “resolution agreement”) with JPMorgan Chase to resolve certain repurchase requests arising from breaches of selling representations and warranties. The resolution agreement primarily resolved our outstanding and expected future repurchase requests arising from breaches of selling representations and warranties on specified single-family loans delivered to us by JPMorgan Chase that were originated between January 1, 2000 and December 31, 2008. As a result, JPMorgan Chase will make a cash payment to us of $670 million in the three months ended December 31, 2013 and will be released from repurchase liability for these loans, with certain exceptions. JPMorgan Chase remains obligated for certain other contractual responsibilities under the resolution agreement.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2013, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2013 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2013 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2013 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2013 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2013 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2013 (“Third Quarter 2013 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2013 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Third Quarter 2013 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2013 Form 10-Q and had no objection to our filing the Third Quarter 2013 Form 10-Q.

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
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since June 30, 2013 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2012 Form 10-K, our First Quarter 2013 Form 10-Q and our Second Quarter 2013 Form 10-Q. We also provide information regarding material legal proceedings in “Note 17, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. Except for matters that have been settled, we presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2012 Form 10-K, our First Quarter 2013 Form 10-Q or our Second Quarter 2013 Form 10-Q. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
FHFA Private-Label Mortgage-Related Securities Litigation
As we disclosed in our 2012 Form 10-K in “Legal Proceedings,” in the third quarter of 2011, FHFA, as conservator for us and for Freddie Mac, filed lawsuits on behalf of us and Freddie Mac against various financial institutions, their officers and affiliated and unaffiliated underwriters that were responsible for marketing and selling private-label mortgage-related securities to us. The lawsuits seek to recover losses we and Freddie Mac incurred on the securities. The lawsuits allege that the defendants violated federal and state securities laws and, in some cases, committed fraud by making material misstatements and omissions regarding the characteristics of the loans underlying the securities in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac.
On July 25, 2013, we, along with FHFA and Freddie Mac, entered into a settlement agreement with UBS Americas Inc. (“UBS”) and certain related entities and individuals resolving the UBS case and certain other claims in exchange for a payment of $885 million. UBS paid us $416 million and Freddie Mac $469 million. On July 30, 2013, the district court entered a voluntary order dismissing the case.
In FHFA’s case against The Royal Bank of Scotland Group PLC and certain related entities and individuals, which is pending in U.S. District Court for the District of Connecticut, the court denied defendants’ motion to dismiss on September 30, 2013.
On October 25, 2013, we, along with FHFA and Freddie Mac, entered into a settlement agreement with JPMorgan Chase and certain related entities and individuals (collectively with JPMorgan Chase, the “JPMorgan Chase parties”) resolving the JPMorgan case, which is pending in the Southern District of New York, and certain other claims in exchange for a payment of $4 billion. The JPMorgan Chase parties agreed to pay us approximately $1.3 billion and Freddie Mac approximately $2.7 billion.
Senior Preferred Stock Purchase Agreements Litigation
Several lawsuits have been filed against FHFA, Treasury and, in some cases, Fannie Mae, challenging decisions by the federal agencies regarding conservatorship and amendments to Treasury’s senior preferred stock purchase agreements with Fannie Mae and Freddie Mac. In addition to those cases described in “Note 17, Commitments and Contingencies,” Fannie Mae is a nominal defendant in two shareholder derivative actions against the United States in the U.S. Court of Federal Claims. In these cases, plaintiffs allege that the provisions of third amendment of the senior preferred stock purchase agreements that require Fannie Mae and Freddie Mac to pay dividends equal to their entire net worth (minus a specified capital reserve amount) (“the net worth sweep provisions”) constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. Plaintiffs request just compensation to Fannie Mae in an unspecified amount. The two cases are Fisher v. United States of America and Shipmon v. United States of America, filed on September 12, 2013.

LIBOR Lawsuit
On October 31, 2013, Fannie Mae filed a lawsuit in the U.S. District Court for the Southern District of New York against Barclays Bank PLC, UBS AG, The Royal Bank of Scotland Group PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, Credit Suisse Group AG, Credit Suisse International, Bank of America Corp., Bank of America, N.A., Citigroup Inc., Citibank, N.A., J.P. Morgan Chase & Co., J.P. Morgan Chase Bank, N.A., Coöperative Centrale Raiffeisen-Boerenleenbank B.A., the British Bankers Association and BBA LIBOR Ltd. alleging they manipulated LIBOR. The complaint alleges, among other things, that the banks submitted false borrowing costs to the BBA in order to suppress LIBOR. The complaint seeks compensatory and punitive damages based on claims for breach of contract, breach of the implied duty of good faith and fair dealing, fraud and conspiracy to commit fraud.
Discontinuation of Investigation into Multifamily Asset Stabilization Program
As we disclosed in our 2012 Form 10‑K, the FHFA OIG and the Department of Justice Civil Division had been conducting an investigation with regard to a multifamily agreement with The Related Companies, L.P. (the “Multifamily Asset Stabilization Program”). This investigation has been discontinued.
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
PMI, RMIC and Triad are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. PMI and RMIC have been paying only a portion of policyholder claims and deferring the remaining portion. Currently, PMI is paying 55% of claims under its mortgage insurance policies in cash and is deferring the remaining 45%, and RMIC is paying 60% of claims in cash and deferring the remaining 40%. It is uncertain when, or if, PMI or RMIC will be permitted to begin paying deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. In October 2013, a court approved a petition by Triad’s regulator for a new plan of rehabilitation that will increase the amount of cash Triad pays on policyholder claims from 60% to 75%, as well as pay 37.5% of Triad’s outstanding deferred payment obligations (bringing payment on those claims to 75%). The new plan provides that these payments will constitute payment in full by Triad and it will no longer be obligated to pay policyholders more than 75% on claims, except in specified limited circumstances. PMI, RMIC and Triad provided a combined $15.5 billion, or 16%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2013.
Genworth had been operating pursuant to waivers of state regulatory capital requirements applicable to its main insurance writing entity, as its capital had fallen below applicable state regulatory capital requirements. Genworth subsequently announced that, as of June 30, 2013, its risk-to-capital ratio met the regulatory capital requirements of all or most jurisdictions where it conducts business.
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

Some mortgage insurers have explored corporate restructurings designed to provide relief from risk-to-capital limits in certain states. We have approved several restructurings so that certain of our mortgage insurer counterparties or their subsidiaries could continue to write new business. A restructuring plan that would involve contributing capital to a subsidiary of a mortgage insurer could result in less liquidity available to the mortgage insurer to pay claims on its existing book of business and an increased risk that the mortgage insurer will not pay its claims in full in the future.
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
A decrease in the credit ratings on our senior unsecured debt could have an adverse effect on our ability to issue debt on reasonable terms, and would likely do so if such a decrease were not based on a similar action on the credit ratings of the U.S. government. A decrease in our credit ratings also could trigger additional collateral requirements under our derivatives contracts.
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
On August 5, 2011, S&P lowered the long-term sovereign credit rating on the U.S. to “AA+.” As a result of this action, and because we directly rely on the U.S. government for capital support, on August 8, 2011, S&P lowered our long-term senior debt rating to “AA+” with a negative outlook. Previously, our long-term senior debt had been rated by S&P as “AAA” and had been on CreditWatch Negative. S&P affirmed our short-term senior debt rating of “A-1+” and removed it from CreditWatch Negative. On June 10, 2013, S&P revised its outlook on the long-term rating on the U.S. from negative to stable and affirmed its “AA+” long-term sovereign credit rating on the U.S. As a result, on June 10, 2013, S&P also revised its outlook on our issue-level rating from negative to stable and affirmed its “AA+” rating on our long-term senior debt.
After the U.S. government’s statutory debt limit was raised on August 2, 2011, Moody’s confirmed the U.S. government’s rating and our long-term senior debt rating. Moody’s also removed the designation that these ratings were under review for possible downgrade. At that time, Moody’s revised the outlook for both the U.S. government’s rating and our long-term senior debt rating to negative. On July 18, 2013, Moody’s moved the outlook for both the U.S. government’s rating and our long-term senior debt rating back to stable, replacing the negative outlook that had been in place since August 2011. Moody’s also affirmed the “Aaa” rating of both the U.S. government and our long-term senior debt.
On November 28, 2011, Fitch affirmed the long-term issuer default rating and senior unsecured debt rating of Fannie Mae at “AAA,” but revised its ratings outlook on Fannie Mae’s long-term issuer default rating to Negative from Stable. This action followed a similar action by Fitch on the United States sovereign rating. On October 16, 2013, Fitch placed our long-term senior debt, short-term senior debt, and qualifying subordinated debt ratings on “Rating Watch Negative,” again following a similar action on the debt ratings of the U.S. government. A rating being placed on Rating Watch is typically event-driven and indicates there is a heightened probability of a rating change. Fitch noted that it placed our long-term debt, short-term debt, and qualifying subordinated debt on “Rating Watch Negative” due to our direct financial support from the U.S. government.
As of October 30, 2013, our long-term debt continued to be rated “AA+” by S&P, “Aaa” by Moody’s and “AAA” by Fitch. S&P, Moody’s and Fitch have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government. We currently cannot predict whether one or more of these rating agencies will downgrade our debt ratings in the future, nor can we predict the potential impact. Although S&P’s downgrade of our credit rating has not increased our borrowing costs or limited our access to the debt capital markets to date, an additional reduction in our credit ratings could have a material adverse impact on our access to debt funding or on the cost of our debt funding, and would likely do so if it were not based on a similar action on the credit ratings of the U.S. government.

An additional reduction in our credit ratings may also trigger additional collateral requirements under our derivative contracts because a majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position as of September 30, 2013 was $2.7 billion, for which we posted collateral of $2.5 billion in the normal course of business. If our senior unsecured debt had been downgraded to AA or Aa1, or even to AA- or Aa2, we would not have been required to post any additional collateral under these agreements as of September 30, 2013. If all of the credit-risk-related contingency features underlying these agreements had been triggered, an additional $179 million would have been required either to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of September 30, 2013. An additional reduction in our credit ratings also could cause derivatives clearing organizations or their members to demand that we post additional collateral for our OTC-cleared derivative contracts. Further, an additional reduction in our credit ratings may materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”
Basel III and U.S. capital and liquidity rules could materially and adversely affect demand by banks for our debt and MBS securities in the future and otherwise could affect the future business practices of our customers and counterparties.
Recently proposed bank liquidity requirements may adversely affect demand by banks for Fannie Mae debt and MBS securities in the future, which could in turn have a material adverse effect on our business, results of operations, financial condition, liquidity or net worth. Basel III, a set of global regulatory standards on bank capital adequacy and liquidity developed by the Basel Committee on Banking Supervision, was initially issued in December 2010. Basel III generally narrowed the definition of capital that can be used to meet risk-based standards and raised the amount of capital that must be held by banks. Basel III also established liquidity requirements for banks. In January 2013, the Basel Committee revised these liquidity rules to require banks subject to Basel III to hold a specified level of high-quality liquid assets, no more than 40% of which may be composed of certain types of assets, including debt and mortgage-related securities of Fannie Mae, Freddie Mac and the other GSEs. These requirements will be phased in from 2015 through 2018. On October 24, 2013, U.S. banking regulators issued a proposed regulation setting minimum liquidity standards generally in line with Basel III’s liquidity standards. Under the proposed regulation, banks subject to the standards could count certain types of assets, including debt and mortgage-related securities of Fannie Mae, Freddie Mac and the other GSEs, only up to a cap of 40% of the highly liquid assets they would be required to hold, and only after applying a 15% discount to the market value of those assets. The Basel III liquidity requirements and adoption of the liquidity standards by U.S. banking regulators as proposed could in the future materially adversely affect demand by banks for Fannie Mae debt securities and MBS, which could adversely affect the price of those securities.
In addition, Basel III’s revisions to international capital requirements could limit some lenders’ ability to count the value of their rights to service mortgage loans as assets in meeting their regulatory capital requirements, which may reduce the economic value of mortgage servicing rights. As a result, a number of our customers and counterparties may change their business practices, including reducing the amount of loans they service or exiting servicing altogether.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended September 30, 2013, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2013.
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
Statutory Restrictions. Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the 2008 Reform Act (together, the “GSE Act”), FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
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

Date: November 7, 2013

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: November 7, 2013

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

10.1
Updated General Release, dated July 1, 2013, by and between Susan R. McFarland and Fannie Mae (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 8, 2013.)

10.2	Amendment, effective June 30, 2013, to Fannie Mae Supplemental Pension Plan
10.3	Amendment, effective June 30, 2013, to Fannie Mae Supplemental Pension Plan of 2003
10.4	Amendment, effective July 1, 2013, to Fannie Mae Supplemental Retirement Savings Plan
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

*	The financial information contained in these XBRL documents is unaudited.

E-1

FR016