Form 10-K
period 2013-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2014-02-21
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTC Bulletin Board on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.6 billion.
As of January 31, 2014, there were 1,158,080,657 shares of common stock of the registrant outstanding.

Item 11.	Executive Compensation	170
	Compensation Discussion and Analysis	174
	Compensation Committee Report	191
	Compensation Risk Assessment	191
	Compensation Tables	192
	Compensation Committee Interlocks and Insider Participation	203
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	199
Item 13.	Certain Relationships and Related Transactions, and Director Independence	201
	Policies and Procedures Relating to Transactions with Related Persons	205
	Transactions with Related Persons	206
	Director Independence	209
Item 14.	Principal Accounting Fees and Services	207
PART IV		208
Item 15.	Exhibits, Financial Statement Schedules	208
INDEX TO EXHIBITS		E-1
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS		F-1

i

TABLE REFERENCE

Table	Description	Page
1	Single-Family Acquisitions Statistics	5
2	Credit Statistics, Single-Family Guaranty Book of Business	7
3	Housing and Mortgage Market Indicators	13
4	Business Segment Revenues	17
5	Multifamily Housing Goals for 2012 to 2014	34
6	Housing Goals Performance	34
7	Summary of Consolidated Results of Operations	71
8	Analysis of Net Interest Income and Yield	72
9	Rate/Volume Analysis of Changes in Net Interest Income	73
10	Impact of Nonaccrual Loans on Net Interest Income	75
11	Fair Value Gains (Losses), Net	76
12	Total Loss Reserves	79
13	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	80
14	Troubled Debt Restructurings and Nonaccrual Loans	82
15	Credit Loss Performance Metrics	83
16	Credit Loss Concentration Analysis	84
17	Single-Family Credit Loss Sensitivity	85
18	Business Segment Summary	87
19	Business Segment Results	88
20	Single-Family Business Results	89
21	Multifamily Business Results	92
22	Capital Markets Group Results	94
23	Capital Markets Group’s Mortgage Portfolio Activity	96
24	Capital Markets Group’s Mortgage Portfolio Composition	97
25	Summary of Consolidated Balance Sheets	99
26	Summary of Mortgage-Related Securities at Fair Value	100
27	Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)	101
28	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	103
29	Activity in Debt of Fannie Mae	107
30	Outstanding Short-Term Borrowings and Long-Term Debt	108
31	Outstanding Short-Term Borrowings	109
32	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	111
33	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	111
34	Contractual Obligations	112
35	Cash and Other Investments Portfolio	113
36	Fannie Mae Credit Ratings	113
37	Composition of Mortgage Credit Book of Business	120
38	Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period	121
39	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	124
40	Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus	127
41	Single-Family Adjustable-Rate Mortgage Resets by Year	129

ii

Table	Description	Page
42	Delinquency Status of Single-Family Conventional Loans	130
43	Single-Family Serious Delinquency Rates	131
44	Single-Family Conventional Serious Delinquent Loan Concentration Analysis	132
45	Statistics on Single-Family Loan Workouts	133
46	Single-Family Troubled Debt Restructuring Activity	134
47	Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	134
48	Single-Family Foreclosed Properties	135
49	Single-Family Foreclosed Property Status	136
50	Single-Family Acquired Property Concentration Analysis	137
51	Multifamily Lender Risk-Sharing	138
52	Multifamily Guaranty Book of Business Key Risk Characteristics	138
53	Multifamily Concentration Analysis	139
54	Multifamily Foreclosed Properties	139
55	Repurchase Request Activity	143
56	Mortgage Insurance Coverage	144
57	Rescission Rates and Claims Resolution of Mortgage Insurance	146
58	Estimated Mortgage Insurance Benefit	146
59	Unpaid Principal Balance of Financial Guarantees	147
60	Credit Loss Exposure of Risk Management Derivative Instruments	150
61	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	155
62	Derivative Impact on Interest Rate Risk (50 Basis Points)	156
63	Interest Rate Sensitivity of Financial Instruments	156

iii

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
Item 1. Business

INTRODUCTION
Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938. We serve an essential role in the functioning of the U.S. housing market and we are investing in improvements to the U.S. housing finance system. Our public mission is to support liquidity and stability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold, and to increase the supply of affordable housing. Our charter does not permit us to originate loans or lend money directly to consumers in the primary mortgage market.
Fannie Mae provides reliable, large-scale access to affordable mortgage credit and indirectly enables families to buy, refinance or rent homes. We securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee, which we refer to as Fannie Mae MBS. One of our key functions is to evaluate, price and manage the credit risk on the loans and securities that we guarantee. We also purchase mortgage loans and mortgage-related securities for securitization and sale at a later date and, to a declining extent, for our retained mortgage portfolio. We use the term “acquire” in this report to refer to both our securitizations and our purchases of mortgage-related assets. We obtain funds to support our business activities by issuing a variety of debt securities in the domestic and international capital markets, which attracts global capital to the United States housing market.
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will terminate, whether we will continue to exist following conservatorship, what changes to our business structure will be made during or following the conservatorship, or what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. In addition, our agreements with Treasury that provide for financial support permit us to retain only a limited and decreasing amount of our earnings and include covenants that significantly restrict our business activities. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business under “Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future in “Executive Summary—Outlook” and “Risk Factors.” We discuss proposals for GSE reform that could materially affect our business in “Housing Finance Reform.”
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

EXECUTIVE SUMMARY
Please read this Executive Summary together with our MD&A and our consolidated financial statements as of December 31, 2013 and related notes to the consolidated financial statements.
Our Strategy and Progress
We are focused on three primary goals:

•	achieving strong financial performance and continued improvement in our book of business;

•	supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit and helping struggling homeowners; and

•	helping to lay the foundation for a safer, transparent and sustainable housing finance system going forward.
While we remain under conservatorship and subject to the restrictions of the senior preferred stock purchase agreement with Treasury, our company has undergone significant changes over the past several years, resulting in improved financial performance and a stronger book of business. For example:

•
Improved Financial Results. We reported net income of $84.0 billion and pre-tax income of $38.6 billion in 2013, the highest annual net income and annual pre-tax income in our history. See “Summary of Our Financial Performance for 2013” below for an overview of our 2013 financial performance. As of December 31, 2013, we have been profitable for eight consecutive quarters, and we expect to remain profitable for the foreseeable future. While we expect our annual earnings to remain strong over the next few years, we expect our net income in future years will be substantially lower than our net income for 2013. See “Outlook—Financial Results” and “Strengthening Our Book of Business—Expectations Regarding Future Revenues” below for more information regarding our expectations for our future financial performance.

•
Dividend Payments to Treasury. With our March 2014 dividend payment to Treasury, we will have paid a total of $121.1 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. We expect to continue to make dividend payments to Treasury. See “Outlook—Dividend Obligations to Treasury” below for more information regarding our expectations for dividend payments to Treasury.

•
Stronger Book of Business and Improved Credit Performance. Changes we have made beginning in 2008 to strengthen our underwriting and eligibility standards have improved the credit quality of our $2.9 trillion single-family guaranty book of business, and contributed to improvement in our credit performance. As of December 31, 2013, our single-family serious delinquency rate had declined for fifteen consecutive quarters. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Our single-family serious delinquency rate was 2.38% as of December 31, 2013, compared with 3.29% as of December 31, 2012 and its peak of 5.59% as of February 28, 2010. Single-family loans we have acquired since the beginning of 2009 (referred to as our “new single-family book of business”) comprised 77% of our single-family guaranty book of business as of December 31, 2013, while the single-family loans we acquired prior to 2009 (referred to as our “legacy book of business”) comprised 23% of our single-family guaranty book of business. As described below in “Strengthening Our Book of Business—Credit Risk Profile,” we expect that our new single-family book of business will be profitable over its lifetime. We also continue to execute on our strategies for reducing credit losses on our legacy book of business, as described below under “Improving the Credit Performance of our Book of Business.”

Although we have improved our financial performance and the quality of our book of business, as a result of our senior preferred stock purchase agreement with Treasury, we are not permitted to retain our earnings (other than a limited amount that will decrease to zero by 2018), rebuild our capital position or to pay dividends or other distributions to stockholders other than Treasury. See “Conservatorship and Treasury Agreements—Treasury Agreements” for more information regarding our senior preferred stock purchase agreement with Treasury. In addition, the future of our company remains uncertain. Congress continues to consider options for GSE reform and we cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs. See “Housing Finance Reform” for information on current proposals for GSE reform.
We continued our efforts to support the housing recovery in 2013. We remained the largest single issuer of mortgage-related securities in the secondary market during the fourth quarter of 2013 and a continuous source of liquidity in the multifamily market. We also continued to help struggling homeowners. In 2013, we provided approximately 234,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
We also contributed to building a sustainable housing finance system in 2013. Our efforts included pursuing the strategic goals and objectives identified by our conservator, as well as investing in improvements to our business and infrastructure. We discuss these efforts in “Helping to Build a Sustainable Housing Finance System” below.
To provide context for analyzing our consolidated financial statements and understanding our MD&A, we discuss the following topics in this executive summary:

•	Our 2013 financial performance,

•	Our work to strengthen our book of business,

•	Our work to improve the credit performance of our single-family book of business,

•	Our continued contributions to the housing and mortgage markets,

•	Our efforts to help build a sustainable housing finance system,

•	Our liquidity position, and

•	Our outlook.
Summary of Our Financial Performance for 2013
Our financial results for 2013 reflected continued improvements in the housing and mortgage markets, resulting in a further reduction in our loss reserves, and continued stable revenues. Our 2013 financial results were also positively affected by the release of the valuation allowance against our deferred tax assets and the large number of resolutions we entered into during the year relating to representation and warranty matters and servicing matters. Although we expect to continue to enter into resolution agreements and may have credit-related income in future years, we expect these factors will have a smaller impact on our earnings in future years than in 2013. In addition, as of December 31, 2013, we no longer have a significant valuation allowance against our deferred tax assets.
We expect volatility from period to period in our financial results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and trading securities. The estimated fair value of our derivatives and trading securities may fluctuate substantially from period to period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives that serve to mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our consolidated financial statements. In addition, our credit-related income or expense can vary substantially from period to period primarily due to changes in home prices, borrower payment behavior and economic conditions.
Comprehensive Income
We recognized comprehensive income of $84.8 billion in 2013, consisting of net income of $84.0 billion and other comprehensive income of $819 million. In comparison, we recognized comprehensive income of $18.8 billion in 2012, consisting of net income of $17.2 billion and other comprehensive income of $1.6 billion.
Our 2013 comprehensive income includes a benefit for federal income taxes of $45.4 billion resulting from the release of our valuation allowance against our deferred tax assets, partially offset by our current year provision for federal income taxes. We discuss the factors that led to our conclusion to release the valuation allowance against our deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes.”
Our 2013 pre-tax income, which excludes the benefit for federal income taxes, was $38.6 billion, compared with $17.2 billion in 2012. The increase in our pre-tax income was primarily due to an increase in credit-related income in 2013, fair value gains in 2013 compared with fair value losses in 2012, and an increase in fee and other income in 2013.
Credit-related income increased to $11.8 billion in 2013 from $1.1 billion in 2012. Our credit results for 2013 and 2012 were positively impacted by increases in home prices, which resulted in reductions in our loss reserves. The improvement in our credit results in 2013 compared with 2012 was due in part to a decline in the number of delinquent loans in our single-family conventional guaranty book of business, as well as the recognition of compensatory fee income in 2013 related to servicing matters and gains resulting from resolution agreements reached in 2013 related to representation and warranty matters. In addition, in 2013 we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans to reflect faster prepayment and lower default expectations for these loans, which resulted in a decrease to our allowance for loan losses. See “Critical Accounting Policies and Estimates—Total Loss Reserves—Single-Family Loss Reserves” for additional information. The positive impact of these factors on our credit-related income in 2013 was partially offset by lower discounted cash flow projections on our individually impaired loans due to increasing mortgage interest rates in 2013. Higher mortgage interest rates lengthen the expected lives of modified loans, which increases the impairment on these loans and results in an increase to the provision for credit losses.
In addition to the positive impact of increases in home prices in 2012, mortgage interest rates decreased, resulting in higher discounted cash flow projections on our individually impaired loans. Our credit-related income in 2012 was partially offset by changes in our assumptions and data used in calculating our loss reserves and a change in our accounting for loans to certain borrowers who have received bankruptcy relief.
Fair value gains of $3.0 billion in 2013 were primarily driven by derivatives fair value gains as swap rates increased in 2013 compared with fair value losses of $3.0 billion in 2012 driven by derivatives fair value losses as swap rates declined in 2012.
Fee and other income increased to $3.9 billion in 2013 from $1.5 billion in 2012 primarily as a result of funds we received in 2013 pursuant to settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us. See “Legal Proceedings—FHFA Private-Label Mortgage-Related Securities Litigation” for additional information.
See “Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth of $9.6 billion as of December 31, 2013 reflects our comprehensive income of $84.8 billion, partially offset by our payments to Treasury of $82.5 billion in senior preferred stock dividends during 2013.
As a result of our positive net worth as of December 31, 2013, we are not requesting a draw from Treasury under the senior preferred stock purchase agreement. Our dividend payment for the first quarter of 2014 will be $7.2 billion, which is calculated based on our net worth of $9.6 billion as of December 31, 2013 less the applicable capital reserve amount of $2.4 billion. By March 31, 2014, we will have paid a total of $121.1 billion in dividends to Treasury.
Strengthening Our Book of Business
Credit Risk Profile
While continuing to make it possible for families to purchase, refinance or rent homes, we have established responsible credit standards. Beginning in 2008, we took actions to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. These actions have improved the credit quality of our book of business. Given their strong credit risk profile and based on their performance so far, we expect that in the aggregate the loans we have acquired since January 1, 2009, which comprised 77% of our single-family guaranty book of business as of December 31, 2013, will be profitable over their lifetime, by which we mean that we expect our guaranty fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime. See “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” and “Risk Factors” for a discussion of factors that could cause our expectations regarding the performance of the loans in our single-family book of business to change. For information on the credit characteristics of our new single-family book of business as compared to our legacy book of business, see “Table 38: Selected Credit Characteristics of Single-Family Conventional Loans Held, By Acquisition Period.” For more information on the credit risk profile of our single-family guaranty book of business, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 39: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
Our new single-family book of business includes loans that are refinancings of loans that were in our legacy book of business, including loans acquired under the Obama Administration’s Home Affordable Refinance Program (“HARPSM”) and under our Refi Plus initiative, which offer refinancing flexibility to eligible Fannie Mae borrowers. Information about the impact of HARP and Refi Plus on the credit characteristics of our new single-family book of business appears in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—HARP and Refi Plus Loans” and in “Table 40: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus” in that section.
Whether the loans we acquire in the future will exhibit an overall credit profile and performance similar to our more recent acquisitions will depend on a number of factors, including our future pricing and eligibility standards and those of mortgage insurers and the Federal Housing Administration (“FHA”), the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of HARP loans we acquire in the future.
Guaranty Fees on Recently Acquired Single-Family Loans
Table 1 below displays information regarding our average charged guaranty fee on single-family loans we acquired in each of the last three years, as well as the volume of our single-family Fannie Mae MBS issuances, which is indicative of the volume of single-family loans we acquired.
Table 1: Single-Family Acquisitions Statistics

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	57.4	39.9	28.8
Single-family Fannie Mae MBS issuances (3)	$733,111	$827,749	$564,606
__________

(1)
Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”), effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date by 10 basis points, and the incremental revenue must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.” This increase in guaranty fee is included in the single-family average charged guaranty fee.

(2)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(3)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period.
The revenue we receive from single-family guaranty fees depends on the volume of our acquisitions, the charged guaranty fee at acquisition and the life of the loans. Because we increased our guaranty fees in 2012, we expect to benefit from receiving significantly more revenue from guaranty fees in future periods than we have in prior periods, even after we remit some of this revenue to Treasury as we are required to do under the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”).
Several factors contributed to the increase in our average charged guaranty fee on newly acquired single-family loans in 2013 as compared with 2012, including: (1) an average guaranty fee increase of 10 basis points implemented during the fourth quarter of 2012; (2) an increase in total loan level price adjustments charged on our 2013 acquisitions, as the credit profile of our 2013 acquisitions included a higher proportion of loans with higher loan-to-value (“LTV”) ratios and a higher proportion of loans with lower FICO credit scores than our 2012 acquisitions; and (3) the 10 basis point guaranty fee increase implemented on April 1, 2012 pursuant to the TCCA, from which the incremental revenue is remitted to Treasury. Loan level price adjustments refer to one-time cash fees that we charge at the time we initially acquire a loan based on the credit characteristics of the loan. Although there was a shift in the credit risk profile of our 2013 acquisitions to include a greater proportion of loans with higher LTV ratios and lower FICO credit scores than our 2012 acquisitions, the single-family loans we purchased or guaranteed in 2013 continued to have a strong credit profile with a weighted average original LTV ratio of 76%, a weighted average FICO credit score of 753, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. For more information on the credit risk profile of our 2013 single-family conventional loan acquisitions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 39: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
In December 2013, FHFA directed us to further increase our base single-family guaranty fees by 10 basis points and to make changes to our single-family loan level price adjustments. In January 2014, however, FHFA directed us to delay implementation of these guaranty fee changes. FHFA Director Melvin L. Watt, who was sworn in as Director in January 2014, stated that he intends to conduct a thorough evaluation of the proposed changes and their likely impact as expeditiously as possible. See “Our Charter and Regulation of Our Activities—Potential Changes to Our Single-Family Guaranty Fee Pricing” for more information on the potential changes to our guaranty fee pricing.
Expectations Regarding Future Revenues
We currently have two primary sources of revenues: (1) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets; and (2) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). Historically, we have generated the majority of our revenues from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. As discussed in “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements,” we are required to reduce the size of our retained mortgage portfolio each year until we hold no more than $250 billion in mortgage assets by the end of 2018. As a result of both the shrinking of our retained mortgage portfolio and the impact of guaranty fee increases, an increasing portion of our revenues in recent years has been derived from guaranty fees rather than from interest income earned on our retained mortgage portfolio assets. We recognize almost all of our guaranty fee revenue in net interest income in our consolidated statements of operations and comprehensive income due to the consolidation of the substantial majority of our MBS trusts on our balance sheet. The percentage of our net interest income derived from guaranty fees on loans underlying our Fannie Mae MBS has increased in each of the past two years. We estimate that approximately 40% of our net interest income for the year ended December 31, 2013 was derived from guaranty fees on loans underlying our Fannie Mae MBS, compared with approximately 30% for the year ended December 31, 2012 and approximately 25% for the year ended December 31, 2011. We expect that this trend will continue and that, in the near future, guaranty fees will become the primary source of our revenues.
The decrease in the balance of mortgage assets held in our retained mortgage portfolio contributed to a decline in our net interest income in the fourth quarter of 2013 as compared with the fourth quarter of 2012. We expect continued decreases in the size of our retained mortgage portfolio, which will continue to negatively impact our net interest income and revenues; however, we also expect increases in our guaranty fee revenues will at least partially offset the negative impact of the decline in our retained mortgage portfolio. The extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio; economic and housing market conditions; and legislative and regulatory changes.
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
Improving the Credit Performance of our Book of Business
We continue our efforts to improve the credit performance of our book of business. In addition to acquiring loans with strong credit profiles, as we discuss above in “Strengthening Our Book of Business—Credit Risk Profile,” we continue to execute on our strategies for reducing credit losses on our legacy book of business, such as helping eligible Fannie Mae borrowers with high LTV ratio loans refinance into more sustainable loans through HARP, offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our real estate owned (“REO”) inventory to minimize costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist distressed borrowers, help stabilize communities and support the housing market.
We worked to resolve the substantial majority of our outstanding repurchase requests to our mortgage seller and servicer counterparties in 2013. We also worked with FHFA to resolve certain claims related to our PLS investments. We entered into nearly $16 billion in resolution and settlement agreements in 2013 related to representation and warranty and PLS matters. The amounts paid to us under some of these agreements are subject to reconciliation and adjustment. Our resolutions of outstanding repurchase requests contributed to the reduction in our credit losses in 2013. In addition, our loan quality initiatives have resulted in lenders delivering better information at the time we acquire loans, allowing us to address data anomalies and potentially reduce future repurchase requests. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers and Servicers” for more information about our repurchase requests and loan reviews.
Table 2 presents information for each of the last three years about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to both home retention solutions (loan modifications and other solutions that enable a borrower to stay in his or her home) and foreclosure alternatives (short sales and deeds-in-lieu of foreclosure). The workout information in Table 2 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 2: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2013	2012	2011
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	2.38%	3.29%	3.91%
Seriously delinquent loan count	418,837	576,591	690,911
Troubled debt restructurings on accrual status(3)	$140,512	$135,196	$107,991
Nonaccrual loans(4)	$81,397	$112,627	$140,388
Foreclosed property inventory:
Number of properties(5)	103,229	105,666	118,528
Carrying value	$10,334	$9,505	$9,692
Combined loss reserves(6)	$44,705	$58,809	$71,512
Total loss reserves(7)	$46,689	$61,396	$75,264
During the period:
Foreclosed property (number of properties):
Acquisitions(5)	144,384	174,479	199,696
Dispositions	(146,821)	(187,341)	(243,657)
Credit-related income (expense)(8)	$11,205	$919	$(27,218)
Credit losses(9)	$4,452	$14,392	$18,346
REO net sales prices to unpaid principal balance(10)	67%	59%	54%
Short sales net sales price to unpaid principal balance(11)	67%	61%	59%
Loan workout activity (number of loans):
Home retention loan workouts(12)	172,029	186,741	248,658
Short sales and deeds-in-lieu of foreclosure	61,949	88,732	79,833
Total loan workouts	233,978	275,473	328,491
Loan workouts as a percentage of delinquent loans in our guaranty book of business(13)	29.20%	26.38%	27.05%
__________

(1)
Our single-family guaranty book of business consists of (a) single-family mortgage loans of Fannie Mae, (b) single-family mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

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

(3)	A troubled debt restructuring (“TDR”) is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty.

(4)
We generally classify single-family loans as nonaccrual when the payment of principal or interest on the loan is 60 days or more past due. Includes off-balance sheet loans in unconsolidated Fannie Mae MBS trusts that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(5)
Includes held-for-use properties (properties that we do not intend to sell or that are not ready for immediate sale in their current condition), which are reported in our consolidated balance sheets as a component of “Other assets,” and acquisitions through deeds-in-lieu of foreclosure.

(6)
Consists of the allowance for loan losses for single-family loans recognized in our consolidated balance sheets and the reserve for guaranty losses related to both loans backing Fannie Mae MBS that we do not consolidate in our consolidated balance sheets and loans that we have guaranteed under long-term standby commitments. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related (Income) Expense—(Benefit) Provision for Credit Losses.”

(7)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(8)	Consists of (a) the benefit (provision) for credit losses and (b) foreclosed property income (expense).

(9)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property (income) expense, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(10)
Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our seller or servicers, divided by the aggregate unpaid principal balance of the related loans at the time of foreclosure. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing.

(11)
Calculated as the amount of sale proceeds received on properties sold in short sale transactions during the respective period divided by the aggregate unpaid principal balance of the related loans. Net sales price represents the contract sales price less the selling costs for the property and other charges paid by the seller at the closing, including borrower relocation incentive payments and subordinate lien(s) negotiated payoffs.

(12)
Consists of (a) modifications, which do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment plans or forbearances that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 45: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

(13)	Calculated based on problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.
We provide additional information on our credit-related expense or income in “Consolidated Results of Operations—Credit-Related (Income) Expense” and on the credit performance of mortgage loans in our single-family book of business in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
We provide more information on our efforts to reduce our credit losses in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” and “MD&A—Risk Management—Institutional Counterparty Credit Risk Management.” See also “Risk Factors,” where we describe factors that may adversely affect the success of our efforts, including our reliance on third parties to service our loans, conditions in the foreclosure environment, and risks relating to our mortgage insurer counterparties.
Contributions to the Housing and Mortgage Markets
Liquidity and Support Activities
As the largest provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During 2013, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. The approximately $797 billion in liquidity we provided to the mortgage market in 2013 through our purchases and guarantees of loans and securities enabled borrowers to complete 2.6 million mortgage refinancings and 1.0 million home purchases, and provided financing for approximately 507,000 units of multifamily housing.

•
Our role in the market enables borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided approximately 234,000 loan workouts in 2013 to help homeowners stay in their homes or otherwise avoid foreclosure. These efforts helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus initiative. We acquired approximately 1 million Refi Plus loans in 2013. Refinancings delivered to us through Refi Plus in the fourth quarter of 2013 reduced borrowers’ monthly mortgage payments by an average of $166. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed-rate mortgage or to switch from an interest-only mortgage to a fully amortizing mortgage.

•	We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed in 2013 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in “Business Segments—Capital Markets.”

2013 Market Share
We estimate that our single-family market share was 40% in 2013, compared with 39% in 2012. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Because our estimate of mortgage originations in prior periods is subject to change as additional data become available, these market share estimates may change in the future, perhaps materially.
We remained the largest single issuer of mortgage-related securities in the secondary market during the fourth quarter of 2013, with an estimated market share of new single-family mortgage-related securities issuances of 46%, compared with 48% in the third quarter of 2013 and 48% in the fourth quarter of 2012. For all of 2013, we estimate our market share of new single-family mortgage-related securities issuances was 47%, compared with 49% for 2012. One of FHFA’s goals has been to gradually contract our dominant presence in the marketplace; however, our market share remained high in 2013 in the absence of substantial issuances of mortgage-related securities by private institutions during the year. We estimate that the share of single-family mortgage-related securities issuances issued by Freddie Mac, Ginnie Mae and us was 99% in 2013.
We remained a continuous source of liquidity in the multifamily market in 2013. We owned or guaranteed approximately 21% of the outstanding debt on multifamily properties as of September 30, 2013 (the latest date for which information was available).
Helping to Build a Sustainable Housing Finance System
We have invested significant resources towards helping to build a safer, transparent and sustainable housing finance system, primarily through pursuing the strategic goals identified by our conservator. In a February 2012 letter to Congress, Edward DeMarco, then the Acting Director of FHFA, identified three strategic goals for the conservatorships of Fannie Mae and Freddie Mac:

•	Build. Build a new infrastructure for the secondary mortgage market;

•	Contract. Gradually contract Fannie Mae and Freddie Mac’s dominant presence in the marketplace while simplifying and shrinking their operations; and

•	Maintain. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.
In March 2013, FHFA directed us to implement a set of corporate performance objectives for 2013, referred to as the 2013 conservatorship scorecard, which provides the implementation roadmap for FHFA’s strategic plan for Fannie Mae and Freddie Mac. FHFA determined that we completed the vast majority of these 2013 conservatorship scorecard objectives. For a description of all of the objectives included in FHFA’s 2013 conservatorship scorecard and our performance against these objectives, see “Executive Compensation—Compensation Discussion and Analysis—Determination of 2013 Compensation—Assessment of Corporate Performance on 2013 Conservatorship Scorecard.”
Many of the 2013 conservatorship scorecard objectives were designed to further the reform of the housing finance system. For example, one of FHFA’s objectives for 2013 was to continue to develop a common securitization platform that can be used to perform certain aspects of the securitization process. See “Housing Finance Reform—Conservator Developments” for further information on the progress of the common securitization platform initiative. Another FHFA objective for 2013 was to complete credit risk transfer transactions to further FHFA’s strategic goal to contract the GSEs’ dominant presence in the market. We issued our first credit risk sharing securities pursuant to this objective in October 2013 and additional credit risk sharing securities in January 2014. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” for a description of these transactions.
It is uncertain whether FHFA will make changes to its strategic goals and objectives for Fannie Mae and Freddie Mac under its new Director. As of the date of this filing, FHFA has not announced its 2014 conservatorship scorecard objectives.
In addition to working on FHFA’s conservatorship scorecard objectives, we are also working on additional related initiatives to help prepare our business and infrastructure for potential future changes in the structure of the U.S. housing finance system and to help ensure our safety and soundness during conservatorship. These projects will likely take several years to implement.
We are devoting significant resources to and incurring significant expenses in implementing FHFA’s objectives and these additional related initiatives. As described in “Risk Factors,” the magnitude of the many new initiatives we are undertaking may increase our operational risk.
Liquidity
During 2013, we issued a variety of non-callable and callable debt securities in a wide range of maturities to achieve cost-efficient funding. We believe that our ready access to debt funding in recent years has been primarily due to the actions taken by the federal government to support us and the financial markets. Accordingly, we believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations, or our ability to continue as a going concern. Demand for our debt securities could decline in the future, as the Administration, Congress and our regulators debate our future. See “MD&A—Liquidity and Capital Management—Liquidity Management” for more information on our debt funding activities and “Risk Factors” for a discussion of the risks to our business posed by our reliance on the issuance of debt securities to fund our operations.
Outlook
Uncertainty Regarding our Future Status. We expect continued significant uncertainty regarding the future of our company and the housing finance system, including how long the company will continue to be in its current form, the extent of our role in the market, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship.
We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs or the housing finance system. See “Housing Finance Reform” for a discussion of proposals for GSE reform that could materially affect our business, including bills introduced in Congress that, among other things, would require the wind down of Fannie Mae and Freddie Mac. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.
Financial Results. Our financial results continued to be strong in 2013, with pre-tax income of $38.6 billion and net income of $84.0 billion. We expect to remain profitable for the foreseeable future. While we expect our annual earnings to remain strong over the next few years, we expect our net income in future years will be substantially lower than our net income for 2013. The following factors contributed to a large portion of our 2013 net income: the release of the valuation allowance against our deferred tax assets, which contributed to a benefit for federal income taxes of $45.4 billion for the year; substantial credit-related income resulting from the substantial decrease in our loss reserves during the year; and the large number of resolutions we entered into during the year relating to representation and warranty matters and servicing matters. Although we expect to continue to enter into resolution agreements and may have credit-related income in future years, we expect these factors will have a smaller impact on our earnings in future years than in 2013. In addition, as of December 31, 2013, we no longer have a significant valuation allowance against our deferred tax assets. Our future earnings also will be affected by a number of other factors, including: changes in home prices; changes in interest rates; our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Some of these factors, such as changes in interest rates or home prices, could result in significant variability in our earnings from quarter to quarter or year to year. For a discussion of our expectations regarding our future revenues, see “Strengthening Our Book of Business.”
Dividend Obligations to Treasury. In compliance with our dividend obligation to Treasury, we will retain only a limited amount of any future earnings because we are required to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $2.4 billion for each quarter of 2014 and then decreases by $600 million annually until it reaches zero in 2018.
From 2009 through the first quarter of 2012, we received a total of $116.1 billion from Treasury under the senior preferred stock purchase agreement. This funding provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”). In addition, a portion of the $116.1 billion we received from Treasury was drawn to pay dividends to Treasury because, prior to 2013, our dividend payments on the senior preferred stock accrued at an annual rate of 10%, and we were directed to pay these dividends to Treasury each quarter even when we did not have sufficient income to pay the dividend. We have not received funds from Treasury under the agreement since the first quarter of 2012. From 2008 through 2013, we paid a total of $113.9 billion in dividends to Treasury under the senior preferred stock purchase agreement. In March 2014, we will pay Treasury additional senior preferred stock dividends of $7.2 billion for the first quarter of 2014. With this dividend payment, we will have paid a total of $121.1 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
Overall Market Conditions. We expect that single-family mortgage loan serious delinquency and severity rates will continue their downward trend, but that single-family serious delinquency and severity rates will remain high compared with pre-housing crisis levels. Despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties. We expect the level of multifamily foreclosures in 2014 will generally remain commensurate with 2013 levels.
We believe that the recent increase in mortgage rates will result in a decline in overall single-family mortgage originations in 2014 as compared with 2013, driven by a decline in refinancings. We forecast that total originations in the U.S. single-family mortgage market in 2014 will decrease from 2013 levels by approximately 30% from an estimated $1.82 trillion to $1.28 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.14 trillion in 2013 to $491 billion in 2014. Refinancings comprised approximately 70% of our single-family business volume in 2013, compared with approximately 79% in 2012. Because we expect refinancings to decline in 2014, we expect that refinancings will constitute a smaller portion of our single-family business volume in 2014 than in 2013.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 8.8% in 2013. Although we expect home price growth to continue in 2014, we expect the rate of home price growth on a national basis in 2014 will be lower than in 2013. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to tax policies, spending cuts, mortgage finance programs and policies and housing finance reform; the management of the Federal Reserve’s MBS holdings; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We realize losses on loans, through our charge-offs, at the time of foreclosure or when we accept short sales or deeds-in-lieu of foreclosure. Our credit losses were $4.5 billion in 2013, down from $14.6 billion in 2012. We expect our credit losses in 2014 and 2015 will be higher than 2013 levels. The amounts we recognized in 2013 pursuant to a number of repurchase and compensatory fee resolution agreements reduced our 2013 credit losses from what they otherwise would have been. Moreover, we expect our implementation of the charge-off provisions required by FHFA’s Advisory Bulletin AB 2012-02 in 2015 will increase our credit losses for 2015 from what they otherwise would have been. We expect our credit losses to resume their downward trend beginning in 2016. See “Our Charter and Regulation of Our Activities—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” for further information about this Advisory Bulletin.
Loss Reserves. Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves were $47.3 billion as of December 31, 2013, down from $62.6 billion as of December 31, 2012 and their peak of $76.9 billion as of December 31, 2011. We expect our loss reserves will continue to decline in 2014, but at a slower pace than in 2013. Although our loss reserves have declined substantially from their peak and are expected to decline further, we expect our loss reserves will remain elevated relative to the levels experienced prior to the 2008 housing crisis for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default.
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, our future dividend payments to Treasury, our future revenues, the profitability and performance of single-family loans we have acquired, our future acquisitions, our future delinquency and severity rates, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future mortgage originations and future home prices. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; our future serious delinquency rates; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; actions we may be required to take by FHFA, as our conservator or as our regulator, such as changes in the type of business we do; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loans; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fair value of our assets and liabilities; impairments of our assets; changes in generally accepted accounting principles (“GAAP”); credit availability; natural and other disasters; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

RESIDENTIAL MORTGAGE MARKET

The U.S. Residential Mortgage Market
We conduct business in the U.S. residential mortgage market and the global securities market. According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $9.9 trillion of single-family mortgage debt outstanding, was estimated to be approximately $10.8 trillion as of September 30, 2013 (the latest date for which information was available). We owned or guaranteed mortgage assets representing approximately 29% of total U.S. residential mortgage debt outstanding as of September 30, 2013.
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
Housing and Mortgage Market and Economic Conditions
According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, for 2013 was 1.9% higher than for 2012, compared with an increase of 2.8% from 2011 to 2012. According to the U.S. Bureau of Labor Statistics as of January 2014, the economy created an estimated 2.3 million non-farm jobs in each of 2013 and 2012. The unemployment rate declined from 7.9% in December 2012 to 6.7% in December 2013. In January 2014, non-farm payrolls increased by 113,000 jobs, and the unemployment rate decreased to 6.6%.
The most comprehensive measure of the unemployment rate, which includes those working part-time who would rather work full-time (part-time workers for economic reasons) and those not looking for work but who want to work and are available for work (discouraged workers), declined to 13.1% in December 2013 from 14.4% in December 2012.
Housing activity continued to improve in 2013 as compared with 2012. Total existing home sales of 5.1 million units in 2013 represent an increase of 9.2% from 2012, following a 9.4% increase in 2012, according to the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 14% of existing home sales in December 2013, compared with 24% in December 2012. According to the U.S. Census Bureau, new single-family home sales increased 16.4% in 2013, after increasing by 20.3% in 2012. Homebuilding activity continued to increase in 2013, as single-family housing starts rose approximately 15% in 2013, compared with an increase of 24% in 2012. Multifamily starts rose approximately 25% in 2013, compared with an increase of 38% in 2012.
At the end of 2013, the number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes were each below their historical average. According to the U.S. Census Bureau’s January 2014 New Residential Sales Report, the months’ supply was 5.0 months as of December 31, 2013, compared with 4.5 months as of December 31, 2012. According to data through January 2014 from the National Association of REALTORS®, the months’ supply of existing unsold homes was 4.6 months as of December 31, 2013, compared with a 4.5 months’ supply as of December 31, 2012.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained historically high at 5.7% as of September 30, 2013 (the latest date for which information was available), according to the Mortgage Bankers Association National Delinquency Survey, compared with 6.8% as of December 31, 2012. We provide information about Fannie Mae’s serious delinquency rate, which also decreased during 2013, in “Executive Summary—Improving the Credit Performance of our Book of Business.”

The table below presents several key indicators related to the total U.S. residential mortgage market.
Table 3: Housing and Mortgage Market Indicators(1)

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Home sales (units in thousands)	5,518	5,028	4,566	9.7%	10.1%
New home sales	428	368	306	16.3	20.3
Existing home sales	5,090	4,660	4,260	9.2	9.4
Home price change based on Fannie Mae Home Price Index (“HPI”)(2)	8.8%	4.2%	(3.6)%
Annual average fixed-rate mortgage interest rate(3)	4.0%	3.7%	4.5%
Single-family mortgage originations (in billions)	$1,823	$2,153	$1,498	(15.3)	43.7
Type of single-family mortgage origination:
Refinance share	62%	72%	66%
Adjustable-rate mortgage share	7%	5%	6%
Total U.S. residential mortgage debt outstanding (in billions)(4)	$10,772	$10,811	$11,039	(0.4)	(2.1)
__________

(1)
The sources of the housing and mortgage market data in this table are the Federal Reserve Board, the U.S. Census Bureau, the Department of Housing and Urban Development, the National Association of Realtors and the Mortgage Bankers Association. Home sales data are based on information available through December 2013. Single-family mortgage originations, as well as refinance shares, are based on January 2014 estimates from Fannie Mae’s Economic & Strategic Research group. The adjustable-rate mortgage share is based on the number of conventional mortgage applications data reported by the Mortgage Bankers Association. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

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

(3)	Based on the annual average 30-year fixed-rate mortgage interest rate reported by Freddie Mac.

(4)	U.S. residential mortgage debt outstanding information for 2013 is provided as of September 30, 2013, the latest date for which information was available.
Based on our home price index, we estimate that home prices on a national basis increased by 8.8% in 2013, following an increase of 4.2% in 2012. Despite the recent increases in home prices, we estimate that, through December 31, 2013, home prices on a national basis remained 13.5% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
We estimate that total single-family mortgage originations decreased by approximately 15% to $1.82 trillion in 2013, compared with $2.15 trillion in 2012, with a purchase share of 38% and a refinance share of 62%. The decline in single-family mortgage originations in 2013 was driven by a decline in refinancings resulting from the overall increase in mortgage rates since the beginning of May 2013. Thirty-year mortgage rates were 3.34% for the week of January 3, 2013 and increased significantly during the year, primarily during the second half of the year, ending at 4.48% for the week of December 26, 2013.
Single-family mortgage debt outstanding declined steadily from the second quarter of 2008 to the second quarter of 2013, but increased at a 0.5% annualized rate in the third quarter of 2013. Despite the increase in the third quarter, total U.S. residential mortgage debt outstanding fell by 0.8% from the third quarter of 2012 to the third quarter of 2013.
Despite recent improvement in the housing market and declining delinquency rates, approximately one out of eleven borrowers was delinquent or in foreclosure during the third quarter of 2013, according to the Mortgage Bankers Association National Delinquency Survey.
Many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the third quarter of 2013 was approximately 6.4 million, down from 10.6 million in the third quarter of 2012 and from its peak of 12.2 million reached in the fourth quarter of 2009. The percentage of properties with mortgages in a negative equity position in the third quarter of 2013 was 13.0%, down from 22.0% in the third quarter of 2012 and its peak of 26.0% reached in the fourth quarter of 2009.
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained stable during 2013. Despite an increase in supply in 2013, apartment demand was steady. Vacancy levels remained near historic lows, benefiting from sustained rental demand coupled with ongoing job growth and new household formation. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties remained at an estimated 5.10% as of December 31, 2013, unchanged from September 30, 2013 and down from an estimated 5.50% as of December 31, 2012.
Effective rents and net absorption both continued to increase during 2013. National asking rents grew by an estimated 3.0% in 2013. National asking rents increased by an estimated 1.0% during the fourth quarter of 2013, compared with a 1.0% increase in the third quarter of 2013.
Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 165,000 units in 2013. According to preliminary data from Reis, Inc. there was positive net absorption of approximately 51,000 units during the fourth quarter of 2013, compared with approximately 41,000 units during the third quarter of 2013. Although an estimated 127,000 units were added to inventory in 2013, the new supply was not disruptive on a national basis.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas in 2013, and contributed to an increase in new construction development. Reis, Inc. estimates that there will be more than 160,000 new multifamily units completed in 2014. We believe this increase in supply is likely to result in a slowdown in rent growth in certain local areas and a slight increase in the national vacancy level in 2014. Nevertheless, the overall national rental market supply and demand is expected to remain in balance over the longer term, based on expected construction completions, expected obsolescence, positive household formation trends and expected increases in the population of 20- to 34-year olds, which as a group rents multifamily housing at a higher rate than other groups.

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
Our most common type of securitization transaction is our “lender swap transaction.” Mortgage lenders that operate in the primary mortgage market generally deliver pools of mortgage loans to us in exchange for Fannie Mae MBS backed by these mortgage loans. A pool of mortgage loans is a group of mortgage loans with similar characteristics. After receiving the mortgage loans in a lender swap transaction, we place them in a trust for which we serve as trustee. This trust is established for the sole purpose of holding the mortgage loans separate and apart from our corporate assets. We deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent an undivided beneficial ownership interest in each of the mortgage loans. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We retain a portion of the interest payment as a fee for providing our guaranty. The mortgage servicer also retains a portion of the interest payment as a fee for servicing the loan. Then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificateholders from the principal and interest payments and other collections on the underlying mortgage loans.

In contrast to our lender swap securitizations, in which lenders deliver pools of mortgage loans to us that we immediately place in a trust for securitization, our “portfolio securitization transactions” involve creating and issuing Fannie Mae MBS using mortgage loans and mortgage-related securities that we hold in our retained mortgage portfolio.
Features of Our MBS Trusts
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
The cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our retained mortgage portfolio is currently less than the cost of advancing delinquent payments to security holders. We generally purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent. During 2013, we purchased delinquent loans with an unpaid principal balance of approximately $27.9 billion from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement.
For our multifamily MBS trusts, we typically exercise our option to purchase a loan from the trust if the loan is delinquent, in whole or in part, as to four or more consecutive monthly payments.
Single-Class and Multi-Class Fannie Mae MBS
Fannie Mae MBS trusts may be single-class or multi-class. Single-class MBS are MBS in which the investors receive principal and interest payments in proportion to their percentage ownership of the MBS issuance. Multi-class MBS are MBS, including Real Estate Mortgage Investment Conduits (“REMICs”), in which the cash flows on the underlying mortgage assets are divided, creating several classes of securities, each of which represents an undivided beneficial ownership interest in the assets of the related MBS trust and entitles the related holder to a specific portion of cash flows. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. After these classes mature, cash flows received on the underlying mortgage assets are allocated to the remaining classes in accordance with the payment terms of the securities. As a result, each of the classes in a multi-class MBS may have a different coupon rate, average life, repayment sensitivity or final maturity. Structured Fannie Mae MBS are either multi-class MBS or single-class MBS that are typically resecuritizations of other single-class Fannie Mae MBS. In a resecuritization, pools of MBS are collected and securitized.

BUSINESS SEGMENTS
We have three business segments for management reporting purposes: Single-Family Credit Guaranty, Multifamily and Capital Markets. In this report we refer to our business groups that run these segments as our “Single-Family business,” our “Multifamily business” and our “Capital Markets group.” These groups engage in complementary business activities in pursuing our mission of providing liquidity, stability and affordability to the U.S. housing market. These activities are summarized in the table below and described in more detail following this table. We also summarize in the table below the key sources of revenue for each of our segments and the primary expenses.

Business Segment	Primary Business Activities	Primary Drivers of Revenue	Primary Drivers of Expense
Single-Family
Mortgage acquisitions: Works with our lender customers to acquire single-family mortgage loans through lender swap transactions or, working also with our Capital Markets group, through loan purchases
Credit risk management: Prices and manages the credit risk on loans in our single-family guaranty book of business
Credit loss management: Works to prevent foreclosures and reduce costs of defaulted loans through home retention solutions and foreclosure alternatives, through management of foreclosures and REO, and through pursuing contractual remedies from lenders, servicers and providers of credit enhancement

Guaranty fees: Compensation for assuming and managing the credit risk on our single-family guaranty book of business
Interest income not recognized: Consists of reimbursement costs for interest income not recognized for loans on nonaccrual status in our retained mortgage portfolio or in consolidated trusts, which are recorded as a reduction to our interest income
Fee and other income: Compensation received for providing lender services

Credit-related expense: Consists of provision for single-family loan losses, provision for single-family guaranty losses and foreclosed property expense on loans underlying our single-family guaranty book of business
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Single-Family business operations
Remittances to Treasury of a portion of our guaranty fees: Consists of amounts remitted to Treasury pursuant to the TCCA, which we expect will increase in future periods

Multifamily
Mortgage securitizations: Works with our lender customers to securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS in lender swap transactions
Credit risk management: Prices and manages the credit risk on loans in our multifamily guaranty book of business
Credit loss management: Works to prevent foreclosures and reduce costs of defaulted loans through foreclosure alternatives, through management of foreclosures and REO, and through pursuing contractual remedies from lenders, servicers and providers of credit enhancement
Guaranty fees: Compensation for assuming and managing the credit risk on our multifamily guaranty book of business Fee and other income: Other fees associated with multifamily business activities
Credit-related expense: Consists of provision for multifamily credit losses and foreclosed property expense on loans underlying our multifamily guaranty book of business
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Multifamily business operations

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

Fair value gains and losses: Primarily consists of fair value gains and losses on derivatives and trading securities
Investment gains and losses: Primarily consists of gains and losses on the sale or securitization of mortgage assets
Other-than-temporary impairments: Consists of impairments recognized on our investments
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Capital Markets business operations

Revenues from our Business Segments
The following table displays the percentage of our total net revenues accounted for by our business segments for each of the last three years. For more information about the financial results and performance and total assets of each of our segments, see “MD&A—Business Segment Results” and “Note 13, Segment Reporting.”
Table 4: Business Segment Revenues(1)

	For the Year Ended December 31,
	2013	2012	2011
Single-Family	43%	35%	28%
Multifamily	5	5	5
Capital Markets	44	55	63
__________
(1)  Amounts presented represent the percentage of our total net revenues accounted for by each of our business segments. The sum of net revenues for our three business segments does not equal our consolidated total net revenues because we separate the activity related to our consolidated trusts from the results generated by our three segments.
Single-Family Business
Working with our lender customers, our Single-Family business provides funds to the mortgage market by acquiring single-family loans through lender swap transactions or, working also with our Capital Markets group, through loan purchases. Our Single-Family business has primary responsibility for pricing and managing the credit risk on our single-family guaranty book of business, which consists of single-family mortgage loans underlying Fannie Mae MBS and single-family loans held in our retained mortgage portfolio.
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

Revenues for our Single-Family business are derived primarily from guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS. We also allocate guaranty fee revenues to the Single-Family business for assuming and managing the credit risk on the single-family mortgage loans held in our retained mortgage portfolio. The aggregate amount of single-family guaranty fees we receive or that are allocated to our Single-Family business in any period depends on the amount of single-family Fannie Mae MBS outstanding and loans held in our retained mortgage portfolio during the period and the applicable guaranty fee rates. The amount of Fannie Mae MBS outstanding at any time is primarily determined by the rate at which we issue new Fannie Mae MBS and by the repayment rate for the loans underlying our outstanding Fannie Mae MBS. Other factors affecting the amount of Fannie Mae MBS outstanding are the extent to which (1) borrower defaults lead us to purchase loans from our MBS trusts (with the amount of these purchases affected by the rate of borrower defaults on the loans and the extent of loan modification programs in which we engage) and (2) sellers and servicers repurchase loans from us upon our demand based on a breach in the selling representations and warranties provided upon delivery of the loans.
We describe the credit risk management process employed by our Single-Family business, including its key strategies in managing credit risk and key metrics used in measuring and evaluating our single-family credit risk, in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Single-Family Mortgage Securitizations and Other Acquisitions
Our Single-Family business securitizes single-family mortgage loans and issues single-class Fannie Mae MBS, which are described above in “Mortgage Securitizations—Single-Class and Multi-Class Fannie Mae MBS,” for our lender customers. Unlike our Capital Markets group, which securitizes loans from our retained mortgage portfolio, our Single-Family business securitizes loans solely in lender swap transactions. We describe lender swap transactions, and how they differ from portfolio securitizations, in “Mortgage Securitizations—Lender Swaps and Portfolio Securitizations.” Our Single-Family business also works with our Capital Markets group to acquire single-family loans through purchases of loans.
Loans from our lender customers are delivered to us through either our “flow” or “bulk” transaction channels. In our flow business, we enter into agreements that generally set agreed-upon guaranty fees and other contract terms for a lender’s future delivery of individual loans to us over a specified time period. Our bulk business generally consists of transactions in which a set of loans is delivered to us in bulk, typically with guaranty fees and other contract terms negotiated individually for each transaction.
Single-Family Mortgage Servicing, REO Management, and Lender Repurchases
Servicing
Generally, the servicing of the mortgage loans that are held in our retained mortgage portfolio or that back our Fannie Mae MBS is performed by mortgage servicers on our behalf. Typically, lenders who sell single-family mortgage loans to us service these loans for us. For loans we own or guarantee, the lender or servicer must obtain our approval before selling servicing rights to another servicer.
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
REO Management
If a loan defaults and we acquire a home through foreclosure or a deed-in-lieu of foreclosure, we market and sell the home through local real estate professionals. Our primary objectives are both to minimize the severity of loss to Fannie Mae by maximizing sales prices and to stabilize neighborhoods by preventing empty homes from depressing home values. In cases where the property does not sell, we use alternative methods of disposition, including selling homes to cities, municipalities and other public entities, and selling properties in bulk or through public auctions.
Lender Repurchase Evaluations
We conduct post-purchase quality control file reviews to ensure that loans sold to, and serviced for, us meet our guidelines. If we discover violations through reviews, we issue repurchase demands to the seller or other responsible party and seek to collect on our repurchase claims. We discuss changes we have made to our post-purchase loan review process in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards.”
Multifamily Business
Our Multifamily business provides mortgage market liquidity for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities. Our Multifamily business works with our lender customers to provide funds to the mortgage market primarily by securitizing multifamily mortgage loans into Fannie Mae MBS. We also purchase multifamily mortgage loans and provide credit enhancement for bonds issued by state and local housing finance authorities to finance multifamily housing. In addition, we have offered debt financing structures that can be used to facilitate construction loans.
Our Multifamily business also works with our Capital Markets group to facilitate the purchase and securitization of multifamily mortgage loans and securities for our retained mortgage portfolio, as well as to facilitate portfolio securitization and resecuritization activities. Our multifamily guaranty book of business consists primarily of multifamily mortgage loans underlying Fannie Mae MBS and multifamily loans and securities held in our retained mortgage portfolio. Our Multifamily business has primary responsibility for pricing the credit risk on our multifamily guaranty book of business and for managing the credit risk on multifamily loans and Fannie Mae MBS backed by multifamily loans that are held in our retained mortgage portfolio.
Revenues for our Multifamily business are derived from a variety of sources, including: (1) guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our retained mortgage portfolio and on other mortgage-related securities; and (2) other fees associated with multifamily business activities. Additionally, our Capital Markets group earns revenue that is related to our multifamily mortgage loans and securities held in our retained mortgage portfolio.
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

•
Funding sources: The multifamily market is made up of a wide variety of lending sources, including commercial banks, life insurance companies, investment banks, FHA, state and local housing finance agencies, and the GSEs.

•
Number of lenders; lender relationships: During 2013, we executed multifamily transactions with 31 lenders. Of these, 24 lenders delivered loans to us under our Delegated Underwriting and Servicing, or DUS®, product line. In determining whether to do business with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.

•
Loan size: The average size of a loan in our multifamily guaranty book of business is $6 million. A significant number of our multifamily loans are under $5 million, and some of our multifamily loans are greater than $25 million.

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

Multifamily Mortgage Securitizations and Acquisitions
Our Multifamily business generally creates multifamily Fannie Mae MBS in lender swap transactions in a manner similar to our Single-Family business, as described in “Single-Family Business—Single-Family Mortgage Securitizations and Other Acquisitions.” Our multifamily lender customers typically deliver only one mortgage loan, often a fixed-rate loan, to back each multifamily Fannie Mae MBS. The characteristics of each mortgage loan are used to establish guaranty fees on a risk-adjusted basis. Securitizing a single multifamily mortgage loan into a Fannie Mae MBS facilitates its sale into the secondary market.
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

The Multifamily Markets in which We Operate
In the multifamily mortgage market, we aim to address the rental housing needs of a wide range of the population, with the substantial majority of our focus on supporting rental housing that is affordable to families earning at or below the median income in their area. Our mission requires us to serve the market steadily, rather than moving in and out depending on market conditions. Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Our Multifamily business is organized and operated as an integrated commercial real estate finance business, addressing the spectrum of multifamily housing finance needs, including the needs described below.

•
To meet the growing need for smaller multifamily property financing, we focus on the acquisition of multifamily loans up to $3 million ($5 million in high cost areas). We acquire these loans primarily from DUS lenders; however, we have also acquired these loans from other financial institutions. Over the years, we have been an active purchaser of these loans from both DUS and non-DUS lenders, and, as of December 31, 2013, they represented 63% of our multifamily guaranty book of business by loan count and 14% based on unpaid principal balance.

•
To serve low- and very low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to providing housing to families earning less than 60% of area median income (as defined by the U.S. Department of Housing and Urban Development “HUD”)) and are structured to ensure that the low and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2013, this type of financing represented approximately 15% of our multifamily guaranty book of business, based on unpaid principal balance, including $14.9 billion in bond credit enhancements.

Capital Markets
Our Capital Markets group manages our mortgage-related assets and other interest-earning non-mortgage investments. We fund our purchases primarily through proceeds we receive from the issuance of debt securities in the domestic and international capital markets. Our Capital Markets group has primary responsibility for managing the interest rate risk associated with our investments in mortgage assets.
Our Capital Markets group’s business activity is primarily focused on making short-term use of our balance sheet rather than on long-term investments. As a result, our Capital Markets group works with lender customers to provide funds to the mortgage market through short-term financing and investing activities. Activities we are undertaking to provide liquidity to the mortgage market include the following:

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

•
MBS Trading. We regularly enter into purchase and sale transactions with other market participants involving mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, which we refer to as “agency MBS.” These transactions can provide for the future delivery of mortgage-backed securities with underlying single-family loans that share certain general characteristics (often referred to as the “TBA market”). These purchase and sale transactions also can provide for the future delivery of specifically identified mortgage-backed securities with underlying loans that have other characteristics considered desirable by some investors (often referred to as the “Specified Pools market”). Through our trading activity in the TBA and Specified Pools markets, we provide significant liquidity to the agency MBS markets.

Securitization Activities
Our Capital Markets group is engaged in issuing both single-class and multi-class Fannie Mae MBS through both portfolio securitizations and structured securitizations involving third party assets.

•
Portfolio securitizations. Our Capital Markets group creates single-class and multi-class Fannie Mae MBS from mortgage-related assets held in our retained mortgage portfolio. Our Capital Markets group may sell these Fannie Mae MBS into the secondary market or may retain the Fannie Mae MBS in our retained mortgage portfolio.

•
Structured securitizations. Our Capital Markets group creates single-class and multi-class structured Fannie Mae MBS, typically for our lender customers or securities dealer customers, in exchange for a transaction fee. In these transactions, the customer “swaps” a mortgage-related asset that it owns (typically a mortgage security) in exchange for a structured Fannie Mae MBS we issue. Our Capital Markets group earns transaction fees for creating structured Fannie Mae MBS for third parties. The process for issuing Fannie Mae MBS in a structured securitization is similar to the process involved in our lender swap securitizations. For more information about that process and how it differs from portfolio securitizations, see “Mortgage Securitizations—Lender Swaps and Portfolio Securitizations.”

For a description of single-class Fannie Mae MBS, see “Mortgage Securitizations—Single-Class and Multi-Class Fannie Mae MBS.”
Other Customer Services
Our Capital Markets group provides our lender customers with services that include offering to purchase mortgage assets; segregating customer portfolios to obtain optimal pricing for their mortgage loans; and assisting customers with hedging their mortgage business. These activities help to create a broader market for our customers and enhance liquidity in the secondary mortgage market.
Retained Mortgage Portfolio
Revenue from our Capital Markets group is derived primarily from the difference, or spread, between the interest we earn on our mortgage and non-mortgage investments and the interest we incur on the debt we issue to fund these assets. Our Capital Markets revenues are primarily derived from our retained mortgage portfolio. Over time, we expect these revenues to decrease as the maximum allowable amount of mortgage assets we may own decreases each year to 85% of the amount we were permitted to own the previous year under our senior preferred stock purchase agreement with Treasury. See “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” for more information on the decreasing limits on the amount of mortgage assets we are permitted to hold.
We describe the interest rate risk management process employed by our Capital Markets group, including its key strategies in managing interest rate risk and key metrics used in measuring and evaluating our interest rate risk, in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.”
Liquidity Support and Financing Activities
Our Capital Markets group seeks to increase the liquidity of the mortgage market by maintaining a presence as an active aggregator of mortgage loans and supports the liquidity of Fannie Mae MBS in a variety of market conditions.
Our Capital Markets group funds its purchases primarily through the issuance of a variety of debt securities in a wide range of maturities in the domestic and international capital markets. The most active investors in our debt securities include commercial bank portfolios and trust departments, investment fund managers, insurance companies, pension funds, state and local governments, and central banks. The approved dealers for underwriting various types of Fannie Mae debt securities may differ by funding program. See “MD&A—Liquidity and Capital Management—Liquidity Management” for information on the composition of our outstanding debt and a discussion of our liquidity and debt activity.
Our Capital Markets group’s liquidity support and financing activities are affected by market conditions. In addition, the Capital Markets group’s purchases are subject to contractual limitations, including the provisions of the senior preferred stock purchase agreement with Treasury, and to regulatory constraints, to the extent described below under “Conservatorship and Treasury Agreements” and “Our Charter and Regulation of Our Activities.”

CONSERVATORSHIP AND TREASURY AGREEMENTS
Conservatorship
On September 6, 2008, the Director of FHFA appointed FHFA as our conservator, pursuant to authority provided by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008, or 2008 Reform Act (together, the “GSE Act”). The conservatorship is a statutory process designed to preserve and conserve our assets and property and put the company in a sound and solvent condition.
The conservatorship has no specified termination date and there continues to be significant uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our company and business, as well as the adverse effects of the conservatorship on the rights of holders of our common and preferred stock, see “Risk Factors.”
Management of the Company during Conservatorship
Upon its appointment, the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator subsequently delegated specified authorities to our Board of Directors and delegated to management the authority to conduct our day-to-day operations. In connection with its delegation of authority, FHFA has instructed the Board to oversee that management consult with and obtain the written approval of the conservator before taking action in any of the areas described in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.” FHFA’s instructions also require the company to notify FHFA of planned changes in business processes or operations, so that FHFA may participate in decision-making as FHFA determines appropriate. The conservator retains the authority to amend or withdraw its delegations at any time.
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
Because we are in conservatorship, our common stockholders currently do not have the ability to elect directors or to vote on other matters. The conservator eliminated common and preferred stock dividends (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship, and we are no longer managed with a strategy to maximize shareholder returns. For additional information about our primary goals, see “Executive Summary—Our Strategy and Progress,” and for additional information about the goals of the conservatorship, see “Executive Summary—Helping to Build a Sustainable Housing Finance System.”
Powers of the Conservator under the GSE Act
FHFA has broad powers when acting as our conservator. As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf. Further, FHFA may transfer or sell any of our assets or liabilities (subject to limitations and post-transfer notice provisions for transfers of certain types of financial contracts), without any approval, assignment of rights or consent of any party. The GSE Act provides, however, that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. For more information on FHFA’s powers as conservator and the rules governing conservatorship and receivership operations for the GSEs, see “Our Charter and Regulation of Our Activities—The GSE Act—Receivership.”
Neither the conservatorship nor the terms of our agreements with Treasury change our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.
Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons set forth in the GSE Act, including if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Placement into receivership would likely have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. For more information on the risks to our business relating to conservatorship and uncertainties regarding the future of our business, see “Risk Factors.”
Treasury Agreements
On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement, which was amended and restated on September 26, 2008. The amended and restated agreement was subsequently amended on May 6, 2009, December 24, 2009 and August 17, 2012. Unless the context indicates otherwise, references in this report to the senior preferred stock purchase agreement refer to the agreement as amended through August 17, 2012. The terms of the senior preferred stock purchase agreement, senior preferred stock and the warrant discussed below will continue to apply to us even if we are released from the conservatorship. See “Risk Factors” for a description of the risks to our business relating to the Treasury agreements, as well as the adverse effects of the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.
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
The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement provides that, on a quarterly basis, we may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected in our consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter (referred to as the “deficiency amount”), up to the maximum amount of remaining funding under the agreement. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process.
The terms of the senior preferred stock purchase agreement provided for the payment of an unspecified quarterly commitment fee to Treasury; however, the August 2012 amendment to the agreement provided that this commitment fee will not be set, accrue or be payable, provided that the current dividend payment provisions of the senior preferred stock remain in effect.
The senior preferred stock purchase agreement provides that Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time, (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations), or (3) the funding by Treasury of the maximum amount that may be funded under the agreement. In addition, Treasury may terminate its funding commitment and declare the senior preferred stock purchase agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers. Treasury may not terminate its funding commitment under the agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.
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
Senior Preferred Stock
Pursuant to the senior preferred stock purchase agreement, we issued one million shares of senior preferred stock to Treasury on September 8, 2008 with an aggregate initial liquidation preference of $1.0 billion. The stock’s liquidation preference is subject to adjustment. For any dividend period for which dividends are payable, to the extent that dividends are not paid in cash they will accrue and be added to the liquidation preference. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement and any quarterly commitment fees that are either not paid in cash to Treasury or not waived by Treasury will be added to the liquidation preference. Accordingly, the aggregate liquidation preference of the senior preferred stock was $117.1 billion as of December 31, 2013.
Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. Pursuant to the August 2012 amendment to the agreement, beginning in 2013, the method for calculating the amount of dividends for each quarter was changed from an annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock to an amount determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP. The new dividend payment provision is referred to as a “net worth sweep” dividend provision. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was $3.0 billion for dividend periods in 2013, decreased to $2.4 billion for dividend periods in 2014 and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. As a result of these dividend payment provisions, when we have quarterly earnings that result in a net worth greater than the applicable capital reserve amount, we will pay dividends to Treasury in the next quarter; but if our net worth does not exceed the applicable capital reserve amount as of the end of a quarter, then we will not be required to accrue or pay any dividends in the next quarter. See “Risk Factors” for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock.
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

•
selling, transferring, leasing or otherwise disposing of any assets, except for dispositions for fair market value in limited circumstances including if (a) the transaction is in the ordinary course of business and consistent with past practice or (b) in one transaction or a series of related transactions if the assets have a fair market value individually or in the aggregate of less than $250 million;

•	issuing subordinated debt; and

•
entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements for any of our executive officers (as defined by rules of the Securities and Exchange Commission (the “SEC”)) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

We also are subject to limits, which are described below, on the amount of mortgage assets that we may own and the total amount of our indebtedness. As a result of these covenants, we can no longer obtain additional equity financing (other than pursuant to the senior preferred stock purchase agreement) and we are limited in the amount and type of debt financing we may obtain.

•
Mortgage Asset Limit. We are restricted in the amount of mortgage assets that we may own. Pursuant to the August 2012 amendment to the agreement, the maximum allowable amount of our mortgage assets was reduced to $650.0 billion on December 31, 2012 and, on each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Our mortgage asset limit was $552.5 billion as of December 31, 2013 and will be $469.6 billion as of December 31, 2014. For purposes of the agreement, the definition of mortgage asset is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Based on this definition, our mortgage assets were $490.7 billion as of December 31, 2013. We disclose the amount of our mortgage assets on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our Web site and announced in a press release.

•
Debt Limit. We are subject to a limit on the amount of our indebtedness. Our debt limit in 2013 was $780.0 billion and in 2014 is $663.0 billion. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. The definition of indebtedness for purposes of our debt cap is based on the par value of each applicable loan and does not reflect the impact of consolidation of variable interest entities. Under this definition, our indebtedness as of December 31, 2013 was $534.2 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our Web site and announced in a press release.

Annual Risk Management Plan Covenant. We are required to provide an annual risk management plan to Treasury not later than December 15 of each year we remain in conservatorship, beginning in 2012. Each annual risk management plan is required to set out our strategy for reducing our risk profile and to describe the actions we will take to reduce the financial and operational risk associated with each of our business segments. Each plan delivered after the first plan must include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our annual risk management plan to Treasury in December 2013.

Lawsuits Challenging the Senior Preferred Stock Purchase Agreements and Conservatorship
Several lawsuits have been filed by preferred and common stockholders of Fannie Mae and Freddie Mac against the United States, Treasury and/or FHFA challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. For a description of these lawsuits, see “Legal Proceedings,” “Note 19, Commitments and Contingencies” and “Risk Factors.”

HOUSING FINANCE REFORM
Overview
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, called for enactment of meaningful structural reforms of Fannie Mae and Freddie Mac. The Dodd-Frank Act also required the Treasury Secretary to submit a report to Congress with recommendations for ending the conservatorships of Fannie Mae and Freddie Mac.
Administration Developments
In 2011, the Administration released a white paper on the future of housing finance reform. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae and Freddie Mac’s role in the market and ultimately wind down both institutions. The report identifies a number of possible policy steps for winding down Fannie Mae and Freddie Mac, reducing the government’s role in housing finance and helping bring private capital back to the mortgage market. These steps include (1) increasing guaranty fees, (2) gradually increasing the level of required down payments so that any mortgages insured by Fannie Mae or Freddie Mac eventually have at least a 10% down payment, (3) reducing conforming loan limits to those established under the 2008 Reform Act, (4) encouraging Fannie Mae and Freddie Mac to pursue additional credit loss protection and (5) reducing Fannie Mae’s and Freddie Mac’s portfolios, consistent with Treasury’s senior preferred stock purchase agreements with the companies. In addition, the report outlines three potential options for a new long-term structure for the housing finance system following the wind-down of Fannie Mae and Freddie Mac.
In August 2013, President Obama publicly discussed the Administration’s housing policy priorities, including a core principle that included winding down Fannie Mae and Freddie Mac through a responsible transition. In a paper released by the White House, the Administration endorsed several initiatives to facilitate this transition, including the reduction of Fannie Mae’s and Freddie Mac’s investment portfolios by at least 15% per year through 2018, engaging in credit risk transfer pilot programs and continuing to develop a common securitization platform. In January 2014, the White House issued a fact sheet reaffirming the Administration’s view that housing finance reform should include ending Fannie Mae and Freddie Mac’s business model.
Conservator Developments
In addition to the Administration’s actions described above, FHFA has taken a number of steps consistent with the goals laid out in the Administration’s 2011 white paper. In 2012, Edward DeMarco, then the Acting Director of FHFA, identified FHFA’s strategic goals for Fannie Mae and Freddie Mac’s conservatorships. These goals are described in “Executive Summary—Helping to Build a Sustainable Housing Finance System.” In March 2013, the then-Acting Director of FHFA released the 2013 conservatorship scorecard for Fannie Mae and Freddie Mac, which detailed specific priorities for implementing these strategic goals. Many of FHFA’s 2013 conservatorship scorecard objectives were designed to further the reform of the housing finance system.
For example, one of FHFA’s priorities has been to develop a common securitization platform that can be used to perform certain aspects of the securitization process. To further this objective, in March 2013, FHFA announced that a new business entity would be established by Fannie Mae and Freddie Mac that would be separate from the two companies. The new business entity would be designed to provide securitization services, replacing some of Fannie Mae and Freddie Mac’s legacy securitization infrastructure. In October 2013, FHFA announced that the new joint venture by Fannie Mae and Freddie Mac, Common Securitization Solutions, LLC, had been established and that office space for the new entity had been secured. In connection with the entity’s establishment, we entered into a Limited Liability Company Agreement with Freddie Mac in October 2013 and anticipate entering into additional agreements relating to the new joint venture in the future.

FHFA’s 2013 conservatorship scorecard also established priorities relating to the goal that we contract our dominant presence in the marketplace. In support of this goal, FHFA set as objectives that we (1) demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $30 billion of unpaid principal balances in 2013, (2) reduce the unpaid principal balance of new multifamily business relative to 2012 by at least 10% by tightening underwriting, adjusting pricing and limiting product offerings, while not increasing the proportion of our retained risk, and (3) sell 5% of the assets we held in our retained mortgage portfolio as of December 31, 2012 that are not agency securities. In addition, in August 2013, FHFA issued a statement seeking public input on strategies for reducing Fannie Mae and Freddie Mac’s presence in the multifamily housing finance market in 2014, and outlined possible alternatives to meet this goal.
For more detailed information on FHFA’s 2013 conservatorship scorecard objectives and our performance in meeting these objectives, see “Executive Compensation—Compensation Discussion and Analysis—Determination of 2013 Compensation—Assessment of Corporate Performance on 2013 Conservatorship Scorecard.”
In January 2014, Melvin L. Watt became the new Director of FHFA. As of the date of this filing, FHFA has not announced its 2014 conservatorship scorecard objectives.
Legislative Developments
Congress has also continued to consider housing finance reform. In the first session of the current Congress, members of Congress introduced several bills to reform the housing finance system. In June 2013, the “Housing Finance Reform and Taxpayer Protection Act of 2013” was introduced in the Senate. The Senate bill, among other matters, would require the wind down of Fannie Mae and Freddie Mac within five years of enactment. In July 2013, the Financial Services Committee of the House of Representatives approved the “Protecting American Taxpayers and Homeowners Act of 2013.” The House bill, among other matters, would require FHFA to place Fannie Mae and Freddie Mac into receivership within five years of enactment or potentially longer in certain circumstances. Both bills would place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being wound down or placed into receivership, as applicable.
In addition, two bills were introduced during the first session of the current Congress related to the terms of Fannie Mae’s and Freddie Mac’s senior preferred stock purchase agreements with Treasury. The “Jumpstart GSE Reform Act,” which was introduced in the Senate in March 2013, would prohibit Congress from increasing the GSEs’ guaranty fees to offset spending unrelated to the business operations of the GSEs and also would prohibit Treasury from disposing of its GSE senior preferred stock until legislation has been enacted that includes specific instruction for its disposition. The “Let the GSEs Pay Us Back Act of 2013,” which was introduced in the House of Representatives in June 2013, would require the amendment of Fannie Mae’s and Freddie Mac’s senior preferred stock purchase agreements with Treasury to, among other things, terminate the dividends on the senior preferred stock and allow Fannie Mae and Freddie Mac to repay the liquidation preference of the senior preferred stock.
We expect Congress to continue to consider housing finance reform in the current congressional session, including conducting hearings and considering legislation that would alter the housing finance system or the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors” for discussions of the risks to our business relating to the uncertain future of our company and of how the uncertain future of our company may adversely affect our ability to retain and recruit well-qualified employees, including senior management.

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

The national conforming loan limit for mortgages that finance one-family residences is $417,000 in 2014, as it was in 2010 through 2013, with higher limits for mortgages secured by two- to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). Higher loan limits also apply in designated high-cost areas (counties or county-equivalent areas). FHFA provides Fannie Mae with the designated high-cost areas annually. Our charter sets loan limits for high-cost areas up to 150% of the national loan limit ($625,500 for a one-family residence; higher for two- to four-family residences and in the four statutorily-designated states and territories).
In December 2013, FHFA requested public input on a plan to gradually reduce the conforming loan limit for one-family residences. FHFA’s announcement notes that reducing loan limits furthers its goal of contracting the market presence of Fannie Mae and Freddie Mac gradually over time, and is in line with President Obama’s August 2013 request that FHFA reduce loan limits in order to reduce the government’s footprint in the market. In areas where the statutory maximum loan limit for one-family residences is currently $417,000, FHFA’s plan would reduce the loan limit to $400,000, a reduction of approximately 4%. The loan limit would be reduced by the same percentage in areas with higher limits. In areas where the current loan limit is at $625,500, the limit would be reduced to $600,000. FHFA’s announcement stated that no final decision on loan limits will be made until comments are reviewed, and the proposed changes will not affect loans originated before October 1, 2014.
No statutory limits apply to the maximum original principal balance of multifamily mortgage loans that we purchase or securitize. In addition, the Charter Act imposes no maximum original principal balance limits on loans we purchase or securitize that are insured by FHA or guaranteed by the VA.

•
Loan-to-Value and Credit Enhancement Requirements. The Charter Act generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has a loan-to-value ratio over 80% at the time of purchase. Although we do not currently purchase or securitize second lien single-family mortgage loans, the Charter Act requires a second lien mortgage loan to have credit enhancement if the combined loan-to-value ratio exceeds 80%. The credit enhancement required by our charter may take the form of one or more of the following: (1) insurance or a guaranty by a qualified insurer of the over-80% portion of the unpaid principal balance of the mortgage; (2) a seller’s agreement to repurchase or replace the mortgage in the event of default (for such period and under such circumstances as we may require); or (3) retention by the seller of at least a 10% participation interest in the mortgage. Regardless of loan-to-value ratio, the Charter Act does not require us to obtain credit enhancement to purchase or securitize loans insured by FHA or guaranteed by the VA.

Authority of U.S. Treasury to Purchase GSE Securities
Pursuant to our charter, at the discretion of the Secretary of the Treasury, Treasury may purchase our obligations up to a maximum of $2.25 billion outstanding at any one time. Under the 2008 Reform Act, Treasury temporarily received expanded authority, which expired on December 31, 2009, to purchase our obligations and other securities in unlimited amounts (up to the national debt limit). We describe Treasury’s investment in our senior preferred stock and a common stock warrant pursuant to this expanded temporary authority under “Conservatorship and Treasury Agreements—Treasury Agreements.”
Other Charter Act Provisions
The Charter Act has the following additional provisions.

•
Issuances of Our Securities. We are authorized, upon the approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. Neither the U.S. government nor any of its agencies guarantees, directly or indirectly, our debt or mortgage-related securities.

•
Exemptions for Our Securities. The Charter Act generally provides that our securities are exempt under the federal securities laws administered by the SEC. As a result, we are not required to file registration statements with the SEC under the Securities Act of 1933 with respect to offerings of any of our securities. Our non-equity securities are also exempt securities under the Securities Exchange Act of 1934 (the “Exchange Act”). However, our equity securities are not treated as exempt securities for purposes of Sections 12, 13, 14 or 16 of the Exchange Act. Consequently, we are required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The GSE Act
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
New Products. The GSE Act requires us to obtain FHFA’s approval before initially offering any product, subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice before commencing any new activity. In July 2009, FHFA published an interim final rule implementing these provisions of the GSE Act. Subsequently, the then-Acting Director of FHFA concluded that permitting us to offer new products at this time is inconsistent with the goals of the conservatorship. He therefore instructed us not to submit requests for approval of new products under the interim final rule. We cannot predict when or if FHFA will permit us to submit new product requests under the rule.

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
In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons set forth in the GSE Act. The statutory grounds for discretionary appointment of a receiver include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; undercapitalization and no reasonable prospect of becoming adequately capitalized; the likelihood of losses that will deplete substantially all of our capital; or by consent.
In June 2011, FHFA issued a final rule establishing a framework for conservatorship and receivership operations for the GSEs, which became effective in July 2011. The rule implements and supplements the procedures and processes set forth in the GSE Act, and does not seek to anticipate or predict future conservatorships or receiverships. For example, the final rule clarifies that:

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

The rule also provides that FHFA, as conservator, will not pay securities litigation claims against us during conservatorship, unless the Director of FHFA determines it is in the interest of the conservatorship. An action, which was brought by the Ohio Public Employees Retirement System and the State Teachers Retirement System of Ohio, is currently pending in the U.S. District Court for the District of Columbia against FHFA and FHFA’s Director challenging the rule’s provisions regarding nonpayment of securities litigation claims.
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

Affordable Housing Allocations. The GSE Act requires us and Freddie Mac to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases to fund HUD’s Housing Trust Fund and Treasury’s Capital Magnet Fund, with 65% of this amount allocated to the Housing Trust Fund and the remaining 35% allocated to the Capital Magnet Fund. The GSE Act authorizes the Director of FHFA to temporarily suspend these allocations in specified circumstances. In November 2008, FHFA suspended allocations for these funds and directed Fannie Mae and Freddie Mac to not set aside or allocate funds for the Housing Trust Fund and Capital Magnet Fund until further notice. In July 2013, a lawsuit was filed against FHFA challenging its decision to suspend Fannie Mae’s and Freddie Mac’s contributions to the Housing Trust Fund. See “Note 19, Commitments and Contingencies” for a description of this lawsuit.
Executive Compensation. Fannie Mae’s Charter provides that the company has the power to pay compensation to our executives that the Board of Directors determines is reasonable and comparable with the compensation of executives performing similar duties in similar businesses, except that a significant portion of potential compensation must be based on our performance. The GSE Act directs FHFA to prohibit us from providing unreasonable or non-comparable compensation to our executive officers. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the officer during such review. FHFA is also authorized by the GSE Act to prohibit or limit certain golden parachute and indemnification payments to directors, officers and certain other parties. In addition, pursuant to the Stop Trading on Congressional Knowledge Act (the “STOCK Act”) and related regulations issued by FHFA, our senior executives are prohibited from receiving bonuses during any period of conservatorship on or after the April 4, 2012 enactment of the law.
In January 2014, FHFA issued a revised final rule relating to the compensation of executive officers (as defined under the rule), which will become effective on February 27, 2014. The rule, among other things, provides that the Director of FHFA must prohibit us from providing any compensation to an executive officer that the Director determines is not reasonable or comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. The rule also requires the approval of the Director of FHFA before we may enter into any agreement providing compensation in connection with the termination of an executive officer’s employment. FHFA also issued a revised final rule relating to golden parachute payments in January 2014, which will become effective on February 27, 2014. The rule generally prohibits us from making golden parachute payments to any current or former director, officer, employee, controlling stockholder or agent of the company during any period in which we are in conservatorship, receivership or other troubled condition unless either a specific exception applies or the Director of FHFA approves the payments. For a description of regulatory and other legal requirements affecting our executive compensation, see “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2013 Executive Compensation Program—Impact of Conservatorship and Other Legal Requirements.”
Fair Lending. The GSE Act requires the Secretary of HUD to assure that the GSEs meet their fair lending obligations. Among other things, HUD is required to periodically review and comment on the underwriting and appraisal guidelines of each company to ensure consistency with the Fair Housing Act. HUD is currently conducting such a review.
Capital Adequacy Requirements
The GSE Act establishes capital adequacy requirements. The statutory capital framework incorporates two different quantitative assessments of capital—a minimum capital requirement and a risk-based capital requirement. The minimum capital requirement is ratio-based, while the risk-based capital requirement is based on simulated stress test performance. The GSE Act requires us to maintain sufficient capital to meet both of these requirements in order to be classified as “adequately capitalized.” However, during the conservatorship, FHFA has suspended our capital classifications and announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding. FHFA has advised us that, because we are under conservatorship, we will not be subject to corrective action requirements that would ordinarily result from our receiving a capital classification of “undercapitalized.”
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

Risk-Based Capital Requirement. The GSE Act requires FHFA to establish risk-based capital requirements for Fannie Mae and Freddie Mac, to ensure that we operate in a safe and sound manner. Existing risk-based capital regulation under the GSE Act ties our capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and high mortgage default rates. FHFA has stated that it does not intend to publish our risk-based capital level during the conservatorship and has discontinued stress test simulations under the existing rule. We continue to submit detailed profiles of our books of business to FHFA to support FHFA’s monitoring of our business activity and their research into future risk-based capital rules.
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
Housing Goals
In November 2012, FHFA published a final rule establishing the following single-family home purchase and refinance housing goal benchmarks for 2012 to 2014 for Fannie Mae and Freddie Mac. A home purchase mortgage may be counted toward more than one home purchase benchmark.

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

•
Low-Income Areas Home Purchase Goal Benchmark: The benchmark level for our acquisitions of single-family owner-occupied purchase money mortgage loans for families in low-income areas is set annually by notice from FHFA, based on the benchmark level for the low-income areas home purchase subgoal (below), plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families (defined as income equal to or less than 100% of area median income) in designated disaster areas. For 2013, FHFA set the overall low-income areas home purchase benchmark goal at 21%.

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
Private-label mortgage-related securities, second liens and single-family government loans do not count towards our housing goals. In addition, only permanent modifications of mortgages under the Administration’s Home Affordable Modification Program (“HAMP”) completed during the year count towards our housing goals; trial modifications will not be counted. Moreover, these modifications count only towards our single-family low-income families refinance goal, not any of the home purchase goals. Refinancings under HARP also count toward our single-family low-income families refinancing goal.
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

To meet FHFA’s housing goals, our multifamily mortgage acquisitions must finance a certain number of units affordable to low-income families and a certain number of units affordable to very low-income families. The specific requirements for each year are set forth in Table 5 below. There is no market-based alternative measurement for the multifamily goals.
Table 5: Multifamily Housing Goals for 2012 to 2014

	Goals for
	2012	2013	2014
	(in units)
Affordable to low-income families	285,000	265,000	250,000
Affordable to very low-income families	80,000	70,000	60,000
In adopting the rule in 2010 establishing the structure of our housing goals, FHFA indicated “FHFA does not intend for [Fannie Mae] to undertake uneconomic or high-risk activities in support of the [housing] goals. However, the fact that [Fannie Mae is] in conservatorship should not be a justification for withdrawing support from these market segments.” If our efforts to meet our goals prove to be insufficient, FHFA determines whether the goals were feasible. If FHFA finds that our goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The housing plan must describe the actions we would take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. As described in “Risk Factors,” actions we may take to meet our housing goals may increase our credit losses and credit-related expense.
In October 2013, FHFA determined that we met all of our single-family and multifamily housing goals for 2012. The following table presents our performance against our single-family housing benchmarks and market share measures, as well as our multifamily housing goals, for 2012 and 2011, as validated by FHFA.
Table 6: Housing Goals Performance

	2012			2011
	Result	Bench-mark	Single-Family Market Level	Result	Bench-mark	Single-Family Market Level
Single-family housing goals:(1)
Low-income families home purchases	25.6%	23%	26.6%	25.8%	27%	26.5%
Very low-income families home purchases	7.3	7	7.7	7.6	8	8.0
Low-income areas home purchases	22.3	20	20.5	22.4	24	22.0
Low-income and high-minority areas home purchases	13.1	11	13.6	11.6	13	11.4
Low-income families refinancing	21.8	20	22.3	23.1	21	21.5

	2012		2011
	Result	Goal	Result	Goal
	(in units)
Multifamily housing goals:
Affordable to families with income no higher than 80% of area median income	375,924	285,000	301,224	177,750
Affordable to families with income no higher than 50% of area median income	108,878	80,000	84,244	42,750

__________

(1)	Our single-family results and benchmarks are expressed as a percentage of the total number of eligible mortgages acquired during the period.
Based on preliminary numbers, with the exception of the single-family very low-income families home purchase goal benchmark, we believe we met all of our single-family housing goal benchmarks for 2013, as well as both of our 2013 multifamily housing goals. To determine whether we met our very low-income families home purchase goal, FHFA will compare our performance with that of the market after the release of data reported by primary market originators under HMDA in the fall of 2014. We will be in compliance with the single-family very low-income families home purchase goal if we meet the market share measure.
We will file our assessment of our 2013 housing goals performance with FHFA in March 2014. FHFA will issue a final determination on our 2013 housing goals performance after the release of data reported under HMDA later this year.
Duty to Serve
The 2008 Reform Act created the duty to serve underserved markets in order for us and Freddie Mac to “provide leadership to the market in developing loan products and flexible underwriting guidelines to facilitate a secondary market for very low-, low-, and moderate-income families” with respect to three underserved markets: manufactured housing, affordable housing preservation and rural areas.
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
The Dodd-Frank Act
The Dodd-Frank Act has significantly changed the regulation of the financial services industry, including requiring new standards related to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. The Dodd-Frank Act has directly affected and will continue to affect our business through new and expanded regulatory oversight and standards applicable to us. We are also indirectly affected by provisions of the Dodd-Frank Act and implementing regulations that impact the activities of our customers and counterparties in the financial services industry. Some of the regulations required to implement provisions of the Dodd-Frank Act still have not been finalized or proposed. As a result, it remains difficult to assess fully the impact of this legislation on our business and industry at this time. We discuss the potential risks to our business resulting from the Dodd-Frank Act in “Risk Factors.” Below we summarize some key provisions of the Dodd-Frank Act, as well as some proposed and final rules that have been promulgated by various government agencies to implement provisions of the legislation.
Enhanced supervision and prudential standards. The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), chaired by the Secretary of the Treasury, to ensure that all financial companies—not just banks—whose failure could pose a threat to the financial stability of the United States will be subject to strong oversight. Under the Dodd-Frank Act, the FSOC is responsible for designating systemically important nonbank financial companies, while the Federal Reserve is responsible for establishing stricter prudential standards that will apply to FSOC-designated systemically important nonbank financial companies, as well as to large bank holding companies. The Federal Reserve must establish standards related to risk-based capital, leverage limits, liquidity, single-counterparty exposure limits, resolution plans, reporting credit exposures and other risk management measures. In December 2011, the Board of Governors of the Federal Reserve System issued proposed rules addressing a number of these enhanced prudential standards and, in February 2014, the Board of Governors of the Federal Reserve System issued an interim final rule implementing some of these enhanced prudential standards. The Federal Reserve may also impose other standards related to contingent capital, enhanced public disclosure, short-term debt limits and other requirements as appropriate.
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
Swap Transactions; Minimum Capital and Margin Requirements. The Dodd-Frank Act includes provisions requiring additional regulation of swap transactions. Because we are a user of interest rate swaps, the Dodd-Frank Act requires us, among other items, to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), FHFA, the Farm Credit Administration and the Office of the Comptroller of the Currency have proposed rules under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. These proposed rules would require that, for all trades that have not been submitted to a derivatives clearing organization, we collect from and provide to our counterparties collateral in excess of the amounts we have historically collected or provided.
Ability to Repay. The Dodd-Frank Act amended the Truth in Lending Act to require creditors to determine that borrowers have a “reasonable ability to repay” most mortgage loans prior to making such loans. In 2013, the Consumer Financial Protection Bureau (the “CFPB”) issued a final rule under Regulation Z that, among others things, requires creditors to determine a borrower’s “ability to repay” a mortgage loan. If a creditor fails to comply, a borrower may be able to offset a portion of the amount owed in a foreclosure proceeding or recoup monetary damages. The rule offers several options for complying with the ability to repay requirement, including making loans that meet certain terms and characteristics (so-called “qualified mortgages”), which may provide creditors and their assignees with special protection from liability. Generally, a loan will be a qualified mortgage under the rule if, among other things, (1) the points and fees paid in connection with the loan do not exceed 3% of the total loan amount, (2) the loan term does not exceed 30 years, (3) the loan is fully amortizing with no negative amortization, interest-only or balloon features and (4) the debt-to-income ratio on the loan does not exceed 43%. The CFPB also defined a special class of conventional mortgage loans that will be qualified mortgages if they (1) meet the points and fees, term and amortization requirements of qualified mortgages generally, and (2) are eligible for sale to Fannie Mae or Freddie Mac. This class of qualified mortgages expires on the earlier of January 10, 2021 or when the GSEs cease to be in conservatorship or receivership.
In May 2013, FHFA directed Fannie Mae and Freddie Mac to limit our acquisition of single-family loans to those loans that meet the points and fees, term and amortization requirements for qualified mortgages, or to loans that are exempt from the ability-to-repay rule, such as loans made to investors. This limitation applies to loans with application dates on or after January 10, 2014, the effective date of the ability-to-repay rule. We continue to evaluate the potential impact of these changes on our business.
Risk Retention. The Dodd-Frank Act requires financial regulators to jointly prescribe regulations requiring securitizers to retain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. In August 2013, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the SEC, FHFA and HUD proposed a joint rule that would implement this risk retention requirement. Under the proposed rule, securitizers would be required to retain at least 5% of the credit risk of the assets they securitize. The proposed rule offers several compliance options, one of which is to have either Fannie Mae or Freddie Mac (so long as they are in conservatorship or receivership) securitize and fully guarantee the assets, in which case no further retention of credit risk is required. In addition, securities backed solely by mortgage loans meeting the definition of a “Qualified Residential Mortgage” are exempt from the risk retention requirements of the rule. The proposed rule defines Qualified Residential Mortgage to have the same meaning as the term “qualified mortgage” as defined by the CFPB in connection with its “ability to repay” rule discussed above.
Stress Testing. The Dodd-Frank Act requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. In September 2013, FHFA issued a final rule implementing the Dodd-Frank Act’s stress test requirements for Fannie Mae, Freddie Mac and the FHLBs. Under the rule, each year we are required to conduct a stress test, based on our data as of September 30 of that year, using three different scenarios of financial conditions provided by FHFA: baseline, adverse and severely adverse. In conducting the stress test, we are required to calculate the impact of the scenario conditions on our capital levels and other specified measures of financial condition and performance over a period of at least nine quarters. The rule requires us to submit the stress test results for the three scenarios to FHFA and the Federal Reserve Board of Governors by February 5 of each year. In addition, we are required to publish the stress test results for the severely adverse scenario between April 15 and April 30 of each year. We submitted our first stress test results under this rule to FHFA and the Federal Reserve Board of Governors on February 5, 2014.

Bank Capital and Liquidity Standards
Although we are not subject to banking regulations, our business may be affected by changes to the capital and liquidity requirements applicable to U.S. banks. The capital and liquidity regimes for the U.S. banking industry are currently undergoing significant changes as a result of actions by international bank regulators. In December 2010, the Basel Committee on Banking Supervision issued a set of revisions to the international capital requirements. These revisions, known as Basel III, generally narrow the definition of capital that can be used to meet risk-based standards and raise the amount of capital that must be held. Basel III also introduces new quantitative liquidity requirements. In July 2013, U.S. banking regulators issued a final regulation implementing Basel III’s capital standards. U.S. banking regulators also issued a proposed regulation in October 2013 setting minimum liquidity standards generally in accordance with Basel III standards. See “Risk Factors” for a discussion of this proposed rule and how, if it is adopted as currently proposed, it could materially adversely affect demand by banks for our debt and MBS securities in the future, as well as how Basel III could otherwise affect our company and the future business practices of our customers and counterparties.
In addition, although we are not subject to bank capital or liquidity requirements, any revised framework for GSE standards may be based on bank requirements, particularly if the GSEs are deemed to be systemically important financial companies subject to Federal Reserve oversight.
Potential Changes to Our Single-Family Guaranty Fee Pricing
In December 2013, FHFA directed us and Freddie Mac to increase our base single-family guaranty fees for all mortgages by 10 basis points. FHFA also directed us and Freddie Mac to make changes to our single-family loan level price adjustments, which are one-time cash fees that we charge at the time we initially acquire a loan based on the credit characteristics of the loan. These changes to our single-family loan level price adjustments consist of: (1) eliminating the current 25 basis point adverse market delivery charge, which has been assessed on all single-family mortgages purchased by us since 2008, for all loans except those secured by properties located in Connecticut, Florida, New Jersey and New York, due to the significantly higher foreclosure carrying costs in these states; and (2) implementing changes to our upfront fees for single-family loans to better align pricing with the credit risk characteristics of the borrower. FHFA’s December 2013 directive stated that these price changes would be effective on March 1, 2014 for whole loan commitments and on April 1, 2014 for loans exchanged for Fannie Mae MBS; however, in January 2014, FHFA directed us and Freddie Mac to delay implementation of these guaranty fee changes. FHFA Director Watt stated that he intends to conduct a thorough evaluation of the proposed changes and their likely impact as expeditiously as possible.
FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans
In April 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”), which is applicable to Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The Advisory Bulletin establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures. The Advisory Bulletin indicates that this guidance considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000.
Among other requirements, this Advisory Bulletin requires that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). For multifamily loans, the Advisory Bulletin requires that any portion of a loan balance that exceeds the amount secured by the fair value of the collateral, less costs to sell, for which there is no available and reliable source of repayment other than the sale of the underlying real estate collateral, to be classified as a “loss.” The Advisory Bulletin also requires us to charge off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loss reserves or as a reduction in our foreclosed property expenses. In May 2013, FHFA issued an additional Advisory Bulletin clarifying the implementation timeline for AB 2012-02, requiring that: (1) the asset classification provisions of AB 2012-02 should be implemented by January 1, 2014; and (2) the charge-off provisions of AB 2012-02 should be implemented no later than January 1, 2015.
We establish an allowance for loan losses against our loans either through our collective loss reserve or our loss reserve for individually impaired loans. Thus, at the time single-family loans become 180 days delinquent, we have already established an allowance for loan losses against them. The Advisory Bulletin requires us to change our practice for determining when a loan is deemed uncollectible to the date the loan is classified as a “loss” as described above. This is a change from our current practice for determining when a loan is deemed to be uncollectible, which is based on historical data and results in a loan being deemed to be uncollectible at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale).
In the period in which we adopt the Advisory Bulletin, our allowance for loan losses on the impacted loans will be eliminated and the corresponding recorded investment in the loan will be reduced by the amounts that are charged off. Under our existing accounting practices and upon adoption of the Advisory Bulletin, the ultimate amount of losses we realize on our loan portfolio will be the same over time; however, the timing of when we recognize the losses in our financial statements will differ.
We are working with FHFA to consider how the Advisory Bulletin may impact our credit risk management practices. At present, approximately 50% of our modifications are initiated after loans become 180 days delinquent. This is a result of a number of factors, including servicer backlogs, lack of borrower responsiveness to loss mitigation efforts, and extended foreclosure timelines, which affect the willingness of borrowers to engage regarding loss mitigation options. Given the current rate of modification activity after loans become 180 days delinquent, the benefit we expect from borrower re-performance is significant in estimating the losses for this population of loans. In July 2013, we introduced a streamlined modification program which may accelerate the timing of our modifications; however, we still expect a meaningful amount of modifications to be initiated after our loans become 180 days past due. As we obtain incremental information on the performance of this program, we will enhance our loss estimates, as necessary, to reflect the change in the expected timing and volume of modifications.
We are working with FHFA to resolve certain implementation issues related to our adoption of the Advisory Bulletin. We do not expect that the adoption of the Advisory Bulletin will have a material impact on our financial position or results of operations.
See “Risk Factors” for information on the risks presented by our adoption of the Advisory Bulletin.

OUR CUSTOMERS
Our principal customers are lenders that operate within the primary mortgage market where mortgage loans are originated and funds are loaned to borrowers. Our customers include mortgage banking companies, savings and loan associations, savings banks, commercial banks, credit unions, community banks, specialty servicers, insurance companies, and state and local housing finance agencies. Lenders originating mortgages in the primary mortgage market often sell them in the secondary mortgage market in the form of whole loans or in the form of mortgage-related securities.
We have a diversified funding base of domestic and international investors. Purchasers of our Fannie Mae MBS and debt securities include fund managers, commercial banks, pension funds, insurance companies, Treasury, foreign central banks, corporations, state and local governments and other municipal authorities.
During 2013, approximately 1,200 lenders delivered single-family mortgage loans to us, either for securitization or for purchase. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2013, our top five lender customers, in the aggregate, accounted for approximately 42% of our single-family business volume, down from approximately 46% in 2012. Wells Fargo Bank, N.A., together with its affiliates, was the only customer that accounted for 10% or more of our single-family business volume in 2013, with approximately 20%.
A number of factors impacted our customers in 2013 and affected the volume of business and mix of customers with whom we and our competitors do business. We obtained a smaller portion of our single-family loan acquisitions from large mortgage lenders in 2012 and 2013 than in prior years as a result of (1) exits from correspondent or broker lending by several large lenders who are focusing instead on lending through their retail channels, and (2) a number of large mortgage lenders having gone out of business since 2006. At the same time, we sought and continue to seek to provide liquidity to a broader, more diverse set of mortgage lenders. In addition to the decrease in single-family mortgage seller concentration, we are acquiring an increasing portion of our business volume from non-depository sellers rather than depository financial institutions. Doing more business with a more diverse set of mortgage lenders has lowered to a degree the significant exposure concentration we have built up with a few large institutions. However, the potentially lower financial strength, liquidity and operational capacity of many of these smaller or non-depository mortgage sellers and servicers may negatively affect their ability to satisfy their repurchase or compensatory fee obligations or to service the loans on our behalf. The decrease in the concentration of our business with large depository financial institutions could increase both our institutional counterparty credit risk and our mortgage credit risk and, as a result, could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
See “Risk Factors” for a discussion of risks relating to our institutional counterparties, changes in the mortgage industry and our acquisition of a significant portion of our mortgage loans from several large mortgage lenders.

COMPETITION
Historically, our competitors have included Freddie Mac, FHA, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans), the twelve FHLBs, financial institutions, securities dealers, insurance companies, pension funds, investment funds and other investors. Today, we primarily compete with Freddie Mac, FHA, Ginnie Mae and the FHLBs, as many private market competitors dramatically reduced or ceased their activities in the residential mortgage finance business following the 2008 housing crisis.
One of FHFA’s strategic goals for our conservatorship involves gradually contracting our dominant presence in the marketplace. Despite this goal, our market share remained high in 2013 as we have continued to meet the needs of the single-family mortgage market in the absence of substantial issuances of mortgage-related securities by private institutions during the year. We estimate that our single-family market share was 40% in 2013, compared with 39% in 2012. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Because our estimate of mortgage originations in prior periods is subject to change as additional data become available, these market share estimates may change in the future, perhaps materially. We remained the largest single issuer of mortgage-related securities in the secondary market in 2013. During 2013, our primary competitors for the issuance of mortgage-related securities were Ginnie Mae and Freddie Mac.
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
We compete with Freddie Mac and, especially for loans with higher LTV ratios to finance home purchases, with FHA. Competition to acquire mortgage assets is significantly affected by pricing and eligibility standards. In the future, our guaranty fees may increase and our loan limits may decrease, either of which would likely affect our competitive environment. See “Our Charter and Regulation of Our Activities—Potential Changes to Our Single-Family Guaranty Fee Pricing” for more information on possible increases in our guaranty fees and “Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for more information on possible decreases in our loan limits. Our competitive environment also may be affected by many other factors in the future, such as new legislation or regulations. See “Housing Finance Reform,” “Our Charter and Regulation of Our Activities” and “Risk Factors” for more information on legislation and regulations that could affect our business and competitive environment.
We also compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the FHLBs.
We expect to face more competition in the future. See “Our Charter and Regulation of Our Activities” and “Risk Factors” for discussions of recent legislative reform of the financial services industry that is likely to affect our business.

EMPLOYEES
As of January 31, 2014, we employed approximately 7,400 personnel, including full-time and part-time employees, term employees and employees on leave.

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
Among the forward-looking statements in this report are statements relating to:

•	Our expectation that we will remain profitable for the foreseeable future;

•	Our expectation that, while our annual earnings will remain strong over the next few years, our net income in future years will be substantially lower than our net income for 2013;

•
Our expectation that, although we expect to continue to enter into resolution agreements and may have credit-related income in future years, these factors will have a smaller impact on our earnings in future years than in 2013;

•
Our expectation that our future earnings also will be affected by a number of other factors, including changes in home prices, changes in interest rates, our guaranty fee rates, the volume of single-family mortgage originations in the future, and the size, composition and quality of our retained mortgage portfolio and guaranty book of business, and economic and housing market conditions; and our expectation that some of these factors, such as changes in interest rates or home prices, could result in significant variability in our earnings from quarter to quarter or year to year;

•
Our expectation of volatility from period to period in our financial results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings;

•	Our expectation that we will pay Treasury a senior preferred stock dividend for the first quarter of 2014 of $7.2 billion by March 31, 2014;

•	Our expectation that we will continue to make dividend payments to Treasury;

•
Our expectation that, in compliance with our dividend obligation to Treasury, we will retain only a limited amount of any future earnings because we are required to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

•
Our expectation that the single-family loans we have acquired since January 1, 2009, in the aggregate, will be profitable over their lifetime, by which we mean that we expect our guaranty fee income on these loans to exceed our credit losses and administrative costs for them;

•	Our expectation that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime;

•
Our expectation that, as a result of our having increased our guaranty fees in 2012, we will benefit from receiving significantly more revenue from guaranty fees in future periods than we have in prior periods, even after we remit some of this revenue to Treasury as we are required to do under the TCCA;

•
Our expectation that the recent trend relating to the shift in the primary sources of our revenues will continue and, in the near future, the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will become the primary source of our revenues;

•	Our expectation that continued decreases in the size of our retained mortgage portfolio will continue to negatively impact our net interest income and revenues;

•
Our expectation that increases in our guaranty fee revenues will at least partially offset the negative impact of the decline in our retained mortgage portfolio, and that the extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio; economic and housing market conditions; and legislative and regulatory changes;

•
Our expectation that the improvements in the credit quality of our loan acquisitions since 2009 and increases in our charged guaranty fees on recently acquired loans will contribute significantly to our revenues for years to come, especially because these loans have relatively low interest rates, making them less likely to be refinanced than loans with higher interest rates;

•	Our expectation that, due to the expected decline in refinancings in 2014, refinancings will constitute a smaller portion of our single-family business volume in 2014 than in 2013;

•
Our expectation that, despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties;

•	Our expectation that the level of multifamily foreclosures in 2014 will generally remain commensurate with 2013 levels;

•
Our belief that the increase in the supply of multifamily units in 2014 is likely to result in a slowdown in rent growth in certain local areas and a slight increase in the national vacancy level in 2014;

•
Our expectation that overall national rental market supply and demand will remain in balance over the longer term, based on expected construction completions, expected obsolescence, positive household formation trends and expected increases in the population of 20- to 34-year olds;

•
Our expectation that single-family mortgage loan serious delinquency and severity rates will continue their downward trend, but that single-family serious delinquency and severity rates will remain high compared with pre-housing crisis levels;

•	Our belief that the recent increase in mortgage rates will result in a decline in overall single-family mortgage originations in 2014 as compared with 2013, driven by a decline in refinancings;

•
Our forecast that total originations in the U.S. single-family mortgage market in 2014 will decrease from 2013 levels by approximately 30% from an estimated $1.82 trillion in 2013 to $1.28 trillion in 2014;

•	Our forecast that the amount of originations in the U.S. single family mortgage market that are refinancings will decrease from an estimated $1.14 trillion in 2013 to $491 billion in 2014;

•	Our expectation that home price growth will continue in 2014, but that the rate of home price growth on a national basis in 2014 will be lower than in 2013;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•
Our expectation that our credit losses in 2014 and 2015 will be higher than 2013 levels because: (1) the amounts we recognized in 2013 pursuant to a number of repurchase and compensatory fee resolution agreements reduced our 2013 credit losses from what they otherwise would have been; and (2) we expect our implementation of the charge-off provisions required by FHFA’s Advisory Bulletin AB 2012-02 in 2015 will increase our credit losses for 2015 from what they otherwise would have been;

•	Our expectation that our credit losses will resume their downward trend beginning in 2016;

•	Our belief that our total loss reserves peaked at $76.9 billion as of December 31, 2011;

•	Our expectation that our loss reserves will continue to decline in 2014, but at a slower pace than in 2013;

•
Our expectation that our loss reserves will remain elevated relative to the levels experienced prior to the 2008 housing crisis for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default;

•	Our expectation that uncertainty regarding the future of our company will continue;

•
Our expectation that Congress will continue to consider housing finance system reform in the current congressional session, including conducting hearings and considering legislation that would alter the housing finance system or the activities or operations of the GSEs;

•
Our belief that, if we are liquidated, it is unlikely that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock;

•	Our anticipation that we will enter into additional agreements relating to Common Securitization Solutions, LLC in the future;

•
Our expectation that, in the period in which we adopt FHFA’s Advisory Bulletin AB 2012-02, our allowance for loan losses on the impacted loans will be eliminated and the corresponding recorded investment in the loan will be reduced by the amounts that are charged off;

•
Our expectation that, although the streamlined modification program we introduced in July 2013 may accelerate the timing of our modifications, a meaningful amount of modifications will be initiated after our loans become 180 days past due;

•	Our expectation that the adoption of FHFA’s Advisory Bulletin AB 2012-02 will not have a material impact on our financial position or results of operations;

•	Our belief that our capital loss carryforwards will expire unused;

•
Our expectation that the guaranty fees we collect and the expenses we incur pursuant to the TCCA will continue to increase in the future, and that the amounts we remit to Treasury pursuant to the TCCA will increase in future periods;

•
Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

•	Our belief that our liquidity contingency plans may be difficult or impossible to execute for a company of our size in our circumstances;

•
Our belief that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold;

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

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not be as high as the December 31, 2013 serious delinquency rates of loans in our legacy book of business;

•	Our belief that we have limited credit exposure to losses on home equity conversion mortgages;

•	Our expectation that the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices;

•
Our belief that loans we acquire under Refi Plus and HARP may not perform as well as the other loans we have acquired since the beginning of 2009, but they will perform better than the loans they replace, because they should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate);

•
Our expectation that the volume of refinancings under HARP will continue to decline due to increased interest rates and a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing;

•
Our expectation that our acquisitions of Alt-A mortgage loans (which are limited to refinancings of existing Fannie Mae loans) will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•
Our expectation that the recent performance trends for our interest-only loans and negative-amortizing loans that have recently reset compared to those that are still in the initial period would not continue if interest rates rose significantly;

•	Our belief that the slow pace of foreclosures will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense);

•	Our expectation that the number of our single-family loans in our book of business that are seriously delinquent will remain above pre-2008 levels for years;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices;

•	Our belief that retaining special servicers to service loans using high-touch protocols will reduce our future credit losses on the transferred loan portfolio;

•
Our expectation that, with the implementation of our new representation and warranty framework, a greater proportion of our repurchase requests in the future may be issued on performing loans, as compared with our currently outstanding repurchase requests, the substantial majority of which relate to loans that are either nonaccrual loans or have been foreclosed upon;

•
Our expectation, based on the stressed financial condition of many of our non-governmental financial guarantor counterparties, that we will receive full cash payment from only two of these counterparties;

•
Our expectation, given the stressed financial condition of some of our single-family lenders, that in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with the lender;

•	Our expectation that we will receive only a portion of our allowed amount under the terms of the Lehman Plan of Reorganization;

•	Our expectation that our new out-of-region data center for disaster recovery will be operational later in 2014;

•	Our expectation that we will conclude the audit with the IRS for our federal tax returns related to the 2009 and 2010 tax years by the end of 2014;

•
Our plans and expectations relating to the distribution of benefits remaining under our terminated pension plans, including our expectation that the distributions will be completed by December 31, 2015 and that we will purchase annuity contracts from an insurance company for retirees and participants that choose annuities as a payment option;

•	Our expectations of the amounts we will recognize, contributions we will make and benefits we will pay relating to our benefit plans, as well as our expectations relating to our plan assets;

•	Our expectation that our objectives and business activities will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives;

•
Our belief that implementing recent FHFA directives will increase our operational risk and could result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period; and

•	Our expectation that our administrative expenses may increase in 2014 compared with 2013 as we continue to execute on our strategic goals.
Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; challenges we face in retaining and hiring qualified employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, as our conservator or as our regulator; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; impairments of our assets; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the structure and regulation of the financial services industry; credit availability; natural or other disasters; and those factors described in “Risk Factors,” as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations.”

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

RISKS RELATING TO OUR BUSINESS
The future of our company is uncertain.
There continues to be significant uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship.
In 2011, the Administration released a report to Congress on ending the conservatorships of the GSEs and reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae and Freddie Mac’s role in the market and ultimately wind down both institutions. The report also addresses three options for a reformed housing finance system. The report does not state whether or how the existing infrastructure or human capital of Fannie Mae may be used in the establishment of such a reformed system. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In August 2013, the White House released a paper confirming that a core principle of the Administration’s housing policy priorities is to wind down Fannie Mae and Freddie Mac through a responsible transition. In January 2014, the White House issued a fact sheet reaffirming the Administration’s view that housing finance reform should include ending Fannie Mae and Freddie Mac’s business model.
In a February 2012 letter to Congress, Edward DeMarco, then the Acting Director of FHFA, provided a strategic plan for Fannie Mae and Freddie Mac’s conservatorships that included, among its three strategic goals, gradually contracting Fannie Mae and Freddie Mac’s dominant presence in the marketplace while simplifying and shrinking our and Freddie Mac’s operations. In January 2014, Melvin L. Watt became the new Director of FHFA. It is uncertain whether Director Watt will make changes to FHFA’s strategic goals and objectives for Fannie Mae and Freddie Mac.
In the first session of the current Congress, members of Congress introduced several bills to reform the housing finance system, including bills that, among other things, would require Fannie Mae and Freddie Mac to be wound down after a period of time and place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being wound down. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in a substantial change to our business structure or our operations, or that involve Fannie Mae’s liquidation or dissolution. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. See “Business—Housing Finance Reform” for more information about the Administration’s report and paper, and Congressional proposals regarding GSE reform.
Congress or FHFA may also consider legislation or regulation aimed at reducing our market share including, for example, significant changes to conforming loan limits that could reduce the number of loans available for us to acquire, which would affect the amount of guaranty fees we receive. For example, in December 2013, FHFA requested public input on a plan to gradually reduce the conforming loan limit for one-family residences. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for more information on FHFA’s proposal.
Our dividend obligations on Treasury’s investment result in our retaining a limited and decreasing amount of our earnings each year until 2018. Beginning in 2018, we will no longer retain any of our earnings.
As a result of our dividend obligation to Treasury, we will retain only a limited amount of our future earnings, and we will be obligated to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $2.4 billion for each quarterly dividend period in 2014 and decreases by $600 million annually until it reaches zero in 2018. Accordingly, our dividend obligations will result in our retaining a limited and decreasing amount of our earnings each year until 2018. Beginning in 2018, we will no longer retain any of our earnings, as the entire amount of our net worth at the end of each quarter will be required to be paid to Treasury.
Because we are permitted to retain only a limited and decreasing amount of capital reserves through 2017, we may not have sufficient reserves to avoid a net worth deficit if we experience a comprehensive loss in a future quarter. In addition, beginning in 2018, we are not permitted to retain any capital reserves against losses in subsequent quarters; therefore, if we have a comprehensive loss for a quarter we will also have a net worth deficit for that quarter. For any quarter for which we have a net worth deficit, we will be required to draw funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion.
Our regulator is authorized or required to place us into receivership under specified conditions, which would result in the liquidation of our assets. Amounts recovered from the liquidation may not be sufficient to repay the liquidation preference of any series of our preferred stock or to provide any proceeds to common shareholders.
FHFA is required to place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations for a period of 60 days after the filing deadline for our Form 10-K or Form 10-Q with the SEC. Although Treasury committed to providing us funds in accordance with the terms of the senior preferred stock purchase agreement, if we need funding from Treasury to avoid triggering FHFA’s obligation, Treasury may not be able to provide sufficient funds to us within the required 60 days if it has exhausted its borrowing authority, if there is a government shutdown, or if the funding we need exceeds the amount available to us under the agreement. In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized.
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
To the extent we are placed into receivership and do not or cannot fulfill our guaranty to the holders of our Fannie Mae MBS, the MBS holders could become unsecured creditors of ours with respect to claims made under our guaranty, to the extent the mortgage collateral underlying the Fannie Mae MBS is insufficient to satisfy the claims of the MBS holders.
In the event of a liquidation of our assets, only after payment of the administrative expenses of the receiver and the immediately preceding conservator, the secured and unsecured claims against the company (including repaying all outstanding debt obligations), and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. We believe that in the event of a liquidation of our assets it is unlikely that there would be sufficient proceeds to make any distribution to holders of our preferred stock or common stock, other than to Treasury as a holder of our senior preferred stock.
Our business and results of operations may be materially adversely affected if we are unable to retain and hire qualified employees.
Our business processes are highly dependent on the talents and efforts of our employees. The conservatorship, the uncertainty of our future, limitations on employee compensation and negative publicity concerning the GSEs have had and are likely to continue to have an adverse effect on our ability to retain and recruit well-qualified employees. Turnover in key management positions and challenges in integrating new management could harm our ability to manage our business effectively and ultimately adversely affect our financial performance.
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
The compensation we pay our senior executives is significantly less than executives’ compensation at many comparable companies. As discussed more fully in “Executive Compensation—Compensation Discussion and Analysis—Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” total target direct compensation for 2013 for each of our executives identified as a named executive was more than 30% below the market median for comparable firms and, in the case of our Chief Executive Officer, was more than 90% below the market median.
Congress has considered other legislation in the past that would alter the compensation for Fannie Mae and Freddie Mac employees. In 2011, the Financial Services Committee of the House of Representatives approved a bill that would put our employees on a federal government pay scale. Although this legislation was not passed by the House or the Senate, if similar legislation were to become law, our employees could experience a sudden and sharp decrease in compensation, which would harm our ability to retain and recruit employees.
We face competition from within the financial services industry and from businesses outside of the financial services industry for qualified employees. Additionally, an improving economy may put additional pressures on turnover, as attractive opportunities become available to our employees. Our competitors for talent are generally not subject to the same limitations on employee compensation. The constraints on our compensation could adversely affect our ability to attract qualified candidates. While we engage in succession planning for our senior management and other critical positions and have been able to fill a number of important positions internally, our inability to offer market-based compensation may limit our ability to attract and retain qualified employees below the senior executive level that could fill our senior executive level positions if there is an increase in turnover.
If we are unable to retain, promote and attract employees with the necessary skills and talent, we would face increased risks for operational failures. Our ability to conduct our business and our results of operations would likely be materially adversely affected.
Our business activities are significantly affected by the conservatorship and the senior preferred stock purchase agreement.
We are currently under the control of our conservator, FHFA, and we do not know when or how the conservatorship will terminate. As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf, and generally has the power to transfer or sell any of our assets or liabilities. In addition, our directors do not have fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities, or the holders of Fannie Mae MBS in making or approving a decision unless specifically directed to do so by the conservator.
Because we are under the control of our conservator, our strategic and operational focus may not be consistent with the investment objectives of our investors. In addition, we may be required to engage in activities that are operationally difficult, costly to implement or unprofitable. For example, under the portfolio reduction requirement of our senior preferred stock purchase agreement with Treasury, we may be required to dispose of assets at unfavorable prices or that may be more economical to hold.
FHFA, as conservator, has determined that, while we are in conservatorship, we will be limited to continuing our existing core business activities and taking actions to advance the goals of the conservatorship. In 2012, FHFA’s then-Acting Director identified strategic goals for our and Freddie Mac’s conservatorships that included building a new infrastructure for the secondary mortgage market and gradually contracting our and Freddie Mac’s dominant presence in the marketplace, while simplifying and shrinking our operations. FHFA has directed us to implement specific objectives to implement these strategic goals and we are devoting significant resources to meeting these objectives. In view of FHFA’s strategic goals, we expect that our objectives and business activities will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives. In addition, in January 2014, Melvin L. Watt became the new Director of FHFA, which could result in changes to FHFA’s strategic goals for our conservatorship.
The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. Pursuant to the senior preferred stock purchase agreement, the maximum allowable amount of mortgage assets we are permitted to own as of December 31, 2013 was $552.5 billion, and on each December 31 thereafter, our mortgage assets may not exceed 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year until the amount of our mortgage assets reaches $250 billion. This limit on the amount of mortgage assets we are permitted to hold could constrain the amount of delinquent loans we purchase from single-family MBS trusts, which could increase our costs.
Actions taken by the conservator and the restrictions set forth in the senior preferred stock purchase agreement could adversely affect our business, results of operations, financial condition, liquidity and net worth.
Several lawsuits have been filed by preferred and common stockholders of Fannie Mae and Freddie Mac against the United States, Treasury and/or FHFA challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. We are not a party to these lawsuits, except for the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action and Arrowood Indemnity Company suits described in “Note 19, Commitments and Contingencies” and the Fisher v. United States of America suit described in “Legal Proceedings.” The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, as well as to FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury during conservatorship. We cannot predict the course or the outcome of these lawsuits, or the actions the U.S. government (including Treasury or FHFA) may take in response to any ruling or finding in any of these lawsuits. Accordingly, we cannot predict what impact, if any, these lawsuits will have on our business.
The conservatorship and investment by Treasury have had, and will continue to have, a material adverse effect on our common and preferred shareholders.
We do not know when or how the conservatorship will terminate. Moreover, even if the conservatorship is terminated, we remain subject to the terms of the senior preferred stock purchase agreement, senior preferred stock and warrant, which can only be canceled or modified with the consent of Treasury. The conservatorship and investment by Treasury have had, and will continue to have, material adverse effects on our common and preferred shareholders, including the following:
No voting rights during conservatorship. The rights and powers of our shareholders are suspended during the conservatorship. The conservatorship has no specified termination date. During the conservatorship, our common shareholders do not have the ability to elect directors or to vote on other matters unless the conservator delegates this authority to them.
Dividends to common and preferred shareholders, other than to Treasury, have been eliminated. Under the terms of the senior preferred stock purchase agreement, dividends may not be paid to common or preferred shareholders (other than on the senior preferred stock) without the prior written consent of Treasury, regardless of whether we are in conservatorship. In addition, as described in a risk factor above, the terms of the senior preferred stock purchase agreement and the senior preferred stock ultimately require the payment of our entire net worth to Treasury. As a result, our net income is not available to common shareholders or preferred shareholders other than Treasury as holder of the senior preferred stock.
Liquidation preference of senior preferred stock is high and could increase. The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, plus any accrued but unpaid dividends, before any distribution is made to the holders of our common stock or other preferred stock. The liquidation preference on the senior preferred stock is currently $117.1 billion and would increase if we draw on Treasury’s funding commitment in any future quarters or if we do not pay dividends owed on the senior preferred stock. If we are liquidated, we believe it is unlikely that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.
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
Basel III is a set of revised global regulatory standards developed by the Basel Committee on Banking Supervision establishing minimum bank capital and liquidity requirements. In October 2013, U.S. banking regulators issued a proposed rule setting minimum liquidity standards for large U.S. banks generally in accordance with Basel III standards. Under the proposed rule, U.S. banks subject to the standards would be required to hold a minimum level of high-quality liquid assets based on projections of their cash needs over a 30-day stress scenario. The debt and mortgage-related securities of Fannie Mae, Freddie Mac and the other GSEs would be permitted to count toward only up to 40% of the banks’ high-quality liquid asset requirement, and then only after applying a 15% discount to the market value of those securities.
U.S. banks currently hold large amounts of our outstanding debt and Fannie Mae MBS securities, and current U.S. banking regulations do not limit the amount of these securities that banks may count toward their liquidity requirements. Accordingly, if this rule is adopted as currently proposed, it may materially adversely affect demand by banks for Fannie Mae debt securities and MBS in the future, which could adversely affect the price of those securities and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
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
Some of the mortgage loans we acquired prior to 2009 have performed poorly, which increased our credit losses and credit-related expenses, and our risk of future credit losses and credit-related expenses, as a result of borrowers failing to make required payments of principal and interest on their mortgage loans. In addition, although home prices have improved in each of the last two years on a national basis, a portion of the loans in our single-family guaranty book of business continues to have an estimated mark-to-market LTV ratio greater than 100%, which increases the likelihood that either these borrowers will strategically default on their mortgage loans even if they have the ability to continue to pay the loans or that distressed homeowners will sell their homes in a “short sale” for significantly less than the unpaid amount of the loans. We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management,” and we present detailed information on our 2013 credit-related expenses, credit losses and results of operations in “MD&A—Consolidated Results of Operations.” The credit performance of loans in our guaranty book of business, particularly those in our legacy book of business, could deteriorate in the future, particularly if we experience national and regional declines in home prices, weakening economic conditions and high unemployment.
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
We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearinghouses or other financial intermediaries we use to facilitate our securities and derivatives transactions. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both an individual basis and an industry-wide basis, as disparate complex systems need to be integrated, often on an accelerated basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions or manage our exposure to risk, and could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations.
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
Additionally, nearly all of our employees in our primary locations, including the Washington, DC and Dallas, Texas metropolitan areas, work in relatively close proximity to one another. Notwithstanding the business continuity plans and facilities that we have in place, given that most of our facilities and employees are located in the Washington, DC and Dallas metropolitan areas, a catastrophic event such as a terrorist attack, natural disaster, extreme weather event or disease pandemic could overwhelm our recovery capabilities. Although we are currently building an out-of-region data center for disaster recovery in order to increase the geographic diversity of our business continuity plans, even when this new facility is operational, most of our employees will still be located in the Washington, DC and Dallas metropolitan areas. If a regional disruption occurs and our employees are not able to occupy our facilities, work remotely, or communicate with or travel to other locations, we may not be able to successfully implement our contingency plans, which could materially adversely affect our ability to conduct our business and lead to financial losses.
A breach of the security of our systems, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our business or result in the disclosure or misuse of confidential information, which could result in significant losses, reputational damage, litigation, and regulatory fines or penalties.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including confidential or personal information that is subject to privacy laws, regulations or customer-imposed controls. Information security risks for large institutions like us have significantly increased in recent years and from time to time we have been, and likely will continue to be, the target of attempted cyber attacks and other information security breaches. To date, we have not experienced any material losses relating to cyber attacks or other information security breaches, but we could suffer such losses in the future.
Although we take measures to protect the security of our computer systems, software and networks, our computer systems, software and networks may be vulnerable to cyber attack, breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more such events were to occur, this could jeopardize or result in the unauthorized disclosure, misuse or corruption of our or our customers’, our counterparties’ or borrowers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’

operations. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks.
Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, such as performing onsite security control assessment and limiting third-party access to the lowest privileged level necessary to perform job functions, ongoing threats may result in unauthorized access, loss or destruction of data or other cybersecurity incidents with increased costs and consequences to us such as those described above.
Our implementation of FHFA directives and other initiatives may increase our operational risk and result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting.
The magnitude of the many new initiatives we are undertaking, including as part of our effort to help build a sustainable housing finance system, may increase our operational risk. Some actions we have been directed to take by FHFA also present significant operational challenges for us, and we believe that implementing these directives will increase our operational risk and could result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period. In April 2012, FHFA issued supervisory guidance requiring that we change our method of accounting for delinquent loans. This directive, which is described in “Business—Our Charter and Regulation of Our Activities—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans,” creates significant operational burdens and costs for us. We are also currently working on implementing a number of other FHFA directives and initiatives that may increase our operational burdens and our costs. In addition, we are working with FHFA and Freddie Mac on a multi-year effort to build a common securitization platform to eventually replace some of our current securitization infrastructure. This initiative, in coordination with related internal infrastructure upgrades, is expected to result in significant changes to our current systems and operations, and involves a high degree of complexity.
While implementation of each individual initiative and directive creates operational challenges, implementing multiple initiatives and directives during the same time period significantly increases these challenges. Implementing these initiatives and directives requires a substantial time commitment from management and the employees responsible for implementing the changes, limiting the amount of time they can spend on other corporate priorities. In addition, some of these initiatives and directives require significant changes to our accounting methods and systems. Due to the operational complexity associated with these changes and the limited time periods for implementing them, we believe there is a significant risk that implementing these changes could result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period. If this were to occur, we could experience material errors in our reported financial results. In addition, FHFA, Treasury, other agencies of the U.S. government or Congress may require us to take actions in the future that could further increase our operational risk.
We may undertake efforts that adversely affect our business, results of operations, financial condition, liquidity and net worth.
In conservatorship our business is no longer managed with a strategy to maximize shareholder returns while fulfilling our mission. Our conservator previously directed us to focus primarily on minimizing our credit losses from delinquent mortgages and providing assistance to struggling homeowners to help them remain in their homes. More recently, our conservator has announced strategic goals for our conservatorship that include building a new infrastructure for the secondary mortgage market and gradually contracting our dominant presence in the marketplace while simplifying and shrinking our operations. In pursuit of these or other goals prescribed by our conservator, we may take a variety of actions that could adversely affect our economic returns, possibly significantly, such as encouraging increased competition in our markets; modifying loans to defer principal, lower the interest rate or extend the maturity; or engaging in principal reduction. We are already taking some of these actions. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth.
Other agencies of the U.S. government or Congress also may ask us to undertake significant efforts to support the housing and mortgage markets, as well as struggling homeowners. They may also ask us to take actions in support of other goals. For example, in December 2011 Congress enacted the TCCA under which, at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. This fee increase helps offset the cost of a two-month extension of the payroll tax cut from January 1, 2012 through February 29, 2012. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
In addition, to meet our housing goals, a portion of the mortgage loans we acquire must be for low- and very-low income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. We may take actions to meet our housing goals obligations that could increase our credit losses and credit-related expense. We discuss our housing goals in “Business—Our Charter and Regulation of Our Activities—Housing Goals and Duty to Serve Underserved Markets.”
As described in “Note 19, Commitments and Contingencies,” in July 2013, a lawsuit was filed against FHFA challenging its decision to suspend Fannie Mae’s and Freddie Mac’s contributions to HUD’s Housing Trust Fund. We cannot predict the course or the outcome of this lawsuit, or the actions FHFA may take in response. If we are required to contribute some or all of the amounts we would have contributed to the Housing Trust Fund in past years had FHFA not suspended these allocations or to begin contributing these amounts going forward, it would have an adverse impact on our financial results. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Affordable Housing Allocations” for a description of the GSE Act’s requirements relating to the Housing Trust Fund.
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
For example, a number of lawsuits have been filed against us challenging our right to claim an exemption, under our charter, from transfer taxes in connection with the recordation of deeds upon transfers of real property. Additional similar lawsuits could be filed against us, and taxing authorities in jurisdictions that do not normally impose a tax on the transfer of real property could also seek to impose transfer taxes on us. If we were to become subject to real property transfer taxes in a large number of states and localities, and if we were required to pay a number of years of past transfer taxes in these states and localities, it would increase our costs going forward and have an adverse effect on our financial results.
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
Our ability to fund our business depends primarily on our ongoing access to the debt capital markets. The level of net interest income generated by our retained mortgage portfolio assets depends on how much lower our cost of funds is compared with what we earn on our mortgage assets. Market concerns about matters such as the extent of government support for our business, the future of our business (including future profitability, future structure, regulatory actions and GSE status) and the creditworthiness of the U.S. government could cause a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in recent years to issue debt of varying maturities at attractive pricing resulted from federal government support of us and the financial markets. As a result, we believe that our status as a GSE and continued federal government support is essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations. There can be no assurance that the government will continue to support us or the markets, or that our current level of access to debt funding will continue. In addition, due to our reliance on the U.S. government’s support, our access to debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government.
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
We believe that our liquidity contingency plans may be difficult or impossible to execute during a liquidity crisis. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be eliminated or significantly impaired. In this event, our alternative sources of liquidity—consisting of our cash and other investments portfolio and the unencumbered mortgage assets in our retained mortgage portfolio—may not be sufficient to meet our liquidity needs.
We believe that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Due to the large size of our portfolio of mortgage assets, current market conditions and the significant amount of distressed assets in our retained mortgage portfolio, there would likely be insufficient market demand for large amounts of these assets over a prolonged period of time, which would limit our ability to borrow against or sell these assets.
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
As of February 13, 2014, our long-term debt was rated “AA+” by Standard & Poor’s Ratings Services (“S&P”), “Aaa” by Moody’s Investors Services (“Moody’s”) and “AAA” by Fitch Ratings Limited (“Fitch”). Our Fitch long-term senior debt, short-term senior debt, and qualifying subordinated debt ratings were on “Rating Watch Negative.” A rating being placed on Rating Watch is typically event-driven and indicates there is a heightened probability of a rating change.
Because we rely on the U.S. government for capital support, in recent years, when a rating agency has taken an action relating to the U.S. government’s credit rating, they have taken a similar action relating to our ratings at approximately the same time. S&P, Moody’s and Fitch have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government. We currently cannot predict whether one or more of these rating agencies will downgrade our debt ratings in the future, nor can we predict the potential impact. Although S&P’s downgrade of our credit rating from “AAA” to “AA+” in August 2011 has not increased our borrowing costs or limited our access to the debt capital markets to date, an additional reduction in our credit ratings could have a material adverse impact on our access to debt funding or on the cost of our debt funding, and would likely do so if it were not based on a similar action on the credit ratings of the U.S. government.
An additional reduction in our credit ratings may also trigger additional collateral requirements under our derivative contracts because a majority of our over-the-counter (“OTC”) derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position as of December 31, 2013 was $2.1 billion, for which we posted collateral of $2.0 billion in the normal course of business. If our senior unsecured debt had been downgraded to AA or Aa1, or even to AA- or Aa2, we would not have been required to post any additional collateral under these agreements as of December 31, 2013. If all of the credit-risk-related contingency features underlying these agreements had been triggered, an additional $130 million would have been required either to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2013. An additional reduction in our credit ratings also could cause derivatives clearing organizations or their members to demand that we post additional collateral for our OTC-cleared derivative contracts. Further, an additional reduction in our credit ratings may materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”
One or more of our institutional counterparties may fail to fulfill their contractual obligations to us, resulting in financial losses, business disruption and decreased ability to manage risk.
We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with mortgage servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS; mortgage sellers and servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances; third-party providers of credit enhancement on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements and financial guarantors; issuers of securities held in our cash and other investments portfolio; and derivatives counterparties.
We may have multiple exposures to one counterparty as many of our counterparties provide several types of services to us. For example, our lender customers or their affiliates may also act as derivatives counterparties, mortgage servicers, custodial depository institutions or document custodians. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways.
An institutional counterparty may default in its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, a reduction in liquidity, operational failures or insolvency. Although the liquidity and financial condition of some of our institutional counterparties continued to improve in 2013, there is still significant risk to our business of defaults by these counterparties. Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business, which would adversely affect our business, results of operations, financial condition, liquidity and net worth. For example, failure by a significant seller or servicer counterparty, or a number of sellers or servicers, to fulfill repurchase obligations to us could result in a significant increase in our credit losses and have a material adverse effect on our results of operations and financial condition.
We routinely execute a high volume of transactions with counterparties in the financial services industry. Many of the transactions we engage in with these counterparties expose us to credit risk relating to the possibility of a default by our counterparties. In addition, to the extent these transactions are secured, our credit risk may be exacerbated to the extent that the collateral we hold cannot be realized or can be liquidated only at prices too low to recover the full amount of our exposure. These losses could materially and adversely affect our business, results of operations, financial condition, liquidity and net worth.
We depend on our ability to enter into derivatives transactions in order to manage the duration and prepayment risk of our retained mortgage portfolio. If we lose access to our derivatives counterparties, it could adversely affect our ability to manage these risks, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We may incur losses as a result of claims under our mortgage insurance policies not being paid in full or at all.
We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. Several of our mortgage insurer counterparties incurred losses in recent years, which increases the risk that these counterparties may fail to fulfill their obligations to pay in full our claims under insurance policies.
PMI Mortgage Insurance Co. (“PMI”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Corporation (“Triad”) are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. PMI and RMIC have been paying only a portion of policyholder claims and deferring the remaining portion. Currently, PMI is paying 55% of claims under its mortgage insurance policies in cash and is deferring the remaining 45%, and RMIC is paying 60% of claims in cash and deferring the remaining 40%. It is uncertain when, or if, PMI or RMIC will be permitted to begin paying deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. Effective December 1, 2013, Triad increased its cash payments on policyholder claims from 60% to 75%, and paid sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 75%. It is uncertain whether Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. PMI, RMIC and Triad provided a combined $14.8 billion, or 14%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2013.
From time to time we assess our mortgage insurer counterparties’ respective abilities to fulfill their obligations to us, and our loss reserves take into account this assessment. If our assessment indicates their ability to pay claims has deteriorated significantly or if our projected claim amounts have increased, it could result in an increase in our loss reserves and our credit losses.
Changes in the mortgage industry may negatively impact our business.
A number of our largest single-family mortgage seller and servicer counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from, and a larger portion of our servicing is being performed by, smaller or non-depository financial institutions that may not have the same financial strength, liquidity or operational capacity as our larger depository financial institution counterparties.
Our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounted for approximately 42% of our single-family business acquisition volume in 2013, compared with approximately 46% in 2012 and approximately 60% in 2011. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 49% of our single-family guaranty book of business as of December 31, 2013, compared with approximately 57% as of December 31, 2012.
The potentially lower financial strength, liquidity and operational capacity of smaller or non-depository mortgage sellers and servicers may negatively affect their ability to satisfy their repurchase or compensatory fee obligations or to service the loans on our behalf. In addition, some of our non-depository mortgage servicer counterparties have grown significantly in recent years, which could negatively impact their ability to effectively manage their servicing portfolios and increase their operational risk. The decrease in the concentration of our business with large depository financial institutions could increase both our institutional counterparty credit risk and our mortgage credit risk, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
The loss of business volume from a key lender customer could adversely affect our business and result in a decrease in our revenues, especially if we are unable to replace the business volume that customer provided to us.
Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. Although we are acquiring an increasing portion of our single-family business volume directly from smaller financial institutions, we continue to acquire a significant portion of our mortgage loans from several large mortgage lenders, with our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounting for approximately 42% of our single-family business acquisition volume in 2013. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is important to our business. To the extent a key lender customer significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our revenues. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.
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
The processing of foreclosures continues to be slow in a number of states, primarily as a result of the elevated level of foreclosures caused by the housing market downturn that began in 2006, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes.
The slow pace of foreclosures has negatively affected our foreclosure timelines, credit-related income (expense) and single-family serious delinquency rates, and we expect they will continue to do so. We believe the slow pace of foreclosures in certain areas of the country is contributing to a slower recovery of those housing markets. It may also negatively affect the value of the private-label securities we hold and result in additional impairments on these securities. Moreover, the failure of our servicers or their service providers to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process poses operational, reputational and legal risks for us.
In addition, in response to a directive from FHFA, we phased out the practice of requiring mortgage servicers to use our network of retained attorneys to perform default- and foreclosure-related legal services for our loans. This may make it more difficult for us to oversee the performance of default- and foreclosure-related legal services for our loans, which may adversely impact our efforts to reduce our credit losses.
Challenges to the MERS® company, system and processes could pose operational, reputational and legal risks for us.
MERSCORP Holdings, Inc. (“MERSCORP”) is a privately held company that maintains an electronic registry (the “MERS System”) that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, can serve as a nominee for the owner of a mortgage loan and, in that role, become the mortgagee of record for the loan in local land records. Fannie Mae sellers/servicers may choose to use MERS as a nominee; however, we have prohibited servicers from initiating foreclosures on Fannie Mae loans in MERS’s name. A large portion of the loans we own or guarantee are registered in MERS’s name and the related servicing rights are tracked in the MERS System. The MERS System is widely used by participants in the mortgage finance industry. Along with a number of other organizations in the mortgage finance industry, we are a shareholder of MERSCORP.
Several legal challenges have been made disputing MERS’s ability to initiate foreclosures, act as nominee in local land records, and/or assign mortgages or take other action on behalf of the loan owner. These challenges seek judicial relief ranging from money damages to injunctive/declaratory relief seeking the prevention of mortgage assignments by MERS and/or the voiding of completed foreclosures in which MERS appeared in the chain of title. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions, which could cause additional costs and time in the recordation process and could negatively impact our interest in the loans. These challenges also could result in court decisions that substantially delay new or pending foreclosures, or void completed foreclosures in certain jurisdictions, which would require that we re-foreclose on the affected properties, thereby increasing our costs and lengthening the time it takes for us to foreclose on and dispose of the properties.
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
Our material weakness relates specifically to the impact of the conservatorship on our disclosure controls and procedures. Because we are under the control of FHFA, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Because FHFA currently functions as both our regulator and our conservator, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures relating to information within FHFA’s knowledge. As a result, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our financial statements. Given the structural nature of this material weakness, we do not expect to remediate this weakness while we are under conservatorship. See “Controls and Procedures” for further discussion of management’s conclusions on our disclosure controls and procedures and internal control over financial reporting.
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
Given the challenges of predicting future behavior, management judgment is used at every stage of the modeling process, from model design decisions regarding core underlying assumptions, to interpreting and applying final model output. To control for these inherent imperfections, our primary models are vetted by an independent model risk management team within our Enterprise Risk Division.
When market conditions change quickly and in unforeseen ways, there is an increased risk that the model assumptions and data inputs for our models are not representative of the most recent market conditions. Under such circumstances, we must rely on management judgment to make adjustments or overrides to our models. A formal model update is typically an extensive process that involves basic research, testing, independent validation and production implementation. In a rapidly changing environment, it may not be possible to update existing models quickly enough to properly account for the most recently available data and events. Management adjustments to modeled results are applied within the confines of the governance structure provided by a combination of our model risk management team and our business, finance and risk committees.
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
Changes in interest rates or our loss of the ability to manage interest rate risk successfully could adversely affect our financial results and increase interest rate risk.
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
We are a party to a number of lawsuits. We are unable at this time to estimate our potential liability in these matters, but may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with these lawsuits, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In addition, responding to these lawsuits may divert significant internal resources away from managing our business. More information regarding these lawsuits is included in “Note 19, Commitments and Contingencies.”
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

RISKS RELATING TO OUR INDUSTRY
A decline in U.S. home prices would likely cause higher credit losses and credit-related expense.
Changes in home prices can have a significant impact on the amount of our credit-related expense or income and on the amount of our credit losses. A decline in home prices would likely result in a higher level of credit losses and credit-related expense, which could have a material adverse effect on our results of operations, net worth and financial condition.
A decline in activity in the U.S. housing market or increasing interest rates could lower our business volumes.
Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. A decline in mortgage debt outstanding reduces the unpaid principal balance of mortgage loans available for us to securitize or purchase, which in turn could reduce our guaranty fee income and net interest income. Even if we were able to increase our share of the secondary mortgage market, it may not be sufficient to make up for a decline in the rate of growth in mortgage originations.
Mortgage interest rates also affect our business volume. Rising interest rates generally result in fewer mortgage originations, particularly for refinances. Interest rates increased significantly in the second half of 2013, which reduced our business volume in the second half of the year as compared to the first half. If interest rates rise further, particularly if the increase is sudden and steep, it could significantly reduce our business volume. Significant reductions in our business volume could adversely affect our results of operations and financial condition.
The Dodd-Frank Act and regulatory changes in the financial services industry may negatively impact our business.
The Dodd-Frank Act has significantly changed the regulation of the financial services industry, including requiring new standards related to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. This legislation is affecting and will continue to affect many aspects of our business and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. The Dodd-Frank Act and related regulatory changes have required us to change certain business practices, limit the types of products we offer and incur additional costs. As additional implementing regulations of Dodd-Frank Act provisions are finalized, these regulations could require us to change additional business practices, further limit the types of products we offer, incur significant additional costs or otherwise adversely affect our business. Additionally, implementation of this legislation has resulted in and will continue to result in increased supervision and more comprehensive regulation of our customers and counterparties in the financial services industry, which may have a significant impact on the business practices of our customers and counterparties, as well as on our counterparty credit risk.
Examples of aspects of the Dodd-Frank Act and related regulatory changes that have affected us or may affect us in the future include: rules requiring the clearing of certain derivatives transactions and margin and capital rules for uncleared derivative trades, which will impose additional costs on us; the CFPB’s “ability to repay” rule, which has limited the types of products we offer and could impact the volume of loans sold to us in the future; and the development of credit risk retention regulations applicable to residential mortgage loan securitizations, which could impact the types and volume of loans sold to us in the future. We could also be designated as a systemically important nonbank financial company subject to supervision and regulation by the Federal Reserve. If this were to occur, the Federal Reserve would have the authority to examine us and could impose stricter prudential standards on us, including risk-based capital requirements, leverage limits, liquidity requirements, single-counterparty exposure limits, resolution plan and credit exposure reporting requirements, overall risk management requirements, contingent capital requirements, enhanced public disclosures and short-term debt limits.
Because federal agencies have not completed all of the rule-making processes needed to implement and clarify certain provisions of the Dodd-Frank Act, it is difficult to assess fully the impact of this legislation on our business and industry at this time, and we cannot predict what other changes to statutes or regulations will occur in the future. In addition, uncertainty regarding how certain provisions of the Dodd-Frank Act may ultimately be implemented or clarified is affecting and may in the future affect our actions and those of our customers and counterparties, which may negatively impact our business, results of operations, financial condition or liquidity.
In addition, the actions of Treasury, the Commodity Futures Trading Commission, the SEC, the FDIC, the Federal Reserve and international central banking authorities directly or indirectly impact financial institutions’ cost of funds for lending, capital-raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.
Overall, these legislative and regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In particular, these changes could affect our ability to issue debt or Fannie Mae MBS and may reduce our customer base.
Legislative and regulatory changes may negatively impact our business, results of operations or financial condition.
As a result of actions by Congress or government agencies, significant changes may be effected that could negatively impact our business, results of operations or financial condition. These changes could be the result of actions taken in connection with housing finance reform. Alternatively, changes aimed at addressing other issues could affect us. For example, if Congress addresses fiscal issues by restricting the deductibility of mortgage interest, depending on the extent and nature of the restrictions, our business and financial results could be significantly adversely affected.
The occurrence of a major natural or other disaster in the United States could negatively impact our credit losses and credit-related expenses, and could disrupt our business operations in the affected geographic area.
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

In addition, as described in a risk factor above, although we have business continuity plans and facilities in place, the occurrence of a catastrophic event could overwhelm our recovery capabilities, which could materially adversely affect our ability to conduct our business and lead to financial losses.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC, as well as additional Washington, DC facilities at 3939 Wisconsin Avenue, NW and 4250 Connecticut Avenue, NW. We also own two office facilities in Herndon, Virginia, as well as two additional facilities located in Reston, Virginia and Urbana, Maryland. These owned facilities contain a total of approximately 1,459,000 square feet of space. We lease the land underlying the 4250 Connecticut Avenue building pursuant to a ground lease that automatically renews on July 1, 2029 for an additional 49 years unless we elect to terminate the lease by providing notice to the landlord of our decision to terminate at least one year prior to the automatic renewal date. In addition, we lease approximately 429,000 square feet of office space, including a conference center, at 4000 Wisconsin Avenue, NW, which is adjacent to our principal office. The lease term for the office and conference center at 4000 Wisconsin Avenue expires in April 2018. We also lease an additional approximately 170,000 square feet of office space at two other locations in Washington, DC and Virginia. We maintain approximately 715,000 square feet of office space in leased premises in Pasadena, California; Irvine, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and three facilities in Dallas, Texas.
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
FHFA Private-Label Mortgage-Related Securities Litigation
In the third quarter of 2011, FHFA, as conservator, filed 16 lawsuits on behalf of both Fannie Mae and Freddie Mac against various financial institutions, their officers and affiliated and unaffiliated underwriters that were responsible for marketing and selling private-label mortgage-related securities to us. The lawsuits seek to recover losses we and Freddie Mac incurred on the securities. The lawsuits allege that the defendants violated federal and state securities laws and, in some cases, committed fraud by making material misstatements and omissions regarding the characteristics of the loans underlying the securities in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac. All of the lawsuits were filed on September 2, 2011, except for the lawsuit against UBS Americas Inc., which was filed on July 27, 2011. The complaints seek, among other things, rescission and recovery of consideration paid for the securities at issue in the lawsuits, monetary damages, interest and, in certain cases, punitive damages for common law fraud claims.
SDNY cases
Fourteen of the lawsuits were filed or transferred to the U.S. District Court for the Southern District of New York (“SDNY”). These cases are or were against Bank of America Corp.; Barclays Bank PLC; Citigroup, Inc.; Credit Suisse Holdings (USA), Inc.; Deutsche Bank AG; First Horizon National Corporation; Goldman, Sachs & Co.; HSBC North America Holdings Inc.; JPMorgan Chase & Co.; Merrill Lynch & Co.; Morgan Stanley; Nomura Holding America Inc.; SG Americas, Inc.; and UBS Americas Inc. (“UBS”) and against certain related entities and individuals.
Five of the above-listed fourteen lawsuits were resolved in 2013 or 2014:

•
Citigroup. On May 24, 2013, we, along with FHFA and Freddie Mac, entered into a settlement agreement with Citigroup Inc. and certain related entities resolving the Citigroup Inc. case in exchange for a payment of $250 million from Citigroup. Citigroup paid us approximately $145 million of this amount. On May 29, 2013, the district court entered a voluntary order dismissing the case.

•
UBS. On July 25, 2013, we, along with FHFA and Freddie Mac, entered into a settlement agreement with UBS and certain related entities and individuals resolving the UBS case and certain other claims in exchange for a payment of $885 million. UBS paid us approximately $416 million of this amount. On July 30, 2013, the district court entered a voluntary order dismissing the case.

•
JPMorgan Chase. On October 25, 2013, we, along with FHFA and Freddie Mac, entered into a settlement agreement with JPMorgan Chase & Co. and certain related entities and individuals (collectively with JPMorgan Chase, the “JPMorgan Chase parties”) resolving the JPMorgan case and certain other claims in exchange for a payment of $4.0 billion. The JPMorgan Chase parties paid us approximately $1.3 billion of this amount. On November 18, 2013, the district court entered a voluntary order dismissing the case.

•
Deutsche Bank. On December 19, 2013, we, along with FHFA and Freddie Mac, entered into a settlement agreement with Deutsche Bank and certain related entities resolving the Deutsche Bank case and certain other claims in exchange for a payment of $1.9 billion. Deutsche Bank paid us approximately $297 million of this amount. On January 6, 2014, the district court entered a voluntary order dismissing the case.

•
Morgan Stanley. On February 7, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with Morgan Stanley and certain related entities resolving the Morgan Stanley case for a payment of $1.25 billion. Morgan Stanley paid us $625 million of this amount. On February 18, 2014, the district court entered a voluntary order dismissing the case.

The other nine lawsuits listed above remain pending in the U.S. District Court for the Southern District of New York.
RBS case
FHFA’s lawsuit against The Royal Bank of Scotland Group PLC (“RBS”) and certain related entities and individuals is pending in the U.S. District Court for the District of Connecticut.
Countrywide case
FHFA’s lawsuit against Countrywide Financial Corporation (“Countrywide”) and certain related entities and individuals is pending in the U.S. District Court for the Central District of California.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and February 2014, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia and the U.S. District Court for the Southern District of Iowa against the United States, Treasury and/or FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, as well as to FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury during conservatorship. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The matters where Fannie Mae is a named defendant are described below and in “Note 19, Commitments and Contingencies.”
Specifically, Fannie Mae is a nominal defendant in a consolidated derivative action that was filed against the United States in the U.S. Court of Federal Claims on December 2, 2013: Fisher v. United States of America. Plaintiffs in this case allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. Plaintiffs in this case request just compensation to Fannie Mae in an unspecified amount. The United States filed a motion to dismiss the case on January 23, 2014.
LIBOR Lawsuit
On October 31, 2013, Fannie Mae filed a lawsuit in the U.S. District Court for the Southern District of New York against Barclays Bank PLC, UBS AG, The Royal Bank of Scotland Group PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, Credit Suisse Group AG, Credit Suisse International, Bank of America Corp., Bank of America, N.A., Citigroup Inc., Citibank, N.A., J.P. Morgan Chase & Co., J.P. Morgan Chase Bank, N.A., Coöperative Centrale Raiffeisen-Boerenleenbank B.A., the British Bankers Association and BBA LIBOR Ltd. alleging they manipulated LIBOR. The complaint alleges, among other things, that the banks submitted false borrowing costs to the BBA in order to suppress LIBOR. The complaint seeks compensatory and punitive damages based on claims for breach of contract, breach of the implied duty of good faith and fair dealing, fraud and conspiracy to commit fraud. The lawsuit is currently stayed by court order.
Item 4.  Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the ticker symbol “FNMA.” The transfer agent and registrar for our common stock is Computershare, P.O. Box 30170, College Station, TX 77842-3170.
Common Stock Data
The following table displays, for the periods indicated, the high and low prices per share of our common stock as reported in the Bloomberg Financial Markets service. These prices represent high and low trade prices. No dividends were declared on shares of our common stock during the periods indicated.

Quarter	High	Low
2012
First Quarter	$0.41	$0.20
Second Quarter	0.32	0.25
Third Quarter	0.34	0.20
Fourth Quarter	0.31	0.25
2013
First Quarter	$1.47	$0.26
Second Quarter	5.44	0.68
Third Quarter	1.79	1.03
Fourth Quarter	3.50	1.31
Dividends
Our payment of dividends is subject to the following restrictions:
Restrictions Relating to Conservatorship. Our conservator announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock. In addition, FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the Director of FHFA. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.
Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, in 2012 the terms of the senior preferred stock purchase agreement and the senior preferred stock were amended to ultimately require the payment of our entire net worth to Treasury. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant.”
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

Holders
As of January 31, 2014, we had approximately 14,000 registered holders of record of our common stock, including holders of our restricted stock. In addition, as of January 31, 2014, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended December 31, 2013, we did not issue any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2013.

Item 6. Selected Financial Data
The selected consolidated financial data displayed below are summarized from our results of operations for the five-year period ended December 31, 2013, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. Certain prior period amounts have been reclassified to conform to the current period presentation. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with the MD&A included in this annual report on Form 10-K.
In 2009, the FASB concurrently revised the accounting guidance related to the consolidation of variable interest entities (the “consolidation accounting guidance”) and the accounting guidance related to transfers of financial assets. The revisions to the accounting guidance for these topics replaced the previous accounting model with a qualitative model for determining the primary beneficiary of a variable interest entity and also increased the population of entities that are subject to assessment under the consolidation accounting guidance by removing the scope exception for qualifying special purpose entities. On January 1, 2010, we prospectively adopted the revised guidance for these topics, which had a significant impact on the presentation and comparability of our consolidated financial statements. Upon adoption of the consolidation accounting guidance, we consolidated the substantial majority of our single-class securitization trusts and eliminated previously recorded deferred revenue from our guaranty arrangements. While some line items in our consolidated financial statements were not impacted, others were impacted significantly, which reduces the comparability of our results for 2009.

	For the Year Ended December 31,
	2013		2012		2011		2010		2009
	(Dollars in millions)
Statement of operations data:
Net revenues(1)	$26,334		$22,988		$20,444		$17,493		$22,494
Net income (loss) attributable to Fannie Mae	83,963		17,224		(16,855)		(14,014)		(71,969)
New business acquisition data:
Fannie Mae MBS issues acquired by third parties(2)	$527,132		$630,077		$478,870		$497,975		$496,067
Retained mortgage portfolio purchases(3)	269,430		288,337		173,978		357,573		327,578
New business acquisitions	$796,562		$918,414		$652,848		$855,548		$823,645
Performance ratios:
Net interest yield(4)	0.70%		0.68%		0.60%		0.51%		1.65%
Credit loss ratio (in basis points)(5)	14.7	bps	48.2	bps	61.3	bps	77.4	bps	44.6	bps

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Balance sheet data:
Investments in securities	$68,939	$103,876	$151,780	$151,248	$349,667
Mortgage loans, net of allowance(6)	3,026,240	2,949,406	2,898,621	2,923,720	394,561
Total assets	3,270,108	3,222,422	3,211,484	3,221,972	869,141
Short-term debt	74,449	108,716	151,725	157,243	200,437
Long-term debt	3,160,074	3,080,801	3,038,147	3,039,757	574,117
Total liabilities	3,260,517	3,215,198	3,216,055	3,224,489	884,422
Senior preferred stock	117,149	117,149	112,578	88,600	60,900
Preferred stock	19,130	19,130	19,130	20,204	20,348
Total Fannie Mae stockholders’ equity (deficit)	9,541	7,183	(4,624)	(2,599)	(15,372)
Net worth surplus (deficit)(7)	9,591	7,224	(4,571)	(2,517)	(15,281)

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Book of business data:
Total mortgage assets(8)	$3,092,424	$3,063,712	$3,065,616	$3,099,250	$769,252
Unconsolidated Fannie Mae MBS, held by third parties(9)	13,744	16,915	19,612	21,323	2,432,789
Other guarantees(10)	30,597	36,215	42,406	35,619	27,624
Mortgage credit book of business	$3,136,765	$3,116,842	$3,127,634	$3,156,192	$3,229,665
Guaranty book of business(11)	$3,090,538	$3,039,457	$3,037,549	$3,054,488	$3,097,201
Credit quality:
Total TDRs on accrual status	$141,227	$136,064	$108,797	$82,702	$9,880
Total nonaccrual loans(12)	83,606	114,833	143,152	170,877	212,184
Total loss reserves	47,290	62,629	76,938	66,251	64,891
Total loss reserves as a percentage of total guaranty book of business	1.53%	2.06%	2.53%	2.17%	2.10%
Total loss reserves as a percentage of total nonaccrual loans	56.56	54.54	53.75	38.77	30.58
__________

(1)	Consists of net interest income and fee and other income.

(2)
Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us during the reporting period less: (a) securitizations of mortgage loans held in our retained mortgage portfolio during the reporting period and (b) Fannie Mae MBS purchased for our retained mortgage portfolio during the reporting period.

(3)
Reflects unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our retained mortgage portfolio during the reporting period. Includes acquisition of mortgage-related securities accounted for as the extinguishment of debt because the entity underlying the mortgage-related securities has been consolidated in our consolidated balance sheets. For 2013, 2012, 2011 and 2010, includes unpaid principal balance of approximately $28 billion, $46 billion, $67 billion and $217 billion, respectively, of delinquent loans purchased from our single-family MBS trusts. Under our MBS trust documents, we have the option to purchase from MBS trusts loans that are delinquent as to four or more consecutive monthly payments.

(4)	Calculated based on net interest income for the reporting period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

(5)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property income (expense) for the reporting period (adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans) divided by the average guaranty book of business during the period, expressed in basis points. See “MD&A—Consolidated Results of Operations—Credit-Related (Income) Expense—Credit Loss Performance Metrics” for a discussion of how our credit loss metrics are calculated.

(6)	Mortgage loans consist solely of domestic residential real-estate mortgages.

(7)	Total assets less total liabilities.

(8)
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

(9)	Reflects unpaid principal balance of unconsolidated Fannie Mae MBS, held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(10)	Primarily includes long-term standby commitments we have issued and single-family and multifamily credit enhancements we have provided that are not otherwise reflected in the table.

(11)	Reflects mortgage credit book of business less non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(12)
We generally classify single-family loans as nonaccrual when the payment of principal or interest on the loan is 60 days or more past due. Includes off-balance sheet loans in unconsolidated Fannie Mae MBS trusts that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this MD&A in conjunction with our consolidated financial statements as of December 31, 2013 and related notes to the consolidated financial statements, and with “Business—Executive Summary.” Please also see “Glossary of Terms Used in This Report.”
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
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified four of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:
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
Fair Value Hierarchy—Level 3 Assets and Liabilities
The assets and liabilities that we have classified as Level 3 consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate the fair value of Level 3 instruments involve significant unobservable inputs, which generally are more subjective and involve a high degree of management judgment and assumptions. Our Level 3 assets and liabilities consist of certain mortgage-backed securities and residual interests, certain mortgage loans, acquired property, certain long-term debt arrangements and certain highly structured, complex derivative instruments. We provide a detailed discussion of our Level 3 assets and liabilities, including the valuation techniques and significant unobservable inputs used to measure the fair value of these instruments, in “Note 18, Fair Value.”
Valuation Control Processes
We have control processes that are designed to ensure that our fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that our valuation approaches are consistently applied and the assumptions used are reasonable. Our control processes consist of a framework that provides for a segregation of duties and oversight of our fair value methodologies and valuations, as well as validation procedures. We provide a detailed discussion of our valuation control processes in “Note 18, Fair Value.”
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
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies.”
Single-Family Loss Reserves
We establish a specific single-family loss reserve for individually impaired loans, which includes loans we restructure in troubled debt restructurings (“TDRs”), certain nonperforming loans in MBS trusts and acquired credit-impaired loans that have been further impaired subsequent to acquisition. The single-family loss reserve for individually impaired loans represents the majority of our single-family loss reserves due to the high volume of restructured loans. We typically measure impairment based on the difference between our recorded investment in the loan and the present value of the estimated cash flows we expect to receive, which we calculate using the effective interest rate of the original loan or the effective interest rate at acquisition for an acquired credit-impaired loan. However, when foreclosure is probable on an individually impaired loan, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expect to receive. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.
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
We regularly monitor prepayment, default and loss severity trends and periodically make changes in our historically developed assumptions to better reflect present conditions of loan performance. In the second quarter of 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans based on current observable performance trends as well as future expectations of payment behavior. These updates reflect faster prepayment and lower default expectations for these loans, primarily as a result of improvements in loan performance, in part due to increases in home prices. Increases in home prices reduce the mark-to-market LTV ratios on these loans and, as a result, borrowers’ equity increases. Faster prepayment and lower default expectations shortened the expected average life of modified loans, which reduced the expected credit losses and lowered concessions on modified loans. This resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $2.2 billion.
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
We establish a specific multifamily loss reserve for multifamily loans that we determine are individually impaired. We identify multifamily loans for evaluation for impairment through a credit risk assessment process. As part of this assessment process, we stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan and management judgment. We categorize loan credit risk, taking into consideration available operating statements and expected cash flows from the underlying property, the estimated value of the property, the historical loan payment experience and current relevant market conditions that may impact credit quality. If we conclude that a multifamily loan is impaired, we measure the impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property less the estimated discounted costs to sell the property and any lender loss sharing or other proceeds we expect to receive. When a multifamily loan is deemed individually impaired because we have modified it, we measure the impairment based on the difference between our recorded investment in the loan and the present value of expected cash flows discounted at the loan’s original interest rate unless foreclosure is probable, at which time we measure impairment the same way we measure it for other individually impaired multifamily loans. We obtain property appraisals and broker price opinions when we foreclose on a multifamily property. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.
Other-Than-Temporary Impairment of Investment Securities
We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (1) our intent is to sell the security; (2) it is more likely than not that we will be required to sell the security before the impairment is recovered; or (3) we do not expect to recover our amortized cost basis. Our evaluation requires significant management judgment and considers various factors including: the severity and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings; and the failure of the issuer to make scheduled interest or principal payments. We apply those factors to evaluate debt securities for other-than-temporary impairment using a model that estimates the present value of cash flows to determine if we will recover the amortized cost basis of our available-for-sale securities.
We provide more detailed information on our accounting for other-than-temporary impairment in “Note 1, Summary of Significant Accounting Policies.” See “Risk Factors” for a discussion of the risks associated with possible future write-downs of our investment securities.
Deferred Tax Assets
We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets as of the end of each quarter, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.
Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	the sustainability of recent profitability required to realize the deferred tax assets;

•	the cumulative net income or losses in our consolidated statements of operations in recent years;

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years;

•	the funding available to us under the senior preferred stock purchase agreement; and

•	the carryforward periods for net operating losses, capital losses and tax credits.
As of December 31, 2012, we had a valuation allowance against our deferred tax assets of $58.9 billion. After weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of March 31, 2013. Therefore, we concluded that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that were expected to be released against income before federal income taxes for the remainder of the year.
The positive evidence that weighed in favor of releasing the allowance as of March 31, 2013 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	our profitability in 2012 and the first quarter of 2013 and our expectations regarding the sustainability of these profits;

•	our three-year cumulative income position as of March 31, 2013;

•	the strong credit profile of the loans we have acquired since 2009;

•	the significant size of our guaranty book of business and our contractual rights for future revenue from this book of business;

•	our taxable income for 2012 and our expectations regarding the likelihood of future taxable income; and

•	that our net operating loss carryforwards would not expire until 2030 through 2031. We anticipated that we would utilize all of these carryforwards upon filing our 2013 federal income tax return.
Releasing the majority of the valuation allowance did not reduce the funding available to us under the senior preferred stock purchase agreement and therefore did not result in regulatory actions that would limit our business operations to ensure our safety and soundness. In addition, we transitioned from a three-year cumulative loss position over the three years ended December 31, 2012 to a three-year cumulative income position over the three years ended March 31, 2013. The change in these conditions during the first quarter of 2013 removed negative evidence that supported maintaining the valuation allowance against our net deferred tax assets as of December 31, 2012.
As of December 31, 2013, we continued to conclude that the positive evidence in favor of releasing the allowance outweighed the negative evidence against releasing the allowance and that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. As of December 31, 2013, we had no additional valuation allowance except for the $525 million of the valuation allowance we retained that pertains to our capital loss carryforwards, which we believe will expire unused. We recognized a benefit for federal income taxes of $45.4 billion in our consolidated statement of operations and comprehensive income for the year ended December 31, 2013 due to the release of the valuation allowance, partially offset by our 2013 provision for federal income taxes. The balance of our net deferred tax assets was $47.6 billion as of December 31, 2013, compared with net deferred tax liabilities of $509 million as of December 31, 2012.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our consolidated results of operations for the periods indicated and should be read together with our consolidated financial statements, including the accompanying notes.
Table 7 displays a summary of our consolidated results of operations for the periods indicated.
Table 7: Summary of Consolidated Results of Operations

	For the Year Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in millions)
Net interest income	$22,404	$21,501	$19,281	$903	$2,220
Fee and other income	3,930	1,487	1,163	2,443	324
Net revenues	$26,334	$22,988	$20,444	$3,346	$2,544
Investment gains, net	1,191	487	506	704	(19)
Net other-than-temporary impairments	(64)	(713)	(308)	649	(405)
Fair value gains (losses), net	2,959	(2,977)	(6,621)	5,936	3,644
Administrative expenses	(2,545)	(2,367)	(2,370)	(178)	3
Credit-related income (expense)
Benefit (provision) for credit losses	8,949	852	(26,718)	8,097	27,570
Foreclosed property income (expense)	2,839	254	(780)	2,585	1,034
Total credit-related income (expense)	11,788	1,106	(27,498)	10,682	28,604
Other non-interest expenses(1)	(1,096)	(1,304)	(1,098)	208	(206)
Income (loss) before federal income taxes	38,567	17,220	(16,945)	21,347	34,165
Benefit for federal income taxes	45,415	—	90	45,415	(90)
Net income (loss)	$83,982	$17,220	$(16,855)	$66,762	$34,075
Less: Net (income) loss attributable to noncontrolling interest	(19)	4	—	(23)	4
Net income (loss) attributable to Fannie Mae	$83,963	$17,224	$(16,855)	$66,739	$34,079
Total comprehensive income (loss) attributable to Fannie Mae	$84,782	$18,843	$(16,408)	$65,939	$35,251
__________

(1)	Consists of debt extinguishment gains (losses), net, TCCA fees and other expenses, net.

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
Table 8 displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Table 9 displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.
Table 8: Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$326,399	$12,790	3.92%	$370,455	$14,255	3.85%	$392,719	$14,829	3.78%
Mortgage loans of consolidated trusts	2,710,838	101,448	3.74	2,621,317	110,451	4.21	2,596,816	123,633	4.76
Total mortgage loans(1)	3,037,237	114,238	3.76	2,991,772	124,706	4.17	2,989,535	138,462	4.63
Mortgage-related securities	203,514	9,330	4.58	268,761	12,709	4.73	316,963	14,607	4.61
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(133,243)	(6,236)	4.68	(173,933)	(8,492)	4.88	(202,806)	(10,360)	5.11
Total mortgage-related securities, net(2)	70,271	3,094	4.40	94,828	4,217	4.45	114,157	4,247	3.72
Non-mortgage securities(3)	41,484	42	0.10	50,282	71	0.14	71,713	117	0.16
Federal funds sold and securities purchased under agreements to resell or similar arrangements	61,644	68	0.11	38,708	73	0.19	26,045	32	0.12
Advances to lenders	5,115	107	2.09	6,220	123	1.98	3,943	85	2.16
Total interest-earning assets	$3,215,751	$117,549	3.66%	$3,181,810	$129,190	4.06%	$3,205,393	$142,943	4.46%
Interest-bearing liabilities:
Short-term debt(4)	$95,098	$128	0.13%	$102,877	$147	0.14%	$160,704	$301	0.19%
Long-term debt	498,735	10,263	2.06	561,280	11,925	2.12	585,362	14,711	2.51
Total short-term and long-term funding debt	593,833	10,391	1.75	664,157	12,072	1.82	746,066	15,012	2.01
Debt securities of consolidated trusts	2,783,622	90,990	3.27	2,697,592	104,109	3.86	2,651,121	119,010	4.49
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(133,243)	(6,236)	4.68	(173,933)	(8,492)	4.88	(202,806)	(10,360)	5.11
Total debt securities of consolidated trusts held by third parties	2,650,379	84,754	3.20	2,523,659	95,617	3.79	2,448,315	108,650	4.44
Total interest-bearing liabilities	$3,244,212	$95,145	2.93%	$3,187,816	$107,689	3.38%	$3,194,381	$123,662	3.87%
Net interest income/net interest yield(2)		$22,404	0.70%		$21,501	0.68%		$19,281	0.60%

	As of December 31,
	2013	2012	2011
Selected benchmark interest rates(5)
3-month LIBOR	0.25%	0.31%	0.58%
2-year swap rate	0.49	0.39	0.73
5-year swap rate	1.79	0.86	1.22
30-year Fannie Mae MBS par coupon rate	3.61	2.23	2.88
__________

(1)	Average balance includes mortgage loans on nonaccrual status. Interest income on nonaccrual mortgage loans is recognized when cash is received.

(2)
Includes an out-of-period adjustment of $727 million to reduce “Interest income: Available-for-sale securities” in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2011. Without this adjustment, the average interest rate earned on total mortgage-related securities would have been 4.36% and the total net interest yield would have been 0.62% for the year ended December 31, 2011.

(3)	Includes cash equivalents.

(4)	Includes federal funds purchased and securities sold under agreements to repurchase.

(5)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg L.P.
Table 9: Rate/Volume Analysis of Changes in Net Interest Income

	2013 vs. 2012			2012 vs. 2011
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(1,465)	$(1,722)	$257	$(574)	$(853)	$279
Mortgage loans of consolidated trusts	(9,003)	3,673	(12,676)	(13,182)	1,156	(14,338)
Total mortgage loans	(10,468)	1,951	(12,419)	(13,756)	303	(14,059)
Total mortgage-related securities, net(2)	(1,123)	(1,085)	(38)	(757)	(846)	89
Non-mortgage securities(3)	(29)	(11)	(18)	(46)	(32)	(14)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(5)	33	(38)	41	20	21
Advances to lenders	(16)	(23)	7	38	46	(8)
Total interest income	(11,641)	865	(12,506)	(14,480)	(509)	(13,971)
Interest expense:
Short-term debt(4)	(19)	(10)	(9)	(154)	(93)	(61)
Long-term debt	(1,662)	(1,297)	(365)	(2,786)	(586)	(2,200)
Total short-term and long-term funding debt	(1,681)	(1,307)	(374)	(2,940)	(679)	(2,261)
Total debt securities of consolidated trusts held by third parties	(10,863)	5,150	(16,013)	(13,033)	3,479	(16,512)
Total interest expense	(12,544)	3,843	(16,387)	(15,973)	2,800	(18,773)
Net interest income(2)	$903	$(2,978)	$3,881	$1,493	$(3,309)	$4,802
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Excludes an out-of-period adjustment of $727 million that reduced the interest income on mortgage-related securities for the year ended December 31, 2011.

(3)	Includes cash equivalents.

(4)	Includes federal funds purchased and securities sold under agreements to repurchase.

The increase in net interest income in 2013, compared with 2012, was due to a decrease in interest expense exceeding a decrease in interest income, which was primarily due to the following:

•	accelerated net amortization income related to mortgage loans and debt of consolidated trusts driven by prepayments;

•
higher guaranty fees, primarily due to an average increase in single-family guaranty fees of 10 basis points implemented during the fourth quarter of 2012 and the 10 basis point increase in single-family guaranty fees related to the TCCA implementation on April 1, 2012. The incremental TCCA-related guaranty fees are remitted to Treasury and recorded in “TCCA fees” in our consolidated statements of operations and comprehensive income (loss). We recognize almost all of our guaranty fees in net interest income due to the consolidation of the substantial majority of our MBS trusts on our balance sheet; and

•
a reduction in the amount of interest income not recognized for nonaccrual mortgage loans. The balance of nonaccrual loans in our consolidated balance sheets declined as we continued to complete a high number of loan workouts and foreclosures, and fewer loans became seriously delinquent.

The factors that drove the increase in net interest income in 2013 were partially offset by lower interest income on mortgage loans and securities held in our retained mortgage portfolio primarily due to a decrease in their average balance, as we continued to reduce our retained mortgage portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and sold non-agency mortgage-related assets to meet an objective of FHFA’s 2013 conservatorship scorecard. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for additional information on our retained mortgage portfolio.
Net interest income increased in 2012 compared with 2011, primarily due to the following:

•	lower interest expense on funding debt due to lower borrowing rates and lower funding needs, which allowed us to continue to replace higher-cost debt with lower-cost debt;

•
higher coupon interest income recognized on mortgage loans due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans. The balance of nonaccrual loans in our consolidated balance sheets declined as we continued to complete a high number of loan workouts and foreclosures, and fewer loans became seriously delinquent; and

•	accelerated net amortization income related to mortgage loans and debt of consolidated trusts driven by a high volume of prepayments due to declining interest rates.
The factors that drove the increase in net interest income in 2012 were partially offset by:

•
lower interest income on Fannie Mae mortgage loans due to a decrease in average balance and new business acquisitions, which continued to replace higher-yielding loans with loans issued at lower mortgage rates; and

•
lower interest income on mortgage securities due to a decrease in the balance of our mortgage securities, as we continued to manage our retained mortgage portfolio to the requirements of the senior preferred stock purchase agreement.

We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheets at fair value. We recognize the difference between (1) the initial fair value of the consolidated trust’s mortgage loans and debt and (2) the unpaid principal balance as cost basis adjustments in our consolidated balance sheets. We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment over the contractual or estimated life of the loan or security as a component of net interest income. Net unamortized premiums on debt of consolidated trusts exceeded net unamortized premiums on the related mortgage loans of consolidated trusts by $25.0 billion as of December 31, 2013, compared with $16.8 billion as of December 31, 2012. This net premium position represents deferred revenue, which is amortized within net interest income. This deferred revenue primarily relates to upfront fees we receive from lenders for loans with greater credit risk and upfront payments we receive from lenders to adjust the monthly contractual guaranty fee rate on Fannie Mae MBS so that the pass-through coupon rate on the MBS is in a more easily tradable increment of a whole or half percent. The increase in net unamortized premiums from 2012 to 2013 was primarily due to an increase in upfront fees collected on acquisitions in 2013.
We had $14.3 billion in net unamortized discounts and other cost basis adjustments on mortgage loans of Fannie Mae included in our consolidated balance sheets as of December 31, 2013, compared with $15.8 billion as of December 31, 2012. These discounts and other cost basis adjustments were primarily recorded upon the acquisition of credit-impaired loans and the extent to which we may record them as income in future periods will be based on the actual performance of the loans.

Table 10 displays the interest income not recognized for loans on nonaccrual status and the resulting reduction in our net interest yield on total interest-earning assets for the periods indicated.
Table 10: Impact of Nonaccrual Loans on Net Interest Income

	For the Year Ended December 31,
	2013			2012			2011
	Interest Income not Recognized for Nonaccrual Loans	Reduction in Net Interest Yield(1)		Interest Income not Recognized for Nonaccrual Loans	Reduction in Net Interest Yield(1)		Interest Income not Recognized for Nonaccrual Loans	Reduction in Net Interest Yield(1)
	(Dollars in millions)
Mortgage loans of Fannie Mae	$(2,415)			$(3,403)			$(4,666)
Mortgage loans of consolidated trusts	(342)			(594)			(896)
Total mortgage loans	$(2,757)	(8)	bps	$(3,997)	(12)	bps	$(5,562)	(18)	bps
__________

(1)	Calculated based on interest income not recognized divided by total interest-earning assets, expressed in basis points.
For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our net interest income in “Business Segment Results—Capital Markets Group Results.”
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. Fee and other income increased in 2013 compared with 2012 primarily as a result of funds we received in 2013 pursuant to settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities sold to us. See “Legal Proceedings—FHFA Private-Label Mortgage-Related Securities Litigation” for additional information. In addition, we recognized higher yield maintenance fees in 2013 related to large multifamily loan prepayments during the year.
Investment Gains, Net
Investment gains, net include gains and losses recognized from the sale of available-for-sale (“AFS”) securities and gains and losses recognized on the securitization of loans and securities from our retained mortgage portfolio. Investment gains increased in 2013 compared with 2012 primarily due to a significantly higher volume of sales of non-agency mortgage-related securities in 2013 to meet an objective of FHFA’s 2013 conservatorship scorecard. See “Business Segment Results—Capital Markets Group Results—The Capital Markets Group’s Mortgage Portfolio” and “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities” for additional information on our mortgage-related securities portfolio and requirements that we reduce our retained mortgage portfolio.
Other-Than-Temporary Impairment of Investment Securities
Net other-than-temporary impairments decreased in 2013 compared with 2012 and increased in 2012 compared with 2011. In 2013, net other-than-temporary impairments were primarily driven by a change in our intent to sell certain securities. As a result, we recognized the entire difference between the amortized cost basis of these securities and their fair value as net other-than-temporary impairments.
In 2012, net other-than-temporary impairments were primarily driven by an update to the assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities, which resulted in a significant decrease in the net present value of projected cash flows on these securities.
In 2011, net other-than-temporary impairments were primarily driven by an increase in collateral losses on certain Alt-A private-label securities, which resulted in a decrease in the present value of our cash flow projections on these Alt-A private-label securities, partially offset by an out-of-period adjustment in 2011.

Fair Value Gains (Losses), Net
Table 11 displays the components of our fair value gains and losses.
Table 11: Fair Value Gains (Losses), Net

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(767)	$(1,430)	$(2,185)
Net change in fair value during the period	3,546	(508)	(3,954)
Total risk management derivatives fair value gains (losses), net	2,779	(1,938)	(6,139)
Mortgage commitment derivatives fair value gains (losses), net	501	(1,688)	(423)
Total derivatives fair value gains (losses), net	3,280	(3,626)	(6,562)
Trading securities gains, net	260	1,004	266
Other, net(1)	(581)	(355)	(325)
Fair value gains (losses), net	$2,959	$(2,977)	$(6,621)

	2013	2012	2011
5-year swap rate:
As of March 31	0.95%	1.27%	2.47%
As of June 30	1.57	0.97	2.03
As of September 30	1.54	0.76	1.26
As of December 31	1.79	0.86	1.22
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
We expect volatility from period to period in our financial results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark to market through our earnings. These instruments include derivatives and trading securities. The estimated fair value of our derivatives and trading securities may fluctuate substantially from period to period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives that serve to mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our consolidated financial statements. Therefore, the accounting volatility resulting from market fluctuations related to our derivatives and trading securities may not be indicative of the economics of these transactions.
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
We present, by derivative instrument type, the fair value gains and losses on our derivatives for the years ended December 31, 2013, 2012 and 2011 in “Note 9, Derivative Instruments.”

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

We recognized risk management derivative fair value gains in 2013 primarily as a result of increases in the fair value of our pay-fixed derivatives as longer-term swap rates increased during the year. We recognized risk management derivatives fair value losses in 2012 and 2011 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in swap rates during each of these years. Risk management derivative fair value losses in 2011 were greater than the losses in 2012, primarily due to a significant decline in swap rates in 2011 compared with a more modest decline in swap rates in 2012.
Because risk management derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our overall interest rate risk profile and in conjunction with the other mark-to-market gains and losses presented in Table 11. For additional information on our use of derivatives to manage interest rate risk, including the economic objective of our use of various types of derivative instruments, changes in our derivatives activity and the outstanding notional amounts, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Interest Rate Risk Management.”
Mortgage Commitment Derivatives Fair Value Gains (Losses), Net
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

We recognized fair value gains on our mortgage commitments in 2013 primarily due to gains on commitments to sell mortgage-related securities primarily driven by interest rates increasing during the commitment period. We recognized fair value losses on our mortgage commitments in 2012 and 2011 primarily due to losses on commitments to sell mortgage-related securities as a result of interest rates decreasing during the commitment period. Mortgage commitment derivative fair value losses in 2012 were greater than the losses in 2011, primarily as a result of (1) a higher volume of net commitments to sell mortgage-related securities in 2012 and (2) a further increase in prices driven by the Federal Reserve’s announcement that it would increase its MBS purchases from financial institutions beginning in September 2012.
Trading Securities Gains, Net
The estimated fair value of our trading securities may fluctuate substantially from period-to-period primarily due to changes in interest rates and credit spreads. Gains from trading securities in 2013 were primarily driven by higher prices on Alt-A and subprime private-label securities due to narrowing of credit spreads on these securities, as well as improvements in the credit outlook of certain financial guarantors of these securities. These gains were partially offset by losses on commercial mortgage-backed securities (“CMBS”) and agency securities due to lower prices resulting from higher interest rates.
Gains from our trading securities in 2012 were primarily driven by the narrowing of credit spreads on CMBS. Gains from our trading securities in 2011 were primarily driven by higher prices on our CMBS as a result of significant narrowing of the U.S. Treasury yield curve and swap yield curve spreads offset by widening credit spreads.
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
Administrative Expenses
Administrative expenses increased in 2013 compared with 2012 driven by costs related to the execution of FHFA’s 2013 conservatorship scorecard objectives, as well as costs associated with FHFA’s private-label mortgage-related securities litigation. These costs more than offset reductions in our ongoing operating costs.
Administrative expenses were flat in 2012 compared with 2011, as continued efforts to reduce ongoing operating costs were offset by additional costs related to the execution of FHFA’s strategic goals. We expect that our administrative expenses may increase in 2014 compared with 2013 as we continue to execute on our strategic goals.
Credit-Related (Income) Expense
We refer to our (benefit) provision for loan losses and guaranty losses collectively as our “(benefit) provision for credit losses.” Credit-related (income) expense consists of our (benefit) provision for credit losses and foreclosed property (income) expense.
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
Table 12 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. The fair value losses shown in Table 12 represent credit losses we expect to realize in the future or amounts that will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”

Table 12: Total Loss Reserves

	As of December 31,
	2013	2012
	(Dollars in millions)
Allowance for loan losses	$43,846	$58,795
Reserve for guaranty losses(1)	1,449	1,231
Combined loss reserves	45,295	60,026
Allowance for accrued interest receivable	1,156	1,737
Allowance for preforeclosure property taxes and insurance receivable(2)	839	866
Total loss reserves	47,290	62,629
Fair value losses previously recognized on acquired credit-impaired loans(3)	11,316	13,694
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$58,606	$76,323
__________

(1)	Amount included in “Other liabilities” in our consolidated balance sheets.

(2)	Amount included in “Other assets” in our consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets.
Table 13 displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the periods indicated.

Table 13: Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$58,795	$72,156	$61,556	$9,925	$2,772
Adoption of consolidation accounting guidance(1)	—	—	—	43,576	—
(Benefit) provision for loan losses	(9,316)	(1,191)	25,914	24,702	9,569
Charge-offs(2)	(8,867)	(15,139)	(21,170)	(22,878)	(2,245)
Recoveries	2,626	1,784	5,272	3,077	214
Other(3)	608	1,185	584	3,154	(385)
Ending balance	$43,846	$58,795	$72,156	$61,556	$9,925
Reserve for guaranty losses:
Beginning balance	$1,231	$994	$323	$54,430	$21,830
Adoption of consolidation accounting guidance(1)	—	—	—	(54,103)	—
Provision for guaranty losses	367	339	804	194	63,057
Charge-offs	(150)	(174)	(138)	(203)	(31,142)
Recoveries	1	72	5	5	685
Ending balance	$1,449	$1,231	$994	$323	$54,430
Combined loss reserves:
Beginning balance	$60,026	$73,150	$61,879	$64,355	$24,602
Adoption of consolidation accounting guidance(1)	—	—	—	(10,527)	—
Total (benefit) provision for credit losses	(8,949)	(852)	26,718	24,896	72,626
Charge-offs(2)	(9,017)	(15,313)	(21,308)	(23,081)	(33,387)
Recoveries	2,627	1,856	5,277	3,082	899
Other(3)	608	1,185	584	3,154	(385)
Ending balance	$45,295	$60,026	$73,150	$61,879	$64,355
Attribution of charge-offs:
Charge-offs attributable to guaranty book of business	$(8,979)	$(15,249)	$(21,192)	$(22,901)	$(12,832)
Charge-offs attributable to fair value losses on acquired credit-impaired and HomeSaver Advance loans	(38)	(64)	(116)	(180)	(20,555)
Total charge-offs	$(9,017)	$(15,313)	$(21,308)	$(23,081)	$(33,387)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$44,705	$58,809	$71,512	$60,163	$62,312
Multifamily	590	1,217	1,638	1,716	2,043
Total	$45,295	$60,026	$73,150	$61,879	$64,355
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.55%	2.08%	2.52%	2.10%	2.14%
Multifamily	0.29	0.59	0.84	0.91	1.10
Combined loss reserves as a percentage of:
Total guaranty book of business	1.47%	1.97%	2.41%	2.03%	2.08%
Recorded investment in nonaccrual loans(4)	54.18	52.27	51.10	36.21	30.33

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

(2)	Includes accrued interest of $436 million, $872 million, $1.4 billion, $2.4 billion and $1.5 billion for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

(4)	Includes off-balance sheet loans in unconsolidated Fannie Mae MBS trusts that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.
Our benefit or provision for credit losses continues to be a key driver of our results for each period presented. The amount of our benefit or provision for credit losses varies from period to period based on changes in actual and expected home prices, borrower payment behavior, the types and volumes of loss mitigation activities and foreclosures completed, and actual and estimated recoveries from our lender and mortgage insurer counterparties. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for information on mortgage insurers and outstanding mortgage seller and servicer repurchase obligations. In addition, our benefit or provision for credit losses and our loss reserves can be impacted by updates to the assumptions and data used in determining our allowance for loan losses.
We recognized a benefit for credit losses of $8.9 billion in 2013 and $852 million in 2012. The following factors contributed to our benefit for credit losses in 2013:

•
Home prices increased by 8.8% in 2013 compared with an increase of 4.2% in 2012. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that default, which reduces our total loss reserves and provision for credit losses.

•
The number of our seriously delinquent single-family loans declined 27% to approximately 419,000 as of December 31, 2013 from approximately 577,000 as of December 31, 2012 and the number of “early stage” delinquent loans (loans that are 30 to 89 days past due) declined 18% to approximately 375,000 as of December 31, 2013 from approximately 459,000 as of December 31, 2012. The reduction in the number of delinquent loans was primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, and our efforts since 2009 to improve our underwriting standards and the credit quality of our single-family guaranty book of business. A decline in the number of loans becoming delinquent or seriously delinquent reduces our total loss reserves and provision for credit losses.

•
Sales prices on dispositions of our REO properties improved in 2013 compared with 2012. We received net proceeds from our single-family REO sales equal to 67% of the loans’ unpaid principal balance in 2013 compared with 59% in 2012. The increase in sales prices contributed to a reduction in the single-family initial charge-off severity rate to 24.2% for 2013 from 30.7% for 2012. The decrease in our charge-off severity rate indicates a lower amount of expected credit loss at foreclosure and, accordingly, results in a lower provision for credit losses.

•
In the second quarter of 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans, which resulted in a $2.2 billion decrease to our allowance for loan losses. For additional information on this update, see “Critical Accounting Policies and Estimates—Total Loss Reserves—Single-Family Loss Reserves.”

The factors that contributed to our benefit for credit losses in 2013 were partially offset by lower discounted cash flow projections on our individually impaired loans due to increasing mortgage interest rates in 2013. Higher mortgage interest rates lengthen the expected lives of modified loans, which increases the impairment on these loans and results in an increase to the provision for credit losses. Conversely, in 2012, mortgage interest rates declined, causing higher discounted cash flow projections on our individually impaired loans, which resulted from shortened expected lives on modified loans and lower impairment on these loans.
We recognized a benefit for credit losses in 2012 compared with a provision for credit losses in 2011 primarily due to: (1) an increase in home prices in 2012 compared with a home price decline in 2011; (2) an increase in sales prices of our REO properties; and (3) a continued reduction in the number of delinquent loans in our single-family guaranty book of business.

The improvement in our credit results in 2012 was partially offset by a $3.5 billion increase in our provision for credit losses due to changes in our assumptions and data used in calculating our loss reserves and a $1.1 billion increase in our provision for credit losses due to a change in our accounting for loans to certain borrowers who have received bankruptcy relief, which led to an increase in the number of loans we classify as TDRs.
We discuss our expectations regarding our future loss reserves in “Executive Summary—Outlook—Loss Reserves.”
Loss Reserves Concentration Analysis
Certain loan categories have contributed disproportionately to our single-family loss reserves, including loans related to higher-risk product types, such as Alt-A loans, and loans originated in 2005 through 2008. Our Alt-A loans accounted for approximately 26% of our total single-family loss reserves as of December 31, 2013, compared with approximately 27% as of December 31, 2012. Our 2005 to 2008 loan vintages accounted for approximately 84% of our total single-family loss reserves as of December 31, 2013, compared with approximately 85% as of December 31, 2012. See “Note 6, Financial Guarantees” for additional information regarding our Alt-A loans and 2005 to 2008 loan vintages as a percentage of our single-family conventional guaranty book of business.
Troubled Debt Restructurings and Nonaccrual Loans
Table 14 displays the composition of loans restructured in a TDR that are on accrual status, loans on nonaccrual status and off-balance sheet loans in unconsolidated Fannie Mae MBS trusts which would meet our criteria for nonaccrual status if the loans had been on-balance sheet. The table includes held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.” For activity related to our single-family TDRs, see Table 46 in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Table 14: Troubled Debt Restructurings and Nonaccrual Loans

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
TDRs on accrual status(1)
Single-family	$140,512	$135,196	$107,991	$81,767	$9,880
Multifamily	715	868	806	935	—
Total TDRs on accrual status	$141,227	$136,064	$108,797	$82,702	$9,880
Nonaccrual loans
Single-family	$81,355	$112,555	$140,234	$169,775	$36,764
Multifamily	2,209	2,206	2,764	1,013	832
Total nonaccrual loans	$83,564	$114,761	$142,998	$170,788	$37,596
Other(2)	$42	$72	$154	$89	$174,588
Accruing on-balance sheet loans past due 90 days or more(3)	$719	$3,580	$768	$896	$612

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(4)	$6,805	$7,554	$8,224	$8,185	$1,341
Interest income recognized for the period(5)	5,915	6,442	6,598	7,995	1,206
__________

(1)	Includes loans to certain borrowers who have received bankruptcy relief and therefore are classified as TDRs and HomeSaver Advance first-lien loans on accrual status.

(2)	Consists of off-balance sheet loans in unconsolidated Fannie Mae MBS trusts that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

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

(4)
Represents the amount of interest income we did not record but would have recorded during the period for on-balance sheet nonaccrual loans and TDRs on accrual status as of the end of each period had the loans performed according to their original contractual terms.

(5)
Represents interest income recognized during the period for on-balance sheet loans classified as either nonaccrual loans or TDRs on accrual status as of the end of each period. Includes primarily amounts accrued while the loans were performing and cash payments received on nonaccrual loans.

Foreclosed Property (Income) Expense
Foreclosed property income increased in 2013 compared with 2012 primarily due to the recognition of compensatory fee income related to servicing matters, gains resulting from resolution agreements reached in 2013 related to representation and warranty matters and an improvement in sales prices on dispositions of our REO properties. Compensatory fees are amounts we charge our primary servicers for servicing delays within their control when they fail to comply with established loss mitigation and foreclosure timelines as required by our Servicing Guide, which sets forth our policies and procedures related to servicing our single-family mortgages.
We recognized foreclosed property income in 2012 compared with foreclosed property expense in 2011 primarily due to: (1) improved sales prices on dispositions of our REO properties in 2012, resulting from strong demand in markets with limited REO supply and (2) the recognition of compensatory fee income in 2012.
Credit Loss Performance Metrics
Our credit-related (income) expense should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonaccrual loans and TDRs, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 15 displays the components of our credit loss performance metrics as well as our average single-family and multifamily initial charge-off severity rates.
Table 15: Credit Loss Performance Metrics

	For the Year Ended December 31,
	2013			2012			2011
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$6,390	20.9	bps	$13,457	44.2	bps	$16,031	52.4	bps
Foreclosed property (income) expense	(2,839)	(9.3)		(254)	(0.8)		780	2.6
Credit losses including the effect of fair value losses on acquired credit-impaired loans	3,551	11.6		13,203	43.4		16,811	55.0
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property (income) expense(2)	953	3.1		1,446	4.8		1,926	6.3
Credit losses and credit loss ratio	$4,504	14.7	bps	$14,649	48.2	bps	$18,737	61.3	bps
Credit losses attributable to:
Single-family	$4,452			$14,392			$18,346
Multifamily	52			257			391
Total	$4,504			$14,649			$18,737
Single-family initial charge-off severity rate (3)		24.22%			30.71%			34.82%
Multifamily initial charge-off severity rate (3)		23.56%			37.43%			37.10%

__________

(1)	Basis points are based on the amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition. Single-family rate excludes charge-offs from short sales and third-party sales. Multifamily rate is net of any risk sharing agreements.

Credit losses decreased in 2013 compared with 2012 primarily due to the recognition of compensatory fee income in 2013 related to servicing matters and gains resulting from resolution agreements reached in 2013 related to representation and warranty matters. Also contributing to the decrease in credit losses in 2013 was an improvement in sales prices on dispositions of our REO properties and lower REO acquisitions primarily driven by lower delinquencies.
The decrease in credit losses in 2012 compared with 2011 was primarily due to improved actual home prices and sales prices of our REO properties and lower REO acquisitions primarily due to the continued slow pace of foreclosures in 2012.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”
Table 16 displays concentrations of our credit losses based on geography, credit characteristics and loan vintages.
Table 16: Credit Loss Concentration Analysis

	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single-Family Credit Losses(2)
	As of December 31,			For the Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Geographical Distribution:
California	20%	19%	19%	5%	18%	27%
Florida	6	6	6	29	21	11
Illinois	4	4	4	13	10	4
All other states	70	71	71	53	51	58
Select higher-risk product features(3)	23	22	21	55	54	56
Vintages:
2005 - 2008	15	22	31	78	82	83
All other vintages	85	78	69	22	18	17
__________

(1)
Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)
Excludes the impact of recoveries resulting from resolution agreements related to representation and warranty matters and compensatory fee income related to servicing matters, which have not been allocated to specific loans.

(3)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original LTV ratios greater than 90% and loans with FICO credit scores less than 620.
Our new single-family book of business accounted for approximately 10% of our single-family credit losses for 2013, excluding the impact of recoveries resulting from resolution agreements related to representation and warranty matters and compensatory fee income related to servicing matters, which have not been allocated to specific loans. Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines. We provide more detailed credit performance information, including serious delinquency rates by geographic region and foreclosure activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”
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
Table 17 displays the credit loss sensitivities as of the dates indicated for first-lien single-family loans that are in our retained mortgage portfolio or underlying Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancements.
Table 17: Single-Family Credit Loss Sensitivity(1)

	As of December 31,
	2013	2012
	(Dollars in millions)
Gross single-family credit loss sensitivity	$9,109	$13,508
Less: Projected credit risk sharing proceeds	(1,062)	(2,206)
Net single-family credit loss sensitivity	$8,047	$11,302
Single-family loans in our retained mortgage portfolio and loans underlying Fannie Mae MBS	$2,828,395	$2,765,460
Single-family net credit loss sensitivity as a percentage of outstanding single-family loans in our retained mortgage portfolio and Fannie Mae MBS	0.28%	0.41%
__________

(1)
Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 98% of our total single-family guaranty book of business as of December 31, 2013 and 2012. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our retained mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

The decrease in the projected credit loss sensitivities in 2013 compared with 2012 was the result of the increase in home prices and lower projected default expectations for loans in our single-family guaranty book of business. Because these sensitivities represent hypothetical scenarios, they should be used with caution. Our regulatory stress test scenario is limited in that it assumes an instantaneous uniform 5% nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Changes in home prices generally vary on a regional, as well as a local, basis. In addition, these stress test scenarios are calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, which are likely to have a significant impact on our future expected credit losses.
Other Non-Interest Expenses
Other non-interest expenses decreased in 2013 compared with 2012 primarily due to increased gains from partnership investments and debt extinguishment gains in 2013 compared with debt extinguishment losses in 2012. These decreases in non-interest expenses were partially offset by an increase in TCCA fees in 2013.
Gains from partnership investments increased in 2013 compared with 2012 as the continued strength of national multifamily market fundamentals resulted in improved property-level operating performance and increased gains on the sale of investments.
Debt extinguishment gains in 2013 were primarily driven by an increase in interest rates in 2013 compared with debt extinguishment losses in 2012 driven by a decrease in interest rates in 2012. See “Fair Value Gains (Losses), Net—Mortgage Commitment Derivatives Fair Value Gains (Losses), Net” for additional information on how the fair value of our commitments impacts debt extinguishments when we purchase securities.
TCCA fees increased in 2013 compared with 2012 due to an increase in the volume of loans in our single-family book of business subject to TCCA provisions. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.
Other non-interest expenses increased in 2012 compared with 2011 primarily due to our obligation to pay fees to Treasury under the TCCA, which began in 2012.

Federal Income Taxes
We recognized a benefit for federal income taxes of $45.4 billion in 2013 due to the release of the substantial majority of the valuation allowance against our deferred tax assets, partially offset by our 2013 provision for federal income taxes. We did not recognize a provision or a benefit for federal income taxes in 2012. We recognized a benefit for federal income taxes of $90 million for 2011 because we effectively settled our 2007 and 2008 tax years with the Internal Revenue Service (“IRS”) in 2011. We discuss federal income taxes and the factors that led us to release our valuation allowance against our deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes.”

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
In this section, we summarize our segment results for the years ended December 31, 2013, 2012 and 2011 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our consolidated results of operations in “Consolidated Results of Operations.” See “Note 13, Segment Reporting” for a reconciliation of our segment results to our consolidated results.

Summary
Table 18 displays a summary of our segment results for 2013, 2012 and 2011.
Table 18: Business Segment Summary

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Net revenues:(1)
Single-Family	$11,303	$8,120	$5,675
Multifamily	1,325	1,234	1,064
Capital Markets	11,659	12,667	12,901
Consolidated trusts	5,385	2,024	950
Eliminations/adjustments	(3,338)	(1,057)	(146)
Total	$26,334	$22,988	$20,444

Net income (loss) attributable to Fannie Mae:
Single-Family	$48,276	$6,290	$(23,941)
Multifamily	10,069	1,511	583
Capital Markets	27,523	14,201	8,999
Consolidated trusts	4,645	1,741	429
Eliminations/adjustments	(6,550)	(6,519)	(2,925)
Total	$83,963	$17,224	$(16,855)

	As of December 31,
	2013	2012	2011
	(Dollars in millions)
Total assets:
Single-Family	$41,206	$17,595	$11,822
Multifamily	10,848	5,182	5,747
Capital Markets	596,436	723,217	836,700
Consolidated trusts	2,812,459	2,749,571	2,676,952
Eliminations/adjustments(2)	(190,841)	(273,143)	(319,737)
Total	$3,270,108	$3,222,422	$3,211,484
__________

(1)	Includes net interest income (loss), guaranty fee income (expense), and fee and other income (expense).

(2)
Includes the elimination of Fannie Mae MBS in the Capital Markets group’s retained mortgage portfolio that are issued by consolidated trusts. Also includes the elimination of the allowance for loan losses, allowance for accrued interest receivable and fair value losses previously recognized on acquired credit impaired loans as they are not treated as assets for Single-Family and Multifamily segment reporting purposes because these allowances and losses relate to loan assets that are held by the Capital Markets segment and consolidated trusts.

Segment Results
Table 19 displays our segment results for 2013.
Table 19: Business Segment Results

	For the Year Ended December 31, 2013
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$205	$(74)	$9,764	$10,939		$1,570	(3)	$22,404
Benefit for credit losses	8,469	480	—	—		—		8,949
Net interest income after benefit for credit losses	8,674	406	9,764	10,939		1,570		31,353
Guaranty fee income (expense)(4)	10,468	1,217	(1,115)	(5,233)	(5)	(5,132)	(5)	205	(5)
Investment gains (losses), net	3	21	4,911	(122)		(3,622)	(6)	1,191
Net other-than-temporary impairments	—	—	(64)	—		—		(64)
Fair value (losses) gains, net	(10)	—	3,148	(722)		543	(7)	2,959
Debt extinguishment gains, net	—	—	27	104		—		131
Gains from partnership investments(8)	—	498	—	—		19		517
Fee and other income (expense)	630	182	3,010	(321)		224		3,725
Administrative expenses	(1,706)	(280)	(559)	—		—		(2,545)
Foreclosed property income	2,736	103	—	—		—		2,839
TCCA fees(4)	(1,001)	—	—	—		—		(1,001)
Other (expenses) income	(628)	(2)	20	—		(133)		(743)
Income before federal income taxes	19,166	2,145	19,142	4,645		(6,531)		38,567
Benefit for federal income taxes(9)	29,110	7,924	8,381	—		—		45,415
Net income	48,276	10,069	27,523	4,645		(6,531)		83,982
Less: Net income attributable to noncontrolling interest	—	—	—	—		(19)	(10)	(19)
Net income attributable to Fannie Mae	$48,276	$10,069	$27,523	$4,645		$(6,550)		$83,963
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our consolidated balance sheets.

(2)
Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities in the Capital Markets group’s retained mortgage portfolio that on a GAAP basis are eliminated.

(4)
Pursuant to the TCCA, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date by 10 basis points, and the incremental revenue must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized in “TCCA fees.” This increase in guaranty fee is also included in the single-family average charged guaranty fee.

(5)
Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our consolidated statements of operations and comprehensive income (loss).

(6)
Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and in the Capital Markets group’s retained mortgage portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(7)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are in the Capital Markets group’s retained mortgage portfolio.

(8)	Gains from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive income (loss).

(9)	Primarily represents the release of the valuation allowance for our deferred tax assets that generally are directly attributable to each segment based on the nature of the item.

(10)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our consolidated balance sheets.
Single-Family Business Results
Table 20 displays the financial results of our Single-Family business for the periods indicated. For a discussion of Single-Family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Expenses and other items that impact income or loss primarily include credit-related income (expense), net interest loss, TCCA fees and administrative expenses.
Table 20: Single-Family Business Results(1)

	For the Year Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in millions)
Net interest income (loss)(2)	$205	$(790)	$(2,411)	$995	$1,621
Guaranty fee income(3)(4)	10,468	8,151	$7,507	2,317	644
Credit-related income (expense)(5)	11,205	919	(27,218)	10,286	28,137
TCCA fees(4)	(1,001)	(238)	—	(763)	(238)
Other expenses(6)	(1,711)	(1,672)	(1,925)	(39)	253
Income (loss) before federal income taxes	19,166	6,370	(24,047)	12,796	30,417
Benefit (provision) for federal income taxes(7)	29,110	(80)	106	29,190	(186)
Net income (loss) attributable to Fannie Mae	$48,276	$6,290	$(23,941)	$41,986	$30,231
Other key performance data:
Single-family effective guaranty fee rate (in basis points)(4)(8)	36.7	28.7	26.2
Single-family average charged guaranty fee on new acquisitions (in basis points)(4)(9)	57.4	39.9	28.8
Average single-family guaranty book of business(10)	$2,855,821	$2,843,718	$2,864,919
Single-family Fannie Mae MBS issuances(11)	$733,111	$827,749	$564,606
__________

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation.

(2)
Includes the cost to reimburse the Capital Markets group for interest income not recognized for loans in our retained mortgage portfolio on nonaccrual status, the cost to reimburse MBS trusts for interest income not recognized for loans in consolidated trusts on nonaccrual status and income from cash payments received on loans that have been placed on nonaccrual status.

(3)
Guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our consolidated statements of operations and comprehensive income (loss).

(4)
Pursuant to the TCCA, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date by 10 basis points, and the incremental revenue must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized in “TCCA fees.” This increase in guaranty fee is also included in the single-family average charged guaranty fee.

(5)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(6)	Consists of investment gains (losses), net, fair value losses, net, fee and other income, administrative expenses and other expenses.

(7)
The benefit for 2013 primarily represents the release of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Single-Family segment based on the nature of the item.

(8)	Calculated based on Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

(9)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(10)
Our single-family guaranty book of business consists of (a) single-family mortgage loans of Fannie Mae, (b) single-family mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(11)	Consists of unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period.
2013 compared with 2012
Pre-tax income increased in 2013 compared with 2012 primarily due to an increase in credit-related income and increased guaranty fee income combined with net interest income in 2013 compared with a net interest loss in 2012.
Our credit results for 2013 and 2012 were positively impacted by increases in home prices, which resulted in reductions in our loss reserves. The improvement in our credit results in 2013 as compared with 2012 was due in part to a decline in the number of delinquent loans in our single-family conventional guaranty book of business, as well as the recognition of compensatory fee income in 2013 related to servicing matters and gains resulting from resolution agreements reached in 2013 related to representation and warranty matters. In addition, in the second quarter of 2013 we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans to reflect faster prepayment and lower default expectations for these loans, which resulted in a decrease to our allowance for loan losses. See “Critical Accounting Policies and Estimates—Total Loss Reserves—Single-Family Loss Reserves” for additional information. The positive impact of these factors on our credit-related income in 2013 was partially offset by lower discounted cash flow projections on our individually impaired loans due to increasing mortgage interest rates in 2013. Higher mortgage interest rates lengthen the expected lives of modified loans, which increases the impairment on these loans and results in an increase to the provision for credit losses. Conversely, in 2012, mortgage interest rates decreased, resulting in higher discounted cash flow projections on our individually impaired loans, which resulted from shortened expected lives on modified loans and lower impairment on these loans. Our single-family credit-related income represents the substantial majority of our consolidated activity. We provide a discussion of our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related (Income) Expense.”
Guaranty fee income increased in 2013 compared with 2012 due to the cumulative impact of price increases, including a 10 basis point increase on April 1, 2012 mandated by the TCCA and an additional average increase of 10 basis points implemented during the fourth quarter of 2012, and higher amortization income on risk-based fees. In December 2011, Congress enacted the TCCA which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. This TCCA-related revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.” We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.
We recognized net interest income in 2013 compared with a net interest loss in 2012 primarily due to the reduction in the amount of interest income not recognized for nonaccrual mortgage loans as the population of delinquent loans declined, as well as our resolution agreement with Bank of America, which resulted in the recognition of unamortized cost basis adjustments on the loans repurchased by Bank of America.
Net income in 2013 included a benefit for federal income taxes that primarily represents the release of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our single-family segment. Those assets primarily related to the allowance for loan losses and guaranty fee income. See “Note 10, Income Taxes” for additional information.
The increase in the single-family average charged guaranty fee on new acquisitions in 2013 compared with 2012 was primarily due to price increases implemented during 2012, as discussed above. In addition, our average single-family charged guaranty fee increased due to an increase in total loan level price adjustments charged on our 2013 acquisitions, as the credit profile of these acquisitions included a higher proportion of loans with higher LTV ratios and a higher proportion of loans with lower FICO credit scores than our 2012 acquisitions. In December 2013, FHFA directed us to further increase our base single-family guaranty fees by 10 basis points and to make changes to our single-family loan level price adjustments. In January 2014, however, FHFA directed us to delay implementation of these guaranty fee changes. FHFA Director Melvin L. Watt stated that he intends to conduct a thorough evaluation of the proposed changes and their likely impact as expeditiously as possible. See “Business—Our Charter and Regulation of Our Activities—Potential Changes to Our Single-Family Guaranty Fee Pricing” for more information on the potential changes to our guaranty fee pricing.

We remained the largest single issuer of mortgage related securities in the secondary market during 2013, with an estimated market share of new single-family mortgage-related securities issuances, which excludes previously securitized mortgages, of 47% for 2013. Despite our continued high market share, our average single-family guaranty book of business remained relatively flat in 2013 compared with 2012, primarily due to U.S. residential mortgage debt outstanding remaining relatively flat.
2012 compared with 2011
Net income in 2012 compared with a net loss in 2011 was primarily due to credit-related income in 2012 compared with credit-related expense in 2011, increased guaranty fee income in 2012 and a reduction in net interest loss in 2012.
Credit-related income in 2012 compared with credit-related expense in 2011 was driven primarily by a significant improvement in the profile of our single-family book of business resulting from an increase in actual home prices.
Net interest loss decreased in 2012 compared with 2011 primarily due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans in our consolidated balance sheet as we continued to complete a high number of loan workouts and foreclosures. In addition, as loans with stronger credit profiles became a larger portion of our single-family guaranty book of business, a smaller percentage of our loans became seriously delinquent in 2012 as compared with 2011.
Guaranty fee income increased in 2012 compared with 2011 due to an increase in the amortization of risk-based fees. Additionally, as described above, in December 2011, Congress enacted the TCCA which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue.
In addition, single-family net income increased as a result of our resolution agreements with Bank of America related to repurchase requests and compensatory fees. These agreements led to the recognition of $1.3 billion in pre-tax income for 2012.
Multifamily Business Results
Multifamily business results primarily reflect our multifamily guaranty business. Our multifamily business results also include activity relating to our low-income housing tax credit (“LIHTC”) investments and equity investments. Although we are no longer making new LIHTC or equity investments, we continue to make contractually required contributions for our legacy investments. Activity from multifamily products is also reflected in the Capital Markets group results, which include net interest income related to multifamily loans and securities held in our retained mortgage portfolio, gains and losses from the sale of multifamily Fannie Mae MBS, mortgage loans and re-securitizations, and other miscellaneous income.
Table 21 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related income (expense) and administrative expenses.

Table 21: Multifamily Business Results

	For the Year Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in millions)
Guaranty fee income(1)	$1,217	$1,040	$884	$177	$156
Fee and other income	182	207	218	(25)	(11)
Gains from partnership investments(2)	498	123	81	375	42
Credit-related income (expense)(3)	583	187	(280)	396	467
Other expenses(4)	(335)	(250)	(259)	(85)	9
Income before federal income taxes	2,145	1,307	644	838	663
Benefit (provision) for federal income taxes(5)	7,924	204	(61)	7,720	265
Net income attributable to Fannie Mae	$10,069	$1,511	$583	$8,558	$928
Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(6)	59.6	52.1	46.0
Multifamily credit loss performance ratio (in basis points)(7)	2.5	12.9	20.4
Average multifamily guaranty book of business(8)	$204,284	$199,797	$191,984
Multifamily new business volume(9)	$28,752	$33,763	$24,356
Multifamily units financed from new business volume	507,000	559,000	423,000
Multifamily Fannie Mae MBS issuances(10)	$31,403	$37,738	$34,066
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$10,185	$10,084	$6,435
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(11)	$709	$827	$873
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets group’s portfolio(12)	$74,613	$98,025	$110,748

	As of December 31,
	2013	2012
	(Dollars in millions)
Multifamily serious delinquency rate	0.10%	0.24%
Percentage of multifamily guaranty book of business with credit enhancement	91%	90%
Fannie Mae percentage of total multifamily mortgage debt outstanding(13)	21%	22%
Multifamily Fannie Mae MBS outstanding(14)	$148,724	$128,477
__________

(1)
Guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our consolidated statements of operations and comprehensive income (loss).

(2)
Gains from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive income (loss). Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(3)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(4)	Consists of net interest loss, investment gains, net, administrative expenses and other (expenses) income.

(5)
The benefit for 2013 primarily represents the release of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Multifamily segment based on the nature of the item.

(6)	Calculated based on Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(7)	Calculated based on Multifamily segment credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

(8)
Our Multifamily guaranty book of business consists of (a) multifamily mortgage loans of Fannie Mae, (b) multifamily mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on multifamily mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(9)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period.

(10)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $2.9 billion, $4.4 billion and $10.0 billion for the years ended December 31, 2013, 2012 and 2011, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $68 million, $215 million and $241 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(11)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets group on multifamily loans in our retained mortgage portfolio.

(12)	Based on unpaid principal balance.

(13)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of December 31, 2013 is as of September 30, 2013 and is based on the Federal Reserve’s September 2013 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(14)
Includes $22.4 billion and $28.1 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our consolidated balance sheets, as of December 31, 2013 and 2012, respectively, and $1.2 billion and $1.3 billion of Fannie Mae MBS collateralized by bonds issued by state and local housing finance agencies as of December 31, 2013 and 2012, respectively.

2013 compared with 2012
Pre-tax income increased in 2013 compared with 2012 primarily due to increased guaranty fee income, increased credit-related income and increased gains from partnership investments.
Guaranty fee income increased in 2013 compared with 2012 as we continued to acquire loans with higher guaranty fees. Loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Credit-related income increased in 2013 compared with 2012, primarily due to improvements in default and loss severity trends and improvements in property valuations.
Gains from partnership investments increased in 2013 compared with 2012 as the continued strength of national multifamily market fundamentals resulted in improved property-level operating performance and increased gains on the sale of investments.
Net income in 2013 included a benefit for federal income taxes that primarily represents the release of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Multifamily segment. Those assets primarily related to partnership and other equity investment losses and credits. See “Note 10, Income Taxes” for additional information. A benefit for federal income taxes in 2012 was driven by the utilization of tax credits related to LIHTC investments to offset our alternative minimum tax liability resulting from our projected 2012 taxable income.
Multifamily new business volume decreased in 2013 compared with 2012. FHFA’s 2013 conservatorship scorecard included an objective to reduce the unpaid principal balance of new multifamily business relative to 2012 by at least 10% by tightening underwriting, adjusting pricing and limiting product offerings, while not increasing the proportion of our retained risk.
2012 compared with 2011
Net income increased in 2012 compared with 2011, primarily due to credit-related income in 2012 compared with credit-related expense in 2011, an increase in guaranty fee income and a benefit for federal income taxes in 2012 as compared with a provision for federal income taxes in 2011.
Credit-related income in 2012 was primarily due to reductions to our total loss reserves resulting from an improvement in national multifamily market fundamentals. In comparison, credit-related expense in 2011 was primarily due to underperformance of certain local markets and properties due to localized economic conditions.
Guaranty fee income increased in 2012 compared with 2011 as we continued to acquire loans with higher guaranty fees. Our acquisitions of loans with higher guaranty fees became a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continued to liquidate.

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
Capital Markets Group Results
Table 22 displays the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s retained mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Note 9, Derivative Instruments.” The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, other-than-temporary impairments, allocated guaranty fee expense and administrative expenses.
Table 22: Capital Markets Group Results

	For the Year Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in millions)
Net interest income (1)	$9,764	$13,241	$13,920	$(3,477)	$(679)
Investment gains, net(2)	4,911	6,217	3,711	(1,306)	2,506
Net other-than-temporary impairments	(64)	(711)	(306)	647	(405)
Fair value gains (losses), net(3)	3,148	(3,041)	(6,596)	6,189	3,555
Fee and other income	3,010	717	478	2,293	239
Other expenses(4)	(1,627)	(2,098)	(2,253)	471	155
Income before federal income taxes	19,142	14,325	8,954	4,817	5,371
Benefit (provision) for federal income taxes(5)	8,381	(124)	45	8,505	(169)
Net income attributable to Fannie Mae	$27,523	$14,201	$8,999	$13,322	$5,202
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $3.8 billion, $5.2 billion and $6.6 billion for the years ended December 31, 2013, 2012 and 2011, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(4)
Includes allocated guaranty fee expense, debt extinguishment gains (losses), net, administrative expenses, and other income (expenses). Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

(5)
The benefit for 2013 primarily represents the release of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Capital Markets group based on the nature of the item.

2013 compared with 2012
Pre-tax income increased in 2013 compared with 2012 primarily due to fair value gains in 2013 compared with fair value losses in 2012, an increase in fee and other income and a decrease in net other-than-temporary impairments. These factors were partially offset by a decrease in net interest income and a decrease in investment gains.
Fair value gains in 2013 were primarily driven by fair value gains on our risk management derivatives. The derivatives fair value gains and losses that are reported for the Capital Markets group are consistent with the gains and losses reported in our consolidated statement of operations and comprehensive income (loss). We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
Fee and other income increased in 2013 compared with 2012 primarily as a result of funds we received in 2013 pursuant to settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities sold to us. See “Legal Proceedings—FHFA Private-Label Mortgage-Related Securities Litigation” for additional information. In addition, we recognized higher yield maintenance fees in 2013 related to large multifamily loan prepayments during the year.
Net other-than-temporary impairments in 2013 decreased compared with 2012. The net other-than-temporary impairments that are reported for the Capital Markets group are consistent with the amounts reported in our consolidated statement of operations and comprehensive income (loss). We discuss our net-other-than-temporary impairment in “Consolidated Results of Operations—Other-Than-Temporary Impairment of Investment Securities.”
The decrease in net interest income in 2013 compared with 2012 was primarily due to a decrease in the balance of our retained mortgage-related assets as we continued to reduce our retained mortgage portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury. In addition, during 2013, we sold $21.7 billion of non-agency mortgage-related assets to meet an objective of FHFA’s 2013 conservatorship scorecard. See “The Capital Markets Group’s Mortgage Portfolio” for additional information on our retained mortgage portfolio.
We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value gains (losses), net” and is displayed in “Table 11: Fair Value Gains (Losses), Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets group’s interest expense, the Capital Markets group’s net interest income would have decreased by $767 million in 2013 compared with a decrease of $1.4 billion in 2012.
Investment gains decreased in 2013 compared with 2012 primarily due to decreased gains on the sale of Fannie Mae MBS AFS securities and decreased gains on portfolio securitizations due to an increase in mortgage interest rates in 2013. The decrease in gains during 2013 was partially offset by gains on sales of non-agency mortgage-related securities.
Net income in 2013 included a benefit for federal income taxes that primarily represents the release of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Capital Markets group. Those assets primarily related to debt and derivative instruments and mortgage-related assets. See “Note 10, Income Taxes” for additional information.
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
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Under the agreement, the maximum allowable amount of mortgage assets we were permitted to own as of December 31, 2013 was $552.5 billion. The cap on our mortgage assets will decrease to $469.6 billion as of December 31, 2014. As we reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will decrease. As of December 31, 2013, we owned $490.7 billion in mortgage assets, compared with $633.1 billion as of December 31, 2012. Additionally, FHFA’s 2013 conservatorship scorecard included an objective to sell 5%, or $21.1 billion, of the non-agency mortgage-related assets we held in our retained mortgage portfolio as of December 31, 2012. During 2013, we sold $21.7 billion of non-agency mortgage-related assets in accordance with this objective. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements.” For additional information on FHFA’s 2013 conservatorship scorecard objectives, see “Executive Compensation—Compensation Discussion and Analysis—Determination of 2013 Compensation—Assessment of Corporate Performance on 2013 Conservatorship Scorecard.”
Table 23 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.
Table 23: Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Year Ended
	December 31,
	2013	2012
	(Dollars in millions)
Mortgage loans:
Beginning balance	$371,708	$398,271
Purchases	232,582	261,463
Securitizations (2)	(207,437)	(211,455)
Liquidations and sales (3)	(82,189)	(76,571)
Mortgage loans, ending balance	314,664	371,708

Mortgage securities:
Beginning balance	261,346	310,143
Purchases (4)	36,848	26,874
Securitizations (2)	207,437	211,455
Sales	(278,421)	(224,208)
Liquidations (3)	(51,173)	(62,918)
Mortgage securities, ending balance	176,037	261,346
Total Capital Markets mortgage portfolio	$490,701	$633,054
__________

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 24 displays the composition of the Capital Markets group’s mortgage portfolio as of December 31, 2013 and 2012.
Table 24: Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of December 31,
	2013	2012
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans:
Government insured or guaranteed	$39,399	$40,886
Conventional:
Long-term, fixed-rate	215,945	240,791
Intermediate-term, fixed-rate	8,385	10,460
Adjustable-rate	13,171	18,008
Total single-family conventional	237,501	269,259
Total single-family loans	276,900	310,145
Multifamily loans:
Government insured or guaranteed	267	312
Conventional:
Long-term, fixed-rate	2,687	3,245
Intermediate-term, fixed-rate	27,325	45,662
Adjustable-rate	7,485	12,344
Total multifamily conventional	37,497	61,251
Total multifamily loans	37,764	61,563
Total Capital Markets group’s mortgage loans	314,664	371,708
Capital Markets group’s mortgage-related securities:
Fannie Mae	129,841	183,964
Freddie Mac	8,124	11,274
Ginnie Mae	899	1,049
Alt-A private-label securities	11,153	17,079
Subprime private-label securities	12,322	15,093
CMBS	3,983	20,587
Mortgage revenue bonds	6,319	8,486
Other mortgage-related securities	3,396	3,814
Total Capital Markets group’s mortgage-related securities(2)	176,037	261,346
Total Capital Markets group’s mortgage portfolio	$490,701	$633,054
__________

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $179.5 billion and $269.9 billion as of December 31, 2013 and 2012, respectively.
The Capital Markets group’s mortgage portfolio decreased 22% as of December 31, 2013 compared with as of December 31, 2012, primarily due to a decline in purchases, and an increase in sales activity. Sales activity increased in 2013 compared with 2012, primarily due to our sales of mortgage-related assets to meet FHFA’s 2013 conservatorship scorecard objective to sell 5% of the non-agency mortgage-related assets held in our retained mortgage portfolio as of December 31, 2012. Purchases declined due to fewer purchases of delinquent loans from our MBS trusts in 2013 and a decrease in new loan purchases as a result of increases in mortgage interest rates in the second half of the year.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement with Treasury. We purchased approximately 183,000 delinquent loans with an unpaid principal balance of $27.9 billion from our single-family MBS trusts in 2013. As of December 31, 2013, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was $2.2 billion.
As a result of purchasing these delinquent loans and our retained mortgage portfolio decreasing to meet the requirements of the senior preferred stock purchase agreement and FHFA’s scorecard objective, an increasing portion of the Capital Markets group’s mortgage portfolio is comprised of loans restructured in a TDR and nonaccrual loans. The total unpaid principal balance of TDRs that were on accrual status was $136.2 billion or 28% of the Capital Markets group’s mortgage portfolio as of December 31, 2013, compared with $130.2 billion or 21% of the Capital Markets group’s mortgage portfolio as of December 31, 2012. The population of nonaccrual loans was $75.0 billion or 15% of the Capital Markets group’s mortgage portfolio as of December 31, 2013, compared with $100.2 billion or 16% of the Capital Markets group’s mortgage portfolio as of December 31, 2012.

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

Table 25 displays a summary of our consolidated balance sheets as of the dates indicated.
Table 25: Summary of Consolidated Balance Sheets

	As of December 31,
	2013	2012	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$58,203	$53,617	$4,586
Restricted cash	28,995	67,919	(38,924)
Investments in securities(1)	68,939	103,876	(34,937)
Mortgage loans:
Of Fannie Mae	300,508	355,936	(55,428)
Of consolidated trusts	2,769,578	2,652,265	117,313
Allowance for loan losses	(43,846)	(58,795)	14,949
Mortgage loans, net of allowance for loan losses	3,026,240	2,949,406	76,834
Deferred tax assets, net	47,560	—	47,560
Other assets(2)	40,171	47,604	(7,433)
Total assets	$3,270,108	$3,222,422	$47,686
Liabilities and equity
Debt:
Of Fannie Mae	$529,434	$615,864	$(86,430)
Of consolidated trusts	2,705,089	2,573,653	131,436
Other liabilities(3)	25,994	25,681	313
Total liabilities	3,260,517	3,215,198	45,319
Senior preferred stock	117,149	117,149	—
Other deficit(4)	(107,558)	(109,925)	2,367
Total equity	9,591	7,224	2,367
Total liabilities and equity	$3,270,108	$3,222,422	$47,686
__________

(1)
Includes $16.3 billion as of December 31, 2013 and $18.0 billion as of December 31, 2012 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 35: Cash and Other Investments Portfolio.”

(2)	Consists of accrued interest receivable, net; acquired property, net; and other assets.

(3)	Consists of accrued interest payable and other liabilities.

(4)	Consists of preferred stock, common stock, accumulated deficit, accumulated other comprehensive income, treasury stock and noncontrolling interest.
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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash decreased as of December 31, 2013 compared with the balance as of December 31, 2012, resulting from a decrease in unscheduled payments received due to lower payoff volumes in December 2013 compared with December 2012.
Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 26 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated. We classify private-label securities as Alt-A, subprime, CMBS or manufactured housing if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty (which we refer to as “wraps”).
Table 26: Summary of Mortgage-Related Securities at Fair Value

	As of December 31,
	2013	2012	2011
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$12,443	$16,683	$24,274
Freddie Mac	8,681	12,173	15,555
Ginnie Mae	995	1,188	1,189
Alt-A private-label securities	8,865	12,405	13,032
Subprime private-label securities	8,516	8,766	8,866
CMBS	4,324	22,923	24,437
Mortgage revenue bonds	5,821	8,517	10,978
Other mortgage-related securities	2,988	3,271	3,601
Total	$52,633	$85,926	$101,932
The decrease in mortgage-related securities in 2013 was primarily due to the sale of $20.4 billion of non-agency mortgage-related securities to meet an objective of FHFA’s 2013 conservatorship scorecard. In addition, in 2013 we continued to reduce our investments in agency MBS as we managed the portfolio reduction requirement of the senior preferred stock purchase agreement. See “Business Segment Results—Capital Markets Group Results—The Capital Markets Group’s Mortgage Portfolio” for additional information related to the reduction in our retained mortgage portfolio.
See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of December 31, 2013 and 2012.
Mortgage Loans
The mortgage loans reported in our consolidated balance sheets include loans owned by Fannie Mae and loans held in consolidated trusts and are classified as either held for sale or held for investment. The increase in the balance of mortgage loans, net of the allowance for loan losses, as of December 31, 2013 compared with the balance as of December 31, 2012 was primarily driven by an increase in mortgage loans held for investment due to securitization activity from our lender swap and portfolio securitization programs and a decrease in our allowance for loan losses. For additional information on our mortgage loans, see “Note 3, Mortgage Loans” and for changes in our allowance for loan losses, see “Consolidated Results of Operations—Credit-Related (Income) Expense.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
Deferred Tax Assets, Net
We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards.
The increase in our deferred tax assets in 2013 was primarily driven by the release of the substantial majority of the valuation allowance against our deferred tax assets. For additional information on the release of our valuation allowance against our deferred tax assets and our net deferred tax assets, see “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes.”
Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-

term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.
The decrease in debt of Fannie Mae in 2013 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. The increase in the balance of debt of consolidated trusts as of December 31, 2013 compared with the balance as of December 31, 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs and sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity
Our net equity increased as of December 31, 2013 compared with December 31, 2012. See “Table 27: Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)” for details of the change in our net equity.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS
As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.
Table 27 summarizes changes in our stockholders’ equity reported in our GAAP consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the year ended December 31, 2013. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 18, Fair Value.”
Table 27: Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For Year Ended December 31, 2013
(Dollars in millions)
GAAP consolidated balance sheets:
Fannie Mae stockholders’ equity as of December 31, 2012(1)	$7,183
Total comprehensive income	84,801
Senior preferred stock dividends paid	(82,452)
Other	9
Fannie Mae stockholders’ equity as of December 31, 2013(1)	$9,541

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2012	$(66,492)
Senior preferred stock dividends paid	(82,452)
Senior preferred stock dividends payable(2)	(7,191)
Increase in deferred tax assets, net(3)	47,560
Change in estimated fair value of net assets excluding senior preferred stock dividends paid, senior preferred stock dividends payable and the increase in net deferred tax assets	75,207
Increase in estimated fair value of net assets, net	33,124
Estimated fair value of net assets as of December 31, 2013	$(33,368)
__________

(1)
Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total equity” amount reported in our consolidated balance sheets, which consists of “Total Fannie Mae stockholders’ equity” and “Noncontrolling interest.”

(2)
Represents the dividend payment we will pay Treasury in the first quarter of 2014 under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair value balance sheets, we present as a liability. Under the terms of the senior preferred stock purchase agreement, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the immediately preceding fiscal quarter over an applicable capital reserve amount. The capital reserve amount was $3.0 billion for all quarterly dividend periods in 2013, decreased to $2.4 billion for quarterly dividend periods in 2014 and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018.

(3)
Represents an increase in the carrying value of our deferred tax assets, net as of December 31, 2013 compared with December 31, 2012, as we released the substantial majority of our valuation allowance against our deferred tax assets in the first quarter of 2013.

During 2013, the estimated fair value of our net assets, (excluding senior preferred stock dividends paid, senior preferred stock dividends payable, and the increase in net deferred tax assets) increased by approximately $75 billion. This increase was primarily driven by an improvement in credit-related items which related to performing and nonperforming loans. The improvement in credit-related items was primarily due to overall improved housing market and economic conditions, including higher actual and expected home prices experienced during 2013. We estimate that home prices increased by 8.8% in 2013. Changes in single-family home prices, regardless of magnitude, may cause volatility in our fair value measurements due to our $2.9 trillion single-family guaranty book of business.
The income from the interest spread between our mortgage assets and associated debt and derivatives as well as the revenue we received from single-family guaranty fees during 2013 contributed to the increase in the estimated fair value of our net assets. In addition, the tightening of option-adjusted spreads during 2013 increased the estimated fair value of our retained mortgage portfolio, resulting in an increase in our net assets.
The increase in the estimated fair value of our net assets was partially offset by a decrease in the estimated fair value of our mortgage loans. This reflects the change in the fair value of our loan portfolio that is associated with recent increases in the guaranty fees that we charge in the GSE securitization market. As the guaranty fees we charged in the GSE securitization market increased, the fair value of our mortgage loans decreased because the current market rate of compensation for exposure to credit risk is now higher than the compensation that we are receiving for exposure to credit risk on these mortgage loans.
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
In addition, the fair value of our net assets presented in our fair value balance sheet does not represent an estimate of the value we expect to realize from operating the company, primarily because:

•
The estimated fair value of our guaranty obligations on mortgage loans significantly exceeds the projected credit losses we would expect to incur, as fair value takes into account certain assumptions about liquidity and required rates of return that a market participant may demand in assuming a credit obligation, and

•
The fair value of our net assets reflects a point in time estimate of the fair value of our existing assets and liabilities, and does not incorporate the value associated with new business that may be added in the future.

The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies.
Supplemental Non-GAAP Consolidated Fair Value Balance Sheets
We display our non-GAAP fair value balance sheets as of the dates indicated in Table 28.

Table 28: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of December 31, 2013					As of December 31, 2012
	GAAP Carrying Value	Fair Value Adjustment(1)		Estimated Fair Value		GAAP Carrying Value	Fair Value Adjustment(1)		Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$48,223	$—		$48,223		$89,036	$—		$89,036
Federal funds sold and securities purchased under agreements to resell or similar arrangements	38,975	—		38,975		32,500	—		32,500
Trading securities	30,768	—		30,768		40,695	—		40,695
Available-for-sale securities	38,171	—		38,171		63,181	—		63,181
Mortgage loans:
Mortgage loans held for sale	380	—		380		464	11		475
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	259,638	(13,758)		245,880		305,025	(33,837)		271,188
Of consolidated trusts	2,766,222	(20,080)	(2)(9)	2,746,142		2,643,917	118,511	(2)	2,762,428
Total mortgage loans	3,026,240	(33,838)		2,992,402	(3)	2,949,406	84,685		3,034,091	(3)
Advances to lenders	3,727	(39)		3,688	(4)	7,592	(84)		7,508	(4)
Derivative assets at fair value	2,073	—		2,073	(4)	435	—		435	(4)
Guaranty assets and buy-ups, net	267	439		706	(4)	327	365		692	(4)
Total financial assets	3,188,444	(33,438)		3,155,006	(5)	3,183,172	84,966		3,268,138	(5)
Credit enhancements	548	984		1,532	(4)	488	997		1,485	(4)
Deferred tax assets, net	47,560	—		47,560	(6)	—	—		—
Other assets	33,556	(235)		33,321	(4)	38,762	(244)		38,518	(4)
Total assets	$3,270,108	$(32,689)		$3,237,419		$3,222,422	$85,719		$3,308,141

Liabilities:
Short-term debt:
Of Fannie Mae	$72,295	$9		$72,304		$105,233	$20		$105,253
Of consolidated trusts	2,154	—		2,154		3,483	—		3,483
Long-term debt:
Of Fannie Mae	457,139	8,409		465,548		510,631	24,941		535,572
Of consolidated trusts	2,702,935	(5,349)	(2)	2,697,586		2,570,170	131,009	(2)	2,701,179
Derivative liabilities at fair value	1,469	—		1,469	(7)	705	—		705	(7)
Guaranty obligations	485	1,948		2,433	(7)	599	2,514		3,113	(7)
Total financial liabilities	3,236,477	5,017		3,241,494	(5)	3,190,821	158,484		3,349,305	(5)
Senior preferred stock dividends payable	—	7,191		7,191	(8)	—	—		—
Other liabilities	24,040	(1,988)		22,052	(7)	24,377	910		25,287	(7)(9)
Total liabilities	3,260,517	10,220		3,270,737		3,215,198	159,394		3,374,592
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(10)	117,149	—		117,149		117,149	—		117,149
Preferred	19,130	(13,004)		6,126		19,130	(17,938)		1,192
Common	(126,738)	(29,905)		(156,643)		(129,096)	(55,737)		(184,833)
Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$9,541	$(42,909)		$(33,368)		$7,183	$(73,675)		$(66,492)
Noncontrolling interest	50	—		50		41	—		41
Total equity (deficit)	9,591	(42,909)		(33,318)		7,224	(73,675)		(66,451)
Total liabilities and equity (deficit)	$3,270,108	$(32,689)		$3,237,419		$3,222,422	$85,719		$3,308,141

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

(3)
Performing loans had a fair value and an unpaid principal balance of $2.9 trillion as of December 31, 2013 compared with a fair value of $2.9 trillion and an unpaid principal balance of $2.8 trillion as of December 31, 2012. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $103.8 billion and an unpaid principal balance of $149.3 billion as of December 31, 2013 compared with a fair value of $112.3 billion and an unpaid principal balance of $189.9 billion as of December 31, 2012. See “Note 18, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(4)
“Other assets” include (a) Accrued interest receivable, net and (b) Acquired property, net as reported in our GAAP consolidated balance sheets. “Other assets” in our GAAP consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $6.6 billion and $8.8 billion as of December 31, 2013 and 2012, respectively.

(5)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 18, Fair Value.”

(6)	The amount included in “estimated fair value” of deferred tax assets, net represents the GAAP carrying value and does not reflect fair value.

(7)
“Other liabilities” include Accrued interest payable as reported in our GAAP consolidated balance sheets. “Other liabilities” in our GAAP consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $2.0 billion and $1.3 billion as of December 31, 2013 and 2012, respectively.

(8)
Represents the dividend payment we will pay to Treasury in the first quarter of 2014 under the senior preferred stock purchase agreement, which, for purposes of our non-GAAP fair balance sheets, we present as a liability.

(9)
Includes the estimated fair value of our liability to Treasury for TCCA-related guaranty fee payments over the expected life of the loans. As of December 31, 2013, the estimated fair value of TCCA-related guaranty fee payments is included in the line item “Mortgage loans held for investment—Of consolidated trusts.”

(10)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

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
Our treasury function is responsible for implementing our liquidity and contingency planning strategies. See “Liquidity Risk Management Practices and Contingency Planning” for a discussion of our liquidity contingency plans. Also see “Risk Factors” for a description of the risks associated with our liquidity risk and liquidity contingency planning.
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
As of December 31, 2013, we were in compliance with each of the liquidity risk management policies and practices set forth above.
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
Our debt funding needs may vary from quarter to quarter depending on market conditions and are influenced by anticipated liquidity needs, the size of our retained mortgage portfolio and our dividend payment obligations to Treasury. Under the senior preferred stock purchase agreement, we were required to reduce our retained mortgage portfolio to $552.5 billion by December 31, 2013 and, by December 31 of each year thereafter, to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.
Fannie Mae Debt Funding Activity
Table 29 displays the activity in debt of Fannie Mae for the periods indicated. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 29: Activity in Debt of Fannie Mae

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$216,475	$246,092	$424,503
Weighted-average interest rate	0.11%	0.12%	0.12%
Long-term:
Amount	$138,404	$255,902	$256,670
Weighted-average interest rate	1.07%	1.26%	1.72%
Total issued:
Amount	$354,879	$501,994	$681,173
Weighted-average interest rate	0.49%	0.70%	0.72%
Paid off during the period: (1)
Short-term:
Amount	$249,357	$287,624	$429,711
Weighted-average interest rate	0.12%	0.12%	0.19%
Long-term:
Amount	$192,861	$334,564	$302,473
Weighted-average interest rate	1.72%	1.88%	2.52%
Total paid off:
Amount	$442,218	$622,188	$732,184
Weighted-average interest rate	0.82%	1.06%	1.15%
__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Debt issuances decreased in 2013 compared with 2012 primarily due to lower funding needs as our retained mortgage portfolio decreased. Redemptions of callable debt decreased in 2013 compared with 2012 due to increased interest rates. Our debt funding activity is influenced by the size of our retained mortgage portfolio, anticipated liquidity needs and our dividend payment obligations to Treasury.
We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business and the financial markets or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations. For more information on GSE reform, see “Business—Housing Finance Reform” and “Risk Factors.”
In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of our debt funding could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. See “Risk Factors” and “Credit Ratings” for further discussion of the importance of our credit ratings.
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

Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt was 14% as of December 31, 2013 and 17% as of December 31, 2012. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.14% as of December 31, 2013 from 2.25% as of December 31, 2012.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $780.0 billion in 2013. As of December 31, 2013, our aggregate indebtedness totaled $534.2 billion, which was $245.8 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.
Table 30 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 30: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of December 31,
	2013			2012
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Short-term debt:
Fixed-rate:
Discount notes	—	$71,933	0.12%	—	$104,730	0.15%
Foreign exchange discount notes	—	362	1.07	—	503	1.61
Total short-term debt of Fannie Mae (2)		72,295	0.13		105,233	0.16
Debt of consolidated trusts	—	2,154	0.09	—	3,483	0.15
Total short-term debt		$74,449	0.13%		$108,716	0.16%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2014 - 2030	$212,234	2.45%	2013 - 2030	$251,768	2.59%
Medium-term notes(3)	2014 - 2023	161,445	1.28	2013 - 2022	172,288	1.35
Foreign exchange notes and bonds	2021 - 2028	682	5.41	2021 - 2028	694	5.44
Other(4)(5)	2014 - 2038	38,444	4.99	2013 - 2038	40,819	4.99
Total senior fixed		412,805	2.24		465,569	2.35
Senior floating:
Medium-term notes(3)	2014 - 2019	38,441	0.20	2013 - 2019	38,633	0.27
Other(4)(5)	2020 - 2037	955	5.18	2020 - 2037	365	8.22
Total senior floating		39,396	0.32		38,998	0.33
Subordinated fixed:
Qualifying subordinated	2014	1,169	5.27	2013 - 2014	2,522	5.00
Subordinated debentures(6)	2019	3,507	9.92	2019	3,197	9.92
Total subordinated fixed		4,676	8.76		5,719	7.75
Secured borrowings(7)	2021 - 2022	262	1.86	2021 - 2022	345	1.87
Total long-term debt of Fannie Mae(8)		457,139	2.14		510,631	2.25
Debt of consolidated trusts(5)	2014 - 2053	2,702,935	3.26	2013 - 2052	2,570,170	3.36
Total long-term debt		$3,160,074	3.10%		$3,080,801	3.18%
Outstanding callable debt of Fannie Mae(9)		$168,397	1.59%		$177,784	1.64%

__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $534.3 billion and $621.8 billion as of December 31, 2013 and 2012, respectively.

(2)
Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $30 million and $33 million as of December 31, 2013 and 2012, respectively.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)	Includes long-term debt that is not included in other debt categories.

(5)	Includes a portion of structured debt instruments that is reported at fair value.

(6)	Consists of subordinated debt with an interest deferral feature.

(7)	Represents remaining liability for transfer of financial assets from our consolidated balance sheets that did not qualify as a sale.

(8)
Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $89.8 billion and $103.2 billion as of December 31, 2013 and 2012, respectively. Reported amounts also include a net unamortized discount, fair value adjustments and other cost basis adjustments of $4.8 billion and $6.0 billion as of December 31, 2013 and 2012, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $462.0 billion and $516.5 billion as of December 31, 2013 and 2012, respectively.

(9)
Consists of the unpaid principal balance of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date.

Table 31 below displays additional information for each category of our short-term borrowings.
Table 31: Outstanding Short-Term Borrowings(1)

	2013
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$15	—%	$218

Fixed-rate short-term debt:
Discount notes	$71,933	0.12%	$94,697	0.13%	$127,916
Foreign exchange discount notes	362	1.07	385	1.43	503
Total short-term debt	$72,295	0.13%

	2012
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$18	—%	$490

Fixed-rate short-term debt:
Discount notes	$104,730	0.15%	$102,414	0.14%	$151,906
Foreign exchange discount notes	503	1.61	412	1.82	516
Other(4)	—	—	33	0.04	80
Total short-term debt	$105,233	0.16%

	2011
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$10	0.11%	$829

Fixed-rate short-term debt:
Discount notes	$146,301	0.13%	$160,358	0.18%	$198,382
Foreign exchange discount notes	371	1.88	327	2.25	401
Other(4)	80	0.04	9	0.06	80
Total short-term debt	$146,752	0.13%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding has been calculated using daily balances.

(3)	Maximum outstanding represents the highest daily outstanding balance during the year.

(4)	Consists of foreign exchange discount notes denominated in U.S. dollars.
Qualifying Subordinated Debt
We had $1.2 billion in outstanding qualifying subordinated debt as of December 31, 2013, all of which matured in January 2014. The terms of these securities state that, if our core capital is below 125% of our critical capital requirement (which it was as of December 31, 2013), we will defer interest payments on these securities. FHFA has directed us, however, to continue paying principal and interest on our outstanding qualifying subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.
Under the senior preferred stock purchase agreement, we are prohibited from issuing additional subordinated debt without the written consent of Treasury. We did not issue any subordinated debt in 2013.
Maturity Profile of Outstanding Debt of Fannie Mae
Table 32 displays the maturity profile, as of December 31, 2013, of our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption. Our outstanding debt maturing within one year, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 31% as of December 31, 2013 and 34% as of December 31, 2012. The weighted-average maturity of our outstanding debt that is maturing within one year was 151 days as of December 31, 2013, compared with 130 days as of December 31, 2012.

Table 32: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments of $195 million as of December 31, 2013. Excludes debt of consolidated trusts maturing within one year of $3.4 billion as of December 31, 2013.

Table 33 displays the maturity profile, as of December 31, 2013, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 59 months as of December 31, 2013 and approximately 61 months as of December 31, 2012.
Table 33: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
__________

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $4.7 billion as of December 31, 2013. Excludes debt of consolidated trusts of $2.7 trillion as of December 31, 2013.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Contractual Obligations
Table 34 displays, by remaining maturity, our future cash obligations related to our long term debt, announced calls, operating leases, purchase obligations and other material noncancelable contractual obligations as of December 31, 2013.
Table 34: Contractual Obligations

	Payment Due by Period as of December 31, 2013
	Total	Less than 1 Year	1 to <3 Years	3 to 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations(1)	$457,139	$89,844	$150,911	$133,994	$82,390
Contractual interest on long-term obligations(2)	54,239	7,896	12,499	7,745	26,099
Operating lease obligations(3)	138	41	66	28	3
Purchase obligations:
Mortgage commitments(4)	29,753	29,753	—	—	—
Other purchase obligations(5)	118	63	53	2	—
Other liabilities reflected in the consolidated balance sheet(6)	2,062	1,947	47	53	15
Total contractual obligations	$543,449	$129,544	$163,576	$141,822	$108,507
__________

(1)
Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude $2.7 trillion in long-term debt from consolidations. Amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $4.8 billion.

(2)	Excludes contractual interest on long-term debt from consolidations.

(3)	Includes certain premises and equipment leases.

(4)	Includes on- and off-balance sheet commitments to purchase mortgage loans and mortgage-related securities.

(5)
Includes only unconditional purchase obligations that are subject to a cancellation penalty for certain telecom services, software and computer services, and other agreements. Excludes arrangements that may be canceled without penalty. Amounts also include off-balance sheet commitments for the unutilized portion of lending agreements entered into with multifamily borrowers.

(6)
Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2013, see “Off-Balance Sheet Arrangements.” Includes cash received as collateral, unrecognized tax benefits and future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding, which are included in our consolidated balance sheets under “Other liabilities.”

Equity Funding
As a result of the covenants under the senior preferred stock purchase agreement, Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding and the uncertainty regarding our future, we effectively no longer have access to equity funding except through draws under the senior preferred stock purchase agreement. For a description of the funding available and the covenants under the senior preferred stock purchase agreement, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements.”
Cash and Other Investments Portfolio
Our cash and other investments portfolio increased in 2013 compared with 2012. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.

Table 35 displays information on the composition of our cash and other investments portfolio as of the dates indicated.
Table 35: Cash and Other Investments Portfolio

	As of December 31,
	2013	2012	2011
	(Dollars in millions)
Cash and cash equivalents	$19,228	$21,117	$17,539
Federal funds sold and securities purchased under agreements to resell or similar arrangements	38,975	32,500	46,000
Non-mortgage-related securities:
U.S. Treasury securities (1)	16,306	17,950	47,737
Asset-backed securities	—	—	2,111
Total non-mortgage-related securities	16,306	17,950	49,848
Total cash and other investments	$74,509	$71,567	$113,387
__________

(1)	Excludes U.S. Treasury securities that had a maturity at the date of acquisition of three months or less and would therefore be included in cash and cash equivalents.
Unencumbered Mortgage Portfolio
Another potential source of liquidity in the event our access to the unsecured debt market becomes impaired is the unencumbered mortgage assets in our retained mortgage portfolio, which could be sold or used as collateral for secured borrowing. We believe that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Our ability to sell whole loans from our retained mortgage portfolio is limited due to the credit-related issues of these loans, as well as operational constraints.
Credit Ratings
Our credit ratings from the major credit ratings organizations, as well as the credit ratings of the U.S. government, are primary factors that could affect our ability to access the capital markets and our cost of funds. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. S&P, Moody’s and Fitch have all indicated that, if they were to lower the sovereign credit ratings on the U.S., they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities. We cannot predict whether one or more of these ratings agencies will lower our debt ratings in the future. See “Risk Factors” for a discussion of the risks to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs, limits on our ability to issue debt, and additional collateral requirements under our derivatives contracts.
Table 36 displays the credit ratings issued by the three major credit rating agencies as of February 13, 2014.
Table 36: Fannie Mae Credit Ratings

As of February 13, 2014
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	AA-	Aa2	AA-
Preferred stock	D	Ca	C/RR6
Outlook	Stable	Stable	Rating Watch Negative
	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for Long Term Senior Debt and Preferred Stock)	(for Long Term Senior Debt, Short Term Senior Debt and Qualifying Subordinated Debt)

In June 2013, S&P revised its outlook on the long-term rating on the U.S. from negative to stable. As a result, S&P also revised its outlook on our issue-level rating from negative to stable. In July 2013, Moody’s moved the outlook for both the U.S. government’s rating and our long-term senior debt rating back to stable, replacing the negative outlook that had been in place since August 2011. Moody’s also affirmed the “Aaa” rating of both the U.S. government and our long-term senior debt.
In October 2013, Fitch placed our long-term senior debt, short-term senior debt and qualifying subordinated debt ratings on “Rating Watch Negative,” following a similar action on the debt ratings of the U.S. government. A rating being placed on Rating Watch is typically event-driven and indicates there is a heightened probability of a rating change. Fitch noted that it placed our long-term debt, short-term debt and qualifying subordinated debt on “Rating Watch Negative” due to our direct financial support from the U.S. government.
In November 2013, S&P revised the preferred stock rating to “D” from “C” citing their expectation that Fannie Mae will not resume dividend payments to common and preferred stockholders in the near term. In December 2013, S&P raised the qualifying subordinated debt rating to “AA-” from “A” citing, among other factors, the U.S. government’s continued support for Fannie Mae debt instruments. S&P affirmed the long-term senior debt rating of “AA+” and short-term senior debt rating of “A-1+” due to the stable outlook on the U.S. sovereign rating.
We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount, the market value of the exposure, or both. See “Note 9, Derivative Instruments” and “Risk Factors” for additional information on collateral we would be required to provide to our derivatives counterparties in the event of downgrades in our credit ratings.
Cash Flows
Year ended December 31, 2013. Cash and cash equivalents decreased by $1.9 billion from $21.1 billion as of December 31, 2012 to $19.2 billion as of December 31, 2013. This decrease in the balance was primarily driven by cash used to (1) acquire mortgage loans and provide advances to lenders; (2) acquire delinquent loans out of MBS trusts; and (3) pay dividends to Treasury. In addition, as we continue to reduce our retained mortgage portfolio, we have lower funding needs which caused funding debt redemptions to outpace funding debt issuances.
Partially offsetting these cash outflows were cash inflows from: (1) issuances of long-term debt of consolidated trusts from selling Fannie Mae MBS securities to third parties; (2) proceeds from the sale and liquidation of mortgage-related securities as we reduce our retained mortgage portfolio, including the sale of non-agency mortgage-related assets per FHFA’s 2013 conservatorship scorecard objective; and (3) the sale of our REO inventory. In addition, we received proceeds from resolution and settlement agreements in 2013 related to representation and warranty and PLS matters.
Year Ended December 31, 2012. Cash and cash equivalents increased by $3.6 billion from $17.5 billion as of December 31, 2011 to $21.1 billion as of December 31, 2012. This increase in the balance was primarily driven by cash provided by (1) issuances of long-term debt of consolidated trusts, from selling Fannie Mae MBS securities to third parties; (2) proceeds from the sale and liquidation of mortgage-related and non-mortgage securities, as we reduced our retained mortgage portfolio and had lower liquidity needs; (3) the sale of our REO inventory and (4) proceeds from the maturities of trading securities.
Partially offsetting these cash inflows were cash outflows from: (1) the acquisition of mortgage loans and advances to lenders, (2) funding debt redemptions outpacing debt issuances, due to lower funding needs, and (3) the acquisition of delinquent loans out of MBS trusts.
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

Dodd-Frank Act—FHFA Rule Regarding Stress Testing
See “Business—Our Charter and Regulation of Our Activities—The Dodd-Frank Act—Stress Testing” for a description of FHFA’s final rule implementing the Dodd-Frank Act’s stress test requirements for Fannie Mae, Freddie Mac and the Federal Home Loan Banks.
Capital Activity
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under the senior preferred stock purchase agreement to address any net worth deficit.
Senior Preferred Stock Purchase Agreement
As a result of the covenants under the stock purchase agreement, Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding and the significant uncertainty regarding our future, we effectively no longer have access to equity funding except through draws under the senior preferred stock purchase agreement.
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2013. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of December 31, 2013 and have not received funds from Treasury under the agreement since the first quarter of 2012, we would be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. For additional information, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement.”
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except in limited circumstances. The limited circumstances under which Treasury’s funding commitment will terminate and under which we can pay down the liquidation preference of the senior preferred stock are described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements.”
Dividends
Our fourth quarter 2013 dividend of $8.6 billion was declared by FHFA and subsequently paid by us on December 31, 2013, bringing our senior preferred stock dividends paid in 2013 to $82.5 billion. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was $3.0 billion for dividend periods in 2013, decreased to $2.4 billion for dividend periods in 2014 and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock purchase agreement, we expect to pay Treasury a dividend for the first quarter of 2014 of $7.2 billion by March 31, 2014.
See “Risk Factors” for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury.

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
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $44.3 billion as of December 31, 2013 and $53.1 billion as of December 31, 2012.
For more information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management.”
Partnership Investment Interests
For partnership investments where we have determined that we are the primary beneficiary, we have consolidated these investments and recorded all of the partnership assets and liabilities in our consolidated balance sheets. Our partnership investments primarily consist of investments in affordable rental and for-sale housing partnerships. The carrying value of our partnership investments, including those we have consolidated, totaled $809 million as of December 31, 2013, compared with $1.2 billion as of December 31, 2012.
LIHTC Partnership Interests
In most instances, we are not the primary beneficiary of our LIHTC partnership investments, and therefore our consolidated balance sheets reflect only our investment in the LIHTC partnership, rather than the full amount of the LIHTC partnership’s assets and liabilities. FHFA informed us that, after consultation with Treasury, generally we are not authorized to sell or transfer our LIHTC partnership interests. Some exceptions to this rule exist in very limited circumstances and, in most cases, only with FHFA consent. In the fourth quarter of 2009, we reduced the carrying value of our LIHTC partnership investments to zero, as we no longer had both the intent and ability to sell or otherwise transfer our LIHTC investments for value. However, we still have an obligation to fund our LIHTC partnership investments and have recorded such obligation as a liability in our financial statements. We did not make any LIHTC investments in 2013, other than pursuant to existing prior commitments.
Treasury Housing Finance Agency Initiative
During the fourth quarter of 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through two primary programs, which together comprise what we refer to as the HFA initiative.
In November 2011, we entered into an Omnibus Consent to HFA Initiative Program Modifications with Treasury, Freddie Mac and FHFA pursuant to which the parties agreed to specified modifications to the HFA initiative programs, including a three-year extension of the expiration date for the temporary credit and liquidity facilities (“TCLFs”) from December 2012 to December 2015. See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Transactions with Treasury—Treasury Housing Finance Agency Initiative” for a discussion of the HFA initiative.
Pursuant to the TCLF program that we describe in “Related Parties” in “Note 1, Summary of Significant Accounting Policies,” Treasury has purchased participation interests in TCLFs provided by us and Freddie Mac to the HFAs. These facilities create a credit and liquidity backstop for the HFAs. Our outstanding commitments under the TCLF program totaled $821 million as of December 31, 2013 and $1.6 billion as of December 31, 2012.
Multifamily Bond Credit Enhancement Liquidity Commitments
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $13.0 billion as of December 31, 2013 and $15.3 billion as of December 31, 2012. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds.

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

•	Operational Risk. Operational risk is the loss resulting from inadequate or failed internal processes, people, systems or from external events.
In addition to our exposure to credit, market and operational risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Business—Housing Finance Reform” and in “Risk Factors.” This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could affect our ability to retain and hire qualified employees. We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including human capital, legal, regulatory and compliance, reputational, strategic and execution risks. These risks may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions. These risks are typically brought to the attention of our Management Committee, our Board of Directors or one or more of the Board’s committees and, in some cases, FHFA for discussion.
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

•
Risk Mitigation & Control. We proactively develop appropriate mitigation strategies to prevent excessive risk exposure, address risks that exceed established tolerances and address risks that create unanticipated business impact. Mitigation strategies and controls can be in the form of reduction, transference, acceptance or avoidance of the identified risk. We also manage risk through four control elements that are designed to work in conjunction with each other: (1) risk policies, (2) risk limits, (3) delegations of authority, and (4) risk committees.

•
Risk Reporting & Monitoring. Our business units actively monitor emerging and identified risks that are taken when executing our strategies. Risks and concerns are reported to the appropriate level of management to ensure that the necessary action is taken to mitigate the risk.

We manage risk by using a “three lines of defense” structure. The first line of defense is the active management of risk by the business unit. Each business unit is charged with conforming to the risk guidelines, risk appetite, risk policies and limits approved by the Board of Directors, the Board’s Risk Policy & Capital Committee and the executive-level Management Committee. The second line of defense is the Enterprise Risk Management division, which is responsible for ensuring compliance with the risk framework and independently reporting on risk management issues and performance, and the Compliance division, which is responsible for developing policies and procedures to help ensure that Fannie Mae and its employees comply with the law, our code of conduct and all regulatory obligations. The third line of defense is the Internal Audit group, which is responsible for ensuring all parties are performing the actions for which they are accountable and for identifying any omissions or potential process improvements. Enterprise Risk Management reports independently to the Board’s Risk Policy & Capital Committee and Internal Audit reports independently to the Board’s Audit Committee.
Enterprise Risk Governance
Our enterprise risk management structure consists of the Board of Directors, executive leadership, including the Chief Risk Officer, Deputy Chief Risk Officer and Chief Credit Officer, and the Enterprise Risk Management division, designated officers responsible for managing our financial risks, business unit chief risk officers and risk management committees. This structure is designed to encourage a culture of accountability within the divisions and promote effective risk management throughout the company.
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
The Board of Directors delegates day-to-day management responsibilities to the Chief Executive Officer who then further delegates this responsibility among the company’s business unit heads, including the Chief Risk Officer and the Chief Compliance Officer. Risk management oversight authority, including responsibility for setting appropriate controls such as limits and policies, is delegated to the Chief Risk Officer, who then delegates certain levels of risk management oversight authority to our Chief Credit Officer and to the chief risk officers of each business unit or functional risk area (for example, model and operational risk). Management-level business risk committees serve in an advisory capacity to those officers to whom risk management authority has been delegated. In addition, certain activities require the approval of our conservator. See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors” for information about these activities.
Enterprise Risk Management Division
Our Enterprise Risk Management division reports directly to the Chief Risk Officer who reports directly to the Chief Executive Officer. The Chief Risk Officer also reports independently to the Board’s Risk Policy & Capital Committee. Enterprise Risk Management is responsible for the identification of emerging risks, the monitoring and reporting of risk within the existing policies and limits, and independent oversight of risk management across the company.
Risk Committees
We use our management-level risk committees as a forum for discussing emerging risks, risk mitigation strategies and communication across business lines. Risk committees enhance the risk management framework by reinforcing our risk management culture and providing accountability for the resolution of key risk issues and decisions. Each business risk committee is chaired by the head of the business unit. In addition, the business unit chief risk officer can be designated as the committee co-chair or as a member of the committee who is responsible for the oversight of the risks discussed. Committees are also populated with key business and risk leaders from the respective business units.
The primary management-level business risk committees include the Asset Liability Committee, the Enterprise Risk Committee, the Model Oversight Committee and the Operational Risk Committee, as well as specific committees for each line of business. Executive-level risk discussions are held primarily by the Operating Committee, which consists of members of our executive management. On a periodic basis, the Chief Risk Officer prepares a detailed summary of current and emerging risks, compliance with risk limits and other risk reports, and reports on these matters to both the Operating Committee and the Risk Policy & Capital Committee of the Board. The Chief Risk Officer also reports periodically on other topics to the Risk Policy & Capital Committee of the Board, as appropriate.
Internal Audit
Our Internal Audit group, under the direction of the Chief Audit Executive, provides an objective assessment of the design and execution of our internal control system, including our management systems, risk governance and policies and procedures. The Chief Audit Executive reports directly and independently to the Audit Committee of the Board of Directors, and audit personnel are compensated based on objectives set for the group by the Audit Committee rather than corporate financial results or goals. The Chief Audit Executive reports administratively to the Chief Executive Officer and may be removed only upon approval by the Board’s Audit Committee. Internal audit activities are designed to provide reasonable assurance that resources are safeguarded; that significant financial, managerial and operating information is complete, accurate and reliable; and that employee actions comply with our policies and applicable laws and regulations.
Compliance and Ethics
The Compliance and Ethics division, under the direction of the Chief Compliance Officer, is dedicated to developing and maintaining policies and procedures to help ensure that Fannie Mae and its employees comply with the law, our Code of Conduct and all regulatory obligations. The Chief Compliance Officer reports directly to our Chief Executive Officer and independently to the Audit Committee of the Board of Directors, and Compliance and Ethics personnel are compensated on objectives set for the group by the Audit Committee of the Board of Directors rather than corporate financial results or goals. The Chief Compliance Officer may be removed only upon Board approval. The Chief Compliance Officer is responsible for overseeing our compliance activities; developing and promoting a code of ethical conduct; evaluating and investigating any allegations of misconduct; and overseeing and coordinating regulatory reporting and examinations.
Credit Risk Management
We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. Market conditions as a result of the housing crisis resulted in significant exposure to mortgage and institutional counterparty credit risk. The metrics used to measure credit risk are generated using internal models. Our internal models require numerous assumptions and there are inherent limitations in any methodology used to estimate macroeconomic factors such as home prices, unemployment and interest rates, and their impact on borrower behavior. When market conditions change rapidly and dramatically, the assumptions of our models may no longer accurately capture or reflect the changing conditions. Management periodically makes judgments about the appropriateness of the risk assessments indicated by the models. See “Risk Factors” for a discussion of the risks associated with our use of models.
Mortgage Credit Risk Management
We are exposed to credit risk on our mortgage credit book of business because we either hold mortgage assets, have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets or provided other credit enhancements on mortgage assets. While our mortgage credit book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty. See “Glossary of Terms Used in This Report” for more detail.
Mortgage Credit Book of Business
Table 37 displays the composition of our mortgage credit book of business as of the dates indicated. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of December 31, 2013 and 2012.

Table 37: Composition of Mortgage Credit Book of Business(1)

	As of December 31, 2013			As of December 31, 2012
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,862,306	$183,891	$3,046,197	$2,797,909	$188,418	$2,986,327
Unconsolidated Fannie Mae MBS, held by third parties(3)	12,430	1,314	13,744	15,391	1,524	16,915
Other credit guarantees(4)	15,183	15,414	30,597	19,977	16,238	36,215
Guaranty book of business	$2,889,919	$200,619	$3,090,538	$2,833,277	$206,180	$3,039,457
Agency mortgage-related securities(5)	8,992	32	9,024	12,294	32	12,326
Other mortgage-related securities(6)	27,563	9,640	37,203	37,524	27,535	65,059
Mortgage credit book of business	$2,926,474	$210,291	$3,136,765	$2,883,095	$233,747	$3,116,842
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,827,169	$198,906	$3,026,075	$2,764,903	$204,112	$2,969,015
Government Guaranty Book of Business(8)	$62,750	$1,713	$64,463	$68,374	$2,068	$70,442
__________

(1)	Based on unpaid principal balance.

(2)	Consists of mortgage loans and Fannie Mae MBS recognized in our consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Reflects unpaid principal balance of unconsolidated Fannie Mae MBS, held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(4)	Consists of single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(5)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(6)	Consists primarily of mortgage revenue bonds, Alt-A and subprime private-label securities and CMBS.

(7)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(8)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of December 31, 2013 and 2012. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These approaches may increase our expenses and may not be effective in reducing our credit-related expense or credit losses. We provide information on our credit-related income (expense) and credit losses in “Consolidated Results of Operations—Credit-Related Income (Expense).”
In evaluating our single-family mortgage credit risk, we closely monitor changes in housing and economic conditions and the impact of those changes on the credit risk profile and performance of our single-family mortgage credit book of business. We regularly review and provide updates to our underwriting standards and eligibility guidelines that take into consideration changing market conditions. The credit risk profile of our single-family mortgage credit book of business is influenced by, among other things, the credit profile of the borrower, features of the loan, such as the loan product type and the type of property securing the loan, the housing market and the general economy. We focus more on those loans that we believe pose a higher risk of default, which typically have been loans associated with higher mark-to-market LTV ratios, loans to borrowers with lower FICO credit scores and certain higher risk loan product categories, such as Alt-A loans. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.
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
We initiated underwriting and eligibility changes that became effective for deliveries in late 2008 and 2009 that focused on strengthening our underwriting and eligibility standards to promote sustainable homeownership. The result of many of these changes is reflected in the substantially improved risk profile of our single-family loan acquisitions since 2009. We periodically make updates to Desktop Underwriter for underwriting and eligibility changes and changes to our Selling Guide, which sets forth our policies and procedures related to selling single-family mortgages to us.
Table 38 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of December 31, 2013 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008.
Table 38: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of December 31, 2013
	% of
	Single-Family	Current	Current
	Conventional	Estimated	Mark-to-Market	Serious
	Guaranty Book	Mark-to-Market	LTV Ratio	Delinquency
	of Business(1)	LTV Ratio	>100%(2)	Rate(3)
New Single-Family Book of Business	77%	65%	4%	0.33%
Legacy Book of Business:
2005-2008	15	86	27	9.32
2004 and prior	8	50	3	3.52
Total Single-Family Book of Business	100%	67%	7%	2.38%
__________

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of December 31, 2013.

(2)
The majority of loans in our new single-family book of business as of December 31, 2013 with mark-to-market LTV ratios over 100% were loans acquired under the Administration’s Home Affordable Refinance Program. See “HARP and Refi Plus Loans” below for more information on our recent acquisitions of loans with high LTV ratios.

(3)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the December 31, 2013 serious delinquency rates of loans in our legacy book of business. The serious delinquency rate as of December 31, 2013 for loans we acquired in 2009, the oldest vintage in our new book of business, was 1.05%.

As part of our credit risk management process, we conduct reviews on random samples of performing loans soon after acquisition in order to identify loans that may not have met our underwriting or eligibility requirements. Performance for the random sample is measured using a significant findings rate, which represents the proportion of loans in the sample population with significant underwriting defects. The significant findings rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use it to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process. Based on these reviews, we believe that, over the last three years, the percentage of loans we acquired that have significant underwriting defects has been reduced.
Beginning with loans delivered in 2013, and in conjunction with our new representation and warranty framework that is discussed below, we have made changes in our quality control process that move the primary focus of our quality control reviews from the time a loan defaults to shortly after the time the loan is delivered to us. We have implemented new tools to help identify loans delivered to us that may not have met our underwriting or eligibility guidelines and use these tools to help select a discretionary sample of loans for quality control reviews shortly after delivery. Our quality control includes reviewing and recording underwriting defects noted in the file, and determining if the loan sold met our underwriting and eligibility guidelines. We also use these reviews to provide lenders with earlier feedback on underwriting defects. Because of these changes, the significant findings rate for 2013 deliveries, which we will begin to report later in 2014, will not be comparable to prior period reporting.
Our representation and warranty framework for conventional loans acquired on or after January 1, 2013, which is part of FHFA’s seller-servicer contract harmonization initiative, seeks to provide lenders a higher degree of certainty and clarity regarding their repurchase exposure and liability on future deliveries, as well as consistency around repurchase timelines and remedies. Under the new framework, lenders will be relieved of certain repurchase obligations for loans that meet specific payment history requirements and other eligibility requirements. For example, a lender would not be required to repurchase a mortgage loan in breach of certain underwriting and eligibility representations and warranties if the borrower has made timely payments for 36 months following the acquisition date (or, for Refi Plus loans, for 12 months following the acquisition date), and the loan meets other specified eligibility requirements. Certain representations and warranties are “life of loan” representations and warranties, meaning that no relief from enforcement is available to lenders regardless of the number of payments made by a borrower. Examples of life of loan representations and warranties include, but are not limited to, a lender’s representation and warranty that it has originated a loan in compliance with all laws and that the loan conforms to our Charter requirements.
As discussed in “Business—Our Charter and Regulation of Our Activities—Charter Act,” our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of purchase. However, under HARP, we allow our borrowers who have mortgage loans with current LTV ratios above 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. See “Credit Profile Summary—HARP and Refi Plus Loans” below for more discussion on HARP and its impact on our single-family conventional business volume and guaranty book of business.
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
Mortgage insurers may also provide pool mortgage insurance, which is insurance that applies to a defined group of loans. Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit. Under some of our pool mortgage insurance policies, we are required to meet specified loss deductibles before we can recover under the policy. We typically collect claims under pool mortgage insurance three to six months after disposition of the property that secured the loan. For a discussion of our aggregate mortgage insurance coverage as of December 31, 2013 and 2012, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”
Our mortgage servicers are the primary points of contact for borrowers and perform a vital role in our efforts to reduce defaults and pursue foreclosure alternatives. We discuss the actions we have taken to improve the servicing of our delinquent loans below in “Problem Loan Management.”
FHFA’s 2013 conservatorship scorecard included an objective to demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $30 billion of unpaid principal balance. In October 2013, we issued our first credit risk sharing securities under our Connecticut Avenue Securities (“C-deal”) series. In contrast to our typical Fannie Mae MBS transaction, where we retain all of the credit risk associated with losses on the underlying mortgage loans, our credit risk sharing securities transfer some of this credit risk to the investors in these securities, in exchange for sharing a portion of the guaranty fee payments. We issued $675 million in credit risk sharing securities in 2013, transferring a portion of credit risk on mortgages with an unpaid principal balance of approximately $27 billion. This first C-deal resulted in $25 billion of credit protection and was one of two types of risk transfer transactions that we completed in 2013. We also announced in October 2013 that we entered into a pool insurance policy with National Mortgage Insurance Corporation, which transferred a portion of credit risk on a pool of securitized single-family mortgages with an initial unpaid principal balance of nearly $5.2 billion. In addition, we issued $750 million in credit risk sharing securities in January 2014, transferring a portion of credit risk on residential mortgages with an unpaid principal balance of approximately $29 billion. This second C-deal resulted in approximately $28 billion of credit protection.
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

Table 39 displays our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 39: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2013	2012	2011	2013	2012	2011
Original LTV ratio:(5)
<= 60%	22%	25%	29%	22%	23%	24%
60.01% to 70%	14	15	16	15	15	16
70.01% to 80%	35	35	37	38	39	40
80.01% to 90%(6)	10	9	9	10	10	10
90.01% to 100%(6)	12	8	7	10	10	9
100.01% to 125%(6)	4	5	2	3	2	1
Greater than 125%(6)	3	3	—	2	1	—
Total	100%	100%	100%	100%	100%	100%
Weighted average	76%	75%	69%	74%	73%	71%
Average loan amount	$204,750	$213,515	$209,847	$160,357	$157,512	$156,194
Estimated mark-to-market LTV ratio:(7)
<= 60%				38%	28%	26%
60.01% to 70%				19	15	12
70.01% to 80%				19	22	18
80.01% to 90%				11	13	16
90.01% to 100%				6	9	10
100.01% to 125%				5	8	11
Greater than 125%				2	5	7
Total				100%	100%	100%
Weighted average				67%	75%	79%
Product type:
Fixed-rate:(8)
Long-term	76%	74%	67%	72%	72%	73%
Intermediate-term	22	23	26	18	17	15
Interest-only	*	*	*	1	1	1
Total fixed-rate	98	97	93	91	90	89
Adjustable-rate:
Interest-only	*	*	1	2	3	3
Other ARMs	2	3	6	7	7	8
Total adjustable-rate	2	3	7	9	10	11
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	98%	97%	97%	97%	97%
2-4 units	3	2	3	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	91%	91%	91%	91%	91%
Condo/Co-op	10	9	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	87%	89%	89%	88%	89%	89%
Second/vacation home	4	4	5	4	4	5
Investor	9	7	6	8	7	6
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2013	2012	2011	2013	2012	2011
FICO credit score at origination:
< 620	1%	1%	* %	3%	3%	3%
620 to < 660	4	2	2	5	6	7
660 to < 700	10	7	7	12	12	13
700 to < 740	18	16	16	19	20	20
>= 740	67	74	75	61	59	57
Total	100%	100%	100%	100%	100%	100%
Weighted average	753	761	762	744	742	738
Loan purpose:
Purchase	30%	21%	24%	28%	28%	31%
Cash-out refinance	14	14	17	21	24	27
Other refinance	56	65	59	51	48	42
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	14%	16%	15%	15%	15%	15%
Northeast	17	17	19	19	19	19
Southeast	20	19	19	22	23	24
Southwest	17	16	16	16	16	15
West	32	32	31	28	27	27
Total	100%	100%	100%	100%	100%	100%
Origination year:
< = 2004				9%	13%	18%
2005				4	5	7
2006				3	5	7
2007				5	7	10
2008				3	5	7
2009				7	11	17
2010				10	13	18
2011				11	15	16
2012				26	26	—
2013				22	—	—
Total				100%	100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of December 31, 2013, 2012 and 2011.

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

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of December 31, 2013, 2012 and 2011. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “Credit Profile Summary—Jumbo-Conforming and High-Balance Loans” for information on our loan limits.

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

(9)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary
Although there was a shift in the credit risk profile of our 2013 acquisitions to include a greater proportion of loans with higher LTV ratios and lower FICO credit scores than our 2012 acquisitions, the single-family loans we purchased or guaranteed in 2013 continued to have a strong credit profile with a weighted average original LTV ratio of 76%, a weighted average FICO credit score of 753, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. The average original LTV ratio of single-family loans we acquired in 2013, excluding HARP loans, was 70%, compared with 110% for HARP loans. The weighted-average FICO credit score of the single-family mortgage loans we acquired in 2013, excluding HARP loans, was 757, compared with 722 for HARP loans.
The credit profile of our future acquisitions will depend on many factors, including our future pricing and eligibility standards and those of mortgage insurers and FHA, the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under HARP. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. Our acquisition of loans with original LTV ratios over 80% increased to 29% in 2013 from 25% in 2012. This increase was primarily due to acquisitions of home mortgage purchase loans. In addition, our acquisitions of other refinance loan types decreased to 56% in 2013 from 65% in 2012, which was primarily due to the increase in mortgage rates in 2013. Our acquisition of loans with FICO credit scores at origination of less than 700 increased to 15% in 2013, compared with 10% in 2012, and the weighted average FICO credit score at origination decreased to 753 in 2013, compared with 761 in 2012.
Home prices increased by 8.8% in 2013 and by 4.2% in 2012, resulting in a decrease in the estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business. As of December 31, 2013, the estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business was 67% compared with 75% as of December 31, 2012 and 79% as of December 31, 2011. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 7% as of December 31, 2013, 13% as of December 31, 2012 and 18% as of December 31, 2011. If home prices were to decline, more loans would have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default. However, as described in “Business —Executive Summary—Outlook,” we expect home prices to continue to grow on a national basis in 2014, but at a lower rate than in 2013.
HARP and Refi Plus Loans
Since 2009, our acquisitions have included a significant number of loans that are refinancings of existing Fannie Mae loans under HARP, which was designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values. We offer HARP under our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Under HARP, we allow our borrowers who have mortgage loans with current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Accordingly, HARP loans have LTV ratios at origination in excess of 80%. HARP loans cannot (1) be an adjustable-rate mortgage loan, if the initial fixed period is less than five years; (2) have an interest only feature, which permits the payment of interest without a payment of principal; (3) be a balloon mortgage loan; or (4) have the potential for negative amortization.
Under HARP we were previously authorized to acquire loans only if their current LTV ratios did not exceed 125% for fixed-rate loans or 105% for adjustable-rate mortgages. Changes to HARP implemented in the first half of 2012 extended refinancing flexibility to eligible borrowers with loans that have LTV ratios greater than 125% for fixed-rate loans, which made the benefits of HARP available to a greater number of borrowers. The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans also have lower FICO credit scores and/or may provide less documentation than we would otherwise require. In April 2013, FHFA announced the extension of the ending date for HARP to December 31, 2015.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the acquired loans essentially replaces the credit risk that we already held prior to the refinancing. These loans have higher risk profiles and higher serious delinquency rates and may not perform as well as the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace, because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate).
Although mortgage rates remain low by historical standards, they have increased in recent months. As a result, the percentage of acquisitions that are refinanced loans, including loans acquired under our Refi Plus initiative, which includes HARP, has started to decline. HARP loans constituted approximately 14% of our total single-family acquisitions in 2013, compared with approximately 16% of total single-family acquisitions in 2012 and 10% in 2011. Due to the increase in the volume of HARP loans with higher LTV ratios, the weighted average LTV ratio at origination for our acquisitions in 2013 and 2012 was higher than for our acquisitions in 2011. We expect the volume of refinancings under HARP to continue to decline, due to the increase in interest rates and a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing. Approximately 3% of our total single-family conventional business volume for 2013 consisted of refinanced loans with LTV ratios greater than 125% at the time of acquisition. In addition, approximately 2% of our single-family conventional guaranty book of business consisted of loans with an estimated mark-to-market LTV ratio greater than 125% as of December 31, 2013.
Table 40 displays the serious delinquency rates and current mark-to-market LTV ratios as of December 31, 2013 of single-family loans we acquired under HARP and Refi Plus compared with the other single-family loans we acquired since the beginning of 2009.
Table 40: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus

	As of December 31, 2013
	Percentage of New Book	Current Mark-to-Market LTV Ratio > 100%	FICO Credit Score at Origination(1)	Serious Delinquency Rate
HARP(2)	15%	25%	734	0.84%
Other Refi Plus(3)	10	*	749	0.31
Total Refi Plus	25	14	741	0.58
Non-Refi Plus(4)	75	*	761	0.23
Total new book of business(5)	100%	4%	756	0.33%
__________

*	Represents less than 0.5%.

(1)	In the case of refinancings, represents FICO credit score at the time of the refinancing.

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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. We have classified a mortgage loan as subprime if and only if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $131.3 billion as of December 31, 2013, represented approximately 5.0% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $4.2 billion as of December 31, 2013, represented approximately 0.1% of our single-family conventional guaranty book of business.
Jumbo-Conforming and High-Balance Loans
The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $142.3 billion, or 5.0% of our single-family conventional guaranty book of business, as of December 31, 2013 and $129.0 billion, or 4.7% of our single-family conventional guaranty book of business, as of December 31, 2012. The standard conforming loan limit for a one-unit property was $417,000 in 2013 and 2012. Our loan limits were higher in specified high-cost areas, reaching as high as $729,750 for one-unit properties; however, our loan limits for loans originated after September 30, 2011 decreased in specified high-cost areas to an amount not to exceed $625,500 for one-unit properties. Our current loan limits apply to all new acquisitions; therefore, we cannot refinance any of our existing loans that are above our current loan limits. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for additional information on our loan limits, including potential future reductions in our loan limits.
Reverse Mortgages
The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $48.0 billion as of December 31, 2013 and $50.2 billion as of December 31, 2012. Since December 2010, we ceased acquisitions of newly originated reverse mortgages. The balance of our reverse mortgage loans could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through FHA. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to losses on these loans.
Adjustable-rate Mortgages (“ARMs”) and Fixed-rate Interest-only Mortgages
ARMs are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. Interest-only loans allow the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. The majority of our interest-only loans are ARMs. Our negative-amortizing loans are ARMs that allow the borrower to make monthly payments that are less than the interest actually accrued for the period. The unpaid interest is added to the principal balance of the loan, which increases the outstanding loan balance. ARMs represented approximately 9.0% of our single-family conventional guaranty book of business as of December 31, 2013.
Table 41 displays information for ARMs and fixed-rate interest-only loans in our single-family guaranty book of business, aggregated by product type and categorized by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.
Table 41: Single-Family Adjustable-Rate Mortgage Resets by Year(1)

	Reset Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in millions)
ARMs—Amortizing	$42,492	$48,898	$24,882	$16,505	$16,255	$22,666	$171,698
ARMs—Interest Only	33,246	12,591	5,485	3,522	2,199	3,711	60,754
ARMs—Negative Amortizing	4,797	666	401	183	37	—	6,084
Total	$80,535	$62,155	$30,768	$20,210	$18,491	$26,377	$238,536
Fixed-Rate Interest Only	$74	$666	$3,716	$7,135	$1,512	$499	$13,602
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
The efforts of our mortgage servicers are critical in keeping people in their homes and preventing foreclosures. We continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes. As of December 31, 2013, we were operating nine Mortgage Help Centers across the nation to accelerate the response time for struggling borrowers with loans owned by us. During 2013, the Mortgage Help Centers assisted borrowers in obtaining nearly 12,000 home retention plans leading to about 9,000 modification trial starts. We have also established partnerships with 14 local non-profit organizations, collectively known as our Mortgage Help Network, providing borrower assistance in 12 local markets and assistance by phone and Internet in all 50 states. The Mortgage Help Network represents a contractual relationship with select not-for-profit counseling agencies located in our top delinquent mortgage markets to provide borrowers foreclosure prevention counseling, documentation and assistance with pending loan workout solutions. We also use direct mail and phone calls to encourage homeowners to pursue home retention solutions and foreclosure alternatives, and have established partnerships with counseling agencies in all 50 states to provide similar services. We established the Short Sale Assistance Desk to assist real estate professionals in handling post-offer short sale issues that may relate to servicer responsiveness, the existence of a second lien or issues involving mortgage insurance.
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
Table 42: Delinquency Status of Single-Family Conventional Loans

	As of December 31,
	2013	2012	2011
Delinquency status:
30 to 59 days delinquent	1.64%	1.96%	2.17%
60 to 89 days delinquent	0.49	0.66	0.74
Seriously delinquent	2.38	3.29	3.91
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	73%	72%	70%
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. Our new single-family book of business represented 77% of our single-family guaranty book of business and had a serious delinquency rate of 0.33% as of December 31, 2013.
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
Table 43 displays a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business. Serious delinquency rates vary by geographic region due to many factors including regional home prices, unemployment, economic conditions and state foreclosure timelines.

Table 43: Single-Family Serious Delinquency Rates

	As of December 31,
	2013		2012		2011
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	2.00%	15%	2.92%	15%	3.73%
Northeast	19	3.88	19	4.40	19	4.43
Southeast	22	3.33	23	4.78	24	5.68
Southwest	16	1.23	16	1.76	15	2.30
West	28	1.40	27	2.28	27	2.87
Total single-family conventional loans	100%	2.38%	100%	3.29%	100%	3.91%
Single-family conventional loans:
Credit enhanced	15%	4.75%	14%	7.09%	14%	9.10%
Non-credit enhanced	85	2.00	86	2.70	86	3.07
Total single-family conventional loans	100%	2.38%	100%	3.29%	100%	3.91%
__________

(1)	See footnote 9 to “Table 39: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.
Certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. In addition, loans in certain states such as Florida, Illinois, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
Table 44 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics and in some of these higher risk states as of the dates indicated. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Table 44: Single-Family Conventional Serious Delinquent Loan Concentration Analysis

	As of December 31,
	2013				2012				2011
	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)
	(Dollars in millions)
States:
California	$551,376	20%	0.98%	58%	$523,602	19%	1.69%	73%	$516,608	19%	2.46%	81%
Florida	160,415	6	6.89	80	165,377	6	10.06	96	175,344	6	11.80	108
Illinois	116,318	4	3.12	76	117,111	4	4.70	86	118,682	4	5.77	87
New Jersey	113,088	4	6.25	69	110,409	4	6.92	74	110,432	4	6.65	74
New York	157,310	5	4.42	61	154,990	6	4.70	64	155,822	6	4.59	65
All other states	1,721,819	61	1.85	68	1,685,637	61	2.56	74	1,684,611	61	3.06	77
Product type:
Alt-A	131,288	5	9.23	83	155,469	6	11.36	96	182,236	7	12.43	101
Subprime	4,197	*	16.93	95	5,035	*	20.60	107	5,791	*	23.18	111
Vintages:
2005	99,580	4	7.26	78	139,204	5	7.79	90	190,521	7	7.27	95
2006	98,672	3	11.26	92	138,040	5	12.15	105	186,835	7	11.81	111
2007	137,185	5	12.18	94	195,308	7	12.99	107	269,012	10	12.62	112
2008	80,303	3	6.69	77	124,747	5	6.63	88	192,713	7	5.64	92
All other vintages	2,404,586	85	1.02	63	2,159,827	78	1.36	69	1,922,418	69	1.59	69
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	202,093	7	12.22	122	374,010	13	13.42	128	493,762	18	13.76	131
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	21,122	1	10.90	103	19,416	1	14.76	113	18,992	1	18.67	115
__________

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

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
With our implementation of HAMP, a modification initiative under the Making Home Affordable Program that is intended to be uniform across servicers, our aim is to help borrowers whose loan is either currently delinquent or is at imminent risk of default. HAMP modifications can include reduced interest rates, term extensions, and/or principal forbearance to bring the monthly payment down to 31% of the borrower’s gross (pre-tax) income. After a servicer determines that the borrower’s hardship is not temporary in nature, we require that servicers first evaluate borrowers for eligibility under HAMP or other workout options before considering foreclosure. By design, not all borrowers facing foreclosure will be eligible for a HAMP modification. As a result, we work with servicers to ensure that borrowers who do not qualify for HAMP or who fail to successfully complete the HAMP required trial period are provided with alternative home retention options or a foreclosure prevention alternative.
In addition, we continue to focus on foreclosure alternatives for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Foreclosure alternatives include short sales, where our servicers work with a borrower to sell their home prior to foreclosure, and deeds-in-lieu of foreclosure, where the borrower voluntarily signs over the title to their property to the servicer. These alternatives are designed to reduce our credit losses while helping borrowers avoid foreclosure. We work to obtain the highest price possible for the properties sold in short sales and, in 2013, we received net sales proceeds from our short sale transactions equal to 67% of the loans’ unpaid principal balance, compared with 61% in 2012. The existence of a second lien may limit our ability to provide borrowers with loan workout options, particularly those that are part of our foreclosure prevention efforts; however, we are not required to contact a second lien holder to obtain their approval prior to providing a borrower with a loan modification.
Table 45 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed.
Table 45: Statistics on Single-Family Loan Workouts

	For the Year Ended December 31,
	2013		2012		2011
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$28,801	160,007	$30,640	163,412	$42,793	213,340
Repayment plans and forbearances completed(1)	1,594	12,022	3,298	23,329	5,042	35,318
Total home retention strategies	30,395	172,029	33,938	186,741	47,835	248,658
Foreclosure alternatives:
Short sales	9,786	46,570	15,916	73,528	15,412	70,275
Deeds-in-lieu of foreclosure	2,504	15,379	2,590	15,204	1,679	9,558
Total foreclosure alternatives	12,290	61,949	18,506	88,732	17,091	79,833
Total loan workouts	$42,685	233,978	$52,444	275,473	$64,926	328,491
Loan workouts as a percentage of single-family guaranty book of business(2)	1.48%	1.33%	1.85%	1.57%	2.29%	1.85%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.
The volume of home retention solutions completed in 2013 decreased compared with 2012, primarily due to a decline in the number of delinquent loans in 2013, compared with 2012.
During 2013, we initiated approximately 162,000 first time trial modifications, including HAMP and non-HAMP modifications, compared with approximately 184,000 first time trial modifications during 2012. We also initiated other types of workouts, such as repayment plans and forbearances.
HAMP guidance directs servicers either to cancel or to convert trial modifications after three or four monthly payments, depending on the borrower’s circumstances. As of December 31, 2013, 58% of our HAMP trial modifications had been converted to permanent HAMP modifications since the inception of the program. The conversion rate for HAMP modifications since June 1, 2010, when servicers became required to perform a full verification of a borrower’s eligibility prior to offering a HAMP trial modification, was 88% as of December 31, 2013. The average length of a trial period for completed HAMP modifications initiated after June 1, 2010 was four months.
We continue to work with our servicers to implement our home retention and foreclosure prevention initiatives. Our approach to workouts continues to focus on the large number of borrowers facing financial hardships. Accordingly, the vast majority of loan modifications we have completed since 2009 have been concentrated on deferring or lowering the borrowers’ monthly mortgage payments to allow borrowers to work through their hardships. In March 2013, FHFA announced that we and Freddie Mac would offer a new simplified loan modification solution. Under this streamlined modification initiative, beginning July 1, 2013, our servicers are required to offer loan modifications to eligible borrowers who are at least 90 days delinquent on their mortgages without requiring financial or hardship documentation. Eligible borrowers must demonstrate a willingness and ability to pay by making three on-time trial payments, after which the mortgage will be permanently modified.
In May 2013, FHFA announced the extension of HAMP to December 31, 2015; our role as program administrator for HAMP has been extended accordingly. FHFA’s announcement was aligned with the extension of the Making Home Affordable Program announced by Treasury and HUD. Previously, the deadline to apply for HAMP eligibility was scheduled for December 31, 2013.
The majority of our home retention strategies, including trial modifications and loans to certain borrowers who received bankruptcy relief, are classified as TDRs upon initiation.
Table 46 displays activity related to our single-family TDRs for the periods indicated. For more information on the impact of TDRs, see “Note 3, Mortgage Loans.”
Table 46: Single-Family Troubled Debt Restructuring Activity(1)(2)

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Beginning balance, January 1	$207,405	$177,484	$155,564
New TDRs	26,320	54,032	42,088
Foreclosures(2)	(13,192)	(13,752)	(14,143)
Payoffs(3)	(16,054)	(6,992)	(2,801)
Other(4)	(3,972)	(3,367)	(3,224)
Ending balance, December 31	$200,507	$207,405	$177,484
__________

(1)	Represents the unpaid principal balance of the loans post-modification.

(2)	Consists of foreclosures, deeds-in-lieu of foreclosure, short sales and third-party sales.

(3)	Consists of full borrower payoffs and repurchases of loans that were successfully resolved through payment by mortgage sellers and servicers.

(4)	Primarily includes monthly principal payments.
Table 47 displays the percentage of our single-family loan modifications completed during 2012 and 2011 that were current or paid off one year after modification, as well as the percentage of our single-family loan modifications completed during 2011 that were current or paid off two years after modification.
Table 47: Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

	2012				2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
One Year Post-Modification
HAMP modifications	82%	82%	81%	79%	78%	78%	78%	77%
Non-HAMP modifications	74	74	72	70	66	68	69	69
Total	76	76	75	73	71	72	75	74

Two Years Post-Modification
HAMP modifications					77%	76%	75%	74%
Non-HAMP modifications					67	67	67	67
Total					71	71	73	71
__________

(1)	Excludes loans that were classified as subprime ARMs that were modified into fixed-rate mortgages. Modifications do not reflect loans currently in trial modifications.
We began changing the structure of our non-HAMP modifications in 2010 to lower borrowers’ monthly mortgage payments to a greater extent, which improved the performance of our non-HAMP modifications overall. In addition, because post-
modification performance was greater for our HAMP modifications than for our non-HAMP modifications, we began in September 2010 to include trial periods for our non-HAMP modifications.
There is significant uncertainty regarding the ultimate long term success of our current modification efforts. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income and home prices. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets. See “Risk Factors” for a discussion of efforts we may be required or asked to undertake and their potential effect on us.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 48 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 48: Single-Family Foreclosed Properties

	For the Year Ended December 31,
	2013	2012	2011
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	105,666	118,528	162,489
Acquisitions by geographic area:(2)
Midwest	39,113	50,583	45,167
Northeast	13,235	12,008	9,858
Southeast	57,090	58,411	51,153
Southwest	18,923	28,541	44,675
West	16,023	24,936	48,843
Total properties acquired through foreclosure(1)	144,384	174,479	199,696
Dispositions of REO	(146,821)	(187,341)	(243,657)
End of period inventory of single-family foreclosed properties (REO)(1)	103,229	105,666	118,528
Carrying value of single-family foreclosed properties (dollars in millions)(3)	$10,334	$9,505	$9,692
Single-family foreclosure rate(4)	0.82%	0.99%	1.13%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 9 to “Table 39: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)
Estimated based on the total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans, as well as the slower pace of completed foreclosures we are experiencing due to lengthy foreclosure timelines in a number of states, have resulted in a reduction in the number of REO acquisitions in 2013 compared with 2012 and 2011.
Neighborhood stabilization is a core principle in our approach to managing our REO inventory. As a result, we seek to keep properties in good condition and, where appropriate, repair them to make them more marketable. Our goal is to obtain the highest price possible for the properties we sell. We repaired approximately 66,000 properties from our single-family REO inventory at an average cost of approximately $6,700 per property during 2013 and repaired approximately 84,000 properties at an average cost of approximately $6,100 per property during 2012 compared with repairs of approximately 90,000 properties at an average cost of approximately $6,200 per property during 2011.
Repairing REO properties increases sales to owner occupants and increases financing options for REO buyers. In addition, we encourage homeownership through our First Look™ marketing period. During this First Look period, owner occupants, some nonprofit organizations and public entities may submit offers and purchase properties without competition from investors. Approximately 81,000 of the 147,000 single-family properties we sold in 2013 were purchased by owner occupants, nonprofit organizations or public entities.
We currently lease properties to tenants who occupied the properties before we acquired them into our REO inventory and to eligible borrowers who executed a deed-in-lieu of foreclosure, which can minimize disruption by providing additional time to find alternate housing, help stabilize local communities, provide us with rental income, and support our compliance with federal and state laws protecting tenants in foreclosed properties. As of December 31, 2013, over 2,000 tenants leased our REO properties.
We continue to manage our REO inventory to minimize costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant.
Table 49 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.
Table 49: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of December 31,
	2013	2012	2011
Available-for-sale	33%	28%	28%
Offer accepted(1)	14	17	17
Appraisal stage(2)	17	10	8
Unable to market:
Occupied status(3)	10	14	15
Redemption status(4)	9	11	12
Properties being repaired	9	7	6
Rental property(5)	3	5	7
Other	5	8	7
Total unable to market	36	45	47
Total	100%	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are still occupied, and for which the eviction process is not yet complete.

(4)	Properties that are within the period during which state laws allow the former mortgagor and second lien holders to redeem the property.

(5)	Properties with a tenant living in the home under our tenant in place or deed for lease programs.

Table 50 displays the proportionate share of foreclosures as compared with their share of our single-family guaranty book of business for the states that have a higher concentration of foreclosures. Table 50 also displays this information for California, as this state accounts for a large share of our single-family conventional guaranty book of business.
Table 50: Single-Family Acquired Property Concentration Analysis

	As of	For the Year Ended	As of	For the Year Ended	As of	For the Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)
States:
Florida	6%	21%	6%	14%	6%	7%
Illinois	4	9	4	8	4	3
California	20	4	19	9	19	14
__________

(1)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans, where we have detailed loan-level information, for each category divided by the aggregate unpaid principal balance of our single-family conventional guaranty book of business.

(2)
Calculated based on the number of properties acquired through foreclosure or deed-in-lieu of foreclosure during the period for each category divided by the total number of properties acquired through foreclosure during the same period.

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
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 93% of our multifamily guaranty book of business as of December 31, 2013, compared with 88% as of December 31, 2012 and 86% as of December 31, 2011.
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

Table 51: Multifamily Lender Risk-Sharing

	As of December 31,
	2013	2012
Lender risk-sharing
DUS	80%	73%
Non-DUS negotiated	5	8
No recourse to the lender	15	19
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
Table 52 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business as of the dates indicated.
Table 52: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of December 31,
	2013	2012	2011
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	3	4	5
Original DSCR less than or equal to 1.10	7	8	8
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.
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
As part of our ongoing credit risk management process, we require lenders to provide quarterly and annual financial updates for the loans where we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 4% as of December 31, 2013 and 5% as of December 31, 2012. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months.
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
Table 53: Multifamily Concentration Analysis

	As of December 31,						Percentage of Multifamily Credit Losses For the Years Ended December 31,
	2013		2012		2011
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate

							2013(1)	2012	2011
DUS small balance loans (2)	8%	0.24%	8%	0.32%	8%	0.45%	5%	7%	9%
DUS non small balance loans (3)	82	0.06	76	0.17	72	0.51	(26)	71	72
Non-DUS small balance loans (2)	5	0.50	7	1.02	9	1.38	43	16	12
Non-DUS non small balance loans (3)	5	0.17	9	0.21	11	0.57	78	6	7
Total multifamily loans	100%	0.10%	100%	0.24%	100%	0.59%	100%	100%	100%
__________

(1)	The percentage of credit losses may be negative as a result of recoveries on previously charged off amounts.

(2)	Loans with original unpaid principal balances of up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(3)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.
The multifamily serious delinquency rate decreased as of December 31, 2013 compared with December 31, 2012 as national multifamily market fundamentals continued to improve. The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, not acquired through our DUS program, continue to represent a larger share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur.
REO Management
Foreclosure and REO activity affect the level of our credit losses. Table 54 displays our held for sale multifamily REO activity for the periods indicated.
Table 54: Multifamily Foreclosed Properties

	For the Year Ended December 31,
	2013	2012	2011
Multifamily foreclosed properties held for sale (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	128	260	222
Total properties acquired through foreclosure	105	164	257
Transfers to (from) held for sale(1)	43	(44)	(27)
Dispositions of REO	(158)	(252)	(192)
End of period inventory of multifamily foreclosed properties (REO)	118	128	260
Carrying value of multifamily foreclosed properties (dollars in millions)	$632	$331	$577

__________

(1)	Represents the transfer of properties between held for use and held for sale. Held-for-use properties are reported in our consolidated balance sheets as a component of “Other assets.”
The decrease in our multifamily properties acquired through foreclosure reflects the stability of national multifamily market fundamentals in 2013. The increase in carrying value of multifamily foreclosed properties in 2013 was due to properties with higher values being acquired through foreclosure, as well as properties with higher values being reclassified from held for use to held for sale.
Institutional Counterparty Credit Risk Management
We rely on our institutional counterparties to provide services and credit enhancements, risk sharing agreements with lenders and financial guaranty contracts that are critical to our business. Institutional counterparty credit risk is the risk that these institutional counterparties may fail to fulfill their contractual obligations to us, including mortgage sellers and servicers who are obligated to repurchase loans from us or reimburse us for losses in certain circumstances and service our loans based on established guidelines. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.
We have exposure primarily to the following types of institutional counterparties:

•	mortgage sellers and servicers that sell the loans to us or service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS;

•
third-party providers of credit enhancements on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, financial guarantors and lenders with risk sharing arrangements;

•
custodial depository institutions that hold principal and interest payments for Fannie Mae portfolio loans and MBS certificateholders, as well as collateral posted by derivatives counterparties, mortgage sellers and mortgage servicers;

•	issuers of investments held in our cash and other investments portfolio;

•	derivatives counterparties;

•	mortgage originators, investors and dealers;

•	debt security dealers; and

•	document custodians.
We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, and mortgage insurers, resulting in a significant credit concentration with respect to this industry. We also have significant concentrations of credit risk with particular counterparties. Many of our institutional counterparties provide several types of services for us. For example, many of our lender customers or their affiliates act as mortgage sellers, mortgage servicers, derivatives counterparties, custodial depository institutions or document custodians on our behalf.
The liquidity and financial condition of some of our institutional counterparties continued to improve in 2013. However, there is still significant risk to our business of defaults by these counterparties due to bankruptcy or receivership, lack of liquidity, insufficient capital, operational failure or other reasons. As described in “Risk Factors,” the financial difficulties that our institutional counterparties are experiencing may negatively affect their ability to meet their obligations to us and the amount or quality of the products or services they provide to us.
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
Mortgage Sellers and Servicers
One of our primary exposures to institutional counterparty risk is with mortgage servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, as well as mortgage sellers and servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances. We rely on mortgage servicers to meet our servicing standards and fulfill their servicing obligations. We also rely on mortgage sellers and servicers to fulfill their repurchase obligations.

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
We likely would incur costs and potential increases in servicing fees and could also face operational risks if we decide to replace a mortgage servicer. If a significant mortgage servicer counterparty fails, and its mortgage servicing obligations are not transferred to a company with the ability and intent to fulfill all of these obligations, we could incur penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage servicer.
Our business with our mortgage servicers remains concentrated but our concentration with our top servicers continues to decline. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 49% of our single-family guaranty book of business as of December 31, 2013, compared with approximately 57% as of December 31, 2012. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 19% of our single-family guaranty book of business as of December 31, 2013, compared with approximately 18% as of December 31, 2012. As of December 31, 2013, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business. In addition to Wells Fargo Bank, N.A., as of December 31, 2012, two other mortgage servicers, Bank of America, N.A. and JPMorgan Chase Bank, N.A., with their affiliates, each serviced over 10% of our single-family guaranty book of business. In addition to the decline in single-family servicer concentration, we have seen an increasing shift in our servicing book from depository financial institution servicers to non-depository servicers. This shift poses additional potential risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and in the event of significant increases in delinquent loan volumes may have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, some of our non-depository mortgage servicer counterparties have grown significantly in recent years. As with any party experiencing such growth, there is increased operational risk, which could negatively impact their ability to effectively manage their servicing portfolios.
Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 65% of our multifamily guaranty book of business as of December 31, 2013, compared with approximately 67% as of December 31, 2012. In addition, Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of December 31, 2013 and 2012.
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
Although our business with our mortgage sellers is concentrated, a number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from smaller financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could also be required to absorb losses on defaulted loans that a failed mortgage servicer is obligated to repurchase from us if we determine there was an underwriting or eligibility breach. Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 42% of our single-family business acquisition volume in 2013, compared with approximately 46% in 2012 and approximately 60% in 2011. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 20% of our single-family business acquisition volume in 2013, compared with approximately 23% in 2012. In addition to the decline in single-family mortgage seller concentration, we are acquiring an increasing portion of our business volume from non-depository sellers rather than depository financial institutions. This shift poses additional risks to us because non-depository sellers are likely to have less required liquidity and financial capacity to satisfy repurchase requests. See “Risk Factors” for more information on the impact to our business due to changes in the mortgage industry.
Risk management steps we have taken or may take to mitigate our risk to mortgage sellers and servicers with whom we have material counterparty exposure include guaranty of obligations by higher-rated entities, reduction or elimination of exposures, reduction or elimination of certain business activities, transfer of exposures to third parties, receipt of collateral and suspension or termination of the selling and servicing relationship.
We are exposed to the risk that a mortgage seller and servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced significant financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud. See “Risk Factors” for additional discussion on risks of mortgage fraud to which we are exposed.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated, or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, or reimburse us for our losses. If the collateral property relating to such a loan has been foreclosed upon and we have accepted an offer from a third party to purchase the property, or if a loan is in the process of being liquidated or has been liquidated, we require the mortgage seller or servicer to reimburse us for our losses. We may consider additional facts and circumstances when determining whether to require a mortgage seller or servicer to reimburse us for our losses instead of repurchasing the related loan or foreclosed property. On an economic basis, we are made whole for our losses regardless of whether the mortgage seller or servicer repurchases the loan or reimburses us for our losses. We consider the anticipated benefits from these types of recoveries when we establish our allowance for loan losses. We refer to our demands that mortgage sellers and servicers meet these obligations collectively as “repurchase requests.” In addition, we charge our primary mortgage servicers a compensatory fee for servicing delays within their control when they fail to comply with established loss mitigation and foreclosure timelines in our Servicing Guide. Compensatory fees are intended to compensate us for damages attributed to such servicing delays and to emphasize the importance of the mortgage servicer’s performance.
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller or servicer, or a number of mortgage sellers or servicers, to fulfill repurchase obligations to us could result in a significant increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have an adverse effect on our results of operations or financial condition. As of December 31, 2013 and 2012, in estimating our allowance for loan losses, we assumed no benefit from repurchase demands due to us from mortgage sellers or servicers that, in our view, lacked the financial capacity to honor their contractual obligations.
As of December 31, 2013, we have completed loan reviews for potential underwriting defects on loans we acquired through our standard whole loan and MBS acquisitions between 2005 and 2008. We will continue to enforce certain lifetime representations and warranties such as mortgage insurance rescissions, title, fraud and legal compliance. Throughout the year, we entered into a number of resolution agreements with some of our largest mortgage sellers and servicers resolving outstanding repurchase requests and other matters, including agreements with Bank of America, N.A., CitiMortgage, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. As a result of the agreements, we have collected and/or settled on significant amounts related primarily to loans in our legacy book that did not meet our underwriting standards or where the mortgage seller or servicer violated our representations and warranties. As a result of these efforts, the unpaid principal balance of our outstanding repurchase requests declined substantially to $1.5 billion as of December 31, 2013, compared with $16.0 billion as of December 31, 2012. These efforts also satisfied FHFA’s 2013 conservatorship scorecard objective for us to complete our demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity.
Table 55 displays repurchase request activity, measured by unpaid principal balance, during 2013 and 2012. The dollar amounts of our outstanding repurchase requests provided below are based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loan. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed.

Table 55: Repurchase Request Activity

	For the Year Ended December 31,
	2013		2012
	(Dollars in millions)
Beginning outstanding repurchase requests	$16,013		$10,400
Issuances	18,478		23,764
Collections	(17,930)	(1)	(8,657)
Other resolutions(2)	(14,301)	(1)	(8,425)
Total successfully resolved	(32,231)		(17,082)
Cancellations	(761)		(1,069)
Ending outstanding repurchase requests	$1,499		$16,013
__________

(1)
Includes the impact of our January 6, 2013 resolution agreement with Bank of America, which addressed $11.3 billion of the total outstanding repurchase request balance as of December 31, 2012. Includes the impact of our June 28, 2013 resolution agreement with CitiMortgage, which addressed $739 million of the total outstanding repurchase request balance that was outstanding before the resolution agreement. Includes the impact of our December 23, 2013 resolution agreement with Wells Fargo, which addressed $1.6 billion of the total outstanding repurchase request balance that was outstanding before the resolution agreement.

(2)
Primarily includes repurchase requests that were successfully resolved through negotiated settlements and the lender taking corrective action with or without a pricing adjustment. Also includes resolutions that were included in bulk indemnification and/or repurchase agreements with a mortgage seller or servicer.

The increase in “Total successfully resolved” activity during 2013 compared with 2012 was primarily due to the execution of resolution agreements with some of our largest counterparties, including Bank of America, N.A., CitiMortgage, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. This reflects our continued effort in pursuing reimbursement for loss and other remedies on breaches of selling representations and warranties on delivered loans.
As of December 31, 2013, less than 0.25% of the loans in our new single-family book of business that were acquired between 2009 and 2012, had been subject to a repurchase request, compared with approximately 3.7% of the single-family loans acquired between 2005 and 2008.
We continue to actively pursue our contractual rights associated with outstanding repurchase requests. Failure by a mortgage seller or servicer to repurchase a loan or to otherwise make us whole for our losses may result in the imposition of certain sanctions including, but not limited to:

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
As described in “Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management,” we implemented a new representation and warranty framework on January 1, 2013. With the implementation of these changes, we will review a larger sample of loans near the time of acquisition for compliance with our underwriting and eligibility requirements. As a result, a greater proportion of our repurchase requests in the future may be issued on performing loans, as compared with our currently outstanding repurchase requests, the substantial majority of which relate to loans that are either nonaccrual or have been foreclosed upon.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 56 displays our risk in force for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties as of December 31, 2013 and 2012. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of December 31, 2013 and 2012. Both our risk in force and our insurance in force increased in 2013 primarily due to the increase in our acquisition of loans with LTV ratios greater than 80%, which generally are required to carry mortgage insurance, as well as our execution of a risk transfer transaction with National Mortgage Insurance Corporation pursuant to a FHFA 2013 conservatorship scorecard objective.
Table 56: Mortgage Insurance Coverage

	Risk in Force(1)				Insurance in Force(2)
				As of				As of
	As of December 31, 2013			December 31,	As of December 31, 2013			December 31,
	Primary	Pool	Total	2012	Primary	Pool	Total	2012
	(Dollars in millions)
Counterparty:(3)
Radian Guaranty, Inc.	$22,308	$127	$22,435	$18,126	$89,000	$644	$89,644	$73,746
United Guaranty Residential Insurance Co.	22,049	47	22,096	17,182	86,717	219	86,936	69,185
Mortgage Guaranty Insurance Corp.	20,709	291	21,000	20,089	80,887	1,936	82,823	82,346
Genworth Mortgage Insurance Corp.	14,574	28	14,602	13,626	58,367	108	58,475	54,764
PMI Mortgage Insurance Co.(4)	7,061	62	7,123	8,901	28,382	652	29,034	36,743
Republic Mortgage Insurance Co.(4)	5,571	230	5,801	7,142	21,923	2,047	23,970	30,402
Essent Guaranty, Inc.	4,394	—	4,394	1,724	17,748	—	17,748	7,148
Arch Mortgage Insurance Co.(5)	2,868	—	2,868	2,340	11,825	—	11,825	9,823
Triad Guaranty Insurance Corp.(4)	1,687	221	1,908	2,368	6,263	1,260	7,523	9,895
National Mortgage Insurance Corp.	16	93	109	—	72	5,070	5,142	—
Others	180	—	180	197	1,032	—	1,032	1,118
Total	$101,417	$1,099	$102,516	$91,695	$402,216	$11,936	$414,152	$375,170
Total as a percentage of single-family guaranty book of business			4%	3%			14%	13%
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

(5)
In January 2014, we approved the acquisition of CMG Mortgage Insurance Company (“CMG”) and its affiliates by Arch U.S. MI Holdings, Inc. CMG has since changed its name to Arch Mortgage Insurance Company in Wisconsin, its state of domicile.

The continued high level of mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and condition of mortgage insurers. All of our mortgage insurer counterparties that are rated by S&P, Fitch and/or Moody’s have a current insurer financial strength rating below the “AA-” level that we require under our qualified mortgage insurer approval requirements to be considered qualified as a “Type 1” mortgage insurer. Due to these low credit ratings, we primarily rely on our internal credit ratings when assessing our exposure to a counterparty.
Our risk assessments involve in-depth credit reviews of each mortgage insurer, a comprehensive analysis of the mortgage insurance sector, analyses of the insurer’s portfolio, discussions with the insurer’s management, the insurer’s plans to maintain capital within the insuring entity and our views on macroeconomic variables which impact a mortgage insurer’s estimated future paid losses, such as changes in home prices and changes in interest rates. From time to time, we may also discuss a counterparty’s situation with the rating agencies.
We evaluate each of our mortgage insurer counterparties individually to determine whether or under what conditions it will remain eligible to insure new mortgages sold to us. Based on our evaluation, we may impose additional terms and conditions of approval on a mortgage insurer, including: (1) limiting the volume and types of loans it may insure for us; (2) requiring it to obtain our consent prior to entering into risk sharing arrangements; (3) requiring it to meet certain financial conditions, such as maintaining a minimum level of policyholders’ surplus, a maximum risk-to-capital ratio, a maximum combined ratio, or a minimum amount of acceptable liquid assets; or (4) requiring that it secure a parental or other capital support agreement.

Pursuant to FHFA’s 2013 conservatorship scorecard and at FHFA’s direction, we worked with FHFA, Freddie Mac and the approved mortgage insurers to update the required terms of our mortgage insurance coverage for new acquisitions. In December 2013, we approved new master primary policies and related forms for use by each Fannie Mae-approved mortgage insurer when insuring loans that are intended for purchase or securitization by Fannie Mae. These policies provide the terms of coverage under which loans having LTV ratios greater than 80% are insured. Once these policies are approved by the state insurance regulators, we will require their use for loans closed and delivered to us after a date to be determined in 2014. Among other things, these new master policies provide specific timelines for mortgage insurers to review and pay claims, and also include terms for when mortgage insurers must sunset certain rescission rights.
Also pursuant to FHFA’s 2013 conservatorship scorecard and at FHFA’s direction, we worked with both FHFA and Freddie Mac to develop a draft of updated eligibility standards for approved private mortgage insurers including risk-based and minimum financial strength, business performance and operational requirements. These proposed eligibility requirements are currently under consideration by FHFA.
Although the financial condition of our primary mortgage insurer counterparties currently approved to write new business continued to improve during 2013, there is still risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, or if we have already made that determination but our estimate of the shortfall increases, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.
PMI, RMIC and Triad are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $14.8 billion, or 14%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2013.
PMI and RMIC have been paying only a portion of policyholder claims and deferring the remaining portion. Currently, PMI is paying 55% of claims under its mortgage insurance policies in cash and is deferring the remaining 45%, and RMIC is paying 60% of claims in cash and deferring the remaining 40%. It is uncertain when, or if, PMI or RMIC will be permitted to begin paying deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. Effective December 1, 2013, Triad increased its cash payments on policyholder claims from 60% to 75%, and paid sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 75%. It is uncertain whether Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. See “Risk Factors” for more information on losses we may incur under our mortgage insurance policies.
Some mortgage insurers explored corporate restructurings designed to provide relief from risk-to-capital limits in certain states through the use of subsidiaries. We approved several subsidiaries to write new business. By their terms, those subsidiaries’ approvals have expired as of December 31, 2013. The primary entities continue to retain Fannie Mae approval to write new business.
In January 2014, we approved the acquisition of CMG Mortgage Insurance Company (“CMG”) and its affiliates by Arch U.S. MI Holdings, Inc. CMG has since changed its name to Arch Mortgage Insurance Company in Wisconsin, its state of domicile.
The number of mortgage loans for which our mortgage insurer counterparties have rescinded coverage decreased but remained high in 2013. In those cases where the mortgage insurer has rescinded coverage, we require the mortgage seller and/or servicer to repurchase the loan or indemnify us against loss. The table below displays cumulative rescission rates as of December 31, 2013 by the period in which the claim was filed and also displays the percentage of claims resolved by the period in which the claims were filed. We do not present information for claims filed in the most recent two quarters to allow sufficient time for a substantial percentage of the claims filed to be resolved.

Table 57: Rescission Rates and Claims Resolution of Mortgage Insurance

	As of December 31, 2013
	Cumulative Rescission Rate(1)	Cumulative Claims Resolution Percentage(2)
Primary mortgage insurance claims filed in:
First six months of 2013	2%	57%
2012	4	77
2011	8	85
Pool mortgage insurance claim filed in:
First six months of 2013	6%	73%
2012	10	91
2011	10	97
__________

(1)
Represents claims filed during the period where coverage was rescinded as of December 31, 2013, divided by total claims filed during the same period. Denied claims are excluded from the rescinded population (numerator) but included in the population of total claims (denominator).

(2)
Represents claims filed during the period that were resolved as of December 31, 2013, divided by the total claims filed during the same period. Claims resolved primarily consist of settled claims, claims for which coverage has been rescinded by the mortgage insurer, and denied claims for which we have determined that the mortgage insurer’s objection cannot be addressed.

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
The following table displays the amount by which our estimated benefit from mortgage insurance as of December 31, 2013 and 2012 reduced our total loss reserves as of those dates.
Table 58: Estimated Mortgage Insurance Benefit

	As of December 31,
	2013	2012
	(Dollars in millions)
Contractual mortgage insurance benefit	$6,751	$9,993
Less: Collectibility adjustment(1)	431	708
Estimated benefit included in total loss reserves	$6,320	$9,285
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
During 2013, we experienced an improvement in the profile of our single-family book of business, which resulted in a decrease in the contractual benefit we expect to receive from mortgage insurers. The collectibility adjustment to the estimated mortgage insurance benefit for probable losses also decreased as of December 31, 2013 compared with December 31, 2012, primarily driven by lower projected claims that we will submit to our mortgage insurance counterparties due to lower expected defaults. We expect lower defaults primarily as a result of higher actual and forecasted home prices and better observed performance of high mark-to-market LTV loans. For loans that are collectively evaluated for impairment, we estimate the portion of our loss that we expect to recover from each of our mortgage insurance counterparties, the contractual mortgage insurance coverage, and an estimate of each counterparty’s resources available to pay claims to us. An analysis by our Counterparty Risk division determines whether, based on all the information available to us, any counterparty is considered probable to fail to meet their obligations in the next 30 months. This period is consistent with the amount of time over which claims related to losses incurred today are expected to be paid in the normal course of business. If this analysis finds a failure of a counterparty is probable, we then reserve for the shortfall between projected claims and estimated resources available to pay claims to us. For loans with delayed foreclosure timelines, where we expect the counterparty to meet its obligations beyond 30 months, we extend the time frame used to evaluate the mortgage insurer’s claims-paying ability to a long-term forecast and use that long-term expected claims-paying ability to determine the reserve amount, if any.
For loans that have been determined to be individually impaired and measured for impairment using a cash flow analysis, we calculate a net present value of the expected cash flows for each loan to determine the level of impairment, which is included in our allowance for loan losses. These expected cash flow projections include proceeds from mortgage insurance, that are based on the expected ability of the counterparties to pay the claims as incurred through time, including those counterparties that are operating under deferred payment obligation arrangements. For loans that have been determined to be individually impaired and are deemed probable of foreclosure, the reserve is determined using the process for loans that are collectively evaluated for impairment and we expect the claims to be paid in the normal course of business.
As described above, our methodologies for individually and collectively impaired loans differ as required by GAAP, but both consider the ability of our counterparties to pay their obligations in a manner that is consistent with each impairment methodology. As the loans individually assessed for impairment using a cash flow analysis considers the life of the loan, we use the expected claims-paying ability of counterparties through time to adjust the loss severity in our estimates of future cash flows. As the loans collectively assessed for impairment only look to the probable payments we would receive associated with our probable losses, we use the noted shortfall, or haircut, to adjust the loss severity. For counterparties under deferred payment obligation arrangements, the estimated mortgage insurance benefits are determined based on the long-term claims-paying ability of each counterparty.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $2.1 billion as of December 31, 2013 and $3.7 billion as of December 31, 2012 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $402 million as of December 31, 2013 and $1.1 billion as of December 31, 2012 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they were recorded net of a valuation allowance of $655 million as of December 31, 2013 and $551 million as of December 31, 2012 in “Other assets.” The valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds from private mortgage insurers (and, in cases where policies were rescinded or canceled or coverage was denied by the mortgage insurer, from mortgage sellers or servicers) for single-family loans of $5.7 billion in 2013, $5.1 billion in 2012 and $5.8 billion in 2011.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 59 displays the total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio as of December 31, 2013 and 2012.
Table 59: Unpaid Principal Balance of Financial Guarantees

	As of December 31,
	2013	2012
	(Dollars in millions)
Alt-A private-label securities	$511	$928
Subprime private-label securities	868	1,264
Mortgage revenue bonds	3,911	4,374
Other mortgage-related securities	264	292
Total	$5,554	$6,858
With the exception of Ambac Assurance Corporation (“Ambac”), which is operating under a deferred payment obligation and is making cash payments equal to 25% of the claim, none of our remaining non-governmental financial guarantor counterparties has failed to repay us for claims under guaranty contracts. However, based on the stressed financial condition of many of these counterparties, we are expecting full cash payment from only two of the non-governmental financial guarantors and we are uncertain of the level of payments we will ultimately receive from the remaining counterparties. Ambac provided coverage on $2.5 billion, or 46%, of our total non-governmental financial guarantees as of December 31, 2013. When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees from those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary impairments.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $22.5 billion as of December 31, 2013 and $27.3 billion as of December 31, 2012.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $10.7 billion as of December 31, 2013, compared with $11.9 billion as of December 31, 2012. As of December 31, 2013, 52% of our maximum potential loss recovery on single-family loans was from three lenders, compared with 55% as of December 31, 2012. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $39.4 billion as of December 31, 2013, compared with $36.4 billion as of December 31, 2012. As of December 31, 2013, 32% of our maximum potential loss recovery on multifamily loans was from three DUS lenders, compared with 35% as of December 31, 2012.
Although market conditions have improved, unfavorable market conditions prior to 2012 adversely affected the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 55% as of December 31, 2013, compared with 51% as of December 31, 2012. The recourse obligations from lender counterparties rated below investment grade was 21% as of December 31, 2013, compared with 22% as of December 31, 2012. The remaining recourse obligations were from lender counterparties that were not rated by rating agencies, which was 24% as of December 31, 2013, compared with 27% as of December 31, 2012. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted above in “Mortgage Credit Risk Management—Multifamily Mortgage Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of December 31, 2013, approximately 37% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 40% as of December 31, 2012. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $34.6 billion in deposits for single-family payments were received and held by 284 institutions during the month of December 2013 and a total of $74.0 billion in deposits for single-family payments were received and held by 292 institutions during the month of December 2012. Of these total deposits, 94% as of December 31, 2013, compared with 93% as of December 31, 2012, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 86% of these deposits as of December 31, 2013, compared with 87% as of December 31, 2012.
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of December 2013, approximately $1.7 billion, or 5%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $7.2 billion, or 10%, during the month of December 2012. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.

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
As of December 31, 2013, our cash and other investments portfolio totaled $74.5 billion and included $16.3 billion of U.S. Treasury securities. As of December 31, 2012, our cash and other investments portfolio totaled $71.6 billion and included $19.1 billion of U.S. Treasury securities. As of December 31, 2013, we held a $1.0 billion short-term unsecured deposit with a financial institution that had a short-term credit rating of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities. We held no unsecured positions other than U.S. Treasury securities with financial institutions as of December 31, 2012. The remaining amounts in our cash and other investment portfolio other than U.S. Treasury securities were primarily composed of securities purchased under agreements to resell or similar arrangements.
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
We manage our derivative counterparty credit exposure relating to our OTC derivative transactions through master netting arrangements. These arrangements allow us to net derivative assets and liabilities with the same counterparty. We also manage our derivative counterparty exposure relating to our OTC derivative transactions by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
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
We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists. For derivative instruments where the right of legal offset does not exist (such as our OTC-cleared derivative transactions), we calculate the replacement cost of the outstanding derivative contracts in a gain position at the instrument level.

The fair value of derivatives in a gain position is included in our consolidated balance sheets in “Other assets.” Table 60 below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position as of December 31, 2013 and 2012. For our OTC derivative transactions, the table displays our exposure by counterparty credit ratings and number of counterparties. Our counterparty credit exposure to our OTC-cleared derivative transactions is shown in the “Exchange-Traded/Cleared” column. Also displayed below are the notional amounts outstanding for all risk management derivatives for the periods indicated.
Table 60: Credit Loss Exposure of Risk Management Derivative Instruments

As of December 31, 2013
Credit Rating(1)
AA+/AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange- Traded/Cleared(3)	Other(4)	Total
(Dollars in millions)
Credit loss exposure(5)	$79	$1,008	$—	$1,087	$1,475	$28	$2,590
Less: Collateral held(6)	66	972	—	1,038	1,382	—	2,420
Exposure net of collateral	$13	$36	$—	$49	$93	$28	$170
Additional information:
Notional amount	—	$25,005	$338,905	$78,799	$442,709	$109,740	$281	$552,730
Number of counterparties(7)	4	10	2	16

As of December 31, 2012
Credit Rating(1)
AA+/AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange-Traded/Cleared (3)	Other(4)	Total
(Dollars in millions)
Credit loss exposure(5)	$—	$48	$—	$48	$171	$27	$246
Less: Collateral held(6)	—	48	—	48	163	—	211
Exposure net of collateral	$—	$—	$—	$—	$8	$27	$35
Additional information:
Notional amount	$22,703	$600,028	$40,350	$663,081	$38,426	$447	$701,954
Number of counterparties(7)	4	11	1	16
__________

(1)
We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P rating for any ratings based on Moody’s scale.

(2)
We had credit loss exposure to seven counterparties with a notional balance of $227.7 billion as of December 31, 2013 and one counterparty with a notional balance of $5.9 billion as of December 31, 2012.

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
OTC derivative transactions with our ten largest counterparties accounted for approximately 74% of our total outstanding notional amount of our total derivative transactions as of December 31, 2013, with each of these counterparties accounting for between approximately 3% and 14% of that total outstanding notional amount. OTC derivative transactions with our ten largest counterparties accounted for approximately 90% of our total outstanding notional amount of our total derivative transactions as of December 31, 2012, with each of these counterparties accounting for between approximately 6% and 14% of that total outstanding notional amount.
See “Note 9, Derivative Instruments” and “Note 17, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2013 and 2012.
Mortgage Originators, Investors and Dealers
We are routinely exposed to pre-settlement risk through the purchase or sale of closed mortgage loans and mortgage-related securities with mortgage originators, mortgage investors and mortgage dealers. The risk is the possibility that the counterparty will be unable or unwilling to either deliver mortgage assets or compensate us for the cost to cancel or replace the transaction. We manage this risk by determining position limits with these counterparties, based upon our assessment of their creditworthiness, and by monitoring and managing these exposures.
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
Other
We filed claims as a creditor in the bankruptcy case of Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for bankruptcy in September 2008. These claims include securities law claims related to Lehman Brothers private-label securities and notes and mortgage loan repurchase obligations. On January 23, 2014, we resolved our outstanding bankruptcy claims against Lehman Brothers for an allowed amount of $2.15 billion. The court approved the settlement on January 31, 2014. We expect to receive only a portion of this amount under the terms of the Lehman Plan of Reorganization. To date, claims similar to ours have received approximately 19% of the allowed amount, although we anticipate additional distributions in the future.
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
We have actively managed the interest rate risk of our “net portfolio,” which is defined below, through the following techniques: (1) asset selection and structuring (that is, by identifying or structuring mortgage assets with attractive prepayment and other risk characteristics); (2) issuing a broad range of both callable and non-callable debt instruments; and (3) using interest-rate derivatives. We have not actively managed or hedged our spread risk or basis risk, which would include the impact of changes in the spread between our mortgage assets and debt (referred to as mortgage-to-debt spreads) after we purchase mortgage assets, other than through asset monitoring and disposition. For mortgage assets in our portfolio that we intend to hold to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance attributable to changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. For more information on the impact that changes in spreads have on the value of the fair value of our net assets, see “Supplemental Non-GAAP Information—Fair Value Balance Sheets.” See “Risk Factors” for a discussion of the risks to our business posed by changes in interest rates or the loss of our ability to successfully manage interest risk.
We monitor current market conditions, including the interest rate environment, to assess the impact of these conditions on individual positions and our overall interest rate risk profile. In addition to qualitative factors, we use various quantitative risk metrics in determining the appropriate composition of our retained mortgage portfolio, our investments in non-mortgage securities and relative mix of debt and derivatives positions in order to remain within pre-defined risk tolerance levels that we consider acceptable. We regularly disclose two interest rate risk metrics that estimate our overall interest rate exposure: (1) fair value sensitivity to changes in interest rate levels and the slope of the yield curve and (2) duration gap.
The metrics used to measure our interest rate exposure are generated using internal models. Our internal models, consistent with standard practice for models used in our industry, require numerous assumptions. There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The reliability of our prepayment estimates and interest rate risk metrics depends on the availability and quality of historical data for each of the types of securities in our net portfolio. When market conditions change rapidly and dramatically, as they did during the financial market crisis of late 2008, the assumptions of our models may no longer accurately capture or reflect the changing conditions. On a continuous basis, management makes judgments about the appropriateness of the risk assessments indicated by the models. See “Risk Factors” for a discussion of the risks associated with our reliance on models to manage risk.
Sources of Interest Rate Risk Exposure
The primary source of our interest rate risk is the composition of our net portfolio. Our net portfolio consists of our retained mortgage portfolio assets, our investments in non-mortgage securities, our outstanding debt of Fannie Mae used to fund those assets and mortgage commitments and risk management derivatives. Risk management derivatives along with our debt instruments are used to manage interest rate risk.
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
Changes in interest rates, as well as other factors, influence mortgage prepayment rates and duration and also affect the value of our mortgage assets. When interest rates decrease, prepayment rates on fixed-rate mortgages generally accelerate because borrowers usually can pay off their existing mortgages and refinance at lower rates. Accelerated prepayment rates have the effect of shortening the duration and average life of the fixed-rate mortgage assets we hold in our net portfolio. In a declining interest rate environment, existing mortgage assets held in our net portfolio tend to increase in value or price because these mortgages are likely to have higher interest rates than new mortgages, which are being originated at the then-current lower interest rates. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets and results in a decrease in value.
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
Interest Rate Risk Management Strategy
Our goal for managing the interest rate risk of our net portfolio is to be neutral to movements in interest rates and volatility. This involves asset selection and structuring of our liabilities to match and offset the interest rate characteristics of our retained mortgage portfolio and our investments in non-mortgage securities. Our strategy consists of the following principal elements:

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
The derivatives we use for interest rate risk management purposes fall into these broad categories:

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

•
Foreign currency swaps.  These swaps convert debt that we issue in foreign denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

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
Decisions regarding the repositioning of our derivatives portfolio are based upon current assessments of our interest rate risk profile and economic conditions, including the composition of our retained mortgage portfolio, our investments in non-mortgage securities and relative mix of our debt and derivative positions, the interest rate environment and expected trends.
Measurement of Interest Rate Risk
Below we present two quantitative metrics that provide estimates of our interest rate exposure: (1) fair value sensitivity of our net portfolio to changes in interest rate levels and slope of yield curve; and (2) duration gap. The metrics presented are calculated using internal models that require standard assumptions regarding interest rates and future prepayments of principal over the remaining life of our securities. These assumptions are derived based on the characteristics of the underlying structure of the securities and historical prepayment rates experienced at specified interest rate levels, taking into account current market conditions, the current mortgage rates of our existing outstanding loans, loan age and other factors. On a continuous basis, management makes judgments about the appropriateness of the risk assessments and will make adjustments as necessary to properly assess our interest rate exposure and manage our interest rate risk. The methodologies used to calculate risk estimates are periodically changed on a prospective basis to reflect improvements in the underlying estimation process.
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
Duration Gap
Duration gap measures the price sensitivity of our assets and liabilities in our net portfolio to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap analysis reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios to those of our liabilities. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities. We disclose duration gap on a monthly basis under the caption “Interest Rate Risk Disclosures” in our Monthly Summary, which is available on our website and announced in a press release.
While our goal is to reduce the price sensitivity of our net portfolio to movements in interest rates, various factors can contribute to a duration gap that is either positive or negative. For example, changes in the market environment can increase or decrease the price sensitivity of our mortgage assets relative to the price sensitivity of our liabilities because of prepayment uncertainty associated with our assets. In a declining interest rate environment, prepayment rates tend to accelerate, thereby shortening the duration and average life of the fixed rate mortgage assets we hold in our net portfolio. Conversely, when interest rates increase, prepayment rates generally slow, which extends the duration and average life of our mortgage assets. Our debt and derivative instrument positions are used to manage the interest rate sensitivity of our retained mortgage portfolio and our investments in non-mortgage securities. As a result, the degree to which the interest rate sensitivity of our retained mortgage portfolio and our investments in non-mortgage securities is offset will be dependent upon, among other factors, the mix of funding and other risk management derivative instruments we use at any given point in time.
The market value sensitivities of our net portfolio are a function of both the duration and the convexity of our net portfolio. Duration provides a measure of the price sensitivity of a financial instrument to changes in interest rates while convexity reflects the degree to which the duration of the assets and liabilities in our net portfolio changes in response to a given change in interest rates. We use convexity measures to provide us with information about how quickly and by how much our net portfolio’s duration may change in different interest rate environments. The market value sensitivity of our net portfolio will depend on a number of factors, including the interest rate environment, modeling assumptions and the composition of assets and liabilities in our net portfolio, which vary over time.
The sensitivity measures presented in Table 61, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Results of Interest Rate Sensitivity Measures
Table 61 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. In addition, Table 61 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended December 31, 2013 and 2012.
Table 61: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of December 31, (2)
	2013	2012
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.1	$0.8
-50 basis points	—	0.2
+50 basis points	(0.1)	0.1
+100 basis points	(0.5)	—
Rate slope shock:
-25 basis points (flattening)	—	—
+25 basis points (steepening)	—	—

	For the Three Months Ended December 31, 2013(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.2)	$—	$0.2
Minimum	(0.6)	—	0.1
Maximum	0.3	0.1	0.2
Standard deviation	0.2	—	—

	For the Three Months Ended December 31, 2012(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$0.1
Minimum	(0.8)	—	—
Maximum	0.4	—	0.2
Standard deviation	0.3	—	0.1
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.

The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. The average duration gap was (0.2) months for the last three months of 2013, which is consistent with the average duration gap for the last three months of 2012. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, convexity risk was the primary driver of the market value sensitivity of our net portfolio in those periods.

A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 62 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.
Table 62: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of December 31,
	2013	2012
	(Dollars in billions)
Before Derivatives	$(0.3)	$(0.5)
After Derivatives	(0.1)	0.1
Effect of Derivatives	0.1	0.6
__________

(1)	Measured on the last day of each period presented.
Other Interest Rate Risk Information
The interest rate risk measures discussed above exclude the impact of changes in the fair value of our guaranty assets and liabilities resulting from changes in interest rates. We exclude our guaranty business from these sensitivity measures based on our current assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments.
We provide additional interest rate sensitivities below in Table 63 including separate disclosure of the potential impact on the fair value of our trading assets and our other financial instruments for the periods indicated, from the same hypothetical changes in the level of interest rates as displayed above in Table 61. We assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes represent reasonably possible near-term changes in interest rates over the next twelve months.
Table 63: Interest Rate Sensitivity of Financial Instruments

	As of December 31, 2013
		Pre-Tax Effect on Estimated Fair Value
		Change in Interest Rates (in basis points)
	Estimated Fair Value	-100	-50	+50	+100
	(Dollars in billions)
Trading financial instruments	$30.8	$0.5	$0.2	$(0.2)	$(0.4)
Other financial instruments, net(1)	(117.3)	(3.6)	(1.2)	0.3	(0.2)

	As of December 31, 2012
		Pre-Tax Effect on Estimated Fair Value
		Change in Interest Rates (in basis points)
	Estimated Fair Value	-100	-50	+50	+100
	(Dollars in billions)
Trading financial instruments	$40.7	$0.7	$0.3	$(0.3)	$(0.7)
Other financial instruments, net(1)	(121.9)	(3.9)	(3.8)	(2.7)	(2.4)
__________

(1)	Includes all financial assets less all Trading securities less all financial liabilities reported in “Note 18, Fair Value—Fair Value of Financial Instruments.”
Liquidity Risk Management
See “Liquidity and Capital Management—Liquidity Management” for a discussion on how we manage liquidity risk.

Operational Risk Management
Operational risk is the risk resulting from a failure in our operational systems or infrastructure, or those of third parties, including as a result of cyber attacks that could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation. Our operations rely on the secure processing, storage and transmission of confidential or personal information that is subject to privacy laws, regulations or customer-imposed controls. Information security risks for large institutions like us have significantly increased in recent years and from time to time we have been, and likely will continue to be, the target of attempted cyber attacks and other information security breaches. We take measures to protect the security of our computer systems, software and networks. These risks are an unavoidable result of being in business, and managing these risks is a central part of our business activities. We continue to enhance our risk-conscious culture, in which all employees are expected to identify, discuss, manage and remediate potential and actual operational risk. To date, we have not experienced any material losses relating to cyber attacks or other information security breaches.
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
See “Risk Factors” for more information regarding our operational risk and “Risk Management” for more information regarding our governance of operational risk management.
Management of Business Resiliency
Our business resiliency program is designed to provide reasonable assurance for continuity of critical business operations in the event of disruptions caused by the loss of facilities, technology or personnel. We are currently building an out-of-region data center for disaster recovery in order to increase the geographic diversity of our business continuity plans. This data center is expected to be operational later in 2014. Despite the planning, testing and preparation of back up venues that we engage in, a catastrophic event may still result in a significant business disruption and financial losses. See “Risk Factors” for a discussion of the risks to our business relating to a catastrophic event that could disrupt our business.
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
“Alt-A mortgage loan” or “Alt-A loan” generally refers to a mortgage loan originated under a lender’s program offering reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans have a higher risk of default than non-Alt-A mortgage loans. We classify certain loans as Alt-A so that we can discuss our exposure to Alt-A loans in this Form 10-K and elsewhere. However, there is no universally accepted definition of Alt-A loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if and only if the lenders that delivered the mortgage loans to us classified the loans as Alt-A, based on documentation or other product features. We have loans with some features that are similar to Alt-A mortgage loans that we have not classified as Alt-A because they do not meet our classification criteria. We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management,” “Note 3, Mortgage Loans” and “Note 6, Financial Guarantees.” We have classified private-label mortgage-related securities held in our retained mortgage portfolio as Alt-A if the securities were labeled as such when issued. For more information on the Alt-A loans and securities in our mortgage credit book of business, see “Note 16, Concentrations of Credit Risk.”
“Business volume” or “new business acquisitions” refers to the sum in any given period of the unpaid principal balance of: (1) the mortgage loans and mortgage-related securities we purchase for our retained mortgage portfolio; (2) the mortgage loans we securitize into Fannie Mae MBS that are acquired by third parties; and (3) credit enhancements that we provide on our mortgage assets. It excludes mortgage loans we securitize from our portfolio and the purchase of Fannie Mae MBS for our retained mortgage portfolio.
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
“Duration” refers to the sensitivity of the value of a financial instrument to changes in interest rates. The duration of a financial instrument is the expected percentage change in its value in the event of a change in interest rates of 100 basis points.
“Guaranty book of business” refers to the sum of the unpaid principal balance of: (1) mortgage loans of Fannie Mae; (2) mortgage loans underlying Fannie Mae MBS; and (3) other credit enhancements that we provide on mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

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
“Mortgage assets,” when referring to our assets, refers to both mortgage loans and mortgage-related securities we hold in our retained mortgage portfolio. For purposes of the senior preferred stock purchase agreement, the definition of mortgage assets is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. We disclose the amount of our mortgage assets for purposes of the senior preferred stock purchase agreement on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our Web site and announced in a press release.
“Mortgage-backed securities” or “MBS” refers generally to securities that represent beneficial interests in pools of mortgage loans or other mortgage-related securities. These securities may be issued by Fannie Mae or by others.
“Mortgage credit book of business” refers to the sum of the unpaid principal balance of: (1) mortgage loans of Fannie Mae; (2) mortgage loans underlying Fannie Mae MBS; (3) non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio; and (4) other credit enhancements that we provide on mortgage assets.
“Multifamily mortgage loan” refers to a mortgage loan secured by a property containing five or more residential dwelling units.
“Notional amount” refers to the hypothetical dollar amount in an interest rate swap transaction on which exchanged payments are based. The notional amount in an interest rate swap transaction generally is not paid or received by either party to the transaction, or generally perceived as being at risk. The notional amount is typically significantly greater than the potential market or credit loss that could result from such transaction.
“Option-adjusted spread” refers to the incremental expected return between a security, loan or derivative contract and a benchmark yield curve (typically, U.S. Treasury securities, LIBOR and swaps or agency debt securities). The option-adjusted spread provides explicit consideration of the variability in the security’s cash flows across multiple interest rate scenarios resulting from any options embedded in the security, such as prepayment options. For example, the option-adjusted spread of a mortgage that can be prepaid by the homeowner without penalty is typically lower than a nominal yield spread to the same benchmark because the option-adjusted spread reflects the exercise of the prepayment option by the homeowner, which lowers the expected return of the mortgage investor. In other words, option-adjusted spread for mortgage loans is a risk-adjusted spread after consideration of the prepayment risk in mortgage loans. The market convention for mortgages is typically to quote their option-adjusted spread to swaps. The option-adjusted spread of our debt and derivative instruments are also frequently quoted to swaps. The option-adjusted spread of our net mortgage assets is therefore the combination of these two spreads to swaps and is the option-adjusted spread between our assets and our funding and hedging instruments.
“Outstanding Fannie Mae MBS” refers to the total unpaid principal balance of Fannie Mae MBS that is held by third-party investors and held in our retained mortgage portfolio.
“Pay-fixed swap” refers to an interest rate swap trade under which we pay a predetermined fixed rate of interest based upon a set notional amount and receive a variable interest payment based upon a stated index, with the index resetting at regular intervals over a specified period of time. These contracts generally increase in value as interest rates rise and decrease in value as interest rates fall.
“Private-label securities” or “PLS” refers to mortgage-related securities issued by entities other than agency issuers Fannie Mae, Freddie Mac or Ginnie Mae.
“Receive-fixed swap” refers to an interest rate swap trade under which we make a variable interest payment based upon a stated index, with the index resetting at regular intervals, and receive a predetermined fixed rate of interest based upon a set notional amount and over a specified period of time. These contracts generally increase in value as interest rates fall and decrease in value as interest rates rise.
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
“Structured Fannie Mae MBS” refers to Fannie Mae MBS that are resecuritizations of other Fannie Mae MBS.
“Subprime mortgage loan” generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans were typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. We classify certain loans as subprime so that we can discuss our exposure to subprime loans in this Form 10-K and elsewhere. However, there is no universally accepted definition of subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if and only if the loans were originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We have loans with some features that are similar to subprime mortgage loans that we have not classified as subprime because they do not meet our classification criteria. We do not rely solely on our classifications of loans as subprime to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management,” “Note 3, Mortgage Loans” and “Note 6, Financial Guarantees.” We have classified private-label mortgage-related securities held in our retained mortgage portfolio as subprime if the securities were labeled as such when issued. For more information on the subprime loans and securities in our mortgage credit book of business, see “Note 16, Concentrations of Credit Risk.”
“Swaption” refers to an option that gives the option buyer the right, but not the obligation, to enter into an interest rate swap on a future date with the option seller on terms specified on the date the parties agreed to the swaption.
“TCCA fees” refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, which we remit to Treasury on a quarterly basis.
“Total Loss Reserve” consists of allowance for loan losses, allowance for accrued interest receivable, allowance for preforeclosure property taxes and insurance receivables and reserve for guaranty losses. Our total loss reserve reflects our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2013, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2013 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2013 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2013 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria established in the original Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Management’s assessment of our internal control over financial reporting as of December 31, 2013 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013. This report is included below.
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
Management has determined that we continued to have the following material weakness as of December 31, 2013 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2013 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.

MITIGATING ACTIONS RELATING TO MATERIAL WEAKNESS
As described above under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weakness,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2013 Form 10-K, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the 2013 Form 10-K, and it was not aware of any material misstatements or omissions in the 2013 Form 10-K and had no objection to our filing the 2013 Form 10-K.

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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2013 have been prepared in conformity with GAAP.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since September 30, 2013 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated February 21, 2014, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.
/s/ Deloitte & Touche LLP
Washington, DC
February 21, 2014

Item 9B.  Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS
Our current directors are listed below. They have provided the following information about their principal occupation, business experience and other matters. Upon FHFA’s appointment as our conservator on September 6, 2008, FHFA succeeded to all rights, titles, powers and privileges of any director of Fannie Mae with respect to Fannie Mae and its assets. More information about FHFA’s appointment as our conservator and its subsequent reconstitution of our Board and direction regarding the Board’s function and authorities can be found below in “Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”
As discussed in more detail below under “Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors,” FHFA, as conservator, appointed an initial group of directors to our Board following our entry into conservatorship, delegated to the Board the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. The Nominating & Corporate Governance Committee evaluates the qualifications of individual directors on an annual basis. In its assessment of current directors and evaluation of potential candidates for director, the Nominating & Corporate Governance Committee considers, among other things, whether the Board as a whole possesses meaningful experience, qualifications and skills in the following subject areas: business; finance; capital markets; accounting; risk management; public policy; mortgage lending, real estate, low-income housing and/or homebuilding; technology; and the regulation of financial institutions. See “Corporate Governance—Composition of Board of Directors” below for further information on the factors the Nominating & Corporate Governance Committee considers in evaluating and selecting board members.
Amy E. Alving, 51, served as Chief Technology Officer and Senior Vice President at Science Applications International Corporation (“SAIC”), an engineering and technology applications company, from December 2007 to September 2013. Dr. Alving’s prior positions include director of the Special Projects Office at the Defense Advanced Research Projects Agency, White House Fellow, and tenured faculty member at the University of Minnesota. Dr. Alving is currently a member of the Board of Directors of Pall Corporation, where she serves as a member of the Nominating/Governance Committee. In addition, she is a member of the Defense Science Board. Dr. Alving has been a Fannie Mae director since October 2013.
The Nominating & Corporate Governance Committee concluded that Dr. Alving should serve as a director due to her extensive experience in business, risk management, public policy matters and technology, which she gained in the positions described above.
William Thomas Forrester, 65, served as Chief Financial Officer of The Progressive Corporation from 1999 until his retirement in March 2007, and he served in a variety of senior financial and operating positions with Progressive prior to that time. Prior to joining The Progressive Corporation in 1984, Mr. Forrester was with Price Waterhouse LLP, a major public accounting firm, from 1976 to 1984. Mr. Forrester was previously a member of the Board of Directors of Alterra Capital Holdings Limited, from May 2010 to May 2013, where he served on the Audit and Risk Management Committee and the Underwriting Committee. He previously was also a member of the Board of Directors of The Navigators Group, Inc. from December 2006 to May 2012, where he served as Chairman of the Audit Committee and also as a member of the Finance and Compensation Committees. Mr. Forrester has been a Fannie Mae director since December 2008. Mr. Forrester serves as Chair of the Audit Committee and is also a member of the Nominating & Corporate Governance Committee, the Strategic Initiatives Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Forrester should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.
Brenda J. Gaines, 64, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the

Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. Ms. Gaines also has over 12 years of experience with the Department of Housing and Urban Development, including serving as Deputy Regional Administrator from 1980 to 1981. Ms. Gaines is currently a member of the Board of Directors of AGL Resources Inc., where she serves as a member of both the Audit Committee and the Nominating, Governance and Corporate Responsibility Committee, and Tenet Healthcare Corporation, where she serves as a member of both the Compensation Committee and the Quality, Compliance & Ethics Committee. She previously was a member of the Board of Directors of NICOR, Inc. from April 2006 to December 2011, where she served on the Corporate Governance Committee, and Office Depot, Inc. from February 2002 to August 2013, where she served as a member of both the Audit Committee and the Corporate Governance and Nominating Committee. Ms. Gaines initially became a Fannie Mae director in September 2006, before we were put into conservatorship, and FHFA appointed Ms. Gaines to Fannie Mae’s Board in December 2008. Ms. Gaines serves as Chair of the Compensation Committee and is also a member of the Audit Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Ms. Gaines should continue to serve as a director due to her extensive experience in business, finance, accounting, risk management, public policy matters, mortgage lending, low-income housing and the regulation of financial institutions, which she gained in the positions described above.
Charlynn Goins, 71, served as Chairperson of the Board of Directors of New York City Health and Hospitals Corporation from June 2004 to October 2008. She also served on the Board of Trustees of The Mainstay Funds, New York Life Insurance Company’s retail family of funds, from June 2001 through July 2006 and on the Board of Directors of The Community’s Bank from February 2001 through June 2004. Ms. Goins also was a Senior Vice President of Prudential Financial, Inc. (formerly, Prudential Securities, Inc.) from 1990 to 1997. Ms. Goins serves as the Chairperson of the New York Community Trust. She also previously served as a director of AXA Financial Inc. from September 2006 to December 2012, where she served as a member of the Organization and Compensation Committee. Ms. Goins is an attorney. Ms. Goins has been a Fannie Mae director since December 2008. Ms. Goins serves as Chair of the Nominating & Corporate Governance Committee and is also a member of the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Ms. Goins should continue to serve as a director due to her extensive experience in business, finance, public policy matters and the regulation of financial institutions, which she gained in the positions described above.
Frederick B. “Bart” Harvey III, 64, retired in March 2008 from his role as chairman of the Board of Trustees of Enterprise Community Partners and Enterprise Community Investment, providers of development capital and technical expertise to create affordable housing and rebuild communities. Enterprise is a national non-profit that raises funds from the private sector to finance homes primarily for low and very low income people. Enterprise has also pioneered “green” affordable housing with its EnterpriseGreen Communities initiative. Mr. Harvey was Enterprise’s chief executive officer from 1993 to 2007. He joined Enterprise in 1984, and a year later became vice chairman. Before joining Enterprise, Mr. Harvey served for 10 years in various domestic and international positions with Dean Witter Reynolds (now Morgan Stanley), leaving as Managing Director of Corporate Finance. Mr. Harvey was a member of the Board of Directors of the Federal Home Loan Bank of Atlanta from 1996 to 1999, a director of the National Housing Trust from 1990 to 2008, and also served as an executive committee member of the National Housing Conference from 1999 to 2008. Mr. Harvey initially became a Fannie Mae director in August 2008, before we were put into conservatorship, and FHFA appointed Mr. Harvey to Fannie Mae’s Board in December 2008. Mr. Harvey serves as a member of the Nominating & Corporate Governance Committee, the Risk Policy & Capital Committee and the Strategic Initiatives Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Harvey should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management, public policy matters, mortgage lending, low-income housing and homebuilding, which he gained in the positions described above.
Robert H. Herz, 60, serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He also serves as a senior advisor to and as a member of the Advisory Board of WebFilings LLC, a provider of financial reporting software. From July 2002 to September 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from January 2001 to June 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. He serves on the Accounting Standards Oversight Council of Canada, as a member of the Standing Advisory Group of the Public Company Accounting Oversight Board, as a member of the Advisory Council of the Sustainability Accounting Standards Board, on the Leadership Board of the Manchester Business School in England, on the Advisory Council of AccountAbility, as Trustee of the Kessler Foundation and as an executive in residence at the Columbia Business School. Mr. Herz is currently a member of the Board of Directors of Morgan Stanley, where he serves as Chair of the Audit Committee. Mr. Herz has been a Fannie Mae director since June 2011. Mr. Herz serves as a member of the Audit Committee, the Nominating & Corporate Governance Committee and the Strategic Initiatives Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Herz should continue to serve as a director due to his extensive experience in accounting, business, finance, capital markets, risk management and the regulation of financial institutions, which he gained in the positions described above.
Philip A. Laskawy, 72, retired from Ernst & Young in September 2001, after having held several positions during his employment there from 1961 to 2001, including serving as Chairman and Chief Executive Officer from 1994 until his retirement in September 2001. Mr. Laskawy currently serves on the Boards of Directors of Henry Schein, Inc., Lazard Ltd. and Loews Corporation. At Henry Schein, Inc., he serves as Lead Director, Chair of the Nominating and Governance Committee, a member of the Audit Committee and a member of the Strategic Advisory Committee. He is Chair of the Compensation Committee and a member of the Audit Committee at Lazard Ltd. At Loews Corporation, he is a member of the Audit Committee. Mr. Laskawy previously was a member of the Board of Directors of Discover Financial Services from June 2007 through September 2008 and General Motors Company from July 2009 to June 2013. Mr. Laskawy initially became a director and Chairman of Fannie Mae’s Board in September 2008. Mr. Laskawy is Chair of the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Laskawy should serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above. In March 2014, Mr. Laskawy will reach the mandatory retirement age for members of the Board of Directors.
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
Mr. Mayopoulos serves as a member of our Board of Directors pursuant to an FHFA order that specifies that our Chief Executive Officer will serve as a member of the Board. In addition, the Nominating and Corporate Governance Committee concluded that Mr. Mayopoulos should continue to serve as a director due to his extensive experience in business, finance, risk management, public policy, mortgage lending and the regulation of financial institutions, which he gained in the positions described above.
Diane C. Nordin, 55, served as a partner of Wellington Management Company, LLP, a private asset management company, from December 1995 to December 2011, and originally joined Wellington in 1991. She served in many global leadership roles at Wellington, most notably as head of Fixed Income, Vice Chair of the Compensation Committee and Audit Chair of the Wellington Management Trust Company. Ms. Nordin spent over three decades in the investment business, having previously been employed by Fidelity Investments and Putnam Investments. Ms. Nordin is a Chartered Financial Analyst. Following her retirement from the asset management industry, Ms. Nordin served as an Advanced Leadership Initiative Fellow at Harvard University from December 2011 to December 2012. Ms. Nordin currently serves as a Trustee of Wheaton College, where she is an Audit Committee member and Chair of the Investment Committee. She is also a Board member of the Vineyard Nursing Association of Martha’s Vineyard, a Director of the Appalachian Mountain Club and a Foundation Board Member of the Massachusetts College of Art and Design. Ms. Nordin has been a Fannie Mae director since November 2013.
The Nominating & Corporate Governance Committee concluded that Ms. Nordin should serve as a director due to her extensive experience in business, finance, capital markets, mortgage lending and regulation of financial institutions, which she gained in the positions described above.
Egbert L. J. Perry, 58, is the Chairman and Chief Executive Officer of The Integral Group LLC. Founded in 1993 by Mr. Perry, Integral is a real estate advisory, investment management and development company based in Atlanta. Mr. Perry has over 29 years of experience as a real estate professional, including work in urban development, developing and investing in mixed-income, mixed-use communities, affordable/work force housing and commercial real estate projects in markets across the country. Mr. Perry currently serves as Chair of the Advisory Board of the Penn Institute for Urban Research and as a trustee of the University of Pennsylvania. Mr. Perry served from 2002 through 2008 as a director of the Federal Reserve

Bank of Atlanta. Mr. Perry has been a Fannie Mae director since December 2008. Mr. Perry is a member of the Compensation Committee, the Risk Policy & Capital Committee, and the Strategic Initiatives Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Perry should continue to serve as a director due to his extensive experience in business, finance, accounting, risk management, mortgage lending, real estate, low-income housing and homebuilding, which he gained in the positions described above.
Jonathan Plutzik, 59, has served as Chairman of Betsy Ross Investors, LLC since August 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. since January 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from June 2002 to December 2005. Before that, he served from 1978 to June 2002 in various positions with Credit Suisse First Boston, retiring in June 2002 from his role as Vice Chairman. Mr. Plutzik has been a Fannie Mae director since November 2009. Mr. Plutzik is Chair of the Strategic Initiatives Committee and is a member of the Compensation Committee, the Executive Committee and the Risk Policy & Capital Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Plutzik should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management, mortgage lending, real estate and the regulation of financial institutions, which he gained in the positions described above.
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
In November 2008, FHFA, as conservator, reconstituted our Board of Directors and directed us regarding the function and authorities of the Board of Directors. FHFA delegated to our Board of Directors and management the authority to conduct our day-to-day operations, subject to the direction of the conservator. FHFA’s delegation of authority to the Board became effective in December 2008, when FHFA appointed nine Board members to serve in addition to the Board Chairman, who was appointed by FHFA in September 2008. Pursuant to FHFA’s delegation of authority to the Board, the Board is responsible for carrying out normal Board functions, but is required to ensure that management has obtained the review and approval of FHFA as conservator before taking action in the specified areas described below. The delegation of authority will remain in effect until modified or rescinded by the conservator. The conservatorship has no specified termination date. The directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors have no fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.

In connection with FHFA’s delegation of authority to the Board, in November 2008, FHFA instructed the Board to consult with and obtain FHFA’s approval before taking action in certain specified areas. In November 2012, FHFA revised and replaced these prior instructions to the Board. Pursuant to the 2012 instructions, FHFA increased the number of matters that require conservator approval before we may take action. FHFA’s 2012 instructions require the Board to oversee that management consult with and obtain the written approval of the conservator before taking action in the following areas:

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

•
matters that require the approval of or consultation with Treasury under the senior preferred stock purchase agreement. See “Note 14, Equity” for a list of matters that require the approval of Treasury under the senior preferred stock purchase agreement.

The 2012 instructions state that, in regards to the matters described above, the Board should review and approve these matters before they are submitted to the conservator for approval. FHFA’s instructions also require the company to notify FHFA of planned changes in business processes or operations, so that FHFA may participate in decision-making as FHFA determines appropriate. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”
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
Under the Charter Act, our Board shall at all times have as members at least one person from each of the homebuilding, mortgage lending and real estate industries, and at least one person from an organization that has represented consumer or community interests for not less than two years or one person who has demonstrated a career commitment to the provision of housing for low-income households. It is the policy of the Board that a substantial majority of Fannie Mae’s directors will be independent, in accordance with the standards adopted by the Board. In addition, our Corporate Governance guidelines provide that the Board, as a group, must be knowledgeable in business, finance, capital markets, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, technology and any other areas that may be relevant to the safe and sound operation of Fannie Mae. In addition to expertise in the areas noted above, our Corporate Governance Guidelines specify that the Nominating & Corporate Governance Committee will seek out Board members who possess the highest personal values, judgment, and integrity, and who have an understanding of the regulatory and policy environment in which Fannie Mae does business. The Committee also considers whether a prospective candidate for the Board has the ability to attend meetings and fully participate in the activities of the Board.
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
David C. Benson, 54, has been Executive Vice President and Chief Financial Officer since April 2013. Mr. Benson previously served as Executive Vice President-Capital Markets, Securitization & Corporate Strategy from September 2012 to April 2013 and as Executive Vice President—Capital Markets from April 2009 to September 2012. He also served as Treasurer from June 2010 to January 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from August 2008 to April 2009, as Fannie Mae’s Senior Vice President and Treasurer from March 2006 to August 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from June 2002 to February 2006. Prior to joining Fannie Mae in 2002, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.
Pascal Boillat, 47, has been Senior Vice President and Head of Operations and Technology since August 2012 and began acting as Head of Operations and Technology in July 2012. Mr. Boillat previously served as Fannie Mae’s Senior Vice President and Chief Information Officer from October 2009 to July 2012. Prior to joining Fannie Mae, Mr. Boillat was Managing Director of Operations Technology at Citigroup from September 2004 to October 2009.
Andrew J. Bon Salle, 48, has been Executive Vice President—Single-Family Underwriting, Pricing, and Capital Markets since April 2013. Mr. Bon Salle previously served as Fannie Mae’s Senior Vice President and Head of Underwriting and Pricing from May 2011 to April 2013, Senior Vice President—Capital Markets from March 2006 to May 2011, and as Fannie Mae’s Vice President—Portfolio Management from November 2000 to February 2006. Mr. Bon Salle held the positions of Director, Finance from December 1996 to November 2000 and of Manager, Early Funding Programs from March 1994 to December 1996. Mr. Bon Salle joined Fannie Mae in September 1992 as a senior capital markets analyst.
Terence W. Edwards, 58, has been Executive Vice President and Chief Operating Officer since September 2013. Mr. Edwards previously served as Fannie Mae’s Executive Vice President—Credit Portfolio Management from September 2009, when he joined Fannie Mae, to September 2013. Prior to joining Fannie Mae, Mr. Edwards served as the President and Chief Executive Officer of PHH Corporation, a leading outsource provider of mortgage and fleet management services, from January 2005 to June 2009. Mr. Edwards was also a member of the Board of Directors of PHH Corporation from January 2005 through June 2009. Prior to PHH Corporation’s spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) in January 2005, Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (now known as PHH Mortgage Corporation), a subsidiary of Cendant Corporation, beginning in February 1996. Mr. Edwards had previously served in other executive roles at PHH Corporation, which he joined in 1980.
Jeffery R. Hayward, 58, has been Senior Vice President and Head of Multifamily since January 2012. Mr. Hayward has served in various roles at Fannie Mae for over 25 years. He previously served as Fannie Mae’s Senior Vice President—National Servicing Organization from April 2010 to January 2012. He also served as Senior Vice President of Community Lending in Fannie Mae’s Multifamily division from May 2004 to April 2010. Prior to that time, Mr. Hayward served as both a Senior Vice President and a Vice President in Fannie Mae’s Single-Family division, including as Senior Vice President in the National Business Center from November 2001 to May 2004, as Vice President for Single-Family Business Strategy from November 1999 to November 2001, as Vice President for Asset Management Services from August 1998 to November 1999 and as Vice President for Quality Control and Operations from January 1996 to August 1998. Mr. Hayward also served as Vice President for Risk Management from June 1993 to January 1996. Before that, he served as Director, Loan Acquisition from October 1992 to June 1993, as Director, Marketing from December 1989 to September 1992, and as Senior Negotiator from July 1988 to December 1989. Mr. Hayward joined the company in April 1987 as a senior MBS representative.
Bradley E. Lerman, 57, has been Executive Vice President, General Counsel and Corporate Secretary since October 2012. Prior to joining Fannie Mae, Mr. Lerman was Senior Vice President and Head of Litigation at Pfizer, Inc. from January 2009 to September 2012. He was previously a partner at the law firm of Winston & Strawn LLP from August 1998 to January 2009.
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
Zachary Oppenheimer, 54, has been Senior Vice President and Head of Customer Engagement since May 2011. Mr. Oppenheimer previously served as Fannie Mae’s Senior Vice President and Chief Acquisition Officer from August 2009 to May 2011, and as Senior Vice President, Single-Family Mortgage Business from November 1998 through August 2009. Mr. Oppenheimer was Vice President of Marketing from April 1991 through November 1998. He held the positions of Director, Sales and Marketing from June 1988 to April 1991, of Director, MBS from May 1987 to June 1988, of MBS Manager from August 1985 to May 1987, and of Senior Sales Representative from October 1984 to August 1985. Mr. Oppenheimer joined Fannie Mae in August 1983 as an associate quality control representative.
Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office, whichever occurs first.
Section 16(a) Beneficial Ownership Reporting Compliance
Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2013 or with respect to 2013 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2013.
Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Named Executives for 2013
This Compensation Discussion and Analysis focuses on compensation decisions relating to our Chief Executive Officer, our Chief Financial Officer, our former Chief Financial Officer, and our next three most highly compensated executive officers during 2013. We refer to these individuals as our named executives. For 2013, our named executives were:

•	Timothy J. Mayopoulos, President and Chief Executive Officer;

•	David C. Benson, Executive Vice President and Chief Financial Officer;

•	Susan R. McFarland, former Executive Vice President and Chief Financial Officer;

•	Terence W. Edwards, Executive Vice President and Chief Operating Officer;

•	Bradley E. Lerman, Executive Vice President, General Counsel and Corporate Secretary; and

•	John R. Nichols, Executive Vice President and Chief Risk Officer.
This Compensation Discussion and Analysis describes our executive compensation program that was in effect for 2013. Specified changes to our executive compensation program effective for 2014 are described under “2014 Compensation Matters.”
Executive Summary
Due to our conservatorship status and other legal requirements discussed under “Chief Executive Officer Compensation and 2013 Executive Compensation Program—Impact of Conservatorship and Other Legal Requirements,” FHFA, our conservator and regulator, has significant oversight and approval rights over our executive compensation arrangements and determinations. In March 2012, FHFA announced and directed us to implement a newly designed compensation program for our named executives, which it developed in consultation with Treasury. We refer to our compensation arrangements for 2013 with our named executives other than our Chief Executive Officer as the “2013 executive compensation program.” Our 2013 compensation arrangements are based upon the structure of our compensation program that FHFA announced in March 2012, which included the following features:

•
Compensation for the Chief Executive Officer was sharply reduced from historical levels. Since January 1, 2013, our Chief Executive Officer’s total target direct compensation has consisted solely of a base salary of $600,000.

•
Named executives other than our Chief Executive Officer receive two principal elements of compensation: base salary and deferred salary. These elements are described under “Chief Executive Officer Compensation and 2013 Executive Compensation Program—Elements of 2013 Executive Compensation Program—Direct Compensation.” Base salary is paid on a bi-weekly basis, and deferred salary is paid on a quarterly basis after a one-year deferral. There are two components to deferred salary: a fixed portion that is subject to reduction if an executive leaves the company within one year following the end of the performance year, and an at-risk portion, one half of which is subject to reduction based on corporate performance and the other half of which is subject to reduction based on individual performance.

•	Named executives do not receive bonuses as a component of annual compensation.
While reducing pay levels to conserve taxpayer resources was an important objective of FHFA’s redesign of our executive compensation program in 2012, we and FHFA understand that this objective must be balanced against our need to attract and retain able and experienced executives to prudently manage our $3.1 trillion book of business and enable the company to be an effective steward of taxpayer resources. Under the leadership of our experienced executives, including our named executives, the company achieved net income of $84.0 billion and pre-tax income of $38.6 billion in 2013, the highest annual net income and annual pre-tax income in the company’s history. The company completed the vast majority of the corporate goals for 2013 set by the conservator, which determined in January 2014 that the portion of 2013 at-risk deferred salary subject to performance against these goals would be paid at 95% of target. These goals, referred to as the 2013 conservatorship scorecard, related to the following objectives:

•	Build a new infrastructure for the secondary mortgage market;

•	Contract the dominant presence of the enterprises in the marketplace while simplifying and shrinking certain operations; and

•	Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.
The company also substantially completed goals established by the Board of Directors, referred to as the 2013 Board of Directors goals. Based on its assessment of the company’s performance in January 2014, the Compensation Committee determined management should be credited with 100% performance of the goals in light of all management achieved in 2013, which encompassed the 2013 Board of Directors goals and other accomplishments. The Board of Directors goals were:

•	Achieve key financial targets, including acquiring and managing a profitable, high-quality book of new business from 2009 forward;

•	Serve the housing market by being a major source of liquidity, effectively managing our legacy book of business and assisting troubled borrowers;

•	Improve the company’s risk, control and compliance environment; and

•	Improve the company’s capabilities, infrastructure and efficiency.
See “Determination of 2013 Compensation” for more information on the company’s performance against the FHFA objectives and the Board of Directors goals.
Chief Executive Officer Compensation and 2013 Executive Compensation Program
Program Objectives
FHFA has advised us that the design of our executive compensation program was intended to fulfill, and to balance, three primary objectives:

•	maintain reduced pay levels to conserve taxpayer resources and eliminate bonuses;

•	attract and retain executive talent; and

•	reduce pay if the conservator’s goals are not achieved.
Reduced Pay Levels to Conserve Taxpayer Resources and Eliminate Bonuses
A primary objective of the structure of our executive compensation program when it was implemented in 2012 was to establish reduced pay levels given our conservatorship status and reliance on taxpayer support. A related objective was to eliminate bonuses. In addition, beginning in 2013, total target direct compensation for our Chief Executive Officer position was further reduced. Total 2013 direct compensation for Mr. Mayopoulos, our Chief Executive Officer, was $600,000 paid solely as base salary.

As a result of the reductions in 2012 and for our Chief Executive Officer in 2013, total target direct compensation for our named executives is significantly below the market median for comparable firms. See “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data.”
Attract and Retain Executive Talent
Another primary objective of the 2013 executive compensation program is to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our $3.1 trillion book of business and enable the company to be an effective steward of the government’s and taxpayers’ support.
We and FHFA recognize that the current levels of our executive compensation and other factors put pressure on our ability to attract and retain executive talent with the necessary skills and knowledge. We face competition from both within the financial services industry and from businesses outside of this industry for qualified executives. If we are unable to attract and retain qualified executives, it could threaten our ability to continue to provide liquidity and stability to the mortgage market, result in costly operational failures, and heighten safety and soundness risks. The Compensation Committee and the Board regularly consider and discuss with FHFA the level of our executives’ compensation and whether changes are needed to attract or retain executives. See “2014 Compensation Matters” for a discussion of changes we recently made to the 2014 compensation of one of our named executives. See “Risk Factors” for a discussion of the risks associated with executive and employee retention.
Reduce Pay if the Conservator’s Goals Are Not Achieved
In order to support FHFA’s goals for our conservatorship and encourage corporate and individual performance in furtherance of these goals, 30% of each named executive’s total target direct compensation (other than the Chief Executive Officer’s) consists of “at-risk” deferred salary. Half of at-risk deferred salary is subject to reduction based on corporate performance against the conservatorship scorecard, as determined by FHFA. The other half of at-risk deferred salary is subject to reduction based on individual performance. The company’s performance against the Board of Directors goals, as determined by the Board of Directors, was a factor in determining the amount of individual performance-based at-risk deferred salary each named executive received. FHFA reviewed these amounts, as well as the Board’s assessment of the company’s performance against the Board of Directors goals and assessments of each named executive’s performance.
Impact of Conservatorship and Other Legal Requirements
As discussed in “Business—Conservatorship and Treasury Agreements—Conservatorship,” we have been under the conservatorship of FHFA since September 2008. The conservatorship has had a significant impact on the compensation received by our named executives, as well as the process by which executive compensation was determined. Regulatory and other legal requirements affecting our executive compensation program and policies include the following:

•
Our directors serve on behalf of FHFA and exercise their authority subject to the direction of FHFA. More information about the role of our directors is described in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”

•
While we are in conservatorship, FHFA, as our conservator, has retained the authority to approve and to modify both the terms and amount of any executive compensation. FHFA has directed that management consult with and obtain FHFA’s written approval before entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of executives at the senior vice president level and above, and other executives as FHFA may deem necessary to successfully execute its role as conservator. FHFA has also directed that management consult with and obtain FHFA’s written approval before establishing or modifying performance management processes for executives at the senior vice president level and above and any executives designated as “officers” pursuant to Section 16 of the Exchange Act, and before assessing our performance against a conservator scorecard.

•
During the conservatorship, FHFA, as our conservator, has all powers of the shareholders. Accordingly, we have not held shareholders’ meetings since entering into conservatorship, nor have we held any shareholder advisory votes on executive compensation.

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

•
Pursuant to the STOCK Act and related regulations issued by FHFA, the named executives are prohibited from receiving bonuses during any period of conservatorship on or after the April 4, 2012 enactment of the law.

•
Our Charter Act provides that Fannie Mae has the power to pay compensation to our executives that the Board of Directors determines is reasonable and comparable with compensation for employment in other similar businesses, including other publicly held financial institutions or major financial services companies, involving similar duties and responsibilities. As described under “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” each current named executive’s total target direct compensation under the 2013 executive compensation program was more than 30% below the market median for comparable firms. The Charter Act also provides that a significant portion of our executive officers’ potential compensation must be based on the company’s performance. As described under “Elements of 2013 Executive Compensation Program—Direct Compensation,” except for our Chief Executive Officer, 15% of each named executive’s total target direct compensation consists of at-risk deferred salary that is subject to reduction based on corporate performance and 15% of each named executive’s total target direct compensation consists of at-risk deferred salary that is subject to reduction based on individual performance.

Elements of 2013 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2013 executive compensation program for our named executives other than our Chief Executive Officer, whose direct compensation for 2013 consisted solely of $600,000 in base salary. All elements of our named executives’ direct compensation are paid in cash. Under the senior preferred stock purchase agreement with Treasury, we are prohibited from paying new stock-based compensation without Treasury’s consent.

Compensation Element	Form	Primary Compensation Objectives	Key Features
Base Salary	Fixed cash payments, which are paid during the year on a bi-weekly basis.	Attract and retain named executives by providing a fixed level of current cash compensation.
Base salary reflects each named executive’s level of responsibility and experience, as well as individual performance over time.
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
There are two elements of deferred salary:
• a fixed portion that is subject to reduction if an executive leaves the company within one year following the end of the performance year; and
• an at-risk portion that is subject to reduction based on corporate and individual performance.
Fixed Deferred Salary
Retain named executives.
Earned but unpaid fixed deferred salary is subject to reduction if a named executive leaves the company within one year following the end of the performance year. The amount of earned but unpaid fixed deferred salary received by the named executive will be reduced by 2% for each full or partial month by which the executive’s separation date precedes January 31 of the second year following the performance year.

At-Risk Deferred Salary
Retain named executives and encourage them to achieve corporate and individual performance objectives.
Equal to 30% of each named executive’s total target direct compensation. Half of at-risk deferred salary is subject to reduction based on corporate performance as determined by FHFA. The remaining half of at-risk deferred salary is subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2013 Board of Directors goals.

There is no potential for at-risk deferred salary to be paid out at greater than 100% of target based on performance; at-risk deferred salary is only subject to reduction based on performance.

The 2013 conservatorship scorecard against which corporate performance was measured and the 2013 Board of Directors goals are described below under “Determination of 2013 Compensation.”

Employee Benefits
Our employee benefits are a fundamental part of our 2013 executive compensation program, and serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available to our named executives in the table below. We provide more detail on our retirement plans available to our named executives under “Compensation Tables—Pension Benefits” and “Compensation Tables—Nonqualified Deferred Compensation.”

Benefit	Form	Primary Objective
Health, Welfare and Other Benefits
In general, the named executives are eligible for the same benefits available to our employee population as a whole, including our medical insurance plans, life insurance program and matching charitable gifts program. The named executives are also eligible to participate in our voluntary supplemental long-term disability plan, which is available to many of our employees.
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
Non-qualified Deferred Compensation (“Supplemental Retirement Savings Plan”)
The Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The plan supplements our tax-qualified defined contribution plan by providing benefits to participants whose annual eligible earnings exceed the IRS limit on eligible compensation for 401(k) plans.

Mr. Benson was not eligible to participate in the plan until July 1, 2013, after benefits under our defined benefit plans were frozen, as discussed in “Compensation Tables—Pension Benefits”
Attract and retain named executives by providing additional retirement savings.
Defined Benefit Pension Plans • Qualified Pension Plan • Non-qualified Supplemental Pension Plan and 2003 Supplemental Pension Plan
A tax-qualified defined benefit pension plan that was generally available to employees before participation in the plan was frozen in 2007. Our non-tax-qualified supplemental plans provided supplemental retirement benefits in addition to those offered by the qualified retirement plan.

As discussed below in “Termination of Defined Benefit Pension Plans,” in 2013 these plans were amended to cease benefits accruals effective June 30, 2013, and, pursuant to a directive from FHFA, the plans were terminated effective December 31, 2013.

Mr. Benson is the only named executive who participates in these plans.
Retain named executives by providing a level of retirement income.
Relocation Benefits and Other Perquisites
From time to time, we offer relocation benefits to new executives in connection with their hiring. We did not provide these benefits to any of our named executives in 2013.

We believe that perquisites should be a minimal part of the compensation package for our named executives. The perquisites we provided to all of our named executives in 2013 did not exceed $1,000 in the aggregate. Total perquisites for any named executive cannot exceed $25,000 per year without FHFA approval, and we do not provide a gross-up for taxes due on any perquisite.
When offered, relocation benefits attract new named executives by reimbursing them for a specified amount of their costs associated with relocating to the Washington, D.C. area.
Sign-on Award
In addition to the direct compensation and employee benefits described in the tables above, from time to time, a new executive may be awarded a sign-on award to attract the executive to join Fannie Mae and/or to compensate him or her for compensation forfeited upon leaving a prior employer. Mr. Lerman was awarded a sign-on award when he joined the company in October 2012 to compensate him for equity grants and bonus amounts he forfeited upon leaving his prior employer. See footnote 3 to the “Summary Compensation Table for 2013, 2012 and 2011” for more information regarding Mr. Lerman’s sign-on award.
Termination of Defined Benefit Pension Plans
In October 2013, pursuant to a directive from FHFA, our Board of Directors approved the termination of our qualified pension plan, The Federal National Mortgage Association Retirement Plan for Employees Not Covered Under Civil Service Retirement Law, referred to as the “Retirement Plan,” as well as the Supplemental Pension Plan and the 2003 Supplemental Pension Plan, referred to collectively as the “Supplemental Plans,” effective December 31, 2013. FHFA directed the company to terminate the Retirement Plan and the Supplemental Plans to eliminate risk and help conserve Fannie Mae’s assets on behalf of taxpayers. These terminations followed amendments to the plans to cease (or “freeze”) benefit accruals for all employees under those plans effective June 30, 2013. See “Compensation Tables—Pension Benefits—Defined Benefit Pension Plans” for information on the payments Mr. Benson, the only named executive who participates in the plans, will receive under the plans.
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits, other than the separation agreement with Ms. McFarland, who was succeeded as the company’s Chief Financial Officer in April 2013 and who retired from the company in June 2013 after serving as a senior adviser. The terms of Ms. McFarland’s separation agreement are described in “Compensation Tables—Potential Payments Upon Termination or Change-in-Control—Separation Agreement with our Former Chief Financial Officer.” Under the 2013 executive compensation program, a named executive is entitled to receive a specified portion of his or her earned but unpaid deferred salary if his or her employment is terminated for any reason other than for cause. See “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated.

 Determination of 2013 Compensation
Summary of 2013 Compensation Actions
The table below displays the 2013 compensation targets compared to actual amounts for each of the named executives who remains with Fannie Mae. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included below under “Compensation Tables—Summary Compensation Table for 2013, 2012 and 2011.”

			2013 Corporate Performance-Based At-Risk Deferred Salary ($)		2013 Individual Performance-Based At-Risk Deferred Salary ($)		Total ($)
Named Executive	2013 Base Salary Rate ($)	2013 Fixed Deferred Salary ($)	Target	Actual	Target	Actual	Target	Actual
Timothy Mayopoulos(1)	600,000	—	—	—	—	—	600,000	600,000
President and Chief Executive Officer
David Benson(2)	574,795	1,436,462	430,615	409,085	430,615	409,085	2,872,487	2,829,427
Executive Vice President and Chief Financial Officer
Terence Edwards	500,000	1,264,000	378,000	359,100	378,000	378,000	2,520,000	2,501,100
Executive Vice President and Chief Operating Officer
Bradley Lerman	450,000	950,000	300,000	285,000	300,000	300,000	2,000,000	1,985,000
Executive Vice President—General Counsel and Corporate Secretary
John Nichols	450,000	950,000	300,000	285,000	300,000	285,000	2,000,000	1,970,000
Executive Vice President and Chief Risk Officer
__________

(1)
Mr. Mayopoulos became our Chief Executive Officer in June 2012. Effective January 1, 2013, his total direct compensation was reduced to $600,000, consisting only of base salary. See “Compensation Tables—Summary Compensation Table for 2013, 2012 and 2011” for information regarding deferred salary Mr. Mayopoulos earned in 2012, which was paid to him in 2013.

(2)
Effective April 3, 2013, in connection with his promotion to Chief Financial Officer, Mr. Benson’s annual base salary rate increased from $500,000 to $600,000, his fixed deferred salary increased from an annual rate of $1,264,000 to an annual rate of $1,500,000, and his at-risk deferred salary target increased from an annual target of $756,000 to an annual target of $900,000.

Assessment of Corporate Performance on 2013 Conservatorship Scorecard
Overview
In March 2013, FHFA announced the 2013 conservatorship scorecard, a set of corporate performance objectives and related targets for 2013. The elements of the 2013 conservatorship scorecard are shown below under “FHFA Assessment.” The 2013 conservatorship scorecard provides the implementation roadmap for FHFA’s strategic plan for Fannie Mae and Freddie Mac. See “Executive Summary—Helping to Build a Sustainable Housing Finance System” for a description of FHFA’s strategic goals for the enterprises. FHFA developed these objectives and related targets with input from management and the Board of Directors. Half of each named executive’s 2013 at-risk deferred salary, or 15% of their overall 2013 total target direct compensation, was subject to reduction based on FHFA’s assessment of the company’s performance against the 2013 conservatorship scorecard.
As part of the 2013 conservatorship scorecard, FHFA determined that, for all scorecard items, the company’s performance would be assessed based on the following criteria:

•	The quality, thoroughness, creativity, effectiveness, and timeliness of Fannie Mae’s work products.

•	Cooperation and collaboration with FHFA, Freddie Mac, and the industry.

•	The extent to which the outcomes of Fannie Mae’s activities support a competitive secondary mortgage market with lower barriers to entry and exit of participants.
FHFA Assessment
In early 2014, FHFA reviewed and assessed our performance against the 2013 conservatorship scorecard, with input from management and the Compensation Committee. FHFA determined that the company completed the vast majority of 2013 conservatorship scorecard objectives, scoring 100% on most of them, and that the portion of 2013 at-risk deferred salary based on corporate-performance would be paid at 95% of target. FHFA stated that Fannie Mae’s overall results on the 2013 scorecard were outstanding, noting in particular Fannie Mae’s thought leadership in accomplishing several of the goals.
The table below sets forth the 2013 conservatorship scorecard and a summary of FHFA’s assessment of the company’s achievement of the scorecard objectives and targets.

Objectives and Weighting	Summary of Performance
1. Build a New Infrastructure for the secondary mortgage market—30% weight
Common Securitization Platform (“CSP”) In conjunction with FHFA, continue the foundational development of the CSP:
• Establish initial ownership and governance structure for the CSP. Assign dedicated resources and establish independent location site for the CSP Team.	• The objective was achieved.
• Develop the design, scope and functional requirements for the CSP’s modules and develop the initial business operational process model.
• The company made progress towards establishing the initial ownership and governance structure for the CSP, although additional work remains in setting forth the scope and functional requirements of the various modules for the CSP.

• Develop multi-year plans, inclusive of CSP build, test and deployment phases, and the Enterprises’ related system and operational changes.	• The objective was substantially achieved. However, the company’s integration plan was not completed by December 31, 2013.
• Develop and begin testing the CSP.	• The objective was achieved.
• Support FHFA progress reports to the public on the design, scope and functional requirements. Update documents based on feedback received.	• The objective was achieved.
Contractual and Disclosure Framework (“CDF”) Continue the development of the CDF to meet the requirements for investors in mortgage securities and credit risk:
• Identify and develop standards in data (i.e., leveraging the work underway in the Uniform Mortgage Data Program), disclosure and Seller / Servicer contracts.	• The objective was achieved.
• Develop and execute work plans for alignment activities between the Enterprises with regard to the common standards and creation of legal/contractual documents to facilitate varied credit risk transfer transactions.
• The objective was achieved.
• Engage with the public in a variety of forums to seek feedback and incorporate revisions.	• The objective was achieved.
• Support FHFA progress reports to the public.	• The objective was achieved.
Uniform Mortgage Data Program (“UMDP”)
• Complete identification and development of data standards for Uniform Mortgage Servicing Data (“UMSD”), leveraging the MISMO process. Establish timeline to implement data collection and use of UMSD data in enhanced disclosures and risk management strategy.
• The objective was substantially achieved. However, the company did not publish a timeline for implementing the first phase of UMSD.
• Develop plan to standardize origination data (e.g., HUD-1 and Uniform Residential Loan Application) as well as timeline for implementation.	• The objective was achieved.

Objectives and Weighting	Summary of Performance
2. Contract the Enterprises’ dominant presence in the marketplace while simplifying and shrinking certain operations (by lines of business)—50% weight

Scoring Note: In assessing results for these performance measures under Strategic Goal 2, FHFA will consider changes in market and regulatory conditions, and the transactions should be:

• Economically sensible;
• Operationally well-controlled;
• Involve a meaningful transference of credit risk; and
• Be transparent to the marketplace

FHFA will assess the results against the above requirements, along with the utility of the transaction to furthering the long-term strategic goal of risk transfer, in judging whether to award credit for individual transactions in meeting the totals set forth for each measure.

• Single Family - Each Enterprise will demonstrate the viability of multiple types of risk transfer transactions involving single family mortgages with at least $30 billion of unpaid principal balances in 2013. (The threshold for credit is $10 billion. Transactions totaling less than the threshold receive no credit. Between $10 billion and $30 billion receive partial credit.)
• The objective was achieved.
• Multi-Family - Reduce the UPB amount of new multifamily business relative to 2012 by at least 10% by tightening underwriting, adjusting pricing and limiting product offerings, while not increasing the proportion of the Enterprises’ retained risk. (Reductions between 0% and 10% receive partial credit.)
• The objective was achieved.
• Retained Portfolio - Reduce the December 31, 2012 retained portfolio balance (exclusive of agency securities) by selling 5% of assets. (Sales between 0% and 5% receive partial credit.)	• The objective was achieved.
3. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages—20% weight
• Adapt quickly to statutory, regulatory, and market changes through appropriate modifications and/or enhancements to loss mitigation and refinance options.	• The objective was achieved.
• Enhance post-delivery quality control practices and transparency associated with new representation and warranty framework.	• The objective was achieved.
• Complete representation and warranty demands for pre-conservatorship loan activity.	• The objective was achieved.
• Develop counterparty risk management standards for mortgage insurers that include uniform master policies and eligibility requirements.	• The objective was achieved.
• Incorporate policies related to lender placed insurance (“LPI”) within the Servicing Alignment Initiative.	• The objective was substantially achieved. However, cost saving measures and some additional issues, many of which were outside of the company’s control, remain to be addressed.
Assessment by Board of Directors of Company Performance
In March 2013, the Board established the 2013 Board of Directors goals, which are presented in the table below. Performance against the 2013 Board of Directors goals was a factor the Board considered in determining the individual performance of the named executives for purposes of the individual performance-based component of the named executives’ 2013 at-risk deferred salary. The Board did not assign any relative weight to the goals and the Compensation Committee was permitted to, and did, consider other factors in addition to management’s achievement of the goals in assessing performance.
In late 2013 and early 2014, the Compensation Committee reviewed performance against the 2013 Board of Directors goals and related metrics and also considered management’s other achievements in 2013. As part of its consideration of management’s performance against the 2013 Board of Directors goals, the Compensation Committee reviewed management’s assessment of its performance against the goals, discussed with the Chief Executive Officer the performance of the company and of each named executive (other than the Chief Executive Officer) and engaged in dialogue with and received input from FHFA. The Compensation Committee also considered management’s performance against the 2013 conservatorship scorecard. Based on its review, the Compensation Committee determined that the individual component of the 2013 at-risk deferred salary should be funded at the 100% level. See “Assessment of 2013 Individual Performance” below for information regarding the Board’s review of the named executives’ individual performance for purposes of determining the individual performance-based component of their 2013 at-risk deferred salary. The Compensation Committee also received information regarding performance of the company’s internal audit and compliance and ethics divisions.
In arriving at its determination, the Compensation Committee considered the full scope of management’s 2013 performance. The Compensation Committee considered that management has overseen the company’s core business and operations at an exceptionally high level while at the same time addressing numerous unforeseen projects and challenges throughout the course of 2013 in addition to the objectives set forth in the 2013 conservatorship scorecard and the 2013 Board of Directors goals. The Compensation Committee noted that management made significant achievements in areas beyond the goals established by FHFA and the Board of Directors. Additional accomplishments that the Compensation Committee considered in support of its determination that the individual component of the 2013 at-risk deferred salary should be funded at the 100% level included, among others, the following:

•
achieving eight consecutive profitable quarters, including earning net income of $84.0 billion and pre-tax income of $38.6 billion in 2013, the highest annual net income and annual pre-tax income in the company’s history. While the company’s results benefited from home price appreciation and other external factors, the results also reflect the successful implementation of policies and initiatives by management over the past years to strengthen underwriting and improve the credit quality of the company’s guaranty book of business to promote sustainable homeownership and stability in the housing market, to reduce credit losses on the company’s legacy book and to improve the company’s guaranty fee pricing;

•	paying a total of $121.1 billion in dividends to Treasury on the senior preferred stock after the company’s anticipated March 2014 dividend payment;

•
acquiring in 2013 a new book of single-family business of $728.4 billion and a new book of multifamily business of $28.8 billion while continuing to execute on the company’s strategies to remediate issues with its legacy book of business, including helping borrowers refinance through HARP, offering loan modifications, pursuing foreclosure alternatives, and managing its inventory of REO properties in a manner that minimizes costs and maximizes sales proceeds; and

•	resolving outstanding legal issues, as the company entered into nearly $16 billion in resolution and settlement agreements in 2013 related to representation and warranty and PLS matters.
In January 2014, following its review of management’s and the company’s performance in 2013, and after taking into account input from the Chief Executive Officer and discussions among all independent members of the Board of Directors, the Compensation Committee provided FHFA with its assessment of management’s performance against the 2013 Board of Directors goals and its qualitative assessment of management’s performance against the 2013 conservatorship scorecard objectives. Even though, as indicated below, the company did not fully complete three of the objectives within the 2013 Board of Directors goals, the Compensation Committee determined that the individual component of 2013 at-risk deferred salary should nevertheless be funded at the 100% level. In making its assessment, the Compensation Committee determined that the company’s other accomplishments during 2013, the company’s continued strong financial performance under the leadership of the named executives and the fact that the milestones for the out of region data center were not completed due to factors outside of the company’s control counterbalanced the shortfalls against the 2013 Board of Director goals and warranted funding of the individual component of 2013 at-risk deferred salary at the 100% level.
The table below presents our 2013 Board of Directors goals and related metrics, and the assessment of achievement against these goals and metrics.

Goals and Related Metrics	Performance Against Goal/Metric
Goal 1: Achieve key financial targets, including acquiring and managing a profitable, high-quality book of new business from 2009 forward.	Achieved this goal.
Return on Capital: Acquire single-family and multifamily loans in 2013 that are expected to generate returns in excess of the cost of capital (excluding loans acquired pursuant to HARP and some additional Refi Plus loans in the case of single-family acquisitions).
Achieved this metric. See “Information Regarding Performance against Return on Capital” below this table for further information.
Manage within risk limits: Ensure businesses are managed within Board risk limits as approved and modified by the Board of Directors.	Achieved this metric. The business was managed within Board risk limits including timely remediation of instances where limits were exceeded and with Board approval for exceptions.

Goals and Related Metrics	Performance Against Goal/Metric
Expenses: Ensure core administrative expenses do not exceed 2013 Plan of $2.0 billion.
Achieved this metric, with core administrative expenses of $1.9 billion in 2013, $120 million below the 2013 Plan. (Core administrative expenses exclude $673 million in costs relating to the credit organization, Treasury’s Making Home Affordable (“MHA”) program and extraordinary litigation and severance expenses that are included in administrative expenses in our statement of operations for 2013.)

Goal 2: Serve the housing market by being a major source of liquidity, effectively managing our legacy book of business and assisting troubled borrowers.	Achieved this goal.
Seriously delinquent loans. Reduce the number of seriously delinquent single-family loans below 500,000.	Achieved this metric. Single-family seriously delinquent loans were 418,837 as of December 31, 2013, a net reduction of 157,754 seriously delinquent loans during 2013.
Assisting Troubled Borrowers/MHA Program: Meet our obligations as program administrator of Treasury’s MHA program.
Achieved this metric by meeting our program administrator obligations under our financial agency agreement with Treasury, which included deploying technology releases related to the MHA system of record, overseeing borrower outreach events in hard hit communities, administering incentive payments, supporting policy implementation and industry trainings, and overseeing program call centers.

Goal 3: Improve the company’s risk, control and compliance environment.	Substantially achieved this goal.
Resolve controls issues: Resolve all high priority internal audit issues and significant deficiencies in our internal control over financial reporting within agreed timeframes.	Partially achieved this goal by resolving a substantial majority of high priority internal audit issues and remediating all significant deficiencies due by year end.
Prevent new controls issues: Prevent the occurrence of any new material weaknesses in our internal control over financial reporting or any repeat internal audit findings.	Partially achieved this metric. No new material weaknesses were identified in 2013; however, three repeat internal audit findings were reported in 2013.
FHFA-identified risk and control matters
New matters: Submit remediation plans for all new risk and control matters identified by FHFA within FHFA-mandated timeframes.	Achieved this metric.
Implementation of remediation: Implement all remediation activity within timeframes established with FHFA or mutually acceptable extensions.	Achieved this metric.
Completing remediation: Complete all remediation in a sustained manner as determined by the company’s internal auditors.	Achieved this metric.
Reduce repeat internal audit reports of “needs improvement”: Reduce the number of internal audit reports that receive a “needs improvement” rating within consecutive review cycles.	Achieved this metric.
Foreclosure sales: Re-evaluate the bidding process for foreclosure sales.	Achieved this metric.
Natural disaster losses: Assess aggregation of potential loss related to natural disasters.	Achieved this metric.
Enterprise Risk Management (“ERM”) goals: Accomplish the 2013 ERM goals as approved by the Risk Policy and Capital Committee of the Board of Directors.	Achieved this metric.
Compliance: Complete all “action items” identified by the company’s compliance group, which will be resolved within agreed upon timeframes or mutually agreed extensions.	Achieved this metric.
Implement safety and soundness initiatives in accordance with a multi-year investment plan that was approved and subsequently modified by the Board of Directors
Loan Accounting: In connection with FHFA’s Advisory Bulletin Regarding Framework for Adversely Classifying Loans, complete specified 2013 milestones in preparation for implementing the first phase of the company’s loan accounting platform by the first quarter of 2014.
Achieved this metric.
Data Center: Complete specified 2013 milestones in preparation for establishing an out of region data center by the first quarter of 2014.
Partially achieved this metric. Vendor-related issues required a reassessment of this objective, following which management implemented a revised work plan and schedule for completion of the out of region data center.

Goals and Related Metrics	Performance Against Goal/Metric
Goal 4: Improve the company’s capabilities, infrastructure and efficiency	Achieved this goal.
Investment Plan: Achieve 2013 Investment Plan, as approved and modified by the Strategic Initiatives Committee of the Board of Directors, including maintenance projects as set forth in 2013 budget, as approved by the Board of Directors. In alignment with the 2013 Investment Plan, achieve progress against the infrastructure upgrades to improve safety and soundness, ease of maintenance and resiliency.
Achieved this metric.
Human Capital: Develop 2013 integrated plan for human capital (including talent, workforce planning, human capital continuity plan, compensation planning) that is aligned to key company priorities; deliver plan to Compensation Committee in July, and deliver all 2013 milestones by year-end.
Achieved this metric.
Information Regarding Performance against Return on Capital
Our “Return on Capital” goal discussed above was designed to help achieve the company’s goal of acquiring a profitable, high-quality book of new business. At the time this metric was established, management and the Board considered it likely, but not certain, that the metric would be met, based on our expectations for 2013 housing market and economic conditions.

•
For single-family acquisitions, we anticipated that we would be even more likely to meet this goal if FHFA approved and we implemented anticipated increases in our single-family guaranty fees during the year. By contrast, we anticipated that the likelihood of our meeting this goal would decrease if the single-family loans we acquired in 2013 had higher LTV ratios or lower FICO credit scores than we anticipated. Ultimately, FHFA did not approve the anticipated guaranty fee increases during 2013, and the loans we acquired had higher LTV ratios and lower FICO credit scores than anticipated due to the decline in refinancings. Despite these factors, we met the return on capital goal for single-family acquisitions.

•
For multifamily, we anticipated that the goal in the conservatorship scorecard of reducing new business by at least 10% would affect the prices we would charge and that any increases in our pricing would increase the likelihood that we would meet our return on capital goal. We anticipated that the prices we charged would be affected by fluctuations in interest rates and the level of competition we faced. An increase in either interest rates or the level of competition would reduce our returns. Ultimately, interest rates were higher than we initially anticipated, the level of competition we faced was similar to what we anticipated, and we increased our fees in some cases to meet the conservatorship scorecard goal. As expected, we met the return on capital goal for multifamily acquisitions.

Assessment of 2013 Individual Performance
Overview. Half of named executives’ 2013 at-risk deferred salary, or 15% of their overall 2013 total target direct compensation, was subject to reduction based on individual performance in 2013, as determined by the Board of Directors with FHFA’s review. The Board of Directors assessed the named executives’ performance with input from both the Compensation Committee and the Chief Executive Officer. In assessing the individual performance of the named executives, the Board of Directors took into account each executive’s contributions to the company’s achievement of the 2013 conservatorship goals and the 2013 Board of Directors goals. Based on these assessments, for each named executive other than the Chief Executive Officer the Board used its judgment and discretion to determine the amount of compensation it deemed appropriate. FHFA reviewed these determinations. The amount of individual performance-based at-risk deferred salary for 2013 for each named executive who remains with Fannie Mae is presented in the table above in “Summary of 2013 Compensation Actions.”
Timothy Mayopoulos, President and Chief Executive Officer. In evaluating Mr. Mayopoulos’ performance for 2013, the Board acknowledged Mr. Mayopoulos’ strong leadership and performance in 2013, steering the company to improve its financial performance and its book of business, provide access to affordable mortgage credit, help struggling homeowners and lay the foundation for a safer and more transparent and sustainable housing finance system. Under Mr. Mayopoulos’ leadership, the company met its 2013 goals in a complex and changing environment. The company was profitable, earning the highest annual pre-tax income in its history, and the company will soon have paid a total of $121.1 billion in dividends to Treasury on the senior preferred stock (after the company’s anticipated March 2014 dividend payment). In 2013, Fannie Mae continued to provide liquidity to the mortgage market while executing on strategies to remediate issues with its legacy book of business, including helping borrowers refinance through HARP, offering loan modifications, pursuing foreclosure alternatives, and managing its inventory of REO properties in a manner that minimizes costs and maximizes sales proceeds. Also under Mr. Mayopoulos’ leadership, the company entered into nearly $16 billion in resolution and settlement agreements in 2013 related to representation and warranty and PLS matters. Because Mr. Mayopoulos’ total target direct compensation consists solely of base salary, with no performance-based compensation, the Board of Directors’ assessment of his performance in 2013 did not affect his compensation.
David Benson, Executive Vice President and Chief Financial Officer. In recommending and determining Mr. Benson’s individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Benson’s many achievements and his expanded leadership role in 2013. Taking on the role of Chief Financial Officer, Mr. Benson made significant improvements to our finance function in 2013, addressing organizational, personnel and process issues, while continuing to provide strong intellectual contributions and strategic direction to the company as a whole. Mr. Benson supported the company’s achievement of the 2013 Board of Directors goals, including by managing the risk of the retained portfolio within risk limits established by the Board of Directors, ensuring core administrative expenses remained within plan and managing our efforts in connection with FHFA’s Advisory Bulletin Regarding Framework for Adversely Classifying Loans. Mr. Benson also provided leadership in the company’s interactions with FHFA and other government agencies and maintained relationships with our international debt and Fannie Mae MBS investors.
Susan McFarland, Former Executive Vice President and Chief Financial Officer. In recommending and determining Ms. McFarland’s individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Ms. McFarland’s achievements and her transition of leadership of the Finance organization in 2013 to Mr. Benson. The Board determined that the individual performance-based portion of Ms. McFarland’s 2013 at-risk deferred salary would equal her target of $216,000, which was prorated to reflect what she earned prior to her departure on June 30, 2013.
Terence Edwards, Executive Vice President and Chief Operating Officer. In recommending and determining Mr. Edwards’ individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Edwards’ many achievements in 2013 as well as his continued outstanding leadership of the credit portfolio management division and his assumption of responsibility, as Chief Operating Officer, for execution of our strategic initiatives. Mr. Edwards successfully led our efforts on a number of objectives in the 2013 conservatorship scorecard, including supporting the development of the CSP and making appropriate modifications to or enhancements of our loss mitigation efforts, completing our representation and warranty demands for pre-conservatorship loan activity. Under Mr. Edwards’ leadership, Fannie Mae resolved the substantial majority of outstanding single-family repurchase requests to mortgage seller and servicer counterparties in 2013. Mr. Edwards’ work also contributed to the company’s achievement of 2013 Board of Directors’ goals, including his work redesigning the short sales process and reducing our seriously delinquent single-family loan count by 157,754 loans to a new total of only 418,837 loans as of December 31, 2013.
Bradley Lerman, Executive Vice President, General Counsel and Corporate Secretary. In recommending and determining Mr. Lerman’s individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Lerman’s many achievements in 2013 and his leadership of the Legal and Government and Industry Relations divisions. Under Mr. Lerman’s leadership, the company successfully resolved significant litigation matters in 2013, including settling a consolidated class action lawsuit regarding securities law claims that was initially filed in 2004 and working with FHFA to settle lawsuits FHFA filed on our behalf and reaching other settlements relating to private-label mortgage-related securities sold to us. The Legal division under Mr. Lerman’s leadership also provided critical support in connection with the company’s achievement of a number of objectives in the 2013 conservatorship scorecard such as establishing the initial ownership and governance structure for the CSP, demonstrating the viability of single-family risk transfer transactions, addressing our repurchase demands for claims relating to representation and warranty issues and developing and implementing a streamlined modification initiative to enhance our loss mitigation efforts. The Compensation Committee and the Board of Directors also considered Mr. Lerman’s contributions to corporate leadership and culture.
John Nichols, Executive Vice President and Chief Risk Officer. In recommending and determining Mr. Nichols’ individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Nichols’ many achievements in 2013 and his leadership of the Enterprise Risk Management organization. Mr. Nichols was responsible for the company’s achieving the 2013 Enterprise Risk Management goals included in the 2013 Board of Directors goals. Mr. Nichols rechartered the company’s Model Oversight Committee, Capital Committee and Credit Expense Forecast and Allowance Committee in 2013, and he created the Enterprise Risk Committee to provide more active enterprise risk management ownership. He also established counterparty limits for all Fannie Mae counterparties, tightened market risk and liquidity limits governing the capital markets legacy portfolio, continued development of portfolio-level stress testing and board reporting and established a front-end quality control function as part of single-family risk management.

Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation Committee’s independent compensation consultant is Frederic W. Cook & Co., Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan. In 2013, Mercer (US) Inc. (“Mercer”) also provided consulting services to the Compensation Committee.
In 2013, McLagan advised management and the Compensation Committee on various compensation and human resources matters, including:

•	providing guidance and feedback on the company’s 2013 executive compensation program;

•	advising on market trends, competitive pay levels and various compensation proposals for new hires and promotions; and

•	providing market compensation data for senior management positions, including the named executives’ positions.
In 2013, FW Cook advised the Compensation Committee and the Board on various executive compensation matters, including:

•	assisting the Compensation Committee in its discussions with FHFA on the company’s 2013 executive compensation program and communicating with FHFA on the Compensation Committee’s behalf;

•	reviewing McLagan’s analysis of market compensation data for select senior management positions;

•	reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;

•	reviewing the company’s risk assessment of its 2013 compensation program;

•	assisting the Compensation Committee in its evaluation of the company’s performance against the 2013 conservatorship scorecard and communicating its views to FHFA;

•	assisting the Compensation Committee in its evaluation of the company’s performance against the 2013 Board of Directors goals;

•	informing the Compensation Committee of regulatory updates and market trends in compensation and benefits;

•	assisting with the preparation of executive compensation disclosure in this Annual Report on Form 10-K; and

•	advising the Compensation Committee on its review of Fannie Mae’s defined benefit pension plans.
In 2013, Mercer provided independent actuarial consulting services to the Compensation Committee, working in coordination with FW Cook, in connection with the freeze and subsequent termination of our defined benefit pension plans.
Compensation Consultant Independence Assessment
The Compensation Committee assessed the independence of FW Cook, McLagan and Mercer. Based on its assessments, the Compensation Committee determined that FW Cook and Mercer are independent from management. FW Cook’s and Mercer’s work for the Compensation Committee raises no material conflicts of interest.
Because McLagan was retained by and provides services to management, it is not an independent adviser.
Comparator Group and Role of Benchmark Data
Our Compensation Committee typically requests benchmark compensation data for our senior executives on an annual basis to assess the compensation of the company’s senior executives as compared to a group of similar firms. Finding comparable firms for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services firms. The only directly comparable firm to us is Freddie Mac. In 2012, FHFA requested that we and Freddie Mac consider using the same comparator group of companies for benchmarking executive compensation, in order to provide consistency in the market data used for compensation decisions. In response to this request, both we and Freddie Mac made adjustments to our respective comparator groups so that they would be consistent. Factors relevant to the selection of companies for our comparator group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, insurance company, finance lessor or government-sponsored enterprise) and their size (in terms of total revenues) relative to the size of Fannie Mae. In September 2012, the Compensation Committee revised our primary comparator group to consist of the following 17 companies:

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
The Compensation Committee follows a bifurcated approach to benchmarking senior executive positions. Under this approach, while the comparator group noted above is the primary group of companies used for benchmarking senior management pay levels, for certain senior management roles that are more comparable in function and/or scope to roles at firms outside this comparator group, the company benchmarks pay levels against a broader group of companies. The company believes this more comprehensive approach results in more relevant and better aligned market data.
The current named executives’ compensation was benchmarked as follows:

•	The compensation of our Chief Executive Officer (Mr. Mayopoulos) and Chief Financial Officer (Mr. Benson) was benchmarked against our primary comparator group identified above;

•
The compensation of our Executive Vice President and Chief Risk Officer (Mr. Nichols) and our Executive Vice President, General Counsel and Corporate Secretary (Mr. Lerman) was benchmarked against both the primary comparator group and a group of large banks consisting of Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co. and Wells Fargo & Company; and

•
The compensation of our Executive Vice President and Chief Operating Officer (Mr. Edwards) was benchmarked against the group of large banks previously described, multifamily specialty firms, Freddie Mac and Ally Financial Inc.

In November 2013, McLagan provided the Compensation Committee with updated benchmarking data for the current named executives and the Compensation Committee discussed this data at its November 2013 meeting. In each case, the data compared the named executives’ total target direct compensation for 2013 with the market median of 2012 direct compensation for comparable positions in the applicable comparator group of companies based on McLagan’s proprietary database and as disclosed in the comparator companies’ annual reports, proxy statements and SEC filings. Each current named executive’s total target direct compensation for 2013 was more than 30% below the market median for comparable firms and, in the case of our Chief Executive Officer, was more than 90% below the market median.
Compensation Recoupment Policy
Beginning with compensation for the 2009 performance year, our executive officers’ compensation (other than executive officers serving on an interim basis) is subject to the following forfeiture and repayment provisions, also known as “clawback” provisions:

•
Materially Inaccurate Information. If an executive officer has been granted deferred salary (defined in the compensation recoupment policy as both the awards made under the deferred pay program established in 2009 and deferred salary under our executive compensation program first established in 2012) or incentive payments (including long-term incentive awards) based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, he or she will forfeit or must repay amounts granted in excess of the amounts the Board of Directors determines would likely have been granted using accurate metrics.

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
The Compensation Committee plans to review the company’s compensation recoupment policy and revise it as necessary to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act once rules implementing the Act’s clawback requirements have been finalized by the SEC.
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
Tax Deductibility of our Compensation Expenses
Subject to certain exceptions, section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its Chief Executive Officer and certain other named executives, unless, among other things, the compensation is “performance-based,” as defined in section 162(m), and provided under a plan that has been approved by the shareholders. Compensation the company pays the named executives does not qualify as performance-based compensation under section 162(m). We have not adopted a policy requiring all compensation to be deductible under section 162(m). This approach allows us flexibility in light of the conservatorship.
2014 Compensation Matters
Beginning with deferred salary earned under the 2014 executive compensation program, the company will pay interest on deferred salary to comply with IRS rules that became applicable with the termination of the company’s defined benefit pension plans. This interest income accrues at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the deferred salary is earned. For 2014, the rate is 0.065%, which is one-half of 0.13%, the one-year Treasury Bill rate as of December 31, 2013.
The Board and the Compensation Committee determined in early 2014 that an increase in Mr. Lerman’s compensation arrangements was appropriate, because his 2013 total target compensation was significantly below market. Mr. Lerman’s target total direct annual compensation was increased to $2,200,000 and consists of three components: (1) annual base salary of $475,000; (2) annual fixed deferred salary of $1,065,000; and (3) target annual at-risk deferred salary of $660,000. The change in Mr. Lerman’s compensation was made effective as of January 1, 2014. FHFA has approved the terms of Mr. Lerman’s new compensation arrangements.

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

Compensation Committee:

Brenda J. Gaines, Chair Egbert L. J. Perry Jonathan Plutzik David H. Sidwell

COMPENSATION RISK ASSESSMENT
We conducted a risk assessment of our 2013 employee compensation policies and practices. In conducting this risk assessment, we reviewed, among other things, our performance goals, pay mix and compensation structure, variable compensation plans applicable to some employees who support our credit portfolio management division, our severance arrangements and compensation recoupment policy, oversight of aspects of our compensation by FHFA, the Compensation Committee and the Board of Directors, our performance appraisal management process, and changes to the Retirement Plan. We also assessed whether policies, procedures or other mitigating controls existed that would reduce the opportunity for excessive or inappropriate risk-taking within our compensation policies and practices.
Based on the results of our risk assessment, we concluded that our 2013 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Several factors contributed to our conclusion, including:

•	Payment of incentive compensation is based on the achievement of performance metrics that we have concluded do not encourage unnecessary or excessive risk-taking.

•	Our extensive performance appraisal process is designed to ensure achievement of goals without encouraging executives or employees to take excessive risks.

•
FHFA, the Board of Directors and the Compensation Committee have oversight of and approve determinations regarding performance of corporate, internal audit and compliance and ethics goals, incentive funding and individual incentive awards for senior management.

•	Deferred salary for our SEC executive officers is subject to the terms of the recoupment policy.

•	We have no pre-arranged severance arrangements for our executive officers that would guarantee additional compensation upon termination of employment.
Although we determined that our 2013 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company, we believe that we face an elevated risk of executive officer attrition due in part to the level of our senior executives’ compensation as compared to comparable firms. As described in “Compensation Discussion and Analysis—Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” total target direct compensation for 2013 for each of our current named executives was more than 30% below the market median for comparable firms and, in the case of our Chief Executive Officer, was more than 90% below the market median. Other factors that increase our risk of executive officer attrition include our conservatorship status and the uncertainty of our future. See “Risk Factors” for a discussion of the risks associated with executive and employee retention.

COMPENSATION TABLES

Summary Compensation Table for 2013, 2012 and 2011
The following table shows summary compensation information for 2013, 2012 and 2011 for the named executives. For more information on the compensation reflected in this table, see the footnotes following the table.

		Salary ($)			Non-Equity Incentive Plan Compensation ($)
Name and Principal Position	Year	Base Salary(1)	Fixed Deferred Salary (Service- Based)(2)	Bonus ($)(3)	At-Risk Deferred Salary (Performance- Based)(4)	Long-Term Incentive Awards(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Timothy Mayopoulos(8)	2013	599,615	—	—	—	—	—	87,969	687,584
President and Chief	2012	500,000	1,358,500	—	776,588	521,538	—	80,000	3,236,626
Executive Officer	2011	500,000	734,834	—	624,608	952,149	—	80,000	2,891,591
David Benson(8)	2013	574,231	1,436,462	—	818,170	—	332,926	66,825	3,228,614
Executive Vice President	2012	500,000	1,264,000	—	737,100	465,000	321,555	13,350	3,301,005
and Chief Financial	2011	500,000	684,834	—	582,108	820,553	299,704	15,500	2,902,699
Officer
Susan McFarland(9)	2013	300,000	438,960	—	421,200	—	—	72,000	1,232,160
Former Executive Vice	2012	600,000	1,416,000	800,000	734,400	181,150	—	100,013	3,831,563
President and Chief	2011	288,462	766,667	900,000	651,667	218,906	—	94,391	2,920,093
Financial Officer
Terence Edwards	2013	500,000	1,264,000	—	737,100	—	—	81,000	2,582,100
Executive Vice President	2012	500,000	1,264,000	—	737,100	465,000	—	80,000	3,046,100
and Chief Operating	2011	500,000	684,834	—	582,108	854,744	—	80,000	2,701,686
Officer
Bradley Lerman	2013	450,000	950,000	550,000	585,000	—	—	36,000	2,571,000
Executive Vice President,
General Counsel and
Corporate Secretary
John Nichols	2013	450,000	950,000	—	570,000	—	—	70,477	2,040,477
Executive Vice President	2012	430,962	861,538	—	540,000	187,069	—	66,862	2,086,431
and Chief Risk Officer
__________

(1)	Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis.

(2)
Amounts shown in this sub-column for 2013 consist of the fixed, service-based portion of deferred salary. As described in footnote 4 below, the remaining portion of 2013 deferred salary is included in the “Non-Equity Incentive Plan Compensation” column because it is performance-based. Deferred salary for 2013 generally will be paid in four equal installments in March, June, September and December 2014. Deferred salary for 2012 was paid to our named executives, including Mr. Mayopoulos, during 2013. More information about 2013 deferred salary is presented above in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2013 Executive Compensation Program—Elements of 2013 Executive Compensation Program—Direct Compensation.” As described in footnote 9 below, Ms. McFarland forfeited a portion of the 2012 fixed deferred salary reported in this sub-column as a result of her departure from the company prior to January 31, 2014.

(3)
Amounts shown in this column consist of installments of sign-on awards paid to the named executives in the years indicated. Under their terms, paid installments of sign-on awards are subject to repayment if the executive chooses to leave Fannie Mae within one year after payment. Ms. McFarland was granted a $1.7 million sign-on award in 2011, when she joined Fannie Mae. Her sign-on award was paid as follows: $900,000 in July 2011, $600,000 in the first quarter of 2012, and $200,000 in July 2012. Ms. McFarland resigned as Chief Financial Officer effective April 3, 2013, but remained employed by the company as a senior adviser until June 30, 2013. As described in “Potential Payments Upon Termination or Change-in-Control,” the requirement that Ms. McFarland repay the final $200,000 installment payment of her sign-on award was waived in connection with her execution of a release of claims. Mr. Lerman was granted a sign-on award in 2012 when he joined Fannie Mae, of which the final $550,000 installment was paid in 2013.

(4)
Amounts shown in this sub-column consist of the at-risk, performance-based portion of deferred salary earned during the year. Half of 2013 and 2012 at-risk deferred salary was subject to reduction based on corporate performance for the year and the remaining half was subject to reduction based on individual performance for the year. The table below provides more detail on the 2013 at-risk deferred salary awarded to each named executive who received it. Mr. Mayopoulos did not receive deferred salary for 2013.

Name	2013 Corporate Performance-Based At-Risk Deferred Salary ($)	2013 Individual Performance-Based At-Risk Deferred Salary ($)
David Benson	409,085	409,085
Susan McFarland	205,200	216,000
Terence Edwards	359,100	378,000
Bradley Lerman	285,000	300,000
John Nichols	285,000	285,000
Because Ms. McFarland left the company in June 2013, she was eligible to receive a maximum of $432,000 in 2013 at-risk deferred salary, which is the portion of her original $864,000 2013 at-risk deferred salary target that she earned prior to her departure from the company. See footnote 9 below for additional information.

(5)
Long-term incentive awards were eliminated as a component of Fannie Mae’s executive compensation program beginning in 2012. Amounts shown for 2012 in this sub-column consist of the second installment of the 2011 long-term incentive award, which was based on corporate and individual performance for both 2011 and 2012. The second installment of the 2011 long-term incentive award was determined in early 2013 and paid in February 2013. For Mr. Mayopoulos, Mr. Benson and Mr. Edwards, amounts shown for 2011 in this sub-column consist of both: (1) the first installment of the 2011 long-term incentive award, which was based on corporate and individual performance for 2011; and (2) the second installment of the 2010 long-term incentive award, which was based on corporate and individual performance for both 2010 and 2011. As described in footnote 9 below, Ms. McFarland joined the company in 2011 and therefore she did not receive a 2010 long-term incentive award. Accordingly, for Ms. McFarland, the amount shown for 2011 in this sub-column consists only of the first installment of her 2011 long-term incentive award, which was prorated based on her hire date. Both the first installment of the 2011 long-term incentive award and the second installment of the 2010 long-term incentive award were paid in February 2012.

(6)
None of our named executives received above-market or preferential earnings on nonqualified deferred compensation. The reported amounts represent the change in value of Mr. Benson’s pension benefits. Mr. Benson is entitled to receive benefits under the Retirement Plan as well as under the Supplemental Plans. Our other named executives joined the company after 2007 and were therefore not eligible to participate in Fannie Mae’s defined benefit pension plans.

Pursuant to a directive from FHFA, we terminated our defined benefit pension plans for employees as of December 31, 2013, and we plan to distribute all benefits remaining in the plans. Please see “Pension Benefits—Freeze of Benefits under and Termination of Defined Benefits Pension Plans” and “Pension Benefits for 2013” for more information about the benefits Mr. Benson will receive under our defined benefit pension plans.
Consistent with our assumptions used for financial reporting purposes, we calculated Mr. Benson’s change in pension as though he were to elect to receive 80% of his benefits under the Retirement Plan in the form of a lump sum payment, and 20% in the form of an annuity. Under the terms of the Retirement Plan, Mr. Benson will not be able to make such an election and will be required to elect to receive all of his benefits under the Retirement Plan either in a lump sum or in an annuity. See “Pension Benefits,” below for a discussion of how Mr. Benson’s benefits under the pension plans have been calculated. Of the $332,926 increase in pension value reported for Mr. Benson, $337,000 was attributable to the application of the plans’ benefit reduction factors for early retirement to the amounts Mr. Benson is expected to receive under the plans, $92,926 was attributable to amounts earned through his service from January 1, 2013 until June 30, 2013, when benefits under the plans ceased to accrue, $50,000 was attributable to interest cost and an offsetting reduction of $147,000 was attributable to changes in actuarial assumptions (primarily an increase in the discount rate used to determine Mr. Benson’s pension value).

(7)
The table below shows more information about the amounts reported for 2013 in the “All Other Compensation” column, which consist of (1) company contributions under our Retirement Savings Plan (401(k) Plan); (2) company credits to our Supplemental Retirement Savings Plan; and (3) matching charitable contributions under our matching charitable gifts program.

Name	Company Contributions to Retirement Savings (401(k)) Plan ($)	Company Credits to Supplemental Retirement Savings Plan ($)	Charitable Award Programs ($)
Timothy Mayopoulos	20,400	67,569	—
David Benson	21,675	42,900	2,250
Susan McFarland	20,400	51,600	—
Terence Edwards	20,400	59,600	1,000
Bradley Lerman	20,400	15,600	—
John Nichols	20,400	50,077	—

In accordance with SEC rules, amounts shown under “All Other Compensation” for 2013 do not include perquisites or personal benefits for a named executive that, in the aggregate, amount to less than $10,000.

See “Pension Benefits” for the vesting provisions for company contributions to the Retirement Savings Plan and “Nonqualified Deferred Compensation” for the vesting provisions for company credits to the Supplemental Retirement Savings Plan.

Amounts shown in the “Charitable Award Programs” column reflect gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Section 501(c)(3) charities were matched, up to an aggregate total of $2,500 for the 2013 calendar year.

(8)
Amounts shown as base salary for Mr. Mayopoulos and Mr. Benson are slightly less than their base salary rates shown above in “Compensation Discussion and Analysis—Determination of 2013 Compensation— Summary of 2013 Compensation Actions” of $600,000 and $574,795, respectively, because the amounts shown in the “Summary Compensation Table” immediately above reflect salary actually paid during 2013. Because of the timing of our payroll periods, payments in 2013 included payment for one day of 2012, at lower base salary rates, during 2013.

(9)
Ms. McFarland joined Fannie Mae as Chief Financial Officer in July 2011. She resigned as Chief Financial Officer effective April 3, 2013, but remained employed by the company as a senior adviser until June 30, 2013. Because of her departure from the company, Ms. McFarland forfeited a portion of her target 2013 deferred salary and some of the unpaid portion of her 2012 fixed deferred salary. For 2013, the amounts she forfeited are not included in this table, which shows only amounts she actually received or will receive. See footnote 3 to “Potential Payments Upon Termination as of December 31, 2013” for information on Ms. McFarland’s 2013 deferred salary payments. For 2012, the amounts she forfeited are included in this table, which shows the 2012 amounts we reported in our annual report on Form 10-K for the year ended December 31, 2012. Ms. McFarland forfeited $99,120 of her 2012 fixed deferred salary (which constitutes a reduction in the unpaid portion as of her departure date of 14%, or 2% for each month by which her departure date preceded January 31, 2014).

Ms. McFarland was granted a $1.7 million sign-on award in 2011, which was paid as follows: $900,000 in July 2011, $600,000 in the first quarter of 2012, and $200,000 in July 2012. Each of these payments was subject to repayment if Ms. McFarland chose to leave Fannie Mae within one year after the payment; however, as described in “Potential Payments Upon Termination or Change-in-Control” the requirement that Ms. McFarland repay the final $200,000 installment payment of her sign-on award was waived in connection with her execution of a release of claims.
Amounts shown for 2011 in the “Bonus” column for Ms. McFarland consist of the first installment of her sign-on award ($900,000) and amounts shown for 2012 in the “Bonus” column for Ms. McFarland consist of installment payments of the balance of her sign-on award.

Grants of Plan-Based Awards in 2013
The following table shows the at-risk grants of deferred salary made to the named executives during 2013. The terms of 2013 deferred salary are described in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2013 Executive Compensation Program—Elements of 2013 Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the at-risk, performance-based portion of the named executives’ 2013 deferred salary.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)
Name	Award Type	Threshold	Target	Maximum
Timothy Mayopoulos(2)	Not applicable	—	—	—
David Benson	At-risk deferred salary—Corporate	—	430,615	430,615
	At-risk deferred salary—Individual	—	430,615	430,615
	Total at-risk deferred salary	—	861,230	861,230
Susan McFarland	At-risk deferred salary—Corporate	—	432,000	432,000
	At-risk deferred salary—Individual	—	432,000	432,000
	Total at-risk deferred salary	—	864,000	864,000
Terence Edwards	At-risk deferred salary—Corporate	—	378,000	378,000
	At-risk deferred salary—Individual	—	378,000	378,000
	Total at-risk deferred salary	—	756,000	756,000
Bradley Lerman	At-risk deferred salary—Corporate	—	300,000	300,000
	At-risk deferred salary—Individual	—	300,000	300,000
	Total at-risk deferred salary	—	600,000	600,000
John Nichols	At-risk deferred salary—Corporate	—	300,000	300,000
	At-risk deferred salary—Individual	—	300,000	300,000
	Total at-risk deferred salary	—	600,000	600,000
__________

(1)
Amounts shown are the target amounts of the at-risk, performance-based portion of the named executives’ 2013 deferred salary. Half of 2013 at-risk deferred salary was subject to reduction based on corporate performance against the 2013 conservatorship scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2013, as determined by the Board of Directors with FHFA’s review. No amounts are shown in the “Threshold” column because deferred salary does not specify a threshold payout amount. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2013 deferred salary is only subject to reduction; amounts higher than the target amount cannot be awarded. The actual amounts of the at-risk portion of 2013 deferred salary that will be paid to the named executives for 2013 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2013, 2012 and 2011” and explained in footnote 4 to that table.

(2)	Mr. Mayopoulos was not granted at-risk deferred salary for 2013. Effective January 1, 2013, his total target direct compensation consists solely of a base salary of $600,000.
Outstanding Equity Awards at 2013 Fiscal Year-End
The following table shows the only outstanding stock option award held by the named executives as of December 31, 2013. As of December 31, 2013, the exercise price of the outstanding option referenced in the table below was substantially higher than the market price of our common stock. The closing market price of our common stock on December 31, 2013 was $3.01 per share. There were no remaining unvested restricted stock awards as of December 31, 2013.

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Timothy Mayopoulos	N/A
David Benson	1/23/2004(1)	12,223	78.32	1/23/2014
Susan McFarland	N/A
Terence Edwards	N/A
Bradley Lerman	N/A
John Nichols	N/A
__________

(1)	The option listed in this table vested in four equal annual installments beginning on the first anniversary of the date of grant.
Pension Benefits
Freeze of Benefits under and Termination of Defined Benefit Pension Plans. In October 2013, pursuant to a directive from FHFA, our Board of Directors approved the termination of the Retirement Plan and the Supplemental Plans, in each case effective December 31, 2013. These terminations follow the cessation (or “freeze”) of benefit accruals under the Retirement Plan and the Supplemental Plans in 2008 for all employees who did not then satisfy a rule of 45 (that is, the sum of their age plus years of service was 45 or greater) and on June 30, 2013 for all employees who continued to accrue benefits under the Retirement Plan and the Supplemental Plans after the initial freeze in 2008 (“grandfathered employees”). As the only named executive who was a grandfathered employee, Mr. Benson is the only named executive who was a participant in the Retirement Plan and the Supplemental Plans.
We plan to distribute all benefits remaining in the Retirement Plan following receipt of approval from the Internal Revenue Service. Except for retirees currently receiving payments under the Retirement Plan (or “in pay status”), participants in that plan will have the choice of receiving either a single lump sum payment or an annuity. For participants who elect to receive a lump sum payment, the amount they receive will represent the actuarial equivalent value of the participant’s accrued benefit under the Retirement Plan as of the distribution date, calculated in accordance with the amended terms of the Retirement Plan using the plan’s benefit reduction factors for early retirement applicable for annuity payments and based on the participant’s age on the distribution date. Retirees in pay status will continue to receive payments under their current annuity elections. For participants electing an annuity and those in pay status, we will purchase annuities from an annuity provider.
We plan to distribute all benefits remaining in the Supplemental Plans between October 2014 and October 2015. Each participant will receive a lump sum payment representing the actuarial equivalent value of the participant’s remaining accrued benefits under the plans as of the distribution dates, calculated in accordance with the terms of the plans using the Supplemental Plans’ benefit reduction factors for early retirement applicable for annuity payments and based on the participant’s age on the distribution dates.
To provide an additional benefit in support of the company’s transition from its defined benefit pension plans, for employees who satisfied a rule of 65, including Mr. Benson, the company is making additional fully vested contributions to the Retirement Savings Plan equal to 4% of eligible earnings (subject to applicable IRS limits on contributions) and to the Supplemental Retirement Savings Plan for earnings in excess of the applicable IRS limits (subject to an overall limit of two times base salary), during the period from July 1, 2013 through June 2018. To satisfy the rule of 65 for this additional contribution, as of June 30, 2013 an employee must have been at least age 50 and the sum of the employee’s age plus years of vesting service under the Retirement Plan must have equaled at least 65. The first additional contributions for employees who satisfied the rule of 65 were made in December 2013, for eligible earnings for the period of July 1 through December 31, 2013.
See the table below for the present value of accumulated benefits under the Retirement Plan and the Supplemental Plans for Mr. Benson as of December 31, 2013. The amount of the payments Mr. Benson will receive under these plans will be determined as of the applicable distribution dates in accordance with the terms of each of the plans. The amounts Mr. Benson ultimately receives under these plans may differ significantly from the present value of the accumulated benefit under these plans as of December 31, 2013 due to several factors, including changes in the applicable interest rates used to determine the present value of these benefits on the distribution dates and his age on the distribution dates. As described below under

“Nonqualified Deferred Compensation,” effective July 1, 2013, Mr. Benson began receiving benefits under our Supplemental Retirement Savings Plan.
Retirement Savings Plan
The Retirement Savings Plan is a tax-qualified defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. Subject to IRS limits for 401(k) plans, we match in cash employee contributions up to 6% of base salary and eligible incentive compensation, which includes the deferred salary element of our executive compensation program. Prior to July 1, 2013, for employees who were grandfathered participants in our Retirement Plan we only matched up to 3% of base salary, and no other compensation. Employees are 100% vested in our matching contributions. Prior to July 1, 2013, Mr. Benson, as the only named executive who was also a grandfathered employee, received benefits under the 3% matching program, while our other named executives received benefits under the 6% matching program (and did not participate in the Retirement Plan). Since July 1, 2013, all of our named executives are eligible to receive benefits under the 6% matching program. In addition, as discussed above under “Pension Benefits—Freeze of Benefits under and Termination of Defined Benefit Pension Plans,” because he satisfies the rule of 65, the company is making additional fully vested contributions to the Retirement Savings Plan for Mr. Benson equal to 4% of his eligible earnings during the period from July 1, 2013 through June 2018.
Regardless of employee contributions to this plan, our named executives, as well as other regular employees, receive an additional 2% contribution from the company based on salary and eligible incentive compensation. For periods prior to July 1, 2013, this additional 2% contribution was based on base salary only for grandfathered employees. Participants are fully vested in this 2% contribution after three years of service.
Defined Benefit Pension Plans
Retirement Plan. The Retirement Plan is a tax-qualified defined benefit pension plan. Prior to the freeze on June 30, 2013 of benefit accruals under, and termination effective December 31, 2013 of, the Retirement Plan, participation in the Retirement Plan was frozen. After December 31, 2007, newly hired employees were not eligible for the plan and employees who had not satisfied the rule of 45 did not earn additional benefits under the Retirement Plan after June 30, 2008. Prior to 2007, participation in the Retirement Plan was generally available to employees. Participants became fully vested in the Retirement Plan when they completed five years of service. Mr. Benson is the only named executive who participated in the Retirement Plan.
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
A different formula applies for years of service after 35 years. Final average annual earnings are average annual earnings in the participant’s highest paid 36 consecutive calendar months during the participant’s last 120 calendar months of employment. Earnings are base salary. Provisions of the Internal Revenue Code of 1986, as amended, limit the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2013, the statutory compensation cap was $255,000 and the benefit cap was $205,000. As a result of the freeze of benefits under the Retirement Plan, earnings and service after June 30, 2013 are not taken into account in determining plan benefits. The normal form of benefit under the Retirement Plan is an annuity providing monthly payments for the life of the participant and a survivor annuity for the participant’s spouse, if applicable. The normal retirement age under the Retirement Plan is age 65; however, early retirement under the plan is generally available at age 55. For an employee who retires before age 65, benefit payments are reduced by stated percentages for each year that the employee’s age is less than 65.
Supplemental Pension Plan and 2003 Supplemental Pension Plan. Prior to the freeze of benefit accruals on June 30, 2013 and termination of the Supplemental Plans effective December 31, 2013, the purpose of the Supplemental Pension Plan was to provide supplemental retirement benefits using the Retirement Plan formula to employees whose base salary exceeded the statutory compensation cap applicable to the Retirement Plan or whose benefit under the Retirement Plan was limited by the statutory benefit cap applicable to the Retirement Plan. The purpose of the Supplemental Pension Plan of 2003 was to provide additional benefits based on eligible incentive compensation not taken into account under the Retirement Plan or the Supplemental Pension Plan. Eligible incentive compensation for executive officers includes deferred salary under our current executive compensation program and other types of incentive compensation paid in prior years under our prior executive compensation programs. For purposes of determining benefits under the Supplemental Pension Plan of 2003, the amount of an officer’s eligible incentive compensation taken into account is limited in the aggregate to 50% of the officer’s base salary. Benefits under these plans vested at the same time as benefits under the Retirement Plan, and benefits under these plans typically commence at the later of age 55 or separation from service. The normal retirement age under these plans is age 65; however, early retirement under the plans is generally available at age 55. For employees who retire before age 65, benefit payments are reduced by stated percentages for each year that they are younger than 65 in the same manner as under the Retirement Plan. Mr. Benson is the only named executive who participated in the Supplemental Plans.
The table below shows the years of credited service and the present value of accumulated benefits for each named executive under our defined benefit pension plans as of December 31, 2013.
Pension Benefits for 2013

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)
Timothy Mayopoulos	Not applicable
David Benson	Retirement Plan	11.3	469,000
	Supplemental Pension Plan	11.3	546,000
	2003 Supplemental Pension Plan	11.3	528,000
Susan McFarland	Not applicable
Terence Edwards	Not applicable
Bradley Lerman	Not applicable
John Nichols	Not applicable
__________

(1)	Because benefit accruals under the Retirement Plan and the Supplemental Pension Plans were frozen as of June 30, 2013, Mr. Benson’s credited service under these plans was frozen in 2013 at 11.3 years.

(2)
As a result of the termination of the Retirement Plan, Mr. Benson will have the choice of receiving his benefits under the Retirement Plan in either in a single lump sum payment or in an annuity. Mr. Benson will receive a single lump sum payment for his benefits under the Supplemental Plans. Using the same assumptions we use for financial reporting under GAAP, the present value of Mr. Benson’s benefits under these plans presented in this column have been calculated assuming that he will receive lump sum payments for his benefits under the Supplemental Plans and based on the value that would result if Mr. Benson were to elect to receive 80% of his benefits under the Retirement Plan in a lump sum, and the other 20% in the form of an annuity. Under the terms of the Retirement Plan, Mr. Benson will not be able to make such an election, and will be required to elect to receive all of his benefits under the Retirement Plan either in a lump sum or in an annuity. Under the plans, the amount of the lump sum payments and the annuity will be calculated using the benefit reduction factors for early retirement. We have assumed that Mr. Benson would begin receiving his annuity benefits under the Retirement Plan at the later of the earliest age at which he can retire under the plan or December 31, 2015, consistent with our assumptions used for financial reporting purposes. Even though the terms of the plans provide for a reduction in benefit payments for those electing to receive benefits prior to the normal retirement ages, the actuarial valuations of the present value of Mr. Benson’s benefits are higher for retirement at age 55 than for retirement at the normal retirement ages, because the reduction in benefit payments specified in the plans does not fully offset the value of the additional years of benefits he would receive by electing to receive benefits earlier. The lump sum post-retirement mortality assumption for Mr. Benson is based on the IRS prescribed mortality table for lump sums paid in 2015. The annuities post-retirement mortality assumption is based on the RP-2000 mortality tables with generational mortality improvement projections. Under the terms of the 2003 Supplemental Pension Plan, deferred salary for 2013 has been taken into account for the purpose of determining the present value of Mr. Benson’s accumulated benefit under the plan as of December 31, 2013. For additional information regarding the calculation of present value and the assumptions underlying these amounts, see “Note 12, Employee Retirement Benefits.”

Nonqualified Deferred Compensation
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. Prior to June 30, 2013, when benefit accruals under the Retirement Plan were frozen, the plan was only available to non-grandfathered employees. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2013, the annual limit was $255,000). All of our named executives participated in the Supplemental Retirement Savings Plan in 2013.

For 2013, we credited 8% of the eligible compensation for our named executives that exceeded the IRS annual limit for 2013. Eligible compensation in any year consists of base salary plus any eligible incentive compensation (which includes deferred salary) earned for that year, up to a combined maximum of two times base salary. The 8% credit consists of two parts: (1) a 2% credit that will vest after the participant has completed three years of service with us; and (2) a 6% credit that is immediately vested. For Mr. Benson, only compensation earned after June 30, 2013 was eligible for this 8% credit. In addition, as discussed above under “Pension Benefits—Freeze of Benefits under and Termination of Defined Benefit Pension Plans,” because he satisfies the rule of 65, we made an additional credit to the Supplemental Retirement Savings Plan for Mr. Benson equal to 4% of his base salary and deferred salary paid from July 1, 2013 to December 31, 2013, capped at two times his base salary for the partial year and reduced by the IRS annual limit for the partial year. Mr. Benson is eligible to receive this credit each year through June 2018.
While the Supplemental Retirement Savings Plan is not funded, amounts credited on behalf of a participant under the Supplemental Retirement Savings Plan are deemed to be invested in mutual fund investments selected by the participant that are similar to the investments offered under our 401(k) plan.
Amounts deferred under the Supplemental Retirement Savings Plan are payable to participants in the January or July following separation from service with us, subject to a six month delay in payment for the 50 most highly-compensated officers. Participants may not withdraw amounts from the Supplemental Retirement Savings Plan while they are employees.
The table below provides information on the nonqualified deferred compensation of the named executives for 2013, all of which was provided pursuant to our Supplemental Retirement Savings Plan.
Nonqualified Deferred Compensation for 2013

Name	Executive Contributions in 2013 ($)	Company Contributions in 2013 ($)(1)	Aggregate Earnings in 2013 ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2013 ($)(3)
Timothy Mayopoulos	—	67,569	42,578	—	310,177
David Benson(4)	—	42,900	512	—	43,412
Susan McFarland	—	51,600	16,432	—	124,968
Terence Edwards	—	59,600	66,019	—	285,141
Bradley Lerman	—	15,600	709	—	16,309
John Nichols	—	50,077	14,116	—	115,919
__________

(1)
All amounts reported in this column as company contributions in the last fiscal year are also reported as 2013 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2013, 2012 and 2011.”

(2)
None of the earnings reported in this column are reported as 2013 compensation in the “Summary Compensation Table for 2013, 2012 and 2011” because the earnings are neither above-market nor preferential.

(3)
Amounts reported in this column for Mr. Mayopoulos include company contributions in 2012 and 2011 to the Supplemental Retirement Savings Plan of $60,000 and $60,400, respectively, that are also reported as 2012 and 2011 compensation, respectively, in the “All Other Compensation” column of the “Summary Compensation Table for 2013, 2012 and 2011.”

Amounts reported in this column for Ms. McFarland include company contributions in 2012 and 2011 to the Supplemental Retirement Savings Plan of $51,077 and $3,477, respectively, that are also reported as 2012 and 2011 compensation, respectively, in the “All Other Compensation” column of the “Summary Compensation Table for 2013, 2012 and 2011.”
Amounts reported in this column for Mr. Edwards include company contributions in 2012 and 2011 to the Supplemental Retirement Savings Plan of $60,000 and $60,400, respectively, that are also reported as 2012 and 2011 compensation, respectively, in the “All Other Compensation” column of the “Summary Compensation Table for 2013, 2012 and 2011.”
Amounts reported in this column for Mr. Nichols include company contributions in 2012 to the Supplemental Retirement Savings Plan of $41,862 that are also reported as 2012 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2013, 2012 and 2011.”

(4)
Company contributions for Mr. Benson include the additional credits he receives as a result of satisfying the rule of 65, which are described above under “Pension Benefits—Freeze of Benefits under and Termination of Defined Benefit Pension Plans.”

Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2013 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
Except for the agreement with Ms. McFarland described below, we have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. Under the 2013 executive compensation program, a named executive would be entitled to receive a specified portion of his or her earned but unpaid 2013 deferred salary if his or her employment was terminated for any reason, other than for cause.
Below we discuss various elements of the named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, or his or her employment is terminated by the company. We then quantify the amounts that would be paid to our named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2013.

•
Deferred Salary. If a named executive is separated from employment with the company for any reason other than termination for cause (including his or her death, resignation, retirement or the termination of his or her employment by the company without cause), he or she would receive:

•
the earned but unpaid portion of his or her fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31 of the second year following the performance year, except that the reduction will not apply if the executive is age 65 or older at the time of separation; and

•	the earned but unpaid portion of his or her at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable performance year.
Installment payments of deferred salary would be made on the original payment schedule.
If a named executive’s employment is terminated by the company for cause, he or she would not receive any of the earned but unpaid portion of his or her deferred salary. The company may terminate an executive for cause if it determines that the executive has: (a) materially harmed the company by, in connection with the performance of his or her duties for the company, engaging in gross misconduct or performing his or her duties in a grossly negligent manner; or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.

•
Stock Compensation Plans. Under both the Fannie Mae Stock Compensation Plan of 2003 and the Fannie Mae Stock Compensation Plan of 1993, upon the occurrence of the employee’s death, total disability or retirement, the option holder, or the holder’s estate in the case of death, can exercise any stock options until the initial expiration date of the stock option, which is generally 10 years after the date of grant. For these purposes, “retirement” generally means that the executive retires at or after age 60 with 5 years of service or age 65 (with no service requirement). Only Mr. Benson had outstanding vested stock options as of December 31, 2013.

•	Retiree Medical Benefits. We currently make certain retiree medical benefits available to our full-time employees who meet certain age and service requirements at the time of retirement.
The table below shows the amounts that would have become payable to each of our current named executives if the named executive’s employment had terminated on December 31, 2013. Because Ms. McFarland left the company in June 2013, the amounts shown in the table below reflect the amounts she will receive based on her June 30, 2013 separation date, rather than the amounts she would have received if she had left the company on December 31, 2013. Because Mr. Mayopoulos did not earn any deferred salary for 2013, he would not be entitled to receive any additional amounts if his employment had terminated on December 31, 2013.

Potential Payments Upon Termination as of December 31, 2013

Name	2013 Fixed Deferred Salary($)(1)	2013 At-Risk Deferred Salary($)(2)	Total ($)
Timothy Mayopoulos
Resignation, retirement, death or termination with or without cause	—	—	—
David Benson
Resignation, retirement, death or termination without cause	1,062,982	818,170	1,881,152
Termination for cause	—	—	—
Susan McFarland(3)
Resignation, retirement, death or termination without cause	438,960	421,200	860,160
Termination for cause	—	—	—
Terence Edwards
Resignation, retirement, death or termination without cause	935,360	737,100	1,672,460
Termination for cause	—	—	—
Bradley Lerman
Resignation, retirement, death or termination without cause	703,000	585,000	1,288,000
Termination for cause	—	—	—
John Nichols
Resignation, retirement, death or termination without cause	703,000	570,000	1,273,000
Termination for cause	—	—	—
__________

(1)
Each named executive other than Mr. Mayopoulos and Ms. McFarland would have received 74% of his or her 2013 fixed deferred salary, which is the earned but unpaid portion of his or her 2013 fixed deferred salary as of December 31, 2013, reduced by 2% for each full or partial month by which the named executive’s separation of employment preceded January 31, 2015. Because Mr. Mayopoulos did not earn any deferred salary for 2013, he had no earned but unpaid fixed deferred salary as of December 31, 2013. Because Ms. McFarland left the company on June 30, 2013, the amounts shown in this table reflect the amounts she will receive based on her June 30, 2013 separation date, rather than the amounts she would have received if she had left the company on December 31, 2013. She will receive 62% of her earned but unpaid 2013 fixed deferred salary (which is 31% of the total 2013 fixed deferred salary originally awarded to her).

(2)
Each named executive other than Mr. Mayopoulos would have received all of his or her earned but unpaid 2013 at-risk deferred salary, as determined by FHFA and the Board in early 2014 (that is, his or her earned but unpaid 2013 at-risk deferred salary target, reduced by the amounts determined by FHFA and the Board in early 2014 as a result of corporate and individual performance). See the “At-Risk Deferred Salary (Performance-Based)” sub-column of the “Summary Compensation Table for 2013, 2012 and 2011” above for the amount of 2013 at-risk deferred salary that was awarded to each named executive.

(3)
Because of her departure from the company, Ms. McFarland will receive only a portion of her target 2013 deferred salary (which was $1,416,000 in fixed deferred salary and $864,000 in at-risk deferred salary). Specifically, she will receive: (1) $438,960 in 2013 fixed deferred salary, which is the portion of her 2013 fixed deferred salary that she earned from January 1, 2013 through June 30, 2013 ($708,000), reduced by 2% for each month by which her departure date preceded January 31, 2015, or 38%; and (2) $421,200 in at-risk 2013 deferred salary, which is the portion of her at-risk 2013 deferred salary that she earned from January 1, 2013 through June 30, 2013 ($432,000), reduced by 2.5% from the adjusted target based on corporate and individual performance in 2013 (the corporate performance-based portion was paid at 95% of target and the individual performance-based portion was paid at 100% of target). The amounts reported as Ms. McFarland’s 2013 compensation in this table exclude all forfeited amounts and represent amounts she actually received or will receive, rather than the original amounts awarded to her. Ms. McFarland will receive her 2013 fixed deferred salary in two installments, $202,597 in March 2014 and $236,363 in June 2014.

Separation Agreement with our Former Chief Financial Officer
In April 2013, we entered into a separation agreement with Susan McFarland, our former Chief Financial Officer. Ms. McFarland left the company in June 2013. The agreement provides that Ms. McFarland is not obligated to repay the final $200,000 installment payment of her sign-on award, and Ms. McFarland agreed to a general release of the company from all claims relating to her employment with or termination from the company. Under the agreement, Fannie Mae also agreed that Ms. McFarland would remain employed in the role of senior adviser for a transition period that would end no later than June 30, 2013. FHFA approved these arrangements. The agreement also provides that Ms. McFarland may not solicit or accept employment with or act in any way, directly or indirectly, to solicit or obtain employment with or work for Freddie Mac for a period of 12 months following termination.

Director Compensation
Our non-management directors receive cash compensation pursuant to a program authorized by FHFA in November 2008. This compensation for the directors is designed to be reasonable, appropriate and commensurate with the duties and responsibilities of their Board service.
The total 2013 compensation for our non-management directors is shown in the table below. Mr. Mayopoulos, our only director who also served as an employee of Fannie Mae during 2013, was not entitled to receive any additional compensation for his service as a director.
2013 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)
Amy E. Alving(2)	32,688
William Thomas Forrester	185,000
Brenda J. Gaines	180,000
Charlynn Goins	170,000
Frederick B. “Bart” Harvey III	160,000
Robert H. Herz	170,000
Philip A. Laskawy(3)	290,000
Diane C. Nordin(2)	21,778
Egbert L. J. Perry	160,000
Jonathan Plutzik(2)	169,543
David H. Sidwell	175,000
__________

(1)	As described below under “Compensation Arrangements for our Non-Management Directors,” directors who chair a Board committee or serve on the Audit Committee receive additional fees for their service.

(2)	Amounts shown in this table for Dr. Alving, Ms. Nordin and Mr. Plutzik reflect that their service on the Board or, in the case of Mr. Plutzik, as a committee chair began partway into 2013.

(3)	Mr. Laskawy serves as our non-executive Chairman.
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
Additional Arrangements with our Non-Management Directors
Matching Charitable Gifts Program. To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. Under this program, gifts made by employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $2,500 for the 2013 calendar year. No non-employee directors participated in our matching gifts program in 2013.
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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
In “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Purchase of REO property,” we discuss the purchase in 2013 of a Fannie Mae REO property by Alia Perry, the daughter of Egbert Perry, who is a member of the compensation committee. Ms. Perry purchased the property for a price of $209,900. As part of the negotiated transaction, Fannie Mae paid reasonable and customary selling costs of approximately 3%. In determining whether to approve the transaction, the Nominating and Corporate Governance Committee considered that the property had been on the market for several months, neither Mr. Perry nor his daughter requested or received any preferential or non arm’s length treatment in connection with the transaction, Ms. Perry’s offer represented the highest offer received for the property and was at the full list price at the time of the offer.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under our equity compensation plans. However, we are prohibited from issuing new stock without the prior written consent of Treasury other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement.
Equity Compensation Plan Information

	As of December 31, 2013
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	829,593	(1)	$78.22	(2)	11,960,258	(3)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Total	829,593		$78.22		11,960,258
__________

(1)
This amount consists of outstanding stock options and shares issuable upon the payout of deferred stock balances. Outstanding awards, options and rights include grants under the Fannie Mae Stock Compensation Plan of 2003 and the payout of shares deferred upon the settlement of awards made under a prior plan.

(2)	The weighted average exercise price is calculated for the outstanding options and does not take into account deferred shares.

(3)
This amount represents shares available under the 1985 Employee Stock Purchase Plan. As of December 31, 2013, no further awards could be granted under the terms of the Stock Compensation Plan of 2003. Under the terms of our senior preferred stock purchase agreement with Treasury, we may not sell or issue any equity securities without the prior written consent of Treasury, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement.

BENEFICIAL OWNERSHIP
The following table shows the beneficial ownership of our common stock by each of our current directors and the named executives, and all current directors and executive officers as a group, as of February 15, 2014. As of that date, no director or named executive, nor all directors and current executive officers as a group, owned as much as 1% of our outstanding common stock or preferred stock.

	Number of Shares Beneficially Owned(1)
Name and Position	8.25% Non-Cumulative Series T Preferred Stock	Common Stock
Amy E. Alving	0	0
Director
David C. Benson	0	0
Executive Vice President—Chief Financial Officer
Terence W. Edwards	0	0
Executive Vice President—Chief Operating Officer
William Thomas Forrester	0	0
Director
Brenda J. Gaines	0	487
Director
Charlynn Goins	0	0
Director
Frederick B. Harvey, III	0	0
Director
Robert H. Herz	0	0
Director
Philip A. Laskawy	0	0
Chairman of the Board
Bradley E. Lerman	0	0
Executive Vice President—General Counsel and Corporate Secretary
Timothy J. Mayopoulos	0	0
President and Chief Executive Officer
Susan R. McFarland(2)	0	0
Former Executive Vice President and Chief Financial Officer
John R. Nichols	0	0
Executive Vice President and Chief Risk Officer
Diane C. Nordin	0	0
Director
Egbert L. J. Perry	0	0
Director
Jonathan Plutzik	0	0
Director
David H. Sidwell	0	0
Director
All directors and current executive officers as a group (20 persons)	2,000	43,179
__________

(1)
Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table.

(2)	Ms. McFarland resigned as Executive Vice President and Chief Financial Officer effective in April 2013.

The following table shows the beneficial ownership of our common stock by each holder of more than 5% of our common stock as of February 15, 2014.

5% Holders	Common Stock Beneficially Owned	Percent of Class
Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW., Room 3000 Washington, DC 20220
Pershing Square Capital Management, L.P. PS Management GP, LLC William A. Ackman	115,569,796(2)	9.98%
888 Seventh Avenue, 42nd Floor New York, New York 10019
__________

(1)
In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 21, 2014, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

(2)
Information regarding these shares and their holders is based solely on information contained in a Schedule 13D filed with the SEC on November 15, 2013 by Pershing Square Capital Management, L.P., PS Management GP, LLC, Pershing Square GP, LLC, and William A. Ackman. According to the Schedule 13D, Pershing Square Capital Management, L.P., as investment adviser for a number of funds for which it purchased the shares reported in the table above, and PS Management GP, LLC, its general partner, may be deemed to share voting and dispositive power for the shares. Pershing Square GP, LLC, as general partner of two of the funds, may be deemed to share voting and dispositive power for 40,114,044 of the shares reported in the table above, which are held by the two funds. As the Chief Executive Officer of Pershing Square Capital Management, L.P. and managing member of each of PS Management GP, LLC and Pershing Square GP, LLC, William A. Ackman may be deemed to share voting and dispositive power for all of the shares reported in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

POLICIES AND PROCEDURES RELATING TO TRANSACTIONS WITH RELATED PERSONS
We review transactions in which Fannie Mae is a participant and in which any of our directors or executive officers or their immediate family members may have a material interest to determine whether any of those persons has a material interest in the transaction. Our current written policies and procedures for the review, approval or ratification of transactions with related persons that are required to be reported under Item 404(a) of Regulation S-K are set forth in our:

•	Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors;

•	Nominating & Corporate Governance Committee Charter;

•	Board of Directors’ delegation of authorities and reservation of powers;

•	Code of Conduct for employees; and

•	Conflict of Interest Policy and Conflict of Interest Procedure for employees.
In addition, depending on the circumstances, relationships and transactions with related persons may require approval of the conservator pursuant to the 2012 instructions issued to the Board of Directors by the conservator or may require the approval of Treasury pursuant to the senior preferred stock purchase agreement.
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
As of December 31, 2013, we had received an aggregate of $116.1 billion from Treasury under the senior preferred stock purchase agreement, and the remaining amount of funding available to us under the agreement was $117.6 billion. Through December 31, 2013, we had paid an aggregate of $113.9 billion to Treasury in dividends on the senior preferred stock. Our dividend payment on the senior preferred stock for the first quarter of 2014 will be $7.2 billion.
Treasury Making Home Affordable Program
In February 2009, the Obama Administration announced its Homeowner Affordability and Stability Plan, a plan to provide stability and affordability to the U.S. housing market. Pursuant to this plan, in March 2009, the Administration announced the details of its Making Home Affordable Program, a program intended to provide assistance to homeowners and prevent foreclosures. One of the primary initiatives under the Making Home Affordable Program is the Home Affordable Modification Program, or HAMP, which is aimed at helping borrowers whose loan is either currently delinquent or at imminent risk of default by modifying their mortgage loan to make their monthly payments more affordable. In addition to our participation in the Administration’s initiatives under the Making Home Affordable Program, Treasury engaged us to serve as program administrator for loans modified under HAMP and other initiatives under the Making Home Affordable Program pursuant to a financial agency agreement between Treasury and us, dated February 18, 2009. Our principal activities as program administrator include:

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
In May 2013, the Administration announced an extension of HAMP for an additional year through December 31, 2015. FHFA directed us to continue modifying loans under HAMP in accordance with the program’s extended guidelines, and our role as program administrator has been extended accordingly.
Under our arrangement with Treasury, Treasury has agreed to compensate us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We expect we will have received an aggregate of approximately $334 million from Treasury for our work as program administrator from 2009 through 2013, as well as an additional amount of approximately $81 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. We expect to continue to receive reimbursements from Treasury for our work as program administrator for HAMP and other initiatives under the Making Home Affordable Program in future years, even after the termination of HAMP, through the completion of our role as program administrator.
Treasury Housing Finance Agency Initiative
In October 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac that established terms under which we, Freddie Mac and Treasury would provide assistance to state and local housing finance agencies (“HFAs”) so that the HFAs could continue to meet their mission of providing affordable financing for both single-family and multifamily housing. Pursuant to this HFA initiative, we, Freddie Mac and Treasury have provided assistance to the HFAs through two primary programs: a temporary credit and liquidity facilities (“TCLF”) program, which was intended to improve the HFAs’ access to liquidity for outstanding HFA bonds, and a new issue bond (“NIB”) program, which was intended to support new lending by the HFAs. We entered into various agreements in November and December 2009 to implement these

HFA assistance programs, including several to which Treasury is a party. Pursuant to the TCLF program, Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs, which facilities create a credit and liquidity backstop for the HFAs. Pursuant to the NIB program, Treasury has purchased new securities issued and guaranteed by us and Freddie Mac, which are backed by new housing bonds issued by the HFAs.
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
The total amount originally established by Treasury for the TCLF program and the NIB program was $23.4 billion: an aggregate of $8.2 billion for the TCLF program (of which $7.7 billion consisted of principal and approximately $500 million consisted of accrued interest) and an aggregate of $15.2 billion for the NIB program (of which $12.4 billion related to single-family bonds and $2.8 billion related to multifamily bonds). The amounts outstanding under these programs have been reduced since the programs were established and will continue to be reduced over time as liquidity facilities under the TCLF program are replaced by the HFAs and as principal payments are received on the mortgage loans financed by the NIB program. As of December 31, 2013, the total amount outstanding for both Fannie Mae and Freddie Mac under the TCLF program was $1.6 billion (of which $1.5 billion consisted of principal and $92 million consisted of accrued interest) and the total unpaid principal amount outstanding for both Fannie Mae and Freddie Mac under the NIB program was $9.1 billion.
We and Freddie Mac administer these programs on a coordinated basis. We issued temporary credit and liquidity facilities and securities backed by HFA bonds on a 50-50 pro rata basis with Freddie Mac under these programs. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of total original principal on a combined program-wide basis, and thereafter we and Freddie Mac each will bear the losses of principal that are attributable to our own portion of the temporary credit and liquidity facilities and the securities that we have issued. Treasury will also bear any losses of unpaid interest under the two programs. Accordingly, as of December 31, 2013, Fannie Mae’s maximum potential risk of loss under these programs, assuming a 100% loss of principal, was $1.3 billion. As of December 31, 2013, there had been no losses of principal or interest under the TCLF program or the NIB program.
Temporary Payroll Tax Cut Continuation Act of 2011
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. FHFA and Treasury have advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. As of December 31, 2013, we had paid $829 million to Treasury for our obligations through September 30, 2013 under the TCCA, and our liability to Treasury for TCCA-related guaranty fees for the fourth quarter of 2013 was $306 million.
Transactions involving The Integral Group LLC
Egbert L.J. Perry, who has been a member of our Board since December 2008, is the Chairman, Chief Executive Officer and controlling shareholder of The Integral Group LLC, referred to as Integral. Over the past twelve years, our Multifamily (formerly, Housing and Community Development) business has invested indirectly in certain limited partnerships or limited liability companies that are controlled and managed by entities affiliated with Integral, in the capacity of general partner or managing member, as the case may be. These limited partnerships or limited liability companies are referred to as the Integral Property Partnerships. The Integral Property Partnerships own and manage LIHTC properties. We also hold multifamily mortgage loans made to borrowing entities sponsored by Integral. We believe that Mr. Perry has no material direct or indirect interest in these transactions, and therefore disclosure of these transactions in this report is not required pursuant to Item 404 of Regulation S-K. In addition, as described in “Director Independence—Our Board of Directors” below, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.
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
Purchase of REO property
In 2013, Alia Perry, Mr. Perry’s daughter, purchased an REO property owned by Fannie Mae for a price of $209,900. As part of the negotiated transaction, Fannie Mae paid reasonable and customary selling costs of approximately 3%. In determining whether to approve the transaction, the Nominating and Corporate Governance Committee considered that the property had been on the market for several months, neither Mr. Perry nor his daughter requested or received any preferential or non arm’s length treatment in connection with the transaction, Ms. Perry’s offer represented the highest offer received for the property and was at the full list price at the time of the offer.

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
In addition, under FHFA’s corporate governance regulations, both our Audit Committee and our Compensation Committee are required to be in compliance with the NYSE’s listing requirements for these committees, under which committee members must meet additional, heightened independence criteria. Our own independence standards require all independent directors to meet these criteria.
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
Our Board of Directors
Our Board of Directors, with the assistance of the Nominating & Corporate Governance Committee, has reviewed the independence of all current Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board contained in our Corporate Governance Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our non-employee directors meet the director independence standards of our Guidelines and the NYSE, and that each of the following eleven directors is independent: Philip A. Laskawy, Amy E. Alving, William Thomas Forrester, Brenda J. Gaines, Charlynn Goins, Frederick B. Harvey III, Robert H. Herz, Diane C. Nordin, Egbert L. J. Perry, Jonathan Plutzik and David H. Sidwell.
In determining the independence of each of these Board members, the Board of Directors considered the following relationships in addition to those addressed by the standards contained in our Guidelines as set forth above:

•
Certain of these Board members serve as directors or advisory Board members of or consultants to other companies that engage in business with Fannie Mae. In each of these cases, the Board members are only directors or advisory Board members of or consultants to these other companies. In addition, in most instances, the payments made by or to Fannie Mae pursuant to these relationships during the past five years fell below our Guidelines’ thresholds of materiality for a Board member that is a current executive officer, employee, controlling shareholder or partner of a company engaged in business with Fannie Mae. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
Two of these Board members serve as trustees for charitable organizations that have received fees from Fannie Mae. The amount of these fees fell substantially below our Guidelines’ thresholds of materiality for a Board member who is a current trustee or board member of a charitable organization that receives donations from Fannie Mae. In light of this fact, the Board of Directors has concluded that these relationships with the charitable organization are not material to the independence of these Board members.

•
Certain of these Board members serve as directors of other companies that hold Fannie Mae fixed income securities or control entities that direct investments in such securities. It is not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed income securities as all payments to holders are made through the

Federal Reserve, and most of these securities are held in turn by financial intermediaries. Each director has confirmed that the transactions by these other companies in Fannie Mae fixed income securities are entered into in the ordinary course of business of these companies and are not entered into at the direction of, or upon approval by, the director in his or her capacity as a director of these companies. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
Two of these Board members serve as directors of companies that have been sued by FHFA, as conservator to Fannie Mae and Freddie Mac, for violations of laws in the sale of residential private-label mortgage-backed securities to Fannie Mae and Freddie Mac. In one of these lawsuits, during 2013 we, FHFA and others entered into a settlement agreement with the company resolving the case, and we received payment from the company. The Board of Directors has concluded that these relationships were not material to the independence of these Board members.

•
Mr. Perry is an executive officer and majority shareholder of The Integral Group LLC, which has had multiple indirect business relationships with Fannie Mae during the past five years. These business relationships include the following:

•
Since 2006, Fannie Mae has held six multifamily mortgage loans made to six borrowing entities sponsored by Integral. In each case, Integral participates in the borrowing entity as a general partner of the limited partnership, or as a managing member of the limited liability company, as the case may be, and holds a 0.01% economic interest in such entity. The aggregate unpaid principal balance of these loans as of December 31, 2013 constituted approximately 6% of Integral’s total debt outstanding. The borrowing entities have made interest payments on these loans. The total amount of these interest payments did not exceed $1 million in any of the last five years.

•
Fannie Mae has invested as a limited partner or member in certain LIHTC funds that in turn have invested as a limited partner or member in various Integral Property Partnerships, which are lower-tier project partnerships or limited liability companies that own LIHTC properties. Integral participates indirectly as a member or the general partner of the Integral Property Partnerships (each a “Project General Partner”). The Integral Property Partnerships construct, develop and manage housing projects, a portion of which includes affordable housing units. Each Project General Partner and its affiliates earn certain fees each year in connection with those project activities, and such fees are paid from income generated by the project (other than certain developer fees paid from development sources). Fannie Mae’s indirect investments in the Integral Property Partnerships, through the LIHTC funds, have not resulted in any direct payments by Fannie Mae to any Project General Partner or its affiliates, including Integral. Fannie Mae’s indirect equity investment in the Integral Property Partnerships as of December 31, 2013 constituted approximately 3% of the total capitalization and approximately 8% of the total equity in all of the Integral Property Partnerships.

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
Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2013 and 2012. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the PCAOB and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP in 2013 and 2012, including fees for the 2013 and 2012 audits.

	For the Year Ended December 31,
Description of Fees	2013	2012
Audit fees	$35,500,000	$39,246,000
Audit-related fees(1)	1,675,000	2,090,000
Tax fees	—	37,000
All other fees(2)	—	2,360,000
Total fees	$37,175,000	$43,733,000
__________

(1)	Consists of fees billed for attest-related services on debt offerings, securitization transactions and compliance with the covenants in the senior preferred stock purchase agreement with treasury.

(2)	Consists of fees billed for analysis and assessment of the finance organization and human capital continuity planning.
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
In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2013 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chairman, Mr. Forrester, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche outside of the scope of the integrated audit must be approved by the conservator.
In 2013, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.
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

Federal National Mortgage Association

/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer
Date: February 21, 2014

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Mayopoulos and David C. Benson and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip A. Laskawy	Chairman of the Board of Directors	February 21, 2014
Philip A. Laskawy

/s/ Timothy J. Mayopoulos	President and Chief Executive Officer	February 21, 2014
Timothy J. Mayopoulos	and Director

/s/ David C. Benson	Executive Vice President and	February 21, 2014
David C. Benson	Chief Financial Officer

/s/ Gregory A. Fink	Senior Vice President and Controller	February 21, 2014
Gregory A. Fink

/s/ Amy E. Alving	Director	February 21, 2014
Amy E. Alving

Signature	Title	Date

/s/ William Thomas Forrester	Director	February 21, 2014
William Thomas Forrester

/s/ Brenda J. Gaines	Director	February 21, 2014
Brenda J. Gaines

/s/ Charlynn Goins	Director	February 21, 2014
Charlynn Goins

/s/ Frederick B. Harvey III	Director	February 21, 2014
Frederick B. Harvey III

/s/ Robert H. Herz	Director	February 21, 2014
Robert H. Herz

/s/ Diane C. Nordin	Director	February 21, 2014
Diane C. Nordin

/s/ Egbert L. J. Perry	Director	February 21, 2014
Egbert L. J. Perry

/s/ Jonathan Plutzik	Director	February 21, 2014
Jonathan Plutzik

/s/ David H. Sidwell	Director	February 21, 2014
David H. Sidwell

INDEX TO EXHIBITS

Item	Description
3.1
Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2010, filed February 24, 2011.)

3.2
Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

4.1
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003.)

4.2
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003.)

4.3
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003.)

4.4
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003.)

4.5
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003.)

4.6
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10 (Commission file number 000-50231), filed March 31, 2003.)

4.7
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed August 8, 2008.)

4.8
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed August 8, 2008.)

4.9
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed August 8, 2008.)

4.10
Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.10 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010.)

4.11
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.11 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010.)

4.12
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.12 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

4.13
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.13 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

4.14
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.14 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

4.15
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.15 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

Item	Description
4.16
Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed May 19, 2008.)

4.17
Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, amended and restated as of September 27, 2012 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10‑Q (Commission file number 000-50231) for the quarter ended September 30, 2012, filed November 7, 2012.)

4.18
Warrant to Purchase Common Stock, dated September 7, 2008 (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed September 11, 2008.)

4.19
Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed October 2, 2008.)

4.20
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended March 31, 2009, filed May 8, 2009.)

4.21
Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed December 30, 2009.)

4.22
Third Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of August 17, 2012, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed August 17, 2012.)

10.1
Repayment Provisions for SEC Executive Officers, amended and restated as of March 8, 2012† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended March 31, 2012, filed May 9, 2012.)

10.2	Compensation Repayment Provisions† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed December 24, 2009.)
10.3
Long-Term Incentive Plan, effective December 16, 2009† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010.)

10.4
Deferred Pay Plan, effective December 16, 2009† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010.)

10.5
Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

10.6
Federal National Mortgage Association Supplemental Pension Plan, as amended on November 20, 2007† (Incorporated by reference to Exhibit 10.6 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

10.7
Amendment to Fannie Mae Supplemental Pension Plan for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

10.8
Amendment to Fannie Mae Supplemental Pension Plan, executed December 22, 2008† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

10.9
Amendment, effective June 30, 2013, to Fannie Mae Supplemental Pension Plan† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended September 30, 2013, filed November 7, 2013.)

Item	Description
10.10	Amendment, effective December 31, 2013, to Fannie Mae Supplemental Pension Plan†
10.11
Fannie Mae Supplemental Pension Plan of 2003, as amended on November 20, 2007† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

10.12
Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

10.13
Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

10.14
Amendment to Fannie Mae Supplemental Pension Plan of 2003, effective May 14, 2010† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended June 30, 2010, filed August 5, 2010.)

10.15
Amendment to Fannie Mae Supplemental Pension Plan of 2003 for 2012 Executive Compensation Program, adopted May 18, 2012† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2012, filed August 8, 2012.)

10.16
Amendment, effective June 30, 2013, to Fannie Mae Supplemental Pension Plan of 2003† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended September 30, 2013, filed November 7, 2013.)

10.17	Amendment, effective December 31, 2013, to Fannie Mae Supplemental Pension Plan of 2003†
10.18
Fannie Mae Annual Incentive Plan, as amended December 10, 2007† (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

10.19
Fannie Mae Stock Compensation Plan of 2003, as amended through December 14, 2007† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

10.20
Amendment to Fannie Mae Stock Compensation Plan of 2003, as amended, for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.28 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

10.21
2009 Amendment to Fannie Mae Stock Compensation Plans of 1993 and 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed November 5, 2009.)

10.22
Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended June 30, 2008, filed August 8, 2008.)

10.23
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective October 8, 2008† (Incorporated by reference to Exhibit 10.32 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

10.24
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective May 14, 2010† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended June 30, 2010, filed August 5, 2010.)

10.25
Amendment to Fannie Mae Supplemental Retirement Savings plan for 2012 Executive Compensation Program, adopted May 18, 2012† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2012, filed August 8, 2012.)

10.26
Amendment, effective July 1, 2013, to Fannie Mae Supplemental Retirement Savings Plan† (Incorporated by reference to Exhibit 10.4 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended September 30, 2013, filed November 7, 2013.)

10.27
Form of Nonqualified Stock Option Grant Award Document† (Incorporated by reference to Exhibit 10.33 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010.)

Item	Description
10.28
Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed October 2, 2008.)

10.29
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed May 8, 2009.)

10.30
Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed December 30, 2009.)

10.31
Third Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of August 17, 2012, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed August 17, 2012.)

10.32
Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and OFHEO (Incorporated by reference to Exhibit 10.39 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2011, filed February 29, 2012.)

10.33
Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010.)

10.34
Letter Agreement between Timothy J. Mayopoulos and Fannie Mae, effective as of June 18, 2012† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed June 5, 2012.)

10.35
Memorandum of Understanding among the Department of the Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed October 23, 2009.)

10.36
Omnibus Consent to HFA Initiative Program Modifications among the Department of Treasury, the Federal Housing Finance Agency, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation, dated November 23, 2011 (Incorporated by reference to Exhibit 10.42 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2011, filed February 29, 2012.)

10.37
Agreement and General Release, effective as of April 25, 2013, by and between Susan R. McFarland and Fannie Mae† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2013, filed August 8, 2013.)

10.38
Updated General Release, dated July 1, 2013, by and between Susan R. McFarland and Fannie Mae† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2013, filed August 8, 2013.)

12.1	Statement re: computation of ratio of earnings to fixed charges
12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends and issuance cost at redemption
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*

Item	Description
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Labels*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

†	This Exhibit is a management contract or compensatory plan or arrangement.

*	The financial information contained in these XBRL documents is unaudited.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and changes in equity (deficit) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities (in conservatorship) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP

Washington, DC
February 21, 2014

FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$19,228	$21,117
Restricted cash (includes $23,982 and $61,976, respectively, related to consolidated trusts)	28,995	67,919
Federal funds sold and securities purchased under agreements to resell or similar arrangements	38,975	32,500
Investments in securities:
Trading, at fair value	30,768	40,695
Available-for-sale, at fair value (includes $998 and $935, respectively, related to consolidated trusts)	38,171	63,181
Total investments in securities	68,939	103,876
Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $31 and $72, respectively, related to consolidated trusts)	380	464
Loans held for investment, at amortized cost:
Of Fannie Mae	300,159	355,544
Of consolidated trusts (includes $14,268 and $10,800, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $442 and $943, respectively)	2,769,547	2,652,193
Total loans held for investment	3,069,706	3,007,737
Allowance for loan losses	(43,846)	(58,795)
Total loans held for investment, net of allowance	3,025,860	2,948,942
Total mortgage loans	3,026,240	2,949,406
Accrued interest receivable, net (includes $7,271 and $7,567, respectively, related to consolidated trusts)	8,319	9,176
Acquired property, net	11,621	10,489
Deferred tax assets, net	47,560	—
Other assets (includes cash pledged as collateral of $1,590 and $1,222, respectively)	20,231	27,939
Total assets	$3,270,108	$3,222,422
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,276 and $8,645, respectively, related to consolidated trusts)	$10,553	$11,303
Debt:
Of Fannie Mae (includes $1,308 and $793, respectively, at fair value)	529,434	615,864
Of consolidated trusts (includes $14,976 and $11,647, respectively, at fair value)	2,705,089	2,573,653
Other liabilities (includes $488 and $1,059, respectively, related to consolidated trusts)	15,441	14,378
Total liabilities	3,260,517	3,215,198
Commitments and contingencies (Note 19)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, 1,158,080,657 and 1,158,077,970 shares outstanding, respectively	687	687
Accumulated deficit	(121,227)	(122,766)
Accumulated other comprehensive income	1,203	384
Treasury stock, at cost, 150,682,046 and 150,684,733 shares, respectively	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	9,541	7,183
Noncontrolling interest	50	41
Total equity (See Note 1: Impact of U.S. Government Support and (Loss) Earnings per Share for information on our dividend obligation to Treasury)	9,591	7,224
Total liabilities and equity	$3,270,108	$3,222,422

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Interest income:
Trading securities	$779	$989	$1,087
Available-for-sale securities	2,357	3,299	3,277
Mortgage loans (includes $101,448, $110,451, and $123,633, respectively, related to consolidated trusts)	114,238	124,706	138,462
Other	175	196	117
Total interest income	117,549	129,190	142,943
Interest expense:
Short-term debt	131	152	310
Long-term debt (includes $84,751, $95,612, and $108,641, respectively, related to consolidated trusts)	95,014	107,537	123,352
Total interest expense	95,145	107,689	123,662
Net interest income	22,404	21,501	19,281
Benefit (provision) for credit losses	8,949	852	(26,718)
Net interest income (loss) after benefit (provision) for credit losses	31,353	22,353	(7,437)
Investment gains, net	1,191	487	506
Net other-than-temporary impairments	(64)	(713)	(308)
Fair value gains (losses), net	2,959	(2,977)	(6,621)
Debt extinguishment gains (losses), net	131	(244)	(232)
Fee and other income	3,930	1,487	1,163
Non-interest income (loss)	8,147	(1,960)	(5,492)
Administrative expenses:
Salaries and employee benefits	1,218	1,195	1,236
Professional services	910	766	736
Occupancy expenses	189	188	179
Other administrative expenses	228	218	219
Total administrative expenses	2,545	2,367	2,370
Foreclosed property (income) expense	(2,839)	(254)	780
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	1,001	238	—
Other expenses, net	226	822	866
Total expenses	933	3,173	4,016
Income (loss) before federal income taxes	38,567	17,220	(16,945)
Benefit for federal income taxes	45,415	—	90
Net income (loss)	83,982	17,220	(16,855)
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	693	1,735	622
Other	126	(116)	(175)
Total other comprehensive income	819	1,619	447
Total comprehensive income (loss)	84,801	18,839	(16,408)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(19)	4	—
Total comprehensive income (loss) attributable to Fannie Mae	$84,782	$18,843	$(16,408)
Net income (loss)	$83,982	$17,220	$(16,855)
Less: Net (income) loss attributable to noncontrolling interest	(19)	4	—
Net income (loss) attributable to Fannie Mae	$83,963	$17,224	$(16,855)
Dividends distributed or available for distribution to senior preferred stockholder (Note 11)	(85,419)	(15,827)	(9,614)
Net (loss) income attributable to common stockholders (Note 11)	$(1,456)	$1,397	$(26,469)
(Loss) earnings per share:
Basic	$(0.25)	$0.24	$(4.61)
Diluted	(0.25)	0.24	(4.61)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,737
Diluted	5,762	5,893	5,737

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net income (loss)	$83,982	$17,220	$(16,855)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(5,104)	(2,335)	(369)
(Benefit) provision for credit losses	(8,949)	(852)	26,718
Current and deferred federal income taxes	(47,766)	10	1,044
Net change in trading securities	1,575	31,972	(17,048)
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(6,024)	(6,009)	(5,109)
Other, net	(4,811)	(3,005)	(3,619)
Net cash provided by (used in) operating activities	12,903	37,001	(15,238)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(7,521)	(3,216)	(2,951)
Proceeds from maturities and paydowns of trading securities held for investment	2,491	3,508	2,591
Proceeds from sales of trading securities held for investment	14,585	3,861	1,526
Purchases of available-for-sale securities	—	(34)	(192)
Proceeds from maturities and paydowns of available-for-sale securities	10,116	12,636	13,552
Proceeds from sales of available-for-sale securities	15,497	1,306	3,192
Purchases of loans held for investment	(195,386)	(210,488)	(78,099)
Proceeds from repayments and sales of loans acquired as held for investment of Fannie Mae	48,875	31,322	25,190
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	631,088	797,331	544,145
Net change in restricted cash	38,924	(17,122)	12,881
Advances to lenders	(139,162)	(144,064)	(70,914)
Proceeds from disposition of acquired property and preforeclosure sales	38,349	38,685	47,248
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(6,475)	13,500	(34,249)
Other, net	1,373	468	468
Net cash provided by investing activities	452,754	527,693	464,388
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	372,361	736,065	766,598
Payments to redeem debt of Fannie Mae	(459,745)	(854,111)	(815,838)
Proceeds from issuance of debt of consolidated trusts	409,979	396,513	233,516
Payments to redeem debt of consolidated trusts	(707,544)	(832,537)	(647,695)
Payments of cash dividends on senior preferred stock to Treasury	(82,452)	(11,608)	(9,613)
Proceeds from senior preferred stock purchase agreement with Treasury	—	4,571	23,978
Other, net	(145)	(9)	146
Net cash used in financing activities	(467,546)	(561,116)	(448,908)
Net (decrease) increase in cash and cash equivalents	(1,889)	3,578	242
Cash and cash equivalents at beginning of period	21,117	17,539	17,297
Cash and cash equivalents at end of period	$19,228	$21,117	$17,539
Cash paid during the period for:
Interest	$109,240	$119,259	$128,806
Income taxes	2,350	—	—
Non-cash activities:
Net mortgage loans acquired by assuming debt	$433,007	$537,862	$448,437
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	179,097	165,272	33,859
Transfers from advances to lenders to loans held for investment of consolidated trusts	137,074	133,554	69,223
Net transfers from mortgage loans to acquired property	34,024	46,981	56,517

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non Controlling Interest	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of January 1, 2011	1	577	1,119	$88,600	$20,204	$667	$—	$(102,986)	$(1,682)	$(7,402)	$82	$(2,517)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(29)	(29)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(16,855)	—	—	—	(16,855)
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $250)	—	—	—	—	—	—	—	—	465	—	—	465
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $99)	—	—	—	—	—	—	—	—	209	—	—	209
Reclassification adjustment for gains included in net loss (net of tax of $28)	—	—	—	—	—	—	—	—	(52)	—	—	(52)
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(175)	—	—	(175)
Total comprehensive loss												(16,408)
Senior preferred stock dividends	—	—	—	—	—	—	(1,072)	(8,541)	—	—	—	(9,613)
Increase to senior preferred liquidation preference	—	—	—	23,978	—	—	—	—	—	—	—	23,978
Conversion of convertible preferred stock into common stock	—	(21)	39	—	(1,074)	20	1,054	—	—	—	—	—
Other	—	—	—	—	—	—	18	1	—	(1)	—	18
Balance as of December 31, 2011	1	556	1,158	112,578	19,130	687	—	(128,381)	(1,235)	(7,403)	53	(4,571)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(8)	(8)
Comprehensive income:
Net income	—	—	—	—	—	—	—	17,224	—	—	(4)	17,220
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $702)	—	—	—	—	—	—	—	—	1,289	—	—	1,289
Reclassification adjustment for other-than-temporary impairments recognized in net income (net of tax of $250)	—	—	—	—	—	—	—	—	463	—	—	463
Reclassification adjustment for gains included in net income (net of tax of $9)	—	—	—	—	—	—	—	—	(17)	—	—	(17)
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(116)	—	—	(116)
Total comprehensive income												18,839
Senior preferred stock dividends	—	—	—	—	—	—	1	(11,609)	—	—	—	(11,608)
Increase to senior preferred liquidation preference	—	—	—	4,571	—	—	—	—	—	—	—	4,571
Other	—	—	—	—	—	—	(1)	—	—	2	—	1
Balance as of December 31, 2012	1	556	1,158	117,149	19,130	687	—	(122,766)	384	(7,401)	41	7,224
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Comprehensive income:
Net income	—	—	—	—	—	—	—	83,963	—	—	19	83,982
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $529)	—	—	—	—	—	—	—	—	983	—	—	983
Reclassification adjustment for other-than-temporary impairments recognized in net income (net of tax of $22)	—	—	—	—	—	—	—	—	42	—	—	42
Reclassification adjustment for gains included in net income (net of tax of $179)	—	—	—	—	—	—	—	—	(332)	—	—	(332)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $68)	—	—	—	—	—	—	—	—	126	—	—	126
Total comprehensive income												84,801
Senior preferred stock dividends	—	—	—	—	—	—	—	(82,452)	—	—	—	(82,452)
Other	—	—	—	—	—	—	—	28	—	—	—	28
Balance as of December 31, 2013	1	556	1,158	$117,149	$19,130	$687	$—	$(121,227)	$1,203	$(7,401)	$50	$9,591

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
Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. The conservator retains the authority to withdraw its delegations at any time.
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
The conservatorship has no specified termination date and there continues to be significant uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the conservatorship is terminated and whether we will continue to exist following conservatorship. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons set forth in the GSE Act, including if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. We are not aware of any plans of FHFA to significantly change our business model or capital structure in the near term.
Senior Preferred Stock and Warrant Issued to Treasury
Senior Preferred Stock
On September 7, 2008, we, through FHFA in its capacity as conservator, entered into a senior preferred stock purchase agreement with Treasury. This agreement was amended and restated on September 26, 2008. The amended and restated agreement was subsequently amended on May 6, 2009, December 24, 2009 and August 17, 2012.
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. As of December 31, 2013 and 2012, we have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of December 31, 2013. As of December 31, 2013, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
In August 2012, we, through FHFA acting on our behalf in its capacity as conservator, entered into an amendment to the senior preferred stock purchase agreement with Treasury. The amendment included, among other things, the following revisions:

•
Dividends. The method for calculating the amount of dividends we are required to pay Treasury on the senior preferred stock changed as of January 1, 2013. Effective January 1, 2013, when, as and if declared, the amount of dividends payable on the senior preferred stock for a dividend period is determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected in our balance sheets prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. If our net worth does not exceed the applicable capital reserve amount as of the end of a fiscal quarter, then no dividend amount will accrue or be payable for the applicable dividend period. The capital reserve amount was $3.0 billion for dividend periods in 2013, decreased to $2.4 billion for dividend periods in 2014 and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period thereafter, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

•
Periodic Commitment Fee. Effective January 1, 2013, the periodic commitment fee provided for under the agreement will not be set, accrue or be payable, as long as the dividend payment provisions described above remain in effect.

This amendment to the senior preferred stock purchase agreement was not accounted for as an extinguishment of the existing senior preferred stock purchase agreement. As a result, we did not recognize a gain or loss upon modification of the senior preferred stock purchase agreement. Consistent with our accounting policy, dividends on the senior preferred stock are accrued upon declaration, which occurs each quarter when FHFA directs us to pay the quarterly dividend to Treasury.
On December 31, 2013, we paid Treasury a dividend of $8.6 billion based on our net worth as of September 30, 2013. Based on the terms of the senior preferred stock purchase agreement with Treasury, we expect to pay Treasury a dividend of $7.2 billion by March 31, 2014.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrant Issued to Treasury
On September 7, 2008, we issued a warrant to Treasury giving it the right to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date Treasury exercises the warrant. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted loss per share. The weighted-average shares of common stock outstanding for 2013, 2012 and 2011 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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
In 2011, the Administration released a report to Congress on ending the conservatorships of the GSEs and reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In August 2013, the White House released a paper confirming that a core principle of the Administration’s housing policy priorities is to wind down Fannie Mae and Freddie Mac through a responsible transition.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ consolidated financial statements.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2013,

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be deemed related parties.
Our administrative expenses were reduced by $92 million, $96 million and $106 million for the years ended December 31, 2013, 2012 and 2011, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the year ended December 31, 2013, we made tax payments of $2.4 billion to the Internal Revenue Service (“IRS”), a bureau of Treasury. We did not make any tax payments during the year ended December 31, 2012. During 2011, we received a refund of $1.1 billion from the IRS related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years. In addition, we effectively settled our 2007 and 2008 tax years with the IRS and as a result, we recognized an income tax benefit of $90 million in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2011.
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
Under the TCLF program, we had $821 million and $1.6 billion outstanding, which includes principal and interest, of standby credit and liquidity support as of December 31, 2013 and 2012, respectively. Under the NIB program, we had $4.5 billion and $6.1 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs as of December 31, 2013 and 2012, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of December 31, 2013, there had been no losses of principal or interest under the TCLF program or the NIB program.
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae on or after that date was increased by 10 basis points. FHFA and Treasury have advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our consolidated statements of operations and comprehensive income (loss). We recognized $1.0 billion and $238 million as TCCA fees for the years ended December 31, 2013 and 2012, respectively. We remitted $829 million and $104 million in TCCA-related guaranty fees to Treasury for our quarterly obligations during the years ended December 31, 2013 and 2012, respectively. For the three months ended December 31, 2013, we have incurred $306 million in TCCA-related guaranty fees that have not been remitted to Treasury.
As of December 31, 2013 and 2012, we held Freddie Mac mortgage-related securities with a fair value of $8.7 billion and $12.2 billion, respectively, and accrued interest receivable of $35 million and $51 million, respectively. We recognized interest income on these securities held by us of $387 million, $551 million and $700 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
In March 2013, FHFA announced that a new business entity would be established by Fannie Mae and Freddie Mac that would be separate from the two companies in order to further the goal of building a common securitization platform that would function like a market utility. The new business entity would be designed to operate as a replacement for some of Fannie Mae and Freddie Mac’s securitization infrastructure. In October 2013, FHFA announced that the new joint venture by Fannie Mae and Freddie Mac, Common Securitization Solutions, LLC, had been established and that office space for the new entity had been secured. In connection with the entity’s establishment, we entered into a Limited Liability Company Agreement with Freddie Mac in October 2013 and anticipate entering into additional agreements relating to the new joint venture in the

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

future. No other transactions outside of normal business activities have occurred between us and Freddie Mac in 2013, 2012 or 2011.
On January 31, 2013, we reached an agreement with GMAC Mortgage LLC (a subsidiary of Ally Financial, Inc. (“Ally”)) pursuant to which we received $265 million in exchange for our release of potential liability primarily related to representation and warranty liabilities due to title defects, mortgage insurance coverage claims and compensatory fees. As a result of this settlement, we recorded $173 million as a benefit to “Benefit (provision) for credit losses,” in our consolidated statement of operations and comprehensive income for the year ended December 31, 2012. At the time of this transaction, Treasury had a majority ownership interest in Ally.
Use of Estimates
Preparing consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments and other assets and liabilities, recoverability of our deferred tax assets, allowance for loan losses, and other-than-temporary impairment of investment securities. Actual results could be different from these estimates.
Change in Estimates
As of March 31, 2013, we concluded that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. This conclusion was based upon the significance of the positive evidence of our ability to generate sufficient taxable income and utilize our net operating loss carryforwards. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that were expected to be released against income before federal income taxes for the remainder of the year. As of December 31, 2013, we retained $525 million of the valuation allowance that pertains to our capital loss carryforwards, which we believe will expire unused. The release of the valuation allowance resulted in the recognition of $58.3 billion in our benefit for income taxes in our consolidated statement of operations and comprehensive income. See “Note 10, Income Taxes,” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets.
We regularly monitor prepayment, default and loss severity trends and periodically make changes in our historically developed assumptions to better reflect present conditions of loan performance. In the three months ended June 30, 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single family loans based on current observable performance trends as well as future expectations of payment behavior. These updates reflect faster prepayment and lower default expectations for these loans, primarily as a result of improvements in loan performance, in part due to increases in home prices. Increases in home prices reduce the mark-to-market loan-to-value (“LTV”) ratios on these loans and, as a result, borrowers’ equity increases. Faster prepayment and lower default expectations shortened the expected average life of modified loans, which reduced the expected credit losses and lowered concessions on modified loans. This resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $2.2 billion.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Primary Beneficiary Determination
If an entity is a VIE, we consider whether our variable interest in that entity causes us to be the primary beneficiary. We are deemed to be the primary beneficiary of a VIE when we have both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) exposure to benefits and/or losses that could potentially be significant to the entity. The primary beneficiary of the VIE is required to consolidate and account for the assets, liabilities, and noncontrolling interests of the VIE in its consolidated financial statements. The assessment of which party has the power to direct the activities of the VIE may require significant management judgment when (1) more than one party has power or (2) more than one party is involved in the design of the VIE but no party has the power to direct the ongoing activities that could be significant.
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
Measurement of Consolidated Assets and Liabilities
When we are the transferor of assets into a VIE that we consolidate at the time of the transfer, we continue to recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if we had not transferred them, and no gain or loss is recognized. For all other VIEs that we consolidate (that is, those for which we are not the transferor), we recognize the assets and liabilities of the VIE in our consolidated financial statements at fair value, and we recognize a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests, and (2) the net amount of the fair value of the assets and liabilities consolidated. However, for the securitization trusts established under our lender swap program, no gain or loss is recognized if the trust is consolidated at formation as there is no difference in the respective fair value of (1) and (2) above. We record gains or losses that are associated with the consolidation of VIEs as “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss).
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
Single-class securitization trusts are used for both our lender swap and portfolio securitization transaction programs. A lender swap transaction occurs when a mortgage lender delivers a pool of single-family mortgage loans to us, which we

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

immediately deposit into an MBS trust. The MBS are then issued to the lender in exchange for the mortgage loans. A portfolio securitization transaction occurs when we purchase mortgage loans from third-party sellers for cash and later deposit these loans into an MBS trust. The securities issued through a portfolio securitization are then sold to investors for cash. We consolidate single-class securitization trusts that are issued under these programs when our role as guarantor and master servicer provides us with the power to direct matters, such as the servicing of the mortgage loans, that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities (e.g., when the loan collateral is subject to a Federal Housing Administration guaranty and related Servicing Guide).
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
Single-Class Resecuritization Trusts
Single-class resecuritization trusts (Fannie Megas®) are created by depositing Fannie Mae MBS into a new securitization trust for the purpose of aggregating multiple MBS into a single larger security. The cash flows from the new security represent an aggregation of the cash flows from the underlying MBS. We guarantee to each single-class resecuritization trust that we will supplement amounts received by the trust as required to permit timely payments of principal and interest on the related Fannie Mae securities. However, we assume no additional credit risk in such a resecuritization transaction, because the underlying assets are MBS for which we have already provided a guaranty. Additionally, our involvement with these trusts does not provide any incremental rights or power that would enable Fannie Mae to direct any activities of the trusts. As a result, we have concluded that we are not the primary beneficiaries of, and therefore do not consolidate, our single-class resecuritization trusts.
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
Multi-Class Resecuritization Trusts
Multi-class resecuritization trusts are trusts we create to issue multi-class Fannie Mae securities, including Real Estate Mortgage Investment Conduit (“REMIC”) and interest-only and principal-only strip securities, in which the cash flows of the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. We guarantee to each multi-class resecuritization trust that we will supplement amounts received by the trusts as required to permit timely payments of principal and interest, as applicable, on the related Fannie Mae securities. However, we assume no additional credit risk in such a resecuritization transaction because the underlying assets are Fannie Mae MBS for which we have already provided a guaranty. Although we may be exposed to prepayment risk via our ownership of the securities issued by these trusts, we do not have the ability via our involvement with a multi-class resecuritization trust to impact the economic risk to which we are exposed. Therefore, we do not consolidate such a multi-class resecuritization trust until we hold a substantial portion of the outstanding beneficial interests that have been issued by the trust and are therefore considered the primary beneficiary of the trust.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. The difference between the carrying basis of the assets transferred and the fair value of the proceeds from the sale is recorded as a component of “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss). Retained interests are primarily derived from transfers associated with our portfolio securitizations in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the Fannie Mae MBS included in the “Investments in Securities” section of this note.
We enter into dollar roll transactions, which involve contemporaneous purchase and sale trades of agency securities, traded on a “to-be-announced” basis. When we enter into such agreements, we first account for our forward commitments to buy and sell the agency securities as derivatives in our financial statements at the trade date for both the purchase and sales trades. For certain dollar roll transactions, we may fully or partially settle the forward purchase or sale subsequent to the trade date, but prior to the contractual settlement date such that all or a portion of the securities will not be delivered according to the terms of the original trade. When such a settlement occurs, the contemporaneous purchase and sale trades no longer meet the “substantially the same” criteria as necessary for secured financing treatment, and the remaining transfers are accounted for as purchases or sales of securities. Purchased securities are initially recognized at fair value and accounted for as described in the “Investments in Securities” section of this note.
For those commitments that are not settled prior to the contractual settlement date for the first trade, we assess whether both the purchase and sale trades have the same primary obligor, form and type, maturity, interest rate, collateral and unpaid principal balance, and thus meet all of the criteria to be considered substantially the same. If the “substantially the same” criteria are met as of the settlement date for the first trade, we will account for the transaction as a secured financing and extinguish both the purchase and sale commitments as of that date. Dollar roll transactions involving transfers of securities issued by consolidated MBS trusts are accounted for as issuances or extinguishments of the related consolidated MBS debt in our consolidated financial statements.
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
For consolidated trusts, we classify cash flows related to mortgage loans held by our consolidated trusts as either investing activities (for principal repayments) or operating activities (for interest received from borrowers included as a component of our net income (loss)). Cash flows related to debt securities issued by consolidated trusts are classified as either financing activities (for repayments of principal to certificateholders) or operating activities (for interest payments to certificateholders included as a component of our net income (loss)). We distinguish between the payments and proceeds related to the debt of Fannie Mae and the debt of consolidated trusts, as applicable. We present our non-cash activities in the consolidated statements of cash flows at the associated unpaid principal balance.
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
Investments in Securities
Securities Classified as Available-for-Sale or Trading
We classify and account for our securities as either available-for-sale (“AFS”) or trading. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss). We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income (loss). We include interest and dividends on securities in our consolidated statements of operations and comprehensive income (loss). Interest income includes the amortization of cost basis adjustments, including premiums and discounts, recognized as a yield adjustment using the interest method over the contractual term of the security. When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities. Currently, we do not have any securities classified as held-to-maturity, although we may elect to do so in the future.
Fannie Mae MBS included in “Investments in securities”
When we own unconsolidated Fannie Mae MBS, we do not derecognize any components of the guaranty assets, guaranty obligations, or any other outstanding recorded amounts associated with the guaranty transaction because our contractual obligation to the MBS trust remains in force until the trust is liquidated. We determine the fair value of Fannie Mae MBS

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. We disclose the aggregate amount of Fannie Mae MBS held as “Investments in securities” in our consolidated balance sheets. The unamortized obligation to stand ready to perform over the term of our guaranty and any incurred credit losses that relate to Fannie Mae MBS held as “Investments in securities” is included in “Other liabilities.” Upon subsequent sale of a Fannie Mae MBS, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting as prior to the sale of Fannie Mae MBS, as no new assets were retained and no new liabilities have been assumed upon the subsequent sale. The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $1.1 billion and $1.8 billion as of December 31, 2013 and 2012, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
Other-Than-Temporary Impairment of Debt Securities
We evaluate available-for-sale securities for other-than-temporary impairment on a quarterly basis. An other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. In such cases, we recognize in “Net other-than-temporary impairments” in our consolidated statements of operations and comprehensive income (loss) the entire difference between the amortized cost basis of the security and its fair value. An other-than-temporary impairment is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend to sell the security or it is not more likely than not we will be required to sell the security before recovery. We separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize in “Net other-than-temporary impairments” in our consolidated statements of operations and comprehensive income (loss), and the amount related to all other factors, which we recognize in “Other comprehensive income,” net of taxes.
We consider guarantees, insurance contracts or other credit enhancements (such as collateral) in determining our best estimate of cash flows expected to be collected only if (1) such guarantees, insurance contracts or other credit enhancements provide for payments to be made solely to reimburse us for failure of the issuer to satisfy its required payment obligations; (2) such guarantees, insurance contracts or other credit enhancements are contractually attached to the security; and (3) collection of the amounts receivable under these agreements is deemed probable. Guarantees, insurance contracts or other credit enhancements are considered contractually attached if they are part of and trade with the security upon transfer of the security to a third party.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the event that we reclassify HFS loans to loans held for investment (“HFI”), we record the loans at lower of cost or fair value on the date of reclassification. We recognize any lower of cost or fair value adjustment recognized upon reclassification as a basis adjustment to the HFI loan.
Loans Held for Investment
When we acquire mortgage loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as HFI. When we consolidate a trust, we recognize the loans underlying the trust in our consolidated balance sheets. The trusts do not have the ability to sell mortgage loans and the use of such loans is limited exclusively to the settlement of obligations of the trusts. Therefore, mortgages acquired when we have the intent to securitize via trusts that are consolidated will generally be classified as HFI in our consolidated balance sheets both prior to and subsequent to their securitization.
We report HFI loans at their outstanding unpaid principal balance adjusted for any deferred and unamortized cost basis adjustments, including purchase premiums, discounts and other cost basis adjustments. We recognize interest income on HFI loans on an accrual basis using the interest method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Allowance for Loan Losses and Reserve for Guaranty Losses
Our allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our allowance for loan losses, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and accrued interest recognized while the loan was on accrual status and any applicable cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. We recognize incurred losses by recording a charge to the provision for loan losses, which is a component of “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income (loss).
The reserve for guaranty losses is a liability account which is a component of “Other liabilities” in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS and our agreements to purchase credit-impaired loans from lenders under the terms of our long-term standby commitments. As a result, the reserve for guaranty losses considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. The reserve for guaranty losses was $1.4 billion and $1.2 billion as of December 31, 2013 and 2012, respectively.
We recognize incurred losses by recording a charge to the provision for guaranty losses, which is a component of “Benefit (provision) for credit losses,” in our consolidated statements of operations and comprehensive income (loss).
Single-Family Loans
We recognize credit losses related to groups of similar single-family HFI loans that are not individually impaired when (1) available information as of each balance sheet date indicates that it is probable a loss has occurred and (2) the amount of the loss can be reasonably estimated. We aggregate such loans, based on similar risk characteristics, for purposes of estimating incurred credit losses and establish a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate. The estimate takes into account multiple factors which include but are not limited to origination year, loan product type, mark-to-market LTV ratio, and delinquency status. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. Accordingly, to determine an estimate of incurred credit losses, we base our allowance methodology on historical events and trends, such as loss severity (in event of default), default rates, and recoveries from mortgage insurance contracts and other credit enhancements that provide loan level loss coverage and are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction. In determining our collective reserve, we use recent actual severity experienced in our real-estate owned (“REO”) and loss mitigation operations, including the sales of our own foreclosed properties, to estimate the loss given default. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.
We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. The excess of a loan’s unpaid principal balance, accrued interest, and any applicable cost

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan. We categorize loan credit risk based on relevant observable data about a borrower’s ability to pay, including multifamily market economic fundamentals, review of available current borrower financial information, operating statements on the underlying collateral, current debt service coverage ratios, historical payment experience, estimates of the current collateral values and other related credit documentation. For each risk category, certain observed default probability and loss severity (in event of default) factors, based on historical performance of loans in the same risk category, are applied against our recorded investment in the loans, including recorded accrued interest associated with such loans, to determine an appropriate allowance. Such performance data reflect historical delinquencies and charge-offs, as well as loan size. In addition, we

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consider any credit enhancements such as letters of credit or loss sharing arrangements with our lenders. See “Note 3, Mortgage Loans” for additional information regarding our risk categories.
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
Acquired Property, Net
“Acquired property, net” includes foreclosed property and any receivable outstanding on short sales received in satisfaction of a loan. We recognize foreclosed property upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property (income) expense” in our consolidated statements of operations and comprehensive income (loss).
We classify foreclosed properties as held for sale when we intend to sell the property and the following conditions are met at either acquisition or within a relatively short period thereafter: we are actively marketing the property and it is available for immediate sale in its current condition such that the sale is reasonably expected to take place within one year. We report these properties at the lower of their carrying amount or fair value less estimated selling costs. We do not depreciate these properties.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We offset the carrying amounts of certain derivatives that are in gain positions and loss positions with the same counterparty as well as cash collateral receivables and payables associated with derivative positions under master netting arrangements. We offset these amounts only when we have the legal right to offset under the contract and we have met all of the offsetting conditions.
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
Debt
Our consolidated balance sheets contain debt of Fannie Mae as well as debt of consolidated trusts. We report debt issued by us as “Debt of Fannie Mae” and by consolidated trusts as “Debt of consolidated trusts.” Debt issued by us represents debt that we issue to third parties to fund our general business activities. The debt of consolidated trusts represents the amount of Fannie Mae MBS issued from such trusts which is held by third-party certificateholders and prepayable without penalty at any time. We report deferred items, including premiums, discounts and other cost basis adjustments, as adjustments to the related debt balances in our consolidated balance sheets. We remeasure the carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency into U.S. dollars using foreign exchange spot rates as of the balance sheet dates and report any associated gains or losses as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income (loss).
We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We recognize the amortization of premiums, discounts and other cost basis adjustments through interest expense using the effective interest method usually over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. We remeasure interest expense for debt denominated in a foreign currency into U.S. dollars using the daily spot rates. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the daily spot rates used to record the interest expense is a foreign currency transaction gain or loss for the period and is recognized as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income (loss).
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
Income Taxes
We recognize deferred tax assets and liabilities based on the differences in the book and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates that are applicable to the period(s) that the differences are expected to reverse. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates in the period of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. We reduce our deferred tax assets by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a probability of greater than 50%) that we will not realize some portion, or all, of the deferred tax asset.
We account for income tax uncertainty using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation. We then measure the recognized tax benefit based on the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. We recognize interest expense and penalties on unrecognized tax benefits as “Other expenses” in our consolidated statements of operations and comprehensive income (loss).
Pension and Other Postretirement Benefits
We provide pension and postretirement benefits and account for these benefit costs on an accrual basis. We determine pension and postretirement benefit amounts recognized in our consolidated financial statements on an actuarial basis using several different assumptions. The two most significant assumptions used in the valuation are the discount rate and the long-term rate of return on assets. In determining our net periodic benefit cost, we apply a discount rate in the actuarial valuation of our pension and postretirement benefit obligations. In determining the discount rate as of each balance sheet date, we consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations. Additionally, the net periodic benefit cost recognized in our consolidated financial statements for our qualified pension plan is impacted by the long-term rate of return on plan assets. We base our assumption of the long-term rate of return on the current investment portfolio mix, actual long-term historical return information and the

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

estimated future long-term investment returns for each class of assets. We measure plan assets and obligations as of the date of our consolidated financial statements. We recognize the over-funded or under-funded status of our benefit plans as a prepaid benefit cost (an asset) in “Other assets” or an accrued benefit cost (a liability) in “Other liabilities,” respectively, in our consolidated balance sheets. We recognize actuarial gains and losses and prior service costs and credits when incurred as adjustments to the prepaid benefit cost or accrued benefit cost with a corresponding offset in other comprehensive income. In October 2013, pursuant to a directive from our conservator, our Board of Directors approved an amendment to terminate our qualified pension plan and our nonqualified Supplemental Pension Plan, Supplemental Pension Plan of 2003 and Executive Pension Plan, effective as of December 31, 2013. See “Note 12, Employee Retirement Benefits” for additional information regarding the impact of the termination on our consolidated financial statements.
(Loss) Earnings per Share
(Loss) earnings per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net (loss) income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period (loss) earnings with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). We include in the denominator of our basic EPS computation the weighted-average number of shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury. Diluted EPS includes all the components of basic EPS, plus the dilutive effect of common stock equivalents such as convertible securities and stock options, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. The calculation of income available to common stockholders and earnings per share is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. However, as a result of our conservatorship status and the terms of the senior preferred stock purchase agreement with Treasury, no amounts are available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock).
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
New Accounting Guidance
Effective January 1, 2013, we retrospectively adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on additional disclosures about derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset on the balance sheet or subject to a master netting arrangement or similar agreement. The additional disclosures about these instruments are intended to enable investors to understand the effect or potential effect of those arrangements on our financial position. The required disclosures will enhance comparability between companies that prepare their financial statements in accordance with GAAP and those that follow international financial reporting standards. The updated guidance does not change existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The adoption of this guidance did not have a material impact on our consolidated financial statements; however, it required us to expand our disclosures. See “Note 17, Netting Arrangements,” for additional information regarding the disclosures required upon adoption of this guidance.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective January 1, 2013, we prospectively adopted guidance issued by FASB related to disclosing amounts that have been reclassified out of AOCI. The new guidance does not change the current requirements for reporting or measuring net income or other comprehensive income in the financial statements. However, the new guidance does require entities to present information about amounts reclassified out of AOCI during the period and their corresponding effect on net income by specific line item. The adoption of this guidance did not have a material impact on our consolidated financial statements; however, it required us to expand our AOCI disclosures. See “Note 14, Equity,” for additional information regarding the disclosures required upon adoption of this guidance.
In January 2014, the FASB issued guidance clarifying when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan in order to reduce diversity in practice for when a creditor derecognizes the loan receivable and recognizes the real estate property. The guidance also requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new guidance is effective for us on January 1, 2015. We are evaluating this guidance and have not determined the impact, if any, on our consolidated financial statements of adopting this guidance.
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
In our structured securitization transactions, we earn fees for assisting lenders and dealers with the design and issuance of structured mortgage-related securities. The trusts created in these transactions have permitted activities that are similar to those for our lender swap and portfolio securitization transactions. The assets of these trusts may include mortgage-related securities and/or mortgage loans. The trusts created for Fannie Megas issue single-class securities while the trusts created for REMIC, grantor trust and stripped mortgage-backed securities (“SMBS”) issue single-class and multi-class securities, the latter of which separate the cash flows from underlying assets into separately tradable interests. Our obligations and continued involvement in these trusts are similar to those described for lender swap and portfolio securitization transactions. We have securitized mortgage assets in structured transactions since 1986.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We no longer recognize net operating losses or impairment on our LIHTC partnership investments as the carrying value is zero. We did not make any LIHTC investments in 2013, 2012 or 2011, other than pursuant to existing prior commitments.
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
As of December 31, 2013, we consolidated certain VIEs that were not consolidated as of December 31, 2012, generally due to increases in the amount of the certificates issued by the entity that are held in our retained mortgage portfolio (for example, when we hold a substantial portion of the securities issued by Fannie Mae multi-class resecuritization trusts). As a result of consolidating these entities, which had combined total assets of $1.9 billion in unpaid principal balance as of December 31, 2013, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value.
As of December 31, 2013, we also deconsolidated certain VIEs that were consolidated as of December 31, 2012, generally due to decreases in the amount of the certificates issued by the entity that are held in our retained mortgage portfolio. As a result of deconsolidating these entities, which had combined total assets of $1.2 billion in unpaid principal balance as of December 31, 2012, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage-backed trusts as of December 31, 2013 and 2012, as well as our maximum exposure to loss and the total assets of these unconsolidated mortgage-backed trusts.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2013	2012(1)
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae securities	$5,660	$6,248
Non-Fannie Mae securities	8,559	16,458
Total trading securities	14,219	22,706
Available-for-sale securities:
Fannie Mae securities	5,866	10,435
Non-Fannie Mae securities	27,441	46,569
Total available-for-sale securities	33,307	57,004
Other assets	119	145
Other liabilities	(1,668)	(1,449)
Net carrying amount	$45,977	$78,406
Maximum exposure to loss(2)	$54,148	$87,397
Total assets of unconsolidated mortgage-backed trusts	$313,202	$645,332
__________

(1)	Contains securities recognized in our consolidated balance sheets due to consolidation of certain multi-class resecuritization trusts.

(2)
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Additionally, our maximum exposure to loss related to our involvement with limited partnership investments was $14 million and $118 million as of December 31, 2013 and 2012, respectively. The total assets of these unconsolidated limited partnership investments were $6.8 billion and $11.7 billion as of December 31, 2013 and 2012, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the years ended December 31, 2013, 2012 and 2011, the unpaid principal balance of portfolio securitizations was $228.5 billion, $225.1 billion and $118.5 billion, respectively.
The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts as of December 31, 2013 and 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fannie Mae Single-class MBS & Fannie Megas		REMICS & SMBS
	(Dollars in millions)
As of December 31, 2013
Unpaid principal balance	$349		$6,899
Fair value	383		7,959
Weighted-average coupon	6.21%		5.36%
Weighted-average loan age	7.4	years	5.4	years
Weighted-average maturity	21.5	years	12.6	years

As of December 31, 2012
Unpaid principal balance	$456		$8,667
Fair value	504		9,818
Weighted-average coupon	6.20%		5.53%
Weighted-average loan age	6.4	years	4.6	years
Weighted-average maturity	22.5	years	15.0	years
For the years ended December 31, 2013, 2012 and 2011, the principal and interest received on retained interests was $1.7 billion, $2.4 billion and $3.0 billion, respectively.
Managed Loans
“Managed loans” are on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $2.1 billion and $2.3 billion as of December 31, 2013 and 2012, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
Qualifying Sales of Portfolio Securitizations
We consolidate the substantial majority of our single-class MBS trusts; therefore, these portfolio securitization transactions do not qualify for sale treatment. The assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales are reported in our consolidated balance sheets.
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $340 million, $672 million and $1.0 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our consolidated financial statements.
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
The following table displays our mortgage loans as of December 31, 2013 and 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2013			2012
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$276,644	$2,579,024	$2,855,668	$309,277	$2,480,999	$2,790,276
Multifamily	37,642	146,249	183,891	61,464	126,953	188,417
Total unpaid principal balance of mortgage loans	314,286	2,725,273	3,039,559	370,741	2,607,952	2,978,693
Cost basis and fair value adjustments, net	(13,778)	44,305	30,527	(14,805)	44,313	29,508
Allowance for loan losses for loans held for investment	(40,521)	(3,325)	(43,846)	(50,519)	(8,276)	(58,795)
Total mortgage loans	$259,987	$2,766,253	$3,026,240	$305,417	$2,643,989	$2,949,406
For the year ended December 31, 2013 we redesignated loans from HFI to HFS with a carrying value of $1.3 billion, and sold loans with an unpaid principal balance of $1.2 billion. For the years ended December 31, 2012 and 2011, we redesignated loans with a carrying value of $33 million and $561 million, respectively, from HFI to HFS.
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of December 31, 2013 and 2012.

	As of December 31, 2013(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$32,371	$9,755	$48,345	$90,471	$2,558,826	$2,649,297	$81	$57,973
Government(4)	66	32	346	444	48,150	48,594	346	—
Alt-A	4,748	1,692	15,425	21,865	105,644	127,509	11	17,102
Other(5)	1,940	659	5,404	8,003	45,288	53,291	22	5,999
Total single-family	39,125	12,138	69,520	120,783	2,757,908	2,878,691	460	81,074
Multifamily(6)	59	N/A	186	245	185,733	185,978	—	2,209
Total	$39,184	$12,138	$69,706	$121,028	$2,943,641	$3,064,669	$460	$83,283

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2012(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest(7)	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$39,043	$13,513	$67,737	$120,293	$2,424,022	$2,544,315	$2,162	$78,822
Government(4)	82	40	340	462	50,408	50,870	340	—
Alt-A	6,009	2,417	22,181	30,607	121,099	151,706	502	24,048
Other(5)	2,613	1,053	8,527	12,193	57,336	69,529	297	9,209
Total single-family	47,747	17,023	98,785	163,555	2,652,865	2,816,420	3,301	112,079
Multifamily(6)	178	N/A	428	606	190,445	191,051	—	2,214
Total	$47,925	$17,023	$99,213	$164,161	$2,843,310	$3,007,471	$3,301	$114,293
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)
Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A. Primarily consists of reverse mortgages which due to their nature are not aged and are included in the current column.

(5)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(6)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

(7)
Includes loans with a recorded investment of $2.8 billion, which were repurchased in January 2013 pursuant to our resolution agreement with Bank of America. These loans were returned to accrual status to reflect the change in our assessment of collectibility resulting from this agreement.

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of December 31, 2013 and 2012. The single-family credit quality indicator is based on available data through the end of each respective period presented.

	As of December 31,
	2013(1)(2)			2012(1)(2)
	Primary (3)	Alt-A	Other (4)	Primary (3)	Alt-A	Other (4)
	(Dollars in millions)
Estimated mark-to-market LTV ratio: (5)
Less than or equal to 80%	$2,073,079	$61,670	$24,112	$1,703,384	$57,419	$21,936
Greater than 80% and less than or equal to 90%	276,011	16,794	6,947	346,018	18,313	7,287
Greater than 90% and less than or equal to 100%	153,474	14,709	6,402	219,736	16,930	7,369
Greater than 100% and less than or equal to 110%	59,630	11,006	5,146	100,302	14,293	7,169
Greater than 110% and less than or equal to 120%	33,954	7,742	3,691	59,723	10,994	6,231
Greater than 120% and less than or equal to 125%	11,256	2,951	1,406	20,620	4,387	2,665
Greater than 125%	41,893	12,637	5,587	94,532	29,370	16,872
Total	$2,649,297	$127,509	$53,291	$2,544,315	$151,706	$69,529
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
Excludes $48.6 billion and $50.9 billion as of December 31, 2013 and 2012, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

As of September 30, 2013, we modified our multifamily credit quality indicator, which more closely aligns the classification of the internally assigned risk categories to the classification guidelines used in the industry and those established under the FHFA Advisory Bulletin 2012-02 issued in 2012. The modification of the credit quality indicator had an insignificant impact on our multifamily allowance for loan losses for the year ended December 31, 2013. The multifamily credit quality indicator is based on available data through the end of each respective period presented. The following tables display the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of December 31, 2013 and 2012.

As of
December 31, 2013(1)
(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Pass	$176,528
Special Mention	2,234
Substandard	6,758
Doubtful	458
Total	$185,978

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
Individually Impaired Loans
Individually impaired loans include TDRs, acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total unpaid principal balance, recorded investment, and related allowance as of December 31,

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2013 and 2012, and average recorded investment and interest income recognized for the years ended December 31, 2013, 2012 and 2011 for individually impaired loans.

	As of December 31,
	2013				2012
	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$130,080	$123,631	$24,145	$430	$132,754	$126,106	$28,610	$628
Government (3)	213	210	35	5	214	208	38	4
Alt-A	37,356	34,479	9,364	187	38,387	35,620	11,154	267
Other (4)	15,789	15,023	3,879	56	16,873	16,114	4,743	86
Total single-family	183,438	173,343	37,423	678	188,228	178,048	44,545	985
Multifamily	2,257	2,276	306	10	2,449	2,471	489	13
Total individually impaired loans with related allowance recorded	185,695	175,619	37,729	688	190,677	180,519	45,034	998

With no related allowance recorded:(5)
Single-family:
Primary(2)	14,076	12,305	—	—	16,222	13,901	—	—
Government(3)	120	120	—	—	104	104	—	—
Alt-A	3,290	2,428	—	—	3,994	2,822	—	—
Other (4)	1,039	868	—	—	1,218	977	—	—
Total single-family	18,525	15,721	—	—	21,538	17,804	—	—
Multifamily	1,927	1,939	—	—	2,056	2,068	—	—
Total individually impaired loans with no related allowance recorded	20,452	17,660	—	—	23,594	19,872	—	—
Total individually impaired loans(6)	$206,147	$193,279	$37,729	$688	$214,271	$200,391	$45,034	$998

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31,
	2013			2012			2011
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary (2)	$124,659	$4,351	$603	$115,767	$4,077	$654	$100,797	$3,735	$733
Government (3)	213	11	—	216	11	—	229	12	—
Alt-A	35,075	1,096	135	32,978	1,048	151	29,561	982	186
Other (4)	15,537	425	52	15,593	444	65	14,431	435	90
Total single-family	175,484	5,883	790	164,554	5,580	870	145,018	5,164	1,009
Multifamily	2,552	128	1	2,535	125	2	2,430	103	5
Total individually impaired loans with related allowance recorded	178,036	6,011	791	167,089	5,705	872	147,448	5,267	1,014

With no related allowance recorded: (5)
Single-family:
Primary (2)	11,442	1,369	227	8,264	1,075	231	6,884	606	204
Government (3)	112	8	—	78	7	—	12	7	—
Alt-A	2,207	329	45	1,811	253	55	1,771	205	63
Other (4)	752	117	17	455	95	24	467	57	19
Total single-family	14,513	1,823	289	10,608	1,430	310	9,134	875	286
Multifamily	1,863	97	3	1,781	56	2	993	48	8
Total individually impaired loans with no related allowance recorded	16,376	1,920	292	12,389	1,486	312	10,127	923	294
Total individually impaired loans(6)	$194,412	$7,931	$1,083	$179,478	$7,191	$1,184	$157,575	$6,190	$1,308
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)
Includes single-family loans restructured in a TDR with a recorded investment of $187.6 billion, $193.4 billion and $161.9 billion as of December 31, 2013, 2012 and 2011, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $911 million, $1.1 billion and $956 million as of December 31, 2013, 2012 and 2011, respectively.

(7)
Total single-family interest income recognized of $7.7 billion for the year ended December 31, 2013 consists of $5.7 billion of contractual interest and $2.0 billion of effective yield adjustments. Total single-family interest income recognized of $7.0 billion for the year ended December 31, 2012 consists of $5.3 billion of contractual interest and $1.7 billion of effective yield adjustments. Total single-family interest income recognized of $6.0 billion for the year ended December 31, 2011 consists of $4.5 billion of contractual interest and $1.6 billion of effective yield adjustments.

Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the years ended December 31, 2013 and 2012, the average term extension of a single-family modified loan was 154 and 131 months, respectively, and the average interest rate reduction was 1.68 and 2.15 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the years ended December 31, 2013 and 2012.

	For the Year Ended December 31,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary (2)	126,998	$19,016	270,913	$39,527
Government (3)	312	35	394	50
Alt-A	21,471	3,794	50,572	9,116
Other (4)	6,226	1,378	15,484	3,489
Total single-family	155,007	24,223	337,363	52,182
Multifamily	33	213	46	324
Total troubled debt restructurings	155,040	$24,436	337,409	$52,506
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
The following table displays the number of loans and recorded investment in loans that had a payment default for the years ended December 31, 2013 and 2012 and were restructured in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary (2)	45,539	$6,978	46,824	$7,828
Government (3)	130	17	200	33
Alt-A	9,601	1,732	8,848	1,761
Other (4)	3,093	685	4,011	948
Total single-family	58,363	9,412	59,883	10,570
Multifamily	9	64	7	35
Total TDRs that subsequently defaulted	58,372	$9,476	59,890	$10,605
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
4. Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and loans backing Fannie Mae MBS issued from consolidated trusts. When calculating our allowance for loan losses, we consider our net recorded investment in the loan at the balance sheet date, which includes interest income only while the loan was on accrual status.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays changes in single-family, multifamily and total allowance for loan losses for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013			2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance, January 1	$49,848	$7,839	$57,687	$56,294	$14,339	$70,633	$47,377	$12,603	$59,980
(Benefit) provision for loan losses(1)	(6,751)	(2,145)	(8,896)	(1,482)	465	(1,017)	13,940	11,683	25,623
Charge-offs(2)	(8,458)	(256)	(8,714)	(14,055)	(823)	(14,878)	(19,026)	(1,772)	(20,798)
Recoveries	2,115	511	2,626	1,632	152	1,784	3,636	1,636	5,272
Transfers(3)	2,932	(2,932)	—	6,437	(6,437)	—	9,901	(9,901)	—
Other(4)	516	88	604	1,022	143	1,165	466	90	556
Ending balance, December 31	$40,202	$3,105	$43,307	$49,848	$7,839	$57,687	$56,294	$14,339	$70,633
Multifamily allowance for loan losses:
Beginning balance, January 1	$671	$437	$1,108	$1,015	$508	$1,523	$1,153	$423	$1,576
(Benefit) provision for loan losses(1)	(233)	(187)	(420)	(131)	(43)	(174)	140	151	291
Charge-offs(2)	(153)	—	(153)	(261)	—	(261)	(372)	—	(372)
Transfers(3)	30	(30)	—	29	(29)	—	79	(79)	—
Other(4)	4	—	4	19	1	20	15	13	28
Ending balance, December 31	$319	$220	$539	$671	$437	$1,108	$1,015	$508	$1,523
Total allowance for loan losses:
Beginning balance, January 1	$50,519	$8,276	$58,795	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556
(Benefit) provision for loan losses(1)	(6,984)	(2,332)	(9,316)	(1,613)	422	(1,191)	14,080	11,834	25,914
Charge-offs(2)(5)	(8,611)	(256)	(8,867)	(14,316)	(823)	(15,139)	(19,398)	(1,772)	(21,170)
Recoveries	2,115	511	2,626	1,632	152	1,784	3,636	1,636	5,272
Transfers(3)	2,962	(2,962)	—	6,466	(6,466)	—	9,980	(9,980)	—
Other(4)	520	88	608	1,041	144	1,185	481	103	584
Ending balance, December 31	$40,521	$3,325	$43,846	$50,519	$8,276	$58,795	$57,309	$14,847	$72,156
__________

(1)	(Benefit) provision for loan losses is included in “Benefit (provision) for credit losses” in our consolidated statements of operations and comprehensive income (loss).

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

(5)	Total charge-offs include accrued interest of $436 million, $872 million and $1.4 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the allowance for accrued interest receivable for loans of Fannie Mae was $1.1 billion and for loans of consolidated trusts was $104 million. As of December 31, 2012, the allowance for accrued interest receivable for loans of Fannie Mae was $1.5 billion and for loans of consolidated trusts was $192 million.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of December 31, 2013 and 2012.

	As of December 31,
	2013			2012
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$37,423	$306	$37,729	$44,545	$489	$45,034
Collectively reserved loans	5,884	233	6,117	13,142	619	13,761
Total allowance for loan losses	$43,307	$539	$43,846	$57,687	$1,108	$58,795

Recorded investment in loans by segment:(2)
Individually impaired loans(1)	$189,064	$4,215	$193,279	$195,852	$4,539	$200,391
Collectively reserved loans	2,689,627	181,763	2,871,390	2,620,568	186,512	2,807,080
Total recorded investment in loans	$2,878,691	$185,978	$3,064,669	$2,816,420	$191,051	$3,007,471
__________

(1)	Includes acquired credit-impaired loans.

(2)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income (loss). The following table displays our investments in trading securities as of December 31, 2013 and 2012.

	As of December 31,
	2013	2012
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$5,870	$6,248
Freddie Mac	1,839	2,793
Ginnie Mae	407	437
Alt-A private-label securities	1,516	1,330
Subprime private-label securities	1,448	1,319
CMBS	2,718	9,826
Mortgage revenue bonds	565	675
Other mortgage-related securities	99	117
Total mortgage-related securities	14,462	22,745
U.S. Treasury securities	16,306	17,950
Total trading securities	$30,768	$40,695
The following table displays information about our net trading gains for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended
	December 31,
	2013	2012	2011
	(Dollars in millions)
Net trading gains	$260	$1,004	$266
Net trading gains recorded in the period related to securities still held at period end	297	1,037	267
Available-for-Sale Securities
We measure AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income” and we recognized realized gains and losses from the sale of AFS securities in “Investment gains, net” in our consolidated statements of operations and comprehensive income (loss).
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended
	December 31,
	2013	2012	2011
	(Dollars in millions)
Gross realized gains	$1,632	$40	$182
Gross realized losses	979	16	90
Total proceeds (1)	15,157	634	2,152
__________
s

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”
The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of December 31, 2013 and 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2013
	Total Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI (2)	Gross Unrealized Losses - Other (3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$6,227	$390	$—	$(44)	$6,573
Freddie Mac	6,365	477	—	—	6,842
Ginnie Mae	512	76	—	—	588
Alt-A private-label securities	6,240	1,151	(40)	(2)	7,349
Subprime private-label securities	6,232	991	(102)	(53)	7,068
CMBS	1,526	80	—	—	1,606
Mortgage revenue bonds	5,645	35	(228)	(196)	5,256
Other mortgage-related securities	2,943	164	(15)	(203)	2,889
Total	$35,690	$3,364	$(385)	$(498)	$38,171
.

	As of December 31, 2012
	Total Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI (2)	Gross Unrealized Losses - Other (3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$9,580	$871	$—	$(16)	$10,435
Freddie Mac	8,652	728	—	—	9,380
Ginnie Mae	645	106	—	—	751
Alt-A private-label securities	11,356	452	(637)	(96)	11,075
Subprime private-label securities	8,137	217	(669)	(238)	7,447
CMBS	12,284	824	—	(11)	13,097
Mortgage revenue bonds	7,782	157	(45)	(52)	7,842
Other mortgage-related securities	3,330	109	(18)	(267)	3,154
Total	$61,766	$3,464	$(1,369)	$(680)	$63,181
__________
s

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments as well as net other-than-temporary impairments (“OTTI”) recognized in our consolidated statements of operations and comprehensive income (loss).

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of December 31, 2013 and 2012.

	As of December 31, 2013
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(40)	$975	$(4)	$126
Alt-A private-label securities	(12)	490	(30)	308
Subprime private-label securities	(24)	448	(131)	1,332
Mortgage revenue bonds	(147)	1,662	(277)	970
Other mortgage-related securities	—	5	(218)	1,066
Total	$(223)	$3,580	$(660)	$3,802

	As of December 31, 2012
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$599	$(11)	$372
Alt-A private-label securities	(18)	541	(715)	4,465
Subprime private-label securities	(14)	243	(893)	5,058
CMBS	—	—	(11)	240
Mortgage revenue bonds	(3)	127	(94)	1,198
Other mortgage-related securities	(3)	95	(282)	1,529
Total	$(43)	$1,605	$(2,006)	$12,862
Other-Than-Temporary Impairments
The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. As of December 31, 2013, $660 million of gross unrealized losses on AFS securities had existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of December 31, 2013 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive income.” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of December 31, 2013 that was 85% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities with unrealized losses of 12 consecutive months or longer. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.
The following table displays our net other-than-temporary impairments by major security type recognized in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011. Net other-than-temporary impairments include credit losses on debt securities we do not intend to sell and the excess of amortized cost over the fair value of debt securities we intend to sell.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended
	December 31,
	2013	2012	2011
	(Dollars in millions)
Alt-A private-label securities	$34	$365	$563
Subprime private-label securities	5	329	(303)
Other	25	19	48
Net other-than-temporary impairments(1)	$64	$713	$308
__________

(1)
Includes $34 million of other-than-temporary impairments recognized in earnings for the year ended December 31, 2013, related to our intent to sell the related securities before recovery of their amortized cost basis.

Net other-than-temporary impairments recognized for the year ended December 31, 2013 decreased compared with the year ended December 31, 2012. In 2013, net other-than-temporary impairments were primarily driven by a change in our intent to sell certain securities. As a result, we recognized the entire difference between the amortized cost basis of these securities and their fair value as net other-than-temporary impairments.
In 2012, net other-than-temporary impairments were primarily driven by an update to the assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities, which resulted in a significant decrease in the net present value of projected cash flows on these securities.
The following table displays activity related to the unrealized credit loss component on debt securities held by us and recognized in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013 and 2012. A related unrealized noncredit loss component of $118 million for the year ended December 31, 2013, related unrealized noncredit gain component of $402 million for the year ended December 31, 2012 and a related unrealized noncredit loss component of $306 million for the year ended December 31, 2011, was recognized in “Other comprehensive income.”

	For the Year Ended
	December 31,
	2013	2012
	(Dollars in millions)
Balance, beginning of period	$9,214	$8,915
Additions for the credit component on debt securities for which OTTI was not previously recognized	20	15
Additions for the credit component on debt securities for which OTTI was previously recognized	10	698
Reductions for securities no longer in portfolio at period end	(543)	(5)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(399)	—
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(398)	(409)
Balance, end of period	$7,904	$9,214
As of December 31, 2013, those debt securities with other-than-temporary impairment that we recognized in our consolidated statements of operations and comprehensive income (loss) consisted predominantly of Alt-A and subprime private-label securities. We evaluate Alt-A (including option adjustable rate mortgage (“Option ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security-level cash flows. We have recorded other-than-temporary impairments for the year ended December 31, 2013 based on this analysis. For securities that we determined were not other-than-temporarily impaired, we concluded that either the security had no projected credit loss or, if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays the modeled attributes, including default rates and severities, which were used to determine as of December 31, 2013 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

	As of December 31, 2013
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$442	$209	$999	$170	$569
Weighted average collateral default(1)	31.0%	24.8%	11.0%	21.0%	15.3%
Weighted average collateral severities(2)	55.4	52.1	50.9	40.5	36.4
Weighted average voluntary prepayment rates(3)	7.0	8.1	11.1	8.2	8.5
Average credit enhancement(4)	46.8	4.9	11.3	20.8	6.6
2005:
Unpaid principal balance	$47	$811	$880	$415	$1,412
Weighted average collateral default(1)	52.8%	36.9%	25.1%	36.8%	29.5%
Weighted average collateral severities(2)	60.9	55.7	54.4	47.4	44.7
Weighted average voluntary prepayment rates(3)	2.7	6.9	9.1	7.6	8.3
Average credit enhancement(4)	48.5	8.0	0.7	12.3	2.9
2006:
Unpaid principal balance	$9,439	$831	$414	$1,140	$1,251
Weighted average collateral default(1)	56.7%	46.5%	27.0%	40.8%	20.6%
Weighted average collateral severities(2)	62.8	49.9	56.2	48.8	43.7
Weighted average voluntary prepayment rates(3)	2.3	5.3	7.5	7.0	9.0
Average credit enhancement(4)	10.1	4.7	0.1	0.6	—
2007 & After:
Unpaid principal balance	$475	$—	$—	$—	$88
Weighted average collateral default(1)	52.4%	N/A	N/A	N/A	24.3%
Weighted average collateral severities(2)	40.8	N/A	N/A	N/A	43.5
Weighted average voluntary prepayment rates(3)	1.6	N/A	N/A	N/A	7.6
Average credit enhancement(4)	23.3	N/A	N/A	N/A	20.5
Total:
Unpaid principal balance	$10,403	$1,851	$2,293	$1,725	$3,320
Weighted average collateral default(1)	55.4%	39.8%	19.3%	37.9%	23.6%
Weighted average collateral severities(2)	61.7	52.4	54.0	48.1	43.4
Weighted average voluntary prepayment rates(3)	2.4	6.3	9.7	7.2	8.6
Average credit enhancement(4)	12.4	6.2	5.2	5.4	2.9
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)	The average percent current credit enhancement provided by subordination of other securities. Excludes excess interest projections and monoline bond insurance.
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments, as of December 31, 2013. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of December 31, 2013
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$6,227	$6,573	$—	$—	$322	$341	$376	$404	$5,529	$5,828
Freddie Mac	6,365	6,842	—	—	327	349	674	729	5,364	5,764
Ginnie Mae	512	588	—	—	1	1	33	38	478	549
Alt-A private-label securities	6,240	7,349	—	—	1	1	—	—	6,239	7,348
Subprime private-label securities	6,232	7,068	—	—	—	—	—	—	6,232	7,068
CMBS	1,526	1,606	—	—	1,435	1,513	—	—	91	93
Mortgage revenue bonds	5,645	5,256	40	42	260	264	584	586	4,761	4,364
Other mortgage-related securities	2,943	2,889	—	—	—	4	40	41	2,903	2,844
Total	$35,690	$38,171	$40	$42	$2,346	$2,473	$1,707	$1,798	$31,597	$33,858
Weighted average yield(1)	5.42%		5.88%		4.58%		5.94%		5.45%
__________

(1)
Yields are determined by dividing interest income (including amortization and accretion of premiums, discounts and other cost basis adjustments) by amortized cost balances as of year-end. Yields on tax-exempt obligations have been computed on a tax equivalent basis.

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
For those guarantees recognized in our consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $42.6 billion and $50.6 billion as of December 31, 2013 and 2012, respectively.
In addition, we had maximum potential exposure of $7.3 billion and $8.3 billion for other guarantees not recognized in our consolidated balance sheets as of December 31, 2013 and 2012, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to January 1, 2010, the effective date of current accounting guidance on guaranty accounting.
The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our consolidated balance sheets was $12.0 billion and $13.3 billion as of December 31, 2013 and 2012, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

on guarantees not recognized in our consolidated balance sheets was $3.1 billion and $3.6 billion as of December 31, 2013 and 2012, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.
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
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of loans 60 days or more past due, and other loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, original debt service coverage ratios (“DSCR”) below 1.1, current DSCR below 1.0, and high original and current estimated LTV ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
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
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of December 31, 2013 and 2012.

	As of December 31,
	2013(1)			2012(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.41%	0.44%	2.54%	1.75%	0.63%	3.66%
Percentage of single-family conventional loans(4)	1.64	0.49	2.38	1.96	0.66	3.29

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2013(1)		2012(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	7%	12.22%	13%	13.42%
Geographical distribution:
California	20	0.98	19	1.69
Florida	6	6.89	6	10.06
Illinois	4	3.12	4	4.70
New Jersey	4	6.25	4	6.92
New York	5	4.42	6	4.70
All other states	61	1.85	61	2.56
Product distribution:
Alt-A	5	9.23	6	11.36
Subprime	*	16.93	*	20.60
Vintages:
2005	4	7.26	5	7.79
2006	3	11.26	5	12.15
2007	5	12.18	7	12.99
2008	3	6.69	5	6.63
All other vintages	85	1.02	78	1.36
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	10.90	1	14.76
__________

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of December 31, 2013 and 2012.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of December 31, 2013 and 2012.

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

	As of December 31,
	2013(1)(2)		2012(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.03%	0.10%	0.23%	0.24%

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2013(1)		2012(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	3%	0.23%	4%	0.36%
Less than or equal to 80%	97	0.10	96	0.24
Original debt service coverage ratio:
Less than or equal to 1.10	7	*	8	0.22
Greater than 1.10	93	0.11	92	0.25
Current debt service coverage ratio less than 1.0(5)	4	1.09	5	2.11
__________
* Represents a serious delinquency rate of less than 0.005%.

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of December 31, 2013 and 2012, excluding loans that have been defeased.

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

7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held for sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property, net of the related valuation allowance, for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Beginning balance, January 1	$10,489	$11,373	$16,173
Additions	15,662	16,292	18,049
Disposals	(13,919)	(16,629)	(21,617)
Write-downs, net of recoveries	(611)	(547)	(1,232)
Ending balance, December 31(1)	$11,621	$10,489	$11,373
__________

(1)	Includes valuation allowance of $686 million, $669 million and $1.0 billion for the years ended December 31, 2013, 2012 and 2011, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We classify as held for use those properties that we do not intend to sell or that are not ready for immediate sale in their current condition, which are included in “Other assets” in our consolidated balance sheets. The following table displays the activity and carrying amount of acquired properties held for use for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Beginning balance, January 1	$873	$835	$889
Transfers in from held for sale, net and additions	544	1,173	1,045
Transfers to held for sale, net	(1,027)	(748)	(547)
Depreciation, asset write-downs, and other	(134)	(387)	(552)
Ending balance, December 31	$256	$873	$835
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of December 31, 2013 and 2012.

	As of December 31,
	2013		2012
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Fixed-rate short-term debt:
Discount notes(2)	$71,933	0.12%	$104,730	0.15%
Foreign exchange discount notes(3)	362	1.07	503	1.61
Total short-term debt of Fannie Mae	72,295	0.13	105,233	0.16
Debt of consolidated trusts	2,154	0.09	3,483	0.15
Total short-term debt	$74,449	0.13%	$108,716	0.16%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

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

Intraday Lines of Credit
We periodically use secured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $20.0 billion and $15.0 billion as of December 31, 2013 and 2012, respectively. We had no borrowings outstanding from these lines of credit as of December 31, 2013 or 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of December 31, 2013 and 2012.

	As of December 31,
	2013			2012
	Maturities	Outstanding	Weighted- Average Interest Rate (1)	Maturities	Outstanding	Weighted- Average Interest Rate (1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2014 - 2030	$212,234	2.45%	2013 - 2030	$251,768	2.59%
Medium-term notes(2)	2014 - 2023	161,445	1.28	2013 - 2022	172,288	1.35
Foreign exchange notes and bonds	2021 - 2028	682	5.41	2021 - 2028	694	5.44
Other(3)(4)	2014 - 2038	38,444	4.99	2013 - 2038	40,819	4.99
Total senior fixed		412,805	2.24		465,569	2.35
Senior floating:
Medium-term notes(2)	2014 - 2019	38,441	0.20	2013 - 2019	38,633	0.27
Other(3)(4)	2020 - 2037	955	5.18	2020 - 2037	365	8.22
Total senior floating		39,396	0.32		38,998	0.33
Subordinated fixed:
Qualifying subordinated	2014	1,169	5.27	2013 - 2014	2,522	5.00
Subordinated debentures(5)	2019	3,507	9.92	2019	3,197	9.92
Total subordinated fixed		4,676	8.76		5,719	7.75
Secured borrowings(6)	2021 - 2022	262	1.86	2021 - 2022	345	1.87
Total long-term debt of Fannie Mae(7)		457,139	2.14		510,631	2.25
Debt of consolidated trusts(4)	2014 - 2053	2,702,935	3.26	2013 - 2052	2,570,170	3.36
Total long-term debt		$3,160,074	3.10%		$3,080,801	3.18%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes long-term debt that is not included in other debt categories.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

(5)	Consists of subordinated debt issued with an interest deferral feature.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Reported amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $4.8 billion and $6.0 billion as of December 31, 2013 and 2012, respectively.
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
Characteristics of Debt
As of December 31, 2013 and 2012, the face amount of our debt securities of Fannie Mae was $534.3 billion and $621.8 billion, respectively. As of December 31, 2013 and 2012, we had zero-coupon debt with a face amount of $86.8 billion and $120.7 billion, respectively, which had an effective interest rate of 1.29% and 0.93%, respectively.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2013 and 2012 included $168.4 billion and $177.8 billion, respectively, of callable debt that could be redeemed in whole or in part at our option or the option of the investor any time on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2013 by year of maturity for each of the years 2014 through 2018 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2014	$89,844	$246,234
2015	70,896	73,214
2016	80,015	48,931
2017	81,896	44,430
2018	52,098	20,813
Thereafter	82,390	23,517
Total debt of Fannie Mae(1)	457,139	457,139
Debt of consolidated trusts(2)	2,702,935	2,702,935
Total long-term debt(3)	$3,160,074	$3,160,074
__________

(1)	Reported amount includes a net unamortized discount, fair value adjustments and other cost basis adjustments of $4.8 billion.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of December 31, 2013 and 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2013				December 31, 2012
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$68,637	$5,378	$93,428	$(4,759)	$19,450	$270	$239,017	$(18,237)
Receive-fixed	67,527	3,320	156,250	(3,813)	231,346	10,514	57,190	(200)
Basis	27,014	36	600	—	23,199	151	1,700	—
Foreign currency	389	120	653	(38)	686	193	509	(45)
Swaptions:
Pay-fixed	33,400	445	48,025	(600)	33,050	102	36,225	(184)
Receive-fixed	8,000	117	48,025	(484)	15,970	3,572	36,225	(2,279)
Other(1)	769	28	13	(1)	7,374	26	13	(1)
Total gross risk management derivatives	205,736	9,444	346,994	(9,695)	331,075	14,828	370,879	(20,946)
Accrued interest receivable (payable)	—	786	—	(930)	—	1,242	—	(1,508)
Netting adjustment(2)	—	(8,422)	—	9,370	—	(15,791)	—	22,046
Total net risk management derivatives	$205,736	$1,808	$346,994	$(1,255)	$331,075	$279	$370,879	$(408)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$1,138	$1	$4,353	$(31)	$12,360	$27	$5,232	$(8)
Forward contracts to purchase mortgage-related securities	3,276	4	20,861	(168)	34,545	103	12,557	(23)
Forward contracts to sell mortgage-related securities	35,423	260	7,886	(15)	18,886	26	75,477	(266)
Total mortgage commitment derivatives	$39,837	$265	$33,100	$(214)	$65,791	$156	$93,266	$(297)
Derivatives at fair value	$245,573	$2,073	$380,094	$(1,469)	$396,866	$435	$464,145	$(705)
__________

(1)
Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $2.0 billion and $6.3 billion as of December 31, 2013 and 2012, respectively. Since the agreements related to clearing contracts through derivatives clearing organizations do not provide us with a legal right of offset, no netting adjustments have been made for these contracts. Cash collateral received was $1.0 billion as of December 31, 2013. No cash collateral was received as of December 31, 2012.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position was $2.1 billion and $6.4 billion, for which we posted collateral of $2.0 billion and $6.3 billion in the normal course of business as of December 31, 2013 and 2012, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $130 million and $159 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2013 and 2012, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our OTC-cleared derivatives contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income (loss). The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$14,393	$(2,254)	$(12,633)
Receive-fixed	(10,721)	1,102	4,784
Basis	(115)	78	60
Foreign currency	(101)	59	120
Swaptions:
Pay-fixed	(238)	132	860
Receive-fixed	307	410	2,932
Other(1)	21	(35)	(75)
Accrual of periodic settlements:
Pay-fixed interest-rate swaps	(4,463)	(4,427)	(5,407)
Received-fixed interest-rate swaps	3,632	2,950	3,155
Basis	44	21	26
Foreign-currency swaps	16	16	36
Other(1)	4	10	3
Total risk management derivatives fair value gains (losses), net	$2,779	$(1,938)	$(6,139)
Mortgage commitment derivatives fair value gains (losses), net	501	(1,688)	(423)
Total derivatives fair value gains (losses), net	$3,280	$(3,626)	$(6,562)
__________

(1)	Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
See “Note 17, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2013 and 2012.
10. Income Taxes
We operate as a government-sponsored enterprise. We are subject to federal income tax, but we are exempt from state and local income taxes.
Deferred Tax Assets and Liabilities
We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets as of the end of each quarter, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.
Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including:

•	the sustainability of recent profitability required to realize the deferred tax assets;

•	the cumulative net income or losses in our consolidated statements of operations in recent years;

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years;

•	the funding available to us under the senior preferred stock purchase agreement; and

•	the carryforward periods for net operating losses, capital losses and tax credits.
As of December 31, 2012, we had a valuation allowance against our deferred tax assets of $58.9 billion. After weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of March 31, 2013. Therefore, we concluded that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that were expected to be released against income before federal income taxes for the remainder of the year.
The positive evidence that weighed in favor of releasing the allowance as of March 31, 2013 and ultimately outweighed the negative evidence against releasing the allowance was the following:

•	our profitability in 2012 and the three months ended March 31, 2013 and our expectations regarding the sustainability of these profits;

•	our three-year cumulative income position as of March 31, 2013;

•	the strong credit profile of the loans we have acquired since 2009;

•	the significant size of our guaranty book of business and our contractual rights for future revenue from this book of business;

•	our taxable income for 2012 and our expectations regarding the likelihood of future taxable income; and

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	that our net operating loss carryforwards would not expire until 2030 through 2031. We anticipated that we would utilize all of these carryforwards upon filing our 2013 federal income tax return.
Releasing the majority of the valuation allowance did not reduce the funding available to us under the senior preferred stock purchase agreement and therefore did not result in regulatory actions that would limit our business operations to ensure our safety and soundness. In addition, we transitioned from a three-year cumulative loss position over the three years ended December 31, 2012 to a three-year cumulative income position over the three years ended March 31, 2013. The change in these conditions during the three months ended March 31, 2013 removed negative evidence that supported maintaining the valuation allowance against our net deferred tax assets as of December 31, 2012.
As of December 31, 2013, we continued to conclude that the positive evidence in favor of releasing the allowance outweighed the negative evidence against releasing the allowance and that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. As of December 31, 2013, we had no additional valuation allowance except for the $525 million of the valuation allowance we retained that pertains to our capital loss carryforwards, which we believe will expire unused. We recognized a benefit for federal income taxes of $45.4 billion in our consolidated statement of operations and comprehensive income for the year ended December 31, 2013 due to the release of the valuation allowance, partially offset by our 2013 provision for federal income taxes. The balance of our net deferred tax assets was $47.6 billion as of December 31, 2013 compared with net deferred tax liabilities of $509 million as of December 31, 2012.
The following table displays our deferred tax assets, deferred tax liabilities and valuation allowance as of December 31, 2013 and 2012.

	As of December 31,
	2013	2012
	(Dollars in millions)
Deferred tax assets:
Allowance for loan losses and basis in acquired property, net	$20,918	$26,263
Mortgage and mortgage-related assets	16,350	14,912
Debt and derivative instruments	3,958	5,450
Partnership credits	4,172	5,933
Partnership and other equity investments	1,255	1,610
Net operating loss and alternative minimum tax credit carryforwards	330	2,586
Other, net	1,972	2,084
Total deferred tax assets	48,955	58,838
Deferred tax liabilities:
Unrealized gains on AFS securities, net	868	496
Other, net	2	—
Total deferred tax liabilities	870	496
Valuation allowance	(525)	(58,851)
Net deferred tax assets (liabilities)	$47,560	$(509)
As of December 31, 2013, we had no net operating loss carryforwards, $1.6 billion of capital loss carryforwards that expire in 2014 through 2018, $4.4 billion of partnership tax credit carryforwards that expire in various years through 2033 and $330 million of alternative minimum tax credit carryforwards that have an indefinite carryforward period.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Benefit for Income Taxes
The following table displays the components of our benefit for federal income taxes for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Current income tax (provision) benefit	$(3,067)	$—	$90
Deferred income tax benefit (1)	48,482	—	—
Benefit for federal income taxes	$45,415	$—	$90
__________

(1)	Amount excludes the income tax effect of items recognized directly in “Fannie Mae stockholders’ equity (deficit).”
We did not have any settlements with the IRS in 2013 or 2012. During 2011, we received a refund of $1.1 billion from the IRS related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years. In addition, we effectively settled our 2007 and 2008 tax years with the IRS and, as a result, we recognized an income tax benefit of $90 million in our consolidated statement of operations and comprehensive loss for 2011.
The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2013, 2012 and 2011, respectively.

	For the Year Ended December 31,
	2013	2012	2011
Statutory corporate tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	(0.2)	(0.7)	0.9
Equity investments in affordable housing projects	(1.5)	(3.9)	4.8
Other	0.2	0.2	1.0
Valuation allowance	(151.3)	(30.6)	(41.2)
Effective tax rate	(117.8)%	—%	0.5%
Our effective tax rate is the benefit for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rate was different from the federal statutory rate of 35% for the year ended December 31, 2013 due primarily to the release of our valuation allowance for our net deferred tax assets that resulted in the recognition of $58.3 billion in our benefit for income taxes. Our effective tax rate was different from the federal statutory rate of 35% for the year ended December 31, 2012 due primarily to the decrease to our valuation allowance for our net deferred tax assets that resulted in the recognition of $5.3 billion in our benefit for income taxes, fully offset by a corresponding decrease in our deferred tax assets. Our effective tax rate was different from the federal statutory rate of 35% for the year ended December 31, 2011 due primarily to the increase to our valuation allowance for our net deferred tax assets that resulted in the recognition of $7.0 billion in our provision for income taxes, fully offset by a corresponding increase in our deferred tax assets. Our effective tax rate for the year ended December 31, 2011 was further impacted by the release of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 2007 through 2008.
Unrecognized Tax Benefits
We had $514 million, $648 million, and $758 million of unrecognized tax benefits as of December 31, 2013, 2012 and 2011, respectively. Of these amounts, we had $60 million as of December 31, 2010 that was resolved favorably in 2011 and reduced our effective tax rate in 2011. There were no unrecognized tax benefits as of December 31, 2013 and 2012 that would reduce our effective tax rate in future periods. As of December 31, 2013 and 2012, we had no accrued interest payable related to unrecognized tax benefits. For the years ended December 31, 2013, 2012 and 2011, we had no interest expense related to unrecognized tax benefits and did not have any tax expense related to tax penalties.
The IRS is currently examining our federal income tax returns related to the 2009 and 2010 tax years. We reasonably expect to conclude the audit with the IRS by the end of 2014. As a result of this conclusion, it is reasonably possible that a $514

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million reduction of our gross balance of unrecognized tax benefits may occur within the next 12 months. In 2011, we effectively settled our federal income tax returns for the tax years 2007 and 2008 with the IRS, which resulted in a $105 million reduction in our gross balance of unrecognized tax benefits.
The following table displays the changes in our unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011, respectively.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Unrecognized tax benefits as of January 1	$648	$758	$864
Gross increases—tax positions in prior years	—	—	1
Gross decreases—tax positions in prior years	(134)	(110)	(2)
Settlements	—	—	(105)
Unrecognized tax benefits as of December 31(1)	$514	$648	$758
__________

(1)	Amounts exclude tax credits of $220 million as of December 31, 2013 and exclude tax credits and net operating losses of $648 million and $758 million as of December 31, 2012 and 2011, respectively.
11. (Loss) Earnings Per Share
The following table displays the computation of basic and diluted (loss) earnings per share of common stock for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars and shares in millions, except per share amounts)
Net income (loss)	$83,982	$17,220	$(16,855)
Less: Net (income) loss attributable to noncontrolling interest	(19)	4	—
Net income (loss) attributable to Fannie Mae	83,963	17,224	(16,855)
Dividends distributed or available for distribution to senior preferred stockholder(1)	(85,419)	(15,827)	(9,614)
Net (loss) income attributable to common stockholders	$(1,456)	$1,397	$(26,469)
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,737
Convertible preferred stock	—	131	—
Weighted-average common shares outstanding—Diluted(2)	5,762	5,893	5,737
(Loss) earnings per share:
Basic	$(0.25)	$0.24	$(4.61)
Diluted	$(0.25)	$0.24	$(4.61)
__________

(1)
Dividends available for distribution as of December 31, 2013 (relating to the dividend period for the three months ended March 31, 2014) are calculated based on our net worth as of December 31, 2013 less the applicable capital reserve amount of $2.4 billion. For quarterly dividend periods in 2013, dividends distributed were calculated based on our net worth as of the end of the immediately preceding fiscal quarter less the applicable capital reserve amount of $3.0 billion. During the years ended December 31, 2012 and 2011, an annual dividend rate of 10% on the aggregate liquidation preference was used to calculate the dividend.

(2)
Includes 4.6 billion, 4.7 billion and 4.6 billion for the years ended December 31, 2013, 2012 and 2011, respectively, of weighted-average shares of common stock, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2013, 2012 and 2011, respectively.

In 2012, the terms of the senior preferred stock purchase agreement were amended to ultimately require the payment of our entire net worth to Treasury. On December 31, 2013, we paid Treasury a senior preferred stock dividend of $8.6 billion for

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the fourth quarter of 2013. By March 31, 2014, we will pay Treasury a senior preferred stock dividend for the first quarter of 2014 of $7.2 billion, which equals the excess of our net worth as of December 31, 2013 over the $2.4 billion capital reserve amount applicable for dividend periods in 2014 under the terms of the senior preferred stock purchase agreement with Treasury.
There was no impact to the numerator of our diluted EPS calculation from the dilutive convertible preferred stock for the year ended December 31, 2013.
12. Employee Retirement Benefits
We sponsor both defined benefit plans and defined contribution plans for our employees, as well as a healthcare plan that provides certain health benefits for retired employees and their dependents. Net periodic benefit costs for defined benefit and healthcare plans, which are determined on an actuarial basis, and expenses for our defined contribution plans, are included in “Salaries and employee benefits expense” in our consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2013, 2012 and 2011, we recognized net periodic benefit costs for our defined benefit and healthcare plans and expenses for our defined contribution plans of $94 million, $133 million and $118 million, respectively.
Defined Benefit Pension Plans and Postretirement Health Care Plan
Our defined benefit pension plans include qualified and nonqualified noncontributory plans. Our qualified defined benefit pension plan is the Fannie Mae Retirement Plan (referred to as our “qualified pension plan”). Our nonqualified defined benefit pension plans include the Executive Pension Plan, Supplemental Pension Plan and the Supplemental Pension Plan of 2003. These plans cover certain employees and supplement the benefits payable under the qualified pension plan. Benefits under the Executive Pension Plan are paid through a rabbi trust. In 2007, the defined benefit pension plans were amended to cease benefits accruals for employees that did not meet certain criteria to be grandfathered under the plans. Effective December 31, 2009, our Executive Pension Plan was amended to cease benefit accruals for participating employees. In April 2013, the Board of Directors approved plan amendments effective June 30, 2013 to cease benefit accruals for our qualified pension plan, our Supplemental Pension Plan and our Supplemental Pension Plan of 2003, which resulted in a curtailment and a remeasurement of these plans.
In October 2013, pursuant to a directive from our conservator, our Board of Directors approved an amendment to terminate our qualified pension plan and our nonqualified Supplemental Pension Plan, Supplemental Pension Plan of 2003 and Executive Pension Plan, effective December 31, 2013. We plan to distribute all benefits remaining under the qualified pension plan following receipt of regulatory approvals. We expect the distribution for the qualified and nonqualified pension plans to be completed by December 31, 2015. Except for retirees receiving payments under the qualified pension plan (or “in pay status”), participants in the qualified pension plan will have the choice of receiving either a single lump sum payment or an annuity. Retirees in pay status will continue to receive payments of their pension plan benefits pursuant to their current annuity elections. We plan to purchase annuity contracts from an insurance company for retirees and participants that choose annuities as a payment option. All participants in the nonqualified pension plans will receive lump sum payments of their remaining accrued benefits under the plans. The lump sum payments paid to participants in all of the terminated plans will represent the actuarial equivalent value of the participants’ remaining accrued benefits under the plans as of the applicable distribution dates, calculated in accordance with the terms of the plans using the plans’ benefit reduction factors for early retirement applicable for annuity payments and based on the participants’ ages on the distribution dates.
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
We also sponsor a postretirement Health Care Plan that covers substantially all regular full-time employees who meet the applicable age and service requirements at the time they terminate employment with us. We subsidize premium costs for

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

medical coverage for some employees who meet the age and service requirements. Employees hired after 2007 receive access to our retiree medical plan, when eligible, but they do not qualify for the subsidy.
The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the years ended December 31, 2013, 2012 and 2011. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year, except for the interim remeasurement in April 2013 due to the plan amendments to cease benefit accruals as of June 30, 2013.

	For the Year Ended December 31,
	2013		2012		2011
		Other Post-		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan	Plans	Plan
	(Dollars in millions)
Service cost	$22	$6	$37	$6	$39	$6
Interest cost	68	8	72	9	72	9
Expected return on plan assets	(85)	—	(73)	—	(69)	—
Curtailment gain	(5)	—	—	—	—	—
Amortization	16	(4)	30	(3)	12	(7)
Net periodic benefit cost	$16	$10	$66	$12	$54	$8
Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized over the period prior to the full eligibility date for the other postretirement Health Care Plan. The balance in prior service cost for pension plans was fully recognized in 2013 due to the curtailment of benefits. Subsequent to the plan amendments to cease benefit accruals effective June 30, 2013, actuarial gains and losses for pension plans are amortized over the average expected life of all participants.
The following table displays the changes in the pre-tax and after-tax amounts recognized in AOCI that have not been recognized as a component of net periodic benefit cost for the years ended December 31, 2013 and 2012.

	For the Year Ended
	2013		2012
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)
Actuarial Loss:
Beginning balance, January 1	$499	$43	$393	$36
Current year actuarial (gain) loss	(236)	(34)	135	8
Actuarial gain due to curtailment	(135)	—	—	—
Actuarial loss due to plan amendment(1)	226	—	—	—
Amortization	(16)	(2)	(29)	(1)
Ending balance, December 31	338	7	499	43
Prior Service Cost (Credit):
Beginning balance, January 1	$3	$(40)	$4	$(46)
Prior service credit due to curtailment	(3)	—	—	—
Amortization	—	5	(1)	6
Ending balance, December 31	—	(35)	3	(40)
Pre-tax amount recorded in AOCI	$338	$(28)	$502	$3
After-tax amount recorded in AOCI	$406	$(11)	$502	$3
__________

(1)
Primarily includes the incremental costs incurred due to risk premiums required by insurance carriers to provide annuities and the higher actuarial value of lump sums distributed earlier than previously expected retirement ages.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We expect to recognize pre-tax amounts in AOCI of $6 million in net periodic benefit costs associated with our pension plans and $5 million in net periodic benefit credits associated with our other postretirement plan during 2014. Upon settlement of the pension plans, which is expected to be completed by December 31, 2015, the ending balance remaining in AOCI will be recognized in our consolidated statements of operations and comprehensive income (loss).
The following table displays the status of our pension and other postretirement plans as of December 31, 2013 and 2012.

	As of December 31,
	2013		2012
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$1,724	$201	$1,452	$183
Service cost	22	6	37	6
Interest cost	68	8	72	9
Plan participants’ contributions	—	2	—	2
Net actuarial loss (gain)	15	(34)	198	9
Curtailment	(142)	—	—	—
Benefits paid	(39)	(8)	(35)	(8)
Projected benefit obligation at end of year	1,648	175	1,724	201
Change in Plan Assets:
Fair value of plan assets at beginning of year	1,227	—	1,042	—
Actual return on plan assets	111	—	136	—
Employer contributions	25	6	84	6
Plan participants’ contributions	—	2	—	2
Benefits paid	(39)	(8)	(35)	(8)
Fair value of plan assets at end of year	1,324	—	1,227	—
Funded status at end of year(1)	$(324)	$(175)	$(497)	$(201)
__________

(1)	Included in “Other liabilities” in our consolidated balance sheets as of December 31, 2013 and 2012.
Actuarial gains or losses reflect annual changes in the amount of either the benefit obligation or the fair value of plan assets that result from the difference between actual experience and projected amounts or from changes in assumptions.
As of December 31, 2013, the projected benefit obligation is equal to the accumulated benefit obligation as a result of the amendment to cease benefit accruals as of June 30, 2013. As of December 31, 2012, the accumulated benefit obligation for our pension plans was $1.6 billion.
Contributions to the qualified pension plan increase the plan assets while contributions to the unfunded plans are made to fund current period benefit payments or to fulfill annual funding requirements. We were not required to make minimum contributions to our qualified pension plan for each of the years in the three-year period ended December 31, 2013 since we met the minimum funding requirements as prescribed by ERISA. However, we did make a discretionary contribution to our qualified pension plan of $16 million, $76 million and $124 million during 2013, 2012 and 2011, respectively.
During 2013, we also contributed $9 million to our nonqualified pension plans and $6 million to our other postretirement benefit plan. During 2014, we anticipate contributing $17 million to our benefit plans, consisting of $9 million to our nonqualified pension plans and $8 million to our other postretirement plan.
The fair value of plan assets of our funded qualified pension plan was less than our accumulated benefit obligation by $115 million and $140 million as of December 31, 2013 and 2012, respectively. There were no plan assets returned to us as of February 21, 2014 and we do not expect any plan assets to be returned to us during the remainder of 2014.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumptions
Pension and other postretirement benefit amounts recognized in our consolidated financial statements are determined on an actuarial basis using several different assumptions. The following table displays the actuarial assumptions for our plans used in determining the net periodic benefit costs and the projected and accumulated benefit obligations for the periods presented below.

	December 31,
	Pension Benefits				Postretirement Benefits
	2013		2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit costs for the years ended:
Discount rate	4.25%	(1)	4.95%	5.65%	4.05%	4.75%	5.40%
Average rate of increase in future compensation	N/A	(2)	4.00	4.00
Expected long-term weighted-average rate of return on plan assets	6.75		7.00	7.25
Weighted-average assumptions used to determine benefit obligation as of:
Discount rate	4.60%		4.15%	4.95%	4.93%	4.05%	4.75%
Average rate of increase in future compensation	N/A	(2)	4.00	4.00
Health care cost trend rate assumed for next year:
Pre-65					7.00%	7.50%	8.00%
Post-65					7.00	7.50	8.00
Rate that cost trend rate gradually declines to and remains at:					5.00	5.00	5.00
Year that rate reaches the ultimate trend rate					2018	2018	2018
__________

(1)	The pension benefit plans were remeasured as of April 30, 2013. As a result, a discount rate of 4.15% was used for the period January 1 through April 30, 2013.

(2)
Future compensation increases were not factored into the pension benefit plans after June 30, 2013. An average rate of increase in future compensation of 4% was used for the period January 1 through June 30, 2013.

As of December 31, 2013, the effect of a 1% increase in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by $6 million. The effect of a 1% decrease in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by $8 million.
We review our pension and other postretirement benefit plan assumptions on an annual basis. We calculate the net periodic benefit cost each year based on assumptions established at the end of the previous calendar year, unless we have a remeasurement as a result of a significant event relating to the plans. In determining our net periodic benefit costs, we assess the discount rate to be used in the annual actuarial valuation of our pension and other postretirement benefit obligations at year-end. We consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants, such as age and gender. As of December 31, 2013, the discount rate used to determine our obligation increased by 45 basis points for pension and 88 basis points for the other postretirement benefit plan, reflecting a corresponding rate increase in corporate-fixed income debt instruments during 2013. The discount rate used to determine our benefit obligation for the qualified plan as of December 31, 2013 reflects credit adjustments made by insurance carriers based on annuity pricing observed in the market. We also assess the long-term rate of return on plan assets for our qualified pension plan. The return on asset assumption reflects our expectations for plan-level returns over a term of approximately seven to ten years. Changes in assumptions used in determining pension and other postretirement benefits resulted in an increase in benefit cost of $26 million, $22 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Qualified Pension Plan Assets
The following table displays our qualified pension plan assets by asset category at their fair value as of December 31, 2013 and 2012. The fair value of assets in Level 1 have been determined based on quoted prices of identical assets in active markets as of year end, while the fair value of assets in Level 2 have been determined based on the net asset value per share of the investments as of year end. None of the fair values for plan assets were determined by using significant unobservable inputs, or Level 3.

	Fair Value Measurement as of December 31,
	2013			2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(Dollars in millions)
Cash equivalents	$—	$6	$6	$—	$16	$16
Equity securities:
U.S. large-cap(1)	—	—	—	405	—	405
U.S. mid/small cap(2)	—	—	—	105	—	105
International(3)	—	—	—	—	215	215
Fixed income investments:
Long-term U.S. investment grade corporate bond fund(4)	927	—	927	—	—	—
Long-term U.S. government bond fund(5)	257	—	257	—	—	—
Long-term U.S. government / credit bond fund(6)	134	—	134	—	—	—
Investment grade credit(7)	—	—	—	—	486	486
Total plan assets at fair value	$1,318	$6	$1,324	$510	$717	$1,227
__________

(1)	Consists of a publicly traded equity index fund that tracks the S&P 500.

(2)	Consists of a publicly traded equity index fund that tracks all regularly traded U.S. stocks except those in the S&P 500.

(3)	Consists of an international equity fund that tracks an index of approximately 6,100 securities across over 40 countries. United Kingdom has the largest share with 15%.

(4)	This mutual fund’s objective is to track the performance of the Barclays US Long Credit A/Better Index.

(5)	This mutual fund’s objective is to track the performance of the Barclays U.S. Treasury STRIPS 20-30 Year Equal Par Bond Index.

(6)	This mutual fund’s objective is to track the performance of the Barclays US Long Government/Credit Float Adjusted Index.

(7)
Consists of a bond fund that tracks a broadly diversified investment grade index that consists of approximately 3,600 issuances of investment grade bonds from diverse industries. International markets represent 19% of the fund.

Our investment strategy is to invest in a manner intended to stabilize the qualified pension plan’s funded status. The assets of the qualified pension plan consist of diversified long duration, fixed income index funds primarily holding U.S. government and corporate fixed income securities. In addition, the plan holds liquid short-term investments that provide for the plan’s ongoing cash flow needs.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Expected Benefit Payments
The following table displays the benefits we expect to pay in each of the next five years and in the aggregate for the subsequent five years for our pension plans and other postretirement plan and are based on the same assumptions used to measure our benefit obligation as of December 31, 2013.

	Expected Retirement Plan Benefit Payments
			Other Postretirement Benefits
	Pension Benefits		Before Medicare Part D Subsidy	Medicare Part D Subsidy
	(Dollars in millions)
2014	$37		$8	$1
2015	1,763	(1)	8	1
2016	N/A	(1)	9	1
2017	N/A	(1)	10	1
2018	N/A	(1)	10	1
2019 — 2023	N/A	(1)	64	6
__________

(1)	Benefits under the pension plans are expected to be distributed by December 31, 2015.
Defined Contribution Plans
Retirement Savings Plan
The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. There was no option to invest directly in our common stock for the years ended December 31, 2013, 2012 and 2011. We recorded expense for this plan of $65 million, $53 million and $55 million for the years ended December 31, 2013, 2012 and 2011, respectively. Employees who were active in the qualified pension plan as of June 30, 2013 (referred to as “grandfathered employees”) became eligible for additional benefits under the Retirement Savings Plan effective July 1, 2013.
We match employee contributions in cash up to 6% of eligible compensation (base salary, overtime pay and eligible incentive compensation). Prior to July 1, 2013, grandfathered employees received a match of up to 3% of eligible compensation (base salary only). Effective July 1, 2013, the match level for grandfathered employees was increased to 6% and eligible compensation was changed to include base salary, overtime pay and eligible incentive compensation. Matching contributions for all employees other than grandfathered employees are immediately 100% vested. Matching contributions for grandfathered employees were fully vested after five years of service.
Grandfathered employees who were both (1) at least age 50, and (2) the sum of whose age and years of vested service under our qualified pension plan was 65 or more, as of June 30, 2013 will receive an additional fully vested 4% contribution under the plan each year for the period July 1, 2013 through June 2018.
All employees receive an additional 2% contribution regardless of employee contributions to this plan. Participants are fully vested in this 2% contribution after three years of service.
The maximum employee contribution as established by the IRS was $17,500, $17,000 and $16,500 for the years ended December 31, 2013, 2012 and 2011, with additional “catch-up” contributions permitted for participants aged 50 and older of $5,500.
Supplemental Retirement Savings Plan
The Supplemental Retirement Savings Plan is an unfunded, nonqualified defined contribution plan. This plan supplements our Retirement Savings Plan to provide benefits to employees whose annual eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans, which is $255,000 in 2013. Eligible compensation consists of base salary plus eligible incentive compensation earned, if any, up to a combined maximum of two times base salary. Prior to July 1, 2013, employees who were active in our qualified pension plan were not eligible for this plan.

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
Single-Family
The primary source of revenue for our Single-Family business is the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS, most of which are held within consolidated trusts, and on the single-family mortgage loans held in our retained mortgage portfolio. The primary source of profit for the Single-Family segment is the difference between the guaranty fees earned and the costs of providing the guaranty, including credit-related expense.
Our segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive income (loss) in order to reflect the activities and results of the Single-Family segment. The significant differences from the consolidated statements of operations and comprehensive income (loss) are as follows:

•
Guaranty fee income—Guaranty fee income reflects the cash guaranty fees paid by MBS trusts to Single-Family, the amortization of deferred cash fees (both the previously recorded deferred cash fees that were eliminated from our consolidated balance sheets at transition and deferred guaranty fees received subsequent to transition that are currently recognized in our consolidated financial statements through interest income), such as buy-ups, buy-downs, and risk-based pricing adjustments, and the guaranty fees from the Capital Markets group on single-family loans in our retained mortgage portfolio. To reconcile to our consolidated statements of operations and comprehensive income (loss), we eliminate guaranty fees and the amortization of deferred cash fees related to consolidated trusts as they are now reflected as a component of interest income; however, such accounting continues to be reflected for the segment reporting presentation.

•
Net interest income or loss—Net interest loss within the Single-Family segment reflects interest expense to reimburse Capital Markets and consolidated trusts for contractual interest not received on mortgage loans, when interest income is no longer recognized in accordance with our nonaccrual accounting policy in our consolidated statements of operations and comprehensive income (loss). Net interest income (loss), also includes an allocated cost of capital charge among the three segments that is not included in net interest income in the consolidated statement of operations and comprehensive income (loss).

Multifamily
The primary sources of revenue for our Multifamily business are guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS, most of which are held within consolidated trusts, guaranty fees on the multifamily mortgage loans held in our retained mortgage portfolio and other fees associated with multifamily business activities. Investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. While the Multifamily guaranty business is similar to our Single-Family business, neither the economic return nor the nature of the credit risk is similar to that of Single-Family.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Gains or losses from partnership investments—Gains (losses) from partnership investments primarily reflect gains or losses on investments in affordable rental and for-sale housing partnerships measured under the equity method of accounting. To reconcile to our consolidated statements of operations and comprehensive income (loss), we adjust the gains or losses to reflect the consolidation of certain partnership investments.

Capital Markets Group
Our Capital Markets group generates most of its revenue from the difference, or spread, between the interest we earn on the mortgage assets in our retained mortgage portfolio and the interest we pay on the debt we issue to fund these assets. We refer to this spread as our net interest yield. Changes in the fair value of the derivative instruments and trading securities we hold and gains and losses on securitizations and sales of available-for-sale securities from our portfolio impact the net income or loss reported by the Capital Markets group. The net income or loss reported by our Capital Markets group is also affected by the impairment of AFS securities.
Our segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive income (loss) in order to reflect the activities and results of the Capital Markets group. The significant differences from the consolidated statements of operations and comprehensive income (loss) are as follows:

•
Net interest income—Net interest income reflects the interest income on mortgage loans and securities owned by Fannie Mae and interest expense on funding debt issued by Fannie Mae, including accretion and amortization of any cost basis adjustments. To reconcile to our consolidated statements of operations and comprehensive income (loss), we adjust for the impact of consolidated trusts and intercompany eliminations as follows:

•
Interest income: Interest income consists of interest on the segment’s interest-earning assets, which differs from interest-earning assets in our consolidated balance sheets. We exclude loans and securities that underlie the consolidated trusts from our Capital Markets group balance sheets. The net interest income reported by the Capital Markets group excludes the interest income earned on assets held by consolidated trusts. As a result, we report interest income and amortization of cost basis adjustments only on securities and loans that are held in our retained mortgage portfolio. For mortgage loans held in our retained mortgage portfolio, when interest income is no longer recognized in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes interest income for reimbursement from Single-Family and Multifamily for the contractual interest due under the terms of our intracompany guaranty arrangement.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following tables display our business segment financial results for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31, 2013
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$205	$(74)	$9,764	$10,939		$1,570	(3)	$22,404
Benefit for credit losses	8,469	480	—	—		—		8,949
Net interest income after benefit for credit losses	8,674	406	9,764	10,939		1,570		31,353
Guaranty fee income (expense)(4)	10,468	1,217	(1,115)	(5,233)	(5)	(5,132)	(5)	205	(5)
Investment gains (losses), net	3	21	4,911	(122)		(3,622)	(6)	1,191
Net other-than-temporary impairments	—	—	(64)	—		—		(64)
Fair value (losses) gains, net	(10)	—	3,148	(722)		543	(7)	2,959
Debt extinguishment gains, net	—	—	27	104		—		131
Gains from partnership investments(8)	—	498	—	—		19		517
Fee and other income (expense)	630	182	3,010	(321)		224		3,725
Administrative expenses	(1,706)	(280)	(559)	—		—		(2,545)
Foreclosed property income	2,736	103	—	—		—		2,839
TCCA fees(4)	(1,001)	—	—	—		—		(1,001)
Other (expenses) income	(628)	(2)	20	—		(133)		(743)
Income before federal income taxes	19,166	2,145	19,142	4,645		(6,531)		38,567
Benefit for federal income taxes(9)	29,110	7,924	8,381	—		—		45,415
Net income	48,276	10,069	27,523	4,645		(6,531)		83,982
Less: Net income attributable to noncontrolling interest	—	—	—	—		(19)	(10)	(19)
Net income attributable to Fannie Mae	$48,276	$10,069	$27,523	$4,645		$(6,550)		$83,963

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31, 2012(11)
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(790)	$(13)	$13,241	$7,156		$1,907	(3)	$21,501
Benefit for credit losses	672	180	—	—		—		852
Net interest (loss) income after benefit for credit losses	(118)	167	13,241	7,156		1,907		22,353
Guaranty fee income (expense)(4)	8,151	1,040	(1,291)	(4,737)	(5)	(2,951)	(5)	212	(5)
Investment gains (losses), net	8	37	6,217	(1)		(5,774)	(6)	487
Net other-than-temporary impairments	—	—	(711)	(2)		—		(713)
Fair value losses, net	(8)	—	(3,041)	(313)		385	(7)	(2,977)
Debt extinguishment (losses) gains, net	—	—	(277)	33		—		(244)
Gains from partnership investments(8)	—	123	—	—		(4)		119
Fee and other income (expense)	759	207	717	(395)		(13)		1,275
Administrative expenses	(1,590)	(269)	(508)	—		—		(2,367)
Foreclosed property income	247	7	—	—		—		254
TCCA fees(4)	(238)	—	—	—		—		(238)
Other expenses	(841)	(5)	(22)	—		(73)		(941)
Income before federal income taxes	6,370	1,307	14,325	1,741		(6,523)		17,220
(Provision) benefit for federal income taxes	(80)	204	(124)	—		—		—
Net income	6,290	1,511	14,201	1,741		(6,523)		17,220
Less: Net loss attributable to noncontrolling interest	—	—	—	—		4	(10)	4
Net income attributable to Fannie Mae	$6,290	$1,511	$14,201	$1,741		$(6,519)		$17,224

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31, 2011
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(2,411)	$(38)	$13,920	$5,765		$2,045	(3)	$19,281
Provision for credit losses	(26,453)	(265)	—	—		—		(26,718)
Net interest (loss) income after provision for credit losses	(28,864)	(303)	13,920	5,765		2,045		(7,437)
Guaranty fee income (expense)	7,507	884	(1,497)	(4,486)	(5)	(2,181)	(5)	227	(5)
Investment (losses) gains, net	(2)	18	3,711	(315)		(2,906)	(6)	506
Net other-than-temporary impairments	—	—	(306)	(2)		—		(308)
Fair value losses, net	(7)	—	(6,596)	(226)		208	(7)	(6,621)
Debt extinguishment (losses) gains, net	—	—	(254)	22		—		(232)
Gains from partnership investments(8)	—	81	—	—		—		81
Fee and other income (expense)	579	218	478	(329)		(10)		936
Administrative expenses	(1,638)	(264)	(468)	—		—		(2,370)
Foreclosed property expense	(765)	(15)	—	—		—		(780)
Other (expenses) income	(857)	25	(34)	—		(81)		(947)
(Loss) income before federal income taxes	(24,047)	644	8,954	429		(2,925)		(16,945)
Benefit (provision) for federal income taxes	106	(61)	45	—		—		90
Net (loss) income attributable to Fannie Mae	$(23,941)	$583	$8,999	$429		$(2,925)		$(16,855)
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our consolidated balance sheets.

(2)
Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities in the Capital Markets group’s retained mortgage portfolio that on a GAAP basis are eliminated.

(4)
Pursuant to the TCCA, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date by 10 basis points, and the incremental revenue must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.” This increase in guaranty fee is also included in the single-family average charged guaranty fee.

(5)
Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our consolidated statements of operations and comprehensive income (loss).

(6)
Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and in the Capital Markets group’s retained mortgage portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(7)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are in the Capital Markets group’s retained mortgage portfolio.

(8)	Gains from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive income (loss).

(9)	Primarily represents the release of the valuation allowance for our deferred tax assets that generally are directly attributable to each segment based on the nature of the item.

(10)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our consolidated balance sheets.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(11)	Certain prior period amounts have been reclassified to conform with the current period presentation.
The following table displays total assets by segment as of December 31, 2013 and 2012.

	As of December 31,
	2013	2012
	(Dollars in millions)
Single-Family	$41,206	$17,595
Multifamily	10,848	5,182
Capital Markets	596,436	723,217
Consolidated trusts	2,812,459	2,749,571
Eliminations/adjustments(1)	(190,841)	(273,143)
Total assets	$3,270,108	$3,222,422
__________

(1)
Includes the elimination of Fannie Mae MBS in the Capital Markets group’s retained mortgage portfolio that are issued by consolidated trusts. Also includes the elimination of the allowance for loan losses, allowance for accrued interest receivable and fair value losses previously recognized on acquired credit impaired loans as they are not treated as assets for Single-Family and Multifamily segment reporting purposes because these allowances and losses relate to loan assets that are held by the Capital Markets segment and consolidated trusts.

We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no assets in geographic locations other than the United States and its territories.
14.  Equity
Common Stock
Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2013 and 2012.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Preferred Stock
The following table displays our senior preferred stock and preferred stock outstanding as of December 31, 2013 and 2012.

		Issued and Outstanding as of December 31,						Annual Dividend Rate as of December 31, 2013
		2013		2012		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount					Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$117,149	1	$117,149	$117,149	(1)	N/A	(2)	N/A	(3)

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		0.230	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		0.080	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-I(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		7.750	(11)	December 31, 2010	(12)
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013
Total		556	$19,130	556	$19,130
__________

(1)	Initial stated value per share was $1,000. Based on our draws of funds under the senior preferred stock purchase agreement with Treasury, the stated value per share on December 31, 2013 was $117,149.

(2)
For the dividend period ended December 31, 2013, the dividend is calculated based on our net worth as of September 30, 2013, less the applicable capital reserve amount of $3.0 billion. Starting with the dividend period beginning January 1, 2014, the applicable capital reserve amount will be $2.4 billion for each dividend period in 2014 and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

(3)
Any liquidation preference of our senior preferred stock in excess of $1.0 billion may be repaid through an issuance of common or preferred stock, which would require the consent of the conservator and Treasury. The initial $1.0 billion liquidation preference may be repaid only in conjunction with termination of the senior preferred stock purchase agreement. The provisions for termination under the senior preferred stock purchase agreement are very restrictive and cannot occur while we are in conservatorship.

(4)	Rate effective March 31, 2012. Variable dividend rate resets every two years at a per annum rate equal to the two-year Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year.

(5)	Represents initial call date. Redeemable every two years thereafter.

(6)	Rate effective September 30, 2012. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7)	Rate effective December 31, 2013. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% or 10-year CMT rate plus 2.375%.

(8)	Issued and outstanding shares were 24,922 as of December 31, 2013 and 2012, respectively.

(9)	Rate effective December 31, 2013. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% or 3-Month LIBOR plus 0.75%.

(10)
On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(11)	Rate effective December 31, 2013. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%.

(12)	Represents initial call date. Redeemable every five years thereafter.

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
Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the years ended December 31, 2013 or 2012.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Senior Preferred Stock and Common Stock Warrant
On September 8, 2008, we issued to Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (“senior preferred stock”), with an aggregate stated value and initial liquidation preference of $1.0 billion. On September 7, 2008, we issued a warrant to purchase common stock to Treasury. The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The senior preferred stock and the warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. We did not receive any cash proceeds as a result of issuing these shares or the warrant. We have assigned a value of $4.5 billion to Treasury’s commitment, which has been recorded as a reduction to additional paid-in-capital and was partially offset by the aggregate fair value of the warrant. There was no impact to the total balance of stockholders’ equity as a result of the issuance.
Variable Liquidation Preference Senior Preferred Stock, Series 2008-2
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. To the extent dividends payable in any period are not paid in cash, the dividends will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to Treasury’s funding commitment provided in the senior preferred stock purchase agreement and any quarterly commitment fee payable under the senior preferred stock purchase agreement that is not paid in cash to or waived by Treasury will be added to the liquidation preference of the senior preferred stock. As of December 31, 2013, we have received a total of $116.1 billion under Treasury’s funding commitment and the aggregate liquidation preference of the senior preferred stock was $117.1 billion.
Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. Dividends declared and paid on our senior preferred stock were $82.5 billion, $11.6 billion and $9.6 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Effective January 1, 2013, the amount of dividends payable on the senior preferred stock for a dividend period is determined based on our net worth as of the end of the immediately preceding fiscal quarter. The new dividend payment provision is referred to as a “net worth sweep” provision. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was $3.0 billion for dividend periods in 2013, decreased to $2.4 billion for dividend periods in 2014 and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.
As a result of these dividend payment provisions, when we have quarterly earnings that result in a net worth greater than the applicable capital reserve amount, we will be required to pay dividends to Treasury in the next quarter; but if our net worth does not exceed the applicable capital reserve amount as of the end of a quarter, then we will not be required to accrue or pay any dividends in the next quarter.
The senior preferred stock ranks prior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless (1) full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash, and (2) all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the following paragraph) have been paid in cash. In addition, as described below under “Senior Preferred Stock Purchase Agreement with Treasury—Covenants,” the covenants under the senior preferred stock purchase agreement require that we obtain Treasury’s prior written consent before declaring or paying any dividends or other distributions with respect to our equity securities (other than the senior preferred stock or the warrant) and before redeeming, purchasing, retiring or otherwise acquiring any of our equity securities (other than the senior preferred stock or the warrant). Shares of the senior preferred stock are not convertible. Shares of the senior preferred stock have no general or special voting rights, other than those set forth in the certificate of designation for the senior preferred stock or otherwise required by law. The consent of holders of at least two-thirds of all outstanding shares of senior preferred stock is generally required to amend the terms of the senior preferred stock or to create any class or series of stock that ranks prior to or on parity with the senior preferred stock.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding (which requires Treasury’s approval), we are required to use the net proceeds of the issuance to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part.
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
Senior Preferred Stock Purchase Agreement with Treasury
Funding Commitment
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2013. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remained at $117.1 billion as of December 31, 2013.
While we had a positive net worth as of December 31, 2013, in some future periods we could have a net worth deficit and, if so, would be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. As of December 31, 2013, the remaining amount of funding available to us under the agreement was $117.6 billion.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitment Fee
Pursuant to the August 2012 amendment to the senior preferred stock purchase agreement described in “Note 1, Summary of Significant Accounting Policies,” effective January 1, 2013, the periodic commitment fee under the agreement will not be set, accrue or be payable. Treasury waived the quarterly commitment fee under the senior preferred stock purchase agreement for each quarter of 2012 and 2011.
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

•
Incur indebtedness that would result in our aggregate indebtedness exceeding $780.0 billion through December 31, 2013. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year;

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

The agreement, as amended, also provides that we may not own mortgage assets in excess of $552.5 billion as of December 31, 2013. On each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.
Under the agreement, the effect of changes in generally accepted accounting principles that occurred subsequent to the date of the agreement and that require us to recognize additional mortgage assets in our consolidated balance sheets are not considered for purposes of evaluating our compliance with the limitation on the amount of mortgage assets we may own. In addition, the definition of indebtedness in the agreement was revised to clarify that it also does not give effect to any change that may be made in respect of the FASB guidance on accounting for transfers of financial assets or any similar accounting guidance.
In addition, the agreement provides that we may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executive officer or other executive officer (each as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. As of December 31, 2013, we were in compliance with the senior preferred stock purchase agreement covenants.
We are required to provide an annual risk management plan to Treasury no later than December 15 of each year we remain in conservatorship, beginning in 2012. Each annual risk management plan is required to set out our strategy for reducing our

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

risk profile and to describe the actions we will take to reduce the financial and operational risks associated with each of our business segments. Each plan delivered after December 15, 2012 must include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our risk management plan to Treasury in December 2013.
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
Accumulated Other Comprehensive Income (Loss)
The following table displays our accumulated other comprehensive income (loss) by major categories as of December 31, 2013, 2012 and 2011.

	As of December 31,
	2013	2012	2011
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$365	$1,399	$1,152
Net unrealized gains (losses) on AFS securities for which we have recorded OTTI, net of tax	1,262	(465)	(1,953)
Prior service cost and actuarial losses, net of amortization, net of tax	(395)	(505)	(389)
Other losses	(29)	(45)	(45)
Accumulated other comprehensive income (loss)	$1,203	$384	$(1,235)

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below displays changes in accumulated other comprehensive income, net of tax, for the year ended December 31, 2013.

	For the year ended December 31, 2013
	Available-for-Sale Securities(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$934	$(550)	$384
Other comprehensive income before reclassifications	983	116	1,099
Amounts reclassified from other comprehensive income	(290)	10	(280)
Net other comprehensive income	693	126	819
Ending balance	$1,627	$(424)	$1,203
__________

(1)	The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an available-for-sale security or the recognition of a net impairment in earnings.

(2)	Primarily represents activity from our defined benefit pension plans.
The following table displays reclassifications from accumulated other comprehensive income, net of tax, including the affected line item in our consolidated statement of operations and comprehensive income for the year ended December 31, 2013.

For the Year Ended December 31, 2013
(Dollars in millions)
Net other than temporary impairments (net of tax of $22)	$42
Investment gains, net (net of tax of $179)	(332)
Salaries and employee benefits (net of tax of $5)	10
Total	$(280)
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
FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. We had a positive net worth of $9.6 billion and $7.2 billion as of December 31, 2013 and 2012, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays our regulatory capital classification measures as of December 31, 2013 and 2012.

	As of December 31,
	2013(1)	2012(1)
	(Dollars in millions)
Core capital(2)	$(108,811)	$(110,350)
Statutory minimum capital requirement(3)	28,472	30,862
Deficit of core capital over statutory minimum capital requirement	$(137,283)	$(141,212)
__________

(1)	Amounts as of December 31, 2013 and 2012 represent estimates that we have submitted to FHFA.

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
As of December 31, 2013 and 2012, we had a minimum capital deficiency of $137.3 billion and $141.2 billion, respectively. Under the terms of the senior preferred stock purchase agreement with Treasury, beginning January 1, 2013, we are required to pay Treasury each quarter dividends when, as and if declared, equal to the excess of our net worth as of the end of the immediately preceding fiscal quarter over an applicable capital reserve amount. As a result, in periods in which we have net worth, our minimum capital deficiency will decline to the extent of our net worth but the deficiency will increase in the subsequent period as we pay Treasury the corresponding preferred stock dividend. See “Note 14, Equity” for more information on capital and the terms of our senior preferred stock purchase agreement with Treasury. Set forth below are additional restrictions related to our capital requirements.
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
Restrictions Relating to Subordinated Debt. During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: our core capital is below 125% of our critical capital requirement; or our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. As of December 31, 2013 and 2012, our core capital was below 125% of our critical capital requirement; however, we have been directed by FHFA to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.
Restrictions Relating to Conservatorship. Our conservator announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock. In addition, FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the Director of FHFA. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, in 2012 the terms of the senior preferred stock purchase agreement and the senior preferred stock were amended to ultimately require the payment of our entire net worth to Treasury. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Note 14, Equity.”
Additional Restrictions Relating to Preferred Stock. Payment of dividends on our common stock is also subject to the prior payment of dividends on our preferred stock and our senior preferred stock. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock.
16. Concentrations of Credit Risk
Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, we have determined that concentrations of credit risk exist among single-family and multifamily borrowers (including geographic concentrations and loans with certain higher-risk characteristics), mortgage sellers and servicers, mortgage insurers, financial guarantors, lenders with risk sharing, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.
Single-Family Loan Borrowers
Regional economic conditions may affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates. The geographic dispersion of our single-family business has been consistently diversified over the years ended December 31, 2013 and 2012, with our largest exposures in the Western region of the United States, which represented approximately 28% and 27% of our single-family conventional guaranty book of business as of December 31, 2013 and 2012, respectively. Except for California, where approximately 20% and 19% of the gross unpaid principal balance of our single-family conventional mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2013 and 2012, respectively, were located, no other significant concentrations existed in any state.
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
Multifamily Loan Borrowers
Numerous factors affect a multifamily borrower’s ability to repay the loan and the value of the property underlying the loan. The most significant factors affecting credit risk are rental rates and capitalization rates for the mortgaged property. Rental rates vary among geographic regions of the United States. The average unpaid principal balance for multifamily loans is significantly larger than for single-family borrowers and, therefore, individual defaults for multifamily borrowers can result in more significant losses. However, these loans, while individually large, represent a small percentage of our total guaranty book of business. Our multifamily geographic concentrations have been consistently diversified over the years ended December 31, 2013 and 2012, with our largest exposure in the Western region of the United States, which represented 31% and 32% of our multifamily guaranty book of business as of December 31, 2013 and 2012, respectively. Except for California and New York, no other significant concentrations existed in any other states as of December 31, 2013 and 2012. As of December 31, 2013, 24% and 12% of the gross unpaid principal balance of multifamily mortgage loans held by us or securitized in Fannie Mae MBS were located in California and New York, respectively. As of December 31, 2012, 25% and 13% of the gross unpaid principal balance of multifamily mortgage loans held by us or securitized in Fannie Mae MBS were located in California and New York, respectively.
As part of our multifamily risk management activities, we perform detailed loan reviews that evaluate borrower and geographic concentrations, lender qualifications, counterparty risk, property performance and contract compliance. We

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

generally require mortgage servicers to submit periodic property operating information and condition reviews, allowing us to monitor the performance of individual loans. We use this information to evaluate the credit quality of our portfolio, identify potential problem loans and initiate appropriate loss mitigation activities.
The following table displays the regional geographic concentration of single-family and multifamily loans in our guaranty book of business as of December 31, 2013 and 2012.

	Geographic Concentration(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(2)		Percentage of Multifamily Guaranty Book of Business(3)
	As of December 31,		As of December 31,
	2013	2012	2013	2012
Midwest	15%	15%	9%	8%
Northeast	19	19	20	21
Southeast	22	23	21	21
Southwest	16	16	19	18
West	28	27	31	32
Total	100%	100%	100%	100%
__________

(1)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our total single-family conventional guaranty book of business as of December 31, 2013 and 2012.

(3)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of December 31, 2013 and 2012.

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
We apply our classification criteria in order to discuss our exposure to subprime and Alt-A loans. However, there is no universally accepted definition of subprime or Alt-A loans. Our single-family conventional guaranty book of business includes loans with some features that are similar to Alt-A loans or subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. We have classified private-label mortgage-related securities held in our retained mortgage portfolio as subprime if the securities were labeled as such when issued. We reduce our risk associated with some of these loans through credit enhancements, as described below under “Mortgage Insurers.” We do not rely solely on our classifications of loans as Alt-A or subprime to evaluate the credit risk exposure relating to these loans in

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Note 3, Mortgage Loans” and “Note 6, Financial Guarantees.”
The Alt-A mortgage loans and Fannie Mae MBS backed by Alt-A loans of $132.5 billion in unpaid principal balance represented 5% of our single-family mortgage credit book of business as of December 31, 2013, compared with $157.0 billion in unpaid principal balance which represented 5% of our single-family mortgage credit book of business as of December 31, 2012. Subprime mortgage loans, private-label securities backed by Alt-A loans and private-label securities backed by subprime mortgage loans each represented less than 1% of our single-family mortgage credit book of business as of December 31, 2013 and 2012.
Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 49% of our single-family guaranty book of business as of December 31, 2013, compared with approximately 57% as of December 31, 2012. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 65% of our multifamily guaranty book of business as of December 31, 2013, compared with approximately 67% as of December 31, 2012.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in a significant increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $102.5 billion and $91.7 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2013 and 2012, respectively, which represented 4% and 3% of our single-family guaranty book of business as of December 31, 2013 and 2012, respectively. Our primary mortgage insurance coverage risk in force was $101.4 billion and $90.5 billion as of December 31, 2013 and 2012, respectively. Our pool mortgage insurance coverage risk in force was $1.1 billion and $1.2 billion as of December 31, 2013 and 2012, respectively. Our top six mortgage insurance companies provided 91% and 93% of our mortgage insurance as of December 31, 2013 and 2012, respectively.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $14.8 billion, or 14%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2013.
PMI and RMIC have been paying only a portion of policyholder claims and deferring the remaining portion. Currently, PMI is paying 55% of claims under its mortgage insurance policies in cash and is deferring the remaining 45%, and RMIC is paying 60% of claims in cash and deferring the remaining 40%. It is uncertain when, or if, PMI or RMIC will be permitted to begin paying deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. Effective December 1, 2013, Triad increased its cash payments on policyholder claims from 60% to 75%, and paid sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 75%. It is uncertain whether Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims.
Although the financial condition of our mortgage insurer counterparties currently approved to write new business continued to improve in 2013, there is still risk that these counterparties may fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our results of operations, liquidity, financial condition and net worth.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our total loss reserves incorporate an estimated recovery amount from mortgage insurance coverage. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due mortgage insurance benefit for collectibility in order to ensure that our total loss reserves reflect probable losses as of the balance sheet date. The following table displays the amount by which our estimated benefit from mortgage insurance as of December 31, 2013 and 2012 reduced our total loss reserves as of these dates.

	As of December 31,
	2013	2012
	(Dollars in millions)
Contractual mortgage insurance benefit	$6,751	$9,993
Less: Collectibility adjustment(1)	431	708
Estimated benefit included in total loss reserves	$6,320	$9,285
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
We had outstanding receivables of $2.1 billion recorded in “Other assets” in our consolidated balance sheets as of December 31, 2013 and $3.7 billion as of December 31, 2012 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $402 million as of December 31, 2013 and $1.1 billion as of December 31, 2012 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $655 million as of December 31, 2013 and $551 million as of December 31, 2012. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2013 and 2012.
We received proceeds from private mortgage insurers (and, in cases where policies were rescinded or canceled or coverage was denied by the mortgage insurer, from mortgage sellers or servicers) for single-family loans of $5.7 billion and $5.1 billion for the years ended December 31, 2013 and 2012, respectively.
Financial Guarantors.  We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The following table displays the total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio as of December 31, 2013 and 2012.

	As of December 31,
	2013	2012
	(Dollars in millions)
Alt-A private-label securities	$511	$928
Subprime private-label securities	868	1,264
Mortgage revenue bonds	3,911	4,374
Other mortgage-related securities	264	292
Total	$5,554	$6,858
If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth. With the exception of Ambac Assurance Corporation (“Ambac”), which is operating under a deferred payment obligation and is making cash payments equal to 25% of the claim, none of our remaining non-governmental financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Ambac provided coverage on $2.5 billion, or 46%, of our total non-governmental guarantees as of December 31, 2013.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $22.5 billion as of December 31, 2013 and $27.3 billion as of December 31, 2012.
When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees from those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary impairments.
Lenders with Risk Sharing.  We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $10.7 billion as of December 31, 2013, compared with $11.9 billion as of December 31, 2012. As of December 31, 2013, 52% of our maximum potential loss recovery on single-family loans was from three lenders, compared with 55% as of December 31, 2012. Our maximum potential loss recovery from lenders under these risk sharing agreements on both Delegated Underwriting and Servicing (“DUS”) and non-DUS multifamily loans was $39.4 billion as of December 31, 2013, compared with $36.4 billion as of December 31, 2012. As of December 31, 2013, 32% of our maximum potential loss recovery on multifamily loans was from three DUS lenders, compared with 35% as of December 31, 2012.
Parties Associated with Our Off-Balance Sheet Transactions.  We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.
We have entered into guarantees for which we have not recognized a guaranty obligation in our consolidated balance sheets relating to periods prior to 2003, the effective date of accounting guidance related to guaranty accounting. Our maximum potential exposure under these guarantees is $7.3 billion as of December 31, 2013 and $8.3 billion as of December 31, 2012. If we were required to make payments under these guarantees, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third parties that provide a maximum coverage of $3.1 billion as of December 31, 2013 and $3.6 billion as of December 31, 2012.
Derivatives Counterparties.  For information on credit risk associated with our derivative transactions and repurchase agreements refer to “Note 9, Derivative Instruments” and “Note 17, Netting Arrangements.”

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The table below displays information related to derivatives and securities purchased under agreements to resell or similar arrangements which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our consolidated balance sheets as of December 31, 2013 and 2012.

	As of December 31, 2013
			Net Amount Presented in the Consolidated Balance Sheets		Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$8,491	$(8,422)	$69		$—	$(20)	$49
Mortgage commitment derivatives	265	—	265		(83)	—	182
Total derivative assets	8,756	(8,422)	334	(4)	(83)	(20)	231
Securities purchased under agreements to resell or similar arrangements(5)	50,565	—	50,565		—	(50,565)	—
Total assets	$59,321	$(8,422)	$50,899		$(83)	(50,585)	$231

Liabilities:
OTC risk management derivatives	$(9,503)	$9,370	$(133)		$—	$—	$(133)
Mortgage commitment derivatives	(214)	—	(214)		83	—	(131)
Total liabilities	$(9,717)	$9,370	$(347)	(4)	$83	$—	$(264)

	As of December 31, 2012
			Net Amount Presented in the Consolidated Balance Sheets		Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments (2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$15,853	$(15,791)	$62		$—	$(48)	$14
Mortgage commitment derivatives	156	—	156		(92)	(2)	62
Total derivative assets	16,009	(15,791)	218	(4)	(92)	(50)	76
Securities purchased under agreements to resell or similar arrangements(5)	45,750	—	45,750		—	(45,750)	—
Total assets	$61,759	$(15,791)	$45,968		$(92)	$(45,800)	$76

Liabilities:
OTC risk management derivatives	$(22,204)	$22,046	$(158)		$—	$—	$(158)
Mortgage commitment derivatives	(297)	—	(297)		92	—	(205)
Total liabilities	$(22,501)	$22,046	$(455)	(4)	$92	$—	$(363)

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

__________

(1)
Represents the effect of the right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, including cash collateral posted and received and accrued interest.

(2)
Mortgage commitment derivative amounts reflect where we have recognized both an asset and a liability with the same counterparty under an enforceable master netting arrangement but we have not elected to offset the related amounts in our consolidated balance sheets.

(3)	Represents collateral posted or received that has neither been recognized nor offset in our consolidated balance sheets. Does not include collateral held in excess of our exposure.

(4)
Excludes derivative assets of $1.7 billion and $217 million and derivative liabilities of $1.1 billion and $250 million recognized in our consolidated balance sheets as of December 31, 2013 and 2012, respectively, that are not subject to an enforceable master netting arrangement or similar agreement.

(5)
Includes $11.6 billion and $13.3 billion of securities purchased under agreements to resell or similar arrangements classified as “cash and cash equivalents” in our consolidated balance sheets as of December 31, 2013 and 2012, respectively.

Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our consolidated balance sheets. The fair value of non-cash collateral accepted for OTC risk management derivatives was $24 million and $54 million as of December 31, 2013 and 2012, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $50.7 billion and $46.2 billion, of which $39.8 billion and $25.0 billion could be sold or repledged as of December 31, 2013 and 2012, respectively. None of the underlying collateral was sold or repledged as of December 31, 2013 and 2012. We did not have any securities sold under agreements to repurchase as of December 31, 2013 or 2012.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of December 31, 2013 and 2012.

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$5,828	$42	$—	$5,870
Freddie Mac	—	1,837	2	—	1,839
Ginnie Mae	—	407	—	—	407
Alt-A private-label securities	—	898	618	—	1,516
Subprime private-label securities	—	—	1,448	—	1,448
CMBS	—	2,718	—	—	2,718
Mortgage revenue bonds	—	—	565	—	565
Other	—	—	99	—	99
Non-mortgage-related securities:
U.S. Treasury securities	16,306	—	—	—	16,306
Total trading securities	16,306	11,688	2,774	—	30,768
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	6,566	7	—	6,573
Freddie Mac	—	6,834	8	—	6,842
Ginnie Mae	—	588	—	—	588
Alt-A private-label securities	—	3,558	3,791	—	7,349
Subprime private-label securities	—	—	7,068	—	7,068
CMBS	—	1,606	—	—	1,606
Mortgage revenue bonds	—	3	5,253	—	5,256
Other	—	4	2,885	—	2,889
Total available-for-sale securities	—	19,159	19,012	—	38,171
Mortgage loans of consolidated trusts	—	11,564	2,704	—	14,268
Other assets:
Risk management derivatives:
Swaps	—	9,604	36	—	9,640
Swaptions	—	561	1	—	562
Other	—	—	28	—	28
Netting adjustment	—	—	—	(8,422)	(8,422)
Mortgage commitment derivatives	—	265	—	—	265
Total other assets	—	10,430	65	(8,422)	2,073
Total assets at fair value	$16,306	$52,841	$24,555	$(8,422)	$85,280

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$353	$—	$—	$353
Senior floating	—	—	955	—	955
Total of Fannie Mae	—	353	955	—	1,308
Of consolidated trusts	—	14,458	518	—	14,976
Total long-term debt	—	14,811	1,473	—	16,284
Other liabilities:
Risk management derivatives:
Swaps	—	9,444	96	—	9,540
Swaptions	—	1,084	—	—	1,084
Other	—	—	1	—	1
Netting adjustment	—	—	—	(9,370)	(9,370)
Mortgage commitment derivatives	—	206	8	—	214
Total other liabilities	—	10,734	105	(9,370)	1,469
Total liabilities at fair value	$—	$25,545	$1,578	$(9,370)	$17,753

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013, 2012 and 2011. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of operations and comprehensive income (loss) for Level 3 assets and liabilities for the years ended December 31, 2013, 2012 and 2011. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2013
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income (Loss) Related to Assets and Liabilities Still Held as of December 31, 2013(5)
	Balance, December 31, 2012	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3 (4)	Transfers into Level 3 (4)	Balance, December 31, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$(9)	$—	$—	$—	$—	$(17)	$—	$—	$42	$(9)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Ginnie Mae	1	—	—	—	—	—	(1)	(3)	3	—	—
Alt-A private-label securities	104	256	—	—	—	—	(115)	(435)	808	618	223
Subprime private-label securities	1,319	328	—	—	(50)	—	(149)	—	—	1,448	322
Mortgage revenue bonds	675	(101)	—	—	—	—	(9)	—	—	565	(101)
Other	117	(5)	—	—	—	—	(13)	—	—	99	(5)
Total trading securities	$2,286	$469	$—	$—	$(50)	$—	$(304)	$(438)	$811	$2,774	$430

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$29	$—	$(1)	$—	$—	$—	$(7)	$(14)	$—	$7	$—
Freddie Mac	10	—	(1)	—	—	—	(2)	(1)	2	8	—
Ginnie Mae	—	—	—	—	—	—	—	(1)	1	—	—
Alt-A private-label securities	6,564	144	464	—	(2,664)	—	(1,040)	(3,357)	3,680	3,791	—
Subprime private-label securities	7,447	120	1,527	359	(1,317)	—	(1,068)	—	—	7,068	—
Mortgage revenue bonds	7,837	25	(449)	—	(35)	—	(2,125)	—	—	5,253	—
Other	3,147	13	125	—	—	—	(400)	—	—	2,885	—
Total available-for-sale securities	$25,034	$302	$1,665	$359	$(4,016)	$—	$(4,642)	$(3,373)	$3,683	$19,012	$—

Mortgage loans of consolidated trusts	$2,634	$282	$—	$346	$(393)	$—	$(459)	$(352)	$646	$2,704	$50
Net derivatives	14	(165)	—	—	—	—	97	16	(2)	(40)	(51)
Long-term debt:
Of Fannie Mae:
Senior floating	$(400)	$76	$—	$—	$—	$(674)	$43	$—	$—	$(955)	$76
Of consolidated trusts	(1,128)	(250)	—	—	—	(21)	537	434	(90)	(518)	(80)
Total long-term debt	$(1,528)	$(174)	$—	$—	$—	$(695)	$580	$434	$(90)	$(1,473)	$(4)

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2012
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income (Loss) Related to Assets and Liabilities Still Held as of December 31, 2012(5)
	Balance, December 31, 2011	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,737	$(2)	$—	$—	$(33)	$—	$(118)	$(1,581)	$65	$68	$(6)
Freddie Mac	—	—	—	—	—	—	—	—	2	2	—
Ginnie Mae	9	—	—	—	—	—	—	(9)	1	1	—
Alt-A private-label securities	345	165	—	—	—	—	(111)	(907)	612	104	39
Subprime private-label securities	1,280	192	—	—	—	—	(153)	—	—	1,319	192
Mortgage revenue bonds	724	(29)	—	—	—	—	(20)	—	—	675	(29)
Other	143	(19)	—	—	—	—	(7)	—	—	117	(19)
Total trading securities	$4,238	$307	$—	$—	$(33)	$—	$(409)	$(2,497)	$680	$2,286	$177

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$946	$—	$(8)	$43	$(43)	$—	$(24)	$(895)	$10	$29	$—
Freddie Mac	12	—	—	—	—	—	(2)	—	—	10	—
Alt-A private-label securities	7,256	(87)	584	—	—	—	(1,072)	(3,325)	3,208	6,564	—
Subprime private-label securities	7,586	(126)	1,280	—	—	—	(1,293)	—	—	7,447	—
Mortgage revenue bonds	10,247	9	(23)	29	(76)	—	(2,349)	—	—	7,837	—
Other	3,445	12	59	—	—	—	(369)	—	—	3,147	—
Total available-for-sale securities	$29,492	$(192)	$1,892	$72	$(119)	$—	$(5,109)	$(4,220)	$3,218	$25,034	$—

Mortgage loans of consolidated trusts	$2,319	$235	$—	$935	$—	$—	$(411)	$(562)	$118	$2,634	$159
Net derivatives	65	(23)	—	—	—	(8)	(20)	—	—	14	(9)
Long-term debt:
Of Fannie Mae:
Senior floating	$(406)	$(21)	$—	$—	$—	$—	$27	$—	$—	$(400)	$(21)
Of consolidated trusts	(765)	(180)	—	—	—	(523)	233	474	(367)	(1,128)	(158)
Total long-term debt	$(1,171)	$(201)	$—	$—	$—	$(523)	$260	$474	$(367)	$(1,528)	$(179)

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables display realized and unrealized gains and losses included in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, for our Level 3 assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis.

	For the Year Ended December 31, 2013
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$275	$424	$(26)	$41	$714
Net unrealized gains related to Level 3 assets and liabilities still held as of December 31, 2013	$—	$425	$—	$—	$425

	For the Year Ended December 31, 2012
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$272	$326	$(484)	$12	$126
Net unrealized gains related to Level 3 assets and liabilities still held as of December 31, 2012	$—	$148	$—	$—	$148

	For the Year Ended December 31, 2011
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized (losses) gains included in net income (loss)	$(327)	$86	$(229)	$13	$(457)
Net unrealized (losses) gains related to Level 3 assets and liabilities still held as of December 31, 2011	$(3)	$18	$—	$—	$15
Nonrecurring Changes in Fair Value
The following tables display assets measured in our consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment) as of December 31, 2013 and 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$101	$132	$233
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	19,966	19,966
Of consolidated trusts	—	—	79	79
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,533	1,533
Acquired property, net:
Single-family	—	—	4,041	4,041
Multifamily	—	—	98	98
Other assets	—	—	121	121
Total nonrecurring fair value measurements	$—	$101	$25,970	$26,071

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$104	$135	$239
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	23,314	23,314
Of consolidated trusts	—	—	227	227
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,624	1,624
Acquired property, net:
Single-family	—	—	3,692	3,692
Multifamily	—	—	74	74
Other assets	—	—	384	384
Total nonrecurring fair value measurements	$—	$104	$29,450	$29,554
_________

(1)	Excludes estimated recoveries from mortgage insurance proceeds.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays assets measured in our consolidated balance sheets at fair value on a nonrecurring basis and the gains or losses recognized for these assets for the year ended December 31, 2011.

						For the Year Ended December 31, 2011
	Fair Value Measurements
	For the Year Ended December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value		Total Gains (Losses)
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$3	$197	$200	(1)	$12
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	44,592	44,592	(2)	(3,077)
Of consolidated trusts	—	—	882	882	(2)	(142)
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,910	1,910	(2)	(348)
Acquired property, net:
Single-family	—	—	19,498	19,498	(3)	(2,639)
Multifamily	—	—	363	363	(3)	(87)
Other assets	—	—	1,537	1,537	(4)	(209)
Total nonrecurring fair value measurements	$—	$3	$68,979	$68,982		$(6,490)
_________

(1)
Includes $73 million of mortgage loans held for sale that were sold, deconsolidated, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of December 31, 2011.

(2)	Includes $8.1 billion of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of December 31, 2011.

(3)	Includes $14.5 billion of acquired properties that were sold or transferred as of December 31, 2011.

(4)	Includes $411 million of other assets that were sold or transferred as of December 31, 2011.

The following table displays valuation techniques and the range and the weighted-average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)	Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	Other						$44
Alt-A private-label securities(3)	Single Vendor	Default rate (%)	6.0	-	10.8	8.7
		Prepayment speed (%)	4.1	-	5.4	4.6
		Severity (%)	76.1	-	92.7	83.1
		Spreads (bps)	414.3	-	421.7	417.5	60
	Consensus	Default rate (%)	6.9	-	10.4	8.9
		Prepayment speed (%)	1.9	-	2.5	2.2
		Severity (%)	77.3	-	97.8	88.7
		Spreads (bps)	298.3	-	420.2	366.3	325
	Consensus						85
	Discounted cash flow	Default rate (%)	4.0	-	6.9	6.5
		Prepayment speed (%)	1.9	-	3.4	2.2
		Severity (%)	42.7	-	77.3	67.6
		Spreads (bps)	325.4	-	439.4	418.6	148
Total Alt-A private-label securities							618
Subprime private-label securities(3)	Single Vendor	Default rate (%)	3.1	-	7.5	3.9
		Prepayment speed (%)	1.8	-	2.5	2.0
		Severity (%)	75.0	-	87.2	75.8
		Spreads (bps)	325.0			325.0	113
	Single Vendor						77
	Consensus	Default rate (%)	3.0	-	9.2	6.4
		Prepayment speed (%)	1.4	-	2.2	1.9
		Severity (%)	50.4	-	87.2	74.4
		Spreads (bps)	325.0	-	425.0	353.0	400
	Consensus						808
	Discounted cash flow	Default rate (%)	6.9			6.9
		Prepayment speed (%)	0.1			0.1
		Severity (%)	75.0			75.0
		Spreads (bps)	325.0			325.0	50
Total subprime private-label securities							1,448
Mortgage revenue bonds	Discounted cash flow	Spreads (bps)	35.0	-	440.0	340.6	539
	Other						26
Total mortgage revenue bonds							565
Other	Discounted cash flow	Spreads (bps)	525.0			525.0	99
Total trading securities							$2,774

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)	Fair Value
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	Other						$15
Alt-A private-label securities(3)	Single Vendor	Default Rate (%)	0.9	-	6.4	3.9
		Prepayment Speed (%)	9.3	-	11.9	11.3
		Severity (%)	53.7	-	82.6	68.8
		Spreads (bps)	300.0	-	400.0	349.3	139
	Single Vendor						435
	Consensus	Default Rate (%)	0.1	-	10.3	3.5
		Prepayment Speed (%)	0.1	-	32.9	9.9
		Severity (%)	7.2	-	100.0	62.3
		Spreads (bps)	210.6	-	404.2	336.7	1,948
	Consensus						740
	Discounted cash flow	Default Rate (%)	2.3	-	10.1	5.1
		Prepayment Speed (%)	1.2	-	7.0	3.4
		Severity (%)	45.2	-	79.5	60.5
		Spreads (bps)	220.2	-	500.0	381.3	420
	Other						109
Total Alt-A private-label securities							3,791
Subprime private-label securities(3)	Single Vendor	Default Rate (%)	1.8	-	11.0	7.4
		Prepayment Speed (%)	1.0	-	9.4	2.0
		Severity (%)	65.0	-	100.0	82.2
		Spreads (bps)	275.0	-	375.0	315.2	442
	Single Vendor						322
	Consensus	Default Rate (%)	0.0	-	36.8	7.4
		Prepayment Speed (%)	0.3	-	9.7	2.3
		Severity (%)	36.8	-	100.0	81.7
		Spreads (bps)	175.0	-	375.0	319.9	2,981
	Consensus						2,442
	Discounted cash flow	Default Rate (%)	0.7	-	7.6	5.1
		Prepayment Speed (%)	0.2	-	12.5	4.1
		Severity (%)	43.8	-	98.0	79.5
		Spreads (bps)	175.0	-	375.0	292.4	816
	Other						65
Total subprime private-label securities							7,068
Mortgage revenue bonds	Single vendor	Spreads (bps)	0.0	-	463.2	112.1	1,937
	Single vendor						1,386
	Discounted cash flow	Spreads (bps)	5.5	-	490.0	310.0	1,899
	Other						31
Total mortgage revenue bonds							5,253
Other	Single Vendor						122
	Consensus	Default Rate (%)	0.1	-	5.0	5.0
		Prepayment Speed (%)	3.0	-	11.4	3.0
		Severity (%)	65.0	-	85.0	84.6
		Spreads (bps)	275.0	-	925.0	526.4	483
	Consensus						625
	Discounted cash flow	Default Rate (%)	5.0			5.0
		Prepayment Speed (%)	10.0			10.0
		Severity (%)	55.0			55.0
		Spreads (bps)	300.0	-	511.0	469.5	610
	Other						1,045
Total Other							2,885
Total available-for-sale securities							$19,012

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2013
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)	Fair Value
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	Build-Up	Default Rate (%)	0.1	-	95.6	15.7
		Prepayment Speed (%)	2.3	-	37.6	14.1
		Severity (%)	0.0	-	100.0	26.6	$1,828
	Consensus						219
	Consensus	Default Rate (%)	1.1	-	4.7	3.2
		Prepayment Speed (%)	0.2	-	16.7	15.2
		Severity (%)	63.9	-	89.5	85.6
		Spreads (bps)	175.0	-	950.0	293.9	112
	Discounted cash flow	Default Rate (%)	1.2	-	15.7	7.0
		Prepayment Speed (%)	1.9	-	16.7	7.0
		Severity (%)	58.8	-	97.7	75.5
		Spreads (bps)	175.0	-	360.6	252.1	310
	Other						60
Total single-family							2,529
Multifamily	Build-Up	Spreads (bps)	62.0	-	243.4	114.3	175
Total mortgage loans of consolidated trusts							$2,704
Net derivatives	Internal Model						$(64)
	Dealer Mark						32
	Other						(8)
Total net derivatives							$(40)
Long-term debt:
Of Fannie Mae:
Senior floating	Discounted Cash flow						(266)
	Consensus	Default Rate (%)	0.2			0.2
		Prepayment Speed (%)	8.4			8.4
		Spreads (bps)	171.0	-	438.0	306.2	(689)
Total of Fannie Mae							(955)
Of consolidated trusts	Consensus						(227)
	Consensus	Default Rate (%)	1.1	-	4.7	3.2
		Prepayment Speed (%)	0.2	-	16.7	15.2
		Severity (%)	63.9	-	89.5	85.6
		Spreads (bps)	175.0	-	950.0	295.1	(116)
	Single Vendor						(80)
	Other						(95)
Total of consolidated trusts							(518)
Total long-term debt							$(1,473)

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

(2)	Includes Fannie Mae, Freddie Mac and Ginnie Mae securities.

(3)	Default Rate as disclosed represents the estimated beginning annualized rate of default and is used as a basis to forecast the future default rates that serve as an input for valuation.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Fair Value Measurements as of December 31,
	Valuation Techniques	2013	2012
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$132	$135
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	19,966	23,314
Of consolidated trusts	Internal Model	79	227
Multifamily mortgage loans held for investment, at amortized cost	Appraisals	39	194
	Broker Price Opinions	248	395
	Asset Manager Estimate	1,230	1,001
	Other	16	34
Total multifamily mortgage loans held for investment, at amortized cost		1,533	1,624
Acquired property, net:
Single-family	Accepted Offers	691	787
	Appraisals	1,077	467
	Walk Forwards	1,106	1,348
	Internal Model	1,049	1,014
	Other	118	76
Total single-family		4,041	3,692
Multifamily	Accepted Offers	24	20
	Appraisals	65	8
	Broker Price Opinions	9	46
Total multifamily		98	74
Other Assets	Appraisals	26	8
	Walk Forwards	9	43
	Internal Model	81	203
	Other	5	130
Total other assets		121	384
Total nonrecurring assets at fair value		$25,970	$29,450
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We classify instruments whose values are based on quoted market prices in active markets for identical assets as Level 1 of the valuation hierarchy. We classify instruments in active markets as Level 2 of the valuation hierarchy if quoted market prices in active markets for identical assets are not available. For all valuation techniques used for instruments where there is limited activity or less transparency around these inputs to the valuation, these instruments are classified as Level 3 of the valuation hierarchy.
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
A description of our loan valuation techniques is as follows:
Build-up: We derive the fair value of mortgage loans using a build-up valuation technique. In the build-up valuation technique we start with the base value for our Fannie Mae MBS and then add or subtract the fair value of the associated guaranty asset, guaranty obligation (“GO”) and master servicing arrangement. We use observable market values of Fannie Mae MBS with similar characteristics, either on a pool or loan level, determined primarily from third party pricing services, quoted market prices in active markets for similar securities, and other observable market data as a base value. We set the GO equal to the estimated fair value we would receive if we were to issue our guaranty to an unrelated party in a stand-alone arm’s length transaction at the measurement date. We estimate the fair value of the GO using our internal valuation models, which calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions such as current mark-to-market LTV ratios, future house prices, default rates, severity rates and required rate of return. We also estimate the fair value of the GO using our current guaranty pricing and adjust that pricing, as appropriate, for the seasoning of the collateral when such transactions reflect credit characteristics of loans held in our portfolio. As a result, the fair value of our mortgage loans will change when the pricing for our credit guaranty changes in the GSE securitization market.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Internal Model: For loans whose value it has been determined should be based on collateral value, we use an internal proprietary distressed home price model. The internal model used in this process takes one of two approaches when valuing properties. The first approach relies on comparable foreclosed property sales, where the value of the target property is the weighted average price of comparable foreclosed property sales. The weights in the comparable sales approach are determined by various factors such as geographic distance, transaction time and the value difference. The second approach relies on model calibrations that consider the target property’s attributes such as prior sales prices, tax assessment values and property characteristics to derive the foreclosed property values. In the second approach, we build separate predictive models for each Metropolitan Statistical Area (“MSA”). Specifically, we use data on prior sales prices, tax assessment values, property characteristics and historical foreclosure sales to calibrate the models in each MSA. We can use the available data about that property and our MSA-level model to estimate the fair value for a given property. The majority of the internal model valuations come from the comparable sales approach. The determination of whether the internal model valuations in a particular geographic area should use the comparable sales approach or model calibration is based on the quarterly evaluation of these two approaches for valuation accuracy. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
Appraisals: For a portion of our multifamily loans, we use appraisals to estimate the fair value of the loan. There are three approaches used to estimate fair value of a specific property: (1) cost, (2) income capitalization and (3) sales comparison. This technique uses an average of the three estimates. The cost approach uses the insurable value as a basis. The unobservable inputs used in this model include the estimated cost to construct or replace multifamily properties in the closest localities available. The income capitalization approach estimates the fair value using the present value of the future cash flow expectations by applying an appropriate overall capitalization rate to the forecasted net operating income. The significant unobservable inputs used in this calculation include rental income, fees associated with rental income, expenses associated with the property including taxes, payroll, insurance and other items, and capitalization rates, which are determined through market extraction and the debt service coverage ratio. The sales comparison approach compares the prices paid for similar properties, the prices asked by owners and offers made. The unobservable inputs to this methodology include ratios of sales prices to annual gross income, price paid per unit and adjustments made based on financing, conditions of sale and physical characteristics of the property. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

An increase in prepayment speeds in isolation would generally result in an increase in the fair value of our mortgage loans classified as Level 3 of the valuation hierarchy, and an increase in severity rates, default rates or spreads in isolation would generally result in a decrease in fair value. Although the sensitivities of the fair value of mortgage loans classified as Level 3 of the valuation hierarchy to various unobservable inputs are discussed above in isolation, interrelationships exist among these inputs such that a change in one unobservable input typically results in a change to one or more of the other inputs.
Acquired Property, Net and Other Assets
Acquired property, net represents foreclosed property received in full satisfaction of a loan net of a valuation allowance. Acquired property is initially recorded in our consolidated balance sheets at its fair value less its estimated cost to sell. The initial fair value of foreclosed properties is determined using a hierarchy based on the reliability of available information. The hierarchy for single-family acquired property includes accepted offers, appraisals, broker price opinions and proprietary home price model values. The hierarchy for multifamily acquired property includes accepted offers, appraisals and broker price opinions. We consider an accepted offer on a specific foreclosed property to be the best estimate of its fair value. If we have not accepted an offer on the property we use the next highest priority valuation methodology available, as described in our valuation hierarchy to determine fair value. While accepted offers represent an agreement in principle to transact, a significant portion of these agreements do not get executed for various reasons, and are therefore classified as Level 3 of the valuation hierarchy.
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of December 31, 2013, these methodologies comprised approximately 81% of our valuations, while accepted offers comprised approximately 16% of our valuations. Based on the number of properties measured as of December 31, 2012, these methodologies comprised approximately 78% of our valuations, while accepted offers comprised approximately 20% of our valuations.
Acquired property is classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
A description of our acquired property significant valuation techniques is as follows:
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
We review the appraisals and broker price opinions received to determine if they have been performed in accordance with applicable standards and the results are consistent with our observed transactions on similar properties and make necessary adjustments as required.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Debt
The majority of debt of Fannie Mae is recorded in our consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments. We elected the fair value option for certain structured Fannie Mae debt instruments and debt of consolidated trusts with embedded derivatives, which are recorded in our consolidated balance sheets at fair value on a recurring basis.
We classify debt instruments that have quoted market prices in active markets for similar liabilities when traded as assets as Level 2 of the valuation hierarchy. For all valuation techniques used for debts instruments where there is limited activity or less transparency around these inputs to the valuation, these debt instruments are classified as Level 3 of the valuation hierarchy.
A description of our debt valuation techniques is as follows:
Discounted Cash Flow: For structured debt instruments that are not valued by third-party pricing services, cash flows are evaluated taking into consideration any structured derivatives through which we have swapped out of the structured features of the notes. The resulting cash flows are discounted to present value using a yield curve derived from market prices observed for Fannie Mae Benchmark Notes and adjusted to reflect fair values at the offer side of the market. Because the derivatives considered in the valuations of these structured debt instruments are classified as Level 3 of the valuation hierarchy, the valuations of the structured debt instruments result in a Level 3 classification.
Consensus: Debt of consolidated trusts is traded in the market as assets. We estimate the fair value of our debt of consolidated trusts using an average of two or more vendor prices that represents estimated fair value for similar liabilities when traded as assets.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Single Vendor: Debt of consolidated trusts is traded in the market as assets. We estimate the fair value of our debt of consolidated trusts using a single vendor price that represents estimated fair value for these liabilities when traded as assets. The valuation methodology and inputs used in estimating the fair value of securities are described under “Cash Equivalents, Trading Securities and Available for Sale Securities.”
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
Our Enterprise Models Group develops models that are used in estimating the fair value of assets and liabilities for financial reporting purposes. In addition, our Model Oversight Committee (“MOC”) facilitates the cross-functional coordination and effectiveness of our modeling efforts in terms of research, model use and risk governance. The MOC is comprised of senior representatives from Underwriting and Pricing, Capital Markets, Multifamily, Credit Portfolio Management, Enterprise Risk Management and Finance, and is co-chaired by our Chief Risk Officer and our Head of Enterprise Business Analytics. Our Model Risk Oversight Group is responsible for establishing risk management controls and for reviewing models used in the determination of fair value measurements for financial reporting.
During 2013, the Pricing Group and the Price Verification Group within our Finance Division were merged to form the Pricing and Verification Group. The Pricing and Verification Group resides within our Finance Division and is independent of any trading or market-related activities. The Pricing and Verification Group is responsible for the estimation and verification of the fair value for the majority of our financial assets and financial liabilities, including review of material assumptions used when market-based inputs do not exist. The Pricing and Verification Group also provides a quarterly update to the Valuation Oversight Committee (“VOC”) on relevant market information, pricing trends, significant valuation challenges and the resolution of those challenges. Fair value measurements for acquired property and collateral dependent loans are determined by other valuation groups in the Finance Division.
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
We have discussions with the pricing vendors as part of our due diligence process in order to maintain a current understanding of the valuation processes and related assumptions and inputs that these vendors use in developing prices. The prices provided to us by third-party pricing services reflect the existence of market reliance upon credit enhancements, if any, and the current lack of liquidity in the marketplace. If we determine that a price provided to us is outside established parameters, we will further examine the price, including having follow-up discussions with the pricing service or dealer. If we conclude that a price is not valid, we will adjust the price for various factors, such as liquidity, bid-ask spreads and credit considerations. All of these procedures are executed before we use the prices in preparing our financial statements.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Our Property Valuation Review Group reviews appraisals and broker price opinions to determine the most appropriate value by comparing data within these products with current comparable properties and market data. We conduct regular performance reviews of the counterparties that provide products and services for this process. In addition, valuation results and trend analyses are reviewed regularly by management responsible for valuing and disposing of real estate.
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of December 31, 2013 and 2012. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2013
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjust-ment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$48,223	$36,633	$11,590	$—	$—	$48,223
Federal funds sold and securities purchased under agreements to resell or similar arrangements	38,975	—	38,975	—	—	38,975
Trading securities	30,768	16,306	11,688	2,774	—	30,768
Available-for-sale securities	38,171	—	19,159	19,012	—	38,171
Mortgage loans held for sale	380	—	185	195	—	380
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	259,638	—	29,920	215,960	—	245,880
Of consolidated trusts	2,766,222	—	2,569,747	176,395	—	2,746,142
Mortgage loans held for investment	3,025,860	—	2,599,667	392,355	—	2,992,022
Advances to lenders	3,727	—	3,165	523	—	3,688
Derivative assets at fair value	2,073	—	10,430	65	(8,422)	2,073
Guaranty assets and buy-ups	267	—	—	706	—	706
Total financial assets	$3,188,444	$52,939	$2,694,859	$415,630	$(8,422)	$3,155,006

Financial liabilities:
Short-term debt:
Of Fannie Mae	$72,295	$—	$72,304	$—	$—	$72,304
Of consolidated trusts	2,154	—	—	2,154	—	2,154
Long-term debt:
Of Fannie Mae	457,139	—	463,991	1,557	—	465,548
Of consolidated trusts	2,702,935	—	2,684,224	13,362	—	2,697,586
Derivative liabilities at fair value	1,469	—	10,734	105	(9,370)	1,469
Guaranty obligations	485	—	—	2,433	—	2,433
Total financial liabilities	$3,236,477	$—	$3,231,253	$19,611	$(9,370)	$3,241,494

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

Financial Instruments for which fair value approximates carrying value—We hold certain financial instruments that are not carried at fair value but for which the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, the majority of advances to lenders and federal funds and securities sold/purchased under agreements to repurchase/resell.
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $11.5 billion as of December 31, 2013 and $7.6 billion as of December 31, 2012. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above is $306.9 billion as of December 31, 2013 and $255.2 billion as of December 31, 2012.
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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of December 31, 2013 and 2012.

	As of
	December 31, 2013			December 31, 2012
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$14,268	$1,308	$14,976	$10,800	$793	$11,647
Unpaid principal balance	14,440	1,290	13,988	10,657	674	10,803
__________

(1)
Includes nonaccrual loans with a fair value of $196 million and $273 million as of December 31, 2013 and 2012, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of December 31, 2013 and 2012 is $74 million and $189 million, respectively. Includes loans that are 90 days or more past due with a fair value of $288 million and $386 million as of December 31, 2013 and 2012, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of December 31, 2013 and 2012 is $75 million and $201 million, respectively.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $85 million and $100 million as of December 31, 2013 and 2012, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2013			2012			2011
	Loans	Long-Term Debt	Total Losses	Loans	Long-Term Debt	Total Losses	Loans	Long-Term Debt	Total Losses
	(Dollars in millions)
Changes in instrument-specific credit risk	$(142)	$(31)	$(173)	$(25)	$(13)	$(38)	$(215)	$10	$(205)
Other changes in fair value	(730)	346	(384)	(124)	(76)	(200)	79	(92)	(13)
Fair value (losses) gains, net	$(872)	$315	$(557)	$(149)	$(89)	$(238)	$(136)	$(82)	$(218)
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
On a quarterly basis, we review relevant information about all pending legal actions and proceedings for the purpose of evaluating and revising our contingencies, reserves and disclosures.
We have substantial and valid defenses to the claims in the proceedings described below and, where we are a party, intend to defend these matters vigorously. However, legal actions and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Accordingly, the outcome of any given matter and the amount or range of potential loss at particular points in time is frequently difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how courts will apply the law. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel may view the evidence and applicable law. Further, FHFA adopted a regulation in 2011, which provides, in part, that while we are in conservatorship, FHFA will not pay claims by our current or former shareholders, unless the Director of FHFA determines it is in the interest of the conservatorship. The presence of this regulation and FHFA’s assertion that FHFA will not pay claims asserted in certain cases discussed below while we are in conservatorship creates additional uncertainty in those cases.
We establish a reserve for matters when a loss is probable and we can reasonably estimate the amount of such loss. For legal actions or proceedings where there is only a reasonable possibility that a loss may be incurred, or where we are not currently able to estimate the reasonably possible loss or range of loss, we do not establish a reserve. We are often unable to estimate the possible losses or ranges of losses, particularly for proceedings that are in their early stages of development, where

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

plaintiffs seek indeterminate or unspecified damages, where there may be novel or unsettled legal questions relevant to the proceedings, or where settlement negotiations have not occurred or progressed.
Given the uncertainties involved in any action or proceeding, regardless of whether we have established a reserve, the ultimate resolution of certain of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.
In addition to the matters specifically described below, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. We have also advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to our bylaws and indemnification agreements.
In re Fannie Mae Securities Litigation
Fannie Mae was a defendant in a consolidated class action lawsuit initially filed in 2004 that was pending in the U.S. District Court for the District of Columbia. In the consolidated complaint filed in 2005, lead plaintiffs Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio alleged that we and certain former officers, as well as our former outside auditor, made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiffs contended that Fannie Mae’s accounting statements were inconsistent with GAAP requirements relating to hedge accounting and the amortization of premiums and discounts, and sought unspecified compensatory damages, attorneys’ fees, and other fees and costs. On January 7, 2008, the court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this case. In September and December 2010, plaintiffs served expert reports claiming damages to plaintiffs under various scenarios ranging cumulatively from $2.2 billion to $8.6 billion. In 2011, the parties filed various motions for summary judgment. On September 20, 2012, the court granted summary judgment to defendant Franklin D. Raines, Fannie Mae’s former Chief Executive Officer, on all claims against him. On October 16, 2012, the court granted summary judgment to defendant J. Timothy Howard, Fannie Mae’s former Chief Financial Officer, on all claims against him. On November 20, 2012, the court granted summary judgment to defendant Leanne Spencer, Fannie Mae’s former Controller, on all claims against her.
On April 10, 2013, the parties reached an agreement in principle to settle this litigation, subject to court approval. On May 7, 2013, the parties filed a stipulation of settlement with the court. On June 7, 2013, the court granted preliminary approval of the settlement, approved the form and manner of notice to the class, stayed non-settlement related proceedings, and set certain other deadlines related to the settlement. On October 31, 2013, the court held a hearing to evaluate the fairness of the settlement to the class, and on December 5, 2013, granted final approval of the settlement, dismissed the case with prejudice, and entered an order and judgment effecting the settlement. Fannie Mae’s contribution to the settlement did not have a material impact on our results of operations or financial condition. On January 9, 2014, Rinis Travel Service, Inc. Profit Sharing Trust U.A. 61-1989, a purported class member, appealed the court’s approval order with the U.S. Court of Appeals for the District of Columbia. On January 17, 2014, plaintiffs-appellees filed a motion to dismiss the Rinis appeal for lack of standing and for sanctions. On February 6, 2014, the Court of Appeals issued an order requiring Rinis to show cause why its appeal should not be dismissed. On January 29, 2014, an individual purported class member also appealed the settlement approval, and plaintiffs-appellees moved to dismiss this appeal on February 6, 2014.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Plaintiffs filed a second amended joint consolidated class action complaint on March 2, 2012, renewing the remaining claims and adding FHFA as a defendant. On August 30, 2012, the court denied defendants’ motions to dismiss the second amended complaint, allowing plaintiffs’ Securities Exchange Act claims premised on Fannie Mae’s subprime and Alt-A disclosures to proceed along with plaintiffs’ claims premised on Fannie Mae’s risk management disclosures. Fannie Mae filed its answer to the second amended complaint on October 29, 2012. Discovery is ongoing.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Senior Preferred Stock Purchase Agreements Litigation
A number of putative class action lawsuits were filed in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, Treasury and Freddie Mac from July through September 2013 by shareholders of Fannie Mae and/or Freddie Mac challenging the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury. These lawsuits were consolidated and, on December 3, 2013, plaintiffs (preferred and common shareholders of Fannie Mae and/or Freddie Mac) filed a consolidated class action complaint in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, Treasury and Freddie Mac (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”). The preferred shareholder plaintiffs allege that the August 2012 amendments to the terms of the senior preferred stock purchase agreements providing that Fannie Mae and Freddie Mac would pay dividends equal to their entire net worth (minus a specified capital reserve amount) (“the net worth sweep provisions”) nullified certain of the shareholders’ rights, particularly the right to receive dividends. The common shareholder plaintiffs allege that the August 2012 amendment constituted a taking of their property by requiring that all future profits of Fannie Mae and Freddie Mac are paid to Treasury. Plaintiffs allege claims for breach of contract and breach of the implied covenant of good faith and fair dealing against us, FHFA and Freddie Mac, a takings claim against FHFA and Treasury, and a breach of fiduciary duty claim derivatively on our and Freddie Mac’s behalf against FHFA and Treasury. Plaintiffs seek to represent several classes of preferred and/or common shareholders of Fannie Mae and/or Freddie Mac who held stock as of the public announcement of the August 2012 amendment. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
A non-class action suit, Arrowood Indemnity Company v. Fannie Mae, was filed in the U.S. District Court for the District of Columbia on September 20, 2013 by preferred shareholders against us, FHFA as our conservator, the Director of FHFA (in his official capacity), Treasury, the Secretary of the Treasury (in his official capacity) and Freddie Mac. Plaintiffs bring claims for breach of contract and breach of the implied covenant of good faith and fair dealing against us, FHFA and Freddie Mac, and claims for violation of the Administrative Procedure Act against the FHFA and Treasury defendants, alleging that the net worth sweep provisions nullified certain rights of the preferred shareholders, particularly the right to receive dividends. Plaintiffs seek damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
On January 17, 2014, defendants filed motions to dismiss both the class action and non-class action suits pending in the U.S. District Court for the District of Columbia. On February 12, 2014, certain plaintiffs filed a motion seeking discovery from Treasury and FHFA related to the Administrative Procedure Act and fiduciary duty claims against those agencies, and requesting a stay of briefing on defendants’ motions to dismiss until after the discovery issue is resolved.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Given the stage of these lawsuits, the substantial and novel legal questions that remain, and our substantial defenses, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Housing Trust Fund
On July 9, 2013, plaintiffs Angela Samuels, Rossana Torres, Danielle Stelluto, the National Low Income Housing Coalition and the Right to the City Alliance filed a complaint against FHFA and the Director of FHFA (in his official capacity) in the U.S. District Court for the Southern District of Florida. We are not a party to this lawsuit. The complaint challenges FHFA’s decision to suspend Fannie Mae’s and Freddie Mac’s contributions to HUD’s Housing Trust Fund. The Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”), which was enacted on July 30, 2008, requires Fannie Mae and Freddie Mac to set aside an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of their total new business purchases to fund the Housing Trust Fund and the Capital Magnet Fund, with 65% of this amount allocated to the Housing Trust Fund and the remaining 35% allocated to the Capital Magnet Fund. The 2008 Reform Act authorizes the Director of FHFA to temporarily suspend these allocations in specified circumstances. In November 2008, FHFA suspended allocations for these funds and directed Fannie Mae and Freddie Mac to not set aside or allocate funds for the Housing Trust Fund and the Capital Magnet Fund until further notice.
Plaintiffs’ complaint alleges that FHFA’s directives ordering Fannie Mae and Freddie Mac to suspend payments to the Housing Trust Fund, and FHFA’s failure to review its decision to suspend payments once Fannie Mae’s and Freddie Mac’s financial circumstances changed, violated the Administrative Procedure Act. Plaintiffs request that the court: (1) vacate and set aside FHFA’s decision to indefinitely suspend payments by Fannie Mae and Freddie Mac to the Housing Trust Fund; (2) declare that FHFA’s actions violated the Administrative Procedure Act; (3) order FHFA to instruct Fannie Mae and Freddie Mac to proceed as if FHFA’s suspension of payments to the Housing Trust Fund had never taken place; and (4) award reasonable attorneys’ fees and costs to the plaintiffs. FHFA filed a motion to dismiss the complaint on October 16, 2013. In response to the motion, plaintiffs filed an amended complaint on October 29, 2013. FHFA filed a motion to dismiss the amended complaint on December 6, 2013, and briefing was completed on January 28, 2014.
We cannot predict the course or the outcome of this lawsuit.
Unconditional Purchase and Lease Commitments
We have unconditional commitments related to the purchase of loans and mortgage-related securities. These include both on- and off-balance sheet commitments. A portion of these have been recorded as derivatives in our consolidated balance sheets.
We lease certain premises and equipment under agreements that expire at various dates through 2029. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $41 million, $41 million and $40 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table summarizes by remaining maturity, non cancelable future commitments related to loan and mortgage purchases, operating leases and other agreements as of December 31, 2013.

	As of December 31, 2013
	Loans and Mortgage-Related Securities(1)	Operating Leases	Other(2)
	(Dollars in millions)
2014	$29,753	$41	$63
2015	—	37	31
2016	—	29	22
2017	—	22	2
2018	—	6	—
Thereafter	—	3	—
Total	$29,753	$138	$118
__________

(1)	Includes $29.6 billion that has been accounted for as mortgage commitment derivatives.

(2)	Includes purchase commitments for certain telecom services, computer software and services, and other agreements and commitments.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.  Selected Quarterly Financial Information (Unaudited)
The consolidated statements of operations for the quarterly periods in 2013 and 2012 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	For the 2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$226	$222	$185	$146
Available-for-sale securities	673	651	546	487
Mortgage loans	29,224	28,056	28,299	28,659
Other	57	49	37	32
Total interest income	30,180	28,978	29,067	29,324
Interest expense:
Short-term debt	43	37	29	22
Long-term debt	23,833	23,274	23,456	24,451
Total interest expense	23,876	23,311	23,485	24,473
Net interest income	6,304	5,667	5,582	4,851
Benefit for credit losses	957	5,383	2,609	—
Net interest income after benefit for credit losses	7,261	11,050	8,191	4,851
Investment gains, net	118	290	648	135
Net other-than-temporary impairments	(9)	(6)	(27)	(22)
Fair value gains, net	834	829	335	961
Debt extinguishment (losses) gains, net	(23)	27	92	35
Fee and other income	568	485	741	2,136
Non-interest income	1,488	1,625	1,789	3,245
Administrative expenses:
Salaries and employee benefits	317	304	307	290
Professional services	223	219	236	232
Occupancy expenses	46	47	48	48
Other administrative expenses	55	56	55	62
Total administrative expenses	641	626	646	632
Foreclosed property income	(260)	(332)	(1,165)	(1,082)
TCCA fees	186	233	276	306
Other expenses (income), net	68	68	124	(34)
Total other expenses (income)	635	595	(119)	(178)
Income before federal income taxes	8,114	12,080	10,099	8,274
Benefit (provision) for federal income taxes	50,571	(1,985)	(1,355)	(1,816)
Net income	58,685	10,095	8,744	6,458
Less: Net income attributable to noncontrolling interest	—	(11)	(7)	(1)
Net income attributable to Fannie Mae	58,685	10,084	8,737	6,457
Dividends distributed or available for distribution to senior preferred stockholder	(59,368)	(10,243)	(8,617)	(7,191)
Net (loss) income attributable to common stockholders (Note 11)	$(683)	$(159)	$120	$(734)
(Loss) earnings per share:
Basic	$(0.12)	$(0.03)	$0.02	$(0.13)
Diluted	(0.12)	(0.03)	0.02	(0.13)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,762	5,762	5,893	5,762

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the 2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$449	$73	$234	$233
Available-for-sale securities	727	1,035	789	748
Mortgage loans	32,570	32,023	30,593	29,520
Other	38	40	53	65
Total interest income	33,784	33,171	31,669	30,566
Interest expense:
Short-term debt	42	32	38	40
Long-term debt	28,545	27,711	26,314	24,967
Total interest expense	28,587	27,743	26,352	25,007
Net interest income	5,197	5,428	5,317	5,559
(Provision) benefit for credit losses	(2,000)	3,041	(2,079)	1,890
Net interest income after (provision) benefit for credit losses	3,197	8,469	3,238	7,449
Investment gains, net	116	131	134	106
Net other-than-temporary impairments	(64)	(599)	(38)	(12)
Fair value gains (losses), net	283	(2,449)	(1,020)	209
Debt extinguishment losses, net	(34)	(93)	(54)	(63)
Fee and other income	375	395	378	339
Non-interest income (loss)	676	(2,615)	(600)	579
Administrative expenses:
Salaries and employee benefits	306	292	294	303
Professional services	168	179	195	224
Occupancy expenses	43	48	48	49
Other administrative expenses	47	48	51	72
Total administrative expenses	564	567	588	648
Foreclosed property expense (income)	339	(70)	(48)	(475)
TCCA fees	—	26	78	134
Other expenses, net	252	212	207	151
Total expenses	1,155	735	825	458
Net income	2,718	5,119	1,813	7,570
Less: Net loss (income) attributable to noncontrolling interest	1	(5)	8	—
Net income attributable to Fannie Mae	2,719	5,114	1,821	7,570
Dividends distributed or available for distribution to senior preferred stockholder	(2,817)	(2,929)	(2,929)	(7,152)
Net (loss) income attributable to common stockholders (Note 11)	$(98)	$2,185	$(1,108)	$418
(Loss) earnings per share:
Basic	$(0.02)	$0.38	$(0.19)	$0.07
Diluted	(0.02)	0.37	(0.19)	0.07
Weighted-average common shares outstanding:
Basic	5,761	5,762	5,762	5,762
Diluted	5,761	5,893	5,762	5,893
21. Subsequent Events
On January 23, 2014, we resolved our outstanding bankruptcy claims against Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which included securities law claims related to Lehman Brothers private-label securities and notes and mortgage loan repurchase obligations, for an allowed amount of $2.15 billion. We expect to receive only a portion of this amount under the terms of the Lehman Plan of Reorganization. To date, claims similar to ours have received approximately 19% of the allowed amount, although we anticipate additional distributions in the future.
On February 7, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with Morgan Stanley and certain related entities over legal claims relating to mortgage-backed securities that we and Freddie Mac purchased from them. Pursuant to this agreement, Morgan Stanley paid us $625 million in February 2014.

FR017