Form 10-Q
period 2014-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2014-05-08
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of March 31, 2014, there were 1,158,080,657 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Single-Family Acquisitions Statistics	5
2	Credit Statistics, Single-Family Guaranty Book of Business	7
3	Summary of Condensed Consolidated Results of Operations	16
4	Analysis of Net Interest Income and Yield	17
5	Rate/Volume Analysis of Changes in Net Interest Income	18
6	Fair Value (Losses) Gains, Net	19
7	Total Loss Reserves	20
8	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	21
9	Troubled Debt Restructurings and Nonaccrual Loans	23
10	Credit Loss Performance Metrics	24
11	Single-Family Credit Loss Sensitivity	25
12	Single-Family Business Results	26
13	Multifamily Business Results	28
14	Capital Markets Group Results	30
15	Capital Markets Group’s Mortgage Portfolio Activity	31
16	Capital Markets Group’s Mortgage Portfolio Composition	32
17	Capital Markets Group’s Mortgage Portfolio	33
18	Summary of Condensed Consolidated Balance Sheets	34
19	Summary of Mortgage-Related Securities at Fair Value	35
20	Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets	36
21	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	38
22	Activity in Debt of Fannie Mae	40
23	Outstanding Short-Term Borrowings and Long-Term Debt	42
24	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	43
25	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	44
26	Cash and Other Investments Portfolio	44
27	Fannie Mae Credit Ratings	45
28	Composition of Mortgage Credit Book of Business	48
29	Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period	49
30	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	51
31	Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus	54
32	Delinquency Status of Single-Family Conventional Loans	56
33	Single-Family Serious Delinquency Rates	57
34	Single-Family Conventional Serious Delinquent Loan Concentration Analysis	58
35	Statistics on Single-Family Loan Workouts	59
36	Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	60
37	Single-Family Foreclosed Properties	60
38	Single-Family Foreclosed Property Status	61
39	Multifamily Lender Risk-Sharing	62
40	Multifamily Guaranty Book of Business Key Risk Characteristics	62

ii

Table	Description	Page
41	Multifamily Concentration Analysis	63
42	Multifamily Foreclosed Properties	64
43	Mortgage Insurance Coverage	66
44	Rescission Rates and Claims Resolution of Mortgage Insurance	67
45	Estimated Mortgage Insurance Benefit	67
46	Unpaid Principal Balance of Financial Guarantees	68
47	Credit Loss Exposure of Risk Management Derivative Instruments	70
48	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	73
49	Derivative Impact on Interest Rate Risk (50 Basis Points)	74

iii

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) in “Business—Conservatorship and Treasury Agreements.”
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes and the more detailed information in our 2013 Form 10-K.
This report contains forward-looking statements that are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report. Our actual results may differ materially from those reflected in our forward-looking statements due to a variety of factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report and in “Risk Factors” in our 2013 Form 10-K.
You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2013 Form 10-K.

INTRODUCTION
Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938. We serve an essential role in the functioning of the U.S. housing market and are investing in improvements to the U.S. housing finance system. Our public mission is to support liquidity and stability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold, and to increase the supply of affordable housing. Our charter does not permit us to originate loans or lend money directly to consumers in the primary mortgage market.
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
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will terminate, whether we will continue to exist following conservatorship, what changes to our business structure will be made during or following the conservatorship, or what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. In addition, our agreements with Treasury that provide for financial support include covenants that significantly restrict our business activities and provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, allowing us to retain only a limited and decreasing amount of our net worth. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in our 2013 Form 10-K in “Business—Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future in “Executive Summary—Outlook” and “Risk Factors.” We discuss proposals for housing finance reform that could materially affect our business in “Legislative and Regulatory Developments—Housing Finance Reform” in this report and in “Business—Housing Finance Reform” in our 2013 Form 10-K.
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

EXECUTIVE SUMMARY
Our Strategy and Progress
We are focused on:

•	achieving strong financial performance and strengthening our book of business;

•	supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit and helping struggling homeowners; and

•	helping to lay the foundation for a safer, transparent and sustainable housing finance system going forward.
Achieving strong financial performance and strengthening our book of business
Our actions to accomplish these goals have had a positive impact:

•
Financial Performance. We reported net income of $5.3 billion and pre-tax income of $7.9 billion for the first quarter of 2014, compared with net income of $58.7 billion and pre-tax income of $8.1 billion for the first quarter of 2013. See “Summary of Our Financial Performance” below for an overview of our financial performance for the first quarter of 2014, as compared with the first quarter of 2013. As of March 31, 2014, we have been profitable for nine consecutive quarters, and we expect to remain profitable for the foreseeable future. For more information regarding our expectations for our future financial performance, see “Outlook—Financial Results” and “Outlook—Revenues” below.

•
Dividend Payments to Treasury. With our expected June 2014 dividend payment to Treasury, we will have paid a total of $126.8 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. See “Outlook—Dividend Obligations to Treasury” below for more information regarding our dividend payments to Treasury.

•
Book of Business. Changes we have made beginning in 2008 to strengthen our underwriting and eligibility standards have improved the credit quality of our single-family guaranty book of business. Single-family loans we have acquired since the beginning of 2009 (referred to as our “new single-family book of business”) comprised 78% of our single-family guaranty book of business as of March 31, 2014, while the single-family loans we acquired prior to 2009 (referred to as our “legacy book of business”) comprised 22% of our single-family guaranty book of business. As described below in “Strengthening Our Book of Business—New Book of Business,” we expect that our new single-family book of business will be profitable over its lifetime.

•
Credit Performance. As of March 31, 2014, our single-family serious delinquency rate had declined for sixteen consecutive quarters. Our single-family serious delinquency rate was 2.19% as of March 31, 2014, compared with 2.38% as of December 31, 2013. See “Improving the Credit Performance of our Book of Business” below for additional information on the credit performance of the mortgage loans in our single-family guaranty book of business for each of the last five quarters, and for a description of our strategies for reducing credit losses on our legacy book of business.

Although we have improved our financial performance and the quality of our book of business since entering into conservatorship in 2008, we remain under conservatorship and subject to the restrictions of the senior preferred stock purchase agreement with Treasury. As a result of the senior preferred stock purchase agreement and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero by 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. See “Business—Conservatorship and Treasury Agreements” in our 2013 Form 10-K for more information regarding our conservatorship and our senior preferred stock purchase agreement with Treasury. In addition, the future of our company remains uncertain. Congress continues to consider options for reform of the housing finance system, including the GSEs, and we cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Legislative and Regulatory Developments—Housing Finance Reform” in this report and “Business—Housing Finance Reform” in our 2013 Form 10-K for information on recent proposals for housing finance reform.

Supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit and helping struggling homeowners
We continued our efforts to support the housing recovery in the first quarter of 2014. We remained the largest single issuer of mortgage-related securities in the secondary market during the first quarter of 2014 and a continuous source of liquidity in the multifamily market. We also continued to help struggling homeowners. In the first quarter of 2014, we provided over 48,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
Helping to lay the foundation for a safer, transparent and sustainable housing finance system going forward
We also continued our efforts to help build a sustainable housing finance system, including pursuing the strategic goals identified by our conservator: build a new infrastructure for the secondary mortgage market; gradually contract our dominant presence in the marketplace while simplifying and shrinking our operations; and maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. We discuss these goals in our 2013 Form 10-K in “Business—Executive Summary—Helping to Build a Sustainable Housing Finance System.”
In addition to working on FHFA’s goals, we are also working on additional related initiatives to help prepare our business and infrastructure for potential future changes in the structure of the U.S. housing finance system and to help ensure our safety and soundness during conservatorship. These projects will likely take several years to implement. We are devoting significant resources to and incurring significant expenses in implementing FHFA’s objectives and these additional related initiatives.
Summary of Our Financial Performance
Comprehensive Income
We recognized comprehensive income of $5.7 billion in the first quarter of 2014, consisting of net income of $5.3 billion and other comprehensive income of $372 million. In comparison, we recognized comprehensive income of $59.3 billion in the first quarter of 2013, consisting of net income of $58.7 billion and other comprehensive income of $654 million.
Our comprehensive income for the first quarter of 2014 included a provision for federal income taxes of $2.6 billion resulting from our estimated federal income tax liability for the first quarter of 2014. Our comprehensive income for the first quarter of 2013 included a benefit for federal income taxes of $50.6 billion resulting from the release of the substantial majority of our valuation allowance against our deferred tax assets. We discuss the factors that led to our conclusion to release the valuation allowance against our deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes” in our 2013 Form 10-K.
Our pre-tax income was $7.9 billion in the first quarter of 2014 compared with $8.1 billion in the first quarter of 2013. The decrease in our pre-tax income was primarily due to fair value losses and a decline in net interest income in the first quarter of 2014. These decreases were offset by income from settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us, resolutions we entered into relating to representation and warranty matters and compensatory fees related to servicing matters. In the first quarter of 2014, we recognized $4.7 billion in income related to these arrangements, compared with $820 million in the first quarter of 2013.
Fair value losses of $1.2 billion in the first quarter of 2014 were primarily driven by derivative fair value losses as longer-term swap rates declined in the first quarter of 2014 compared with fair value gains of $834 million in the first quarter of 2013 primarily driven by derivative fair value gains as swap rates increased in the first quarter of 2013.
Net interest income decreased to $4.7 billion in the first quarter of 2014 from $6.3 billion in the first quarter of 2013, primarily due to a decline in the average balance of our retained mortgage portfolio, partially offset by higher guaranty fee income. Also contributing to the decline in our net interest income in the first quarter of 2014 compared with the first quarter of 2013 was our recognition in the first quarter of 2013 of $518 million of income from unamortized cost basis adjustments on loans repurchased by Bank of America as part of the resolution agreement that was entered into in January 2013.
Credit-related income decreased to $1.0 billion in the first quarter of 2014 from $1.2 billion in the first quarter of 2013. Our credit results for the first quarter of 2014 were primarily driven by higher discounted cash flow projections on our individually impaired loans due to a decrease in mortgage interest rates in the first quarter of 2014. Lower mortgage interest rates shorten the expected lives of modified loans, which reduces the impairment on these loans and results in a decrease in the provision for credit losses. In the first quarter of 2013, our credit results were primarily driven by an increase in home prices, including the sales prices of our REO properties as a result of strong demand in the first quarter of 2013.
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
Net Worth
Our net worth decreased to $8.1 billion as of March 31, 2014 from $9.6 billion as of December 31, 2013 primarily due to our payment to Treasury of $7.2 billion in senior preferred stock dividends during the first quarter of 2014, partially offset by our comprehensive income of $5.7 billion for the first quarter of 2014. Our dividend payment for the second quarter of 2014 will be $5.7 billion, which is calculated based on our net worth of $8.1 billion as of March 31, 2014 less the applicable capital reserve amount of $2.4 billion.
Strengthening Our Book of Business
New Book of Business
While continuing to make it possible for families to purchase, refinance or rent homes, we have established responsible credit standards. Beginning in 2008, we took actions to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. These actions have improved the credit quality of our book of business. Given their strong credit risk profile and based on their performance so far, we expect that in the aggregate the loans we have acquired since January 1, 2009, which comprised 78% of our single-family guaranty book of business as of March 31, 2014, will be profitable over their lifetime, by which we mean that we expect our guaranty fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime. See “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and “Risk Factors” in both this report and our 2013 Form 10-K for a discussion of factors that could cause our expectations regarding the performance of the loans in our single-family book of business to change. For information on certain credit characteristics of our new single-family book of business as compared to our legacy book of business, see “Table 29: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period.” For more information on the credit risk profile of our single-family guaranty book of business, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
Our new single-family book of business includes loans that are refinancings of loans that were in our legacy book of business, including loans acquired under our Refi PlusTM initiative, which offers refinancing flexibility to eligible Fannie Mae borrowers. Our Refi Plus initiative includes loans acquired under the Obama Administration’s Home Affordable Refinance Program (“HARPSM”). Refi Plus loans constituted 25% of our new single-family book of business as of March 31, 2014. Accordingly, as of March 31, 2014, 58% of our single-family guaranty book of business was comprised of non-Refi Plus loans acquired since the beginning of 2009, 20% was comprised of Refi Plus loans acquired since the beginning of 2009, and 22% was comprised of single-family loans we acquired prior to 2009. Information about the impact of HARP and Refi Plus on the credit characteristics of our new single-family book of business appears in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—HARP and Refi Plus Loans” and in “Table 31: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus” in that section.
Recently Acquired Single-Family Loans
Table 1 below displays information regarding our average charged guaranty fee on and specified risk characteristics of the single-family loans we acquired in each of the last five quarters. Table 1 also displays the volume of our single-family Fannie Mae MBS issuances for these periods, which is indicative of the volume of single-family loans we acquired for these periods.

Table 1: Single-Family Acquisitions Statistics

	2014	2013
	Q1	Q4	Q3	Q2	Q1
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	63.0	61.2	58.7	56.9	54.4
Single-family Fannie Mae MBS issuances (in millions)(3)	$76,972	$117,809	$186,459	$206,978	$221,865
Select risk characteristics of single-family conventional acquisitions:(4)
Weighted average FICO credit score at origination	741	745	750	754	757
Weighted average original loan-to-value ratio(5)	77%	77%	76%	75%	75%
Original loan-to-value ratio over 80%(5)(6)	31	33	31	29	26
Loan purpose:
Purchase	45%	49%	38%	25%	17%
Refinance	55	51	62	75	83
__________

(1)
Includes the impact of the 10 basis point guaranty fee increase implemented pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”), the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

(2)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(3)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period.

(4)
Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our retained mortgage portfolio and single-family mortgage loans we guarantee.

(5)
The original loan-to-value (“LTV”) ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(6)
We purchase loans with original LTV ratios above 80% as part of our mission to serve the primary mortgage market and provide liquidity to the housing finance system. Except as permitted under HARP, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have an LTV ratio over 80%.

The increase in our average charged guaranty fee on newly acquired single-family loans in the first quarter of 2014 as compared with the first quarter of 2013 was driven primarily by an increase in total loan level price adjustments charged on our acquisitions in the first quarter of 2014, as these acquisitions included a higher proportion of loans with higher loan-to-value (“LTV”) ratios and a higher proportion of loans with lower FICO credit scores than our acquisitions in the first quarter of 2013. Loan level price adjustments refer to one-time cash fees that we charge at the time we initially acquire a loan based on the credit characteristics of the loan. See “Business—Our Charter and Regulation of Our Activities—Potential Changes to Our Single-Family Guaranty Fee Pricing” in our 2013 Form 10-K for information on potential future changes to our guaranty fee pricing.
The increase in our acquisitions of loans with higher LTV ratios in the first quarter of 2014 as compared with the first quarter of 2013 was primarily due to a decline in the percentage of our acquisitions consisting of refinance loans and a corresponding increase in the percentage of our acquisitions consisting of home purchase loans, which typically have higher LTV ratios than refinance loans. In the first quarter of 2014, refinancings comprised approximately 55% of our single-family conventional business volume, compared with approximately 83% in the first quarter of 2013. In addition, we experienced a decline in the average FICO credit scores of both our refinance loan acquisitions and our home purchase loan acquisitions in the first quarter of 2014 as compared with the first quarter of 2013. Despite this shift in the credit risk profile of our acquisitions, the single-family loans we purchased or guaranteed in the first quarter of 2014 continued to have a strong credit profile with a weighted average original LTV ratio of 77%, a weighted average FICO credit score of 741, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. For more information on the credit risk profile of our single-family conventional loan acquisitions for the first quarter of 2014, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.

We expect refinancings to continue to constitute a smaller portion of our single-family business volume in 2014 than in 2013. As a result, we expect to continue to acquire a higher proportion of loans with higher LTV ratios in 2014 than in 2013. Overall mortgage originations also declined significantly in the first quarter of 2014 as compared with the first quarter of 2013, and we expect this trend of lower origination volumes to continue in 2014.
Whether the loans we acquire in the future will exhibit an overall credit profile and performance similar to our more recent acquisitions will depend on a number of factors, including our future pricing and eligibility standards and those of mortgage insurers, the Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”), the percentage of loan originations representing refinancings, changes in interest rates, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of HARP loans we acquire in the future. In addition, if our lender customers retain more of the higher-quality loans they originate as they seek higher-yielding assets, it could negatively affect the credit risk profile of our new single-family acquisitions.
Improving the Credit Performance of our Book of Business
We continue our efforts to improve the credit performance of our book of business. In addition to acquiring loans with strong credit profiles, as we discuss above in “Strengthening Our Book of Business,” we continue to execute on our strategies for reducing credit losses on our legacy book of business, such as helping eligible Fannie Mae borrowers with high LTV ratio loans refinance into more sustainable loans through HARP, offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our real estate owned (“REO”) inventory to minimize costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist struggling homeowners, help stabilize communities and support the housing market.
Table 2 presents information for each of the last five quarters about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to both home retention solutions (loan modifications and other solutions that enable a borrower to stay in his or her home) and foreclosure alternatives (short sales and deeds-in-lieu of foreclosure). The workout information in Table 2 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 2: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2014	2013
	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	2.19%	2.38%	2.38%	2.55%	2.77%	3.02%
Seriously delinquent loan count	383,810	418,837	418,837	447,840	483,253	527,529
Troubled debt restructurings on accrual status(3)	$144,077	$140,512	$140,512	$138,165	$136,558	$134,325
Nonaccrual loans(4)	73,972	81,355	81,355	86,848	93,883	102,602
Foreclosed property inventory:
Number of properties(5)	102,398	103,229	103,229	100,941	96,920	101,449
Carrying value	$10,492	$10,334	$10,334	$10,036	$9,075	$9,263
Combined loss reserves(6)	42,919	44,705	44,705	45,608	49,930	56,626
Total loss reserves(7)	44,760	46,689	46,689	47,664	52,141	59,114
During the period:
Foreclosed property (number of properties):
Acquisitions(5)	31,896	144,384	32,208	37,353	36,106	38,717
Dispositions	(32,727)	(146,821)	(29,920)	(33,332)	(40,635)	(42,934)
Credit-related income(8)	$1,002	$11,205	$848	$3,642	$5,681	$1,034
Credit losses(9)	1,127	4,452	325	1,083	1,541	1,503
REO net sales prices to unpaid principal balance(10)	68%	67%	68%	68%	68%	65%
Short sales net sales price to unpaid principal balance(11)	71%	67%	70%	68%	67%	64%
Loan workout activity (number of loans):
Home retention loan workouts(12)	38,299	172,029	41,053	39,559	43,782	47,635
Short sales and deeds-in-lieu of foreclosure	10,127	61,949	13,021	15,092	17,710	16,126
Total loan workouts	48,426	233,978	54,074	54,651	61,492	63,761
Loan workouts as a percentage of the average balance of delinquent loans in our guaranty book of business(13)	25.70%	26.01%	26.59%	25.32%	26.93%	25.88%
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

(2)
Calculated based on the number of single-family conventional loans that are 90 days or more past due or in the foreclosure process, divided by the number of loans in our single-family conventional guaranty book of business. We include single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	A troubled debt restructuring (“TDR”) is a modification to the contractual terms of a loan in which a concession is granted to a borrower experiencing financial difficulty.

(4)
We generally classify single-family loans as nonaccrual when the payment of principal or interest on the loan is two or more months past due according to its contractual terms. Excludes off-balance sheet loans in unconsolidated Fannie Mae MBS trusts that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(5)	Includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets,” and acquisitions through deeds-in-lieu of foreclosure.

(6)
Consists of the allowance for loan losses for single-family loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and loans that we have guaranteed under long-term standby commitments. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related Income—Benefit for Credit Losses.”

(7)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable and (c) allowance for preforeclosure property taxes and insurance receivables.

(8)	Consists of (a) the benefit for credit losses and (b) foreclosed property income.

(9)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property income, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(10)
Calculated as the amount of sale proceeds received on disposition of REO properties during the respective period, excluding those subject to repurchase requests made to our sellers or servicers, divided by the aggregate unpaid principal balance of the related loans at the time of foreclosure. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing.

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

(13)	Calculated based on annualized problem loan workouts during the period as a percentage of the average balance of delinquent loans in our single-family guaranty book of business.
We provide additional information on our credit-related expense or income in “Consolidated Results of Operations—Credit-Related Income” and on the credit performance of mortgage loans in our single-family book of business in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
We provide more information on our efforts to reduce our credit losses in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” and “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in both this report and our 2013 Form 10-K. See also “Risk Factors” in our 2013 Form 10-K, where we describe factors that may adversely affect the success of our efforts, including our reliance on third parties to service our loans, conditions in the foreclosure environment, and risks relating to our mortgage insurer counterparties.
Contributions to the Housing and Mortgage Markets
Liquidity and Support Activities
As the largest provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During the first quarter of 2014, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. The approximately $87 billion in liquidity we provided to the mortgage market in the first quarter of 2014 through our purchases and guarantees of loans and securities enabled borrowers to complete approximately 232,000 mortgage refinancings and approximately 163,000 home purchases, and provided financing for approximately 72,000 units of multifamily housing.

•
Our role in the market enables borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided over 48,000 loan workouts in the first quarter of 2014 to help homeowners stay in their homes or otherwise avoid foreclosure. These efforts helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus initiative. We acquired approximately 97,000 Refi Plus loans in the first quarter of 2014. Refinancings delivered to us through Refi Plus in the first quarter of 2014 reduced borrowers’ monthly mortgage payments by an average of $157. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed-rate mortgage or to switch from an interest-only mortgage to a fully amortizing mortgage.

•
We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed in the first quarter of 2014 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in our 2013 Form 10-K in “Business—Business Segments—Capital Markets.”

2014 Market Share
We estimate that our single-family market share was 31% in the first quarter of 2014, compared with 32% in the fourth quarter of 2013 and 41% in the first quarter of 2013. We estimate that the total single-family market share of Fannie Mae, Freddie Mac and Ginnie Mae was 75% in the first quarter of 2014, compared with 70% in the fourth quarter of 2013 and 86% in the first quarter of 2013. These amounts represent our estimates of single-family mortgage acquisitions by Fannie Mae, Freddie Mac and Ginnie Mae for each quarter as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that quarter. We exclude from Fannie Mae’s market share number our acquisitions of delinquent loans purchased from our MBS trusts. Because our estimate of mortgage originations in prior periods is subject to change as additional data become available, these market share estimates may change in the future, perhaps materially.
We remained the largest single issuer of mortgage-related securities in the secondary market during the first quarter of 2014, with an estimated market share of new single-family mortgage-related securities issuances of 41%, compared with 46% in the fourth quarter of 2013 and 48% in the first quarter of 2013.
We remained a continuous source of liquidity in the multifamily market in the first quarter of 2014. We owned or guaranteed approximately 20% of the outstanding debt on multifamily properties as of December 31, 2013 (the latest date for which information was available).
Housing and Mortgage Market and Economic Conditions
Economic growth slowed in the first quarter of 2014 compared with the fourth quarter of 2013. According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 0.1% on an annualized basis in the first quarter of 2014, compared with an increase of 2.6% in the fourth quarter of 2013. The overall economy gained an estimated 569,000 jobs in the first quarter of 2014. According to the U.S. Bureau of Labor Statistics, over the last 12 months ending in March 2014, the economy created an estimated 2.2 million non-farm jobs. The unemployment rate was 6.7% in March 2014, unchanged from December 2013. In April 2014, non-farm payrolls increased by 288,000 jobs, and the unemployment rate decreased to 6.3%.
Total originations in the U.S. single-family mortgage market were an estimated $245.8 billion in the first quarter of 2014, down from an estimated $357.5 billion in the fourth quarter of 2013, driven by a decline in refinancings to an estimated $117.7 billion in the first quarter of 2014 from an estimated $184.3 billion in the fourth quarter of 2013. According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $9.86 trillion of single-family debt outstanding, was estimated to be approximately $10.78 trillion as of December 31, 2013 (the latest date for which information was available), unchanged from September 30, 2013.
Housing activity declined during the first quarter of 2014 as compared with the fourth quarter of 2013. Total existing home sales averaged 4.6 million units annualized in the first quarter of 2014, a 6.9% decrease from the fourth quarter of 2013, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 14% of existing home sales in both March 2014 and December 2013, compared with 21% in March 2013. According to the U.S. Census Bureau, new single-family home sales weakened during the first quarter of 2014, averaging an annualized rate of 434,000 units, a 2.5% decrease from the fourth quarter of 2013.
The number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes each increased in the first quarter of 2014. According to the U.S. Census Bureau, the number of months’ supply of new homes was 6.0 months as of March 31, 2014, compared with 5.1 months as of December 31, 2013. According to data from the National Association of REALTORS®, the months’ supply of existing unsold homes was 5.2 months as of March 31, 2014, compared with a 4.6 months’ supply as of December 31, 2013.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained historically high at 5.4% as of December 31, 2013 (the latest date for which information was available), according to the Mortgage Bankers Association National Delinquency Survey, compared with 5.7% as of September 30, 2013. We provide information about Fannie Mae’s serious delinquency rate, which also decreased in the fourth quarter of 2013, in “Improving the Credit Performance of our Book of Business.”
Based on our home price index, we estimate that home prices on a national basis increased by 0.4% in the first quarter of 2014, following an increase of 8.5% in 2013 and 4.2% in 2012. Despite the recent increases in home prices, we estimate that, through March 31, 2014, home prices on a national basis remained 13.4% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the fourth quarter of 2013 was approximately 6.5 million, unchanged from the third quarter of 2013 and down from 10.5 million in the fourth quarter of 2012. The percentage of properties with mortgages in a negative equity position in the fourth quarter of 2013 was 13.3%, unchanged from the third quarter of 2013 and down from 21.6% in the fourth quarter of 2012 and its peak of 26.0% reached in the fourth quarter of 2009.
Thirty-year mortgage rates ended the quarter at 4.40% for the week of March 27, 2014, down from 4.48% for the week ended December 26, 2013, according to Freddie Mac.
During the first quarter of 2014, multifamily fundamentals improved modestly, according to preliminary third-party data. The national multifamily vacancy rate for institutional investment-type apartment properties decreased to an estimated 5.00% as of March 31, 2014, compared with 5.10% as of December 31, 2013 and 5.25% as of March 31, 2013.
National asking rents increased by an estimated 0.5% during the first quarter of 2014, compared with an increase of 1.0% during the fourth quarter of 2013. Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 42,000 units during the first quarter of 2014, according to preliminary data from Reis, Inc., compared with approximately 49,000 units during the fourth quarter of 2013.
As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. Approximately 280,000 new multifamily units are expected to be completed this year. The bulk of this new supply is concentrated in a limited number of metropolitan areas. As a result, multifamily fundamentals could be impacted in certain localized areas, producing a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas later in 2014.
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
We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Legislative and Regulatory Developments—Housing Finance Reform” in this report and “Business—Housing Finance Reform” in our 2013 Form 10-K for a discussion of proposals for reform of the housing finance system, including the GSEs, that could materially affect our business, including proposed federal legislation that, among other things, would require the wind down of Fannie Mae and Freddie Mac. See “Risk Factors” in both this report and in our 2013 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
Financial Results. Our financial results continued to be strong in the first quarter of 2014, with net income of $5.3 billion. We expect to remain profitable for the foreseeable future. While we expect our annual net income to remain strong over the next few years, we expect our annual net income to be substantially lower than our net income for 2013. We discuss the reasons for this expectation, and note our expectation that certain factors that contributed to a large portion of our 2013 net income will not contribute as significantly or at all to our earnings in 2014 or future years, in “Business—Executive Summary—Outlook—Financial Results” in our 2013 Form 10-K. Our earnings will be affected by a number of factors, including: changes in home prices; changes in interest rates; our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Some of these factors, such as changes in interest rates or home prices, could result in significant variability in our earnings from quarter to quarter or year to year. Our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.
Revenues. We currently have two primary sources of revenues: (1) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets; and (2) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties. Our

“retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). Historically, we have generated the majority of our revenues from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. As we discuss in our 2013 Form 10-K in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements,” we are required to reduce the size of our retained mortgage portfolio each year until we hold no more than $250 billion in mortgage assets by the end of 2018. As a result of both the shrinking of our retained mortgage portfolio and the impact of guaranty fee increases, an increasing portion of our revenues in recent years has been derived from guaranty fees rather than from interest income earned on our retained mortgage portfolio assets. We recognize almost all of our guaranty fee revenue in net interest income in our condensed consolidated statements of operations and comprehensive income due to the consolidation of the substantial majority of our MBS trusts on our balance sheets. The percentage of our net interest income derived from guaranty fees on loans underlying our Fannie Mae MBS has increased in recent periods. We estimate that approximately 45% of our net interest income for the first quarter of 2014 was derived from guaranty fees on loans underlying our Fannie Mae MBS, compared with approximately 35% for the first quarter of 2013. We expect that this trend will continue and that, in the near future, guaranty fees will become the primary source of our revenues.
The decrease in the balance of mortgage assets held in our retained mortgage portfolio contributed to a decline in our net interest income in the first quarter of 2014 as compared with the first quarter of 2013. We expect continued decreases in the size of our retained mortgage portfolio, which will continue to negatively impact our net interest income and revenues; however, we also expect increases in our guaranty fee revenues will at least partially offset the negative impact of the decline in our retained mortgage portfolio. The extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio; economic and housing market conditions; and legislative and regulatory changes.
Although our single-family acquisition volume declined significantly in the first quarter of 2014 as compared with the fourth quarter of 2013, liquidations of loans from our single-family guaranty book of business also declined. Accordingly, the size of our single-family guaranty book of business remained relatively flat in the first quarter of 2014 as compared with the fourth quarter of 2013, and our single-family guaranty fee revenues continued to increase. We expect our single-family acquisition volumes this year to continue to remain lower than prior year volumes; however, we also expect liquidations of loans from our single-family guaranty book of business to remain lower. As a result, we do not expect these lower volumes to have a material adverse effect on the size of our single-family guaranty book of business or on our single-family guaranty fee revenues in the near term. However, if the current reduction in our acquisition volume accelerates or remains ongoing for a significant period of time or if the rate of liquidations of loans from our single-family guaranty book increases without a corresponding increase in our acquisitions, it could adversely affect the size of our single-family guaranty book of business and our single-family guaranty fee revenues over the long term.
In 2013 and the first quarter of 2014, our revenues were positively impacted by income from settlement agreements resolving certain lawsuits relating to PLS sold to us. Income from PLS settlements contributed $4.1 billion to our revenues in the first quarter of 2014, compared with $1.6 billion in the fourth quarter of 2013 and $2.2 billion for all of 2013. As of March 31, 2014, we had resolved a majority of the PLS lawsuits filed by FHFA on our behalf, and we expect to receive significantly less revenue from PLS settlements in future periods.
Dividend Obligations to Treasury. We expect to retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $2.4 billion for each quarter of 2014 and then decreases by $600 million annually until it reaches zero in 2018.
From 2009 through the first quarter of 2012, we received a total of $116.1 billion from Treasury under the senior preferred stock purchase agreement. This funding provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”). In addition, a portion of the $116.1 billion we received from Treasury was drawn to pay dividends to Treasury because, prior to 2013, our dividend payments on the senior preferred stock accrued at an annual rate of 10%, and we were directed by our conservator to pay these dividends to Treasury each quarter even when we did not have sufficient income to pay the dividend. We have not received funds from Treasury under the agreement since the first quarter of 2012. From 2008 through the first quarter of 2014, we paid a total of $121.1 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis. In June 2014, we expect to pay Treasury additional senior preferred stock dividends of $5.7 billion for the second quarter of 2014.
Overall Market Conditions. We expect that single-family mortgage loan serious delinquency and severity rates will continue their downward trend, but that single-family serious delinquency and severity rates will remain high compared with pre-housing crisis levels because it will take some time for the remaining delinquent loans with high mark-to-market LTV ratios originated prior to 2009 to work their way through the foreclosure process. Despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties. We expect the level of multifamily foreclosures in 2014 will generally remain commensurate with 2013 levels.
We believe that the increase in mortgage rates since the first half of 2013 will result in a decline in overall single-family mortgage originations in 2014 as compared with 2013, driven by a decline in refinancings. We forecast that total originations in the U.S. single-family mortgage market in 2014 will decrease from 2013 levels by approximately 40%, from an estimated $1.91 trillion in 2013 to $1.14 trillion in 2014, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.18 trillion in 2013 to $416.6 billion in 2014. We forecast that total single-family mortgage debt outstanding will increase slightly in 2014, increasing from an estimated $9.86 trillion as of December 31, 2013 to $9.94 trillion as of December 31, 2014.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-related securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in January 2014. The Federal Reserve’s tapering of its mortgage-related securities purchases, or possible future sales of mortgage-related securities by the Federal Reserve, could result in increases in mortgage interest rates and adversely affect our single-family business volume. See “Risk Factors” in our 2013 Form 10-K for a description of the potential risks to our business as a result of increases in mortgage interest rates.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 0.4% in the first quarter of 2014. Although we expect home price growth to continue in 2014, we expect the rate of home price growth on a national basis in 2014 will be lower than in 2013. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-related securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We currently realize losses on loans, through our charge-offs, at the time of foreclosure or when we accept short sales or deeds-in-lieu of foreclosure. Our credit losses were $1.1 billion in the first quarter of 2014, compared with $260 million in the fourth quarter of 2013 and $1.5 billion in the first quarter of 2013. Although our credit losses have declined in recent years, we expect our credit losses in 2014 and 2015 will be higher than in 2013. The amounts we recognized in 2013 pursuant to a number of repurchase and compensatory fee resolution agreements reduced our 2013 credit losses from what they otherwise would have been. Moreover, we expect our implementation of the charge-off provisions required by FHFA’s Advisory Bulletin AB 2012-02 in 2015 will increase our credit losses for 2015 from what they otherwise would have been. We expect our credit losses to resume their downward trend beginning in 2016. See “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” for further information about this Advisory Bulletin.
Loss Reserves. Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves were $45.3 billion as of March 31, 2014, down from $47.3 billion as of December 31, 2013 and their peak of $76.9 billion as of December 31, 2011. We expect our loss reserves will continue to decline in 2014, but at a slower pace than in 2013. Although our loss reserves have declined substantially from their peak and are expected to decline further, we expect our loss reserves will remain elevated relative to the levels experienced prior to the 2008 housing crisis for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default.
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, the level and sources of our revenues, our future dividend payments to Treasury, the profitability and performance of single-family loans we have acquired, our future acquisitions, future liquidations of loans from our single-family guaranty book of business, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future delinquency and severity rates, future mortgage originations, future refinancings, future single-family mortgage debt outstanding and future home prices. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; our future serious delinquency rates; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; future legislative or regulatory changes that have a significant impact on our business, such as the enactment of housing finance reform legislation; actions we may be required to take by FHFA, as our conservator or as our regulator, such as changes in the type of business we do; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loans; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fiscal and monetary policies of the Federal Reserve, including the effect of the tapering of its program of purchasing mortgage-related securities and any future sales of such securities; changes in the fair value of our assets and liabilities; impairments of our assets; changes in generally accepted accounting principles (“GAAP”); credit availability; natural and other disasters; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2013 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Housing Finance Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2013 Form 10-K. Also see “Risk Factors” in this report and in our 2013 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
Housing Finance Reform
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, called for enactment of meaningful structural reforms of Fannie Mae and Freddie Mac. See “Business—Housing Finance Reform” in our 2013 Form 10-K for a description of activities relating to GSE reform that occurred in 2011 through early 2014, including descriptions of: the Administration’s housing policy priorities, which include winding down Fannie Mae and Freddie Mac through a responsible transition; the Administration’s February 2011 report on GSE reform, which discusses potential options for a new long-term structure for the housing finance system following the wind-down of Fannie Mae and Freddie Mac; and legislation introduced in the first session of the current Congress relating to housing finance system reform and the terms of Fannie Mae’s and Freddie Mac’s senior preferred stock purchase agreements with Treasury.
Congress has continued to consider housing finance reform and the future of the GSEs in recent months. In March 2014, two new proposals for housing finance reform were released by members of Congress: on March 16, 2014, Senate Banking Committee Chairman Johnson and Ranking Member Crapo released a draft bill entitled the “Housing Finance Reform and Taxpayer Protection Act of 2014;” and on March 27, 2014, House Financial Services Committee Ranking Member Waters released a draft bill entitled the “Housing Opportunities Move the Economy (HOME) Forward Act of 2014.” These bills each propose to establish new, different housing finance systems to replace Fannie Mae and Freddie Mac. Each of the proposed bills, if enacted in its current form, would result in the wind-down and eventual liquidation of Fannie Mae and Freddie Mac, and would materially affect our business prior to our eventual liquidation. For example, both bills include provisions that: require that we pay assessments or fees to help fund the operations of entities in the new housing finance system; permit the sale or transfer of our infrastructure and assets to entities in the new housing finance system; eliminate our housing goals; and prohibit us from engaging in new business after a specified period of time which may be within five years after enactment of the legislation.
The Johnson-Crapo bill maintains the current “net worth sweep” dividend payment provisions of Fannie Mae and Freddie Mac’s senior preferred stock purchase agreements with Treasury, except that amendments to facilitate the sale of our assets in compliance with our wind-down plan would be permitted. In addition, the Johnson-Crapo bill amends the statutory priority for paying unsecured claims in a receivership of Fannie Mae or Freddie Mac, putting amounts owed to the United States immediately after the administrative expenses of the receiver and before general creditors and other unsecured claims, unless the United States agrees or consents otherwise. By contrast, the Waters bill provides for distribution of the net earnings of Fannie Mae and Freddie Mac during the conservatorships in the following order of priority: (1) repayment of the senior preferred stock owned by Treasury; (2) payment of interest to Treasury at a rate of 10% per year over the term of the senior preferred stock; (3) establishment of any reserve funds Treasury determines are needed in connection with the wind-down of Fannie Mae and Freddie Mac; (4) payment of any deferred contributions to the Housing Trust Fund and Capital Magnet Fund that have not been paid; (5) purchase of other outstanding preferred shares; and (6) purchase of outstanding common shares, including warrants held by Treasury. The Waters bill provides for a full faith and credit U.S. government guaranty on all of Fannie Mae and Freddie Mac’s obligations, while the Johnson-Crapo bill provides for a U.S. government guaranty that is limited to those obligations of Fannie Mae and Freddie Mac that are specified in the bill. There is uncertainty as to how certain of the provisions described above and other provisions of the bills would be applied.
We expect Congress to continue to consider housing finance reform legislation. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors” in this report and our 2013 Form 10-K for discussions of the risks to our business relating to the uncertain future of our company and of how the uncertain future of our company may adversely affect our ability to retain and recruit well-qualified employees, including senior management.
Dodd-Frank Act—FHFA Rule Regarding Stress Testing
Pursuant to an FHFA rule issued in September 2013 implementing a provision of the Dodd-Frank Act, we are required to conduct an annual stress test, based on our data as of September 30 of that year, using three different scenarios of financial conditions provided by FHFA: baseline, adverse and severely adverse. As required by the rule, we published the stress test results for the severely adverse scenario on our Web site on April 30, 2014.
Housing Goals
As described in “Business—Our Charter and Regulation of Our Activities—The GSE Act—Housing Goals and Duty to Serve Underserved Markets,” the benchmark level for our acquisitions of single-family owner-occupied purchase money mortgage loans for families in low-income areas is set annually by notice from FHFA. In April 2014, FHFA notified us that the overall low-income areas home purchase benchmark for 2014 is 18%.
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
Among other requirements, this Advisory Bulletin requires that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). For multifamily loans, the Advisory Bulletin requires that any portion of a loan balance that exceeds the amount secured by the fair value of the collateral, less costs to sell, for which there is no available and reliable source of repayment other than the sale of the underlying real estate collateral, to be classified as a “loss.” The Advisory Bulletin also requires us to charge off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loss reserves or as a reduction in our foreclosed property expenses. In May 2013, FHFA issued an additional Advisory Bulletin clarifying the implementation timeline for AB 2012-02, requiring that: (1) the asset classification provisions of AB 2012-02 should be implemented by January 1, 2014; and (2) the charge-off provisions of AB 2012-02 should be implemented no later than January 1, 2015. Effective January 1, 2014, we implemented the asset classification provisions of AB 2012-02 and expect to provide FHFA with this information in May 2014.
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
We are working with FHFA to consider how the Advisory Bulletin may impact our credit risk management practices. During the past twelve months, approximately 45% of our first-time modifications were initiated after loans became 180 days delinquent. This is a result of a number of factors, including servicer backlogs, lack of borrower responsiveness to loss mitigation efforts, and extended foreclosure timelines, which affect the willingness of borrowers to engage regarding loss mitigation options. Given the current rate of modification activity after loans become 180 days delinquent, the benefit we expect from borrower re-performance is significant in estimating the losses for this population of loans. In July 2013, we introduced a streamlined modification program that may accelerate the timing of our modifications; however, we still expect a meaningful number of modifications to be initiated after our loans become 180 days past due. As we obtain incremental information on the performance of this program, we will enhance our loss estimates, as necessary, to reflect the change in the expected timing and volume of modifications.
We are working with FHFA to resolve certain implementation issues related to our adoption of the Advisory Bulletin. We do not expect that the adoption of the Advisory Bulletin will have a material impact on our financial position or results of operations.
For information on the risks presented by our adoption of the Advisory Bulletin, see “Risk Factors” in our 2013 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2013 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” in our 2013 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified four of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:
•    Fair Value Measurement;
•    Total Loss Reserves;
•    Other-Than-Temporary Impairment of Investment Securities; and

•    Deferred Tax Assets.
See “MD&A—Critical Accounting Policies and Estimates” in our 2013 Form 10-K for a discussion of these critical accounting policies and estimates.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our condensed consolidated results of operations for the periods indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 3 displays a summary of our condensed consolidated results of operations for the periods indicated.
Table 3: Summary of Condensed Consolidated Results of Operations

	For the Three Months Ended
	March 31,
	2014	2013	Variance
	(Dollars in millions)
Net interest income	$4,738	$6,304	$(1,566)
Fee and other income	4,355	568	3,787
Net revenues	9,093	6,872	2,221
Investment gains, net	146	118	28
Fair value (losses) gains, net	(1,190)	834	(2,024)
Administrative expenses	(672)	(641)	(31)
Credit-related income
Benefit for credit losses	774	957	(183)
Foreclosed property income	262	260	2
Total credit-related income	1,036	1,217	(181)
Other non-interest expenses(1)	(504)	(286)	(218)
Income before federal income taxes	7,909	8,114	(205)
(Provision) benefit for federal income taxes	(2,584)	50,571	(53,155)
Net income attributable to Fannie Mae	$5,325	$58,685	$(53,360)
Total comprehensive income attributable to Fannie Mae	$5,697	$59,339	$(53,642)
__________

(1)	Consists of net other-than-temporary impairments, debt extinguishment losses, net, TCCA fees and other expenses, net.
Net Interest Income
We currently have two primary sources of net interest income: (1) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets; and (2) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties, which we refer to as our consolidated trusts.
Table 4 displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Table 5 displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 4: Analysis of Net Interest Income and Yield

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$296,018	$2,634	3.56%	$345,077	$3,830	4.44%
Mortgage loans of consolidated trusts	2,771,950	25,954	3.75	2,669,149	25,394	3.81
Total mortgage loans(1)	3,067,968	28,588	3.73	3,014,226	29,224	3.88
Mortgage-related securities	157,595	1,819	4.62	236,309	2,683	4.54
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(107,798)	(1,258)	4.67	(152,986)	(1,797)	4.70
Total mortgage-related securities, net	49,797	561	4.51	83,323	886	4.25
Non-mortgage securities(2)	33,626	6	0.07	42,879	13	0.12
Federal funds sold and securities purchased under agreements to resell or similar arrangements	33,395	5	0.06	69,804	27	0.15
Advances to lenders	3,213	19	2.37	6,085	30	1.97
Total interest-earning assets	$3,187,999	$29,179	3.66%	$3,216,317	$30,180	3.75%
Interest-bearing liabilities:
Short-term debt(3)	$62,931	$20	0.13%	$112,790	$42	0.15%
Long-term debt	442,368	2,345	2.12	513,910	2,675	2.08
Total short-term and long-term funding debt	505,299	2,365	1.87	626,700	2,717	1.73
Debt securities of consolidated trusts	2,822,418	23,334	3.31	2,754,427	22,956	3.33
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(107,798)	(1,258)	4.67	(152,986)	(1,797)	4.70
Total debt securities of consolidated trusts held by third parties	2,714,620	22,076	3.25	2,601,441	21,159	3.25
Total interest-bearing liabilities	$3,219,919	$24,441	3.04%	$3,228,141	$23,876	2.96%
Net interest income/net interest yield		$4,738	0.59%		$6,304	0.78%

	As of March 31,
	2014	2013
Selected benchmark interest rates(4)
3-month LIBOR	0.23%	0.28%
2-year swap rate	0.55	0.42
5-year swap rate	1.80	0.95
30-year Fannie Mae MBS par coupon rate	3.44	2.62
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $527 million for the first quarter of 2014 compared with $763 million for the first quarter of 2013.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.

(4)	Data from IntercontinentalExchange Group, Inc., Thomson Reuters and Bloomberg L.P.

Table 5: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended
	March 31, 2014 vs. 2013
	Total	Variance Due to:(1)
	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(1,196)	$(499)	$(697)
Mortgage loans of consolidated trusts	560	967	(407)
Total mortgage loans	(636)	468	(1,104)
Total mortgage-related securities, net	(325)	(381)	56
Non-mortgage securities(2)	(7)	(2)	(5)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(22)	(10)	(12)
Advances to lenders	(11)	(16)	5
Total interest income	(1,001)	59	(1,060)
Interest expense:
Short-term debt(3)	(22)	(17)	(5)
Long-term debt	(330)	(378)	48
Total short-term and long-term funding debt	(352)	(395)	43
Total debt securities of consolidated trusts held by third parties	917	1,090	(173)
Total interest expense	565	695	(130)
Net interest income	$(1,566)	$(636)	$(930)
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.
Net interest income decreased in the first quarter of 2014 compared with the first quarter of 2013, primarily due to a decrease in net interest income from our retained mortgage portfolio, partially offset by an increase in net interest income from our consolidated trusts.
The decrease in net interest income from our retained mortgage portfolio was primarily due to lower interest income on mortgage loans and securities driven by a 22% decline in the average balance of our retained mortgage portfolio, as well as the positive impact on our interest income and yield for mortgage loans in the first quarter of 2013 due to our January 2013 resolution agreement with Bank of America. This decrease was partially offset by lower interest expense on funding debt due to lower funding needs.
The increase in net interest income from our consolidated trusts was primarily due to higher guaranty fees driven by a higher volume of loans subject to the cumulative impact of price increases in 2012, including a 10 basis point increase during the second quarter of 2012 mandated by the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) and an additional average increase of 10 basis points implemented during the fourth quarter of 2012. We recognize almost all of our guaranty fees in net interest income due to the consolidation of the substantial majority of our MBS trusts on our balance sheet.
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. Fee and other income increased in the first quarter of 2014 compared with the first quarter of 2013 primarily as a result of $4.1 billion recognized as income in the first quarter of 2014 resulting from settlement agreements resolving certain lawsuits relating to PLS sold to us. See “Legal Proceedings—FHFA Private-Label Mortgage-Related Securities Litigation” for additional information.

Fair Value (Losses) Gains, Net
Table 6 displays the components of our fair value gains and losses.
Table 6: Fair Value (Losses) Gains, Net

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Risk management derivatives fair value (losses) gains attributable to:
Net contractual interest expense accruals on interest rate swaps	$(199)	$(200)
Net change in fair value during the period	(741)	631
Total risk management derivatives fair value (losses) gains, net	(940)	431
Mortgage commitment derivatives fair value (losses) gains, net	(345)	131
Total derivatives fair value (losses) gains, net	(1,285)	562
Trading securities gains, net	145	396
Other, net(1)	(50)	(124)
Fair value (losses) gains, net	$(1,190)	$834

	2014	2013
5-year swap rate:
As of January 1	1.79%	0.86%
As of March 31	1.80%	0.95%
10-year swap rate:
As of January 1	3.09%	1.84%
As of March 31	2.84%	2.01%
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value (Losses) Gains, Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. We recognized risk management derivative fair value losses in the first quarter of 2014 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the period. We recognized risk management derivative fair value gains in the first quarter of 2013 primarily as a result of increases in the fair value of our pay-fixed derivatives due to increases in swap rates during the period.
We present, by derivative instrument type, the fair value gains and losses, net on our derivatives for the three months ended March 31, 2014 and 2013 in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value (Losses) Gains, Net
We recognized fair value losses on our mortgage commitments in the first quarter of 2014 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment period. We recognized fair value gains on our mortgage commitments in the first quarter of 2013 primarily due to gains on commitments to sell mortgage-related securities as a result of a decrease in prices as interest rates increased during the commitment period.
Trading Securities Gains, Net
Gains from trading securities in the first quarter of 2014 were driven by higher prices on securities primarily due to a decrease in interest rates, in addition to a narrowing of credit spreads on subprime private-label securities. Gains from trading securities in the first quarter of 2013 were primarily driven by higher prices on Alt-A and subprime private-label securities, due to the narrowing of credit spreads on these securities as well as an improvement in the credit outlook of certain financial guarantors of these securities.
Credit-Related Income
We refer to our (benefit) provision for loan losses and guaranty losses collectively as our “benefit for credit losses.” Credit-related income consists of our benefit for credit losses and foreclosed property income.
Benefit for Credit Losses
Table 7 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. The fair value losses shown in Table 7 represent credit losses we expect to realize in the future or amounts that will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”
Table 7: Total Loss Reserves

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Allowance for loan losses	$41,911	$43,846
Reserve for guaranty losses(1)	1,520	1,449
Combined loss reserves	43,431	45,295
Allowance for accrued interest receivable	1,048	1,156
Allowance for preforeclosure property taxes and insurance receivable(2)	802	839
Total loss reserves	45,281	47,290
Fair value losses previously recognized on acquired credit-impaired loans(3)	10,939	11,316
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$56,220	$58,606
__________

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
Table 8 displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the periods indicated.

Table 8: Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$43,846	$58,795
Benefit for loan losses	(872)	(984)
Charge-offs(1)	(1,599)	(2,720)
Recoveries	391	1,272
Other(2)	145	98
Ending balance	$41,911	$56,461
Reserve for guaranty losses:
Beginning balance	$1,449	$1,231
Provision for guaranty losses	98	27
Charge-offs	(28)	(56)
Recoveries	1	1
Ending balance	$1,520	$1,203
Combined loss reserves:
Beginning balance	$45,295	$60,026
Benefit for credit losses	(774)	(957)
Charge-offs(1)	(1,627)	(2,776)
Recoveries	392	1,273
Other(2)	145	98
Ending balance	$43,431	$57,664

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$42,919	$44,705
Multifamily	512	590
Total	$43,431	$45,295
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.49%	1.55%
Multifamily	0.26	0.29
Combined loss reserves as a percentage of:
Total guaranty book of business	1.41%	1.47%
Recorded investment in nonaccrual loans(3)	57.29	54.20

_________

(1)	Includes accrued interest of $94 million and $115 million for the three months ended March 31, 2014 and 2013, respectively.

(2)
Amounts represent the net activity recorded in our allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers. The benefit for credit losses, charge-offs and recoveries activity included in this table reflects all changes for both the allowance for loan losses and the valuation allowances for accrued interest and preforeclosure property taxes and insurance receivable that relate to the mortgage loans.

(3)	Excludes off-balance sheet loans in unconsolidated Fannie Mae MBS trusts that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.
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
We recognized a benefit for credit losses of $774 million in the first quarter of 2014 and $957 million in the first quarter of 2013. The following factors contributed to our benefit for credit losses in the first quarter of 2014:

•
Mortgage interest rates declined in the first quarter of 2014 resulting in higher discounted cash flow projections on our individually impaired loans. Lower mortgage interest rates shorten the expected lives of modified loans, which reduces the impairment on these loans and results in a decrease in the provision for credit losses.

•
Home prices increased by 0.4% in the first quarter of 2014 and 1.6% in the first quarter of 2013. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that default, which reduces our total loss reserves and provision for credit losses.

•
The number of our seriously delinquent single-family loans declined 27% to approximately 384,000 as of March 31, 2014 from approximately 528,000 as of March 31, 2013, and the number of “early stage” delinquent loans (loans that are 30 to 89 days past due) declined 19% to approximately 316,000 as of March 31, 2014 from approximately 392,000 as of March 31, 2013. The reduction in the number of delinquent loans was due to home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. A decline in the number of loans becoming delinquent or seriously delinquent reduces our total loss reserves and provision for credit losses.

In the first quarter of 2013, our benefit for credit losses was primarily driven by an increase in home prices, including the sales prices of our REO properties as a result of strong demand in the first quarter of 2013, and lower single-family delinquency rates.
We discuss our expectations regarding our future loss reserves in “Executive Summary—Outlook—Loss Reserves.”

Troubled Debt Restructurings and Nonaccrual Loans
Table 9 displays the composition of loans restructured in a troubled debt restructuring (“TDR”) that are on accrual status and loans on nonaccrual status. The table includes held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”
Table 9: Troubled Debt Restructurings and Nonaccrual Loans

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
TDRs on accrual status:
Single-family	$144,077	$140,512
Multifamily	684	715
Total TDRs on accrual status	$144,761	$141,227
Nonaccrual loans:
Single-family	$73,972	$81,355
Multifamily	1,840	2,209
Total nonaccrual loans	$75,812	$83,564
Accruing on-balance sheet loans past due 90 days or more(1)	$685	$719

	For the Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$1,760	$1,998
Interest income recognized for the period(3)	1,369	1,451
__________

(1)
Recorded investment in loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. The majority of this amount consists of loans insured or guaranteed by the U.S. government and loans for which we have recourse against the seller in the event of a default.

(2)
Represents the amount of interest income we did not recognize, but would have recognized during the period for nonaccrual loans and TDRs on accrual status as of the end of each period had the loans performed according to their original contractual terms.

(3)
Represents interest income recognized during the period for loans classified as either nonaccrual loans or TDRs on accrual status as of the end of each period. Includes primarily amounts accrued while the loans were performing and cash payments received on nonaccrual loans.

Foreclosed Property Income
Foreclosed property income was flat in the first quarter of 2014 compared with the first quarter of 2013. The amount of foreclosed property income recognized that is related to resolutions we entered into for representation and warranty matters and compensatory fees related to servicing matters increased in the first quarter of 2014 compared with the first quarter of 2013; however, this increase was offset by a decrease in gains recognized on dispositions of our REO properties in the first quarter of 2014.
Credit Loss Performance Metrics
Our credit-related income should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonaccrual loans and TDRs, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 10 displays the components of our credit loss performance metrics as well as our average single-family and multifamily initial charge-off severity rates.
Table 10: Credit Loss Performance Metrics

	For the Three Months Ended March 31,
	2014			2013
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$1,235	16.0	bps	$1,503	19.8	bps
Foreclosed property income	(262)	(3.4)		(260)	(3.4)
Credit losses including the effect of fair value losses on acquired credit-impaired loans	973	12.6		1,243	16.4
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property income(2)	160	2.1		255	3.4
Credit losses and credit loss ratio	$1,133	14.7	bps	$1,498	19.8	bps
Credit losses attributable to:
Single-family	$1,127			$1,503
Multifamily	6			(5)
Total	$1,133			$1,498
Single-family initial charge-off severity rate(3)		20.31%			27.18%
Multifamily initial charge-off severity rate(3)		29.91%			34.49%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition. Single-family rate excludes charge-offs from short sales and third-party sales. Multifamily rate is net of risk-sharing agreements.

Credit losses decreased in the first quarter of 2014 compared with the first quarter of 2013 primarily due to lower REO acquisitions driven by lower delinquencies. In addition, in the first quarter of 2014, credit losses were positively impacted by the recovery of previously charged off loans resulting from a settlement agreement reached in the first quarter of 2014 with Lehman Brothers Holdings, Inc. (“Lehman Brothers”) related to representation and warranty matters. For more information on this agreement, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Other.”
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”
Regulatory Hypothetical Credit Loss Sensitivities
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
Table 11 displays the credit loss sensitivities as of the dates indicated for first-lien single-family loans that are in our retained mortgage portfolio or underlying Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancements.

Table 11: Single-Family Credit Loss Sensitivity(1)

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Gross single-family credit loss sensitivity	$9,475	$9,109
Less: Projected credit risk sharing proceeds	(1,102)	(1,062)
Net single-family credit loss sensitivity	$8,373	$8,047
Single-family loans in our retained mortgage portfolio and loans underlying Fannie Mae MBS	$2,819,111	$2,828,395
Single-family net credit loss sensitivity as a percentage of outstanding single-family loans in our retained mortgage portfolio and Fannie Mae MBS	0.30%	0.28%
__________

(1)
Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 98% of our total single-family guaranty book of business as of March 31, 2014 and December 31, 2013. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our retained mortgage portfolio or held by third parties), excluding certain whole loan Real Estate Mortgage Investment Conduits (“REMICs”) and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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
Other Non-Interest Expenses
Other non-interest expenses increased in the first quarter of 2014 compared with the first quarter of 2013 primarily due to an increase in TCCA fees. TCCA fees increased in the first quarter of 2014 compared with the first quarter of 2013 due to an increase in the volume of loans in our single-family book of business subject to the TCCA. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.
Federal Income Taxes
We recognized a provision for federal income taxes of $2.6 billion in the first quarter of 2014 compared with a benefit for federal income taxes of $50.6 billion in the first quarter of 2013. In calculating our interim provision for federal income taxes, we use an estimate of our annual effective tax rate, which we update each quarter based on actual financial results and forward-looking estimates. In the first quarter of 2013, we released the substantial majority of the valuation allowance against our deferred tax assets, which fully offset the calculation of tax expense and resulted in the $50.6 billion benefit reported in the first quarter of 2013. See “MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets” in our 2013 Form 10-K for a discussion of the factors that led us to release our valuation allowance against our deferred tax assets in 2013.

BUSINESS SEGMENT RESULTS
Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. Under our segment reporting structure, the sum of the results for our three business segments does not equal our condensed consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our condensed consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our condensed consolidated results of operations. We describe the management reporting and allocation process used to generate our segment results in “Note 13, Segment Reporting” in our 2013 Form 10-K.

In this section, we summarize our segment results for the first quarter of 2014 and 2013 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 12, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
Single-Family Business Results
Table 12 displays the financial results of our Single-Family business for the periods indicated. For a discussion of Single-Family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Other items that impact income or loss primarily include credit-related income (expense), net interest income (loss), TCCA fees and administrative expenses.
Table 12: Single-Family Business Results(1)

	For the Three Months Ended March 31,
	2014	2013	Variance
	(Dollars in millions)
Net interest (loss) income(2)	$(48)	$520	$(568)
Guaranty fee income(3)(4)	2,870	2,375	495
Credit-related income(5)	1,002	1,034	(32)
TCCA fees(4)	(322)	(186)	(136)
Other expenses(6)	(466)	(422)	(44)
Income before federal income taxes	3,036	3,321	(285)
(Provision) benefit for federal income taxes(7)	(927)	31,578	(32,505)
Net income attributable to Fannie Mae	$2,109	$34,899	$(32,790)
Other key performance data:
Single-family effective guaranty fee rate (in basis points)(4)(8)	39.8	33.5
Single-family average charged guaranty fee on new acquisitions (in basis points)(4)(9)	63.0	54.4
Average single-family guaranty book of business(10)	$2,884,653	$2,834,490
Single-family Fannie Mae MBS issuances(11)	$76,972	$221,865
__________

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation.

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

(4)
Includes the impact of the 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

(5)	Consists of the benefit for credit losses and foreclosed property income.

(6)	Consists of investment gains, net, fair value losses, net, fee and other income, administrative expenses and other expenses.

(7)
The benefit for the first quarter of 2013 represented the release of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Single-Family segment based on the nature of the item.

(8)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

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
Pre-tax income decreased in the first quarter of 2014 compared with the first quarter of 2013 primarily due to a net interest loss in the first quarter of 2014 compared with net interest income in the first quarter of 2013, which was partially offset by an increase in guaranty fee income.
We recognized a net interest loss in the first quarter of 2014 compared with net interest income in the first quarter of 2013 primarily due to our resolution agreement with Bank of America during the first quarter of 2013, which resulted in the recognition of unamortized cost basis adjustments on the loans repurchased by Bank of America in that period.
Guaranty fee income and our effective guaranty fee rate increased in the first quarter of 2014 compared with the first quarter of 2013 as loans with higher guaranty fees have become a larger part of our single-family guaranty book of business due to the cumulative impact of guaranty fee price increases implemented in 2012 and also due to higher amortization income on loan level price adjustments.
In December 2011, Congress enacted the TCCA which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. This TCCA-related revenue is included in guaranty fee income, and the expense is recognized as “TCCA fees.” TCCA fees increased in the first quarter of 2014 compared with the first quarter of 2013, as single-family loans acquired since the implementation of the TCCA-related guaranty fee increase constituted a larger portion of our single-family guaranty book of business in the first quarter of 2014.
Credit-related income slightly decreased in the first quarter of 2014 compared with the first quarter of 2013. Our single-family credit-related results for the first quarter of 2014 were primarily driven by higher discounted cash flow projections on our individually impaired loans due to a decrease in mortgage interest rates in the first quarter of 2014. Lower mortgage interest rates shorten the expected lives of modified loans, which reduces the impairment on these loans and results in a decrease in the provision for credit losses. In the first quarter of 2013, our single-family credit-related results were primarily driven by an increase in home prices, including the sales prices of our REO properties as a result of strong demand in the first quarter of 2013. Our single-family credit-related income represents the substantial majority of our consolidated activity. We provide a discussion of our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related Income.”
We recognized a provision for federal income taxes in the first quarter of 2014 compared with a benefit for federal income taxes in the first quarter of 2013. The benefit for federal income taxes in the first quarter of 2013 represented the release of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Single-Family segment.
Our average charged guaranty fee on newly acquired single-family loans increased in the first quarter of 2014 as compared with the first quarter of 2013 primarily driven by an increase in total loan level price adjustments charged on our acquisitions in the first quarter of 2014, as these acquisitions included a higher proportion of loans with higher LTV ratios and a higher proportion of loans with lower FICO credit scores than our acquisitions in the first quarter of 2013.
Our single-family acquisition volume and single-family Fannie Mae MBS issuances decreased significantly in the first quarter of 2014 as compared with the first quarter of 2013; however, liquidations of loans from our single-family guaranty book of business also declined due to lower refinance activity. Accordingly, the size of our single-family guaranty book of business remained relatively flat in the first quarter of 2014 as compared with the first quarter of 2013.
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
Table 13 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Other items that impact income or loss primarily include credit-related income (expense) and administrative expenses.

Table 13: Multifamily Business Results

	For the Three Months Ended March 31,
	2014	2013	Variance
	(Dollars in millions)
Guaranty fee income(1)	$311	$291	$20
Fee and other income	24	51	(27)
Gains from partnership investments(2)	45	59	(14)
Credit-related income(3)	34	183	(149)
Other expenses(4)	(93)	(73)	(20)
Income before federal income taxes	321	511	(190)
Benefit for federal income taxes(5)	9	7,988	(7,979)
Net income attributable to Fannie Mae	$330	$8,499	$(8,169)
Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(6)	62.3	56.6
Multifamily credit loss ratio (in basis points)(7)	1.2	(1.0)
Average multifamily guaranty book of business(8)	$199,829	$205,800
Multifamily new business volume(9)	$3,520	$8,216
Multifamily units financed from new business volume	72,000	143,000
Multifamily Fannie Mae MBS issuances(10)	$4,879	$9,074
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$3,262	$3,236
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(11)	$121	$198
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets group’s portfolio(12)	$56,655	$85,715

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Multifamily serious delinquency rate	0.10%	0.10%
Percentage of multifamily guaranty book of business with credit enhancement	91%	91%
Fannie Mae percentage of total multifamily mortgage debt outstanding(13)	20%	20%
Multifamily Fannie Mae MBS outstanding(14)	$150,693	$148,724
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

(5)
The benefit for the first quarter of 2013 represented the release of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Multifamily segment based on the nature of the item.

(6)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(7)
Calculated based on annualized Multifamily segment credit losses divided by the average multifamily guaranty book of business, expressed in basis points. The credit loss ratio may be negative as a result of recoveries on previously charged off amounts.

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

(10)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $1.4 billion and $825 million for the three months ended March 31, 2014 and 2013, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $44 million for the three months ended March 31, 2013. We did not have any conversions of adjustable-rate loans to fixed-rate loans or DMBS to MBS for the three months ended March 31, 2014.

(11)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets group on multifamily loans in our retained mortgage portfolio.

(12)	Based on unpaid principal balance.

(13)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of March 31, 2014 is as of December 31, 2013 and is based on the Federal Reserve’s December 2013 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(14)
Includes $20.5 billion and $22.4 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of March 31, 2014 and December 31, 2013, respectively, and $1.2 billion of Fannie Mae MBS collateralized by bonds issued by state and local housing finance agencies as of both March 31, 2014 and December 31, 2013.

Pre-tax income decreased in the first quarter 2014 compared with the first quarter of 2013 primarily due to a decrease in credit-related income, which declined primarily as a result of smaller improvements in default and loss severity trends in the first quarter of 2014 compared with the first quarter of 2013.
Guaranty fee income increased in the first quarter of 2014 compared with the first quarter of 2013 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Our benefit for federal income taxes significantly decreased in the first quarter of 2014 compared with the first quarter of 2013. We recognized a benefit for federal income taxes in the first quarter of 2013 that represented the release of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Multifamily segment. We recognized a benefit for federal income taxes in the first quarter of 2014 due to the recognition of tax credits associated with our LIHTC investments.
Multifamily new business volume decreased in the first quarter of 2014 compared with the first quarter of 2013 as a result of a more competitive market.  The multifamily sector continued to demonstrate steady demand and stable fundamentals at the national level.
Capital Markets Group Results
Table 14 displays the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s retained mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk” in our 2013 Form 10-K and “Note 9, Derivative Instruments” in this report and our 2013 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, other-than-temporary impairments, allocated guaranty fee expense and administrative expenses.

Table 14: Capital Markets Group Results

	For the Three Months Ended March 31,
	2014	2013	Variance
	(Dollars in millions)
Net interest income(1)	$1,830	$2,742	$(912)
Investment gains, net(2)	1,336	1,349	(13)
Fair value (losses) gains, net(3)	(1,337)	875	(2,212)
Fee and other income	4,133	349	3,784
Other expenses(4)	(461)	(435)	(26)
Income before federal income taxes	5,501	4,880	621
(Provision) benefit for federal income taxes(5)	(1,666)	11,005	(12,671)
Net income attributable to Fannie Mae	$3,835	$15,885	$(12,050)
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $743 million and $1.1 billion for the three months ended March 31, 2014 and 2013, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(4)
Includes allocated guaranty fee expense, debt extinguishment losses, net, administrative expenses, net other-than-temporary impairments and other (expenses) income. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

(5)
The benefit for the first quarter of 2013 represented the release of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Capital Markets group based on the nature of the item.

Pre-tax income increased in the first quarter of 2014 compared with the first quarter of 2013 primarily due to higher fee and other income in the first quarter of 2014. This increase was partially offset by fair value losses in the first quarter of 2014 compared with fair value gains in the first quarter of 2013 and a decrease in net interest income.
Fee and other income increased in the first quarter of 2014 compared with the first quarter of 2013 primarily as a result of income in the first quarter of 2014 resulting from settlement agreements resolving certain lawsuits relating to PLS sold to us. See “Legal Proceedings—FHFA Private-Label Mortgage-Related Securities Litigation” for additional information.
Fair value losses in the first quarter of 2014 were primarily due to fair value losses on our risk management derivatives. The derivatives fair value gains and losses that are reported for the Capital Markets group are consistent with the gains and losses reported in our condensed consolidated statements of operations and comprehensive income. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value (Losses) Gains, Net.”
The decrease in net interest income in the first quarter of 2014 compared with the first quarter of 2013 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury.
We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value (losses) gains, net” and is displayed in “Table 6: Fair Value (Losses) Gains, Net.”
We recognized a provision for federal income taxes in the first quarter of 2014 compared with a benefit for federal income taxes in the first quarter of 2013. The benefit for federal income taxes in the first quarter of 2013 represented the release of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Capital Markets group.

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
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Under the agreement, the maximum allowable amount of mortgage assets we are permitted to own as of December 31, 2014 is $469.6 billion. As we reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will decrease. As of March 31, 2014, we owned $467.7 billion in mortgage assets, compared with $490.7 billion as of December 31, 2013. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2013 Form 10-K.
Table 15 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.
Table 15: Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months
	Ended March 31,
	2014	2013
	(Dollars in millions)
Mortgage loans:
Beginning balance	$314,664	$371,708
Purchases	30,900	72,264
Securitizations(2)	(26,543)	(64,787)
Liquidations and sales(3)	(13,032)	(27,186)
Mortgage loans, ending balance	305,989	351,999

Mortgage securities:
Beginning balance	176,037	261,346
Purchases(4)	3,530	9,462
Securitizations(2)	26,543	64,787
Sales	(37,242)	(75,207)
Liquidations(3)	(7,145)	(14,608)
Mortgage securities, ending balance	161,723	245,780
Total Capital Markets group’s mortgage portfolio	$467,712	$597,779
__________

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 16 displays the composition of the Capital Markets group’s mortgage portfolio as of March 31, 2014 and December 31, 2013.
Table 16: Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans:
Government insured or guaranteed	$38,786	$39,399
Conventional:
Long-term, fixed-rate	212,988	215,945
Intermediate-term, fixed-rate	8,150	8,385
Adjustable-rate	12,273	13,171
Total single-family conventional	233,411	237,501
Total single-family loans	272,197	276,900
Multifamily loans:
Government insured or guaranteed	261	267
Conventional:
Long-term, fixed-rate	2,488	2,687
Intermediate-term, fixed-rate	23,866	27,325
Adjustable-rate	7,177	7,485
Total multifamily conventional	33,531	37,497
Total multifamily loans	33,792	37,764
Total Capital Markets group’s mortgage loans	305,989	314,664
Capital Markets group’s mortgage-related securities:
Fannie Mae	117,283	129,841
Freddie Mac	7,616	8,124
Ginnie Mae	719	899
Alt-A private-label securities	10,886	11,153
Subprime private-label securities	12,088	12,322
CMBS	3,925	3,983
Mortgage revenue bonds	5,896	6,319
Other mortgage-related securities	3,310	3,396
Total Capital Markets group’s mortgage-related securities(2)	161,723	176,037
Total Capital Markets group’s mortgage portfolio	$467,712	$490,701
__________

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $165.8 billion and $179.5 billion as of March 31, 2014 and December 31, 2013, respectively.
The Capital Markets group’s mortgage portfolio decreased as of March 31, 2014 compared with December 31, 2013, primarily due to sales and liquidations outpacing purchases in the first quarter of 2014. Purchase activity declined in the first quarter of 2014 compared with the first quarter of 2013 primarily due to fewer loan purchases as a result of an increase in mortgage interest rates.

The loans we purchased in the first quarter of 2014 included $5.2 billion in delinquent loans we purchased from our single-family MBS trusts. As a result of purchasing delinquent loans from MBS trusts as they become four or more consecutive monthly payments delinquent and decreasing our retained mortgage portfolio to meet the requirements of the senior preferred stock purchase agreement, an increasing portion of the Capital Markets group’s mortgage portfolio is comprised of loans restructured in a TDR and nonaccrual loans. Table 17 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio as of March 31, 2014 and December 31, 2013.
Table 17: Capital Markets Group’s Mortgage Portfolio

	As of
	March 31, 2014		December 31, 2013
	Unpaid Principal Balance	% of total	Unpaid Principal Balance	% of total
	(Dollars in millions)
TDRs on accrual status	$139,975	30%	$136,237	28%
Nonaccrual loans	68,513	15%	75,006	15%
All other mortgage-related assets	259,224	55%	279,458	57%
Total Capital Markets group’s mortgage portfolio	$467,712	100%	$490,701	100%

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets as of the dates indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 18 displays a summary of our condensed consolidated balance sheets as of the dates indicated.
Table 18: Summary of Condensed Consolidated Balance Sheets

	As of
	March 31, 2014	December 31, 2013	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$26,806	$58,203	$(31,397)
Restricted cash	24,583	28,995	(4,412)
Investments in securities(1)	68,923	68,939	(16)
Mortgage loans:
Of Fannie Mae	292,196	300,508	(8,312)
Of consolidated trusts	2,767,731	2,769,578	(1,847)
Allowance for loan losses	(41,911)	(43,846)	1,935
Mortgage loans, net of allowance for loan losses	3,018,016	3,026,240	(8,224)
Deferred tax assets, net	45,366	47,560	(2,194)
Other assets(2)	42,811	40,171	2,640
Total assets	$3,226,505	$3,270,108	$(43,603)
Liabilities and equity
Debt:
Of Fannie Mae	$481,853	$529,434	$(47,581)
Of consolidated trusts	2,712,842	2,705,089	7,753
Other liabilities(3)	23,718	25,994	(2,276)
Total liabilities	3,218,413	3,260,517	(42,104)
Total equity(4)	8,092	9,591	(1,499)
Total liabilities and equity	$3,226,505	$3,270,108	$(43,603)
__________

(1)
Includes $17.6 billion as of March 31, 2014 and $16.3 billion as of December 31, 2013 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 26: Cash and Other Investments Portfolio.”

(2)	Consists of accrued interest receivable, net; acquired property, net; and other assets.

(3)	Consists of accrued interest payable, federal funds purchased and securities sold under agreements to repurchase and other liabilities.

(4)	Consists of preferred stock, senior preferred stock, common stock, accumulated deficit, accumulated other comprehensive income, treasury stock, and noncontrolling interest.
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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificate holders in the subsequent month. Our restricted cash decreased in the first quarter of 2014 as a result of fewer unscheduled payments received due to lower payoff volumes in March 2014 compared with December 2013.

Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 19 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated. We classify private-label securities as Alt-A, subprime, CMBS or manufactured housing if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty (which we refer to as “wraps”).
Table 19: Summary of Mortgage-Related Securities at Fair Value

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$12,238	$12,443
Freddie Mac	8,172	8,681
Ginnie Mae	805	995
Alt-A private-label securities	8,834	8,865
Subprime private-label securities	8,483	8,516
CMBS	4,245	4,324
Mortgage revenue bonds	5,609	5,821
Other mortgage-related securities	2,950	2,988
Total	$51,336	$52,633
Mortgage Loans
The decrease in mortgage loans, net of the allowance for loan losses, in the first quarter of 2014 was primarily due to a decline in mortgage loans of Fannie Mae as a result of an increase in mortgage interest rates that led to lower purchase volumes during the first quarter of 2014. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. The decrease in debt of Fannie Mae in the first quarter of 2014 was primarily driven by lower funding needs. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificate holders. The increase in debt of consolidated trusts in the first quarter of 2014 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Total Equity
Total equity decreased as of March 31, 2014 compared with December 31, 2013 due to our payment of senior preferred stock dividends to Treasury during the first quarter of 2014, partially offset by our first quarter 2014 comprehensive income.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS
We disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.

Table 20 summarizes changes in our stockholders’ equity reported in our GAAP condensed consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the first quarter of 2014. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 16, Fair Value.”
Table 20: Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets

For the Three Months Ended March 31, 2014
(Dollars in millions)
GAAP condensed consolidated balance sheets:
Fannie Mae stockholders’ equity as of December 31, 2013(1)	$9,541
Total comprehensive income	5,697
Senior preferred stock dividend paid	(7,191)
Other	(5)
Fannie Mae stockholders’ equity as of March 31, 2014(1)	$8,042
Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2013	$(33,368)
Senior preferred stock dividends payable(2)	(5,692)
Change in estimated fair value of net assets excluding the senior preferred stock dividends payable	12,729
Increase in estimated fair value of net assets, net	7,037
Estimated fair value of net assets as of March 31, 2014	$(26,331)
__________

(1)
Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total equity” amount reported in our condensed consolidated balance sheets, which consists of “Total Fannie Mae stockholders’ equity” and “Noncontrolling interest.”

(2)
Represents the dividend we expect to pay Treasury in the second quarter of 2014 on the senior preferred stock, which, for purposes of our non-GAAP fair value balance sheets, we present as a liability. Under the terms of the senior preferred stock, effective January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the immediately preceding fiscal quarter over an applicable capital reserve amount. The applicable capital reserve amount is $2.4 billion for all quarterly dividend periods in 2014 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.

During the first quarter of 2014, the estimated fair value of our net assets (excluding the senior preferred stock dividends payable) increased by approximately $13 billion. This increase was primarily due to an improvement in credit-related items, mostly driven by lower delinquencies, which reduced our expected losses in the first quarter of 2014. The income from the interest spread between our mortgage assets and associated debt and derivatives during the first quarter of 2014 contributed to the increase in the estimated fair value of our net assets. Also contributing to the increase in the estimated fair value of our net assets was the resolution of certain lawsuits relating to PLS sold to us.
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
Supplemental Non-GAAP Consolidated Fair Value Balance Sheets
We display our non-GAAP fair value balance sheets as of the dates indicated in Table 21.

Table 21: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of March 31, 2014					As of December 31, 2013
	GAAP Carrying Value	Fair Value Adjustment(1)		Estimated Fair Value		GAAP Carrying Value	Fair Value Adjustment(1)		Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$38,639	$—		$38,639		$48,223	$—		$48,223
Federal funds sold and securities purchased under agreements to resell or similar arrangements	12,750	—		12,750		38,975	—		38,975
Trading securities	31,795	—		31,795		30,768	—		30,768
Available-for-sale securities	37,128	—		37,128		38,171	—		38,171
Mortgage loans:
Mortgage loans held for sale	1,494	8		1,502		380	—		380
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	251,899	(9,993)		241,906		259,638	(13,758)		245,880
Of consolidated trusts	2,764,623	5,325	(2)(3)	2,769,948		2,766,222	(20,080)	(2)(3)	2,746,142
Total mortgage loans	3,018,016	(4,660)		3,013,356	(4)	3,026,240	(33,838)		2,992,402	(4)
Advances to lenders	3,904	(24)		3,880	(5)	3,727	(39)		3,688	(5)
Derivative assets at fair value	836	—		836	(5)	2,073	—		2,073	(5)
Guaranty assets and buy-ups, net	261	449		710	(5)	267	439		706	(5)
Total financial assets	3,143,329	(4,235)		3,139,094	(6)	3,188,444	(33,438)		3,155,006	(6)
Credit enhancements	547	717		1,264	(5)	548	984		1,532	(5)
Deferred tax assets, net	45,366	—		45,366	(7)	47,560	—		47,560	(7)
Other assets	37,263	(213)		37,050	(5)	33,556	(235)		33,321	(5)
Total assets	$3,226,505	$(3,731)		$3,222,774		$3,270,108	$(32,689)		$3,237,419

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$25	$—		$25		$—	$—		$—
Short-term debt:
Of Fannie Mae	65,448	12		65,460		72,295	9		72,304
Of consolidated trusts	1,899	—		1,899		2,154	—		2,154
Long-term debt:
Of Fannie Mae	416,405	10,980		427,385		457,139	8,409		465,548
Of consolidated trusts	2,710,943	14,362	(2)	2,725,305		2,702,935	(5,349)	(2)	2,697,586
Derivative liabilities at fair value	209	—		209	(8)	1,469	—		1,469	(8)
Guaranty obligations	467	1,640		2,107	(8)	485	1,948		2,433	(8)
Total financial liabilities	3,195,396	26,994		3,222,390	(6)	3,236,477	5,017		3,241,494	(6)
Senior preferred stock dividend(9)	—	5,692		5,692		—	7,191		7,191
Other liabilities	23,017	(2,044)		20,973	(8)	24,040	(1,988)		22,052	(8)
Total liabilities	3,218,413	30,642		3,249,055		3,260,517	10,220		3,270,737
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(10)	117,149	—		117,149		117,149	—		117,149
Preferred	19,130	(11,615)		7,515		19,130	(13,004)		6,126
Common	(128,237)	(22,758)		(150,995)		(126,738)	(29,905)		(156,643)
Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$8,042	$(34,373)		$(26,331)		$9,541	$(42,909)		$(33,368)
Noncontrolling interest	50	—		50		50	—		50
Total equity (deficit)	8,092	(34,373)		(26,281)		9,591	(42,909)		(33,318)
Total liabilities and equity (deficit)	$3,226,505	$(3,731)		$3,222,774		$3,270,108	$(32,689)		$3,237,419

__________
Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)
Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	Fair value of consolidated loans is impacted by credit risk, which has no corresponding impact on the consolidated debt.

(3)	Includes the estimated fair value of our liability to Treasury for TCCA-related guaranty fee payments over the expected life of the loans.

(4)
Performing loans had a fair value and an unpaid principal balance of $2.9 trillion as of March 31, 2014 and December 31, 2013. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $98.9 billion and an unpaid principal balance of $138.9 billion as of March 31, 2014, compared with a fair value of $103.8 billion and an unpaid principal balance of $149.3 billion as of December 31, 2013. See “Note 16, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)
“Other assets” include (a) Accrued interest receivable, net and (b) Acquired property, net as reported in our GAAP consolidated balance sheets. “Other assets” in our GAAP consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $5.5 billion and $6.6 billion as of March 31, 2014 and December 31, 2013, respectively.

(6)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 16, Fair Value.”

(7)	The amount included in “estimated fair value” of deferred tax assets, net represents the GAAP carrying value and does not reflect fair value.

(8)
“Other liabilities” include Accrued interest payable as reported in our GAAP consolidated balance sheets. “Other liabilities” in our GAAP consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $676 million and $2.0 billion as of March 31, 2014 and December 31, 2013.

(9)	Represents the dividend we expect to pay to Treasury in the subsequent quarter on the senior preferred stock, which, for purposes of our non-GAAP fair balance sheets, we present as a liability.

(10)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

LIQUIDITY AND CAPITAL MANAGEMENT
Liquidity Management
Our business activities require that we maintain adequate liquidity to fund our operations. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. Our liquidity risk management framework is designed to address our liquidity risk. Liquidity risk management involves forecasting funding requirements, maintaining sufficient capacity to meet our needs based on our ongoing assessment of financial market liquidity and adhering to our regulatory requirements.
Our treasury function is responsible for implementing our liquidity and contingency planning strategies. We hold a portfolio of highly liquid investments and maintain access to alternative sources of liquidity which are designed to provide near term availability of cash in the event that our access to the debt markets becomes limited. While our liquidity contingency planning attempts to address stressed market conditions, we believe that our liquidity contingency plan may be difficult or impossible to execute for a company of our size and in our circumstances.
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
This section supplements and updates information regarding liquidity risk management contained in our 2013 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” and “Risk Factors” in our 2013 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and liquidity contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding, and factors that could adversely affect our liquidity.
Debt Funding
We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll over,” or refinancing, risk on our outstanding debt.
Our debt funding needs may vary from quarter to quarter depending on market conditions and are influenced by anticipated liquidity needs, the size of our retained mortgage portfolio and our dividend payment obligations to Treasury. Under the senior preferred stock purchase agreement, we are required to reduce our retained mortgage portfolio to $469.6 billion by December 31, 2014 and, by December 31 of each year thereafter, to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.
Fannie Mae Debt Funding Activity
Table 22 displays the activity in debt of Fannie Mae for the periods indicated. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.
Table 22: Activity in Debt of Fannie Mae

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$32,438	$84,711
Weighted-average interest rate	0.05%	0.13%
Long-term:
Amount	$8,060	$62,708
Weighted-average interest rate	1.63%	1.00%
Total issued:
Amount	$40,498	$147,419
Weighted-average interest rate	0.37%	0.50%
Paid off during the period:(1)
Short-term:
Amount	$39,272	$74,419
Weighted-average interest rate	0.08%	0.14%
Long-term:
Amount	$49,117	$58,651
Weighted-average interest rate	1.85%	2.14%
Total paid off:
Amount	$88,389	$133,070
Weighted-average interest rate	1.06%	1.02%
__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Debt issuances decreased during the first three months of 2014 compared with the first three months of 2013 primarily due to lower funding needs as our retained mortgage portfolio decreased. Redemptions of callable debt decreased during the first three months of 2014 compared with the first three months of 2013 due to higher interest rates.
Outstanding Debt
Total outstanding debt of Fannie Mae includes short-term and long-term debt, excluding debt of consolidated trusts.
Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt was 14% as of March 31, 2014 and December 31, 2013. The weighted-average interest rate on our long-term debt, based on its original contractual maturity, increased to 2.16% as of March 31, 2014 from 2.14% as of December 31, 2013.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $663.0 billion in 2014. As of March 31, 2014, our aggregate indebtedness totaled $486.3 billion, which was $176.7 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 23 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 23: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	March 31, 2014			December 31, 2013
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$25	—%	—	$—	—%

Short-term debt:
Fixed-rate:
Discount notes	—	$65,248	0.12%	—	$71,933	0.12%
Foreign exchange discount notes	—	200	0.81	—	362	1.07
Total short-term debt of Fannie Mae(3)		65,448	0.13		72,295	0.13
Debt of consolidated trusts	—	1,900	0.10	—	2,154	0.09
Total short-term debt		$67,348	0.12%		$74,449	0.13%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2014 - 2030	$197,233	2.42%	2014 - 2030	$212,234	2.45%
Medium-term notes(4)	2014 - 2023	137,654	1.33	2014 - 2023	161,445	1.28
Foreign exchange notes and bonds	2021 - 2028	662	5.40	2021 - 2028	682	5.41
Other(5)	2014 - 2038	37,754	4.96	2014 - 2038	38,444	4.99
Total senior fixed		373,303	2.28		412,805	2.24
Senior floating:
Medium-term notes(4)	2014 - 2019	37,492	0.18	2014 - 2019	38,441	0.20
Other(5)(6)	2020 - 2037	1,775	4.19	2020 - 2037	955	5.18
Total senior floating		39,267	0.35		39,396	0.32
Subordinated fixed:
Qualifying subordinated	—	—	—	2014	1,169	5.27
Subordinated debentures(7)	2019	3,589	9.92	2019	3,507	9.92
Total subordinated fixed		3,589	9.92		4,676	8.76
Secured borrowings(8)	2021 - 2022	246	1.87	2021 - 2022	262	1.86
Total long-term debt of Fannie Mae(9)		416,405	2.16		457,139	2.14
Debt of consolidated trusts(5)	2014 - 2054	2,710,942	3.28	2014 - 2053	2,702,935	3.26
Total long-term debt		$3,127,347	3.13%		$3,160,074	3.10%
Outstanding callable debt of Fannie Mae(10)		$140,919	1.66%		$168,397	1.59%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts and premiums, other cost basis adjustments, fair value adjustments and debt of consolidated trusts, totaled $486.4 billion and $534.3 billion as of March 31, 2014 and December 31, 2013, respectively.

(2)	Securities sold under agreements to repurchase represent agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)
Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $22 million and $30 million as of March 31, 2014 and December 31, 2013, respectively.

(4)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(5)	Includes a portion of structured debt instruments that is reported at fair value.

(6)	Includes credit risk sharing securities issued under our Connecticut Avenue Securities series, which transfers some of the credit risk on our mortgage loans to the investors in these securities.

(7)	Consists of subordinated debt with an interest deferral feature.

(8)	Represents remaining liability for transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(9)
Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $80.9 billion and $89.8 billion as of March 31, 2014 and December 31, 2013, respectively. Reported amounts also include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.5 billion and $4.8 billion as of March 31, 2014 and December 31, 2013, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments and amounts related to debt of consolidated trusts, totaled $420.9 billion and $462.0 billion as of March 31, 2014 and December 31, 2013, respectively.

(10)
Consists of the unpaid principal balance of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date.

Maturity Profile of Outstanding Debt of Fannie Mae
Table 24 displays the maturity profile, as of March 31, 2014, of our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption. Our outstanding debt maturing within one year, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 30% as of March 31, 2014 and 31% as of December 31, 2013. The weighted-average maturity of our outstanding debt that is maturing within one year was 143 days as of March 31, 2014, compared with 151 days as of December 31, 2013.
Table 24: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
_________

(1)
Includes unamortized discounts and premiums and other cost basis adjustments of $124 million as of March 31, 2014. Excludes debt of consolidated trusts maturing within one year of $3.1 billion as of March 31, 2014.

Table 25 displays the maturity profile, as of March 31, 2014, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 60 months as of March 31, 2014 and approximately 59 months as of December 31, 2013.

Table 25: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
_________

(1)
Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.4 billion as of March 31, 2014. Excludes debt of consolidated trusts of $2.7 trillion as of March 31, 2014.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Cash and Other Investments Portfolio
Our cash and other investments portfolio decreased from December 31, 2013 to March 31, 2014. This decrease was primarily driven by lower funding needs as our retained mortgage portfolio decreased. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.
Table 26 displays information on the composition of our cash and other investments portfolio as of the dates indicated.
Table 26: Cash and Other Investments Portfolio

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Cash and cash equivalents	$14,056	$19,228
Federal funds sold and securities purchased under agreements to resell or similar arrangements	12,750	38,975
U.S. Treasury securities(1)	17,587	16,306
Total cash and other investments	$44,393	$74,509
__________

(1)	Excludes U.S. Treasury securities that had a maturity at the date of acquisition of three months or less and would therefore be included in cash and cash equivalents.
Credit Ratings
Our credit ratings from the major credit ratings organizations, as well as the credit ratings of the U.S. government, are primary factors that could affect our ability to access the capital markets and our cost of funds. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings Ltd. (“Fitch”) have all indicated that, if they were to lower the sovereign credit ratings on the U.S., they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities. We cannot predict whether one or more of these ratings agencies will lower our debt ratings in the future. See “Risk Factors” in our 2013 Form 10-K for a discussion of the risks to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs, limits on our ability to issue debt, and additional collateral requirements under our derivatives contracts.
Table 27 displays the credit ratings issued by the three major credit rating agencies as of April 30, 2014.
Table 27: Fannie Mae Credit Ratings

As of April 30, 2014
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Subordinated debt	AA-	Aa2	AA-
Preferred stock	D	Ca	C/RR6
Outlook	Stable	Stable	Stable
	(for Long Term Senior Debt and Subordinated Debt)	(for Long Term Senior Debt and Preferred Stock)	(for AAA rated Long Term Issuer Default Rating)
In March 2014, Fitch removed the Rating Watch Negative that was previously placed on our long-term senior debt, short-term senior debt, and subordinated debt ratings, following a similar action on the debt ratings of the U.S. government. Fitch also affirmed our ‘AAA’ Long-term Issuer Default Ratings (IDRs) and the rating outlook is Stable.
Cash Flows
Three Months Ended March 31, 2014. Cash and cash equivalents decreased by $5.2 billion from $19.2 billion as of December 31, 2013 to $14.1 billion as of March 31, 2014. This decrease in the balance was primarily driven by cash used to (1) acquire mortgage loans and provide advances to lenders; (2) redeem funding debt, which outpaced debt issuances, due to lower funding needs; (3) acquire delinquent loans out of MBS trusts and (4) pay dividends to Treasury.
Partially offsetting these cash outflows were cash inflows from issuances of long-term debt of consolidated trusts from selling Fannie Mae MBS securities to third parties.
Three Months Ended March 31, 2013. Cash and cash equivalents increased by $2.3 billion from $21.1 billion as of December 31, 2012 to $23.4 billion as of March 31, 2013. This increase in the balance was primarily driven by cash provided by (1) issuances of long-term debt of consolidated trusts, from selling Fannie Mae MBS securities to third parties; (2) the sale of our REO inventory and (3) proceeds related to resolution agreements related to representation and warranty and compensatory fee matters.
Partially offsetting these cash inflows were cash outflows from: (1) the acquisition of mortgage loans and providing advances to lenders and (2) purchases of federal funds.
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of our core capital over statutory minimum capital was $138.0 billion as of March 31, 2014 and $137.3 billion as of December 31, 2013.
Under the terms of the senior preferred stock, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve amount. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $5.7 billion by June 30, 2014.

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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2014. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of March 31, 2014 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. For additional information, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement” in our 2013 Form 10-K.
Our first quarter 2014 dividend of $7.2 billion was declared by FHFA and subsequently paid by us on March 31, 2014. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount is $2.4 billion for dividend periods in 2014 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the second quarter of 2014 of $5.7 billion by June 30, 2014. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.
See “Risk Factors” in our 2013 Form 10-K for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2013 Form 10-K for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $43.3 billion as of March 31, 2014 and $44.3 billion as of December 31, 2013.
For a description of our off-balance sheet arrangements, see “MD&A—Off-Balance Sheet Arrangements” in our 2013 Form 10-K.

RISK MANAGEMENT
Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively monitor and manage these risks by using an established risk management framework. In addition to our exposure to credit, market and operational risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Legislative and Regulatory Developments—Housing Finance Reform” and “Risk Factors” in this report and in “Business—Housing Finance Reform” in our 2013 Form 10-K. This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could affect our ability to retain and hire qualified employees.
We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including human capital, model, legal, regulatory and compliance, reputational, strategic and execution risks. These risks may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions.
In this section we provide an update on our management of our major risk categories. For a more complete discussion of the primary risks we face and how we manage credit risk, market risk and operational risk, see “MD&A—Risk Management” in our 2013 Form 10-K and “Risk Factors” in this report and our 2013 Form 10-K.
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
Mortgage Credit Book of Business
Table 28 displays the composition of our mortgage credit book of business as of the dates indicated. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of March 31, 2014 and December 31, 2013.

Table 28: Composition of Mortgage Credit Book of Business(1)

	As of
	March 31, 2014			December 31, 2013
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,852,649	$182,502	$3,035,151	$2,862,306	$183,891	$3,046,197
Unconsolidated Fannie Mae MBS, held by third parties(3)	12,131	1,299	13,430	12,430	1,314	13,744
Other credit guarantees(4)	14,607	15,238	29,845	15,183	15,414	30,597
Guaranty book of business	$2,879,387	$199,039	$3,078,426	$2,889,919	$200,619	$3,090,538
Agency mortgage-related securities(5)	8,304	32	8,336	8,992	32	9,024
Other mortgage-related securities(6)	26,834	9,301	36,135	27,563	9,640	37,203
Mortgage credit book of business	$2,914,525	$208,372	$3,122,897	$2,926,474	$210,291	$3,136,765
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,817,912	$197,373	$3,015,285	$2,827,169	$198,906	$3,026,075
Government Guaranty Book of Business(8)	$61,475	$1,666	$63,141	$62,750	$1,713	$64,463
__________

(1)	Based on unpaid principal balance.

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
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of March 31, 2014 and December 31, 2013. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2013 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These approaches may increase our expenses and may not be effective in reducing our credit-related expense or credit losses. We provide information on our credit-related income (expense) and credit losses in “Consolidated Results of Operations—Credit-Related Income.” For information on how we evaluate and factors that affect our single-family mortgage credit risk, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in our 2013 Form 10-K.

The single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business.
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter®, our proprietary automated underwriting system which measures credit risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. For information on our single-family acquisition and servicing policies and on our underwriting and servicing standards, see “MD&A—Risk Management—Credit Risk Management—Single-Family Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2013 Form 10-K.
Table 29 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of March 31, 2014 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008. We initiated underwriting and eligibility changes that became effective for deliveries in late 2008 and 2009 that focused on strengthening our underwriting and eligibility standards to promote sustainable homeownership.
Table 29: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of March 31, 2014
	% of
	Single-Family	Current	Current
	Conventional	Estimated	Mark-to-Market	Serious
	Guaranty Book	Mark-to-Market	LTV Ratio	Delinquency
	of Business(1)	LTV Ratio(2)	>100%(3)	Rate(4)
New Single-Family Book of Business:
Refi Plus(5)	20%	75%	14%	0.59%
Non-Refi Plus(6)	58	61	*	0.22
Total New Single-Family Book of Business(7)	78%	65%	4%	0.32%
Legacy Book of Business:
2005-2008	14%	85%	27%	8.80%
2004 and prior	8	50	3	3.37
Total Single-Family Book of Business	100%	66%	7%	2.19%
__________
* Represents less than 0.5%

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of March 31, 2014.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The majority of loans in our new single-family book of business as of March 31, 2014 with mark-to-market LTV ratios over 100% were loans acquired under the Administration’s Home Affordable Refinance Program. See “HARP and Refi Plus Loans” below for more information on our recent acquisitions of loans with high LTV ratios.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the March 31, 2014 serious delinquency rates of loans in our legacy book of business. The serious delinquency rate as of March 31, 2014 for loans we acquired in 2009, the oldest vintage in our new book of business, was 1.02%.

(5)	Includes loans acquired through the HARP program.

(6)	Includes primarily other refinancings and home purchase mortgages.

(7)	Refers to single-family mortgage loans we have acquired since the beginning of 2009.
As part of our credit risk management process, we conduct reviews on random samples of loans to identify loans that may not have met our underwriting or eligibility requirements. Beginning with loans delivered in 2013, and in conjunction with our new representation and warranty framework, we have made changes in our quality control process to move the primary focus of our quality control reviews from the time a loan defaults to shortly after the time the loan is delivered to us. For a description of these changes in our quality control process and our new representation and warranty framework, see “MD&A—Risk Management—Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2013 Form 10-K. We and Freddie Mac continue to work with FHFA to identify opportunities to enhance the current representation and warranty framework, providing the mortgage finance industry with more certainty and transparency regarding selling representation and warranty obligations.
Single-Family Portfolio Diversification and Monitoring
Diversification within our single-family mortgage credit book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. For additional information on key loan attributes, see “MD&A—Risk Management—Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2013 Form 10-K.
Table 30 displays our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended March 31,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2014	2013	March 31, 2014	December 31, 2013
Original LTV ratio:(5)
<= 60%	17%	26%	22%	22%
60.01% to 70%	13	15	15	15
70.01% to 80%	39	33	38	38
80.01% to 90%(6)	12	9	10	10
90.01% to 100%(6)	15	8	10	10
100.01% to 125%(6)	3	5	3	3
Greater than 125%(6)	1	4	2	2
Total	100%	100%	100%	100%
Weighted-average	77%	75%	74%	74%
Average loan amount	$193,053	$211,454	$160,174	$160,357
Estimated mark-to-market LTV ratio:(7)
<= 60%			38%	38%
60.01% to 70%			19	19
70.01% to 80%			19	19
80.01% to 90%			11	11
90.01% to 100%			6	6
100.01% to 125%			5	5
Greater than 125%			2	2
Total			100%	100%
Weighted-average			66%	67%
Product type:
Fixed-rate:(8)
Long-term	75%	76%	73%	72%
Intermediate-term	20	22	18	18
Interest-only	—	*	1	1
Total fixed-rate	95	98	92	91
Adjustable-rate:
Interest-only	*	*	2	2
Other ARMs	5	2	6	7
Total adjustable-rate	5	2	8	9
Total	100%	100%	100%	100%
Number of property units:
1 unit	96%	98%	97%	97%
2-4 units	4	2	3	3
Total	100%	100%	100%	100%
Property type:
Single-family homes	89%	90%	91%	91%
Condo/Co-op	11	10	9	9
Total	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended March 31,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2014	2013	March 31, 2014	December 31, 2013
Occupancy type:
Primary residence	85%	88%	88%	88%
Second/vacation home	4	4	4	4
Investor	11	8	8	8
Total	100%	100%	100%	100%
FICO credit score at origination:
< 620	2%	1%	3%	3%
620 to < 660	6	3	5	5
660 to < 700	14	8	12	12
700 to < 740	21	17	19	19
>= 740	57	71	61	61
Total	100%	100%	100%	100%
Weighted-average	741	757	744	744
Loan purpose:
Purchase	45%	17%	28%	28%
Cash-out refinance	16	15	21	21
Other refinance	39	68	51	51
Total	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	14%	15%	15%	15%
Northeast	16	17	19	19
Southeast	21	20	22	22
Southwest	19	15	16	16
West	30	33	28	28
Total	100%	100%	100%	100%
Origination year:
< = 2004			9%	9%
2005			3	4
2006			3	3
2007			5	5
2008			3	3
2009			7	7
2010			10	10
2011			11	11
2012			25	26
2013			23	22
2014			1	—
Total			100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of March 31, 2014 and December 31, 2013.

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

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of March 31, 2014 and December 31, 2013. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—Jumbo Conforming and High-Balance Loans” in our 2013 Form 10-K for information on our loan limits.

(5)
The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(6)
We purchase loans with original LTV ratios above 80% as part of our mission to serve the primary mortgage market and provide liquidity to the housing finance system. Except as permitted under HARP, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have an LTV ratio over 80%.

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

Credit Profile Summary
Overview
Our acquisition of loans with original LTV ratios over 80% increased to 31% in the first quarter of 2014 compared with 26% in the first quarter of 2013. This increase was primarily due to an increase in our acquisitions of home purchase mortgage loans, which increased to 45% in the first quarter of 2014 compared with 17% in the first quarter of 2013, and a corresponding decline in our acquisitions of refinance loans. Our acquisitions of loans with FICO credit scores at origination of 740 or above decreased to 57% in the first quarter of 2014, compared with 71% in the first quarter of 2013. Our acquisition of loans with FICO credit scores at origination of less than 700 increased to 22% in the first quarter of 2014, compared with 12% in the first quarter of 2013. The weighted average FICO credit score at origination of our acquisitions decreased to 741 in the first quarter of 2014, compared with 757 in the first quarter of 2013.
Although our first quarter 2014 acquisitions included a greater proportion of loans with higher LTV ratios and lower FICO credit scores than our first quarter 2013 acquisitions, our first quarter 2014 single-family acquisitions continued to have a strong credit profile with a weighted average original LTV ratio of 77%, a weighted average FICO credit score of 741, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. The average original LTV ratio of single-family loans we acquired in the first quarter of 2014, excluding HARP loans, was 74%, compared with 104% for HARP loans. The weighted average FICO credit score at origination of the single-family mortgage loans we acquired in the first quarter of 2014, excluding HARP loans, was 745, compared with 706 for HARP loans.
The credit profile of our future acquisitions will depend on many factors, including our future pricing and eligibility standards and those of mortgage insurers, the FHA and the VA, changes in interest rates, the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under HARP. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate as they seek higher-yielding assets, it could negatively affect the credit profile of our new single-family acquisitions.
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
Although mortgage rates remain low by historical standards, they were higher in the first quarter of 2014 than in the first quarter of 2013. As a result, the percentage of acquisitions that are refinanced loans, including loans acquired under our Refi Plus initiative, which includes HARP, has declined. HARP loans constituted approximately 10% of our total single-family acquisitions in the first quarter of 2014, compared with approximately 16% of total single-family acquisitions in the first quarter of 2013.
We expect the volume of refinancings under HARP to continue to decline, due to the increase in interest rates and a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing. Approximately 1% of our total single-family conventional business volume for the first quarter of 2014 consisted of HARP refinanced loans with LTV ratios greater than 125% at the time of acquisition, compared with 4% for the first quarter of 2013. In addition, approximately 2% of our single-family conventional guaranty book of business consisted of loans with an estimated mark-to-market LTV ratio greater than 125% as of March 31, 2014 compared with 5% as of March 31, 2013.
Table 31 displays the serious delinquency rates and current mark-to-market LTV ratios as of March 31, 2014 of single-family loans we acquired under HARP and Refi Plus, compared with the other single-family loans we acquired since the beginning of 2009.
Table 31: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus

	As of March 31, 2014
	Percentage of New Book	Current Mark-to-Market LTV Ratio > 100%	FICO Credit Score at Origination(1)	Serious Delinquency Rate
HARP(2)	14%	25%	734	0.85%
Other Refi Plus(3)	11	*	748	0.32
Total Refi Plus	25	14	740	0.59
Non-Refi Plus(4)	75	*	761	0.22
Total new book of business(5)	100%	4%	755	0.32%
__________

*	Represents less than 0.5%.

(1)	In the case of refinancings, represents FICO credit score at the time of the refinancing.

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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. We have classified a mortgage loan as subprime if and only if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter® system. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $127.5 billion as of March 31, 2014, represented approximately 5% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $4.1 billion as of March 31, 2014, represented approximately 0.1% of our single-family conventional guaranty book of business.
See “MD&A—Risk Management—Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2013 Form 10-K for a discussion of other types of loans, including jumbo conforming loans, high balance loans, adjustable-rate mortgages and fixed-rate interest only mortgages.
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
Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Since the cost of foreclosure can be significant to both the borrower and Fannie Mae, to avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to accept a deed-in-lieu of foreclosure whereby the borrower voluntarily signs over the title to their property to the servicer or sells the home prior to foreclosure in a short sale. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales and, in the first quarter of 2014, we received net sales proceeds from our short sale transactions equal to 71% of the loans’ unpaid principal balance, compared with 64% in the first quarter of 2013.
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
Table 32: Delinquency Status of Single-Family Conventional Loans

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
Delinquency status:
30 to 59 days delinquent	1.40%	1.64%	1.72%
60 to 89 days delinquent	0.40	0.49	0.53
Seriously delinquent	2.19	2.38	3.02
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	74%	73%	74%
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009.
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

Table 33: Single-Family Serious Delinquency Rates

	As of
	March 31, 2014		December 31, 2013		March 31, 2013
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	1.81%	15%	2.00%	15%	2.61%
Northeast	19	3.74	19	3.88	19	4.30
Southeast	22	3.00	22	3.33	23	4.38
Southwest	16	1.11	16	1.23	16	1.56
West	28	1.25	28	1.40	27	2.00
Total single-family conventional loans	100%	2.19%	100%	2.38%	100%	3.02%
Single-family conventional loans:
Credit enhanced(2)	15%	4.27%	15%	4.75%	14%	6.43%
Non-credit enhanced	85	1.85	85	2.00	86	2.49
Total single-family conventional loans	100%	2.19%	100%	2.38%	100%	3.02%
__________

(1)	See footnote 9 to “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(2)
Refers to loans included in an agreement used to reduce credit risk by requiring collateral, letters of credit, mortgage insurance, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss.

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
Table 34 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics and in some of these higher-risk states as of the dates indicated. We also include information for our loans in California, as this state accounts for the largest share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Table 34: Single-Family Conventional Serious Delinquent Loan Concentration Analysis

	As of
	March 31, 2014			December 31, 2013			March 31, 2013
	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)
	(Dollars in millions)
States:
California	20%	0.86%	56%	20%	0.98%	58%	19%	1.46%	69%
Florida	6	6.12	78	6	6.89	80	6	9.36	93
Illinois	4	2.79	77	4	3.12	76	4	4.20	86
New Jersey	4	6.08	70	4	6.25	69	4	6.89	74
New York	5	4.31	61	5	4.42	61	6	4.70	65
All other states	61	1.70	68	61	1.85	68	61	2.32	73
Product type:
Alt-A	5	8.72	83	5	9.23	83	5	10.80	94
Subprime	*	16.17	94	*	16.93	95	*	19.49	105
Vintages:
2005	3	6.81	78	4	7.26	78	5	7.71	88
2006	3	10.58	92	3	11.26	92	5	11.96	103
2007	5	11.53	94	5	12.18	94	6	12.71	105
2008	3	6.40	77	3	6.69	77	4	6.67	87
All other vintages	86	0.96	63	85	1.02	63	80	1.25	68
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	7	11.27	121	7	12.22	122	13	12.83	126
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	9.84	103	1	10.90	103	1	13.14	112
__________

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.
Loan Workout Metrics
Table 35 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed.

Table 35: Statistics on Single-Family Loan Workouts

	For the Three Months Ended March 31,
	2014		2013
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$6,191	36,044	$7,917	43,153
Repayment plans and forbearances completed(1)	296	2,255	575	4,482
Total home retention strategies	6,487	38,299	8,492	47,635
Foreclosure alternatives:
Short sales	1,374	6,804	2,593	12,139
Deeds-in-lieu of foreclosure	528	3,323	660	3,987
Total foreclosure alternatives	1,902	10,127	3,253	16,126
Total loan workouts	$8,389	48,426	$11,745	63,761
Loan workouts as a percentage of single-family guaranty book of business(2)	1.17%	1.10%	1.66%	1.46%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.
The volume of home retention solutions completed in the first quarter of 2014 decreased compared with the first quarter of 2013, primarily due to a decline in the number of delinquent loans in the first quarter of 2014, compared with the first quarter of 2013.
During the first quarter of 2014, we initiated approximately 35,100 first time trial modifications, including Home Affordable Modification Program (“HAMP”) and non-HAMP modifications, compared with approximately 44,200 first time trial modifications during the first quarter of 2013. We also initiated other types of workouts, such as repayment plans and forbearances.
HAMP guidance directs servicers either to cancel or to convert trial modifications after three or four monthly payments, depending on the borrower’s circumstances. As of March 31, 2014, 59% of our HAMP trial modifications had been converted to permanent HAMP modifications since the inception of the program. The conversion rate for HAMP modifications since June 1, 2010, when servicers became required to perform a full verification of a borrower’s eligibility prior to offering a HAMP trial modification, was 88% as of March 31, 2014. The average length of a trial period for completed HAMP modifications initiated after June 1, 2010 was four months.
We continue to work with our servicers to implement our home retention and foreclosure prevention initiatives. Our approach to workouts continues to focus on the large number of borrowers facing financial hardships. Accordingly, the vast majority of loan modifications we have completed since 2009 have been concentrated on deferring or lowering the borrowers’ monthly mortgage payments to allow borrowers to work through their hardships. Approximately 60% of our performing loan modifications include a reduction in the borrower’s interest rate. This interest rate is fixed for an initial period and is followed by one or more annual interest rate increases. The majority of these modifications with pending interest rate resets, including HAMP modifications, will begin to experience interest rate increases in late 2014 through 2015. These interest rate increases could adversely affect the performance of these modifications.
Table 36 displays the percentage of our single-family loan modifications completed during the first quarter of 2013, all of 2012 and the last nine months of 2011 that were current or paid off one year after modification, as well as the percentage of our single-family loan modifications completed during the first quarter of 2012 and the last nine months of 2011 that were current or paid off two years after modification.

Table 36: Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

	2013	2012				2011
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
One Year Post-Modification
HAMP modifications	83%	82%	82%	81%	79%	78%	78%	78%
Non-HAMP modifications	73	74	74	72	70	66	68	69
Total	75	76	76	75	73	71	72	75
Two Years Post-Modification
HAMP modifications					78%	77%	76%	75%
Non-HAMP modifications					71	67	67	67
Total					73	71	71	73
__________

(1)	Excludes loans that were classified as subprime ARMs that were modified into fixed-rate mortgages. Modifications do not reflect loans currently in trial modifications.
There is significant uncertainty regarding the ultimate long term success of our current modification efforts. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets. See “Risk Factors” in our 2013 Form 10-K for a discussion of efforts we may be required or asked to undertake and their potential effect on us.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 37 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 37: Single-Family Foreclosed Properties

	For the Three Months
	Ended March 31,
	2014	2013
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	103,229	105,666
Acquisitions by geographic area:(2)
Midwest	7,542	11,983
Northeast	3,417	2,454
Southeast	13,524	14,294
Southwest	4,097	5,317
West	3,316	4,669
Total properties acquired through foreclosure(1)	31,896	38,717
Dispositions of REO	(32,727)	(42,934)
End of period inventory of single-family foreclosed properties (REO)(1)	102,398	101,449
Carrying value of single-family foreclosed properties (dollars in millions)(3)	$10,492	$9,263
Single-family foreclosure rate(4)	0.73%	0.89%

__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 9 to “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans, as well as the slower pace of completed foreclosures we are experiencing due to lengthy foreclosure timelines in a number of states, have resulted in a reduction in the number of REO acquisitions, while the lower demand for foreclosed properties has resulted in fewer REO dispositions in the first quarter of 2014 as compared with the first quarter of 2013.
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
Table 38: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	March 31, 2014	December 31, 2013
Available-for-sale	27%	33%
Offer accepted(1)	19	14
Appraisal stage(2)	14	17
Unable to market:
Occupied status(3)	11	10
Redemption status(4)	8	9
Properties being repaired	13	9
Rental property(5)	3	3
Other	5	5
Total unable to market	40	36
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are still occupied, and for which the eviction process is not yet complete.

(4)	Properties that are within the period during which state laws allow the former mortgagor and second lien holders to redeem the property.

(5)	Properties with a tenant living in the home under our tenant in place or deed for lease programs.

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
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 93% of our multifamily guaranty book of business as of March 31, 2014 and December 31, 2013.
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
Table 39: Multifamily Lender Risk-Sharing

	As of
	March 31, 2014	December 31, 2013
Lender risk-sharing
DUS	81%	80%
Non-DUS negotiated	5	5
No recourse to the lender	14	15
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
Table 40 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business as of the dates indicated.
Table 40: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	3	3	4
Original DSCR less than or equal to 1.10	7	7	7

Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan: at the loan, property, and portfolio levels. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 3% as of March 31, 2014 and 4% as of December 31, 2013. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
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
Table 41: Multifamily Concentration Analysis

							Percentage of
	As of						Multifamily
	March 31, 2014		December 31, 2013		March 31, 2013		Credit Losses
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	For the Three Months Ended
							March 31,
							2014(1)	2013(1)
DUS small balance loans(2)	8%	0.23%	8%	0.24%	8%	0.34%	116%	2%
DUS non small balance loans(3)	82	0.05	82	0.06	77	0.34	(87)	(233)
Non-DUS small balance loans(2)	5	0.56	5	0.50	7	0.96	49	(78)
Non-DUS non small balance loans(3)	5	0.24	5	0.17	8	0.46	22	409
Total multifamily loans	100%	0.10%	100%	0.10%	100%	0.39%	100%	100%
________

(1)	The percentage of credit losses may be negative as a result of recoveries on previously charged off amounts.

(2)	Loans with original unpaid principal balances of up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(3)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.
The multifamily serious delinquency rate remained unchanged from December 31, 2013 to March 31, 2014. The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, that were not acquired through our DUS program, continue to represent a larger share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur and represent a small portion of our book.

REO Management
Foreclosure and REO activity affect the level of our credit losses. Table 42 displays our held for sale multifamily REO activity for the periods indicated.
Table 42: Multifamily Foreclosed Properties

	For the Three
	Months Ended
	March 31,
	2014	2013
Multifamily foreclosed properties held for sale (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	118	128
Total properties acquired through foreclosure	17	16
Transfers (from) to held for sale(1)	(1)	4
Dispositions of REO	(17)	(26)
End of period inventory of multifamily foreclosed properties (REO)	117	122
Carrying value of multifamily foreclosed properties (dollars in millions)	$575	$298
________

(1)	Represents the transfer of properties between held for use and held for sale. Held for use properties are reported in our condensed consolidated balance sheets as a component of “Other assets.”
Institutional Counterparty Credit Risk Management
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
See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors” in our 2013 Form 10-K for additional information about institutional counterparty risk, including counterparty risk we face from mortgage originators, investors and dealers, from debt security dealers, from document custodians and from mortgage fraud.
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 48% of our single-family guaranty book of business as of March 31, 2014, compared with approximately 49% as of December 31, 2013. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 19% of our single-family guaranty book of business as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
We have seen an increasing shift in our servicing book from depository financial institution servicers to non-depository servicers. As of March 31, 2014, 12% of our total single-family guaranty book of business, including 32% of our delinquent single-family loans, were serviced by our three largest non-depository servicers compared with 6% of our total single-family guaranty book of business, including 14% of our delinquent single-family loans, as of March 31, 2013. These three servicers’ growth is due to acquisitions from both depository and other non-depository servicers. The shift from depository to non-depository servicers poses additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. As with any party experiencing such growth, there is increased operational risk, which could negatively impact their ability to effectively manage their servicing portfolios. In addition, regulatory bodies such as the Consumer Financial Protection Bureau and/or New York State

Department of Financial Services have been reviewing the activities of our three largest non-depository servicers. We monitor the performance and capacity of our servicers on an ongoing basis. Our three largest non-depository servicers have been performing at an above average level based on our Servicer Total Achievement and Rewards program, which was created to measure servicers across key operational and performance areas relative to their peers. While these servicers may have less financial capacity than our large depository counterparties, we believe our use of these servicers will result in a decrease in our credit losses from what they otherwise would have been through more effective servicing and an improved experience for the borrower while producing limited repurchase request and compensatory fee claims.
Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 66% of our multifamily guaranty book of business as of March 31, 2014, compared with approximately 65% as of December 31, 2013. Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of March 31, 2014 and December 31, 2013.
Although our business with our mortgage sellers is concentrated, a number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring a greater portion of our business volume directly from smaller depository and non-depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could also be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting or eligibility breach. See “Risk Factors” in our 2013 Form 10-K for more information on the impact to our business due to changes in the mortgage industry.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 37% of our single-family business acquisition volume in the first quarter of 2014, compared with approximately 40% in the first quarter of 2013. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 13% of our single-family business acquisition volume in the first quarter of 2014, compared with approximately 16% in the first quarter of 2013.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated, or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, or reimburse us for our losses. We refer to our demands that mortgage sellers and servicers meet these obligations collectively as “repurchase requests.” See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers and Servicers” in our 2013 Form 10-K for more information on our mortgage sellers and servicers’ repurchase obligations.
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller or servicer, or a number of mortgage sellers or servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have an adverse effect on our results of operations or financial condition. As of March 31, 2014 and December 31, 2013, in estimating our allowance for loan losses, we assumed no benefit from repurchase demands due to us from mortgage sellers or servicers that, in our view, lacked the financial capacity to honor their contractual obligations.
Total outstanding repurchase requests as of March 31, 2014 were $1.3 billion, compared with $1.5 billion as of December 31, 2013. The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which is substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 43 displays our risk in force for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties as of March 31, 2014 and December 31, 2013. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of March 31, 2014 and December 31, 2013.

Table 43: Mortgage Insurance Coverage

	Risk in Force(1)				Insurance in Force(2)
				As of				As of
	As of March 31, 2014			December 31,	As of March 31, 2014			December 31,
	Primary	Pool	Total	2013	Primary	Pool	Total	2013
	(Dollars in millions)
Counterparty:(3)
Radian Guaranty, Inc.	$22,678	$121	$22,799	$22,435	$90,211	$599	$90,810	$89,644
United Guaranty Residential Insurance Co.	22,595	45	22,640	22,096	88,464	209	88,673	86,936
Mortgage Guaranty Insurance Corp.	20,781	279	21,060	21,000	80,965	1,229	82,194	82,823
Genworth Mortgage Insurance Corp.	14,626	25	14,651	14,602	58,486	98	58,584	58,475
PMI Mortgage Insurance Co.(4)	6,776	48	6,824	7,123	27,208	480	27,688	29,034
Republic Mortgage Insurance Co.(4)	5,354	214	5,568	5,801	21,034	1,918	22,952	23,970
Essent Guaranty, Inc.	4,764	—	4,764	4,394	19,135	—	19,135	17,748
Arch Mortgage Insurance Co.(5)	2,795	—	2,795	2,868	11,353	—	11,353	11,825
Triad Guaranty Insurance Corp.(4)	1,628	195	1,823	1,908	6,038	1,089	7,127	7,523
National Mortgage Insurance Corp.	55	93	148	109	253	5,002	5,255	5,142
Others	178	—	178	180	1,020	—	1,020	1,032
Total	$102,230	$1,020	$103,250	$102,516	$404,167	$10,624	$414,791	$414,152
Total as a percentage of single-family guaranty book of business			4%	4%			14%	14%
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

Although the financial condition of our primary mortgage insurer counterparties currently approved to write new business has improved, there is still risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, or if we have already made that determination but our estimate of the shortfall increases, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.
PMI Mortgage Insurance Co. (“PMI”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Corporation (“Triad”) are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. These three mortgage insurers provided a combined $14.2 billion, or 14%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2014.
Effective March 7, 2014, PMI increased its cash payments on policyholder claims from 55% to 67%, and paid sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 67%. It is uncertain whether PMI will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims.
The table below displays cumulative rescission rates as of March 31, 2014 by the period in which the claim was filed and also displays the percentage of claims resolved by the period in which the claims were filed. We do not present information for claims filed in the most recent two quarters to allow sufficient time for a substantial percentage of the claims filed to be resolved.

Table 44: Rescission Rates and Claims Resolution of Mortgage Insurance

	As of March 31, 2014
	Cumulative Rescission Rate(1)	Cumulative Claims Resolution Percentage(2)
Primary mortgage insurance claims filed in:
First nine months of 2013	2%	57%
2012	4	79
2011	8	86
Pool mortgage insurance claim filed in:
First nine months of 2013	6%	66%
2012	10	92
2011	10	97
__________

(1)
Represents claims filed during the period where coverage was rescinded as of March 31, 2014, divided by total claims filed during the same period. Denied claims are excluded from the rescinded population (numerator) but included in the population of total claims (denominator).

(2)
Represents claims filed during the period that were resolved as of March 31, 2014, divided by the total claims filed during the same period. Claims resolved primarily consist of settled claims, claims for which coverage has been rescinded by the mortgage insurer, and denied claims for which we have determined that the mortgage insurer’s objection cannot be addressed.

The number of mortgage loans for which our mortgage insurer counterparties have rescinded coverage continues to decrease. In those cases where the mortgage insurer has rescinded coverage, we require the mortgage seller and/or servicer to repurchase the loan or indemnify us against loss or otherwise make us whole.
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
The following table displays the amount by which our estimated benefit from mortgage insurance as of March 31, 2014 and December 31, 2013 reduced our total loss reserves as of those dates.
Table 45: Estimated Mortgage Insurance Benefit

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Contractual mortgage insurance benefit	$6,400	$6,751
Less: Collectibility adjustment(1)	409	431
Estimated benefit included in total loss reserves	$5,991	$6,320
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $2.0 billion as of March 31, 2014 and $2.1 billion as of December 31, 2013 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $310 million as of March 31, 2014 and $402 million as of December 31, 2013 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they were recorded net of a valuation allowance of $621 million as of March 31, 2014 and $655 million as of December 31, 2013 in “Other assets.” The valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds from private mortgage insurers (and, in cases where policies were rescinded or canceled or coverage was denied by the mortgage insurer, from mortgage sellers or servicers) for single-family loans of $1.4 billion for the first quarter of 2014, compared with $2.1 billion for the first quarter of 2013.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 46 displays the total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio as of March 31, 2014 and December 31, 2013.
Table 46: Unpaid Principal Balance of Financial Guarantees

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Alt-A private-label securities	$472	$511
Subprime private-label securities	859	868
Mortgage revenue bonds	3,815	3,911
Other mortgage-related securities	257	264
Total	$5,403	$5,554
With the exception of Ambac Assurance Corporation (“Ambac”), which is operating under a deferred payment obligation and is making cash payments equal to 25% of the claim, none of our remaining non-governmental financial guarantor counterparties has failed to repay us for claims under guaranty contracts. However, based on the stressed financial condition of many of these counterparties, we are expecting full cash payment from half of the non-governmental financial guarantors, and we are uncertain of the level of payments we will ultimately receive from the remaining counterparties. Ambac provided coverage on $2.5 billion, or 46%, of our total non-governmental financial guarantees as of March 31, 2014. When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees from those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary impairments.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $21.6 billion as of March 31, 2014 and $22.5 billion as of December 31, 2013.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $10.1 billion as of March 31, 2014, compared with $10.7 billion as of December 31, 2013. As of March 31, 2014 and December 31, 2013, 52% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $39.5 billion as of March 31, 2014, compared with $39.4 billion as of December 31, 2013. As of March 31, 2014 and December 31, 2013, 32% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 52% as of March 31, 2014, compared with 55% as of December 31, 2013. The recourse obligations from lender counterparties rated below investment grade was 23% as of March 31, 2014, compared with 21% as of December 31, 2013. The percentage of remaining recourse obligations from lender counterparties that were not rated by rating agencies was 25% as of March 31, 2014, compared with 24% as of December 31, 2013. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted above in “Mortgage Credit Risk Management—Multifamily Mortgage Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of March 31, 2014 and December 31, 2013, approximately 37% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $29.0 billion in deposits for single-family payments were received and held by 281 institutions during the month of March 2014 and a total of $34.6 billion in deposits for single-family payments were received and held by 284 institutions during the month of December 2013. Of these total deposits, 94% as of March 31, 2014 and December 31, 2013 were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 85% of these deposits as of March 31, 2014, compared with 86% as of December 31, 2013.
If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of March 2014, approximately $1.2 billion, or 4%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $1.7 billion, or 5%, during the month of December 2013. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Issuers of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of March 31, 2014 and December 31, 2013, we held a $1.0 billion short-term unsecured deposit with a financial institution that had a short-term credit rating of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
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
We manage our derivative counterparty credit exposure relating to our OTC derivative transactions through enforceable master netting arrangements. These arrangements allow us to net derivative assets and liabilities with the same counterparty. We manage our derivative counterparty exposure relating to our OTC derivative transactions by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
Our OTC-cleared derivative transactions are submitted to a derivatives clearing organization on our behalf through a clearing member of the organization. A contract accepted by a derivatives clearing organization is governed by the terms of the clearing organization’s rules and arrangements between us and the clearing member of the clearing organization. As a result, we are exposed to the institutional credit risk of both the derivatives clearing organization and the member who is acting on our behalf. To the extent we have an enforceable master netting arrangement with our OTC-cleared derivative counterparty, we net our exposure to cleared derivatives by clearing organization and by clearing member.

Our institutional credit risk exposure to derivatives clearing organizations and certain of their members will increase substantially in the future as OTC-cleared derivative contracts comprise a larger percentage of our derivative instruments. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists.
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Table 47 below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position as of March 31, 2014 and December 31, 2013.
Table 47: Credit Loss Exposure of Risk Management Derivative Instruments

	As of March 31, 2014
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange- Traded/Cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$48	$885	$34	$967	$358	$29	$1,354
Less: Collateral held(6)	36	842	34	912	319	—	1,231
Exposure net of collateral	$12	$43	$—	$55	$39	$29	$123
Additional information:
Notional amount	$28,735	$342,037	$42,490	$413,262	$125,389	$281	$538,932
Number of counterparties(7)	4	10	2	16

	As of December 31, 2013
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Exchange- Traded/Cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$79	$1,008	$—	$1,087	$1,475	$28	$2,590
Less: Collateral held(6)	66	972	—	1,038	1,382	—	2,420
Exposure net of collateral	$13	$36	$—	$49	$93	$28	$170
Additional information:
Notional amount	$25,005	$338,905	$78,799	$442,709	$109,740	$281	$552,730
Number of counterparties(7)	4	10	2	16
__________

(1)
We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P rating for any ratings based on Moody’s scale.

(2)
We had credit loss exposure to six counterparties with a notional balance of $141.1 billion as of March 31, 2014 and seven counterparties with a notional balance of $227.7 billion as of December 31, 2013.

(3)	Represents contracts entered through an agent on our behalf with derivatives clearing organizations.

(4)	Includes mortgage insurance contracts and swap credit enhancements accounted for as derivatives.

(5)
Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. For our risk management derivatives transactions, we net derivative gains and losses with the same counterparty where a legal right of offset exists under enforceable master netting arrangements. As of March 31, 2014, we net OTC-cleared derivative assets and derivative liabilities where we have enforceable master netting arrangements. This table excludes mortgage commitments accounted for as derivatives.

(6)
Represents cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty arrangements to ensure recovery of any loss through the disposition of the collateral.

(7)	Represents counterparties to OTC derivatives transactions with which we have enforceable master netting arrangements.
OTC derivative transactions with our ten largest counterparties accounted for approximately 70% of our total outstanding notional amount of our total derivative transactions as of March 31, 2014, with each of these counterparties accounting for between approximately 3% and 13% of that total outstanding notional amount. OTC derivative transactions with our ten largest counterparties accounted for approximately 74% of our total outstanding notional amount of our total derivative transactions as of December 31, 2013, with each of these counterparties accounting for between approximately 3% and 14% of that total outstanding notional amount.
See “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements” for additional information on our derivative contracts as of March 31, 2014 and December 31, 2013.
Other
We filed claims as a creditor in the bankruptcy case of Lehman Brothers, which filed for bankruptcy in September 2008. In January 2014, we resolved our outstanding bankruptcy claims against Lehman Brothers for an allowed amount of $2.15 billion. On April 3, 2014, we received a distribution of $548 million pursuant to the Lehman Brothers plan of reorganization, representing approximately 25% of the allowed amount. We may receive additional distributions in the future, but under the terms of the Lehman Brothers plan of reorganization, we expect that the total amount we will receive will constitute only a portion of the $2.15 billion allowed amount.
Market Risk Management, Including Interest Rate Risk Management
We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss in value or expected future earnings that may result from changes to interest rates. Spread risk or basis risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. We describe our sources of interest rate risk exposure and our strategy for managing interest rate risk and spread risk in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” in our 2013 Form 10-K.
Measurement of Interest Rate Risk
Below we present two quantitative metrics that provide estimates of our interest rate risk exposure: (1) fair value sensitivity of our net portfolio to changes in interest rate levels and slope of yield curve; and (2) duration gap. Our net portfolio consists of our retained mortgage portfolio assets; cash and other investment portfolio; our outstanding debt of Fannie Mae that is used to fund the retained mortgage portfolio assets and cash and other investment portfolio; mortgage commitments and risk management derivatives. Risk management derivatives along with our debt instruments are used to manage interest rate risk.
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
Duration Gap
Duration gap measures the price sensitivity of our assets and liabilities in our net portfolio to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap analysis reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios to those of our liabilities. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities. We disclose duration gap on a monthly basis under the caption “Interest Rate Risk Disclosures” in our Monthly Summary, which is available on our Web site and announced in a press release.
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
The sensitivity measures presented in Table 48, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.
Results of Interest Rate Sensitivity Measures
Table 48 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. In addition, Table 48 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended March 31, 2014 and 2013.

Table 48: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	March 31, 2014(2)	December 31, 2013(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.2	$0.1
-50 basis points	—	—
+50 basis points	—	(0.1)
+100 basis points	(0.3)	(0.5)
Rate slope shock:
-25 basis points (flattening)	—	—
+25 basis points (steepening)	—	—

	For the Three Months Ended March 31, 2014(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$0.1
Minimum	(0.5)	—	—
Maximum	0.3	0.1	0.1
Standard deviation	0.1	—	—

	For the Three Months Ended March 31, 2013(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.0	$—	$—
Minimum	(0.3)	—	(0.1)
Maximum	0.5	—	0.2
Standard deviation	0.2	—	0.1
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. The average duration gap was (0.1) months for the first three months of 2014, which is consistent with the average duration gap for the first three months of 2013. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, convexity risk was the primary driver of the market value sensitivity of our net portfolio in those periods.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 49 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 49: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of
	March 31, 2014	December 31, 2013
	(Dollars in billions)
Before Derivatives	$(0.7)	$(0.3)
After Derivatives	—	(0.1)
Effect of Derivatives	0.6	0.1
__________

(1)	Measured on the last day of each period presented.
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
In “MD&A—Risk Management—Market Risk Management, including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2013 Form 10-K, we provided additional interest rate sensitivities, including separate disclosure of the potential impact on the fair value of our trading assets and our other financial instruments. As of March 31, 2014, these sensitivities were relatively unchanged compared with December 31, 2013. See “Note 16, Fair Value” for the fair value of our trading financial instruments and our other financial instruments as of March 31, 2014 and December 31, 2013.
Liquidity Risk Management
See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2013 Form 10-K and in this report for a discussion of how we manage liquidity risk.
Operational Risk Management
See “MD&A—Risk Management—Operational Risk Management” in our 2013 Form 10-K for information on operational risks that we face and our framework for managing operational risk.

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
Among the forward-looking statements in this report are statements relating to:

•	Our expectation that we will remain profitable for the foreseeable future;

•	Our expectation that, while our annual net income will remain strong over the next few years, our annual net income will be substantially lower than our net income for 2013;

•
Our expectation that our earnings will be affected by a number of factors, including changes in home prices, changes in interest rates, our guaranty fee rates, the volume of single-family mortgage originations in the future, and the size, composition and quality of our retained mortgage portfolio and guaranty book of business, and economic and housing market conditions; and our expectation that some of these factors, such as changes in interest rates or home prices, could result in significant variability in our earnings from quarter to quarter or year to year;

•
Our expectation of volatility from period to period in our financial results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings;

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $5.7 billion in the second quarter of 2014;

•
Our expectation that we will retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

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

•	Our expectation that we will receive significantly less revenue from PLS settlements in future periods;

•	Our expectation that refinancings will continue to constitute a smaller portion of our single-family business volume in 2014 than in 2013;

•	Our expectation that we will continue to acquire a higher proportion of loans with higher LTV ratios in 2014 than in 2013;

•	Our expectation that the trend of lower origination volumes will continue in 2014;

•	Our expectation that our single-family acquisition volumes this year will continue to remain lower than prior year volumes;

•
Our expectation that these lower volumes will not have a material adverse effect on the size of our single-family guaranty book of business or on our single-family guaranty fee revenues in the near term;

•	Our expectation that approximately 280,000 new multifamily units will be completed this year;

•
Our expectation that, despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties;

•	Our expectation that the level of multifamily foreclosures in 2014 will generally remain commensurate with 2013 levels;

•
Our expectation that single-family mortgage loan serious delinquency and severity rates will continue their downward trend, but that single-family serious delinquency and severity rates will remain high compared with pre-housing crisis levels because it will take some time for the remaining delinquent high mark-to-market LTV ratio loans originated prior to 2009 to work their way through the foreclosure process;

•
Our belief that the increase in mortgage rates since the first half of 2013 will result in a decline in overall single-family mortgage originations in 2014 as compared with 2013, driven by a decline in refinancings;

•
Our forecast that total originations in the U.S. single-family mortgage market in 2014 will decrease from 2013 levels by approximately 40%, from an estimated $1.91 trillion in 2013 to $1.14 trillion in 2014;

•	Our forecast that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.18 trillion in 2013 to $416.6 billion in 2014;

•
Our forecast that total single-family mortgage debt outstanding will increase slightly in 2014, increasing from an estimated $9.86 trillion as of December 31, 2013 to $9.94 trillion as of December 31, 2014;

•	Our expectation that home price growth will continue in 2014, but that the rate of home price growth on a national basis in 2014 will be lower than in 2013;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•
Our expectation that our credit losses in 2014 and 2015 will be higher than in 2013 because: (1) the amounts we recognized in 2013 pursuant to a number of repurchase and compensatory fee resolution agreements reduced our 2013 credit losses from what they otherwise would have been; and (2) we expect our implementation of the charge-off provisions required by FHFA’s Advisory Bulletin AB 2012-02 in 2015 will increase our credit losses for 2015 from what they otherwise would have been;

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

•	Our expectation that significant uncertainty regarding the future of our company and the housing finance system will continue;

•	Our expectation that Congress will continue to consider housing finance reform legislation;

•	Our expectation that we will provide FHFA with information regarding the asset classification provisions of FHFA’s Advisory Bulletin AB 2012-02 in May 2014;

•
Our expectation that, in the period in which we adopt FHFA’s Advisory Bulletin AB 2012-02, our allowance for loan losses on the impacted loans will be eliminated and the corresponding recorded investment in the loan will be reduced by the amounts that are charged off;

•
Our expectation that, although the streamlined modification program we introduced in July 2013 may accelerate the timing of our modifications, a meaningful number of modifications will be initiated after our loans become 180 days past due;

•	Our expectation that the adoption of FHFA’s Advisory Bulletin AB 2012-02 will not have a material impact on our financial position or results of operations;

•	Our expectation that guaranty fees collected and expenses incurred under the TCCA will continue to increase in the future;

•	Our belief that our liquidity contingency plan may be difficult or impossible to execute for a company of our size and in our circumstances;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our expectation that we may also use proceeds from our mortgage assets to pay our debt obligations;

•
Our expectations regarding our credit ratings and their impact on us as set forth in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in this report and “Risk Factors” in our 2013 Form 10-K;

•	Our expectation that we will not eliminate our deficit of core capital over statutory minimum capital;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not be as high as the March 31, 2014 serious delinquency rates of loans in our legacy book of business;

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

•
Our expectation that the volume of refinancings under HARP will continue to decline due to the increase in interest rates and a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing;

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

•
Our belief that our use of our three largest non-depository servicers will result in a decrease in our credit losses from what they otherwise would have been through more effective servicing and an improved experience for the borrower while producing limited repurchase requests and compensatory fee claims;

•	Our expectation, based on the stressed financial condition of many of our non-governmental financial guarantor counterparties, that we will receive full cash payment from half of these counterparties;

•
Our expectation, given the stressed financial condition of some of our single-family lenders, that in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them;

•	Our expectation that we will receive only a portion of our allowed amount under the terms of the Lehman Brothers plan of reorganization;

•	Our expectation that we will enter into additional agreements relating to the Common Securitization Solutions, LLC joint venture in the future; and

•	Our expectation that we will not remediate the material weakness relating to our disclosure controls and procedures while we are in conservatorship.
Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; challenges we face in retaining and hiring qualified employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, as our conservator or as our regulator; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; impairments of our assets; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve, including the effect of the tapering of its program of purchasing mortgage-related securities and any future sales of such securities; changes in the structure and regulation of the financial services industry; credit availability; natural or other disasters; and those factors described in “Risk Factors” in this report and in our 2013 Form 10-K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations” in this report.
Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in our 2013 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$14,056	$19,228
Restricted cash (includes $20,550 and $23,982, respectively, related to consolidated trusts)	24,583	28,995
Federal funds sold and securities purchased under agreements to resell or similar arrangements	12,750	38,975
Investments in securities:
Trading, at fair value	31,795	30,768
Available-for-sale, at fair value (includes $949 and $998, respectively, related to consolidated trusts)	37,128	38,171
Total investments in securities	68,923	68,939
Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $201 and $31, respectively, related to consolidated trusts)	1,494	380
Loans held for investment, at amortized cost:
Of Fannie Mae	290,903	300,159
Of consolidated trusts (includes $14,637 and $14,268 respectively, at fair value and loans pledged as collateral that may be sold or repledged of $415 and $442, respectively)	2,767,530	2,769,547
Total loans held for investment	3,058,433	3,069,706
Allowance for loan losses	(41,911)	(43,846)
Total loans held for investment, net of allowance	3,016,522	3,025,860
Total mortgage loans	3,018,016	3,026,240
Accrued interest receivable, net (includes $7,463 and $7,271, respectively, related to consolidated trusts)	8,459	8,319
Acquired property, net	11,960	11,621
Deferred tax assets, net	45,366	47,560
Other assets (includes cash pledged as collateral of $1,291 and $1,590, respectively)	22,392	20,231
Total assets	$3,226,505	$3,270,108
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,262 and $8,276, respectively, related to consolidated trusts)	$10,681	$10,553
Federal funds purchased and securities sold under agreements to repurchase	25	—
Debt:
Of Fannie Mae (includes $1,775 and $1,308, respectively, at fair value)	481,853	529,434
Of consolidated trusts (includes $15,373 and $14,976, respectively, at fair value)	2,712,842	2,705,089
Other liabilities (includes $444 and $488, respectively, related to consolidated trusts)	13,012	15,441
Total liabilities	3,218,413	3,260,517
Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,080,657 shares outstanding	687	687
Accumulated deficit	(123,098)	(121,227)
Accumulated other comprehensive income	1,575	1,203
Treasury stock, at cost, 150,682,046 shares	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	8,042	9,541
Noncontrolling interest	50	50
Total equity (See Note 1: Impact of U.S. Government Support for information on our dividend obligation to Treasury)	8,092	9,591
Total liabilities and equity	$3,226,505	$3,270,108
See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three
	Months Ended
	March 31,
	2014	2013
Interest income:
Trading securities	$127	$226
Available-for-sale securities	440	673
Mortgage loans (includes $25,954 and $25,394, respectively, related to consolidated trusts)	28,588	29,224
Other	24	57
Total interest income	29,179	30,180
Interest expense:
Short-term debt	20	43
Long-term debt (includes $22,076 and $21,158, respectively, related to consolidated trusts)	24,421	23,833
Total interest expense	24,441	23,876
Net interest income	4,738	6,304
Benefit for credit losses	774	957
Net interest income after benefit for credit losses	5,512	7,261
Investment gains, net	146	118
Net other-than-temporary impairments	(51)	(9)
Fair value (losses) gains, net	(1,190)	834
Debt extinguishment losses, net	—	(23)
Fee and other income	4,355	568
Non-interest income	3,260	1,488
Administrative expenses:
Salaries and employee benefits	325	317
Professional services	242	223
Occupancy expenses	50	46
Other administrative expenses	55	55
Total administrative expenses	672	641
Foreclosed property income	(262)	(260)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	322	186
Other expenses, net	131	68
Total expenses	863	635
Income before federal income taxes	7,909	8,114
(Provision) benefit for federal income taxes	(2,584)	50,571
Net income	5,325	58,685
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	372	648
Other	—	6
Total other comprehensive income	372	654
Total comprehensive income attributable to Fannie Mae	$5,697	$59,339
Net income attributable to Fannie Mae	5,325	58,685
Dividends available for distribution to senior preferred stockholder (Note 11)	(5,692)	(59,368)
Net loss attributable to common stockholders (Note 11)	$(367)	$(683)
Loss per share: basic and diluted	$(0.06)	$(0.12)
Weighted-average common shares outstanding: basic and diluted	5,762	5,762

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(1,321)	$(6,420)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	—	(2,021)
Proceeds from maturities and paydowns of trading securities held for investment	333	659
Proceeds from sales of trading securities held for investment	486	781
Proceeds from maturities and paydowns of available-for-sale securities	1,446	2,689
Proceeds from sales of available-for-sale securities	35	270
Purchases of loans held for investment	(24,486)	(60,504)
Proceeds from repayments and sales of loans acquired as held for investment of Fannie Mae	6,217	18,470
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	80,610	201,345
Net change in restricted cash	4,412	10,688
Advances to lenders	(20,501)	(38,471)
Proceeds from disposition of acquired property and preforeclosure sales	6,329	13,057
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	26,225	(46,850)
Other, net	(385)	7
Net cash provided by investing activities	80,721	100,120
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	69,086	155,561
Payments to redeem debt of Fannie Mae	(117,058)	(141,422)
Proceeds from issuance of debt of consolidated trusts	58,216	122,408
Payments to redeem debt of consolidated trusts	(87,643)	(223,943)
Payments of cash dividends on senior preferred stock to Treasury	(7,191)	(4,224)
Other, net	18	216
Net cash used in financing activities	(84,572)	(91,404)
Net (decrease) increase in cash and cash equivalents	(5,172)	2,296
Cash and cash equivalents at beginning of period	19,228	21,117
Cash and cash equivalents at end of period	$14,056	$23,413
Cash paid during the period for:
Interest	$26,567	$27,824
Income taxes	425	—

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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2014. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of March 31, 2014. As of March 31, 2014, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Based on the terms of the senior preferred stock, we paid Treasury a dividend of $7.2 billion on March 31, 2014 based on our net worth as of December 31, 2013, and we expect to pay Treasury an additional dividend of $5.7 billion by June 30, 2014.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the three months ended March 31, 2014 may not necessarily be indicative of the results for the year ending December 31, 2014. The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2014 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), filed with the SEC on February 21, 2014.
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA, and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $138.0 billion as of March 31, 2014 and $137.3 billion as of December 31, 2013.
Under the terms of the senior preferred stock, we are required to pay Treasury a dividend each quarter, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve amount. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2014, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of Fannie Mae and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties.
Our administrative expenses were reduced by $17 million and $26 million for the three months ended March 31, 2014 and 2013, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three months ended March 31, 2014, we made tax payments of $425 million to the Internal Revenue Service, a bureau of Treasury. We did not make any tax payments during the three months ended March 31, 2013.
Under the temporary credit and liquidity facilities (“TCLF”) program, we had $641 million and $821 million outstanding, which includes principal and interest, of standby credit and liquidity support as of March 31, 2014 and December 31, 2013, respectively. Under the new issue bond (“NIB”) program, we had $4.4 billion and $4.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of March 31, 2014 and December 31, 2013, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of March 31, 2014, there had been no losses of principal or interest under the TCLF program or the NIB program.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $322 million in TCCA fees during the three months ended March 31, 2014, which have not been remitted to Treasury as of March 31, 2014. During the three months ended March 31, 2014, we remitted TCCA-related guaranty fees of $306 million to Treasury for our obligations as of December 31, 2013. We recognized $186 million in TCCA fees during the three months ended March 31, 2013.
As of March 31, 2014 and December 31, 2013, we held Freddie Mac mortgage-related securities with a fair value of $8.2 billion and $8.7 billion, respectively. We recognized interest income on these securities held by us of $78 million and $111 million for the three months ended March 31, 2014 and 2013, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
The Housing and Economic Recovery Act of 2008 authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized $28 million of FHFA assessment fees, which are recorded in “Administrative expenses,” for the three months ended March 31, 2014 and 2013.
In March 2013, FHFA announced that a new business entity would be established by Fannie Mae and Freddie Mac that would be separate from the two companies in order to further the goal of building a common securitization platform that would function like a market utility. In October 2013, FHFA announced that the new joint venture by Fannie Mae and Freddie Mac, Common Securitization Solutions, LLC, had been established and that office space for the new entity had been secured. In connection with the entity’s establishment, we entered into a Limited Liability Company Agreement with Freddie Mac in October 2013 and anticipate entering into additional agreements relating to the new joint venture in the future. No other transactions outside of normal business activities have occurred between us and Freddie Mac during the three months ended March 31, 2014 or 2013.
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
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income.  During the three months ended March 31, 2014, we recognized $4.1 billion in “Fee and other income” in our condensed consolidated statement of operations resulting from settlement agreements resolving certain lawsuits relating to private-label securities sold to us.
Statement of Cash Flows
We classify cash flows related to trading securities based on their nature and purpose. Effective January 1, 2014, all cash flows related to trading securities purchased after December 31, 2013 are classified as operating activities as we do not intend to hold these securities for investment.
Adoption of New Accounting Guidance
In January 2014, the FASB issued guidance clarifying when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan in order to reduce diversity in practice for when a creditor derecognizes the loan receivable and recognizes the real estate property. The guidance also requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new guidance is effective for us on January 1, 2015. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
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
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage-backed trusts as of March 31, 2014 and December 31, 2013, as well as our maximum exposure to loss and the total assets of these unconsolidated mortgage-backed trusts.

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae securities	$5,785	$5,660
Non-Fannie Mae securities	8,197	8,559
Total trading securities	13,982	14,219
Available-for-sale securities:
Fannie Mae securities	5,593	5,866
Non-Fannie Mae securities	27,063	27,441
Total available-for-sale securities	32,656	33,307
Other assets	119	119
Other liabilities	(1,734)	(1,668)
Net carrying amount	$45,023	$45,977
Maximum exposure to loss(1)	$52,360	$54,148
Total assets of unconsolidated mortgage-backed trusts	$281,719	$313,202
__________

(1)
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Additionally, our maximum exposure to loss related to our involvement with limited partnership investments was $15 million and $14 million as of March 31, 2014 and December 31, 2013, respectively. The total assets of these unconsolidated limited partnership investments were $6.7 billion and $6.8 billion as of March 31, 2014 and December 31, 2013, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended March 31, 2014 and 2013, the unpaid principal balance of portfolio securitizations was $32.5 billion and $69.4 billion, respectively.
The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts as of March 31, 2014 and December 31, 2013.

	Fannie Mae Single-class MBS & Fannie Megas		REMICS & SMBS(1)
	(Dollars in millions)
As of March 31, 2014
Unpaid principal balance	$331		$6,879
Fair value	366		8,012
Weighted-average coupon	6.20%		5.35%
Weighted-average loan age	7.7	years	5.5	years
Weighted-average maturity	21.2	years	11.9	years

As of December 31, 2013
Unpaid principal balance	$349		$6,899
Fair value	383		7,959
Weighted-average coupon	6.21%		5.36%
Weighted-average loan age	7.4	years	5.4	years
Weighted-average maturity	21.5	years	12.6	years
__________

(1)	Consists of real estate mortgage investment conduits (“REMICs”) and stripped mortgage-backed securities (“SMBS”).
For the three months ended March 31, 2014 and 2013, the principal and interest received on retained interests was $340 million and $459 million, respectively.
Managed Loans
“Managed loans” are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $2.0 billion and $2.1 billion as of March 31, 2014 and December 31, 2013, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
Qualifying Sales of Portfolio Securitizations
We consolidate the substantial majority of our single-class MBS trusts; therefore, these portfolio securitization transactions do not qualify for sale treatment. The assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales are reported in our condensed consolidated balance sheets.
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. There were no proceeds from the initial sale of securities from portfolio securitizations for the three months ended March 31, 2014,

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

compared with $176 million for the three months ended March 31, 2013. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our consolidated financial statements.
3.  Mortgage Loans
The following table displays our mortgage loans as of March 31, 2014 and December 31, 2013.

	As of
	March 31, 2014			December 31, 2013
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$271,947	$2,574,278	$2,846,225	$276,644	$2,579,024	$2,855,668
Multifamily	33,680	148,822	182,502	37,642	146,249	183,891
Total unpaid principal balance of mortgage loans	305,627	2,723,100	3,028,727	314,286	2,725,273	3,039,559
Cost basis and fair value adjustments, net	(13,431)	44,631	31,200	(13,778)	44,305	30,527
Allowance for loan losses for loans held for investment	(39,004)	(2,907)	(41,911)	(40,521)	(3,325)	(43,846)
Total mortgage loans	$253,192	$2,764,824	$3,018,016	$259,987	$2,766,253	$3,026,240
During the three months ended March 31, 2014, we redesignated loans with a carrying value of $2.2 billion from held for investment (“HFI”) to held for sale (“HFS”) and sold loans with an unpaid principal balance of $1.0 billion.
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
When a loan is placed on nonaccrual status, interest previously accrued but not collected becomes part of our recorded investment in the loan and is reviewed for impairment in connection with our allowance for loan losses process. For single-family loans, we recognize interest income for loans on nonaccrual status when cash is received. For multifamily loans on nonaccrual status, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan.
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
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of March 31, 2014 and December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2014(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$27,858	$8,090	$44,625	$80,573	$2,566,501	$2,647,074	$65	$52,614
Government(4)	59	23	348	430	47,466	47,896	348	—
Alt-A	4,488	1,501	14,227	20,216	103,452	123,668	9	15,716
Other(5)	1,699	552	4,866	7,117	44,003	51,120	25	5,361
Total single-family	34,104	10,166	64,066	108,336	2,761,422	2,869,758	447	73,691
Multifamily(6)	45	N/A	187	232	183,127	183,359	—	1,840
Total	$34,149	$10,166	$64,253	$108,568	$2,944,549	$3,053,117	$447	$75,531

	As of December 31, 2013(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$32,371	$9,755	$48,345	$90,471	$2,558,826	$2,649,297	$81	$57,973
Government(4)	66	32	346	444	48,150	48,594	346	—
Alt-A	4,748	1,692	15,425	21,865	105,644	127,509	11	17,102
Other(5)	1,940	659	5,404	8,003	45,288	53,291	22	5,999
Total single-family	39,125	12,138	69,520	120,783	2,757,908	2,878,691	460	81,074
Multifamily(6)	59	N/A	186	245	185,733	185,978	—	2,209
Total	$39,184	$12,138	$69,706	$121,028	$2,943,641	$3,064,669	$460	$83,283
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

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
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of March 31, 2014 and December 31, 2013. The single-family credit quality indicator is based on available data through the end of each period presented.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	March 31, 2014(1)(2)			December 31, 2013(1)(2)
	Primary(3)	Alt-A	Other(4)	Primary(3)	Alt-A	Other(4)
	(Dollars in millions)
Estimated mark-to-market loan-to-value ratio:(5)
Less than or equal to 80%	$2,059,320	$60,043	$23,524	$2,073,079	$61,670	$24,112
Greater than 80% and less than or equal to 90%	281,067	16,352	6,593	276,011	16,794	6,947
Greater than 90% and less than or equal to 100%	161,156	14,327	6,150	153,474	14,709	6,402
Greater than 100% and less than or equal to 110%	60,429	10,873	4,871	59,630	11,006	5,146
Greater than 110% and less than or equal to 120%	33,952	7,615	3,538	33,954	7,742	3,691
Greater than 120% and less than or equal to 125%	11,191	2,826	1,343	11,256	2,951	1,406
Greater than 125%	39,959	11,632	5,101	41,893	12,637	5,587
Total	$2,647,074	$123,668	$51,120	$2,649,297	$127,509	$53,291
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Excludes $47.9 billion and $48.6 billion as of March 31, 2014 and December 31, 2013, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of March 31, 2014 and December 31, 2013. The multifamily credit quality indicator is based on available data through the end of each period presented.

	As of
	March 31,	December 31,
	2014(1)	2013(1)
	(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Pass	$174,805	$176,528
Special Mention	2,166	2,234
Substandard	6,027	6,758
Doubtful	361	458
Total	$183,359	$185,978
_________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Individually Impaired Loans
Individually impaired loans include troubled debt restructurings (“TDRs”), acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total unpaid principal balance, recorded investment and related allowance as of March 31, 2014 and December 31, 2013, and interest income recognized and average recorded investment for the three months ended March 31, 2014 and 2013, for individually impaired loans.

	As of
	March 31, 2014				December 31, 2013
	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$130,023	$123,571	$23,662	$394	$130,080	$123,631	$24,145	$430
Government(3)	272	276	39	12	213	210	35	5
Alt-A	37,108	34,219	9,125	172	37,356	34,479	9,364	187
Other(4)	15,586	14,803	3,754	51	15,789	15,023	3,879	56
Total single-family	182,989	172,869	36,580	629	183,438	173,343	37,423	678
Multifamily	1,882	1,897	258	7	2,257	2,276	306	10
Total individually impaired loans with related allowance recorded	184,871	174,766	36,838	636	185,695	175,619	37,729	688

With no related allowance recorded:(5)
Single-family:
Primary(2)	14,392	12,849	—	—	14,076	12,305	—	—
Government(3)	66	61	—	—	120	120	—	—
Alt-A	3,396	2,595	—	—	3,290	2,428	—	—
Other(4)	1,069	907	—	—	1,039	868	—	—
Total single-family	18,923	16,412	—	—	18,525	15,721	—	—
Multifamily	1,706	1,715	—	—	1,927	1,939	—	—
Total individually impaired loans with no related allowance recorded	20,629	18,127	—	—	20,452	17,660	—	—
Total individually impaired loans(6)	$205,500	$192,893	$36,838	$636	$206,147	$193,279	$37,729	$688

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31,
	2014			2013
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$123,465	$1,094	$140	$125,968	$1,102	$173
Government(3)	238	3	—	208	3	—
Alt-A	34,337	270	28	35,534	277	39
Other(4)	14,910	103	11	15,984	109	14
Total single-family	172,950	1,470	179	177,694	1,491	226
Multifamily	2,086	23	—	2,607	31	—
Total individually impaired loans with related allowance recorded	175,036	1,493	179	180,301	1,522	226

With no related allowance recorded:(5)
Single-family:
Primary(2)	12,646	185	48	10,830	641	59
Government(3)	93	1	—	109	2	—
Alt-A	2,520	41	10	2,078	175	10
Other(4)	891	11	2	662	63	5
Total single-family	16,150	238	60	13,679	881	74
Multifamily	1,826	20	—	1,686	22	1
Total individually impaired loans with no related allowance recorded	17,976	258	60	15,365	903	75
Total individually impaired loans(6)	$193,012	$1,751	$239	$195,666	$2,425	$301
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)
Includes single-family loans restructured in a TDR with a recorded investment of $187.9 billion and $187.6 billion as of March 31, 2014 and December 31, 2013, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $897 million and $911 million as of March 31, 2014 and December 31, 2013, respectively.

(7)
Total single-family interest income recognized of $1.7 billion for the three months ended March 31, 2014 consists of $1.4 billion of contractual interest and $275 million of effective yield adjustments. Total single-family interest income recognized of $2.4 billion for the three months ended March 31, 2013 consists of $1.4 billion of contractual interest and $941 million of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended March 31, 2014 and 2013, the average term extension of a single-family modified loan was 159 months and 148 months, respectively, and the average interest rate reduction was 1.23 and 1.81 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014		2013
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	28,842	$4,110	38,251	$5,644
Government(3)	62	8	90	11
Alt-A	4,396	740	7,110	1,223
Other(4)	1,038	219	2,057	452
Total single-family	34,338	5,077	47,508	7,330
Multifamily	6	34	8	33
Total troubled debt restructurings	34,344	$5,111	47,516	$7,363
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
The following table displays the number of loans and recorded investment in loans that had a payment default for the three months ended March 31, 2014 and 2013 and were restructured in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31,
	2014		2013
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	8,598	$1,310	12,060	$1,867
Government(3)	18	2	29	4
Alt-A	1,444	260	2,672	484
Other(4)	504	115	823	185
Total single-family	10,564	1,687	15,584	2,540
Multifamily	4	14	3	15
Total TDRs that subsequently defaulted	10,568	$1,701	15,587	$2,555
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays changes in single-family, multifamily and total allowance for loan losses for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014			2013
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$40,202	$3,105	$43,307	$49,848	$7,839	$57,687
(Benefit) provision for loan losses(1)	(882)	38	(844)	(436)	(403)	(839)
Charge-offs(2)	(1,447)	(101)	(1,548)	(2,670)	(49)	(2,719)
Recoveries	320	71	391	1,027	245	1,272
Transfers(3)	420	(420)	—	1,123	(1,123)	—
Other(4)	133	9	142	75	25	100
Ending balance	$38,746	$2,702	$41,448	$48,967	$6,534	$55,501
Multifamily allowance for loan losses:
Beginning balance	$319	$220	$539	$671	$437	$1,108
Benefit for loan losses(1)	(12)	(16)	(28)	(91)	(54)	(145)
Charge-offs(2)	(51)	—	(51)	(1)	—	(1)
Transfers(3)	—	—	—	9	(9)	—
Other(4)	2	1	3	(2)	—	(2)
Ending balance	$258	$205	$463	$586	$374	$960
Total allowance for loan losses:
Beginning balance	$40,521	$3,325	$43,846	$50,519	$8,276	$58,795
(Benefit) provision for loan losses(1)	(894)	22	(872)	(527)	(457)	(984)
Charge-offs(2)(5)	(1,498)	(101)	(1,599)	(2,671)	(49)	(2,720)
Recoveries	320	71	391	1,027	245	1,272
Transfers(3)	420	(420)	—	1,132	(1,132)	—
Other(4)	135	10	145	73	25	98
Ending balance	$39,004	$2,907	$41,911	$49,553	$6,908	$56,461
__________

(1)	(Benefit) provision for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

(2)
While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)
Amounts represent the net activity recorded in our allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers. The (benefit) provision for loan losses, charge-offs, recoveries and transfer activity included in this table reflect all changes for both the allowance for loan losses and the valuation allowances for accrued interest and preforeclosure property taxes and insurance receivable that relate to the mortgage loans.

(5)	Total charge-offs include accrued interest of $94 million and $115 million for the three months ended March 31, 2014 and 2013, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

As of March 31, 2014, the allowance for accrued interest receivable for loans of Fannie Mae was $954 million and for loans of consolidated trusts was $94 million. As of December 31, 2013, the allowance for accrued interest receivable for loans of Fannie Mae was $1.1 billion and for loans of consolidated trusts was $104 million.
The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of March 31, 2014 and December 31, 2013.

	As of
	March 31, 2014			December 31, 2013
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$36,580	$258	$36,838	$37,423	$306	$37,729
Collectively reserved loans	4,868	205	5,073	5,884	233	6,117
Total allowance for loan losses	$41,448	$463	$41,911	$43,307	$539	$43,846

Recorded investment in loans by segment:(2)
Individually impaired loans(1)	$189,281	$3,612	$192,893	$189,064	$4,215	$193,279
Collectively reserved loans	2,680,477	179,747	2,860,224	2,689,627	181,763	2,871,390
Total recorded investment in loans	$2,869,758	$183,359	$3,053,117	$2,878,691	$185,978	$3,064,669
__________

(1)	Includes acquired credit-impaired loans.

(2)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities as of March 31, 2014 and December 31, 2013.

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$5,983	$5,870
Freddie Mac	1,657	1,839
Ginnie Mae	248	407
Alt-A private-label securities	1,488	1,516
Subprime private-label securities	1,453	1,448
CMBS	2,676	2,718
Mortgage revenue bonds	601	565
Other mortgage-related securities	102	99
Total mortgage-related securities	14,208	14,462
U.S. Treasury securities	17,587	16,306
Total trading securities	$31,795	$30,768

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays information about our net trading gains for the three months ended March 31, 2014 and 2013.

	For the Three
	Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Net trading gains	$145	$396
Net trading gains recognized in the period related to securities still held at period end	135	397
Available-for-Sale Securities
We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three months ended March 31, 2014 and 2013.

	For the Three
	Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Gross realized gains	$3	$9
Gross realized losses	2	4
Total proceeds(1)	35	94
__________
s

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities we held as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$5,901	$395	$—	$(41)	$6,255
Freddie Mac	6,048	467	—	—	6,515
Ginnie Mae	486	71	—	—	557
Alt-A private-label securities	6,107	1,260	(21)	—	7,346
Subprime private-label securities	5,975	1,141	(40)	(46)	7,030
CMBS	1,490	79	—	—	1,569
Mortgage revenue bonds	5,205	57	(158)	(96)	5,008
Other mortgage-related securities	2,861	180	(15)	(178)	2,848
Total	$34,073	$3,650	$(234)	$(361)	$37,128

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of December 31, 2013
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(36)	$825	$(5)	$94
Alt-A private-label securities	(4)	216	(17)	206
Subprime private-label securities	(21)	299	(65)	928
Mortgage revenue bonds	(50)	749	(204)	1,040
Other mortgage-related securities	—	—	(193)	1,060
Total	$(111)	$2,089	$(484)	$3,328

	As of December 31, 2013
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(40)	$975	$(4)	$126
Alt-A private-label securities	(12)	490	(30)	308
Subprime private-label securities	(24)	448	(131)	1,332
Mortgage revenue bonds	(147)	1,662	(277)	970
Other mortgage-related securities	—	5	(218)	1,066
Total	$(223)	$3,580	$(660)	$3,802
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
The following table displays the modeled attributes, including default rates and severities, which were used to determine as of March 31, 2014 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2014
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$437	$207	$967	$163	$552
Weighted average collateral default(1)	29.6%	24.2%	10.1%	20.0%	14.2%
Weighted average collateral severities(2)	55.7	52.7	51.9	40.7	36.7
Weighted average voluntary prepayment rates(3)	7.3	8.3	12.1	8.6	9.0
Average credit enhancement(4)	46.4	4.4	11.2	21.6	6.5
2005:
Unpaid principal balance	$44	$800	$858	$405	$1,382
Weighted average collateral default(1)	50.5%	35.7%	23.9%	34.7%	27.9%
Weighted average collateral severities(2)	60.7	54.6	54.0	47.4	44.5
Weighted average voluntary prepayment rates(3)	2.8	7.1	9.7	7.9	8.6
Average credit enhancement(4)	48.4	6.9	0.6	12.4	2.9
2006:
Unpaid principal balance	$9,252	$810	$404	$1,115	$1,227
Weighted average collateral default(1)	54.5%	43.8%	25.2%	38.7%	19.6%
Weighted average collateral severities(2)	62.3	48.8	55.8	48.4	44.0
Weighted average voluntary prepayment rates(3)	2.3	5.6	7.8	7.4	9.5
Average credit enhancement(4)	9.6	3.5	0.1	0.6	—
2007 & After:
Unpaid principal balance	$468	$—	$—	$—	$85
Weighted average collateral default(1)	51.1%	N/A	N/A	N/A	23.0%
Weighted average collateral severities(2)	38.2	N/A	N/A	N/A	41.4
Weighted average voluntary prepayment rates(3)	1.6	N/A	N/A	N/A	8.9
Average credit enhancement(4)	22.8	N/A	N/A	N/A	20.2
Total:
Unpaid principal balance	$10,201	$1,817	$2,229	$1,683	$3,246
Weighted average collateral default(1)	53.2%	38.0%	18.2%	35.9%	22.3%
Weighted average collateral severities(2)	61.0	51.5	54.0	47.8	43.4
Weighted average voluntary prepayment rates(3)	2.5	6.6	10.4	7.6	9.0
Average credit enhancement(4)	12.0	5.1	5.1	5.5	2.8
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
The following table displays activity related to the unrealized credit loss component on debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013. A related unrealized noncredit gain component of $33 million for the three months ended March 31, 2014 and a related unrealized noncredit loss component of $33 million for the three months ended March 31, 2013, was recognized in “Other comprehensive income.”

	For the Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Balance, beginning of period	$7,904	$9,214
Additions for the credit component on debt securities for which OTTI was not previously recognized	1	5
Additions for the credit component on debt securities for which OTTI was previously recognized	39	4
Reductions for securities no longer in portfolio at period end	(53)	(2)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(698)	—
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(97)	(85)
Balance, end of period	$7,096	$9,136
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments, as of March 31, 2014. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of March 31, 2014
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$5,901	$6,255	$—	$—	$311	$329	$345	$371	$5,245	$5,555
Freddie Mac	6,048	6,515	—	—	328	348	632	685	5,088	5,482
Ginnie Mae	486	557	—	—	—	—	52	59	434	498
Alt-A private-label securities	6,107	7,346	—	—	—	—	—	—	6,107	7,346
Subprime private-label securities	5,975	7,030	—	—	—	—	—	—	5,975	7,030
CMBS	1,490	1,569	—	—	1,402	1,479	—	—	88	90
Mortgage revenue bonds	5,205	5,008	33	34	236	240	558	561	4,378	4,173
Other mortgage-related securities	2,861	2,848	—	—	—	4	38	40	2,823	2,804
Total	$34,073	$37,128	$33	$34	$2,277	$2,400	$1,625	$1,716	$30,138	$32,978
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
The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees as of March 31, 2014 and December 31, 2013.

	As of
	March 31, 2014			December 31, 2013
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Non-consolidated Fannie Mae MBS	$18,799	$226	$10,318	$19,317	$232	$10,541
Other guaranty arrangements(3)	29,845	241	4,645	30,598	253	4,525
Total	$48,644	$467	$14,963	$49,915	$485	$15,066
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 14, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements, long-term standby commitments, and our commitment under the TCLF program.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $943 million and $1.1 billion as of March 31, 2014 and December 31, 2013, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
Risk Characteristics of our Book of Business
We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in our retained mortgage portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of loans 60 days or more past due, and other loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, current DSCR below 1.0 and high original and current estimated LTV ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
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
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of March 31, 2014 and December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	March 31, 2014(1)			December 31, 2013(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.23%	0.37%	2.33%	1.41%	0.44%	2.54%
Percentage of single-family conventional loans(4)	1.40	0.40	2.19	1.64	0.49	2.38

	As of
	March 31, 2014(1)		December 31, 2013(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	7%	11.27%	7%	12.22%
Geographical distribution:
California	20	0.86	20	0.98
Florida	6	6.12	6	6.89
Illinois	4	2.79	4	3.12
New Jersey	4	6.08	4	6.25
New York	5	4.31	5	4.42
All other states	61	1.70	61	1.85
Product distribution:
Alt-A	5	8.72	5	9.23
Subprime	*	16.17	*	16.93
Vintages:
2005	3	6.81	4	7.26
2006	3	10.58	3	11.26
2007	5	11.53	5	12.18
2008	3	6.40	3	6.69
All other vintages	86	0.96	85	1.02
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	9.84	1	10.90
__________

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of March 31, 2014 and December 31, 2013.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2014 and December 31, 2013.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	March 31, 2014(1)(2)		December 31, 2013(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.06%	0.10%	0.03%	0.10%

	As of
	March 31, 2014(1)		December 31, 2013(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	3%	0.16%	3%	0.23%
Less than or equal to 80%	97	0.09	97	0.10
Current debt service coverage ratio less than 1.0(5)	3	0.92	4	1.09
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of March 31, 2014 and December 31, 2013 excluding loans that have been defeased.

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

(5)
Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results of our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.

7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held-for-sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property, and the related valuation allowance, for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Beginning balance — Acquired property	$12,307	$11,158
Additions	3,772	3,774
Disposals	(3,335)	(4,213)
Ending balance — Acquired property	$12,744	$10,719
Beginning balance — Valuation allowance	(686)	(669)
(Increase) decrease in valuation allowance	(98)	99
Ending balance — Valuation allowance	(784)	(570)
Ending balance — Acquired property, net	$11,960	$10,149

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of March 31, 2014 and December 31, 2013.

	As of
	March 31, 2014		December 31, 2013
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$25	—%	$—	—%

Fixed-rate short-term debt:
Discount notes(3)	$65,248	0.12%	$71,933	0.12%
Foreign exchange discount notes(4)	200	0.81	362	1.07
Total short-term debt of Fannie Mae	65,448	0.13	72,295	0.13
Debt of consolidated trusts	1,900	0.10	2,154	0.09
Total short-term debt	$67,348	0.12%	$74,449	0.13%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Securities sold under agreements to repurchase represent agreements to repurchase for a specified price, with repayment generally occurring on the following day.

(3)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

(4)
Represents foreign exchange discount notes issued in the Euro commercial paper market with maturities ranging from 5 to 360 days which enable investors to hold short-term investments in different currencies. We do not incur foreign exchange risk on these transactions, as we simultaneously enter into foreign currency swaps that have the effect of converting debt that we issue in foreign denominated currencies into U.S. dollars.

Intraday Lines of Credit
We periodically use secured intraday funding lines of credit provided by large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $20.0 billion as of March 31, 2014 and December 31, 2013. We had no borrowings outstanding from these lines of credit as of March 31, 2014 or December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of March 31, 2014 and December 31, 2013.

	As of
	March 31, 2014			December 31, 2013
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2014 - 2030	$197,233	2.42%	2014 - 2030	$212,234	2.45%
Medium-term notes(2)	2014 - 2023	137,654	1.33	2014 - 2023	161,445	1.28
Foreign exchange notes and bonds	2021 - 2028	662	5.40	2021 - 2028	682	5.41
Other(3)	2014 - 2038	37,754	4.96	2014 - 2038	38,444	4.99
Total senior fixed		373,303	2.28		412,805	2.24
Senior floating:
Medium-term notes(2)	2014 - 2019	37,492	0.18	2014 - 2019	38,441	0.20
Other(3)(4)	2020 - 2037	1,775	4.19	2020 - 2037	955	5.18
Total senior floating		39,267	0.35		39,396	0.32
Subordinated fixed:
Qualifying subordinated	—	—	—	2014	1,169	5.27
Subordinated debentures(5)	2019	3,589	9.92	2019	3,507	9.92
Total subordinated fixed		3,589	9.92		4,676	8.76
Secured borrowings(6)	2021 - 2022	246	1.87	2021 - 2022	262	1.86
Total long-term debt of Fannie Mae(7)		416,405	2.16		457,139	2.14
Debt of consolidated trusts(3)	2014 - 2054	2,710,942	3.28	2014 - 2053	2,702,935	3.26
Total long-term debt		$3,127,347	3.13%		$3,160,074	3.10%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

(4)	Includes credit risk sharing securities issued under our Connecticut Avenue Securities series, which transfers some of the credit risk of our mortgage loans to the investors in these securities.

(5)	Consists of subordinated debt issued with an interest deferral feature.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)
Reported amounts include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.5 billion and $4.8 billion as of March 31, 2014 and December 31, 2013, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

9.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our OTC-cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating annual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of interest rate swaps and interest rate options.
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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of March 31, 2014 and December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2014				As of December 31, 2013
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$68,984	$3,746	$94,488	$(5,083)	$68,637	$5,378	$93,428	$(4,759)
Receive-fixed	67,408	3,842	144,897	(2,833)	67,527	3,320	156,250	(3,813)
Basis	23,414	70	600	—	27,014	36	600	—
Foreign currency	368	126	492	(26)	389	120	653	(38)
Swaptions:
Pay-fixed	34,450	259	46,025	(475)	33,400	445	48,025	(600)
Receive-fixed	8,000	154	49,025	(572)	8,000	117	48,025	(484)
Other(1)	769	29	12	(1)	769	28	13	(1)
Total gross risk management derivatives	203,393	8,226	335,539	(8,990)	205,736	9,444	346,994	(9,695)
Accrued interest receivable (payable)	—	927	—	(1,143)	—	786	—	(930)
Netting adjustment(2)	—	(8,422)	—	10,042	—	(8,422)	—	9,370
Total net risk management derivatives	$203,393	$731	$335,539	$(91)	$205,736	$1,808	$346,994	$(1,255)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$2,205	$3	$3,665	$(11)	$1,138	$1	$4,353	$(31)
Forward contracts to purchase mortgage-related securities	11,553	24	21,370	(62)	3,276	4	20,861	(168)
Forward contracts to sell mortgage-related securities	27,810	78	18,301	(45)	35,423	260	7,886	(15)
Total mortgage commitment derivatives	$41,568	$105	$43,336	$(118)	$39,837	$265	$33,100	$(214)
Derivatives at fair value	$244,961	$836	$378,875	$(209)	$245,573	$2,073	$380,094	$(1,469)
__________

(1)
Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment for our risk management derivatives transactions represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $2.8 billion and $2.0 billion as of March 31, 2014 and December 31, 2013, respectively. Cash collateral received was $1.2 billion and $1.0 billion as of March 31, 2014 and December 31, 2013, respectively.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position was $2.3 billion and $2.1 billion, for which we posted collateral of $2.2 billion and $2.0 billion in the normal course of business as of March 31, 2014 and December 31, 2013, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $90 million and $130 million would have been required to be posted as collateral or to immediately settle our positions based on the

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

individual agreements and our fair value position as of March 31, 2014 and December 31, 2013, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our OTC-cleared derivative contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three months ended March 31, 2014 and 2013.

	For the
	Three Months
	Ended March 31,
	2014	2013
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(2,118)	$2,590
Receive-fixed	1,465	(1,910)
Basis	35	(27)
Foreign currency	21	(70)
Swaptions:
Pay-fixed	(99)	17
Receive-fixed	(42)	21
Other(1)	(3)	10
Accrual of periodic settlements:
Pay-fixed interest-rate swaps	(903)	(1,198)
Receive-fixed interest-rate swaps	691	982
Basis	9	10
Foreign-currency swaps	4	4
Other(1)	—	2
Total risk management derivatives fair value (losses) gains, net	$(940)	$431
Mortgage commitment derivatives fair value (losses) gains, net	(345)	131
Total derivatives fair value (losses) gains, net	$(1,285)	$562
__________

(1)	Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization. For our risk management derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
See “Note 15, Netting Arrangements” for information on our rights to offset assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

10. Income Taxes
We recognized a provision for federal income taxes of $2.6 billion for the three months ended March 31, 2014, which resulted in an effective tax rate of 32.7%. We recognized a benefit for federal income taxes of $50.6 billion for the three months ended March 31, 2013, which resulted in an effective tax rate of (623.3)%.
For the three months ended March 31, 2014, the effective tax rate was different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for the low-income housing tax credit and our holdings of tax-exempt investments. Our effective tax rate for the three months ended March 31, 2013 was different from the statutory rate of 35% primarily due to the release of our valuation allowance for our net deferred tax assets.
11. Loss Per Share
The calculation of income available to common stockholders and earnings per share is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to common stockholders. However, as a result of our conservatorship status and the terms of the senior preferred stock, no amounts are available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock).
The following table displays the computation of basic and diluted loss per share of common stock for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
	(Dollars and shares in millions, except per share amounts)
Net income attributable to Fannie Mae	$5,325	$58,685
Dividends available for distribution to senior preferred stockholder(1)	(5,692)	(59,368)
Net loss attributable to common stockholders	$(367)	$(683)
Weighted-average common shares outstanding—basic and diluted(2)	5,762	5,762
Loss per share: basic and diluted	$(0.06)	$(0.12)
__________

(1)
Represents our dividend payments to Treasury under the terms of the senior preferred stock. Dividends available for distribution as of March 31, 2014 (relating to the dividend period for the three months ended June 30, 2014) were calculated based on our net worth as of March 31, 2014 less the applicable capital reserve amount of $2.4 billion. Dividends available for distribution as of March 31, 2013 (relating to the dividend period for the three months ended June 30, 2013) were calculated based on our net worth as of March 31, 2013 less the applicable capital reserve amount of $3.0 billion.

(2)
Includes 4.6 billion of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2014.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display our business segment financial results for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(48)	$(22)	$1,830	$2,698		$280	(3)	$4,738
Benefit for credit losses	745	29	—	—		—		774
Net interest income after benefit for credit losses	697	7	1,830	2,698		280		5,512
Guaranty fee income (expense)(4)	2,870	311	(246)	(1,427)	(5)	(1,463)	(5)	45	(5)
Investment gains (losses), net	—	3	1,336	(58)		(1,135)	(6)	146
Net other-than-temporary impairments	—	—	(51)	—		—		(51)
Fair value (losses) gains, net	(5)	—	(1,337)	48		104	(7)	(1,190)
Debt extinguishment (losses) gains, net	—	—	(7)	7		—		—
Gains from partnership investments(8)	—	45	—	—		—		45
Fee and other income (expense)	144	24	4,133	(76)		85		4,310
Administrative expenses	(450)	(73)	(149)	—		—		(672)
Foreclosed property income	257	5	—	—		—		262
TCCA fees(4)	(322)	—	—	—		—		(322)
Other expenses	(155)	(1)	(8)	—		(12)		(176)
Income before federal income taxes	3,036	321	5,501	1,192		(2,141)		7,909
(Provision) benefit for federal income taxes	(927)	9	(1,666)	—		—		(2,584)
Net income attributable to Fannie Mae	$2,109	$330	$3,835	$1,192		$(2,141)		$5,325

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31, 2013(9)
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$520	$(11)	$2,742	$2,597		$456	(3)	$6,304
Benefit for credit losses	781	176	—	—		—		957
Net interest income after benefit for credit losses	1,301	165	2,742	2,597		456		7,261
Guaranty fee income (expense)(4)	2,375	291	(299)	(1,204)	(5)	(1,109)	(5)	54	(5)
Investment gains (losses), net	2	7	1,349	(67)		(1,173)	(6)	118
Net other-than-temporary impairments	—	—	(9)	—		—		(9)
Fair value (losses) gains, net	(2)	—	875	(204)		165	(7)	834
Debt extinguishment (losses) gains, net	—	—	(40)	17		—		(23)
Gains from partnership investments(8)	—	59	—	—		—		59
Fee and other income (expense)	172	51	349	(84)		26		514
Administrative expenses	(426)	(70)	(145)	—		—		(641)
Foreclosed property income	253	7	—	—		—		260
TCCA fees(4)	(186)	—	—	—		—		(186)
Other (expenses) income	(168)	1	58	—		(18)		(127)
Income before federal income taxes	3,321	511	4,880	1,055		(1,653)		8,114
Benefit for federal income taxes(10)	31,578	7,988	11,005	—		—		50,571
Net income attributable to Fannie Mae	$34,899	$8,499	$15,885	$1,055		$(1,653)		$58,685
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

(2)
Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities in the Capital Markets group’s retained mortgage portfolio that on a GAAP basis are eliminated.

(4)
Includes the impact of the 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

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

(7)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are in the Capital Markets group’s retained mortgage portfolio.

(8)	Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income.

(9)	Certain prior period amounts have been reclassified to conform with the current period presentation.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(10)	Represented the release of the valuation allowance for our deferred tax assets that generally is directly attributable to each segment based on the nature of the item.
13. Equity
The following table displays our accumulated other comprehensive income (“AOCI”) by major categories as of March 31, 2014 and December 31, 2013.

	As of
	March 31,	December 31,
	2014	2013
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$481	$365
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	1,518	1,262
Prior service cost and actuarial losses, net of amortization, net of tax	(395)	(395)
Other losses	(29)	(29)
Accumulated other comprehensive income	$1,575	$1,203
The following table displays the activity in other comprehensive income (“OCI”), net of tax, by major categories for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Net income	$5,325	$58,685
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on AFS securities (net of tax of $184 and $349, respectively)	340	649
Reclassification adjustment for OTTI recognized in net income (net of tax of $18 and $3, respectively)	33	5
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $- and $3)	(1)	(6)
Other	—	6
Total other comprehensive income	372	654
Total comprehensive income	$5,697	$59,339

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The table below displays changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014			2013
	Available-for-Sale Securities(1)	Other(2)	Total	Available-for-Sale Securities(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$1,627	$(424)	$1,203	$934	$(550)	$384
OCI before reclassifications	340	—	340	649	—	649
Amounts reclassified from OCI	32	—	32	(1)	6	5
Net other comprehensive income	372	—	372	648	6	654
Ending balance	$1,999	$(424)	$1,575	$1,582	$(544)	$1,038
__________

(1)
The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an available-for-sale security or the recognition of a net impairment recognized in earnings, which are recorded in “Investments gains, net” and “Net other-than-temporary impairments,” respectively, in our condensed consolidated statements of operations.

(2)	Primarily represents activity from our defined benefit pension plans, which is recorded in “Salaries and employee benefits” in our condensed consolidated statements of operations.
14. Concentrations of Credit Risk
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 48% of our single-family guaranty book of business as of March 31, 2014, compared with approximately 49% as of December 31, 2013. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 66% of our multifamily guaranty book of business as of March 31, 2014, compared with approximately 65% as of December 31, 2013.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in a significant increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $103.3 billion and $102.5 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2014 and December 31, 2013, respectively, which represented 4% of our single-family guaranty book of business as of March 31, 2014 and December 31, 2013. Our primary mortgage insurance coverage risk in force was $102.2 billion and $101.4 billion as of March 31, 2014 and December 31, 2013, respectively. Our pool mortgage insurance coverage risk in force was $1.0 billion and $1.1 billion as of March 31, 2014 and December 31, 2013, respectively. Our top four mortgage insurance companies provided 79% and 78% of our mortgage insurance as of March 31, 2014 and December 31, 2013, respectively.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. These three mortgage insurers provided a combined $14.2 billion, or 14%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2014.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Effective March 7, 2014, PMI increased its cash payments on policyholder claims from 55% to 67%, and paid sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 67%. It is uncertain whether PMI will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims.
Although the financial condition of our mortgage insurer counterparties currently approved to write new business has improved, there is still risk that our mortgage insurer counterparties may fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our results of operations, liquidity, financial condition and net worth.
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
The following table displays the amount by which our estimated benefit from mortgage insurance as of March 31, 2014 and December 31, 2013 reduced our total loss reserves as of those dates.

	As of
	March 31, 2014	December 31, 2013
	(Dollars in millions)
Contractual mortgage insurance benefit	$6,400	$6,751
Less: Collectibility adjustment(1)	409	431
Estimated benefit included in total loss reserves	$5,991	$6,320
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
We had outstanding receivables of $2.0 billion recorded in “Other assets” in our condensed consolidated balance sheets as of March 31, 2014 and $2.1 billion as of December 31, 2013 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $310 million as of March 31, 2014 and $402 million as of December 31, 2013 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $621 million as of March 31, 2014 and $655 million as of December 31, 2013. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of March 31, 2014 and December 31, 2013.
We received proceeds from private mortgage insurers (and, in cases where policies were rescinded or canceled or coverage was denied by the mortgage insurer, from mortgage sellers or servicers) for single-family loans of $1.4 billion for the three months ended March 31, 2014 and $2.1 billion for three months ended March 31, 2013.
For information on credit risk associated with our derivative transactions and repurchase agreements refer to “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements.”

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

15. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The table below displays information related to derivatives and securities purchased under agreements to resell or similar arrangements which are subject to an enforceable master netting arrangement that are either offset or not offset in our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral (3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$7,781	$(7,678)	$103		$—	$(46)	$57
OTC-cleared risk management derivatives (4)	1,343	(744)	599		—	—	599
Mortgage commitment derivatives	105	—	105		(91)	—	14
Total derivative assets	9,229	(8,422)	807	(5)	(91)	(46)	670
Securities purchased under agreements to resell or similar arrangements(6)	22,150	—	22,150		—	(22,150)	—
Total assets	$31,379	$(8,422)	$22,957		$(91)	$(22,196)	$670

Liabilities:
OTC risk management derivatives	$(9,143)	$9,053	$(90)		$—	$—	$(90)
OTC-cleared risk management derivatives (4)	(989)	989	—		—	—	—
Mortgage commitment derivatives	(118)	—	(118)		91	—	(27)
Total derivative liabilities	(10,250)	10,042	(208)	(5)	91	—	(117)
Securities sold under agreements to repurchase or similar arrangements	(25)	—	(25)		—	25	—
Total liabilities	$(10,275)	$10,042	$(233)		$91	$25	$(117)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of December 31, 2013
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments (2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$8,491	$(8,422)	$69		$—	$(20)	$49
Mortgage commitment derivatives	265	—	265		(83)	—	182
Total derivative assets	8,756	(8,422)	334	(5)	(83)	(20)	231
Securities purchased under agreements to resell or similar arrangements(6)	50,565	—	50,565		—	(50,565)	—
Total assets	$59,321	$(8,422)	$50,899		$(83)	$(50,585)	$231

Liabilities:
OTC risk management derivatives	$(9,503)	$9,370	$(133)		$—	$—	$(133)
Mortgage commitment derivatives	(214)	—	(214)		83	—	(131)
Total liabilities	$(9,717)	$9,370	$(347)	(5)	$83	$—	$(264)
__________

(1)
Represents the effect of the right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received and accrued interest.

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
(4) As of March 31, 2014, we net OTC-cleared derivative assets and derivative liabilities where we have enforceable master netting arrangements.

(5)
Excludes derivative assets of $29 million and $1.7 billion and derivative liabilities of $1 million and $1.1 billion recognized in our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively, that are not subject to enforceable master netting arrangements.

(6)
Includes $9.4 billion and $11.6 billion of securities purchased under agreements to resell or similar arrangements classified as “cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our condensed consolidated balance sheets. The fair value of non-cash collateral accepted for OTC risk management derivatives was $49 million and $24 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $22.3 billion and $50.7 billion, of which $16.4 billion and $39.8 billion could be sold or repledged as of March 31, 2014 and December 31, 2013, respectively. None of the underlying collateral was sold or repledged as of March 31, 2014 and December 31, 2013. The fair value of non-cash collateral we pledged for securities sold under agreements to repurchase was $25 million as of March 31, 2014, which the counterparty was permitted to sell or repledge. We did not have any securities sold under agreements to repurchase as of December 31, 2013.
We determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, based on the contractual arrangements entered into with our individual counterparties and various rules

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

and regulations that would govern the insolvency of a derivative counterparty. The following is a description, under various agreements, of the nature of those rights and their effect or potential effect on our financial position.
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
The terms of our contracts for OTC-cleared derivatives are governed under the rules of the clearing organization and the agreement between us and the clearing member of that clearing organization. In the event of a clearing organization default, all open positions at the clearing organization are closed and a net position is calculated. Unless otherwise transferred, in the event of a clearing member default, all open positions cleared through that clearing member are closed and a net position is calculated.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of March 31, 2014 and December 31, 2013.

	Fair Value Measurements as of March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$5,983	$—	$—	$5,983
Freddie Mac	—	1,657	—	—	1,657
Ginnie Mae	—	248	—	—	248
Alt-A private-label securities	—	833	655	—	1,488
Subprime private-label securities	—	—	1,453	—	1,453
CMBS	—	2,676	—	—	2,676
Mortgage revenue bonds	—	—	601	—	601
Other	—	—	102	—	102
Non-mortgage-related securities:
U.S. Treasury securities	17,587	—	—	—	17,587
Total trading securities	17,587	11,397	2,811	—	31,795
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	6,250	5	—	6,255
Freddie Mac	—	6,507	8	—	6,515
Ginnie Mae	—	557	—	—	557
Alt-A private-label securities	—	3,776	3,570	—	7,346
Subprime private-label securities	—	—	7,030	—	7,030
CMBS	—	1,569	—	—	1,569
Mortgage revenue bonds	—	2	5,006	—	5,008
Other	—	4	2,844	—	2,848
Total available-for-sale securities	—	18,665	18,463	—	37,128
Mortgage loans of consolidated trusts	—	12,029	2,608	—	14,637
Other assets:
Risk management derivatives:
Swaps	—	8,643	68	—	8,711
Swaptions	—	413	—	—	413
Other	—	—	29	—	29
Netting adjustment	—	—	—	(8,422)	(8,422)
Mortgage commitment derivatives	—	104	1	—	105
Total other assets	—	9,160	98	(8,422)	836
Total assets at fair value	$17,587	$51,251	$23,980	$(8,422)	$84,396

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$1,465	$310	$—	$1,775
Total of Fannie Mae	—	1,465	310	—	1,775
Of consolidated trusts	—	14,867	506	—	15,373
Total long-term debt	—	16,332	816	—	17,148
Other liabilities:
Risk management derivatives:
Swaps	—	8,970	115	—	9,085
Swaptions	—	1,047	—	—	1,047
Other	—	—	1	—	1
Netting adjustment	—	—	—	(10,042)	(10,042)
Mortgage commitment derivatives	—	113	5	—	118
Total other liabilities	—	10,130	121	(10,042)	209
Total liabilities at fair value	$—	$26,462	$937	$(10,042)	$17,357

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

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income for Level 3 assets and liabilities for the three months ended March 31, 2014 and 2013. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2014
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2014(5)
	Balance, December 31, 2013	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, March 31, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$42	$(1)	$—	$—	$—	$—	$(2)	$(39)	$—	$—	$—
Freddie Mac	2	—	—	—	—	—	—	(2)	—	—	—
Alt-A private-label securities	618	19	—	—	—	—	(16)	(76)	110	655	17
Subprime private-label securities	1,448	76	—	—	—	—	(71)	—	—	1,453	76
Mortgage revenue bonds	565	40	—	—	—	—	(4)	—	—	601	40
Other	99	5	—	—	—	—	(2)	—	—	102	5
Total trading securities	$2,774	$139	$—	$—	$—	$—	$(95)	$(117)	$110	$2,811	$138

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$7	$—	$—	$—	$—	$—	$—	$(2)	$—	$5	$—
Freddie Mac	8	—	—	—	—	—	—	—	—	8	—
Alt-A private-label securities	3,791	13	73	—	—	—	(88)	(609)	390	3,570	—
Subprime private-label securities	7,068	33	219	—	—	—	(290)	—	—	7,030	—
Mortgage revenue bonds	5,253	(20)	193	—	(19)	—	(401)	—	—	5,006	—
Other	2,885	3	41	—	—	—	(85)	—	—	2,844	—
Total available-for-sale securities	$19,012	$29	$526	$—	$(19)	$—	$(864)	$(611)	$390	$18,463	$—

Mortgage loans of consolidated trusts	$2,704	$25	$—	$24	$—	$—	$(81)	$(148)	$84	$2,608	$11
Net derivatives	(40)	30	—	—	—	—	(12)	(1)	—	(23)	11
Long-term debt:
Of Fannie Mae:
Senior floating	$(955)	$(90)	$—	$—	$—	$(750)	$20	$1,465	$—	$(310)	$(44)
Of consolidated trusts	(518)	(1)	—	—	—	—	18	19	(24)	(506)	(1)
Total long-term debt	$(1,473)	$(91)	$—	$—	$—	$(750)	$38	$1,484	$(24)	$(816)	$(45)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2013
		Total (Losses) or Gains or (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2013(5)
	Balance, December 31, 2012	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, March 31, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$(3)	$—	$—	$—	$—	$(4)	$—	$—	$61	$(2)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Ginnie Mae	1	—	—	—	—	—	(1)	—	—	—	—
Alt-A private-label securities	104	95	—	—	—	—	(16)	(44)	325	464	90
Subprime private-label securities	1,319	159	—	—	—	—	(32)	—	—	1,446	160
Mortgage revenue bonds	675	(13)	—	—	—	—	(1)	—	—	661	(13)
Other	117	2	—	—	—	—	(1)	—	—	118	1
Total trading securities	$2,286	$240	$—	$—	$—	$—	$(55)	$(44)	$325	$2,752	$236

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$29	$—	$—	$—	$—	$—	$(3)	$(14)	$—	$12	$—
Freddie Mac	10	—	—	—	—	—	(1)	—	—	9	—
Alt-A private-label securities	6,564	9	218	—	—	—	(268)	(1,192)	781	6,112	—
Subprime private-label securities	7,447	44	677	—	—	—	(300)	—	—	7,868	—
Mortgage revenue bonds	7,837	(2)	(29)	—	(19)	—	(436)	—	—	7,351	—
Other	3,147	4	44	—	—	—	(96)	—	—	3,099	—
Total available-for-sale securities	$25,034	$55	$910	$—	$(19)	$—	$(1,104)	$(1,206)	$781	$24,451	$—

Mortgage loans of consolidated trusts	$2,634	$27	$—	$158	$—	$—	$(112)	$(38)	$213	$2,882	$22
Net derivatives	14	(40)	—	—	—	—	23	—	(4)	(7)	(18)
Long-term debt:
Of Fannie Mae:
Senior floating	$(400)	$17	$—	$—	$—	$—	$—	$—	$—	$(383)	$17
Of consolidated trusts	(1,128)	(54)	—	—	—	(15)	49	113	(42)	(1,077)	(55)
Total long-term debt	$(1,528)	$(37)	$—	$—	$—	$(15)	$49	$113	$(42)	$(1,460)	$(38)
__________

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

(4)
Transfers out of Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans and credit risk sharing securities issued under our Connecticut Avenue Securities series. Prices for these securities were obtained from multiple third-party

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

vendors or dealers supported by market observable inputs. Transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.
The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended March 31, 2014
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$70	$106	$(45)	$1	$132
Net unrealized gains related to Level 3 assets and liabilities still held as of March 31, 2014	$—	$115	$—	$—	$115

	For the Three Months Ended March 31, 2013
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$55	$192	$(5)	$3	$245
Net unrealized gains related to Level 3 assets and liabilities still held as of March 31, 2013	$—	$202	$—	$—	$202

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Nonrecurring Changes in Fair Value
The following tables display assets measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment) as of March 31, 2014 and December 31, 2013.

	Fair Value Measurements as of March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$73	$232	$305
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	18,039	18,039
Of consolidated trusts	—	—	56	56
Multifamily mortgage loans held for investment, at amortized cost(2)	—	—	1,714	1,714
Acquired property, net:
Single-family	—	—	4,537	4,537
Multifamily	—	—	112	112
Other assets	—	—	65	65
Total nonrecurring fair value measurements	$—	$73	$24,755	$24,828

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$101	$132	$233
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	19,966	19,966
Of consolidated trusts	—	—	79	79
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,533	1,533
Acquired property, net:
Single-family	—	—	4,041	4,041
Multifamily	—	—	98	98
Other assets	—	—	121	121
Total nonrecurring fair value measurements	$—	$101	$25,970	$26,071
_________

(1)	Excludes estimated recoveries from mortgage insurance proceeds.

(2)	Includes $522 million of mortgage loans held for investment that were redesignated to mortgage loans held for sale as of March 31, 2014.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Fair Value Measurements as of March 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Alt-A private-label securities(3)	$322	Consensus	Default Rate (%)	0.7	-	8.2	6.3
			Prepayment Speed (%)	1.5	-	4.6	2.3
			Severity (%)	55.8	-	77.1	72.9
			Spreads (bps)	278.0	-	462.0	335.6
	290	Discounted Cash Flow	Default Rate (%)	0.7	-	9.5	8.4
			Prepayment Speed (%)	2.0	-	4.6	2.7
			Severity (%)	62.3	-	81.5	76.6
			Spreads (bps)	305.5	-	386.0	371.9
	43	Other
Total Alt-A private-label securities	655
Subprime private-label securities(3)	451	Consensus	Default Rate (%)	1.7	-	10.9	4.4
			Prepayment Speed (%)	0.2	-	4.1	1.9
			Severity (%)	33.3	-	95.0	64.9
			Spreads (bps)	290.0	-	390.0	383.6
	738	Consensus
	264	Other
Total subprime private-label securities	1,453
Mortgage revenue bonds	582	Discounted Cash Flow	Spreads (bps)	103.1	-	440.0	342.1
	19	Other
Total mortgage revenue bonds	601
Other	102	Discounted Cash Flow	Spreads (bps)	490.0			490.0
Total trading securities	$2,811

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$13	Other
Alt-A private-label securities(3)	1,740	Consensus	Default Rate (%)	0.2	-	9.9	3.8
			Prepayment Speed (%)	0.4	-	39.0	7.2
			Severity (%)	0.8	-	81.3	55.8
			Spreads (bps)	192.0	-	365.0	296.6
	649	Consensus
	621	Discounted Cash Flow	Default Rate (%)	1.6	-	17.2	6.3
			Prepayment Speed (%)	0.0	-	17.4	5.0
			Severity (%)	0.2	-	78.3	57.2
			Spreads (bps)	195.0	-	399.6	315.3
	560	Other
Total Alt-A private-label securities	3,570
Subprime private-label securities (3)	2,826	Consensus	Default Rate (%)	0.0	-	25.0	6.0
			Prepayment Speed (%)	0.1	-	7.9	2.1
			Severity (%)	0.5	-	99.1	80.5
			Spreads (bps)	160.0	-	440.0	293.0
	2,796	Consensus
	1,068	Discounted Cash Flow	Default Rate (%)	0.9	-	9.3	4.9
			Prepayment Speed (%)	0.4	-	13.2	3.0
			Severity (%)	7.7	-	100.0	83.7
			Spreads (bps)	160.0	-	390.0	278.2
	340	Other
Total subprime private-label securities	7,030
Mortgage revenue bonds	2,165	Single Vendor	Spreads (bps)	0.0	-	393.9	75.8
	1,064	Single Vendor
	1,767	Discounted Cash Flow	Spreads (bps)	0.0	-	644.9	330.2
	10	Other
Total mortgage revenue bonds	5,006
Other	371	Consensus	Default Rate (%)	0.7	-	9.8	4.7
			Prepayment Speed (%)	3.0	-	7.6	3.2
			Severity (%)	60.8	-	100.0	85.9
			Spreads (bps)	236.4	-	484.8	331.7
	397	Consensus
	915	Discounted Cash Flow	Default Rate (%)	1.4	-	5.0	4.2
			Prepayment Speed (%)	3.0	-	8.0	4.0
			Severity (%)	4.5	-	85.0	67.5
			Spreads (bps)	182.1	-	476.0	367.2
	1,161	Other
Total Other	2,844
Total available-for-sale securities	$18,463

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	$1,751	Build-Up	Default Rate (%)	0.1	-	98.6	15.6
			Prepayment Speed (%)	2.5	-	50.4	15.5
			Severity (%)	5.1	-	100.0	28.0
	613	Discounted Cash Flow	Default Rate (%)	1.2	-	12.3	3.8
			Prepayment Speed (%)	0.5	-	14.2	5.4
			Severity (%)	43.5	-	100.0	83.5
			Spreads (bps)	160.0	-	915.0	326.6
	66	Other
Total single-family	2,430
Multifamily	178	Build-Up	Spreads (bps)	53.0	-	266.4	115.4
Total mortgage loans of consolidated trusts	$2,608
Net derivatives	$(84)	Internal Model
	66	Dealer Mark
	(5)	Other
Total net derivatives	$(23)
Long-term debt:
Of Fannie Mae:
Senior floating	$(310)	Discounted Cash Flow
Of consolidated trusts	(352)	Discounted Cash Flow	Default Rate (%)	1.2	-	5.5	2.9
			Prepayment Speed (%)	0.5	-	100.0	10.3
			Severity (%)	43.5	-	100.0	87.3
			Spreads (bps)	120.1	-	915.0	416.6
	(154)	Other
Total of consolidated trusts	(506)
Total long-term debt	$(816)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2013
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$44	Other
Alt-A private-label securities(3)	60	Single Vendor	Default Rate (%)	6.0	-	10.8	8.7
			Prepayment Speed (%)	4.1	-	5.4	4.6
			Severity (%)	76.1	-	92.7	83.1
			Spreads (bps)	414.3	-	421.7	417.5
	325	Consensus	Default Rate (%)	6.9	-	10.4	8.9
			Prepayment Speed (%)	1.9	-	2.5	2.2
			Severity (%)	77.3	-	97.8	88.7
			Spreads (bps)	298.3	-	420.2	366.3
	85	Consensus
	148	Discounted Cash Flow	Default Rate (%)	4.0	-	6.9	6.5
			Prepayment Speed (%)	1.9	-	3.4	2.2
			Severity (%)	42.7	-	77.3	67.6
			Spreads (bps)	325.4	-	439.4	418.6
Total Alt-A private-label securities	618
Subprime private-label securities(3)	113	Single Vendor	Default Rate (%)	3.1	-	7.5	3.9
			Prepayment Speed (%)	1.8	-	2.5	2.0
			Severity (%)	75.0	-	87.2	75.8
			Spreads (bps)	325.0			325.0
	77	Single Vendor
	400	Consensus	Default Rate (%)	3.0	-	9.2	6.4
			Prepayment Speed (%)	1.4	-	2.2	1.9
			Severity (%)	50.4	-	87.2	74.4
			Spreads (bps)	325.0	-	425.0	353.0
	808	Consensus
	50	Discounted Cash Flow	Default Rate (%)	6.9			6.9
			Prepayment Speed (%)	0.1			0.1
			Severity (%)	75.0			75.0
			Spreads (bps)	325.0			325.0
Total subprime private-label securities	1,448
Mortgage revenue bonds	539	Discounted Cash Flow	Spreads (bps)	35.0	-	440.0	340.6
	26	Other
Total mortgage revenue bonds	565
Other	99	Discounted Cash Flow	Spreads (bps)	525.0			525.0
Total trading securities	$2,774

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2013
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$15	Other
Alt-A private-label securities(3)	139	Single Vendor	Default Rate (%)	0.9	-	6.4	3.9
			Prepayment Speed (%)	9.3	-	11.9	11.3
			Severity (%)	53.7	-	82.6	68.8
			Spreads (bps)	300.0	-	400.0	349.3
	435	Single Vendor
	1,948	Consensus	Default Rate (%)	0.1	-	10.3	3.5
			Prepayment Speed (%)	0.1	-	32.9	9.9
			Severity (%)	7.2	-	100.0	62.3
			Spreads (bps)	210.6	-	404.2	336.7
	740	Consensus
	420	Discounted Cash Flow	Default Rate (%)	2.3	-	10.1	5.1
			Prepayment Speed (%)	1.2	-	7.0	3.4
			Severity (%)	45.2	-	79.5	60.5
			Spreads (bps)	220.2	-	500.0	381.3
	109	Other
Total Alt-A private-label securities	3,791
Subprime private-label securities(3)	442	Single Vendor	Default Rate (%)	1.8	-	11.0	7.4
			Prepayment Speed (%)	1.0	-	9.4	2.0
			Severity (%)	65.0	-	100.0	82.2
			Spreads (bps)	275.0	-	375.0	315.2
	322	Single Vendor
	2,981	Consensus	Default Rate (%)	0.0	-	36.8	7.4
			Prepayment Speed (%)	0.3	-	9.7	2.3
			Severity (%)	36.8	-	100.0	81.7
			Spreads (bps)	175.0	-	375.0	319.9
	2,442	Consensus
	816	Discounted Cash Flow	Default Rate (%)	0.7	-	7.6	5.1
			Prepayment Speed (%)	0.2	-	12.5	4.1
			Severity (%)	43.8	-	98.0	79.5
			Spreads (bps)	175.0	-	375.0	292.4
	65	Other
Total subprime private-label securities	7,068
Mortgage revenue bonds	1,937	Single Vendor	Spreads (bps)	0.0	-	463.2	112.1
	1,386	Single Vendor
	1,899	Discounted Cash Flow	Spreads (bps)	5.5	-	490.0	310.0
	31	Other
Total mortgage revenue bonds	5,253
Other	122	Single Vendor
	483	Consensus	Default Rate (%)	0.1	-	5.0	5.0
			Prepayment Speed (%)	3.0	-	11.4	3.0
			Severity (%)	65.0	-	85.0	84.6
			Spreads (bps)	275.0	-	925.0	526.4
	625	Consensus
	610	Discounted Cash Flow	Default Rate (%)	5.0			5.0
			Prepayment Speed (%)	10.0			10.0
			Severity (%)	55.0			55.0
			Spreads (bps)	300.0	-	511.0	469.5
	1,045	Other
Total Other	2,885
Total available-for-sale securities	$19,012

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2013
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	$1,828	Build-Up	Default Rate (%)	0.1	-	95.6	15.7
			Prepayment Speed (%)	2.3	-	37.6	14.1
			Severity (%)	0.0	-	100.0	26.6
	219	Consensus
	112	Consensus	Default Rate (%)	1.1	-	4.7	3.2
			Prepayment Speed (%)	0.2	-	16.7	15.2
			Severity (%)	63.9	-	89.5	85.6
			Spreads (bps)	175.0	-	950.0	293.9
	310	Discounted Cash Flow	Default Rate (%)	1.2	-	15.7	7.0
			Prepayment Speed (%)	1.9	-	16.7	7.0
			Severity (%)	58.8	-	97.7	75.5
			Spreads (bps)	175.0	-	360.6	252.1
	60	Other
Total single-family	2,529
Multifamily	175	Build-Up	Spreads (bps)	62.0	-	243.4	114.3
Total mortgage loans of consolidated trusts	$2,704
Net derivatives	$(64)	Internal Model
	32	Dealer Mark
	(8)	Other
Total net derivatives	$(40)
Long-term debt:
Of Fannie Mae:
Senior floating	$(266)	Discounted Cash Flow
	(689)	Consensus	Default Rate (%)	0.2			0.2
			Prepayment Speed (%)	8.4			8.4
			Spreads (bps)	171.000	-	438.000	306.2
Total of Fannie Mae	(955)
Of consolidated trusts	(227)	Consensus
	(116)	Consensus	Default Rate (%)	1.1	-	4.7	3.2
			Prepayment Speed (%)	0.2	-	16.7	15.2
			Severity (%)	63.9	-	89.5	85.6
			Spreads (bps)	175.0	-	950.0	295.1
	(80)	Single Vendor
	(95)	Other
Total of consolidated trusts	(518)
Total long-term debt	$(1,473)
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
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013. The significant unobservable inputs related to these techniques primarily relate to

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of
	Valuation Techniques	March 31, 2014	December 31, 2013
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$118	$132
	Build-Up	114	—
Total mortgage loans held for sale, at lower of cost or fair value		232	132
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	18,039	19,966
Of consolidated trusts	Internal Model	56	79
Multifamily mortgage loans held for investment, at amortized cost	Appraisals	36	39
	Broker Price Opinions	196	248
	Build-Up	522	—
	Asset Manager Estimate	949	1,230
	Other	11	16
Total multifamily mortgage loans held for investment, at amortized cost		1,714	1,533
Acquired property, net:
Single-family	Accepted Offers	993	691
	Appraisals	1,251	1,077
	Walk Forwards	1,151	1,106
	Internal Model	957	1,049
	Other	185	118
Total single-family		4,537	4,041
Multifamily	Accepted Offers	15	24
	Appraisals	52	65
	Broker Price Opinions	45	9
Total multifamily		112	98
Other Assets	Appraisals	1	26
	Walk Forwards	4	9
	Internal Model	56	81
	Other	4	5
Total other assets		65	121
Total nonrecurring assets at fair value		$24,755	$25,970
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
We classify securities whose values are based on quoted market prices in active markets for identical assets as Level 1 of the valuation hierarchy. We classify securities in active markets as Level 2 of the valuation hierarchy if quoted market prices in active markets for identical assets are not available. For all valuation techniques used for securities where there is limited activity or less transparency around these inputs to the valuation, these securities are classified as Level 3 of the valuation hierarchy.
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of March 31, 2014, these methodologies comprised approximately 74% of our valuations, while accepted offers comprised approximately 22% of our valuations. Based on the number of properties measured as of December 31, 2013, these methodologies comprised approximately 81% of our valuations, while accepted offers comprised approximately 16% of our valuations.
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
We review the appraisals and broker price opinions received to determine if they have been performed in accordance with applicable standards and if the results are consistent with our observed transactions on similar properties. We make necessary adjustments as required.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Debt
The majority of debt of Fannie Mae is recorded in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments. We elected the fair value option for certain structured Fannie Mae debt instruments and debt of consolidated trusts with embedded derivatives, which are recorded in our condensed consolidated balance sheets at fair value on a recurring basis.
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
A description of our debt valuation techniques is as follows:
Consensus: We estimate the fair value of debt of Fannie Mae and our debt of consolidated trusts using an average of two or more vendor prices or dealer marks that represents estimated fair value for similar liabilities when traded as assets.
Single Vendor: We estimate the fair value of debt of Fannie Mae and our debt of consolidated trusts using a single vendor price that represents estimated fair value for these liabilities when traded as assets.
Discounted Cash Flow: In the absence of prices provided by third-party pricing services supported by observable market data, we estimate the fair value of a portion of the debt of Fannie Mae and our debt of consolidated trusts using a discounted cash flow technique that uses spreads based on market assumptions where available.
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
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of March 31, 2014 and December 31, 2013. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2014
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$38,639	$29,239	$9,400	$—	$—	$38,639
Federal funds sold and securities purchased under agreements to resell or similar arrangements	12,750	—	12,750	—	—	12,750
Trading securities	31,795	17,587	11,397	2,811	—	31,795
Available-for-sale securities	37,128	—	18,665	18,463	—	37,128
Mortgage loans held for sale	1,494	—	157	1,345	—	1,502
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	251,899	—	28,725	213,181	—	241,906
Of consolidated trusts	2,764,623	—	2,588,130	181,818	—	2,769,948
Mortgage loans held for investment	3,016,522	—	2,616,855	394,999	—	3,011,854
Advances to lenders	3,904	—	3,362	518	—	3,880
Derivative assets at fair value	836	—	9,160	98	(8,422)	836
Guaranty assets and buy-ups	261	—	—	710	—	710
Total financial assets	$3,143,329	$46,826	$2,681,746	$418,944	$(8,422)	$3,139,094

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$25	$—	$25	$—	$—	$25
Short-term debt:
Of Fannie Mae	65,448	—	65,460	—	—	65,460
Of consolidated trusts	1,899	—	—	1,899	—	1,899
Long-term debt:
Of Fannie Mae	416,405	—	426,479	906	—	427,385
Of consolidated trusts	2,710,943	—	2,711,787	13,518	—	2,725,305
Derivative liabilities at fair value	209	—	10,130	121	(10,042)	209
Guaranty obligations	467	—	—	2,107	—	2,107
Total financial liabilities	$3,195,396	$—	$3,213,881	$18,551	$(10,042)	$3,222,390

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
Financial Instruments for which fair value approximates carrying value—We hold certain financial instruments that are not carried at fair value but for which the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, the majority of advances to lenders, and federal funds and securities sold/purchased under agreements to repurchase/resell.
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
HARP Loans—We measure the fair value of loans that are delivered under the Home Affordable Refinance Program (“HARP”) using a modified build-up approach while the loan is performing. Under this modified approach, we set the credit component of the consolidated loans (that is, the guaranty obligation) equal to the compensation we would currently receive for a loan delivered to us under the program because the total compensation for these loans is equal to their current exit price in the GSE securitization market. For a description of the build-up valuation methodology, refer to “Fair Value Measurement—Mortgage Loans Held for Investment.” We will continue to use this pricing methodology as long as the HARP program is available to market participants. If, subsequent to delivery, the refinanced loan becomes past due or is modified as a part of a troubled debt restructuring, the fair value of the guaranty obligation is then measured consistent with other loans that have similar characteristics.
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $11.1 billion as of March 31, 2014 and $11.5 billion as of December 31, 2013. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above is $304.4 billion as of March 31, 2014 and $306.9 billion as of December 31, 2013.
Advances to Lenders—The carrying value for the majority of our advances to lenders approximates fair value due to the short-term nature and the negligible inherent credit risk. Were we to calculate the fair value of these instruments we would use discounted cash flow models that use observable inputs such as spreads based on market assumptions, resulting in Level 2 classification.
Advances to lenders also include loans for which the carrying value does not approximate fair value. These loans do not qualify for Fannie Mae MBS securitization and are valued using market-based techniques including credit spreads, severities and prepayment speeds for similar loans, through third-party pricing services or through a model approach incorporating both interest rate and credit risk simulating a loan sale via a synthetic structure. We classify these valuations as Level 3 given that significant inputs are not observable or are determined by extrapolation of observable inputs.
Guaranty Assets and Buy-ups—Guaranty assets related to our portfolio securitizations are recorded in our condensed consolidated balance sheets at fair value on a recurring basis and are classified as Level 3. Guaranty assets in lender swap transactions are recorded in our condensed consolidated balance sheets at the lower of cost or fair value. These assets, which are measured at fair value on a nonrecurring basis, are also classified as Level 3.
We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using one-month LIBOR plus an option-adjusted spread that is calibrated using a representative sample of interest-only swaps that reference Fannie Mae MBS. We believe the remitted fee income is less liquid than interest-only swaps and more like an excess servicing strip. Therefore, we take a further discount of the present value for these liquidity considerations. This discount is based on market quotes from third-party pricing services.
The fair value of the guaranty assets includes the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but is recorded separately as a component of “Other assets” in our condensed consolidated balance sheets.
Guaranty Obligations—The fair value of all guaranty obligations, measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. These obligations are classified as Level 3. The valuation methodology and inputs used in estimating the fair value of the guaranty obligations are described under “Fair Value Measurement—Mortgage Loans Held for Investment, Build-up.”

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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of March 31, 2014 and December 31, 2013.

	As of
	March 31, 2014			December 31, 2013
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$14,637	$1,775	$15,373	$14,268	$1,308	$14,976
Unpaid principal balance	14,650	1,671	14,301	14,440	1,290	13,988
__________

(1)
Includes nonaccrual loans with a fair value of $192 million and $196 million as of March 31, 2014 and December 31, 2013, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2014 and December 31, 2013 was $77 million and $74 million, respectively. Includes loans that are 90 days or more past due with a fair value of $279 million and $288 million as of March 31, 2014 and December 31, 2013, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2014 and December 31, 2013 was $81 million and $75 million, respectively.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $79 million and $85 million as of March 31, 2014 and December 31, 2013, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014			2013
	Loans	Long-Term Debt	Total (Losses) Gains	Loans	Long-Term Debt	Total Losses
	(Dollars in millions)
Changes in instrument-specific credit risk	$9	$(51)	$(42)	$(65)	$(5)	$(70)
Other changes in fair value	123	(116)	7	(157)	66	(91)
Fair value (losses) gains, net	$132	$(167)	$(35)	$(222)	$61	$(161)
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
We establish a reserve for matters when a loss is probable and we can reasonably estimate the amount of such loss. For legal actions or proceedings where there is only a reasonable possibility that a loss may be incurred, or where we are not currently

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

able to estimate the reasonably possible loss or range of loss, we do not establish a reserve. We are often unable to estimate the possible losses or ranges of losses, particularly for proceedings that are in their early stages of development, where plaintiffs seek indeterminate or unspecified damages, where there may be novel or unsettled legal questions relevant to the proceedings, or where settlement negotiations have not occurred or progressed.
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
On April 10, 2013, the parties reached an agreement in principle to settle this litigation, subject to court approval. On May 7, 2013, the parties filed a stipulation of settlement with the court. On June 7, 2013, the court granted preliminary approval of the settlement, approved the form and manner of notice to the class, stayed non-settlement related proceedings, and set certain other deadlines related to the settlement. On October 31, 2013, the court held a hearing to evaluate the fairness of the settlement to the class, and on December 5, 2013, granted final approval of the settlement, dismissed the case with prejudice, and entered an order and judgment effecting the settlement. Fannie Mae’s contribution to the settlement did not have a material impact on our results of operations or financial condition. On January 9, 2014, Rinis Travel Service, Inc. Profit Sharing Trust U.A. 61-1989, a purported class member, appealed the court’s approval order with the U.S. Court of Appeals for the District of Columbia, but voluntarily dismissed the appeal with prejudice on March 13, 2014. On January 29, 2014, an individual purported class member also appealed the settlement approval, and plaintiffs-appellees moved to dismiss this appeal on February 6, 2014. The motion to dismiss the appeal is now fully briefed.
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
In re 2008 Fannie Mae ERISA Litigation
In a consolidated complaint filed in 2009, plaintiffs allege that certain of our current and former officers and directors, including members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors during the relevant time periods, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs, and injunctive and other equitable relief. Plaintiffs filed an amended complaint on March 2, 2012 adding two current Board members and then-CEO Michael J. Williams as defendants. On October 22, 2012, the court granted in part and denied in part defendants’ motions to dismiss. The court dismissed with prejudice claims against seven former and current directors and officers who joined the Board of Directors or Benefit Plans Committee after Fannie Mae was placed into conservatorship. The court allowed plaintiffs’ breach of fiduciary duty and failure to monitor claims to go forward, but dismissed plaintiffs’ conflict of interest claim. On September 23, 2013, defendants filed a motion asking the court to reconsider its October 22, 2012 order in light of the U.S. Court of Appeals for the Second Circuit’s decision in Rinehart v. Akers (In re Lehman Bros. ERISA Litigation), 722 F.3d 137 (2d Cir. 2013). The court denied the motion for reconsideration on April 21, 2014.
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
Senior Preferred Stock Purchase Agreements Litigation
A number of putative class action lawsuits were filed in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, Treasury and Freddie Mac from July through September 2013 by shareholders of Fannie Mae and/or Freddie Mac challenging the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury. These lawsuits were consolidated and, on December 3, 2013, plaintiffs (preferred and common shareholders of Fannie Mae and/or Freddie Mac) filed a consolidated class action complaint in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, Treasury and Freddie Mac (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”). The preferred shareholder plaintiffs allege that the August 2012 amendments to the terms of the senior preferred stock purchase agreements providing that Fannie Mae and Freddie Mac would pay dividends equal to their entire net worth (minus a specified capital reserve amount) (“the net worth sweep provisions”) nullified certain of the shareholders’ rights, particularly the right to receive dividends. The common shareholder plaintiffs allege that the August 2012 amendments constituted a taking of their property by requiring that all future profits of Fannie Mae and Freddie Mac are paid to Treasury. Plaintiffs allege claims for breach of contract and breach of the implied covenant of good faith and fair dealing against us, FHFA and Freddie Mac, a takings claim against FHFA and Treasury, and a breach of fiduciary duty claim derivatively on our and Freddie Mac’s behalf against FHFA and Treasury. Plaintiffs seek to represent several classes of preferred and/or common shareholders of Fannie Mae and/or Freddie Mac who held stock as of the public announcement of the August 2012 amendments. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
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
On January 17, 2014, defendants filed motions to dismiss both the class action and non-class action suits pending in the U.S. District Court for the District of Columbia, and these motions are now fully briefed.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2014, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2014 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2014 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2014 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2014 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2014 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Mitigating Actions Relating to Material Weakness
As described above under “Description of Material Weakness,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Division of Conservatorship, which is intended to facilitate operation of the company with the oversight of the conservator.

•
We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2014 (“First Quarter 2014 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2014 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the First Quarter 2014 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2014 Form 10-Q and had no objection to our filing the First Quarter 2014 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since December 31, 2013 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2013 Form 10-K. We also provide information regarding material legal proceedings in “Note 17, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. Except for matters that have been settled, we presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2013 Form 10-K. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
FHFA Private-Label Mortgage-Related Securities Litigation
As we disclosed in our 2013 Form 10-K in “Legal Proceedings,” in the third quarter of 2011, FHFA, as conservator, filed sixteen lawsuits on behalf of both Fannie Mae and Freddie Mac against various financial institutions, their officers and affiliated and unaffiliated underwriters that were responsible for marketing and selling private-label mortgage-related securities to us. The lawsuits seek to recover losses we and Freddie Mac incurred on the securities. The lawsuits allege that the defendants violated federal and state securities laws and, in some cases, committed fraud by making material misstatements and omissions regarding the characteristics of the loans underlying the securities in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac.
As described in our 2013 Form 10-K, four of these lawsuits were resolved in 2013. The following eight additional lawsuits were resolved in the first or second quarter of 2014:

•
Morgan Stanley. On February 7, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with Morgan Stanley and certain related entities resolving the Morgan Stanley case for a payment of $1.25 billion. Morgan Stanley paid us $625 million of this amount in February 2014. On February 18, 2014, the district court entered a voluntary order dismissing the case.

•
SG Americas. On February 26, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with SG Americas, Inc. and certain related entities resolving the SG Americas, Inc. case for a payment of $122 million. SG Americas paid us approximately $60 million of this amount in March 2014. On March 6, 2014, the district court entered a voluntary order dismissing the case.

•
Credit Suisse. On March 21, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with Credit Suisse Holdings (USA), Inc. and certain related entities resolving the Credit Suisse Holdings (USA), Inc. case for a payment of $885 million. Credit Suisse paid us $234 million of this amount in April 2014. On April 11, 2014, the district court entered a voluntary order dismissing the case.

•
Bank of America, Merrill Lynch and Countrywide. On March 25, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with Bank of America Corporation and certain related entities resolving the Bank of America Corporation, Merrill Lynch, Pierce, Fenner & Smith Inc. and Countrywide Financial Corporation cases for a payment of $9.3 billion. As part of the settlement, Fannie Mae and Freddie Mac transferred private-label securities to Bank of America. In April 2014, Bank of America paid us approximately $4.4 billion and we transferred private-label securities with an unpaid principal balance of $1.9 billion to Bank of America. On April 1, 2014, the district court where the Merrill Lynch and Bank of America cases were pending entered voluntary orders dismissing those cases. On April 2, 2014, the district court where the Countrywide case was pending entered a voluntary order dismissing that case.

•
Barclays. On April 23, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with Barclays Bank PLC and certain related entities resolving the Barclays Bank PLC case for a payment of $280 million. Barclays paid us $53 million of this amount in May 2014. On May 5, 2014, the district court entered a voluntary order dismissing the case.

•
First Horizon. On April 29, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with First Horizon National Corporation and certain related entities resolving the First Horizon National Corporation case for a payment of $110 million. Under the terms of the settlement agreement, First Horizon is required to pay us approximately $62 million of this amount by May 20, 2014.

The other four lawsuits filed by FHFA on our behalf remain pending.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and February 2014, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia and the U.S. District Court for the Southern District of Iowa against the United States, Treasury and/or FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, as well as to FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury during conservatorship. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. The matters where Fannie Mae is a named defendant are described below and in “Note 17, Commitments and Contingencies.”
Fannie Mae is a nominal defendant in a consolidated derivative action that was filed against the United States in the U.S. Court of Federal Claims on December 2, 2013: Fisher v. United States of America. Plaintiffs in this case allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. Plaintiffs in this case request just compensation to Fannie Mae in an unspecified amount. The United States filed a motion to dismiss the case on January 23, 2014; however, the court has ordered that plaintiffs are not required to respond to the motion until the plaintiffs in a related case, Fairholme Funds v. United States, file their opposition to the motion to dismiss the United States filed in that case. The Fairholme case is in discovery and currently there is no deadline for responding to the motion to dismiss.
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2013 Form 10-K. This section supplements and updates that discussion. For a complete understanding of the subject, you should read both together. Please also refer to “MD&A—Risk Management” in this report and in our 2013 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. In addition to the risks we discuss below and in our 2013 Form 10-K, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.
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
In both the first and second sessions of the current Congress, members of Congress considered several bills to reform the housing finance system, including bills that, among other things, would require Fannie Mae and Freddie Mac to be wound down after a period of time and place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being wound down. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Business—Housing Finance Reform” in our 2013 Form 10-K and “Legislative and Regulatory Developments—Housing Finance Reform” in this report for more information about the Administration’s report and paper, and Congressional proposals regarding housing finance reform.
Congress or FHFA may also consider legislation or regulation aimed at reducing our market share including, for example, significant changes to conforming loan limits that could reduce the number of loans available for us to acquire, which would affect the amount of guaranty fees we receive. For example, in December 2013, FHFA requested public input on a plan to gradually reduce the conforming loan limit for one-family residences. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” in our 2013 Form 10-K for more information on FHFA’s proposal.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended March 31, 2014, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2014.
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
Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, in 2012 the terms of the senior preferred stock purchase agreement and the senior preferred stock were amended to ultimately require the payment of our entire net worth to Treasury. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” in our 2013 Form 10-K.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
On May 5, 2014, Bradley E. Lerman notified us that he plans to resign as Fannie Mae’s Executive Vice President, General Counsel and Corporate Secretary effective May 23, 2014. Mr. Lerman recently accepted a position at another company.
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

Date: May 8, 2014

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: May 8, 2014

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

FR018