Form 10-Q
period 2014-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2014-08-07
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 30, 2014, there were 1,158,080,657 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Single-Family Acquisitions Statistics	5
2	Credit Statistics, Single-Family Guaranty Book of Business	7
3	Summary of Condensed Consolidated Results of Operations	17
4	Analysis of Net Interest Income and Yield	18
5	Rate/Volume Analysis of Changes in Net Interest Income	20
6	Fair Value (Losses) Gains, Net	21
7	Total Loss Reserves	22
8	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	23
9	Troubled Debt Restructurings and Nonaccrual Loans	25
10	Credit Loss Performance Metrics	26
11	Single-Family Credit Loss Sensitivity	27
12	Single-Family Business Results	29
13	Multifamily Business Results	32
14	Capital Markets Group Results	34
15	Capital Markets Group’s Mortgage Portfolio Activity	36
16	Capital Markets Group’s Mortgage Portfolio Composition	37
17	Capital Markets Group’s Mortgage Portfolio	38
18	Summary of Condensed Consolidated Balance Sheets	39
19	Summary of Mortgage-Related Securities at Fair Value	40
20	Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets	41
21	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	43
22	Activity in Debt of Fannie Mae	45
23	Outstanding Short-Term Borrowings and Long-Term Debt	47
24	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	48
25	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	49
26	Cash and Other Investments Portfolio	49
27	Fannie Mae Credit Ratings	50
28	Composition of Mortgage Credit Book of Business	52
29	Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period	54
30	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	56
31	Delinquency Status of Single-Family Conventional Loans	61
32	Single-Family Serious Delinquency Rates	61
33	Single-Family Conventional Serious Delinquent Loan Concentration Analysis	62
34	Statistics on Single-Family Loan Workouts	63
35	Single-Family Foreclosed Properties	64
36	Single-Family Foreclosed Property Status	65
37	Multifamily Lender Risk-Sharing	66
38	Multifamily Guaranty Book of Business Key Risk Characteristics	66
39	Multifamily Concentration Analysis	67
40	Multifamily Foreclosed Properties	67
41	Mortgage Insurance Coverage	69
42	Estimated Mortgage Insurance Benefit	71

ii

Table	Description	Page
43	Unpaid Principal Balance of Financial Guarantees	71
44	Credit Loss Exposure of Risk Management Derivative Instruments	74
45	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	77
46	Derivative Impact on Interest Rate Risk (50 Basis Points)	78

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
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will terminate, whether we will continue to exist following conservatorship, what changes to our business structure will be made during or following the conservatorship, or what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. In addition, our agreements with Treasury that provide for financial support include covenants that significantly restrict our business activities and provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, allowing us to retain only a limited and decreasing amount of our net worth. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in our 2013 Form 10-K in “Business—Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future in “Executive Summary—Outlook” and “Risk Factors.” We discuss proposals for housing finance reform that could materially affect our business in “Legislative and Regulatory Developments” in this report, in our quarterly report on Form 10-Q for the quarter ended March 31, 2014 (“First Quarter 2014 Form 10-Q”) and in “Business—Housing Finance Reform” in our 2013 Form 10-K.
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

EXECUTIVE SUMMARY
Our Strategy and Progress
We are focused on:

•	achieving strong financial performance and strengthening our book of business;

•	supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit and helping struggling homeowners; and

•	helping to build a sustainable housing finance system.
Achieving strong financial performance and strengthening our book of business
Our actions to accomplish these goals have had a positive impact:

•
Financial Performance. We reported net income of $3.7 billion for the second quarter of 2014, compared with net income of $10.1 billion for the second quarter of 2013. See “Summary of Our Financial Performance” below for an overview of our financial performance for the second quarter and first half of 2014, compared with the second quarter and first half of 2013. We expect to remain profitable for the foreseeable future. For more information regarding our expectations for our future financial performance, see “Outlook—Financial Results” and “Outlook—Revenues” below.

•
Dividend Payments to Treasury. With our expected September 2014 dividend payment to Treasury, we will have paid a total of $130.5 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. See “Outlook—Dividend Obligations to Treasury” below for more information regarding our dividend payments to Treasury.

•
Book of Business. Changes we have made beginning in 2008 to strengthen our underwriting and eligibility standards have improved the credit quality of our single-family guaranty book of business. Single-family loans we have acquired since the beginning of 2009 (referred to as our “new single-family book of business”) comprised 79% of our single-family guaranty book of business as of June 30, 2014, while the single-family loans we acquired prior to 2009 (referred to as our “legacy book of business”) comprised 21% of our single-family guaranty book of business. As described below in “Strengthening Our Book of Business—New Book of Business,” we expect that our new single-family book of business will be profitable over its lifetime.

•
Credit Performance. Our single-family serious delinquency rate, which has decreased each quarter since the first quarter of 2010, was 2.05% as of June 30, 2014, compared with 2.38% as of December 31, 2013. See “Improving the Credit Performance of our Book of Business” below for additional information on the credit performance of the mortgage loans in our single-family guaranty book of business for each of the last six quarters, and for a description of our strategies for reducing credit losses on our legacy book of business.

Although we have improved our financial performance and the quality of our book of business since entering into conservatorship in 2008, we remain under conservatorship and subject to the restrictions of the senior preferred stock purchase agreement with Treasury. As a result of the senior preferred stock purchase agreement and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero by 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. See “Business—Conservatorship and Treasury Agreements” in our 2013 Form 10-K for more information regarding our conservatorship and our senior preferred stock purchase agreement with Treasury. In addition, the future of our company remains uncertain. Congress continues to consider options for reform of the housing finance system, including the GSEs, and we cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Legislative and Regulatory Developments” in this report and in our First Quarter 2014 Form 10-Q and “Business—Housing Finance Reform” in our 2013 Form 10-K for information on recent proposals for housing finance reform.

Supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit and helping struggling homeowners
We continued our efforts to support the housing recovery in the second quarter of 2014. We remained the largest single issuer of mortgage-related securities in the secondary market during the second quarter of 2014 and a continuous source of liquidity in the multifamily market. We also continued to help struggling homeowners. In the second quarter of 2014, we provided over 43,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
Helping to build a sustainable housing finance system
We also continued our efforts to help lay the foundation for a safer, transparent and sustainable housing finance system, including pursuing the strategic goals identified by our conservator, as well as investing in improvements to our business and infrastructure. We discuss these efforts in “Helping to Build a Sustainable Housing Finance System” below.
Summary of Our Financial Performance
Comprehensive Income
Quarterly Results
We recognized comprehensive income of $3.7 billion in the second quarter of 2014, consisting of net income of $3.7 billion and other comprehensive income of $45 million. In comparison, we recognized comprehensive income of $10.3 billion in the second quarter of 2013, consisting of net income of $10.1 billion and other comprehensive income of $166 million. The decrease in our comprehensive income was primarily due to a decline in credit-related income and the recognition of fair value losses in the second quarter of 2014.
Credit-related income decreased to $1.9 billion in the second quarter of 2014 from $5.7 billion in the second quarter of 2013. Our credit results for the second quarters of 2014 and 2013 were primarily driven by increases in home prices. In addition, credit-related income in the second quarter of 2013 benefited from increases in the sales prices of our REO properties, as well as the impact of updates to the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans, to reflect faster prepayment and lower default expectations for these loans, which resulted in a decrease to our allowance for loan losses. See “Critical Accounting Policies and Estimates—Total Loss Reserves—Single-Family Loss Reserves” in our 2013 Form 10-K for additional information.
Fair value losses of $934 million in the second quarter of 2014 were primarily driven by derivative fair value losses as longer-term swap rates declined in the second quarter of 2014. Fair value gains of $829 million in the second quarter of 2013 were primarily driven by derivative fair value gains as swap rates increased in the second quarter of 2013.
Year-to-Date Results
We recognized comprehensive income of $9.4 billion in the first half of 2014, consisting of net income of $9.0 billion and other comprehensive income of $417 million. In comparison, we recognized comprehensive income of $69.6 billion in the first half of 2013, consisting of net income of $68.8 billion and other comprehensive income of $820 million.
Our pre-tax income was $13.3 billion in the first half of 2014 compared with $20.2 billion in the first half of 2013. The decrease in our pre-tax income was primarily due to a decrease in credit-related income to $2.9 billion in the first half of 2014 from $6.9 billion in the first half of 2013 and the recognition of fair value losses of $2.1 billion in the first half of 2014 compared with fair value gains of $1.7 billion in the first half of 2013, due to the same factors that impacted the second quarter of 2014, which are described above.
In addition, net interest income decreased to $9.6 billion in the first half of 2014 from $12.0 billion in the first half of 2013, primarily due to a decline in the average balance of our retained mortgage portfolio, partially offset by higher guaranty fee income. Also contributing to the decline in our net interest income in the first half of 2014 compared with the first half of 2013 was our recognition in the first quarter of 2013 of $518 million of income from unamortized cost basis adjustments on loans repurchased by Bank of America as part of a resolution agreement that was entered into in January 2013.
These decreases were partially offset by income from settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us, resolutions we entered into relating to representation and warranty matters and compensatory fees related to servicing matters. In the first half of 2014, we recognized $4.9 billion in income related to these arrangements, compared with $1.5 billion in the first half of 2013.
Our comprehensive income for the first half of 2014 included a provision for federal income taxes of $4.3 billion. Our comprehensive income for the first half of 2013 included a benefit for federal income taxes of $48.6 billion resulting from the release of our valuation allowance against our deferred tax assets in the first quarter of 2013, partially offset by our provision for federal income taxes in the second quarter of 2013. We discuss the factors that led to our conclusion to release the valuation allowance against our deferred tax assets in “Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Note 10, Income Taxes” in our 2013 Form 10-K.
We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and securities. The estimated fair value of our derivatives and securities may fluctuate substantially from period to period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives that serve to mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our condensed consolidated financial statements. In addition, our credit-related income or expense can vary substantially from period to period primarily due to changes in home prices, borrower payment behavior and economic conditions.
See “Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth decreased to $6.1 billion as of June 30, 2014 from $9.6 billion as of December 31, 2013 primarily due to our payments to Treasury of $12.9 billion in senior preferred stock dividends, partially offset by our comprehensive income of $9.4 billion for the first half of 2014. Our expected dividend payment of $3.7 billion for the third quarter of 2014 is calculated based on our net worth of $6.1 billion as of June 30, 2014 less the applicable capital reserve amount of $2.4 billion.
Strengthening Our Book of Business
New Book of Business
Beginning in 2008, we took actions to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. These actions have improved the credit quality of our book of business. Given their strong credit risk profile and based on their performance so far, we expect that in the aggregate the loans we have acquired since January 1, 2009, which comprised 79% of our single-family guaranty book of business as of June 30, 2014, will be profitable over their lifetime, by which we mean that we expect our guaranty fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime. See “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and “Risk Factors” in our 2013 Form 10-K for a discussion of factors that could cause our expectations regarding the performance of the loans in our single-family book of business to change. For information on certain credit characteristics of our new single-family book of business as compared with our legacy book of business, see “Table 29: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period.” For more information on the credit risk profile of our single-family guaranty book of business, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
Our new single-family book of business includes loans that are refinancings of loans that were in our legacy book of business, including loans acquired under our Refi PlusTM initiative, which has provided refinancing flexibility to eligible Fannie Mae borrowers since 2009. Our Refi Plus initiative includes loans acquired under the Obama Administration’s Home Affordable Refinance Program (“HARP®”). As of June 30, 2014, of the loans in our single-family guaranty book of business, 59% were non-Refi Plus loans acquired since the beginning of 2009, 20% were Refi Plus loans, and the remaining 21% were acquired prior to 2009. Information about the impact of HARP and Refi Plus on the credit characteristics of our new single-family book of business appears in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—HARP and Refi Plus Loans” and in “Table 29: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period.”
Recently Acquired Single-Family Loans
Table 1 below displays information regarding our average charged guaranty fee on and specified risk characteristics of the single-family loans we acquired in each of the last six quarters. Table 1 also displays the volume of our single-family Fannie Mae MBS issuances for these periods, which is indicative of the volume of single-family loans we acquired for these periods.

Table 1: Single-Family Acquisitions Statistics

	2014		2013
	Q2	Q1	Q4	Q3	Q2	Q1
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	62.6	63.0	61.2	58.7	56.9	54.4
Single-family Fannie Mae MBS issuances (in millions)(3)	$84,096	$76,972	$117,809	$186,459	$206,978	$221,865
Select risk characteristics of single-family conventional acquisitions:(4)
Weighted average FICO credit score at origination	744	741	745	750	754	757
Weighted average original loan-to-value ratio(5)	77%	77%	77%	76%	75%	75%
Original loan-to-value ratio over 80%(5)(6)	32%	31%	33%	31%	29%	26%
Loan purpose:
Purchase	54%	45%	49%	38%	25%	17%
Refinance	46%	55%	51%	62%	75%	83%
__________

(1)
Includes the impact of a 10 basis point guaranty fee increase implemented pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”), the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

(2)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(3)	Consists of unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period.

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

The average charged guaranty fee on our newly acquired single-family loans in the second quarter of 2014 was 62.6 basis points, slightly down from 63.0 basis points in the first quarter of 2014 but increased from 56.9 basis points in the second quarter of 2013. These shifts in our average charged guaranty fee are primarily the result of shifts in loan level price adjustments, which are higher when our acquisitions include a higher proportion of loans with higher loan-to-value (“LTV”) ratios or lower FICO credit scores. Loan level price adjustments refer to one-time cash fees that we charge at the time we initially acquire a loan based on the credit characteristics of the loan. See “Legislative and Regulatory Developments—Potential Changes to Our Single-Family Guaranty Fee Pricing” for information on potential future changes to our guaranty fee pricing.
The increase in our acquisitions of loans with higher LTV ratios in the second quarter of 2014 as compared with the second quarter of 2013 was primarily due to a decline in the percentage of our acquisitions consisting of refinance loans and a corresponding increase in the percentage of our acquisitions consisting of home purchase loans, which typically have higher LTV ratios than non-HARP refinance loans. In the second quarter of 2014, refinancings comprised approximately 46% of our single-family conventional business volume, compared with approximately 75% in the second quarter of 2013. In addition, we experienced a decline in the average FICO credit scores of our acquisitions in the second quarter of 2014 as compared with the second quarter of 2013. Despite this shift in the credit risk profile of our acquisitions, the single-family loans we acquired in the second quarter of 2014 continued to have a strong credit profile, with a weighted average original LTV ratio of 77%, a weighted average FICO credit score of 744, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. For more information on the credit risk profile of our single-family conventional loan acquisitions in the second quarter of 2014, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk

Management,” including “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
We expect refinancings to continue to constitute a smaller portion of our single-family business volume in 2014 than in 2013. As a result, we expect to continue to acquire a higher proportion of loans with higher LTV ratios in 2014 than in 2013. Overall mortgage originations also declined significantly in the first half of 2014 as compared with the first half of 2013, and we expect mortgage originations in 2014 to be lower overall than in 2013.
Whether the loans we acquire in the future will exhibit an overall credit profile and performance similar to our more recent acquisitions will depend on a number of factors, including our future pricing and eligibility standards and those of mortgage insurers, the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs (“VA”), the percentage of loan originations representing refinancings, changes in interest rates, our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers, government policy, market and competitive conditions, and the volume and characteristics of HARP loans we acquire in the future. In addition, if our lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit risk profile of our new single-family acquisitions.
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
Table 2 presents information for each of the last six quarters about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to both home retention solutions (loan modifications and other solutions that enable a borrower to stay in his or her home) and foreclosure alternatives (short sales and deeds-in-lieu of foreclosure). The workout information in Table 2 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 2: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2014			2013
	Q2 YTD	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	2.05%	2.05%	2.19%	2.38%	2.38%	2.55%	2.77%	3.02%
Seriously delinquent loan count	357,267	357,267	383,810	418,837	418,837	447,840	483,253	527,529
Troubled debt restructurings on accrual status(3)	$144,911	$144,911	$144,077	$140,512	$140,512	$138,165	$136,558	$134,325
Nonaccrual loans(4)	69,550	69,550	73,972	81,355	81,355	86,848	93,883	102,602
Foreclosed property inventory:
Number of properties(5)	96,796	96,796	102,398	103,229	103,229	100,941	96,920	101,449
Carrying value	$10,347	$10,347	$10,492	$10,334	$10,334	$10,036	$9,075	$9,263
Combined loss reserves(6)	39,984	39,984	42,919	44,705	44,705	45,608	49,930	56,626
Total loss reserves(7)	41,657	41,657	44,760	46,689	46,689	47,664	52,141	59,114
During the period:
Foreclosed property (number of properties):
Acquisitions(5)	63,574	31,678	31,896	144,384	32,208	37,353	36,106	38,717
Dispositions	(70,007)	(37,280)	(32,727)	(146,821)	(29,920)	(33,332)	(40,635)	(42,934)
Credit-related income(8)	$2,783	$1,781	$1,002	$11,205	$848	$3,642	$5,681	$1,034
Credit losses(9)	2,624	1,497	1,127	4,452	325	1,083	1,541	1,503
REO net sales prices to unpaid principal balance(10)	68%	69%	68%	67%	68%	68%	68%	65%
Short sales net sales price to unpaid principal balance(11)	71%	72%	71%	67%	70%	68%	67%	64%
Loan workout activity (number of loans):
Home retention loan workouts(12)	71,938	33,639	38,299	172,029	41,053	39,559	43,782	47,635
Short sales and deeds-in-lieu of foreclosure	19,643	9,516	10,127	61,949	13,021	15,092	17,710	16,126
Total loan workouts	91,581	43,155	48,426	233,978	54,074	54,651	61,492	63,761
Loan workouts as a percentage of the average balance of delinquent loans in our guaranty book of business(13)	24.98%	24.69%	25.70%	26.01%	26.59%	25.32%	26.93%	25.88%
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

(5)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

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

(12)
Consists of (a) modifications, which do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment plans or forbearances that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 34: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

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
As the largest provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During the second quarter of 2014, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. The approximately $96 billion in liquidity we provided to the mortgage market in the second quarter of 2014 through our purchases and guarantees of loans and securities enabled borrowers to complete approximately 212,000 mortgage refinancings and approximately 215,000 home purchases, and provided financing for approximately 93,000 units of multifamily housing.

•
Our role in the market enables borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided over 43,000 loan workouts in the second quarter of 2014 to help homeowners stay in their homes or otherwise avoid foreclosure. These efforts helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus initiative. We acquired approximately 77,000 Refi Plus loans in the second quarter of 2014. Refinancings delivered to us through Refi Plus in the second quarter of 2014 reduced borrowers’ monthly mortgage payments by an average of $150. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed-rate mortgage or to switch from an interest-only mortgage to a fully amortizing mortgage.

•
We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed in the second quarter of 2014 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in our 2013 Form 10-K in “Business—Business Segments—Capital Markets.”

2014 Market Share
We remained the largest single issuer of mortgage-related securities in the secondary market during the second quarter of 2014, with an estimated market share of new single-family mortgage-related securities issuances of 39%, compared with 41% in the first quarter of 2014 and 45% in the second quarter of 2013. See “Outlook—Revenues” for a discussion of the impact on our market share of the decline in originations that are refinancings.
We remained a continuous source of liquidity in the multifamily market in the second quarter and first half of 2014. We owned or guaranteed approximately 20% of the outstanding debt on multifamily properties as of March 31, 2014 (the latest date for which information is available).
Helping to Build a Sustainable Housing Finance System
We have invested significant resources towards helping to build a safer, transparent and sustainable housing finance system, primarily through pursuing the strategic goals identified by our conservator. On May 13, 2014, FHFA released its 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, along with a set of corporate performance objectives for Fannie Mae and Freddie Mac, referred to as the 2014 conservatorship scorecard. The new strategic plan, which updates FHFA’s 2012 Strategic Plan, and the scorecard identify three reformulated strategic goals:

•
Maintain, in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets.

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market.

•	Build a new single-family securitization infrastructure for use by Fannie Mae and Freddie Mac and adaptable for use by other participants in the secondary market in the future.
In reformulating the goals, FHFA increased emphasis on the maintain goal, making it the first goal and doubling the scorecard weight given to this goal, from 20% in the 2013 conservatorship scorecard to 40% in the 2014 conservatorship scorecard. The reduce goal is focused on ways to bring additional private capital into the housing finance system in order to reduce taxpayer risk. Finally, development of the common securitization platform, which is the core of the build goal, was revised to focus on making the new shared system operational for the existing single-family securitization activities of Fannie Mae and Freddie Mac. The build goal also involves working towards the development of a single common security for Fannie Mae and Freddie Mac, which we discuss in “Legislative and Regulatory Developments—Housing Finance Reform and the Role of the GSEs—Conservator Developments.” The reduce and build goals are each weighted 30% in the 2014 conservatorship scorecard, which is set forth in our current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2014.
In addition to working on FHFA’s conservatorship scorecard objectives, we are working on related initiatives to help prepare our business and infrastructure for potential future changes in the structure of the U.S. housing finance system and to help ensure our safety and soundness during conservatorship. These projects will likely take several years to implement.
Housing and Mortgage Market and Economic Conditions
Economic growth strengthened in the second quarter of 2014. According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 4.0% on an annualized basis in the second quarter of 2014, compared with a decline of 2.1% in the first quarter of 2014. The overall economy gained an estimated 831,000 jobs in the second quarter of 2014. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in June 2014, the economy created an estimated 2.6 million non-farm jobs. The unemployment rate was 6.1% in June 2014, compared with 6.7% in March 2014. In July 2014, non-farm payrolls increased by 209,000 jobs, and the unemployment rate increased to 6.2%.

Total originations in the U.S. single-family mortgage market were an estimated $317.4 billion in the second quarter of 2014, up from an estimated $237.2 billion in the first quarter of 2014, driven by an increase in purchase originations to an estimated $188.0 billion in the second quarter of 2014 from an estimated $123.4 billion in the first quarter of 2014. According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $9.85 trillion of single-family debt outstanding, was estimated to be approximately $10.79 trillion as of March 31, 2014 (the latest date for which information is available), compared with $10.82 trillion as of December 31, 2013.
Housing activity increased during the second quarter of 2014 as compared with the first quarter of 2014. Total existing home sales averaged 4.9 million units annualized in the second quarter of 2014, a 5.8% increase from the first quarter of 2014, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 11% of existing home sales in June 2014, compared with 14% in March 2014 and 15% in June 2013. According to the U.S. Census Bureau, new single-family home sales declined during the second quarter of 2014, averaging an annualized rate of 419,000 units, a 2.8% decrease from the first quarter of 2014.
The number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes each increased in the second quarter of 2014. According to the U.S. Census Bureau, the number of months’ supply of new homes was 5.8 months as of June 30, 2014, compared with 5.7 months as of March 31, 2014. According to data from the National Association of REALTORS®, the months’ supply of existing unsold homes was 5.5 months as of June 30, 2014, compared with a 5.1 months’ supply as of March 31, 2014.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained historically high at 5.0% as of March 31, 2014 (the latest date for which information was available), according to the Mortgage Bankers Association National Delinquency Survey, compared with 5.4% as of December 31, 2013. We provide information about Fannie Mae’s serious delinquency rate, which also decreased in the first quarter of 2014, in “Improving the Credit Performance of our Book of Business.”
Based on our home price index, we estimate that home prices on a national basis increased by 2.7% in the second quarter of 2014 and by 3.7% in the first half of 2014, following increases of 8.3% in 2013 and 4.1% in 2012. Despite the recent increases in home prices, we estimate that, through June 30, 2014, home prices on a national basis remained 10.7% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the first quarter of 2014 was approximately 6.3 million, down from 6.6 million in the fourth quarter of 2013 and from 9.8 million in the first quarter of 2013. The percentage of properties with mortgages in a negative equity position in the first quarter of 2014 was 12.7%, down from 13.4% in the fourth quarter of 2013, from 20.2% in the first quarter of 2013 and from its peak of 26.0% reached in the fourth quarter of 2009.
Thirty-year mortgage rates ended the quarter at 4.14% for the week of June 26, 2014, down from 4.40% for the week ended March 27, 2014, according to Freddie Mac.
During the second quarter of 2014, the multifamily sector continued to exhibit solid fundamentals, according to preliminary third-party data, with vacancy levels declining and rent growth increasing. The national multifamily vacancy rate for institutional investment-type apartment properties decreased to an estimated 4.75% as of June 30, 2014, compared with 5.00% as of March 31, 2014 and 5.10% as of June 30, 2013.
National asking rents increased by an estimated 0.75% during the second quarter of 2014, compared with an increase of 0.50% during the first quarter of 2014. Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 35,000 units during the second quarter of 2014, according to preliminary data from Reis, Inc., compared with approximately 41,000 units during the first quarter of 2014.
As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. Approximately 279,000 new multifamily units are expected to be completed this year. The bulk of this new supply is concentrated in a limited number of metropolitan areas. As a result, multifamily fundamentals could be impacted in certain localized areas, producing a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas later in 2014.

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
We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Legislative and Regulatory Developments” in this report and in our First Quarter 2014 Form 10‑Q and “Business—Housing Finance Reform” in our 2013 Form 10-K for discussion of proposals for reform of the housing finance system, including the GSEs, that could materially affect our business, including proposed federal legislation that, among other things, would require the wind down of Fannie Mae and Freddie Mac. See “Risk Factors” in both this report and in our 2013 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
Financial Results. Our financial results continued to be strong in the second quarter of 2014, with net income of $3.7 billion. We expect to remain profitable for the foreseeable future. While we expect our annual net income to remain strong over the next few years, we expect our annual net income to be substantially lower than our net income for 2013. We discuss the reasons for this expectation, and note our expectation that certain factors that contributed to a large portion of our 2013 net income will not contribute as significantly or at all to our earnings in 2014 or future years, in “Business—Executive Summary—Outlook—Financial Results” in our 2013 Form 10-K. Our earnings will be affected by a number of factors, including: changes in home prices; changes in interest rates; our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Some of these factors, such as changes in interest rates or home prices, could result in significant variability in our earnings from quarter to quarter or year to year. Our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.
Revenues. While changes in interest rates and home prices may result in volatility in our net income, we expect stable revenues similar to the second quarter of 2014 as we operate in a more normalized business environment. We currently have two primary sources of revenues: (1) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets; and (2) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). Historically, we have generated the majority of our revenues from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. As we discuss in our 2013 Form 10-K in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements,” we are required to reduce the size of our retained mortgage portfolio each year until we hold no more than $250 billion in mortgage assets by the end of 2018. As a result of both the shrinking of our retained mortgage portfolio and the impact of guaranty fee increases, an increasing portion of our revenues in recent years has been derived from guaranty fees rather than from interest income earned on our retained mortgage portfolio assets. We recognize almost all of our guaranty fee revenue in net interest income in our condensed consolidated statements of operations and comprehensive income due to the consolidation of the substantial majority of our MBS trusts on our balance sheets. The percentage of our net interest income derived from guaranty fees on loans underlying our Fannie Mae MBS has increased in recent periods. We estimate that approximately half of our net interest income for the first half of 2014 was derived from guaranty fees on loans underlying our Fannie Mae MBS, compared with approximately one-third of our net interest income for the first half of 2013. We expect that guaranty fees will continue to account for an increasing portion of our revenues.
The decrease in the balance of mortgage assets held in our retained mortgage portfolio contributed to a decline in our net interest income in the second quarter of 2014 as compared with the second quarter of 2013. We expect continued decreases in the size of our retained mortgage portfolio, which will continue to negatively impact our net interest income and revenues; however, we also expect increases in our guaranty fee revenues will at least partially offset the negative impact of the decline in our retained mortgage portfolio. The extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio; economic and housing market conditions; and legislative and regulatory changes.

Although our single-family acquisition volume declined significantly in the first half of 2014 as compared with the first half of 2013, liquidations of loans from our single-family guaranty book of business also declined. Accordingly, the size of our single-family guaranty book of business remained relatively flat during the first half of 2014. The decline in our single-family acquisition volume reflects a decrease in originations of single-family mortgages that are refinancings. The decrease in refinancings as a percentage of originations has reduced our market share. See “Contributions to the Housing and Mortgage Markets—2014 Market Share,” above, for information on our market share and “Overall Market Conditions,” below, for information on our expectations for refinancing originations.
Our single-family guaranty fee revenues increased in the first half of 2014 as compared with the first half of 2013, as loans with higher guaranty fees have become a larger part of our guaranty book of business. We expect our single-family acquisition volumes this year to continue to remain lower than prior year volumes; however, we also expect liquidations of loans from our single-family guaranty book of business to remain lower. As a result, we do not expect these lower volumes to have a material adverse effect on the size of our single-family guaranty book of business or on our single-family guaranty fee revenues in the near term. However, if the current reduction in our acquisition volume accelerates or remains ongoing for a significant period of time or if the rate of liquidations of loans from our single-family guaranty book increases without a corresponding increase in our acquisitions, it could adversely affect the size of our single-family guaranty book of business and our single-family guaranty fee revenues over the long term.
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
From 2009 through the first quarter of 2012, we received a total of $116.1 billion from Treasury under the senior preferred stock purchase agreement. This funding provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”). In addition, a portion of the $116.1 billion we received from Treasury was drawn to pay dividends to Treasury because, prior to 2013, our dividend payments on the senior preferred stock accrued at an annual rate of 10%, and we were directed by our conservator to pay these dividends to Treasury each quarter even when we did not have sufficient income to pay the dividend. We have not received funds from Treasury under the agreement since the first quarter of 2012. From 2008 through the second quarter of 2014, we paid a total of $126.8 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis. In September 2014, we expect to pay Treasury additional senior preferred stock dividends of $3.7 billion for the third quarter of 2014.
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
The increase in mortgage rates since the first half of 2013 has resulted in a decline in single-family mortgage originations, driven by a decline in refinancings. We forecast that total originations in the U.S. single-family mortgage market in 2014 will decrease from 2013 levels by approximately 41%, from an estimated $1.91 trillion in 2013 to $1.13 trillion in 2014, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.18 trillion in 2013 to $428.6 billion in 2014. We forecast that total single-family mortgage debt outstanding will increase slightly in 2014, increasing from an estimated $9.89 trillion as of December 31, 2013 to $9.94 trillion as of December 31, 2014.
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
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 2.7% in the second quarter of 2014 and by 3.7% in the first half of 2014. Although we expect home price growth to continue in 2014, we expect the rate of home price growth on a national basis in 2014 will be lower than in 2013. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-related securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We currently realize losses on loans, through our charge-offs, at the time of foreclosure or when we accept short sales or deeds-in-lieu of foreclosure. Our credit losses were $1.5 billion in the second quarter of 2014, compared with $1.6 billion in the second quarter of 2013, and $2.6 billion in the first half of 2014, compared with $3.1 billion in the first half of 2013. Although our credit losses have declined in recent years, we expect our credit losses in 2014 and 2015 will be higher than in 2013. The amounts we recognized in 2013 pursuant to a number of repurchase and compensatory fee resolution agreements reduced our 2013 credit losses from what they otherwise would have been. Moreover, we expect our implementation of the charge-off provisions required by FHFA’s Advisory Bulletin AB 2012-02 in 2015 will increase our credit losses for 2015 from what they otherwise would be. We expect our credit losses to resume their downward trend beginning in 2016. See “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” for further information about this Advisory Bulletin.
Loss Reserves. Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves were $42.1 billion as of June 30, 2014, down from $47.3 billion as of December 31, 2013. We expect our loss reserves will continue to decline in 2014, but at a slower pace than in 2013. Although our loss reserves have declined substantially from their peak and are expected to decline further, we expect our loss reserves will remain elevated relative to the levels experienced prior to the 2008 housing crisis for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default.
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, the level and sources of our revenues, our future dividend payments to Treasury, the profitability and performance of single-family loans we have acquired, our future acquisitions, future liquidations of loans from our single-family guaranty book of business, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future delinquency and severity rates, future mortgage originations, future refinancings, future single-family mortgage debt outstanding and future home prices. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; our future serious delinquency rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; future legislative or regulatory changes that have a significant impact on our business, such as the enactment of housing finance reform legislation; actions we may be required to take by FHFA, as our conservator or as our regulator, such as changes in the type of business we do; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loans; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fiscal and monetary policies of the Federal Reserve, including the effect of the tapering of its program of purchasing mortgage-related securities and any future sales of such securities; changes in the fair value of our assets and liabilities; impairments of our assets; changes in generally accepted accounting principles (“GAAP”); credit availability; natural and other disasters; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2013 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Housing Finance Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2013 Form 10-K and in “MD&A—Legislative and Regulatory Developments” in our First Quarter 2014 Form 10-Q. Also see “Risk Factors” in this report and in our 2013 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
Housing Finance Reform and the Role of the GSEs
Legislative Developments
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, Fannie Mae and Freddie Mac should play in that system. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, called for enactment of meaningful structural reforms of Fannie Mae and Freddie Mac. See “Business—Housing Finance Reform” in our 2013 Form 10-K and “MD&A—Legislative and Regulatory Developments” in our First Quarter 2014 Form 10-Q for a description of activities relating to GSE reform that occurred in 2011 through the first quarter of 2014, including descriptions of: the Administration’s housing policy priorities, which include winding down Fannie Mae and Freddie Mac through a responsible transition; the Administration’s February 2011 report on GSE reform, which discusses potential options for a new long-term structure for the housing finance system following the wind-down of Fannie Mae and Freddie Mac; and legislation considered in the current Congress relating to housing finance system reform and the terms of Fannie Mae’s and Freddie Mac’s senior preferred stock purchase agreements with Treasury.
Congress has continued to consider housing finance reform and the future of the GSEs this year. On May 15, 2014, the Senate Banking Committee approved the Housing Finance Reform and Taxpayer Protection Act of 2014, which is also known as the Johnson-Crapo bill. This bill, if enacted in its current form, would result in the wind-down and eventual liquidation of Fannie Mae and Freddie Mac and would materially affect our business prior to our eventual liquidation. Despite activity at the committee level, neither the full Senate nor the full House of Representatives has considered the Johnson-Crapo bill or any other housing finance reform bill in the current Congress.
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
Conservator Developments
In addition to the legislative debate, actions taken by our conservator have an impact on the role of the GSEs in the nation’s housing finance system now and in the future. On May 13, 2014, FHFA released its 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, along with the 2014 conservatorship scorecard. We discuss the reformulated strategic goals in the new strategic plan and the scorecard in “Executive Summary—Helping to Build a Sustainable Housing Finance System.” For a discussion of the prior formulation of FHFA’s strategic goals for the conservatorships, please see “MD&A—Executive Summary—Helping to Build a Sustainable Housing Finance System” in our 2013 Form 10-K.
The strategic plan includes a goal that involves working toward the development of the operational and systems capabilities to issue a single common security for Fannie Mae and Freddie Mac. Development of a single common security could reduce the trading advantage Fannie Mae mortgage-backed securities have over Freddie Mac securities. If this were to occur, it could negatively impact our ability to compete for mortgage assets in the secondary market, and therefore could adversely affect our results of operations.

Potential Changes to Our Single-Family Guaranty Fee Pricing
In December 2013, FHFA directed Fannie Mae and Freddie Mac to increase base single-family guaranty fees for all mortgages by 10 basis points. FHFA also directed Fannie Mae and Freddie Mac to make changes to single-family loan level price adjustments, which are one-time cash fees that are charged at the time a loan is acquired based on the credit characteristics of the loan. The changes were to become effective in March and April 2014. In January 2014, FHFA Director Melvin Watt directed Fannie Mae and Freddie Mac to suspend the implementation of these guaranty fee changes pending further review by FHFA.
FHFA subsequently announced on June 5, 2014 that it was requesting public input on the guaranty fees that Fannie Mae and Freddie Mac charge lenders. FHFA’s request for input includes questions related to guaranty fee policy and implementation, including what factors and goals should be considered in setting guaranty fees, target return on capital and amount of capital required.
FHFA Determination Not to Reduce Current Conforming Loan Limits
In December 2013, FHFA requested public input on a plan to gradually reduce the conforming loan limits for one-family residences. FHFA’s announcement noted that reducing loan limits furthered its goal of contracting the market presence of Fannie Mae and Freddie Mac gradually over time, and was in line with President Obama’s August 2013 request that FHFA reduce loan limits in order to reduce the government’s footprint in the market. In areas where the statutory maximum loan limit for one-family residences is currently $417,000, FHFA’s plan would have reduced the loan limit to $400,000, a reduction of approximately 4%. The loan limit would be reduced by the same percentage in areas with higher limits. On May 13, 2014, Director Watt announced that FHFA will not use its authority as conservator to reduce current loan limits, indicating that the decision was motivated by concerns about how such a reduction could adversely impact the health of the current housing finance market.
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
Among other requirements, this Advisory Bulletin requires that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). For multifamily loans, the Advisory Bulletin requires that any portion of a loan balance that exceeds the amount secured by the fair value of the collateral, less costs to sell, for which there is no available and reliable source of repayment other than the sale of the underlying real estate collateral, to be classified as a “loss.” The Advisory Bulletin also requires us to charge off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loss reserves or as a reduction in our foreclosed property expenses. In May 2013, FHFA issued an additional Advisory Bulletin clarifying the implementation timeline for AB 2012-02, requiring that: (1) the asset classification provisions of AB 2012-02 should be implemented by January 1, 2014; and (2) the charge-off provisions of AB 2012-02 should be implemented no later than January 1, 2015. Effective January 1, 2014, we implemented the asset classification provisions of AB 2012-02, and we provide FHFA with this information on a quarterly basis.
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
We are working with FHFA to consider how the Advisory Bulletin may impact our credit risk management practices. During the past twelve months, approximately 40% of our first-time modifications were initiated after loans became 180 days delinquent. This is a result of a number of factors, including servicer backlogs, lack of borrower responsiveness to loss mitigation efforts, and extended foreclosure timelines, which affect the willingness of borrowers to engage regarding loss mitigation options. Given the current rate of modification activity after loans become 180 days delinquent, the benefit we expect from borrower re-performance is significant in estimating the losses for this population of loans. In July 2013, we introduced a streamlined modification program that may accelerate the timing of our modifications; however, we still expect a meaningful number of modifications to be initiated after our loans become 180 days past due. As we obtain incremental information on the performance of this program, we will enhance our loss estimates, as necessary, to reflect the change in the expected timing and volume of modifications.
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

Table 3 displays a summary of our condensed consolidated results of operations for the periods indicated.
Table 3: Summary of Condensed Consolidated Results of Operations

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2014	2013	Variance	2014	2013	Variance
	(Dollars in millions)
Net interest income	$4,904	$5,667	$(763)	$9,642	$11,971	$(2,329)
Fee and other income	383	485	(102)	4,738	1,053	3,685
Net revenues	5,287	6,152	(865)	14,380	13,024	1,356
Investment gains, net	506	290	216	652	408	244
Fair value (losses) gains, net	(934)	829	(1,763)	(2,124)	1,663	(3,787)
Administrative expenses	(697)	(626)	(71)	(1,369)	(1,267)	(102)
Credit-related income
Benefit for credit losses	1,639	5,383	(3,744)	2,413	6,340	(3,927)
Foreclosed property income	214	332	(118)	476	592	(116)
Total credit-related income	1,853	5,715	(3,862)	2,889	6,932	(4,043)
Other non-interest expenses(1)	(596)	(280)	(316)	(1,100)	(566)	(534)
Income before federal income taxes	5,419	12,080	(6,661)	13,328	20,194	(6,866)
(Provision) benefit for federal income taxes	(1,752)	(1,985)	233	(4,336)	48,586	(52,922)
Net income	3,667	10,095	(6,428)	8,992	68,780	(59,788)
Less: Net income attributable to noncontrolling interest	(1)	(11)	10	(1)	(11)	10
Net income attributable to Fannie Mae	$3,666	$10,084	$(6,418)	$8,991	$68,769	$(59,778)
Total comprehensive income attributable to Fannie Mae	$3,711	$10,250	$(6,539)	$9,408	$69,589	$(60,181)
__________

(1)	Consists of net other-than-temporary impairments, debt extinguishment gains, net, TCCA fees and other expenses, net.
Net Interest Income
We currently have two primary sources of net interest income: (1) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets; and (2) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties, which we refer to as mortgage loans of consolidated trusts.
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

Table 4: Analysis of Net Interest Income and Yield

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$288,904	$2,632	3.64%	$332,779	$3,209	3.86%
Mortgage loans of consolidated trusts	2,764,340	25,533	3.69	2,690,045	24,847	3.69
Total mortgage loans(1)	3,053,244	28,165	3.69	3,022,824	28,056	3.71
Mortgage-related securities	146,632	1,719	4.69	218,313	2,489	4.56
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(100,240)	(1,171)	4.67	(140,139)	(1,629)	4.65
Total mortgage-related securities, net	46,392	548	4.72	78,174	860	4.40
Non-mortgage securities(2)	34,410	9	0.10	53,711	13	0.10
Federal funds sold and securities purchased under agreements to resell or similar arrangements	28,731	6	0.08	72,228	22	0.12
Advances to lenders	2,896	18	2.46	5,452	27	1.96
Total interest-earning assets	$3,165,673	$28,746	3.63%	$3,232,389	$28,978	3.59%
Interest-bearing liabilities:
Short-term debt(3)	$80,682	$20	0.10%	$105,098	$36	0.14%
Long-term debt	403,082	2,129	2.11	508,768	2,552	2.01
Total short-term and long-term funding debt	483,764	2,149	1.78	613,866	2,588	1.69
Debt securities of consolidated trusts	2,818,331	22,864	3.25	2,772,111	22,352	3.23
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(100,240)	(1,171)	4.67	(140,139)	(1,629)	4.65
Total debt securities of consolidated trusts held by third parties	2,718,091	21,693	3.19	2,631,972	20,723	3.15
Total interest-bearing liabilities	$3,201,855	$23,842	2.98%	$3,245,838	$23,311	2.87%
Net interest income/net interest yield		$4,904	0.62%		$5,667	0.70%

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$292,493	$5,266	3.60%	$339,209	$7,039	4.15%
Mortgage loans of consolidated trusts	2,767,973	51,487	3.72	2,679,643	50,241	3.75
Total mortgage loans(1)	3,060,466	56,753	3.71	3,018,852	57,280	3.79
Mortgage-related securities	152,114	3,538	4.65	227,310	5,172	4.55
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(104,019)	(2,429)	4.67	(146,562)	(3,426)	4.68
Total mortgage-related securities, net	48,095	1,109	4.61	80,748	1,746	4.32
Non-mortgage securities(2)	34,020	15	0.09	48,325	26	0.11
Federal funds sold and securities purchased under agreements to resell or similar arrangements	31,050	11	0.07	71,023	49	0.14
Advances to lenders	3,054	37	2.41	5,767	57	1.97
Total interest-earning assets	$3,176,685	$57,925	3.65%	$3,224,715	$59,158	3.67%
Interest-bearing liabilities:
Short-term debt(3)	$71,856	$40	0.11%	$108,923	$78	0.14%
Long-term debt	422,727	4,474	2.12	511,339	5,227	2.04
Total short-term and long-term funding debt	494,583	4,514	1.83	620,262	5,305	1.71
Debt securities of consolidated trusts	2,820,316	46,198	3.28	2,763,662	45,308	3.28
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(104,019)	(2,429)	4.67	(146,562)	(3,426)	4.68
Total debt securities of consolidated trusts held by third parties	2,716,297	43,769	3.22	2,617,100	41,882	3.20
Total interest-bearing liabilities	$3,210,880	$48,283	3.01%	$3,237,362	$47,187	2.92%
Net interest income/net interest yield		$9,642	0.61%		$11,971	0.74%

	As of June 30,
	2014	2013
Selected benchmark interest rates(4)
3-month LIBOR	0.23%	0.27%
2-year swap rate	0.58	0.51
5-year swap rate	1.70	1.57
30-year Fannie Mae MBS par coupon rate	3.18	3.32
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $454 million and $981 million, respectively, for the second quarter and first half of 2014 compared with $718 million and $1.5 billion, respectively, for the second quarter and first half of 2013.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.

(4)	Data from IntercontinentalExchange Group, Inc., Thomson Reuters and Bloomberg L.P.

Table 5: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Six Months Ended
	June 30, 2014 vs. 2013			June 30, 2014 vs. 2013
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(577)	$(407)	$(170)	$(1,773)	$(904)	$(869)
Mortgage loans of consolidated trusts	686	686	—	1,246	1,646	(400)
Total mortgage loans	109	279	(170)	(527)	742	(1,269)
Total mortgage-related securities, net	(312)	(373)	61	(637)	(754)	117
Non-mortgage securities(2)	(4)	(5)	1	(11)	(7)	(4)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(16)	(11)	(5)	(38)	(20)	(18)
Advances to lenders	(9)	(15)	6	(20)	(31)	11
Total interest income	(232)	(125)	(107)	(1,233)	(70)	(1,163)
Interest expense:
Short-term debt(3)	(16)	(7)	(9)	(38)	(23)	(15)
Long-term debt	(423)	(553)	130	(753)	(932)	179
Total short-term and long-term funding debt	(439)	(560)	121	(791)	(955)	164
Total debt securities of consolidated trusts held by third parties	970	840	130	1,887	1,921	(34)
Total interest expense	531	280	251	1,096	966	130
Net interest income	$(763)	$(405)	$(358)	$(2,329)	$(1,036)	$(1,293)
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.
Net interest income decreased in the second quarter of 2014 compared with the second quarter of 2013, primarily due to a 21% decline in the average balance of our retained mortgage portfolio. The decrease in net interest income from our retained mortgage portfolio was partially offset by increased guaranty fee revenue, as loans with higher guaranty fees have become a larger part of our guaranty book of business. We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our MBS trusts on our balance sheet.
The decrease in net interest income in the first half of 2014 compared with the first half of 2013 was a result of the same factors that impacted our quarterly results described above. Additionally, the first half of 2013 included the recognition of $518 million of income from unamortized cost basis adjustments on loans repurchased by Bank of America as part of a resolution agreement that was entered into in January 2013.
Net interest yield decreased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 due to the decline in the percentage of net interest income from our retained mortgage portfolio, which has a higher net interest yield than the net interest yield from guaranty fees.
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. Fee and other income increased in the first half of 2014 compared with the first half of 2013 primarily as a result of $4.2 billion recognized as income in the first half of 2014 compared with $145 million in the first half of 2013, both resulting from settlement agreements resolving certain lawsuits relating to PLS sold to us. See “Legal Proceedings—FHFA Private-Label Mortgage-Related Securities Litigation” for additional information.

Fair Value (Losses) Gains, Net
Table 6 displays the components of our fair value gains and losses.
Table 6: Fair Value (Losses) Gains, Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Risk management derivatives fair value (losses) gains attributable to:
Net contractual interest expense accruals on interest rate swaps	$(257)	$(181)	$(456)	$(381)
Net change in fair value during the period	(679)	872	(1,420)	1,503
Total risk management derivatives fair value (losses) gains, net	(936)	691	(1,876)	1,122
Mortgage commitment derivatives fair value (losses) gains, net	(310)	497	(655)	628
Total derivatives fair value (losses) gains, net	(1,246)	1,188	(2,531)	1,750
Trading securities gains (losses), net	249	(228)	394	168
Other, net(1)	63	(131)	13	(255)
Fair value (losses) gains, net	$(934)	$829	$(2,124)	$1,663

			2014	2013
5-year swap rate:
As of January 1			1.79%	0.86%
As of March 31			1.80%	0.95%
As of June 30			1.70%	1.57%
10-year swap rate:
As of January 1			3.09%	1.84%
As of March 31			2.84%	2.01%
As of June 30			2.63%	2.70%
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value (Losses) Gains, Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. We recognized risk management derivative fair value losses in the second quarter and first half of 2014 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the periods. We recognized risk management derivative fair value gains in the second quarter and first half of 2013 primarily as a result of increases in the fair value of our pay-fixed derivatives due to increases in swap rates during the periods.
We present, by derivative instrument type, the fair value gains and losses, net on our derivatives for the three and six months ended June 30, 2014 and 2013 in “Note 9, Derivative Instruments.”

Mortgage Commitment Derivatives Fair Value (Losses) Gains, Net
We recognized fair value losses on our mortgage commitments in the second quarter and first half of 2014 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment period. We recognized fair value gains on our mortgage commitments in the second quarter and first half of 2013 primarily due to gains on commitments to sell mortgage-related securities as a result of a decrease in prices as interest rates increased during the commitment period.
Trading Securities Gains, Net
Gains from trading securities in the second quarter and first half of 2014 were driven by higher prices on securities primarily due to a decrease in interest rates, in addition to a narrowing of credit spreads on PLS.
Losses from trading securities in the second quarter of 2013 were primarily driven by lower prices on commercial mortgage-backed securities (“CMBS”) due to a widening of credit spreads and higher interest rates. Gains from trading securities in the first half of 2013 were primarily driven by higher prices on Alt-A and subprime PLS due to the narrowing of credit spreads on these securities as well as improvements in the credit outlook of certain financial guarantors of these securities in the first quarter of 2013. These gains were partially offset by the losses on CMBS in the second quarter of 2013.
Credit-Related Income
We refer to our benefit for loan losses and (benefit) provision for guaranty losses collectively as our “benefit for credit losses.” Credit-related income consists of our benefit for credit losses and foreclosed property income.
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
Table 7: Total Loss Reserves

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Allowance for loan losses	$39,067	$43,846
Reserve for guaranty losses(1)	1,384	1,449
Combined loss reserves	40,451	45,295
Allowance for accrued interest receivable	944	1,156
Allowance for preforeclosure property taxes and insurance receivable(2)	739	839
Total loss reserves	42,134	47,290
Fair value losses previously recognized on acquired credit-impaired loans(3)	10,573	11,316
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$52,707	$58,606
__________

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
Table 8 displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the periods indicated.

Table 8: Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$41,911	$56,461	$43,846	$58,795
Benefit for loan losses	(1,558)	(5,449)	(2,430)	(6,433)
Charge-offs(1)	(1,911)	(2,218)	(3,510)	(4,938)
Recoveries	458	572	849	1,844
Other(2)	167	277	312	375
Ending balance	$39,067	$49,643	$39,067	$49,643
Reserve for guaranty losses:
Beginning balance	$1,520	$1,203	$1,449	$1,231
(Benefit) provision for guaranty losses	(81)	66	17	93
Charge-offs	(49)	(39)	(77)	(95)
Recoveries	(6)	—	(5)	1
Ending balance	$1,384	$1,230	$1,384	$1,230
Combined loss reserves:
Beginning balance	$43,431	$57,664	$45,295	$60,026
Benefit for credit losses	(1,639)	(5,383)	(2,413)	(6,340)
Charge-offs(1)	(1,960)	(2,257)	(3,587)	(5,033)
Recoveries	452	572	844	1,845
Other(2)	167	277	312	375
Ending balance	$40,451	$50,873	$40,451	$50,873

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$39,984	$44,705
Multifamily	467	590
Total	$40,451	$45,295
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.40%	1.55%
Multifamily	0.24	0.29
Combined loss reserves as a percentage of:
Total guaranty book of business	1.32%	1.47%
Recorded investment in nonaccrual loans(3)	56.84	54.20

_________

(1)
Includes accrued interest of $75 million and $122 million for the three months ended June 30, 2014 and 2013, respectively, and $169 million and $237 million for the six months ended June 30, 2014 and 2013, respectively.

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
We recognized a benefit for credit losses of $1.6 billion in the second quarter of 2014 and $5.4 billion in the second quarter of 2013. We recognized a benefit for credit losses of $2.4 billion in the first half of 2014 and $6.3 billion in the first half of 2013. The following factors contributed to our benefit for credit losses in the second quarter and first half of 2014 and 2013:

•
Home prices increased by 2.7% in the second quarter of 2014 and 4.4% in the second quarter of 2013 and increased by 3.7% in the first half of 2014 and 6.1% in the first half of 2013. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that default, which reduces our total loss reserves and provision for credit losses.

•
The number of our seriously delinquent single-family loans declined 26% to approximately 357,000 as of June 30, 2014 from approximately 483,000 as of June 30, 2013, and the number of “early stage” delinquent loans (loans that are 30 to 89 days past due) declined 20% to approximately 329,000 as of June 30, 2014 from approximately 410,000 as of June 30, 2013. The reduction in the number of delinquent loans was due to home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. A decline in the number of loans becoming delinquent or seriously delinquent reduces our total loss reserves and provision for credit losses.

In the second quarter and first half of 2013, our benefit for credit losses was also driven by increases in the sales prices of our REO properties as a result of strong demand. In addition, in the second quarter of 2013, we updated the assumptions and data used to estimate our allowance for loans losses for individually impaired single-family loans, which resulted in a decrease to our allowance for loans losses.
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
Table 9: Troubled Debt Restructurings and Nonaccrual Loans

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
TDRs on accrual status:
Single-family	$144,911	$140,512
Multifamily	676	715
Total TDRs on accrual status	$145,587	$141,227
Nonaccrual loans:
Single-family	$69,550	$81,355
Multifamily	1,618	2,209
Total nonaccrual loans	$71,168	$83,564
Accruing on-balance sheet loans past due 90 days or more(1)	$642	$719

	For the Six Months Ended
	June 30,
	2014	2013
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$3,223	$3,730
Interest income recognized for the period(3)	3,064	3,029
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

Foreclosed Property Income
Foreclosed property income decreased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 due to a decrease in gains recognized on dispositions of our REO properties. During the second quarter and first half of 2014, we experienced a modest increase in REO prices compared with a significant increase in REO prices in the second quarter and first half of 2013. In addition, the amount of foreclosed property income recognized that is related to resolutions we entered into for representation and warranty matters and compensatory fees related to servicing matters decreased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013, partially offset by the recognition of outstanding deferred payment obligations from one of our mortgage insurers. For more information, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”
Credit Loss Performance Metrics
Our credit-related income should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonaccrual loans and TDRs, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 10 displays the components of our credit loss performance metrics as well as our single-family and multifamily initial charge-off severity rates.
Table 10: Credit Loss Performance Metrics

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2014			2013			2014			2013
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$1,508	19.7	bps	$1,685	22.2	bps	$2,743	17.8	bps	$3,188	21.0	bps
Foreclosed property income	(214)	(2.8)		(332)	(4.4)		(476)	(3.1)		(592)	(3.9)
Credit losses including the effect of fair value losses on acquired credit-impaired loans	1,294	16.9		1,353	17.8		2,267	14.7		2,596	17.1
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property income(2)	175	2.3		251	3.3		335	2.2		506	3.3
Credit losses and credit loss ratio	$1,469	19.2	bps	$1,604	21.1	bps	$2,602	16.9	bps	$3,102	20.4	bps
Credit losses attributable to:
Single-family	$1,497			$1,541			$2,624			$3,044
Multifamily	(28)			63			(22)			58
Total	$1,469			$1,604			$2,602			$3,102
Single-family initial charge-off severity rate(3)		18.89%			24.93%			19.62%			26.09%
Multifamily initial charge-off severity rate(3)		16.47%			30.07%			22.02%			28.06%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition. Single-family rate excludes charge-offs from short sales and third-party sales. Multifamily rate is net of risk-sharing agreements.

Credit losses decreased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 primarily due to lower REO acquisitions driven by lower delinquencies. In addition, in the first half of 2014, credit losses were positively impacted by the recovery of previously charged off loans resulting from a settlement agreement reached in the first quarter of 2014 with Lehman Brothers Holdings, Inc. (“Lehman Brothers”) related to representation and warranty matters. For more information on this agreement, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Other.”
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
Table 11: Single-Family Credit Loss Sensitivity(1)

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Gross single-family credit loss sensitivity	$8,330	$9,109
Less: Projected credit risk sharing proceeds	(1,008)	(1,062)
Net single-family credit loss sensitivity	$7,322	$8,047
Single-family loans in our retained mortgage portfolio and loans underlying Fannie Mae MBS	$2,802,989	$2,828,395
Single-family net credit loss sensitivity as a percentage of outstanding single-family loans in our retained mortgage portfolio and Fannie Mae MBS	0.26%	0.28%
__________

(1)
Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 98% of our total single-family guaranty book of business as of June 30, 2014 and December 31, 2013. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our retained mortgage portfolio or held by third parties), excluding certain whole loan Real Estate Mortgage Investment Conduits (“REMICs”) and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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
Other Non-Interest Expenses
Other non-interest expenses increased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 primarily due to an increase in TCCA fees. TCCA fees increased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 due to an increase in the percentage of loans in our single-family book of business subject to the TCCA. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.
Federal Income Taxes
We recognized a provision for federal income taxes of $1.8 billion in the second quarter of 2014 and $4.3 billion for the first half of 2014. We recognized a provision for federal income taxes of $2.0 billion in the second quarter of 2013 and a benefit for federal income taxes of $48.6 billion for the first half of 2013. In calculating our interim provision for federal income taxes, we use an estimate of our annual effective tax rate, which we update each quarter based on actual financial results and forward-looking estimates. In the first quarter of 2013, we released the substantial majority of the valuation allowance against our deferred tax assets, which fully offset the calculation of tax expense and resulted in the $50.6 billion benefit reported in the first quarter of 2013. See “MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets” in our 2013 Form 10-K for a discussion of the factors that led us to release our valuation allowance against our deferred tax assets in 2013.

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
In this section, we summarize our segment results for the second quarter and first half of 2014 and 2013 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 12, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
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

Table 12: Single-Family Business Results(1)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
	(Dollars in millions)
Net interest income (loss)(2)	$5	$(50)	$55	$(43)	$470	$(513)
Guaranty fee income(3)(4)	2,893	2,544	349	5,763	4,919	844
Credit-related income(5)	1,781	5,681	(3,900)	2,783	6,715	(3,932)
TCCA fees(4)	(335)	(233)	(102)	(657)	(419)	(238)
Other expenses(6)	(517)	(394)	(123)	(983)	(816)	(167)
Income before federal income taxes	3,827	7,548	(3,721)	6,863	10,869	(4,006)
(Provision) benefit for federal income taxes(7)	(1,133)	(1,050)	(83)	(2,060)	30,528	(32,588)
Net income attributable to Fannie Mae	$2,694	$6,498	$(3,804)	$4,803	$41,397	$(36,594)
Other key performance data:
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances(8)	$84,096	$206,978		$161,068	$428,843
Credit Guaranty Activity
Average single-family guaranty book of business(9)	$2,870,663	$2,838,865		$2,877,082	$2,837,002
Single-family effective guaranty fee rate (in basis points)(4)(10)	40.3	35.8		40.1	34.7
Single-family average charged guaranty fee on new acquisitions (in basis points)(4)(11)	62.6	56.9		62.8	55.7
Single-family serious delinquency rate, at end of period(12)	2.05%	2.77%		2.05%	2.77%
Market
Single-family mortgage debt outstanding, at end of period (total U.S. market)(13)	$9,851,321	$9,905,566		$9,851,321	$9,905,566
30-year mortgage rate, at end of period(14)	4.14%	4.46%		4.14%	4.46%
__________

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation.

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

(4)
Includes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

(5)	Consists of the benefit for credit losses and foreclosed property income.

(6)	Consists of investment (losses) gains, net, fair value losses, net, fee and other income, administrative expenses and other expenses.

(7)
The benefit for the first half of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Single-Family segment based on the nature of the item.

(8)	Consists of unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period.

(9)
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

(10)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

(11)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(12)
Calculated based on the number of single-family conventional loans that are 90 days or more past due or in the foreclosure process, divided by the number of loans in our single-family conventional guaranty book of business. We include single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(13)
Information labeled as of June 30, 2014 is as of March 31, 2014 and is based on the Federal Reserve’s June 2014 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(14)
Based on Freddie Mac’s Primary Mortgage Market Survey® rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

Pre-tax income decreased in the second quarter of 2014 compared with the second quarter of 2013 primarily due to a decrease in credit-related income, which was partially offset by an increase in guaranty fee income. Pre-tax income decreased in the first half of 2014 compared with the first half of 2013 primarily due to the factors discussed above as well as the recognition of a net interest loss in the first half of 2014 compared with net interest income in the first half of 2013.
Our credit-related income decreased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013. Our single-family credit-related results for the second quarter and first half of 2014 and 2013 were primarily driven by increases in home prices. In addition, in the second quarter and first half of 2013, our single-family credit-related income was driven by increases in the sales prices of our REO properties, as well as the impact of updates to the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans to reflect faster prepayment and lower default expectations for these loans, which resulted in a decrease to our allowance for loan losses. Our single-family credit-related income represents the substantial majority of our consolidated activity. We provide a discussion of our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related Income.”
Guaranty fee income and our effective guaranty fee rate increased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 as loans with higher guaranty fees have become a larger part of our single-family guaranty book of business due to the cumulative impact of guaranty fee price increases implemented in 2012 and also due to higher amortization income on loan level price adjustments.
In December 2011, Congress enacted the TCCA which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. This TCCA-related revenue is included in guaranty fee income, and the expense is recognized as “TCCA fees.” TCCA fees increased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013, as single-family loans acquired since the implementation of the TCCA-related guaranty fee increase constituted a larger portion of our single-family guaranty book of business in the second quarter and first half of 2014.
We recognized a net interest loss in the first half of 2014 compared with net interest income in the first half of 2013 primarily due to our resolution agreement with Bank of America during the first quarter of 2013, which resulted in the recognition of unamortized cost basis adjustments on the loans repurchased by Bank of America in that period.
We recognized a provision for federal income taxes in the first half of 2014 compared with a benefit for federal income taxes in the first half of 2013. The benefit for federal income taxes in the first half of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Single-Family segment.
Our single-family acquisition volume and single-family Fannie Mae MBS issuances decreased significantly in the second quarter and first half of 2014 as compared with the second quarter and first half of 2013; however, liquidations of loans from our single-family guaranty book of business also declined due to lower refinance activity. Accordingly, the size of our single-family guaranty book of business has remained relatively flat.
Our average charged guaranty fee on newly acquired single-family loans increased in the second quarter and first half of 2014 as compared with the second quarter and first half of 2013 primarily as the result of an increase in loan level price adjustments charged on our acquisitions in the second quarter and first half of 2014, as these acquisitions included a higher proportion of loans with higher LTV ratios or lower FICO credit scores than our acquisitions in the second quarter and first half of 2013.

Multifamily Business Results
Multifamily business results primarily reflect our multifamily guaranty business. Our multifamily business results also include activity relating to our low-income housing tax credit (“LIHTC”) investments and equity investments. Although we are not currently making new LIHTC or equity investments, we continue to make contractually required contributions for our legacy investments. Activity from multifamily products is also reflected in the Capital Markets group results, which include net interest income related to multifamily loans and securities held in our retained mortgage portfolio, gains and losses from the sale of multifamily Fannie Mae MBS, mortgage loans and re-securitizations, and other miscellaneous income.
Table 13 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Other items that impact income or loss primarily include credit-related income (expense) and administrative expenses.

Table 13: Multifamily Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
	(Dollars in millions)
Guaranty fee income(1)	$317	$300	$17	$628	$591	$37
Fee and other income	31	38	(7)	55	89	(34)
Gains from partnership investments(2)	34	104	(70)	79	163	(84)
Credit-related income(3)	72	34	38	106	217	(111)
Other expenses(4)	(69)	(80)	11	(162)	(153)	(9)
Income before federal income taxes	385	396	(11)	706	907	(201)
(Provision) benefit for federal income taxes(5)	(9)	(10)	1	—	7,978	(7,978)
Net income attributable to Fannie Mae	$376	$386	$(10)	$706	$8,885	$(8,179)
Other key performance data:
Securitization Activity/New Business
Multifamily new business volume(6)	$4,643	$7,765		$8,163	$15,981
Multifamily units financed from new business volume	93,000	140,000		165,000	283,000
Multifamily Fannie Mae MBS issuances(7)	$5,519	$8,201		$10,398	$17,275
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$3,161	$2,972		$6,423	$6,208
Multifamily Fannie Mae MBS outstanding, at end of period(8)	$153,246	$140,182		$153,246	$140,182
Credit Guaranty Activity
Average multifamily guaranty book of business(9)	$198,302	$205,466		$199,074	$205,704
Multifamily effective guaranty fee rate (in basis points)(10)	63.9	58.4		63.1	57.5
Multifamily credit loss ratio (in basis points)(11)	(5.6)	12.3		(2.2)	5.6
Multifamily serious delinquency rate, at end of period	0.10%	0.28%		0.10%	0.28%
Percentage of multifamily guaranty book of business with credit enhancement, at end of period	92%	91%		92%	91%
Fannie Mae percentage of total multifamily mortgage debt outstanding, at end of period(12)	20%	21%		20%	21%
Portfolio Data
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(13)	$136	$178		$257	$376
Average Fannie Mae multifamily mortgage loans and Fannie Mae MBS in Capital Markets group’s portfolio(14)	$50,934	$78,409		$53,870	$82,166
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

(5)
The benefit for the first half of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Multifamily segment based on the nature of the item.

(6)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period.

(7)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $905 million and $602 million for the three months ended June 30, 2014 and 2013, respectively, and $2.3 billion and $1.4 billion for the six months ended June 30, 2014 and 2013, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $44 million for the six months ended June 30, 2013. We did not have any conversions of adjustable-rate loans to fixed-rate loans or DMBS to MBS during the first half of 2014 or the second quarter of 2013.

(8)
Includes $18.4 billion and $25.0 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of June 30, 2014 and 2013, respectively, and $1.2 billion of Fannie Mae MBS collateralized by bonds issued by state and local housing finance agencies as of June 30, 2014 and 2013.

(9)
Our Multifamily guaranty book of business consists of (a) multifamily mortgage loans of Fannie Mae, (b) multifamily mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on multifamily mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(10)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(11)
Calculated based on annualized Multifamily segment credit losses divided by the average multifamily guaranty book of business, expressed in basis points. The credit loss ratio may be negative as a result of recoveries on previously charged off amounts.

(12)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of June 30, 2014 is as of March 31, 2014 and is based on the Federal Reserve’s June 2014 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(13)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets group on multifamily loans in our retained mortgage portfolio.

(14)	Based on unpaid principal balance.
Pre-tax income decreased slightly in the second quarter of 2014 compared with the second quarter of 2013 primarily due to a decrease in gains on partnership investments, partially offset by increases in credit-related income and guaranty fee income. Pre-tax income decreased in the first half of 2014 compared with the first half of 2013 primarily due to decreases in gains on partnership investments and credit-related income, partially offset by an increase in guaranty fee income.
Credit-related income increased in the second quarter of 2014 compared with the second quarter of 2013 primarily due to an increase in gains recognized on dispositions of our REO properties. Credit-related income decreased in the first half of 2014 compared with the first half of 2013 primarily as a result of smaller improvements in default and loss severity trends in the first half of 2014 compared with the first half of 2013.
Guaranty fee income increased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Gains from partnership investments decreased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 primarily as a result of lower sales activity.
The benefit for federal income taxes in the first half of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Multifamily segment.
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
Table 14: Capital Markets Group Results(1)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
	(Dollars in millions)
Net interest income(2)	$1,917	$2,680	$(763)	$3,747	$5,422	$(1,675)
Investment gains, net(3)	1,648	898	750	2,984	2,247	737
Fair value (losses) gains, net(4)	(1,098)	841	(1,939)	(2,435)	1,716	(4,151)
Fee and other income	136	255	(119)	4,269	604	3,665
Other expenses(5)	(444)	(434)	(10)	(905)	(869)	(36)
Income before federal income taxes	2,159	4,240	(2,081)	7,660	9,120	(1,460)
(Provision) benefit for federal income taxes(6)	(610)	(925)	315	(2,276)	10,080	(12,356)
Net income attributable to Fannie Mae	$1,549	$3,315	$(1,766)	$5,384	$19,200	$(13,816)
__________

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation.

(2)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $678 million and $1.0 billion for the three months ended June 30, 2014 and 2013, respectively, and $1.4 billion and $2.1 billion for the six months ended June 30, 2014 and 2013, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(3)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(4)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(5)
Includes allocated guaranty fee expense, debt extinguishment gains (losses), net, administrative expenses, net other-than-temporary impairments and other (expenses) income. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

(6)
The benefit for the first half of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Capital Markets group based on the nature of the item.

Pre-tax income decreased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 primarily due to fair value losses recognized in the second quarter and first half of 2014 compared with fair value gains recognized in the second quarter and first half of 2013 and a decrease in net interest income, partially offset by an increase in investment gains. Additionally, the decrease in pre-tax income in the first half of 2014 compared with the first half of 2013 was partially offset by an increase in fee and other income.
Fair value losses in the second quarter and first half of 2014 were primarily due to fair value losses on our risk management derivatives. The derivatives fair value gains and losses that are reported for the Capital Markets group are consistent with the gains and losses reported in our condensed consolidated statements of operations and comprehensive income. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value (Losses) Gains, Net.”
The decrease in net interest income in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury.

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
Investment gains increased in the second quarter and first half of 2014 compared with the second quarter and first half of 2013 primarily due to gains on the sale of PLS.
Fee and other income increased in the first half of 2014 compared with the first half of 2013 primarily as a result of income in the first quarter of 2014 resulting from settlement agreements resolving certain lawsuits relating to PLS sold to us. See “Legal Proceedings—FHFA Private-Label Mortgage-Related Securities Litigation” in this report and in our First Quarter 2014 Form 10-Q for additional information.
We recognized a provision for federal income taxes in the first half of 2014 compared with a benefit for federal income taxes in the first half of 2013. The benefit for federal income taxes in the first half of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Capital Markets group.
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
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Under the agreement, the maximum allowable amount of mortgage assets we are permitted to own as of December 31, 2014 is $469.6 billion. As we reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will decrease. As of June 30, 2014, we owned $452.8 billion in mortgage assets, compared with $490.7 billion as of December 31, 2013. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2013 Form 10-K.

Table 15 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.
Table 15: Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Mortgage loans:
Beginning balance	$305,989	$351,999	$314,664	$371,708
Purchases	36,346	67,667	67,246	139,931
Securitizations(2)	(30,598)	(56,760)	(57,141)	(121,547)
Liquidations and sales(3)	(13,054)	(19,164)	(26,086)	(46,350)
Mortgage loans, ending balance	298,683	343,742	298,683	343,742

Mortgage securities:
Beginning balance	161,723	245,780	176,037	261,346
Purchases(4)	4,516	9,722	8,046	19,184
Securitizations(2)	30,598	56,760	57,141	121,547
Sales	(35,845)	(75,853)	(73,087)	(151,060)
Liquidations(3)	(6,903)	(14,953)	(14,048)	(29,561)
Mortgage securities, ending balance	154,089	221,456	154,089	221,456
Total Capital Markets group’s mortgage portfolio	$452,772	$565,198	$452,772	$565,198
__________

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 16 displays the composition of the Capital Markets group’s mortgage portfolio as of June 30, 2014 and December 31, 2013.
Table 16: Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	June 30,	December 31,
	2014	2013
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans:
Government insured or guaranteed	$38,053	$39,399
Conventional:
Long-term, fixed-rate	210,788	215,945
Intermediate-term, fixed-rate	8,038	8,385
Adjustable-rate	11,435	13,171
Total single-family conventional	230,261	237,501
Total single-family loans	268,314	276,900
Multifamily loans:
Government insured or guaranteed	256	267
Conventional:
Long-term, fixed-rate	2,160	2,687
Intermediate-term, fixed-rate	21,444	27,325
Adjustable-rate	6,509	7,485
Total multifamily conventional	30,113	37,497
Total multifamily loans	30,369	37,764
Total Capital Markets group’s mortgage loans	298,683	314,664
Capital Markets group’s mortgage-related securities:
Fannie Mae	114,396	129,841
Freddie Mac	7,387	8,124
Ginnie Mae	680	899
Alt-A private-label securities	9,362	11,153
Subprime private-label securities	9,840	12,322
CMBS	3,839	3,983
Mortgage revenue bonds	5,365	6,319
Other mortgage-related securities	3,220	3,396
Total Capital Markets group’s mortgage-related securities(2)	154,089	176,037
Total Capital Markets group’s mortgage portfolio	$452,772	$490,701
__________

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $160.7 billion and $179.5 billion as of June 30, 2014 and December 31, 2013, respectively.
The Capital Markets group’s mortgage portfolio decreased as of June 30, 2014 compared with December 31, 2013, primarily due to sales and liquidations outpacing purchases in the first half of 2014. Purchase activity declined in the first half of 2014 compared with the first half of 2013 primarily due to fewer loan purchases as a result of an increase in mortgage interest rates.

The loans we purchased in the first half of 2014 included $9.7 billion in delinquent loans we purchased from our single-family MBS trusts. As a result of purchasing delinquent loans from MBS trusts as they become four or more consecutive monthly payments delinquent and decreasing our retained mortgage portfolio to meet the requirements of the senior preferred stock purchase agreement, an increasing portion of the Capital Markets group’s mortgage portfolio is comprised of loans restructured in a TDR and nonaccrual loans. Table 17 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio as of June 30, 2014 and December 31, 2013.
Table 17: Capital Markets Group’s Mortgage Portfolio

	As of
	June 30, 2014		December 31, 2013
	Unpaid Principal Balance	Percent of total	Unpaid Principal Balance	Percent of total
	(Dollars in millions)
TDRs on accrual status	$140,957	31%	$136,237	28%
Nonaccrual loans	64,451	14	75,006	15
All other mortgage-related assets	247,364	55	279,458	57
Total Capital Markets group’s mortgage portfolio	$452,772	100%	$490,701	100%

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets as of the dates indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 18 displays a summary of our condensed consolidated balance sheets as of the dates indicated.
Table 18: Summary of Condensed Consolidated Balance Sheets

	As of
	June 30, 2014	December 31, 2013	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$37,547	$58,203	$(20,656)
Restricted cash	29,587	28,995	592
Investments in securities(1)	60,656	68,939	(8,283)
Mortgage loans:
Of Fannie Mae	285,209	300,508	(15,299)
Of consolidated trusts	2,758,644	2,769,578	(10,934)
Allowance for loan losses	(39,067)	(43,846)	4,779
Mortgage loans, net of allowance for loan losses	3,004,786	3,026,240	(21,454)
Deferred tax assets, net	44,809	47,560	(2,751)
Other assets(2)	41,432	40,171	1,261
Total assets	$3,218,817	$3,270,108	$(51,291)
Liabilities and equity
Debt:
Of Fannie Mae	$477,535	$529,434	$(51,899)
Of consolidated trusts	2,712,010	2,705,089	6,921
Other liabilities(3)	23,160	25,994	(2,834)
Total liabilities	3,212,705	3,260,517	(47,812)
Total equity(4)	6,112	9,591	(3,479)
Total liabilities and equity	$3,218,817	$3,270,108	$(51,291)
__________

(1)
Includes $13.1 billion as of June 30, 2014 and $16.3 billion as of December 31, 2013 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 26: Cash and Other Investments Portfolio.”

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

Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 19 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated. We classify PLS as Alt-A, subprime or CMBS if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty (which we refer to as “wraps”).
Table 19: Summary of Mortgage-Related Securities at Fair Value

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$11,708	$12,443
Freddie Mac	7,968	8,681
Ginnie Mae	762	995
Alt-A private-label securities	7,875	8,865
Subprime private-label securities	6,987	8,516
CMBS	4,149	4,324
Mortgage revenue bonds	5,203	5,821
Other mortgage-related securities	2,921	2,988
Total	$47,573	$52,633

The decrease in mortgage-related securities at fair value from December 31, 2013 to June 30, 2014 was primarily driven by a decrease in PLS due to the transfer of certain PLS to Bank of America as a result of our settlement agreement with Bank of America in the first quarter of 2014, in addition to the sale of other PLS during the first half of 2014.
Mortgage Loans
The decrease in mortgage loans, net of the allowance for loan losses, in the first half of 2014 was primarily due to liquidations outpacing acquisition volumes. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. The decrease in debt of Fannie Mae in the first half of 2014 was primarily driven by lower funding needs. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificate holders. The increase in debt of consolidated trusts in the first half of 2014 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Total Equity
Total equity decreased as of June 30, 2014 compared with December 31, 2013 due to our payment of senior preferred stock dividends to Treasury during the first half of 2014, partially offset by comprehensive income recognized during the first half of 2014.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS
As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.
Table 20 summarizes changes in our stockholders’ equity reported in our GAAP condensed consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the six months ended June 30, 2014. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 16, Fair Value.”
Table 20: Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets

For the Six Months Ended June 30, 2014
(Dollars in millions)
GAAP condensed consolidated balance sheets:
Fannie Mae stockholders’ equity as of December 31, 2013(1)	$9,541
Total comprehensive income	9,409
Senior preferred stock dividend paid	(12,882)
Other	(6)
Fannie Mae stockholders’ equity as of June 30, 2014(1)	$6,062
Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2013	$(33,368)
Senior preferred stock dividend paid based on our net worth as of March 31, 2014	(5,692)
Senior preferred stock dividends payable(2)	(3,712)
Change in estimated fair value of net assets excluding the senior preferred stock dividend	30,882
Increase in estimated fair value of net assets, net	21,478
Estimated fair value of net assets as of June 30, 2014	$(11,890)
__________

(1)
Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total equity” amount reported in our condensed consolidated balance sheets, which consists of “Total Fannie Mae stockholders’ equity” and “Noncontrolling interest.”

(2)
Represents the dividend we expect to pay Treasury in the third quarter of 2014 on the senior preferred stock, which, for purposes of our non-GAAP fair value balance sheets, we present as a liability. Under the terms of the senior preferred stock, effective January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the immediately preceding fiscal quarter over an applicable capital reserve amount. The applicable capital reserve amount is $2.4 billion for all quarterly dividend periods in 2014 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.

During the first half of 2014, the estimated fair value of our net assets (excluding the senior preferred stock dividend) increased by approximately $31 billion. This increase was due to an improvement in credit-related items, mostly driven by lower delinquencies and a decline in our legacy book of business, which reduced our expected losses, while the fair value of our non-performing loans improved due to limited supply and higher market demand.
Also contributing to the increase in the estimated fair value of our net assets was income from the interest spread between our mortgage assets and associated debt and derivatives and the resolution of certain lawsuits relating to PLS sold to us.
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

Table 21: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of June 30, 2014					As of December 31, 2013
	GAAP Carrying Value	Fair Value Adjustment(1)		Estimated Fair Value		GAAP Carrying Value	Fair Value Adjustment(1)		Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$50,434	$—		$50,434		$48,223	$—		$48,223
Federal funds sold and securities purchased under agreements to resell or similar arrangements	16,700	—		16,700		38,975	—		38,975
Trading securities	26,630	—		26,630		30,768	—		30,768
Available-for-sale securities	34,026	—		34,026		38,171	—		38,171
Mortgage loans:
Mortgage loans held for sale	625	36		661		380	—		380
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	247,966	446		248,412		259,638	(13,758)		245,880
Of consolidated trusts	2,756,195	55,776	(2)(3)	2,811,971		2,766,222	(20,080)	(2)(3)	2,746,142
Total mortgage loans	3,004,786	56,258		3,061,044	(4)	3,026,240	(33,838)		2,992,402	(4)
Advances to lenders	4,741	(16)		4,725	(5)	3,727	(39)		3,688	(5)
Derivative assets at fair value	1,264	—		1,264	(5)	2,073	—		2,073	(5)
Guaranty assets and buy-ups, net	253	513		766	(5)	267	439		706	(5)
Total financial assets	3,138,834	56,755		3,195,589	(6)	3,188,444	(33,438)		3,155,006	(6)
Credit enhancements	546	611		1,157	(5)	548	984		1,532	(5)
Deferred tax assets, net	44,809	—		44,809	(7)	47,560	—		47,560	(7)
Other assets	34,628	(240)		34,388	(5)	33,556	(235)		33,321	(5)
Total assets	$3,218,817	$57,126		$3,275,943		$3,270,108	$(32,689)		$3,237,419

Liabilities:
Short-term debt:
Of Fannie Mae	$90,926	$9		$90,935		$72,295	$9		$72,304
Of consolidated trusts	1,844	—		1,844		2,154	—		2,154
Long-term debt:
Of Fannie Mae	386,609	12,595		399,204		457,139	8,409		465,548
Of consolidated trusts	2,710,166	59,008	(2)	2,769,174		2,702,935	(5,349)	(2)	2,697,586
Derivative liabilities at fair value	736	—		736	(8)	1,469	—		1,469	(8)
Guaranty obligations	453	1,596		2,049	(8)	485	1,948		2,433	(8)
Total financial liabilities	3,190,734	73,208		3,263,942	(6)	3,236,477	5,017		3,241,494	(6)
Senior preferred stock dividend(9)	—	3,712		3,712		—	7,191		7,191
Other liabilities	21,971	(1,842)		20,129	(8)	24,040	(1,988)		22,052	(8)
Total liabilities	3,212,705	75,078		3,287,783		3,260,517	10,220		3,270,737
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(10)	117,149	—		117,149		117,149	—		117,149
Preferred	19,130	(11,559)		7,571		19,130	(13,004)		6,126
Common	(130,217)	(6,393)		(136,610)		(126,738)	(29,905)		(156,643)
Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$6,062	$(17,952)		$(11,890)		$9,541	$(42,909)		$(33,368)
Noncontrolling interest	50	—		50		50	—		50
Total equity (deficit)	6,112	(17,952)		(11,840)		9,591	(42,909)		(33,318)
Total liabilities and equity (deficit)	$3,218,817	$57,126		$3,275,943		$3,270,108	$(32,689)		$3,237,419

__________
Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)
Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	Fair value of consolidated trust loans is impacted by credit risk, which has no corresponding impact on the consolidated trust debt.

(3)	Includes the estimated fair value of our liability to Treasury for TCCA-related guaranty fee payments over the expected life of the loans.

(4)
Performing loans had a fair value of $3.0 trillion and an unpaid principal balance of $2.9 trillion as of June 30, 2014 compared with a fair value and an unpaid principal balance of $2.9 trillion as of December 31, 2013. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $97.7 billion and an unpaid principal balance of $127.2 billion as of June 30, 2014, compared with a fair value of $103.8 billion and an unpaid principal balance of $149.3 billion as of December 31, 2013. See “Note 16, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)
“Other assets” include (a) Accrued interest receivable, net and (b) Acquired property, net as reported in our GAAP consolidated balance sheets. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $6.8 billion and $6.6 billion as of June 30, 2014 and December 31, 2013, respectively.

(6)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 16, Fair Value.”

(7)	The amount included in “estimated fair value” of deferred tax assets, net represents the GAAP carrying value and does not reflect fair value.

(8)
“Other liabilities” include Accrued interest payable as reported in our GAAP consolidated balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $1.2 billion and $2.0 billion as of June 30, 2014 and December 31, 2013.

(9)	Represents the dividend we expect to pay to Treasury in the subsequent quarter on the senior preferred stock, which, for purposes of our non-GAAP fair balance sheets, we present as a liability.

(10)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value and does not reflect fair value.

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
Table 22: Activity in Debt of Fannie Mae

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$62,274	$47,154	$94,712	$131,865
Weighted-average interest rate	0.06%	0.10%	0.06%	0.12%
Long-term:
Amount	$5,100	$38,589	$13,160	$101,297
Weighted-average interest rate	1.95%	1.05%	1.75%	1.02%
Total issued:
Amount	$67,374	$85,743	$107,872	$233,162
Weighted-average interest rate	0.20%	0.52%	0.26%	0.51%
Paid off during the period:(1)
Short-term:
Amount	$36,826	$59,841	$76,098	$134,260
Weighted-average interest rate	0.08%	0.13%	0.08%	0.14%
Long-term:
Amount	$35,282	$53,309	$84,399	$111,960
Weighted-average interest rate	1.68%	1.68%	1.78%	1.92%
Total paid off:
Amount	$72,108	$113,150	$160,497	$246,220
Weighted-average interest rate	0.86%	0.86%	0.97%	0.95%

__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Debt issuances decreased during the second quarter and first half of 2014 compared with the second quarter and first half of 2013 primarily due to lower funding needs as our retained mortgage portfolio decreased. Redemptions of callable debt decreased during the second quarter and first half of 2014 compared with the second quarter and first half of 2013 due to higher interest rates.
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
Our outstanding short-term debt, as a percentage of our total outstanding debt, was 19% as of June 30, 2014 compared with 14% as of December 31, 2013. The weighted-average interest rate on our long-term debt increased to 2.21% as of June 30, 2014 from 2.14% as of December 31, 2013.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $663.0 billion in 2014. As of June 30, 2014, our aggregate indebtedness totaled $481.6 billion, which was $181.4 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 23 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 23: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	June 30, 2014			December 31, 2013
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Short-term debt:
Fixed-rate:
Discount notes	—	$90,926	0.10%	—	$71,933	0.12%
Foreign exchange discount notes	—	—	—	—	362	1.07
Total short-term debt of Fannie Mae		90,926	0.10		72,295	0.13
Debt of consolidated trusts	—	1,844	0.10	—	2,154	0.09
Total short-term debt		$92,770	0.10%		$74,449	0.13%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2014 - 2030	$186,556	2.40%	2014 - 2030	$212,234	2.45%
Medium-term notes(2)	2014 - 2024	124,483	1.36	2014 - 2023	161,445	1.28
Foreign exchange notes and bonds	2021 - 2028	680	5.25	2021 - 2028	682	5.41
Other(3)	2014 - 2038	36,061	5.02	2014 - 2038	38,444	4.99
Total senior fixed		347,780	2.31		412,805	2.24
Senior floating:
Medium-term notes(2)	2014 - 2019	31,493	0.18	2014 - 2019	38,441	0.20
Other(3)(4)	2020 - 2037	3,432	3.18	2020 - 2037	955	5.18
Total senior floating		34,925	0.46		39,396	0.32
Subordinated fixed:
Qualifying subordinated	—	—	—	2014	1,169	5.27
Subordinated debentures	2019	3,674	9.92	2019	3,507	9.92
Total subordinated fixed		3,674	9.92		4,676	8.76
Secured borrowings(5)	2021 - 2022	230	1.88	2021 - 2022	262	1.86
Total long-term debt of Fannie Mae		386,609	2.21		457,139	2.14
Debt of consolidated trusts(3)	2014 - 2054	2,710,166	3.17	2014 - 2053	2,702,935	3.26
Total long-term debt		$3,096,775	3.05%		$3,160,074	3.10%
Outstanding callable debt of Fannie Mae(6)		$125,366	1.70%		$168,397	1.59%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.1 billion and $4.9 billion as of June 30, 2014 and December 31, 2013, respectively. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts and premiums, other cost basis adjustments, fair value adjustments and debt of consolidated trusts, totaled $481.7 billion and $534.3 billion as of June 30, 2014 and December 31, 2013, respectively.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

(4)	Includes credit risk sharing securities issued under our Connecticut Avenue Securities series, which transfers some of the credit risk on our mortgage loans to the investors in these securities.

(5)	Represents remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(6)
Consists of the unpaid principal balance of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date.

Maturity Profile of Outstanding Debt of Fannie Mae
Table 24 displays the maturity profile, as of June 30, 2014, of our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption. Our outstanding debt maturing within one year, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 33% as of June 30, 2014 and 31% as of December 31, 2013. The weighted-average maturity of our outstanding debt that is maturing within one year was 110 days as of June 30, 2014, compared with 151 days as of December 31, 2013.
Table 24: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
_______

(1)
Includes unamortized discounts and premiums and other cost basis adjustments of $62 million as of June 30, 2014. Excludes debt of consolidated trusts maturing within one year of $3.4 billion as of June 30, 2014.

Table 25 displays the maturity profile, as of June 30, 2014, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 58 months as of June 30, 2014 and approximately 59 months as of December 31, 2013.

Table 25: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
________

(1)
Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.1 billion as of June 30, 2014. Excludes debt of consolidated trusts of $2.7 trillion as of June 30, 2014.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Cash and Other Investments Portfolio
Our cash and other investments portfolio decreased from December 31, 2013 to June 30, 2014. This decrease was primarily driven by lower liquidity needs as our retained mortgage portfolio decreased. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.
Table 26 displays information on the composition of our cash and other investments portfolio as of the dates indicated.
Table 26: Cash and Other Investments Portfolio

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Cash and cash equivalents	$20,847	$19,228
Federal funds sold and securities purchased under agreements to resell or similar arrangements	16,700	38,975
U.S. Treasury securities(1)	13,083	16,306
Total cash and other investments	$50,630	$74,509
__________

(1)	Excludes U.S. Treasury securities that had a maturity at the date of acquisition of three months or less and would therefore be included in cash and cash equivalents.
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
Table 27 displays the credit ratings issued by the three major credit rating agencies as of July 30, 2014.
Table 27: Fannie Mae Credit Ratings

As of July 30, 2014
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Subordinated debt	AA-	Aa2	AA-
Preferred stock	D	Ca	C/RR6
Outlook	Stable	Stable	Stable
	(for Long-Term Senior Debt and Subordinated Debt)	(for Long-Term Senior Debt and Preferred Stock)	(for AAA rated Long-Term Issuer Default Rating)
In March 2014, Fitch removed the Rating Watch Negative that was previously placed on our long-term senior debt, short-term senior debt, and subordinated debt ratings, following a similar action on the debt ratings of the U.S. government. Fitch also affirmed our ‘AAA’ Long-term Issuer Default Ratings (IDRs) and the rating outlook is Stable.
Cash Flows
Six Months Ended June 30, 2014. Cash and cash equivalents increased by $1.6 billion from $19.2 billion as of December 31, 2013 to $20.8 billion as of June 30, 2014. This increase in the balance was primarily driven by cash provided by (1) the sale of our REO inventory, (2) the sale of Fannie Mae MBS and (3) proceeds from repayments of loans.
Partially offsetting these cash inflows were cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs and (2) the payment of dividends to Treasury.
Six Months Ended June 30, 2013. Cash and cash equivalents increased by $3.6 billion from $21.1 billion as of December 31, 2012 to $24.7 billion as of June 30, 2013. This increase in the balance was primarily driven by cash provided by (1) the sale of Fannie Mae MBS, (2) proceeds from repayments of loans of Fannie Mae, (3) the sale of our REO inventory and (4) proceeds from resolution and settlement agreements related to representation and warranty, compensatory fee, and PLS matters.
Partially offsetting these cash inflows were cash outflows from (1) the payment of dividends to Treasury, (2) the acquisition of delinquent loans out of MBS trusts and (3) payments to redeem debt, which outpaced issuances due to lower funding needs as we reduced our retained mortgage portfolio.
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of our core capital over statutory minimum capital was $140.0 billion as of June 30, 2014 and $137.3 billion as of December 31, 2013.
Under the terms of the senior preferred stock, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve amount. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $3.7 billion by September 30, 2014.
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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2014. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of June 30, 2014 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. For additional information, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement” in our 2013 Form 10-K.
Our second quarter 2014 dividend of $5.7 billion was declared by FHFA and subsequently paid by us on June 30, 2014. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount is $2.4 billion for dividend periods in 2014 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the third quarter of 2014 of $3.7 billion by September 30, 2014. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.
See “Risk Factors” in our 2013 Form 10-K for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2013 Form 10-K for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $42.6 billion as of June 30, 2014 and $44.3 billion as of December 31, 2013.
For a description of our off-balance sheet arrangements, see “MD&A—Off-Balance Sheet Arrangements” in our 2013 Form 10-K.

RISK MANAGEMENT
Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively monitor and manage these risks by using an established risk management framework. In addition to our exposure to credit, market and operational risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Legislative and Regulatory Developments—Housing Finance Reform and the Role of the GSEs” and “Risk Factors” in this report, in “MD&A—Legislative Regulatory Developments—Housing Finance Reform” in our First Quarter 2014 Form 10-Q and in “Business—Housing Finance Reform” in our 2013 Form 10-K. This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could affect our ability to retain and hire qualified employees.
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
Mortgage Credit Book of Business
Table 28 displays the composition of our mortgage credit book of business as of the dates indicated. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of June 30, 2014 and December 31, 2013.
Table 28: Composition of Mortgage Credit Book of Business(1)

	As of
	June 30, 2014			December 31, 2013
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,835,560	$181,295	$3,016,855	$2,862,306	$183,891	$3,046,197
Unconsolidated Fannie Mae MBS, held by third parties(3)	12,410	1,288	13,698	12,430	1,314	13,744
Other credit guarantees(4)	13,969	14,982	28,951	15,183	15,414	30,597
Guaranty book of business	$2,861,939	$197,565	$3,059,504	$2,889,919	$200,619	$3,090,538
Agency mortgage-related securities(5)	8,050	18	8,068	8,992	32	9,024
Other mortgage-related securities(6)	22,850	8,776	31,626	27,563	9,640	37,203
Mortgage credit book of business	$2,892,839	$206,359	$3,099,198	$2,926,474	$210,291	$3,136,765
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,801,894	$195,936	$2,997,830	$2,827,169	$198,906	$3,026,075
Government Guaranty Book of Business(8)	$60,045	$1,629	$61,674	$62,750	$1,713	$64,463
__________

(1)	Based on unpaid principal balance.

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
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of June 30, 2014 and December 31, 2013. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2013 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
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
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter®, our proprietary automated underwriting system which measures credit risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. For information on our single-family acquisition and servicing policies and on our underwriting and servicing standards, see “MD&A—Risk Management—Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2013 Form 10-K.
Table 29 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of June 30, 2014 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008. We initiated underwriting and eligibility changes that became effective for deliveries in late 2008 and 2009 that focused on strengthening our underwriting and eligibility standards to promote sustainable homeownership.

Table 29: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of June 30, 2014
	Percentage of New Book	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%(3)	Serious Delinquency Rate(4)
New Single-Family Book of Business:
HARP(5)	14%	11%	87%	20%	0.89%
Other Refi Plus(6)	11	9	51	*	0.33
Total Refi Plus	25	20	72	11	0.61
Non-Refi Plus(7)	75	59	59	*	0.22
Total New Single-Family Book of Business(8)	100%	79	62	3	0.33
Legacy Book of Business:
2005-2008		14	82	23	8.45
2004 and prior		7	48	2	3.28
Total Single-Family Book of Business		100%	64%	6%	2.05%
__________
* Represents less than 0.5%

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of June 30, 2014.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The majority of loans in our new single-family book of business as of June 30, 2014 with mark-to-market LTV ratios over 100% were loans acquired under the Administration’s Home Affordable Refinance Program. See “HARP and Refi Plus Loans” below for more information on our recent acquisitions of loans with high LTV ratios.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the June 30, 2014 serious delinquency rates of loans in our legacy book of business. The serious delinquency rate as of June 30, 2014 for loans we acquired in 2009, the oldest vintage in our new book of business, was 1.02%.

(5)
HARP loans have LTV ratios at origination in excess of 80%. In the fourth quarter of 2012, we revised our presentation of the data to reflect all loans under our Refi Plus program with LTV ratios at origination in excess of 80% as HARP loans. Previously we did not reflect loans that were backed by second homes or investor properties as HARP loans.

(6)	Other Refi Plus includes all other Refi Plus loans that are not HARP loans.

(7)	Includes other refinancings and home purchase mortgages.

(8)	Refers to single-family mortgage loans we have acquired since the beginning of 2009.
As part of our credit risk management process, we review random samples of performing loans soon after acquisition in order to identify loans that may not have met our underwriting or eligibility requirements. From these reviews, we statistically derive an eligibility defect rate, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use it to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process.
As of June 30, 2014, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions during the first half of 2013 was 1.70%. Because of enhancements to the sampling methodology of our random reviews that we implemented in 2013, the eligibility defect rate for our 2013 loan acquisitions is not directly comparable to the “significant findings rate” we reported on our acquisitions in prior periods.
In May 2014, at FHFA’s direction, we and Freddie Mac announced changes to our representation and warranty framework effective for conventional loan settlements on or after July 1, 2014. The primary change to the framework includes relaxing the 36-month timely payment history requirement for relief from certain selling representations and warranties to permit two instances of 30-day delinquency. These loans may also qualify for relief from certain selling representations and warranties after a satisfactory conclusion of a quality control review. We continue to work with FHFA to identify opportunities to enhance our framework, providing the mortgage finance industry with more certainty and transparency regarding selling representation and warranty obligations. For a description of these changes in our quality control process and our representation and warranty framework, see “MD&A—Risk Management—Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2013 Form 10-K.
FHFA’s 2014 conservatorship scorecard includes an objective to demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $90 billion of unpaid principal balance, adjusted for the amount of credit risk transferred. In contrast to our typical Fannie Mae MBS transaction, where we retain all of the credit risk associated with losses on the underlying mortgage loans, our credit risk-sharing securities transfer some of this credit risk to the investors in these securities, in exchange for sharing a portion of the guaranty fee payments. During the first half of 2014, we issued approximately $2.4 billion in credit risk-sharing securities, transferring some of the credit risk on residential mortgages with an unpaid principal balance of approximately $90.3 billion. A transaction completed in May 2014 included loans with LTV ratios of up to 97% in the reference pool.
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

Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Original LTV ratio:(5)
<= 60%	16%	23%	16%	24%	22%	22%
60.01% to 70%	12	14	12	15	14	15
70.01% to 80%	40	34	40	34	38	38
80.01% to 90%(6)	13	10	13	10	10	10
90.01% to 100%(6)	17	11	16	9	11	10
100.01% to 125%(6)	1	5	2	5	3	3
Greater than 125%(6)	1	3	1	3	2	2
Total	100%	100%	100%	100%	100%	100%
Weighted-average	77%	75%	77%	75%	74%	74%
Average loan amount	$199,451	$205,155	$196,374	$208,324	$160,031	$160,357
Estimated mark-to-market LTV ratio:(7)
<= 60%					42%	38%
60.01% to 70%					20	19
70.01% to 80%					17	19
80.01% to 90%					10	11
90.01% to 100%					5	6
100.01% to 125%					4	5
Greater than 125%					2	2
Total					100%	100%
Weighted-average					64%	67%
Product type:
Fixed-rate:(8)
Long-term	76%	77%	75%	76%	73%	72%
Intermediate-term	19	21	20	22	18	18
Interest-only	—	*	—	*	1	1
Total fixed-rate	95	98	95	98	92	91
Adjustable-rate:
Interest-only	*	*	*	*	2	2
Other ARMs	5	2	5	2	6	7
Total adjustable-rate	5	2	5	2	8	9
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%	97%	97%
2-4 units	3	3	3	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	89%	89%	89%	90%	91%	91%
Condo/Co-op	11	11	11	10	9	9
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Occupancy type:
Primary residence	87%	87%	86%	87%	88%	88%
Second/vacation home	4	4	4	4	4	4
Investor	9	9	10	9	8	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620(9)	1%	1%	2%	1%	3%	3%
620 to < 660	6	3	5	3	5	5
660 to < 700	13	9	14	9	12	12
700 to < 740	21	18	21	17	19	19
>= 740	59	69	58	70	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted-average	744	754	743	756	744	744
Loan purpose:
Purchase	54%	25%	50%	21%	29%	28%
Cash-out refinance	15	15	15	15	21	21
Other refinance	31	60	35	64	50	51
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	14%	14%	14%	14%	15%	15%
Northeast	14	17	15	17	19	19
Southeast	21	20	21	20	22	22
Southwest	21	16	20	16	16	16
West	30	33	30	33	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
<= 2004					8%	9%
2005					3	4
2006					3	3
2007					4	5
2008					3	3
2009					7	7
2010					9	10
2011					11	11
2012					25	26
2013					22	22
2014					5	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of June 30, 2014 and December 31, 2013.

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

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans, which together represented approximately 5% of our single-family conventional guaranty book of business as of June 30, 2014 and December 31, 2013. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—Jumbo Conforming and High-Balance Loans” in our 2013 Form 10-K for information on our loan limits.

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

(9)	Loans acquired after 2009 with FICO credit scores below 620 consist primarily of the refinance of existing loans under our Refi Plus initiative.

(10)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary
Overview
Our acquisition of loans with original LTV ratios over 80% increased to 32% in the first half of 2014, compared with 27% in the first half of 2013. This increase was primarily due to an increase in our acquisitions of home purchase mortgage loans, which increased to 50% in the first half of 2014, compared with 21% in the first half of 2013, and a corresponding decline in our acquisitions of refinance loans. Our acquisitions of loans with FICO credit scores at origination of 740 or above decreased to 58% in the first half of 2014, compared with 70% in the first half of 2013. Our acquisition of loans with FICO credit scores at origination of less than 700 increased to 21% in the first half of 2014, compared with 13% in the first half of 2013. The weighted average FICO credit score at origination of our acquisitions decreased to 743 in the first half of 2014, compared with 756 in the first half of 2013.
Although our first half of 2014 acquisitions included a greater proportion of loans with higher LTV ratios or lower FICO credit scores than our first half of 2013 acquisitions, our first half of 2014 single-family acquisitions continued to have a strong credit profile with a weighted average original LTV ratio of 77%, a weighted average FICO credit score of 743, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. The average original LTV ratio of single-family loans we acquired in the first half of 2014, excluding HARP loans, was 75%, compared with 102% for HARP loans. The weighted average FICO credit score at origination of the single-family mortgage loans we acquired in the first half of 2014, excluding HARP loans, was 746, compared with 705 for HARP loans.
The credit profile of our future acquisitions will depend on many factors, including our future pricing and eligibility standards and those of mortgage insurers, the FHA and the VA, changes in interest rates, the percentage of loan originations representing refinancings, our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under HARP. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions.

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
The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Under HARP, we were previously authorized to acquire loans only if their current LTV ratios did not exceed 125% for fixed-rate loans or 105% for adjustable-rate mortgages. Changes to HARP implemented in the first half of 2012 extended refinancing flexibility to eligible borrowers with loans that have LTV ratios greater than 125% for fixed-rate loans, which made the benefits of HARP available to a greater number of borrowers. In addition to the high LTV ratios that characterize HARP loans, borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of June 30, 2014, HARP loans, which make up 14% of our new single-family book of business, had a weighted average FICO credit score of 733 at origination compared with 755 for loans in our new single-family book of business overall.
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
Although mortgage rates remain low by historical standards, they were higher in the first half of 2014 than in the first half of 2013. As a result, the percentage of acquisitions that are refinanced loans, including loans acquired under our Refi Plus initiative, which includes HARP, has declined. HARP loans constituted approximately 8% of our total single-family acquisitions in the first half of 2014, compared with approximately 15% of total single-family acquisitions in the first half of 2013.
We expect the volume of refinancings under HARP to continue to decline, due to the increase in interest rates and a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing. With the decline in the volume of HARP refinancings, approximately 1% of our total single-family conventional business volume for the first half of 2014 consisted of HARP refinanced loans with LTV ratios greater than 125% at the time of acquisition, compared with 3% for the first half of 2013. In addition, approximately 2% of our single-family conventional guaranty book of business consisted of loans with an estimated mark-to-market LTV ratio greater than 125% as of June 30, 2014 compared with 4% as of June 30, 2013.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of June 30, 2014 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 29: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period.”
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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. We have classified a mortgage loan as subprime if and only if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter® system. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $123.4 billion as of June 30, 2014, represented approximately 4% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $3.9 billion as of June 30, 2014, represented approximately 0.1% of our single-family conventional guaranty book of business.
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
Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Since the cost of foreclosure can be significant to both the borrower and Fannie Mae, to avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to accept a deed-in-lieu of foreclosure, whereby the borrower voluntarily signs over the title to their property to the servicer or sells the home prior to foreclosure in a short sale, whereby the borrower sells the home for less than the full amount owed to Fannie Mae under the mortgage loan. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales and, in the first half of 2014, we received net sales proceeds from our short sale transactions equal to 71% of the loans’ unpaid principal balance, compared with 66% in the first half of 2013.
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

Table 31: Delinquency Status of Single-Family Conventional Loans

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
Delinquency status:
30 to 59 days delinquent	1.46%	1.64%	1.85%
60 to 89 days delinquent	0.42	0.49	0.51
Seriously delinquent	2.05	2.38	2.77
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	74%	73%	75%
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009.
Although our serious delinquency rate has decreased, this rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure. High levels of foreclosures, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes have lengthened the time it takes to foreclose on a mortgage loan in a number of states. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last few years than it would have if the pace of foreclosures had been faster. We believe the slow pace of foreclosures in certain areas of the country will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense). Other factors such as the pace of loan modifications, changes in home prices, unemployment levels and other macroeconomic conditions also influence serious delinquency rates. We expect the number of our single-family loans in our book of business that are seriously delinquent to remain above pre-2008 levels for years.
Table 32 displays a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business. Serious delinquency rates vary by geographic region due to many factors including regional home prices, unemployment, economic conditions and state foreclosure timelines.
Table 32: Single-Family Serious Delinquency Rates

	As of
	June 30, 2014		December 31, 2013		June 30, 2013
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	1.69%	15%	2.00%	15%	2.37%
Northeast	19	3.65	19	3.88	19	4.13
Southeast	22	2.74	22	3.33	23	3.99
Southwest	16	1.03	16	1.23	16	1.41
West	28	1.14	28	1.40	27	1.78
Total single-family conventional loans	100%	2.05%	100%	2.38%	100%	2.77%
Single-family conventional loans:
Credit enhanced(2)	15%	3.91%	15%	4.75%	14%	5.79%
Non-credit enhanced	85	1.74	85	2.00	86	2.30
Total single-family conventional loans	100%	2.05%	100%	2.38%	100%	2.77%
__________

(1)	See footnote 9 to “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

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
Table 33 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics and in some of these higher-risk states as of the dates indicated. We also include information for our loans in California, as this state accounts for the largest share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.
Table 33: Single-Family Conventional Serious Delinquent Loan Concentration Analysis

	As of
	June 30, 2014			December 31, 2013			June 30, 2013
	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)
	(Dollars in millions)
States:
California	20%	0.77%	54%	20%	0.98%	58%	19%	1.29%	63%
Florida	6	5.46	75	6	6.89	80	6	8.47	87
Illinois	4	2.60	72	4	3.12	76	4	3.83	81
New Jersey	4	5.94	68	4	6.25	69	4	6.64	72
New York	5	4.24	60	5	4.42	61	6	4.57	63
All other states	61	1.60	66	61	1.85	68	61	2.13	70
Product type:
Alt-A	4	8.37	80	5	9.23	83	5	10.19	89
Subprime	*	15.65	91	*	16.93	95	*	18.33	100
Vintages:
2005	3	6.47	75	4	7.26	78	4	7.62	83
2006	3	10.11	88	3	11.26	92	4	11.79	97
2007	4	11.08	90	5	12.18	94	6	12.59	99
2008	3	6.27	74	3	6.69	77	3	6.77	82
All other vintages	87	0.91	61	85	1.02	63	83	1.15	65
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	6	11.40	120	7	12.22	122	10	13.01	125
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	9.34	99	1	10.90	103	1	12.02	107
__________

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.
Loan Workout Metrics
Table 34 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed.

Table 34: Statistics on Single-Family Loan Workouts

	For the Six Months Ended June 30,
	2014		2013
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$11,584	68,054	$15,130	83,511
Repayment plans and forbearances completed(1)	511	3,884	1,030	7,906
Total home retention strategies	12,095	71,938	16,160	91,417
Foreclosure alternatives:
Short sales	2,760	13,347	5,452	25,642
Deeds-in-lieu of foreclosure	996	6,296	1,352	8,194
Total foreclosure alternatives	3,756	19,643	6,804	33,836
Total loan workouts	$15,851	91,581	$22,964	125,253
Loan workouts as a percentage of single-family guaranty book of business(2)	1.11%	1.05%	1.62%	1.43%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.
The volume of home retention solutions completed in the first half of 2014 decreased compared with the first half of 2013, primarily due to a decline in the number of delinquent loans in the first half of 2014, compared with the first half of 2013.
During the first half of 2014, we initiated approximately 66,100 first time trial modifications, including Home Affordable Modification Program (“HAMPSM”) and non-HAMP modifications, compared with approximately 84,500 first time trial modifications during the first half of 2013. We also initiated other types of workouts, such as repayment plans and forbearances.
We continue to work with our servicers to implement our home retention and foreclosure prevention initiatives. Our approach to workouts continues to focus on the large number of borrowers facing financial hardships. Accordingly, the vast majority of loan modifications we have completed since 2009 have been concentrated on deferring or lowering the borrowers’ monthly mortgage payments to allow borrowers to work through their hardships. Approximately 60% of our performing loan modifications include a reduction in the borrower’s interest rate. This interest rate is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these modifications with pending interest rate resets, including HAMP modifications, will begin to experience interest rate increases in late 2014 through 2015. These interest rate increases could adversely affect the performance of these modifications.
We provide information about the post-modification performance of single-family loans we modified in recent years in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management” in our 2013 Form 10-K. More recent performance of our loan modifications has been similar to the performance we reported in our 2013 Form 10-K.

REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 35 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 35: Single-Family Foreclosed Properties

	For the Six Months
	Ended June 30,
	2014	2013
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	103,229	105,666
Acquisitions by geographic area:(2)
Midwest	14,544	21,331
Northeast	7,368	5,767
Southeast	26,403	28,795
Southwest	7,969	10,146
West	7,290	8,784
Total properties acquired through foreclosure(1)	63,574	74,823
Dispositions of REO	(70,007)	(83,569)
End of period inventory of single-family foreclosed properties (REO)(1)	96,796	96,920
Carrying value of single-family foreclosed properties (dollars in millions)(3)	$10,347	$9,075
Single-family foreclosure rate(4)	0.73%	0.86%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 9 to “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans, as well as the slower pace of completed foreclosures we are experiencing due to lengthy foreclosure timelines in a number of states, have resulted in a reduction in the number of REO acquisitions and fewer REO dispositions in the first half of 2014 as compared with the first half of 2013.
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
Table 36 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.

Table 36: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	June 30, 2014	December 31, 2013
Available-for-sale	27%	33%
Offer accepted(1)	18	14
Appraisal stage(2)	14	17
Unable to market:
Occupied status(3)	12	10
Redemption status(4)	8	9
Properties being repaired	13	9
Rental property(5)	2	3
Other	6	5
Total unable to market	41	36
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are still occupied, and for which the eviction process is not yet complete.

(4)	Properties that are within the period during which state laws allow the former mortgagor and second lien holders to redeem the property.

(5)	Properties with a tenant living in the home under our tenant in place or deed for lease programs.
Multifamily Mortgage Credit Risk Management
The credit risk profile of our multifamily mortgage credit book of business is influenced by the structure of the financing, the type and location of the property, the condition and value of the property, the financial strength of the borrower, market and sub-market trends and growth, the current and anticipated cash flows from the property, as well as the financial strength of the lender. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our credit-related income and credit losses in “Business Segment Results—Multifamily Business Results.”
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 93% of our multifamily guaranty book of business as of June 30, 2014 and December 31, 2013.
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

Table 37 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender as of the dates indicated.
Table 37: Multifamily Lender Risk-Sharing

	As of
	June 30, 2014	December 31, 2013
Lender risk-sharing:
DUS	82%	80%
Non-DUS negotiated	4	5
No recourse to the lender	14	15
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
Table 38 displays original LTV ratios and DSCR values for our multifamily guaranty book of business as of the dates indicated.
Table 38: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	3	3	4
Original DSCR less than or equal to 1.10	7	7	7
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan: at the loan, property, and portfolio levels. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 3% as of June 30, 2014 and 4% as of December 31, 2013. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.
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

Table 39 displays a comparison of our multifamily serious delinquency rates for loans acquired through our DUS program versus loans not acquired through our DUS program.
Table 39: Multifamily Concentration Analysis

	As of
	June 30, 2014		December 31, 2013		June 30, 2013
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate

DUS small balance loans(1)	8%	0.22%	8%	0.24%	8%	0.25%
DUS non small balance loans(2)	83	0.07	82	0.06	78	0.26
Non-DUS small balance loans(1)	4	0.45	5	0.50	6	0.62
Non-DUS non small balance loans(2)	5	0.15	5	0.17	8	0.15
Total multifamily loans	100%	0.10%	100%	0.10%	100%	0.28%
________

(1)	Loans with original unpaid principal balances of up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(2)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.
The multifamily serious delinquency rate remained unchanged from December 31, 2013 to June 30, 2014. The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, that were not acquired through our DUS program, continue to represent a larger share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur and represent a small portion of our book.
REO Management
Foreclosure and REO activity affect the level of our credit losses. Table 40 displays our held for sale multifamily REO activity for the periods indicated.
Table 40: Multifamily Foreclosed Properties

	For the Six
	Months Ended
	June 30,
	2014	2013
Multifamily foreclosed properties held for sale (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	118	128
Total properties acquired through foreclosure	28	51
Transfers (from) to held for sale(1)	(1)	27
Dispositions of REO	(40)	(63)
End of period inventory of multifamily foreclosed properties (REO)	105	143
Carrying value of multifamily foreclosed properties (dollars in millions)	$512	$515
________

(1)	Represents the transfer of properties between held for use and held for sale. Held for use properties are reported in our condensed consolidated balance sheets as a component of “Other assets.”
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 48% of our single-family guaranty book of business as of June 30, 2014, compared with approximately 49% as of December 31, 2013. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 19% of our single-family guaranty book of business as of June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
We have seen an increasing shift in our servicing book from depository financial institution servicers to non-depository servicers. As of June 30, 2014, 13% of our total single-family guaranty book of business, including 33% of our delinquent single-family loans, were serviced by our three largest non-depository servicers, compared with 11% of our total single-family guaranty book of business, including 26% of our delinquent single-family loans, as of June 30, 2013. These three servicers’ growth is due to acquisitions from both depository and other non-depository servicers. The shift from depository to non-depository servicers poses additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. As with any party experiencing such growth, there is increased operational risk, which could negatively impact their ability to effectively manage their servicing portfolios. In addition, regulatory bodies such as the Consumer Financial Protection Bureau and/or New York State Department of Financial Services have been reviewing the activities of our three largest non-depository servicers. We monitor the performance and capacity of our servicers on an ongoing basis. Our three largest non-depository servicers have been performing at an above average level based on our Servicer Total Achievement and Rewards program, which was created to measure servicers across key operational and performance areas relative to their peers. While these servicers may have less financial capacity than our large depository counterparties, we believe our use of these servicers will result in a decrease in our credit losses from what they otherwise would have been through more effective servicing and an improved experience for the borrower while producing limited repurchase request and compensatory fee claims.
Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 66% of our multifamily guaranty book of business as of June 30, 2014, compared with approximately 65% as of December 31, 2013. Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of June 30, 2014 and December 31, 2013.
We are acquiring a greater portion of our business volume directly from smaller depository and non-depository financial institutions, which may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. In addition, although a number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders, our business with our mortgage sellers remains concentrated. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting or eligibility breach. See “Risk Factors” in our 2013 Form 10-K for more information on the impact to our business due to changes in the mortgage industry.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 34% of our single-family business acquisition volume in the first half of 2014, compared with approximately 42% in the first half of 2013. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 13% of our single-family business acquisition volume in the first half of 2014, compared with approximately 18% in the first half of 2013.

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
Total outstanding repurchase requests as of June 30, 2014 were $1.1 billion, compared with $1.5 billion as of December 31, 2013. The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which is substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 41 displays our risk in force for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties as of June 30, 2014 and December 31, 2013. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of June 30, 2014 and December 31, 2013.
Table 41: Mortgage Insurance Coverage

	Risk in Force(1)				Insurance in Force(2)
				As of				As of
	As of June 30, 2014			December 31,	As of June 30, 2014			December 31,
	Primary	Pool	Total	2013	Primary	Pool	Total	2013
	(Dollars in millions)
Counterparty:(3)
Radian Guaranty, Inc.	$23,083	$114	$23,197	$22,435	$91,501	$561	$92,062	$89,644
United Guaranty Residential Insurance Co.	23,275	43	23,318	22,096	90,714	201	90,915	86,936
Mortgage Guaranty Insurance Corp.	20,977	269	21,246	21,000	81,498	1,136	82,634	82,823
Genworth Mortgage Insurance Corp.	14,779	23	14,802	14,602	58,955	54	59,009	58,475
PMI Mortgage Insurance Co.(4)	6,461	40	6,501	7,123	25,919	393	26,312	29,034
Republic Mortgage Insurance Co.(4)	5,105	197	5,302	5,801	20,021	1,716	21,737	23,970
Essent Guaranty, Inc.	5,271	—	5,271	4,394	21,044	—	21,044	17,748
Arch Mortgage Insurance Co.(5)	2,840	—	2,840	2,868	11,463	—	11,463	11,825
Triad Guaranty Insurance Corp.(4)	1,554	180	1,734	1,908	5,767	879	6,646	7,523
National Mortgage Insurance Corp.	114	93	207	109	489	4,898	5,387	5,142
Others	174	—	174	180	1,001	—	1,001	1,032
Total	$103,633	$959	$104,592	$102,516	$408,372	$9,838	$418,210	$414,152
Total as a percentage of single-family guaranty book of business			4%	4%			15%	14%

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

On June 24, 2014, we announced the implementation of new mortgage insurance master primary policies. Upon implementation, loans delivered to us that require primary mortgage insurance must be insured under one of the new policies. These policies provide the terms of coverage under which loans having LTV ratios greater than 80% are insured. Also, these new master policies provide specific timelines for mortgage insurers to review and pay claims, and also include terms for when mortgage insurers must sunset certain rescission rights. Finalization of these new policies will help us meet one of our 2014 conservatorship scorecard goals.
On July 10, 2014, FHFA posted for public input proposed revisions by Fannie Mae and Freddie Mac to their eligibility standards for approved private mortgage insurers. The proposed standards include enhanced financial requirements, including risk-based and minimum asset standards and are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. The proposed standards also set forth enhanced operational performance expectations and define remedial actions that may be imposed should an approved mortgage insurer fail to comply with the revised requirements. In addition, Fannie Mae and Freddie Mac have established a framework and timelines for existing approved mortgage insurers to come into compliance with the new standards while they continue to insure new business eligible for delivery to us.
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
PMI Mortgage Insurance Co. (“PMI”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Corporation (“Triad”) are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. These three mortgage insurers provided a combined $13.5 billion, or 13%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2014.
Effective March 7, 2014, the terms of PMI’s order regarding its deferred payment arrangements changed to increase its cash payments on policyholder claims from 55% to 67%. In addition, PMI has paid us sufficient amounts of its outstanding deferred payment obligations to bring payment on our claims to 67%. It is uncertain whether PMI will be permitted in the future to pay any remaining deferred policyholder claims or increase or decrease the amount of cash they pay on claims.
Effective July 1, 2014, the terms of RMIC’s order regarding its deferred payment arrangements changed to no longer defer payments on policyholder claims and to increase its cash payments from 60% to 100%. In addition, RMIC has paid us sufficient amounts of its outstanding deferred payment obligations to bring payment on our claims to 100%. Even though RMIC is no longer deferring payments on policyholder claims, RMIC remains in run-off and under the supervisory control of the North Carolina Department of Insurance.
The number of mortgage loans for which mortgage insurer counterparties have rescinded coverage has decreased since 2012, and we expect this trend to continue. In addition, as a result of our efforts to resolve the substantial majority of our outstanding repurchase requests to our mortgage seller and servicer counterparties, the unpaid principal balance of our outstanding repurchase requests has declined substantially, from $16.0 billion as of December 31, 2012 to $1.5 billion as of December 31, 2013 and $1.1 billion as of June 30, 2014. With the resolution of our repurchase requests, we believe we have reduced the risk that a lender would fail to make us whole for losses resulting from rescissions. As a result, at this time we do not expect mortgage insurance rescissions to materially impact our financial results.

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
The following table displays the amount by which our estimated benefit from mortgage insurance as of June 30, 2014 and December 31, 2013 reduced our total loss reserves as of those dates.
Table 42: Estimated Mortgage Insurance Benefit

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Contractual mortgage insurance benefit	$5,886	$6,751
Less: Collectibility adjustment(1)	354	431
Estimated benefit included in total loss reserves	$5,532	$6,320
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $2.0 billion as of June 30, 2014 and $2.1 billion as of December 31, 2013 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $328 million as of June 30, 2014 and $402 million as of December 31, 2013 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $611 million as of June 30, 2014 and $655 million as of December 31, 2013 in “Other assets” in our condensed consolidated balance sheets. The valuation allowance reduces our claim receivable to the amount that we consider probable of collection.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 43 displays the total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio as of June 30, 2014 and December 31, 2013.
Table 43: Unpaid Principal Balance of Financial Guarantees

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Alt-A private-label securities	$369	$511
Subprime private-label securities	851	868
Mortgage revenue bonds	3,667	3,911
Other mortgage-related securities	250	264
Total	$5,137	$5,554
With the exception of Ambac Assurance Corporation (“Ambac”), which is operating under a deferred payment obligation, none of our remaining non-governmental financial guarantor counterparties have failed to repay us for claims under guaranty contracts. Effective July 21, 2014, the terms of Ambac’s order regarding its deferred payment arrangements changed to increase its cash payments on policyholder claims from 25% to 45% and to provide for payment of sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 45%. Based on the stressed financial condition of many of these counterparties, we are expecting full cash payment from half of the non-governmental financial guarantors, and we are uncertain of the level of payments we will ultimately receive from the remaining counterparties. Ambac provided coverage on $2.4 billion, or 47%, of our total non-governmental financial guarantees as of June 30, 2014. When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees from those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary impairments.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $20.9 billion as of June 30, 2014 and $22.5 billion as of December 31, 2013.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $9.5 billion as of June 30, 2014, compared with $10.7 billion as of December 31, 2013. As of June 30, 2014, 53% of our maximum potential loss recovery on single-family loans was from three lenders, compared with 52% as of December 31, 2013. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $39.6 billion as of June 30, 2014, compared with $39.4 billion as of December 31, 2013. As of June 30, 2014 and December 31, 2013, 32% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 51% as of June 30, 2014, compared with 55% as of December 31, 2013. The recourse obligations from lender counterparties rated below investment grade was 23% as of June 30, 2014, compared with 21% as of December 31, 2013. The percentage of remaining recourse obligations from lender counterparties that were not rated by rating agencies was 26% as of June 30, 2014, compared with 24% as of December 31, 2013. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted above in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which consists of lenders that range from large depositories to independent non-bank financial institutions. As of June 30, 2014, approximately 36% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 37% as of December 31, 2013. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $33.8 billion in deposits for single-family payments were received and held by 279 institutions during the month of June 2014 and a total of $34.6 billion in deposits for single-family payments were received and held by 284 institutions during the month of December 2013. Of these total deposits, 94% as of June 30, 2014 and December 31, 2013, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 85% of these deposits as of June 30, 2014, compared with 86% as of December 31, 2013.
If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of June 2014, approximately $1.8 billion, or 5%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $1.7 billion, or 5%, during the month of December 2013. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Issuers of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of June 30, 2014, we held $2.0 billion in short-term unsecured deposits with two financial institutions that had short-term credit ratings of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities, compared with $1.0 billion at one such institution as of December 31, 2013. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. Historically, our risk management derivative transactions have been made pursuant to bilateral contracts with a specific counterparty governed by the terms of an International Swaps and Derivatives Association Inc. (“ISDA”) master agreement. Pursuant to regulations implementing the Dodd-Frank Act that became effective June 10, 2013, we are required to submit certain categories of new interest rate swaps to a derivatives clearing organization. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our OTC-cleared derivative transactions.
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
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Table 44 below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position as of June 30, 2014 and December 31, 2013.

Table 44: Credit Loss Exposure of Risk Management Derivative Instruments

	As of June 30, 2014
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	OTC-cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$27	$708	$—	$735	$23	$29	$787
Less: Collateral held(6)	18	708	—	726	23	—	749
Exposure net of collateral	$9	$—	$—	$9	$—	$29	$38
Additional information:
Notional amount	$26,935	$304,873	$37,645	$369,453	$129,322	$147	$498,922
Number of counterparties(7)	4	10	2	16

	As of December 31, 2013
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	OTC-cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$79	$1,008	$—	$1,087	$1,475	$28	$2,590
Less: Collateral held(6)	66	972	—	1,038	1,382	—	2,420
Exposure net of collateral	$13	$36	$—	$49	$93	$28	$170
Additional information:
Notional amount	$25,005	$338,905	$78,799	$442,709	$109,740	$281	$552,730
Number of counterparties(7)	4	10	2	16
__________

(1)
We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P rating for any ratings based on Moody’s scale.

(2)
We had credit loss exposure to five counterparties with a notional balance of $126.0 billion as of June 30, 2014 and seven counterparties with a notional balance of $227.7 billion as of December 31, 2013.

(3)	Represents derivative transactions accepted for clearing by a derivatives clearing organization.

(4)	Includes mortgage insurance contracts and swap credit enhancements accounted for as derivatives.

(5)
Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. For our risk management derivatives transactions, we net derivative gains and losses with the same counterparty where a legal right of offset exists under enforceable master netting arrangements. As of June 30, 2014, we net OTC-cleared derivative assets and derivative liabilities where we have enforceable master netting arrangements. This table excludes mortgage commitments accounted for as derivatives.

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
OTC derivative transactions with our ten largest counterparties accounted for approximately 68% of our total outstanding notional amount of our total derivative transactions as of June 30, 2014, with each of these counterparties accounting for between approximately 3% and 14% of that total outstanding notional amount. OTC derivative transactions with our ten largest counterparties accounted for approximately 74% of our total outstanding notional amount of our total derivative transactions as of December 31, 2013, with each of these counterparties accounting for between approximately 3% and 14% of that total outstanding notional amount.
See “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements” for additional information on our derivative contracts as of June 30, 2014 and December 31, 2013.

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
The sensitivity measures presented in Table 45, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.
Results of Interest Rate Sensitivity Measures
Table 45 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. In addition, Table 45 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended June 30, 2014 and 2013.

Table 45: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	June 30, 2014(2)	December 31, 2013(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.1	$0.1
-50 basis points	(0.1)	—
+50 basis points	(0.1)	(0.1)
+100 basis points	(0.4)	(0.5)
Rate slope shock:
-25 basis points (flattening)	—	—
+25 basis points (steepening)	—	—

	For the Three Months Ended June 30, 2014(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$—
Minimum	(0.5)	—	—
Maximum	0.2	0.1	0.2
Standard deviation	0.2	—	0.1

	For the Three Months Ended June 30, 2013(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$0.2
Minimum	(0.9)	—	—
Maximum	0.8	0.1	0.4
Standard deviation	0.4	—	0.1
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. The average duration gap was (0.1) months for the three months ended June 30, 2014, which is consistent with the average duration gap for the three months ended June 30, 2013. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, convexity risk was the primary driver of the market value sensitivity of our net portfolio in those periods.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 46 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 46: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of
	June 30, 2014	December 31, 2013
	(Dollars in billions)
Before Derivatives	$(1.4)	$(0.3)
After Derivatives	(0.1)	(0.1)
Effect of Derivatives	1.3	0.1
__________

(1)	Measured on the last day of each period presented.
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
In “MD&A—Risk Management—Market Risk Management, including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2013 Form 10-K, we provided additional interest rate sensitivities, including separate disclosure of the potential impact on the fair value of our trading assets and our other financial instruments. As of June 30, 2014, these sensitivities were relatively unchanged compared with December 31, 2013. See “Note 16, Fair Value” for the fair value of our trading financial instruments and our other financial instruments as of June 30, 2014 and December 31, 2013.
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

•
Our expectation that, while changes in interest rates and home prices may result in volatility in our net income, our revenues will be stable and similar to the second quarter of 2014 as we operate in a more normalized business environment;

•
Our expectation of volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings;

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $3.7 billion in the third quarter of 2014;

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

•	Our expectation that guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will continue to account for an increasing portion of our revenues;

•	Our expectation that continued decreases in the size of our retained mortgage portfolio will continue to negatively impact our net interest income and revenues;

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

•	Our expectation that refinancings will continue to constitute a smaller portion of our single-family business volume in 2014 than in 2013;

•	Our expectation that we will continue to acquire a higher proportion of loans with higher LTV ratios in 2014 than in 2013;

•	Our expectation that mortgage originations in 2014 will be lower overall than in 2013;

•	Our expectation that our single-family acquisition volumes this year will continue to remain lower than prior year volumes;

•
Our expectation that these lower volumes will not have a material adverse effect on the size of our single-family guaranty book of business or on our single-family guaranty fee revenues in the near term;

•	Our expectation that approximately 279,000 new multifamily units will be completed this year;

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

•
Our forecast that total originations in the U.S. single-family mortgage market in 2014 will decrease from 2013 levels by approximately 41%, from an estimated $1.91 trillion in 2013 to $1.13 trillion in 2014;

•	Our forecast that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.18 trillion in 2013 to $428.6 billion in 2014;

•
Our forecast that total single-family mortgage debt outstanding will increase slightly in 2014, increasing from an estimated $9.89 trillion as of December 31, 2013 to $9.94 trillion as of December 31, 2014;

•	Our expectation that home price growth will continue in 2014, but that the rate of home price growth on a national basis in 2014 will be lower than in 2013;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•
Our expectation that our credit losses in 2014 and 2015 will be higher than in 2013 because: (1) the amounts we recognized in 2013 pursuant to a number of repurchase and compensatory fee resolution agreements reduced our 2013 credit losses from what they otherwise would have been; and (2) we expect our implementation of the charge-off provisions required by FHFA’s Advisory Bulletin AB 2012-02 in 2015 will increase our credit losses for 2015 from what they otherwise would be;

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

•	Our expectation that the adoption of FHFA’s Advisory Bulletin AB 2012-02 will not have a material impact on our financial position or results of operations;

•	Our expectation that guaranty fees collected and expenses incurred under the TCCA will continue to increase in the future;

•	Our expectation that, as we reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will decrease;

•	Our belief that our liquidity contingency plan may be difficult or impossible to execute for a company of our size and in our circumstances;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our expectation that we may also use proceeds from our mortgage assets to pay our debt obligations;

•
Our expectations regarding our credit ratings and their impact on us as set forth in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” in this report and “Risk Factors” in our 2013 Form 10-K;

•	Our expectation that we will not eliminate our deficit of core capital over statutory minimum capital;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not be as high as the June 30, 2014 serious delinquency rates of loans in our legacy book of business;

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

•
Our belief that the slow pace of foreclosures in certain areas of the country will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense);

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

•	Our expectation that the trend of mortgage insurers rescinding coverage for a decreasing number of mortgage loans will continue;

•	Our expectation that mortgage insurance rescissions will not materially impact our financial results;

•	Our expectation, based on the stressed financial condition of many of our non-governmental financial guarantor counterparties, that we will receive full cash payment from half of these counterparties;

•
Our expectation, given the stressed financial condition of some of our single-family lenders, that in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them, and our expectation that we may require a lender to pledge collateral to secure its recourse obligations;

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

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$20,847	$19,228
Restricted cash (includes $25,401 and $23,982, respectively, related to consolidated trusts)	29,587	28,995
Federal funds sold and securities purchased under agreements to resell or similar arrangements	16,700	38,975
Investments in securities:
Trading, at fair value	26,630	30,768
Available-for-sale, at fair value (includes $561 and $998, respectively, related to consolidated trusts)	34,026	38,171
Total investments in securities	60,656	68,939
Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $25 and $31, respectively, related to consolidated trusts)	625	380
Loans held for investment, at amortized cost:
Of Fannie Mae	284,609	300,159
Of consolidated trusts (includes $15,116 and $14,268, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $389 and $442, respectively)	2,758,619	2,769,547
Total loans held for investment	3,043,228	3,069,706
Allowance for loan losses	(39,067)	(43,846)
Total loans held for investment, net of allowance	3,004,161	3,025,860
Total mortgage loans	3,004,786	3,026,240
Accrued interest receivable, net (includes $7,470 and $7,271, respectively, related to consolidated trusts)	8,472	8,319
Acquired property, net	11,560	11,621
Deferred tax assets, net	44,809	47,560
Other assets (includes cash pledged as collateral of $1,821 and $1,590, respectively)	21,400	20,231
Total assets	$3,218,817	$3,270,108
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,213 and $8,276, respectively, related to consolidated trusts)	$10,203	$10,553
Debt:
Of Fannie Mae (includes $3,432 and $1,308, respectively, at fair value)	477,535	529,434
Of consolidated trusts (includes $16,420 and $14,976, respectively, at fair value)	2,712,010	2,705,089
Other liabilities (includes $453 and $488, respectively, related to consolidated trusts)	12,957	15,441
Total liabilities	3,212,705	3,260,517
Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,080,657 shares outstanding	687	687
Accumulated deficit	(125,123)	(121,227)
Accumulated other comprehensive income	1,620	1,203
Treasury stock, at cost, 150,682,046 shares	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	6,062	9,541
Noncontrolling interest	50	50
Total equity (See Note 1: Impact of U.S. Government Support for information on our dividend obligation to Treasury)	6,112	9,591
Total liabilities and equity	$3,218,817	$3,270,108
See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Trading securities	$143	$222	$270	$448
Available-for-sale securities	414	651	854	1,324
Mortgage loans (includes $25,533 and $24,847, respectively, for the three months ended and $51,487 and $50,241, respectively, for the six months ended related to consolidated trusts)	28,165	28,056	56,753	57,280
Other	24	49	48	106
Total interest income	28,746	28,978	57,925	59,158
Interest expense:
Short-term debt	21	37	41	80
Long-term debt (includes $21,692 and $20,722, respectively, for the three months ended and $43,768 and $41,880, respectively, for the six months ended related to consolidated trusts)	23,821	23,274	48,242	47,107
Total interest expense	23,842	23,311	48,283	47,187
Net interest income	4,904	5,667	9,642	11,971
Benefit for credit losses	1,639	5,383	2,413	6,340
Net interest income after benefit for credit losses	6,543	11,050	12,055	18,311
Investment gains, net	506	290	652	408
Net other-than-temporary impairments	(23)	(6)	(74)	(15)
Fair value (losses) gains, net	(934)	829	(2,124)	1,663
Debt extinguishment gains, net	38	27	38	4
Fee and other income	383	485	4,738	1,053
Non-interest (loss) income	(30)	1,625	3,230	3,113
Administrative expenses:
Salaries and employee benefits	319	304	644	621
Professional services	275	219	517	442
Occupancy expenses	47	47	97	93
Other administrative expenses	56	56	111	111
Total administrative expenses	697	626	1,369	1,267
Foreclosed property income	(214)	(332)	(476)	(592)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	335	233	657	419
Other expenses, net	276	68	407	136
Total expenses	1,094	595	1,957	1,230
Income before federal income taxes	5,419	12,080	13,328	20,194
(Provision) benefit for federal income taxes	(1,752)	(1,985)	(4,336)	48,586
Net income	3,667	10,095	8,992	68,780
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	45	17	417	665
Other	—	149	—	155
Total other comprehensive income	45	166	417	820
Total comprehensive income	3,712	10,261	9,409	69,600
Less: Comprehensive income attributable to noncontrolling interest	(1)	(11)	(1)	(11)
Total comprehensive income attributable to Fannie Mae	$3,711	$10,250	$9,408	$69,589
Net income	$3,667	$10,095	$8,992	$68,780
Less: Net income attributable to noncontrolling interest	(1)	(11)	(1)	(11)
Net income attributable to Fannie Mae	3,666	10,084	8,991	68,769
Dividends distributed or available for distribution to senior preferred stockholder (Note 11)	(3,712)	(10,243)	(9,404)	(69,611)
Net loss attributable to common stockholders (Note 11)	$(46)	$(159)	$(413)	$(842)
Loss per share: basic and diluted	$(0.01)	$(0.03)	$(0.07)	$(0.15)
Weighted-average common shares outstanding: basic and diluted	5,762	5,762	5,762	5,762

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$3,420	$4,802
Cash flows provided by investing activities:
Purchases of trading securities held for investment	—	(3,985)
Proceeds from maturities and paydowns of trading securities held for investment	681	1,293
Proceeds from sales of trading securities held for investment	1,188	4,469
Proceeds from maturities and paydowns of available-for-sale securities	3,022	5,861
Proceeds from sales of available-for-sale securities	1,740	2,021
Purchases of loans held for investment	(55,843)	(119,122)
Proceeds from repayments and sales of loans acquired as held for investment of Fannie Mae	12,840	28,762
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	177,527	394,972
Net change in restricted cash	(592)	13,989
Advances to lenders	(42,545)	(76,435)
Proceeds from disposition of acquired property and preforeclosure sales	13,471	22,466
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	22,275	(5,300)
Other, net	(349)	170
Net cash provided by investing activities	133,415	269,161
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	165,337	248,901
Payments to redeem debt of Fannie Mae	(217,988)	(261,959)
Proceeds from issuance of debt of consolidated trusts	113,448	235,835
Payments to redeem debt of consolidated trusts	(183,124)	(429,545)
Payments of cash dividends on senior preferred stock to Treasury	(12,882)	(63,592)
Other, net	(7)	(2)
Net cash used in financing activities	(135,216)	(270,362)
Net increase in cash and cash equivalents	1,619	3,601
Cash and cash equivalents at beginning of period	19,228	21,117
Cash and cash equivalents at end of period	$20,847	$24,718
Cash paid during the period for:
Interest	$53,594	$55,455
Income taxes	2,475	1,016

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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2014. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of June 30, 2014. As of June 30, 2014, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Based on the terms of the senior preferred stock, we paid Treasury a dividend of $5.7 billion on June 30, 2014 based on our net worth as of March 31, 2014, and we expect to pay Treasury an additional dividend of $3.7 billion by September 30, 2014.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the six months ended June 30, 2014 may not necessarily be indicative of the results for the year ending December 31, 2014. The unaudited interim condensed consolidated financial statements as of and for the six months ended June 30, 2014 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), filed with the SEC on February 21, 2014.
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA, and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $140.0 billion as of June 30, 2014 and $137.3 billion as of December 31, 2013.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2014, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of Fannie Mae and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties.
Our administrative expenses were reduced by $20 million and $24 million for the three months ended June 30, 2014 and 2013, respectively, and $37 million and $50 million for the six months ended June 30, 2014 and 2013, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three and six months ended June 30, 2014, we made tax payments of $2.1 billion and $2.5 billion, respectively, to the Internal Revenue Service, a bureau of Treasury. We made tax payments of $1.0 billion during the three and six months ended June 30, 2013.
Under the temporary credit and liquidity facilities (“TCLF”) program, we had $494 million and $821 million outstanding, which includes principal and interest, of standby credit and liquidity support as of June 30, 2014 and December 31, 2013, respectively. Under the new issue bond (“NIB”) program, we had $4.4 billion and $4.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of June 30, 2014 and December 31, 2013, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of June 30, 2014, there had been no losses of principal or interest under the TCLF program or the NIB program.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $335 million and $233 million in TCCA fees during the three months ended June 30, 2014 and 2013, respectively, and $657 million and $419 million for the six months ended June 30, 2014 and 2013, respectively, of which $335 million have not been remitted to Treasury as of June 30, 2014. During the three months ended June 30, 2014, we remitted TCCA-related guaranty fees of $322 million to Treasury for our obligations as of March 31, 2014.
As of June 30, 2014 and December 31, 2013, we held Freddie Mac mortgage-related securities with a fair value of $8.0 billion and $8.7 billion, respectively. We recognized interest income on these securities held by us of $73 million and $101 million for the three months ended June 30, 2014 and 2013, respectively, and $151 million and $212 million for the six months ended June 30, 2014 and 2013, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
The Housing and Economic Recovery Act of 2008 authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $26 million and $27 million for the three months ended June 30, 2014 and 2013, respectively, and $54 million and $55 million for the six months ended June 30, 2014 and 2013, respectively.
In March 2013, FHFA announced that a new business entity would be established by Fannie Mae and Freddie Mac that would be separate from the two companies in order to further the goal of building a common securitization platform that would function like a market utility. In October 2013, FHFA announced that the new joint venture by Fannie Mae and Freddie Mac, Common Securitization Solutions, LLC, had been established and that office space for the new entity had been secured. In connection with the entity’s establishment, we entered into a Limited Liability Company Agreement with Freddie Mac in October 2013 and anticipate entering into additional agreements relating to the new joint venture in the future. No other transactions outside of normal business activities occurred between us and Freddie Mac during the six months ended June 30, 2014 or 2013.
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
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. During the six months ended June 30, 2014, we recognized $4.2 billion in “Fee and other income” in our condensed consolidated statement of operations and comprehensive income resulting from settlement agreements resolving certain lawsuits relating to private-label securities sold to us.
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
In May 2014, the FASB issued their final standard on revenue from contracts with customers. The standard outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance in an effort to remove inconsistencies in revenue recognition standards, improve comparability across entities, provide enhanced disclosures related to revenue recognition and to converge with the jointly issued International Financial Reporting Standards revenue recognition guidance. The following contracts with customers are excluded from the scope of the new standard and will continue to be accounted for under existing guidance: leases, insurance, financial instruments (e.g., receivables, investments, liabilities, debt and derivatives) and guarantees. The new guidance is effective for us on January 1, 2017. We are evaluating this guidance and have not determined the impact, if any, on our consolidated financial statements of adopting this guidance.
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
We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. Examples of certain events that may change whether or not we consolidate the VIE include a change in the design of the entity or a change in our ownership in the entity such that we no longer hold substantially all of the certificates issued by a multi-class securitization trust. As of June 30, 2014, we consolidated certain VIEs that were not consolidated as of December 31, 2013. As a result of consolidating these entities, which had combined total assets of $381 million in unpaid principal balance as of June 30, 2014, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value. As of June 30, 2014, we also deconsolidated certain VIEs that were consolidated as of December 31, 2013. As a result of deconsolidating these entities, which had combined total assets of $316 million in unpaid principal balance as of December 31, 2013, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage-backed trusts as of June 30, 2014 and December 31, 2013, as well as our maximum exposure to loss and the total assets of these unconsolidated mortgage-backed trusts.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae securities	$5,514	$5,660
Non-Fannie Mae securities	7,834	8,559
Total trading securities	13,348	14,219
Available-for-sale securities:
Fannie Mae securities	5,462	5,866
Non-Fannie Mae securities	24,981	27,441
Total available-for-sale securities	30,443	33,307
Other assets	118	119
Other liabilities	(1,600)	(1,668)
Net carrying amount	$42,309	$45,977
Maximum exposure to loss(1)	$49,596	$54,148
Total assets of unconsolidated mortgage-backed trusts	$284,852	$313,202
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

Additionally, our maximum exposure to loss related to our involvement with limited partnership investments was $20 million and $14 million as of June 30, 2014 and December 31, 2013, respectively. The total assets of these unconsolidated limited partnership investments were $6.3 billion and $6.8 billion as of June 30, 2014 and December 31, 2013, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended June 30, 2014 and 2013, the unpaid principal balance of portfolio securitizations was $36.4 billion and $62.5 billion, respectively. For the six months ended June 30, 2014 and 2013, the unpaid principal balance of portfolio securitizations was $68.9 billion and $131.8 billion, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts as of June 30, 2014 and December 31, 2013.

	Fannie Mae Single-class MBS & Fannie Megas		REMICS & SMBS(1)
	(Dollars in millions)
As of June 30, 2014
Unpaid principal balance	$314		$6,664
Fair value	350		7,878
Weighted-average coupon	6.19%		5.30%
Weighted-average loan age	7.9	years	5.7	years
Weighted-average maturity	21.0	years	11.1	years

As of December 31, 2013
Unpaid principal balance	$349		$6,899
Fair value	383		7,959
Weighted-average coupon	6.21%		5.36%
Weighted-average loan age	7.4	years	5.4	years
Weighted-average maturity	21.5	years	12.6	years
__________

(1)	Consists of real estate mortgage investment conduits (“REMICs”) and stripped mortgage-backed securities (“SMBS”).
For the three months ended June 30, 2014 and 2013, the principal and interest received on retained interests was $373 million and $469 million, respectively. For the six months ended June 30, 2014 and 2013, the principal and interest received on retained interests was $713 million and $928 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $2.0 billion and $2.1 billion as of June 30, 2014 and December 31, 2013, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
Qualifying Sales of Portfolio Securitizations
We consolidate the substantial majority of our single-class MBS trusts; therefore, these portfolio securitization transactions do not qualify for sale treatment. The assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales are reported in our condensed consolidated balance sheets.
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. There were no proceeds from the initial sale of securities from portfolio securitizations for the three and six months ended June 30, 2014. Proceeds from the initial sale of securities from portfolio securitizations were $75 million and $251 million for the three and six months ended June 30, 2013, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our condensed consolidated financial statements.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

3.  Mortgage Loans
The following table displays our mortgage loans as of June 30, 2014 and December 31, 2013.

	As of
	June 30, 2014			December 31, 2013
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$268,114	$2,561,871	$2,829,985	$276,644	$2,579,024	$2,855,668
Multifamily	30,259	151,036	181,295	37,642	146,249	183,891
Total unpaid principal balance of mortgage loans	298,373	2,712,907	3,011,280	314,286	2,725,273	3,039,559
Cost basis and fair value adjustments, net	(13,164)	45,737	32,573	(13,778)	44,305	30,527
Allowance for loan losses for loans held for investment	(36,643)	(2,424)	(39,067)	(40,521)	(3,325)	(43,846)
Total mortgage loans	$248,566	$2,756,220	$3,004,786	$259,987	$2,766,253	$3,026,240
During the three months ended June 30, 2014 and 2013, we redesignated loans with a carrying value of $19 million and $74 million, respectively, from held for investment (“HFI”) to held for sale (“HFS”). During the six months ended June 30, 2014 and 2013, we redesignated loans with a carrying value of $2.2 billion and $74 million, respectively, from HFI to HFS. We sold loans with an unpaid principal balance of $862 million and $1.9 billion during the three and six months ended June 30, 2014, respectively.
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
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of June 30, 2014 and December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2014(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$29,122	$8,323	$41,458	$78,903	$2,560,063	$2,638,966	$57	$49,689
Government(4)	63	24	330	417	46,586	47,003	330	—
Alt-A	4,227	1,469	13,220	18,916	100,616	119,532	9	14,677
Other(5)	1,678	562	4,387	6,627	42,225	48,852	18	4,899
Total single-family	35,090	10,378	59,395	104,863	2,749,490	2,854,353	414	69,265
Multifamily(6)	59	N/A	172	231	182,715	182,946	—	1,617
Total	$35,149	$10,378	$59,567	$105,094	$2,932,205	$3,037,299	$414	$70,882

	As of December 31, 2013(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$32,371	$9,755	$48,345	$90,471	$2,558,826	$2,649,297	$81	$57,973
Government(4)	66	32	346	444	48,150	48,594	346	—
Alt-A	4,748	1,692	15,425	21,865	105,644	127,509	11	17,102
Other(5)	1,940	659	5,404	8,003	45,288	53,291	22	5,999
Total single-family	39,125	12,138	69,520	120,783	2,757,908	2,878,691	460	81,074
Multifamily(6)	59	N/A	186	245	185,733	185,978	—	2,209
Total	$39,184	$12,138	$69,706	$121,028	$2,943,641	$3,064,669	$460	$83,283
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

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
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of June 30, 2014 and December 31, 2013. The single-family credit quality indicator is based on available data through the end of each period presented.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2014(1)(2)			December 31, 2013(1)(2)
	Primary(3)	Alt-A	Other(4)	Primary(3)	Alt-A	Other(4)
	(Dollars in millions)
Estimated mark-to-market loan-to-value ratio:(5)
Less than or equal to 80%	$2,135,261	$62,455	$24,320	$2,073,079	$61,670	$24,112
Greater than 80% and less than or equal to 90%	256,754	15,978	6,494	276,011	16,794	6,947
Greater than 90% and less than or equal to 100%	131,666	13,366	5,760	153,474	14,709	6,402
Greater than 100% and less than or equal to 110%	49,148	9,783	4,327	59,630	11,006	5,146
Greater than 110% and less than or equal to 120%	27,280	6,651	3,069	33,954	7,742	3,691
Greater than 120% and less than or equal to 125%	8,908	2,418	1,054	11,256	2,951	1,406
Greater than 125%	29,949	8,881	3,828	41,893	12,637	5,587
Total	$2,638,966	$119,532	$48,852	$2,649,297	$127,509	$53,291
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Excludes $47.0 billion and $48.6 billion as of June 30, 2014 and December 31, 2013, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of June 30, 2014 and December 31, 2013. The multifamily credit quality indicator is based on available data through the end of each period presented.

	As of
	June 30,	December 31,
	2014(1)	2013(1)
	(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Pass	$174,656	$176,528
Special Mention	2,523	2,234
Substandard	5,346	6,758
Doubtful	421	458
Total	$182,946	$185,978
_________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Pass (loan is current and adequately protected by the current financial strength and debt service capacity of the borrower); special mention (loan with signs of potential weakness); substandard (loan with a well defined weakness that jeopardizes timely full repayment); and doubtful (loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values).

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Individually Impaired Loans
Individually impaired loans include troubled debt restructurings (“TDRs”), acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total unpaid principal balance, recorded investment and related allowance as of June 30, 2014 and December 31, 2013, and interest income recognized and average recorded investment for the three and six months ended June 30, 2014 and 2013, for individually impaired loans.

	As of
	June 30, 2014				December 31, 2013
	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$128,363	$122,031	$22,370	$363	$130,080	$123,631	$24,145	$430
Government(3)	279	283	42	12	213	210	35	5
Alt-A	36,695	33,817	8,673	160	37,356	34,479	9,364	187
Other(4)	15,323	14,541	3,539	46	15,789	15,023	3,879	56
Total single-family	180,660	170,672	34,624	581	183,438	173,343	37,423	678
Multifamily	1,715	1,729	249	8	2,257	2,276	306	10
Total individually impaired loans with related allowance recorded	182,375	172,401	34,873	589	185,695	175,619	37,729	688

With no related allowance recorded:(5)
Single-family:
Primary(2)	15,531	14,013	—	—	14,076	12,305	—	—
Government(3)	61	56	—	—	120	120	—	—
Alt-A	3,476	2,705	—	—	3,290	2,428	—	—
Other(4)	1,099	949	—	—	1,039	868	—	—
Total single-family	20,167	17,723	—	—	18,525	15,721	—	—
Multifamily	1,613	1,622	—	—	1,927	1,939	—	—
Total individually impaired loans with no related allowance recorded	21,780	19,345	—	—	20,452	17,660	—	—
Total individually impaired loans(6)	$204,155	$191,746	$34,873	$589	$206,147	$193,279	$37,729	$688

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2014			2013
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$122,791	$1,093	$121	$125,689	$1,093	$152
Government(3)	281	3	—	214	2	—
Alt-A	34,029	267	22	35,376	275	35
Other(4)	14,669	102	9	15,700	108	15
Total single-family	171,770	1,465	152	176,979	1,478	202
Multifamily	1,813	23	—	2,704	36	1
Total individually impaired loans with related allowance recorded	173,583	1,488	152	179,683	1,514	203

With no related allowance recorded:(5)
Single-family:
Primary(2)	13,413	205	53	10,301	283	57
Government(3)	56	2	—	112	2	—
Alt-A	2,636	43	10	1,972	55	12
Other(4)	927	13	3	661	23	5
Total single-family	17,032	263	66	13,046	363	74
Multifamily	1,668	20	—	1,666	25	—
Total individually impaired loans with no related allowance recorded	18,700	283	66	14,712	388	74
Total individually impaired loans(6)	$192,283	$1,771	$218	$194,395	$1,902	$277

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2014			2013
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$123,066	$2,187	$261	$125,663	$2,195	$325
Government(3)	257	6	—	211	5	—
Alt-A	34,178	537	50	35,422	552	74
Other(4)	14,787	205	20	15,830	217	29
Total single-family	172,288	2,935	331	177,126	2,969	428
Multifamily	1,967	46	—	2,628	67	1
Total individually impaired loans with related allowance recorded	174,255	2,981	331	179,754	3,036	429

With no related allowance recorded:(5)
Single-family:
Primary(2)	13,055	390	101	10,688	924	116
Government(3)	76	3	—	110	4	—
Alt-A	2,576	84	20	2,049	230	22
Other(4)	910	24	5	671	86	10
Total single-family	16,617	501	126	13,518	1,244	148
Multifamily	1,758	40	—	1,800	47	1
Total individually impaired loans with no related allowance recorded	18,375	541	126	15,318	1,291	149
Total individually impaired loans(6)	$192,630	$3,522	$457	$195,072	$4,327	$578
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)
Includes single-family loans restructured in a TDR with a recorded investment of $187.1 billion and $187.6 billion as of June 30, 2014 and December 31, 2013, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $880 million and $911 million as of June 30, 2014 and December 31, 2013, respectively.

(7)
Total single-family interest income recognized of $1.7 billion and $1.8 billion for the three months ended June 30, 2014 and 2013, respectively, consists of $1.4 billion of contractual interest for both periods and $285 million and $410 million of effective yield adjustments, respectively. Total single-family interest income recognized of $3.4 billion and $4.2 billion for the six months ended June 30, 2014 and 2013, respectively, consists of $2.9 billion of contractual interest for both periods and $560 million and $1.3 billion of effective yield adjustments, respectively.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended June 30, 2014 and 2013, the average term extension of a single-family modified loan was 162 months and 154 months, respectively, and the average interest rate reduction was 0.99 and 1.70 percentage points, respectively. During the six months ended June 30, 2014 and 2013, the average term extension of a single-family modified loan was 161 months and 151 months, respectively, and the average interest rate reduction was 1.12 and 1.76 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,
	2014		2013
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	24,932	$3,564	31,304	$4,833
Government(3)	111	13	90	10
Alt-A	3,660	614	5,175	947
Other(4)	872	179	1,641	370
Total single-family	29,575	4,370	38,210	6,160
Multifamily	3	4	17	135
Total troubled debt restructurings	29,578	$4,374	38,227	$6,295

	For the Six Months Ended June 30,
	2014		2013
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	53,774	$7,674	69,555	$10,477
Government(3)	173	21	180	21
Alt-A	8,056	1,354	12,285	2,170
Other(4)	1,910	398	3,698	822
Total single-family	63,913	9,447	85,718	13,490
Multifamily	9	38	25	168
Total troubled debt restructurings	63,922	$9,485	85,743	$13,658
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
The following table displays the number of loans and recorded investment in loans that had a payment default for the three and six months ended June 30, 2014 and 2013 and were restructured in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended June 30,
	2014		2013
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	8,190	$1,251	11,320	$1,749
Government(3)	18	1	31	4
Alt-A	1,396	252	2,584	466
Other(4)	420	89	852	195
Total single-family	10,024	1,593	14,787	2,414
Multifamily	1	3	3	5
Total TDRs that subsequently defaulted	10,025	$1,596	14,790	$2,419

	For the Six Months Ended June 30,
	2014		2013
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	16,788	$2,561	23,380	$3,616
Government(3)	36	3	60	8
Alt-A	2,840	512	5,256	950
Other(4)	924	204	1,675	380
Total single-family	20,588	3,280	30,371	4,954
Multifamily	5	17	6	20
Total TDRs that subsequently defaulted	20,593	$3,297	30,377	$4,974
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
The following table displays changes in single-family, multifamily and total allowance for loan losses for the three and six months ended June 30, 2014 and 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2014			2013
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$38,746	$2,702	$41,448	$48,967	$6,534	$55,501
Benefit for loan losses(1)	(1,288)	(240)	(1,528)	(4,098)	(1,330)	(5,428)
Charge-offs(2)	(1,861)	(42)	(1,903)	(2,015)	(137)	(2,152)
Recoveries	311	147	458	466	106	572
Transfers(3)	337	(337)	—	768	(768)	—
Other(4)	155	13	168	244	33	277
Ending balance	$36,400	$2,243	$38,643	$44,332	$4,438	$48,770
Multifamily allowance for loan losses:
Beginning balance	$258	$205	$463	$586	$374	$960
(Benefit) provision for loan losses(1)	(8)	(22)	(30)	(36)	15	(21)
Charge-offs(2)	(8)	—	(8)	(66)	—	(66)
Transfers(3)	2	(2)	—	8	(8)	—
Other(4)	(1)	—	(1)	1	(1)	—
Ending balance	$243	$181	$424	$493	$380	$873
Total allowance for loan losses:
Beginning balance	$39,004	$2,907	$41,911	$49,553	$6,908	$56,461
Benefit for loan losses(1)	(1,296)	(262)	(1,558)	(4,134)	(1,315)	(5,449)
Charge-offs(2)(5)	(1,869)	(42)	(1,911)	(2,081)	(137)	(2,218)
Recoveries	311	147	458	466	106	572
Transfers(3)	339	(339)	—	776	(776)	—
Other(4)	154	13	167	245	32	277
Ending balance	$36,643	$2,424	$39,067	$44,825	$4,818	$49,643

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2014			2013
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$40,202	$3,105	$43,307	$49,848	$7,839	$57,687
Benefit for loan losses(1)	(2,170)	(202)	(2,372)	(4,534)	(1,733)	(6,267)
Charge-offs(2)	(3,308)	(143)	(3,451)	(4,685)	(186)	(4,871)
Recoveries	631	218	849	1,493	351	1,844
Transfers(3)	757	(757)	—	1,891	(1,891)	—
Other(4)	288	22	310	319	58	377
Ending balance	$36,400	$2,243	$38,643	$44,332	$4,438	$48,770
Multifamily allowance for loan losses:
Beginning balance	$319	$220	$539	$671	$437	$1,108
Benefit for loan losses(1)	(20)	(38)	(58)	(127)	(39)	(166)
Charge-offs(2)	(59)	—	(59)	(67)	—	(67)
Transfers(3)	2	(2)	—	17	(17)	—
Other(4)	1	1	2	(1)	(1)	(2)
Ending balance	$243	$181	$424	$493	$380	$873
Total allowance for loan losses:
Beginning balance	$40,521	$3,325	$43,846	$50,519	$8,276	$58,795
Benefit for loan losses(1)	(2,190)	(240)	(2,430)	(4,661)	(1,772)	(6,433)
Charge-offs(2)(5)	(3,367)	(143)	(3,510)	(4,752)	(186)	(4,938)
Recoveries	631	218	849	1,493	351	1,844
Transfers(3)	759	(759)	—	1,908	(1,908)	—
Other(4)	289	23	312	318	57	375
Ending balance	$36,643	$2,424	$39,067	$44,825	$4,818	$49,643
__________

(1)	(Benefit) provision for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

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

(5)
Total charge-offs include accrued interest of $75 million and $122 million for the three months ended June 30, 2014 and 2013, respectively, and $169 million and $237 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the allowance for accrued interest receivable for loans of Fannie Mae was $863 million and for loans of consolidated trusts was $81 million. As of December 31, 2013, the allowance for accrued interest receivable for loans of Fannie Mae was $1.1 billion and for loans of consolidated trusts was $104 million.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of June 30, 2014 and December 31, 2013.

	As of
	June 30, 2014			December 31, 2013
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$34,624	$249	$34,873	$37,423	$306	$37,729
Collectively reserved loans	4,019	175	4,194	5,884	233	6,117
Total allowance for loan losses	$38,643	$424	$39,067	$43,307	$539	$43,846

Recorded investment in loans by segment:(2)
Individually impaired loans(1)	$188,395	$3,351	$191,746	$189,064	$4,215	$193,279
Collectively reserved loans	2,665,958	179,595	2,845,553	2,689,627	181,763	2,871,390
Total recorded investment in loans	$2,854,353	$182,946	$3,037,299	$2,878,691	$185,978	$3,064,669
__________

(1)	Includes acquired credit-impaired loans.

(2)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities as of June 30, 2014 and December 31, 2013.

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$5,686	$5,870
Freddie Mac	1,766	1,839
Ginnie Mae	234	407
Alt-A private-label securities	1,194	1,516
Subprime private-label securities	1,282	1,448
CMBS	2,641	2,718
Mortgage revenue bonds	643	565
Other mortgage-related securities	101	99
Total mortgage-related securities	13,547	14,462
U.S. Treasury securities	13,083	16,306
Total trading securities	$26,630	$30,768

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses for the three and six months ended June 30, 2014 and 2013.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Net trading gains (losses)	$249	$(228)	$394	$168
Net trading gains (losses) recognized in the period related to securities still held at period end	233	(273)	353	125
Available-for-Sale Securities
We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and six months ended June 30, 2014 and 2013.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Gross realized gains	$396	$173	$399	$182
Gross realized losses	—	53	2	57
Total proceeds(1)	1,705	1,676	1,740	1,770
__________
s

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities we held as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$5,663	$385	$—	$(26)	$6,022
Freddie Mac	5,735	467	—	—	6,202
Ginnie Mae	461	67	—	—	528
Alt-A private-label securities	5,479	1,220	(18)	—	6,681
Subprime private-label securities	4,688	1,057	(19)	(21)	5,705
CMBS	1,427	81	—	—	1,508
Mortgage revenue bonds	4,669	79	(126)	(62)	4,560
Other mortgage-related securities	2,781	214	(24)	(151)	2,820
Total	$30,903	$3,570	$(187)	$(260)	$34,026

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

(2)
Represents the noncredit component of other-than-temporary impairments losses recorded in “Accumulated other comprehensive income” in our condensed consolidated balance sheets, as well as cumulative changes in fair value of securities for which we previously recognized the credit component of other-than-temporary impairments.

(3)	Represents the gross unrealized losses on securities for which we have not recognized other-than-temporary impairments.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(4)	$284	$(22)	$673
Alt-A private-label securities	(3)	121	(15)	113
Subprime private-label securities	(2)	72	(38)	618
Mortgage revenue bonds	(2)	66	(186)	1,396
Other mortgage-related securities	—	5	(175)	1,050
Total	$(11)	$548	$(436)	$3,850

	As of December 31, 2013
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(40)	$975	$(4)	$126
Alt-A private-label securities	(12)	490	(30)	308
Subprime private-label securities	(24)	448	(131)	1,332
Mortgage revenue bonds	(147)	1,662	(277)	970
Other mortgage-related securities	—	5	(218)	1,066
Total	$(223)	$3,580	$(660)	$3,802
Other-Than-Temporary Impairments
We evaluate AFS securities for other-than-temporary impairment on a quarterly basis. An other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. An other-than-temporary impairment is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend to sell the security or it is not more likely than not we will be required to sell the security before recovery.
The following table displays the modeled attributes, including default rates and severities, which were used to determine as of June 30, 2014 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2014
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$117	$117	$920	$133	$328
Weighted average collateral default(1)	26.5%	23.9%	9.5%	20.8%	13.3%
Weighted average collateral severities(2)	55.2	54.5	52.0	40.8	38.5
Weighted average voluntary prepayment rates(3)	10.1	9.7	13.4	9.9	10.2
Average credit enhancement(4)	38.4	4.1	10.9	21.3	9.4
2005:
Unpaid principal balance	$41	$472	$828	$384	$1,348
Weighted average collateral default(1)	49.0%	31.9%	22.9%	33.0%	26.4%
Weighted average collateral severities(2)	60.0	53.5	54.0	47.7	44.2
Weighted average voluntary prepayment rates(3)	2.9	7.5	10.4	8.5	9.1
Average credit enhancement(4)	47.9	8.9	0.6	12.6	2.8
2006:
Unpaid principal balance	$7,527	$690	$393	$1,088	$1,193
Weighted average collateral default(1)	53.0%	42.1%	24.4%	36.3%	18.1%
Weighted average collateral severities(2)	61.4	48.3	55.2	47.7	43.7
Weighted average voluntary prepayment rates(3)	2.4	6.1	8.3	7.7	10.1
Average credit enhancement(4)	10.3	2.9	0.1	0.7	—
2007 & After:
Unpaid principal balance	$341	$—	$—	$—	$83
Weighted average collateral default(1)	50.4%	N/A	N/A	N/A	21.9%
Weighted average collateral severities(2)	28.0	N/A	N/A	N/A	39.9
Weighted average voluntary prepayment rates(3)	1.4	N/A	N/A	N/A	9.9
Average credit enhancement(4)	20.3	N/A	N/A	N/A	20.4
Total:
Unpaid principal balance	$8,026	$1,279	$2,141	$1,605	$2,952
Weighted average collateral default(1)	52.5%	36.7%	17.4%	34.2%	21.5%
Weighted average collateral severities(2)	60.0	50.3	53.8	47.3	43.5
Weighted average voluntary prepayment rates(3)	2.5	7.0	11.3	8.1	9.6
Average credit enhancement(4)	11.4	5.2	4.9	5.3	2.9
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
The following table displays activity related to the unrealized credit loss component on debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Balance, beginning of period	$7,096	$9,136	$7,904	$9,214
Additions for the credit component on debt securities for which OTTI was not previously recognized	—	2	1	7
Additions for the credit component on debt securities for which OTTI was previously recognized	8	4	47	8
Reductions for securities no longer in portfolio at period end	(384)	(81)	(437)	(83)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(755)	—	(1,453)	—
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(94)	(97)	(191)	(182)
Balance, end of period	$5,871	$8,964	$5,871	$8,964
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments, as of June 30, 2014. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of June 30, 2014
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$5,663	$6,022	$—	$—	$321	$339	$284	$307	$5,058	$5,376
Freddie Mac	5,735	6,202	—	—	367	389	590	646	4,778	5,167
Ginnie Mae	461	528	—	—	—	—	66	75	395	453
Alt-A private-label securities	5,479	6,681	—	—	—	—	—	—	5,479	6,681
Subprime private-label securities	4,688	5,705	—	—	—	—	—	—	4,688	5,705
CMBS	1,427	1,508	—	—	1,345	1,424	—	—	82	84
Mortgage revenue bonds	4,669	4,560	26	27	209	212	467	470	3,967	3,851
Other mortgage-related securities	2,781	2,820	—	—	—	3	36	39	2,745	2,778
Total	$30,903	$34,026	$26	$27	$2,242	$2,367	$1,443	$1,537	$27,192	$30,095
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
The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees as of June 30, 2014 and December 31, 2013.

	As of
	June 30, 2014			December 31, 2013
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Non-consolidated Fannie Mae MBS	$18,257	$222	$10,332	$19,317	$232	$10,541
Other guaranty arrangements(3)	28,951	231	4,569	30,598	253	4,525
Total	$47,208	$453	$14,901	$49,915	$485	$15,066
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 14, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements, long-term standby commitments, and our commitment under the TCLF program.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $931 million and $1.1 billion as of June 30, 2014 and December 31, 2013, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
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
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of June 30, 2014 and December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2014(1)			December 31, 2013(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.27%	0.38%	2.18%	1.41%	0.44%	2.54%
Percentage of single-family conventional loans(4)	1.46	0.42	2.05	1.64	0.49	2.38

	As of
	June 30, 2014(1)		December 31, 2013(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	6%	11.40%	7%	12.22%
Geographical distribution:
California	20	0.77	20	0.98
Florida	6	5.46	6	6.89
Illinois	4	2.60	4	3.12
New Jersey	4	5.94	4	6.25
New York	5	4.24	5	4.42
All other states	61	1.60	61	1.85
Product distribution:
Alt-A	4	8.37	5	9.23
Subprime	*	15.65	*	16.93
Vintages:
2005	3	6.47	4	7.26
2006	3	10.11	3	11.26
2007	4	11.08	5	12.18
2008	3	6.27	3	6.69
All other vintages	87	0.91	85	1.02
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	9.34	1	10.90
__________

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of June 30, 2014 and December 31, 2013.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2014 and December 31, 2013.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2014(1)(2)		December 31, 2013(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.03%	0.10%	0.03%	0.10%

	As of
	June 30, 2014(1)		December 31, 2013(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	3%	0.17%	3%	0.23%
Less than or equal to 80%	97	0.10	97	0.10
Current debt service coverage ratio less than 1.0(5)	3	0.95	4	1.09
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of June 30, 2014 and December 31, 2013 excluding loans that have been defeased.

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

7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held-for-sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property, and the related valuation allowance, for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning balance — Acquired property	$12,744	$10,719	$12,307	$11,158
Additions	3,425	4,195	7,197	7,969
Disposals	(3,873)	(4,108)	(7,208)	(8,321)
Ending balance — Acquired property	$12,296	$10,806	$12,296	$10,806
Beginning balance — Valuation allowance	(784)	(570)	(686)	(669)
Decrease (increase) in valuation allowance	48	30	(50)	129
Ending balance — Valuation allowance	(736)	(540)	(736)	(540)
Ending balance — Acquired property, net	$11,560	$10,266	$11,560	$10,266

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of June 30, 2014 and December 31, 2013.

	As of
	June 30, 2014		December 31, 2013
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Fixed-rate short-term debt:
Discount notes(2)	$90,926	0.10%	$71,933	0.12%
Foreign exchange discount notes(3)	—	—	362	1.07
Total short-term debt of Fannie Mae	90,926	0.10	72,295	0.13
Debt of consolidated trusts	1,844	0.10	2,154	0.09
Total short-term debt	$92,770	0.10%	$74,449	0.13%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

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

Intraday Lines of Credit
We periodically use secured intraday funding lines of credit provided by large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $20.0 billion as of June 30, 2014 and December 31, 2013. We had no borrowings outstanding from these lines of credit as of June 30, 2014 or December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of June 30, 2014 and December 31, 2013.

	As of
	June 30, 2014			December 31, 2013
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2014 - 2030	$186,556	2.40%	2014 - 2030	$212,234	2.45%
Medium-term notes(2)	2014 - 2024	124,483	1.36	2014 - 2023	161,445	1.28
Foreign exchange notes and bonds	2021 - 2028	680	5.25	2021 - 2028	682	5.41
Other(3)	2014 - 2038	36,061	5.02	2014 - 2038	38,444	4.99
Total senior fixed		347,780	2.31		412,805	2.24
Senior floating:
Medium-term notes(2)	2014 - 2019	31,493	0.18	2014 - 2019	38,441	0.20
Other(3)(4)	2020 - 2037	3,432	3.18	2020 - 2037	955	5.18
Total senior floating		34,925	0.46		39,396	0.32
Subordinated fixed:
Qualifying subordinated	—	—	—	2014	1,169	5.27
Subordinated debentures	2019	3,674	9.92	2019	3,507	9.92
Total subordinated fixed		3,674	9.92		4,676	8.76
Secured borrowings(5)	2021 - 2022	230	1.88	2021 - 2022	262	1.86
Total long-term debt of Fannie Mae(6)		386,609	2.21		457,139	2.14
Debt of consolidated trusts(3)	2014 - 2054	2,710,166	3.17	2014 - 2053	2,702,935	3.26
Total long-term debt		$3,096,775	3.05%		$3,160,074	3.10%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

(4)	Includes credit risk sharing securities issued under our Connecticut Avenue Securities series, which transfers some of the credit risk of our mortgage loans to the investors in these securities.

(5)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(6)
Reported amounts include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.1 billion and $4.8 billion as of June 30, 2014 and December 31, 2013, respectively.

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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of June 30, 2014 and December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2014				As of December 31, 2013
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$52,489	$2,340	$105,272	$(6,019)	$68,637	$5,378	$93,428	$(4,759)
Receive-fixed	66,478	4,179	133,397	(1,629)	67,527	3,320	156,250	(3,813)
Basis	13,914	79	6,850	(1)	27,014	36	600	—
Foreign currency	377	139	299	(16)	389	120	653	(38)
Swaptions:
Pay-fixed	25,150	94	43,525	(264)	33,400	445	48,025	(600)
Receive-fixed	4,500	216	46,525	(721)	8,000	117	48,025	(484)
Other(1)	109	29	37	(1)	769	28	13	(1)
Total gross risk management derivatives	163,017	7,076	335,905	(8,651)	205,736	9,444	346,994	(9,695)
Accrued interest receivable (payable)	—	696	—	(950)	—	786	—	(930)
Netting adjustment(2)	—	(6,897)	—	9,390	—	(8,422)	—	9,370
Total net risk management derivatives	$163,017	$875	$335,905	$(211)	$205,736	$1,808	$346,994	$(1,255)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$7,728	$44	$235	$—	$1,138	$1	$4,353	$(31)
Forward contracts to purchase mortgage-related securities	40,214	343	663	(2)	3,276	4	20,861	(168)
Forward contracts to sell mortgage-related securities	484	2	60,336	(523)	35,423	260	7,886	(15)
Total mortgage commitment derivatives	$48,426	$389	$61,234	$(525)	$39,837	$265	$33,100	$(214)
Derivatives at fair value	$211,443	$1,264	$397,139	$(736)	$245,573	$2,073	$380,094	$(1,469)
__________

(1)
Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment for our risk management derivatives transactions represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $3.3 billion and $2.0 billion as of June 30, 2014 and December 31, 2013, respectively. Cash collateral received was $780 million and $1.0 billion as of June 30, 2014 and December 31, 2013, respectively.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position was $2.3 billion and $2.1 billion, for which we posted collateral of $2.1 billion and $2.0 billion in the normal course of business as of June 30, 2014 and December 31, 2013, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $174 million and $130 million would have been required to be posted as collateral or to immediately settle our positions based on the

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

individual agreements and our fair value position as of June 30, 2014 and December 31, 2013, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our OTC-cleared derivative contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three and six months ended June 30, 2014 and 2013.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(2,349)	$8,313	$(4,467)	$10,903
Receive-fixed	1,639	(7,123)	3,104	(9,033)
Basis	8	(45)	43	(72)
Foreign currency	17	(63)	38	(133)
Swaptions:
Pay-fixed	62	(468)	(37)	(451)
Receive-fixed	(59)	247	(101)	268
Other	3	11	—	21
Accrual of periodic settlements:
Pay-fixed interest-rate swaps	(913)	(1,211)	(1,816)	(2,409)
Receive-fixed interest-rate swaps	642	1,012	1,333	1,994
Other	14	18	27	34
Total risk management derivatives fair value (losses) gains, net	$(936)	$691	$(1,876)	$1,122
Mortgage commitment derivatives fair value (losses) gains, net	(310)	497	(655)	628
Total derivatives fair value (losses) gains, net	$(1,246)	$1,188	$(2,531)	$1,750

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
10. Income Taxes
We recognized a provision for federal income taxes of $1.8 billion for the three months ended June 30, 2014, which resulted in an effective tax rate of 32.3%. For the six months ended June 30, 2014, we recognized a provision for federal income taxes of $4.3 billion, which resulted in an effective tax rate of 32.5%.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

We recognized a provision for federal income taxes of $2.0 billion for the three months ended June 30, 2013, which resulted in an effective tax rate of 16.4%. For the six months ended June 30, 2013, we recognized a benefit for federal income taxes of $48.6 billion, which resulted in an effective tax rate of (240.6)%.
For the three months and six months ended June 30, 2014, the effective tax rates were different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for the low-income housing tax credit. Our effective tax rates for the three months and six months ended June 30, 2013 were different from the statutory rate of 35% primarily due to the release of our valuation allowance for our net deferred tax assets.
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
The following table displays the computation of basic and diluted loss per share of common stock for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars and shares in millions, except per share amounts)
Net income	$3,667	$10,095	$8,992	$68,780
Less: Net income attributable to noncontrolling interest	(1)	(11)	(1)	(11)
Net income attributable to Fannie Mae	3,666	10,084	8,991	68,769
Dividends distributed or available for distribution to senior preferred stockholder(1)	(3,712)	(10,243)	(9,404)	(69,611)
Net loss attributable to common stockholders	$(46)	$(159)	$(413)	$(842)
Weighted-average common shares outstanding—basic and diluted(2)	5,762	5,762	5,762	5,762
Loss per share: basic and diluted	$(0.01)	$(0.03)	$(0.07)	$(0.15)
__________

(1)
Represents our dividend payments to Treasury under the terms of the senior preferred stock. Dividends distributed or available for distribution for the three months ended June 30, 2014 (relating to the dividend period for the three months ended September 30, 2014) were calculated based on our net worth as of June 30, 2014 less the applicable capital reserve amount of $2.4 billion and for the six months ended June 30, 2014 we add dividends paid on June 30, 2014 to this amount. Dividends distributed or available for distribution for the three months ended June 30, 2013 (relating to the dividend period for the three months ended September 30, 2013) were calculated based on our net worth as of June 30, 2013 less the applicable capital reserve amount of $3.0 billion and for the six months ended June 30, 2013 we add dividends paid on June 30, 2013 to this amount.

(2)
Includes 4.6 billion of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2014.

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
The following tables display our business segment financial results for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$5	$(21)	$1,917	$2,739		$264	(3)	$4,904
Benefit for credit losses	1,603	36	—	—		—		1,639
Net interest income after benefit for credit losses	1,608	15	1,917	2,739		264		6,543
Guaranty fee income (expense)(4)	2,893	317	(241)	(1,452)	(5)	(1,476)	(5)	41	(5)
Investment (losses) gains, net	(1)	39	1,648	(104)		(1,076)	(6)	506
Net other-than-temporary impairments	—	—	(23)	—		—		(23)
Fair value (losses) gains, net	(2)	—	(1,098)	171		(5)	(7)	(934)
Debt extinguishment gains (losses), net	—	—	41	(3)		—		38
Gains from partnership investments(8)	—	34	—	—		1		35
Fee and other income (expense)	181	31	136	(95)		89		342
Administrative expenses	(458)	(75)	(164)	—		—		(697)
Foreclosed property income	178	36	—	—		—		214
TCCA fees(4)	(335)	—	—	—		—		(335)
Other expenses	(237)	(12)	(57)	—		(5)		(311)
Income before federal income taxes	3,827	385	2,159	1,256		(2,208)		5,419
Provision for federal income taxes	(1,133)	(9)	(610)	—		—		(1,752)
Net income	2,694	376	1,549	1,256		(2,208)		3,667
Less: Net income attributable to noncontrolling interest	—	—	—	—		(1)	(9)	(1)
Net income attributable to Fannie Mae	$2,694	$376	$1,549	$1,256		$(2,209)		$3,666

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(43)	$(43)	$3,747	$5,437		$544	(3)	$9,642
Benefit for credit losses	2,348	65	—	—		—		2,413
Net interest income after benefit for credit losses	2,305	22	3,747	5,437		544		12,055
Guaranty fee income (expense)(4)	5,763	628	(487)	(2,879)	(5)	(2,939)	(5)	86	(5)
Investment (losses) gains, net	(1)	42	2,984	(162)		(2,211)	(6)	652
Net other-than-temporary impairments	—	—	(74)	—		—		(74)
Fair value (losses) gains, net	(7)	—	(2,435)	219		99	(7)	(2,124)
Debt extinguishment gains, net	—	—	34	4		—		38
Gains from partnership investments(8)	—	79	—	—		1		80
Fee and other income (expense)	325	55	4,269	(171)		174		4,652
Administrative expenses	(908)	(148)	(313)	—		—		(1,369)
Foreclosed property income	435	41	—	—		—		476
TCCA fees(4)	(657)	—	—	—		—		(657)
Other expenses	(392)	(13)	(65)	—		(17)		(487)
Income before federal income taxes	6,863	706	7,660	2,448		(4,349)		13,328
Provision for federal income taxes	(2,060)	—	(2,276)	—		—		(4,336)
Net income	4,803	706	5,384	2,448		(4,349)		8,992
Less: Net income attributable to noncontrolling interest	—	—	—	—		(1)	(9)	(1)
Net income attributable to Fannie Mae	$4,803	$706	$5,384	$2,448		$(4,350)		$8,991

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2013(10)
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(50)	$(17)	$2,680	$2,621		$433	(3)	$5,667
Benefit for credit losses	5,353	30	—	—		—		5,383
Net interest income after benefit for credit losses	5,303	13	2,680	2,621		433		11,050
Guaranty fee income (expense)(4)	2,544	300	(283)	(1,283)	(5)	(1,227)	(5)	51	(5)
Investment gains (losses), net	1	4	898	(89)		(524)	(6)	290
Net other-than-temporary impairments	—	—	(6)	—		—		(6)
Fair value (losses) gains, net	(1)	—	841	(214)		203	(7)	829
Debt extinguishment gains, net	—	—	3	24		—		27
Gains from partnership investments(8)	—	104	—	—		11		115
Fee and other income (expense)	179	38	255	(86)		48		434
Administrative expenses	(419)	(67)	(140)	—		—		(626)
Foreclosed property income	328	4	—	—		—		332
TCCA fees(4)	(233)	—	—	—		—		(233)
Other expenses	(154)	—	(8)	—		(21)		(183)
Income before federal income taxes	7,548	396	4,240	973		(1,077)		12,080
Provision for federal income taxes	(1,050)	(10)	(925)	—		—		(1,985)
Net income	6,498	386	3,315	973		(1,077)		10,095
Less: Net income attributable to noncontrolling interest	—	—	—	—		(11)	(9)	(11)
Net income attributable to Fannie Mae	$6,498	$386	$3,315	$973		$(1,088)		$10,084

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2013(10)
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$470	$(28)	$5,422	$5,218		$889	(3)	$11,971
Benefit for credit losses	6,134	206	—	—		—		6,340
Net interest income after benefit for credit losses	6,604	178	5,422	5,218		889		18,311
Guaranty fee income (expense)(4)	4,919	591	(582)	(2,487)	(5)	(2,336)	(5)	105	(5)
Investment gains (losses), net	3	11	2,247	(156)		(1,697)	(6)	408
Net other-than-temporary impairments	—	—	(15)	—		—		(15)
Fair value (losses) gains, net	(3)	—	1,716	(418)		368	(7)	1,663
Debt extinguishment (losses) gains, net	—	—	(37)	41		—		4
Gains from partnership investments(8)	—	163	—	—		11		174
Fee and other income (expense)	351	89	604	(170)		74		948
Administrative expenses	(845)	(137)	(285)	—		—		(1,267)
Foreclosed property income	581	11	—	—		—		592
TCCA fees(4)	(419)	—	—	—		—		(419)
Other (expenses) income	(322)	1	50	—		(39)		(310)
Income before federal income taxes	10,869	907	9,120	2,028		(2,730)		20,194
Benefit for federal income taxes(11)	30,528	7,978	10,080	—		—		48,586
Net income	41,397	8,885	19,200	2,028		(2,730)		68,780
Less: Net income attributable to noncontrolling interest	—	—	—	—		(11)	(9)	(11)
Net income attributable to Fannie Mae	$41,397	$8,885	$19,200	$2,028		$(2,741)		$68,769
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

(2)
Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities in the Capital Markets group’s retained mortgage portfolio that on a GAAP basis are eliminated.

(4)
Includes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(8)	Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income.

(9)	Represents the adjustment from equity method of accounting to consolidated accounting for partnership investments that are consolidated in our consolidated balance sheets.

(10)	Certain prior period amounts have been reclassified to conform with the current period presentation.

(11)	Primarily represented the release of the valuation allowance for our deferred tax assets that generally is directly attributable to each segment based on the nature of the item.
13. Equity
The following table displays the activity in other comprehensive income (“OCI”), net of tax, by major categories for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Net income	$3,667	$10,095	$8,992	$68,780
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on AFS securities (net of tax of $119 and $47, respectively, for the three months ended and net of tax of $303 and $396, respectively, for the six months ended)	221	88	561	735
Reclassification adjustment for OTTI recognized in net income (net of tax of $8 and $2, respectively, for the three months ended and net of tax of $26 and $5, respectively, for the six months ended)	15	4	48	10
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $104 and $40, respectively, for the three months ended and net of tax of $104 and $43, respectively, for the six months ended)	(191)	(75)	(192)	(80)
Other	—	149	—	155
Total other comprehensive income	45	166	417	820
Total comprehensive income	$3,712	$10,261	$9,409	$69,600
The following table displays our accumulated other comprehensive income (“AOCI”) by major categories as of June 30, 2014 and December 31, 2013.

	As of
	June 30,	December 31,
	2014	2013
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$561	$365
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	1,483	1,262
Prior service cost and actuarial losses, net of amortization, net of tax	(395)	(395)
Other losses	(29)	(29)
Accumulated other comprehensive income	$1,620	$1,203

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The table below displays changes in accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2014			2013			2014			2013
	AFS(1)	Other	Total	AFS(1)	Other(2)	Total	AFS(1)	Other	Total	AFS(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$1,999	$(424)	$1,575	$1,582	$(544)	$1,038	$1,627	$(424)	$1,203	$934	$(550)	$384
OCI before reclassifications	221	—	221	88	145	233	561	—	561	735	145	880
Amounts reclassified from OCI	(176)	—	(176)	(71)	4	(67)	(144)	—	(144)	(70)	10	(60)
Net OCI	45	—	45	17	149	166	417	—	417	665	155	820
Ending balance	$2,044	$(424)	$1,620	$1,599	$(395)	$1,204	$2,044	$(424)	$1,620	$1,599	$(395)	$1,204
__________

(1)
The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investments gains, net” and “Net other-than-temporary impairments,” respectively, in our condensed consolidated statements of operations.

(2)
The amounts reclassified from AOCI represent activity from our defined benefit pension plans, which is recorded in “Salaries and employee benefits” in our condensed consolidated statements of operations.

14. Concentrations of Credit Risk
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 48% of our single-family guaranty book of business as of June 30, 2014, compared with approximately 49% as of December 31, 2013. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 66% of our multifamily guaranty book of business as of June 30, 2014, compared with approximately 65% as of December 31, 2013.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in a significant increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $104.6 billion and $102.5 billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2014 and December 31, 2013, respectively, which represented 4% of our single-family guaranty book of business as of June 30, 2014 and December 31, 2013. Our primary mortgage insurance coverage risk in force was $103.6 billion and $101.4 billion as of June 30, 2014 and December 31, 2013, respectively. Our pool mortgage insurance coverage risk in force was $959 million and $1.1 billion as of June 30, 2014 and December 31, 2013, respectively. Our top four mortgage insurance companies provided 79% and 78% of our mortgage insurance as of June 30, 2014 and December 31, 2013, respectively.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. These three mortgage insurers provided a combined $13.5 billion, or 13%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2014.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Effective March 7, 2014, the terms of PMI’s order regarding its deferred payment arrangements changed to increase its cash payments on policyholder claims from 55% to 67%. In addition, PMI has paid us sufficient amounts of its outstanding deferred payment obligations to bring payment on our claims to 67%. It is uncertain whether PMI will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims.
Effective July 1, 2014, the terms of RMIC’s order regarding its deferred payment arrangements changed to no longer defer payments on policyholder claims and to increase its cash payments from 60% to 100%. In addition, RMIC has paid us sufficient amounts of its outstanding deferred payment obligations to bring payment on our claims to 100%. Even though RMIC is no longer deferring payments on policyholder claims, RMIC remains in run-off and under the supervisory control of the North Carolina Department of Insurance.
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
The following table displays the amount by which our estimated benefit from mortgage insurance as of June 30, 2014 and December 31, 2013 reduced our total loss reserves as of those dates.

	As of
	June 30, 2014	December 31, 2013
	(Dollars in millions)
Contractual mortgage insurance benefit	$5,886	$6,751
Less: Collectibility adjustment(1)	354	431
Estimated benefit included in total loss reserves	$5,532	$6,320
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
We had outstanding receivables of $2.0 billion recorded in “Other assets” in our condensed consolidated balance sheets as of June 30, 2014 and $2.1 billion as of December 31, 2013 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $328 million as of June 30, 2014 and $402 million as of December 31, 2013 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $611 million as of June 30, 2014 and $655 million as of December 31, 2013. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of June 30, 2014 and December 31, 2013.
For information on credit risk associated with our derivative transactions and repurchase agreements refer to “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements.”

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

15. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The table below displays information related to derivatives and securities purchased under agreements to resell or similar arrangements which are subject to an enforceable master netting arrangement that are either offset or not offset in our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral (3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$6,795	$(6,777)	$18		$—	$(12)	$6
OTC-cleared risk management derivatives (4)	949	(120)	829		—	—	829
Mortgage commitment derivatives	389	—	389		(145)	(4)	240
Total derivative assets	8,133	(6,897)	1,236	(5)	(145)	(16)	1,075
Securities purchased under agreements to resell or similar arrangements(6)	32,250	—	32,250		—	(32,249)	1
Total assets	$40,383	$(6,897)	$33,486		$(145)	$(32,265)	$1,076
Liabilities:
OTC risk management derivatives	$(8,352)	$8,142	$(210)		$—	$—	$(210)
OTC-cleared risk management derivatives (4)	(1,248)	1,248	—		—	—	—
Mortgage commitment derivatives	(525)	—	(525)		145	—	(380)
Total liabilities	$(10,125)	$9,390	$(735)	(5)	$145	$—	$(590)

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
(4) As of June 30, 2014, we net OTC-cleared derivative assets and derivative liabilities where we have enforceable master netting arrangements.

(5)
Excludes derivative assets of $28 million and $1.7 billion and derivative liabilities of $1 million and $1.1 billion recognized in our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively, that are not subject to enforceable master netting arrangements.

(6)
Includes $15.6 billion and $11.6 billion of securities purchased under agreements to resell or similar arrangements classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

Derivative instruments are recorded at fair value and securities purchased under agreements to resell or similar arrangements are recorded at amortized cost in our condensed consolidated balance sheets. The fair value of non-cash collateral accepted for OTC risk management derivatives was $12 million and $24 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $32.3 billion and $50.7 billion, of which $29.0 billion and $39.8 billion could be sold or repledged as of June 30, 2014 and December 31, 2013, respectively. None of the underlying collateral was sold or repledged as of June 30, 2014 and December 31, 2013.
We determine our rights to offset the assets and liabilities presented above with the same counterparty, including collateral posted or received, based on the contractual arrangements entered into with our individual counterparties and various rules and regulations that would govern the insolvency of a derivative counterparty. The following is a description, under various agreements, of the nature of those rights and their effect or potential effect on our financial position.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements as of June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$5,686	$—	$—	$5,686
Freddie Mac	—	1,766	—	—	1,766
Ginnie Mae	—	234	—	—	234
Alt-A private-label securities	—	551	643	—	1,194
Subprime private-label securities	—	—	1,282	—	1,282
CMBS	—	2,641	—	—	2,641
Mortgage revenue bonds	—	—	643	—	643
Other	—	—	101	—	101
Non-mortgage-related securities:
U.S. Treasury securities	13,083	—	—	—	13,083
Total trading securities	13,083	10,878	2,669	—	26,630
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	6,020	2	—	6,022
Freddie Mac	—	6,193	9	—	6,202
Ginnie Mae	—	528	—	—	528
Alt-A private-label securities	—	2,964	3,717	—	6,681
Subprime private-label securities	—	—	5,705	—	5,705
CMBS	—	1,508	—	—	1,508
Mortgage revenue bonds	—	—	4,560	—	4,560
Other	—	3	2,817	—	2,820
Total available-for-sale securities	—	17,216	16,810	—	34,026
Mortgage loans of consolidated trusts	—	12,585	2,531	—	15,116
Other assets:
Risk management derivatives:
Swaps	—	7,347	86	—	7,433
Swaptions	—	310	—	—	310
Other	—	—	29	—	29
Netting adjustment	—	—	—	(6,897)	(6,897)
Mortgage commitment derivatives	—	365	24	—	389
Total other assets	—	8,022	139	(6,897)	1,264
Total assets at fair value	$13,083	$48,701	$22,149	$(6,897)	$77,036

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$3,107	$325	$—	$3,432
Total of Fannie Mae	—	3,107	325	—	3,432
Of consolidated trusts	—	15,922	498	—	16,420
Total long-term debt	—	19,029	823	—	19,852
Other liabilities:
Risk management derivatives:
Swaps	—	8,497	118	—	8,615
Swaptions	—	985	—	—	985
Other	—	—	1	—	1
Netting adjustment	—	—	—	(9,390)	(9,390)
Mortgage commitment derivatives	—	525	—	—	525
Total other liabilities	—	10,007	119	(9,390)	736
Total liabilities at fair value	$—	$29,036	$942	$(9,390)	$20,588

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

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income for Level 3 assets and liabilities for the three and six months ended June 30, 2014 and 2013. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2014
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2014(5)
	Balance, March 31, 2014	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Alt-A private-label securities	$655	$84	$—	$—	$(23)	$—	$(22)	$(67)	$16	$643	$84
Subprime private-label securities	1,453	103	—	—	(241)	—	(33)	—	—	1,282	204
Mortgage revenue bonds	601	44	—	—	—	—	(2)	—	—	643	44
Other	102	4	—	—	—	—	(5)	—	—	101	4
Total trading securities	$2,811	$235	$—	$—	$(264)	$—	$(62)	$(67)	$16	$2,669	$336

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$5	$—	$—	$—	$—	$—	$(1)	$(4)	$2	$2	$—
Freddie Mac	8	—	—	—	—	—	—	—	1	9	—
Alt-A private-label securities	3,570	103	(24)	—	(320)	—	(111)	(265)	764	3,717	—
Subprime private-label securities	7,030	268	(38)	—	(1,349)	—	(206)	—	—	5,705	—
Mortgage revenue bonds	5,006	(7)	87	—	(39)	—	(487)	—	—	4,560	—
Other	2,844	3	54	—	—	—	(84)	—	—	2,817	—
Total available-for-sale securities	$18,463	$367	$79	$—	$(1,708)	$—	$(889)	$(269)	$767	$16,810	$—

Mortgage loans of consolidated trusts	$2,608	$102	$—	$7	$—	$—	$(85)	$(165)	$64	$2,531	$86
Net derivatives	(23)	47	—	—	—	—	(4)	—	—	20	41
Long-term debt:
Of Fannie Mae:
Senior floating	$(310)	$(15)	$—	$—	$—	$—	$—	$—	$—	$(325)	$(15)
Of consolidated trusts	(506)	(33)	—	—	—	(1)	17	47	(22)	(498)	(31)
Total long-term debt	$(816)	$(48)	$—	$—	$—	$(1)	$17	$47	$(22)	$(823)	$(46)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2014
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2014(5)
	Balance, December 31, 2013	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$42	$(1)	$—	$—	$—	$—	$(2)	$(39)	$—	$—	$—
Freddie Mac	2	—	—	—	—	—	—	(2)	—	—	—
Alt-A private-label securities	618	103	—	—	(23)	—	(38)	(143)	126	643	101
Subprime private-label securities	1,448	179	—	—	(241)	—	(104)	—	—	1,282	280
Mortgage revenue bonds	565	84	—	—	—	—	(6)	—	—	643	84
Other	99	9	—	—	—	—	(7)	—	—	101	9
Total trading securities	$2,774	$374	$—	$—	$(264)	$—	$(157)	$(184)	$126	$2,669	$474

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$7	$—	$—	$—	$—	$—	$(1)	$(6)	$2	$2	$—
Freddie Mac	8	—	—	—	—	—	—	—	1	9	—
Alt-A private-label securities	3,791	116	49	—	(320)	—	(199)	(874)	1,154	3,717	—
Subprime private-label securities	7,068	301	181	—	(1,349)	—	(496)	—	—	5,705	—
Mortgage revenue bonds	5,253	(27)	280	—	(58)	—	(888)	—	—	4,560	—
Other	2,885	6	95	—	—	—	(169)	—	—	2,817	—
Total available-for-sale securities	$19,012	$396	$605	$—	$(1,727)	$—	$(1,753)	$(880)	$1,157	$16,810	$—

Mortgage loans of consolidated trusts	$2,704	$127	$—	$31	$—	$—	$(166)	$(313)	$148	$2,531	$94
Net derivatives	(40)	77	—	—	—	—	(16)	(1)	—	20	54
Long-term debt:
Of Fannie Mae:
Senior floating	$(955)	$(105)	$—	$—	$—	$(750)	$20	$1,465	$—	$(325)	$(59)
Of consolidated trusts	(518)	(34)	—	—	—	(1)	35	66	(46)	(498)	(32)
Total long-term debt	$(1,473)	$(139)	$—	$—	$—	$(751)	$55	$1,531	$(46)	$(823)	$(91)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2013
		Total (Losses) or Gains or (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2013(5)
	Balance, March 31, 2013	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$61	$(3)	$—	$—	$—	$—	$(6)	$—	$—	$52	$(3)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Ginnie Mae	—	—	—	—	—	—	—	—	2	2	—
Alt-A private-label securities	464	32	—	—	—	—	(39)	(162)	408	703	31
Subprime private-label securities	1,446	80	—	—	—	—	(38)	—	—	1,488	79
Mortgage revenue bonds	661	(56)	—	—	—	—	(2)	—	—	603	(56)
Other	118	(6)	—	—	—	—	(3)	—	—	109	(6)
Total trading securities	$2,752	$47	$—	$—	$—	$—	$(88)	$(162)	$410	$2,959	$45

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$12	$—	$(1)	$—	$—	$—	$(1)	$—	$—	$10	$—
Freddie Mac	9	—	(1)	—	—	—	—	—	1	9	—
Alt-A private-label securities	6,112	11	249	—	—	—	(401)	(773)	1,810	7,008	—
Subprime private-label securities	7,868	46	234	—	—	—	(286)	—	—	7,862	—
Mortgage revenue bonds	7,351	12	(253)	—	—	—	(710)	—	—	6,400	—
Other	3,099	1	55	—	—	—	(104)	—	—	3,051	—
Total available-for-sale securities	$24,451	$70	$283	$—	$—	$—	$(1,502)	$(773)	$1,811	$24,340	$—

Mortgage loans of consolidated trusts	$2,882	$30	$—	$85	$—	$—	$(122)	$(51)	$137	$2,961	$25
Net derivatives	(7)	(89)	—	—	—	—	31	16	—	(49)	(44)
Long-term debt:
Of Fannie Mae:
Senior floating	$(383)	$46	$—	$—	$—	$—	$—	$—	$—	$(337)	$46
Of consolidated trusts	(1,077)	(66)	—	—	—	(5)	56	57	(42)	(1,077)	(69)
Total long-term debt	$(1,460)	$(20)	$—	$—	$—	$(5)	$56	$57	$(42)	$(1,414)	$(23)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2013
		Total (Losses) or Gains or (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2013(5)
	Balance, December 31, 2012	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$(6)	$—	$—	$—	$—	$(10)	$—	$—	$52	$(6)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Ginnie Mae	1	—	—	—	—	—	(1)	—	2	2	—
Alt-A private-label securities	104	127	—	—	—	—	(55)	(206)	733	703	121
Subprime private-label securities	1,319	239	—	—	—	—	(70)	—	—	1,488	239
Mortgage revenue bonds	675	(69)	—	—	—	—	(3)	—	—	603	(69)
Other	117	(4)	—	—	—	—	(4)	—	—	109	(4)
Total trading securities	$2,286	$287	$—	$—	$—	$—	$(143)	$(206)	$735	$2,959	$281

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$29	$—	$(1)	$—	$—	$—	$(4)	$(14)	$—	$10	$—
Freddie Mac	10	—	(1)	—	—	—	(1)	—	1	9	—
Alt-A private-label securities	6,564	20	467	—	—	—	(669)	(1,965)	2,591	7,008	—
Subprime private-label securities	7,447	90	911	—	—	—	(586)	—	—	7,862	—
Mortgage revenue bonds	7,837	10	(282)	—	(19)	—	(1,146)	—	—	6,400	—
Other	3,147	5	99	—	—	—	(200)	—	—	3,051	—
Total available-for-sale securities	$25,034	$125	$1,193	$—	$(19)	$—	$(2,606)	$(1,979)	$2,592	$24,340	$—

Mortgage loans of consolidated trusts	$2,634	$57	$—	$243	$—	$—	$(234)	$(89)	$350	$2,961	$(393)
Net derivatives	14	(129)	—	—	—	—	54	16	(4)	(49)	(61)
Long-term debt:
Of Fannie Mae:
Senior floating	$(400)	$63	$—	$—	$—	$—	$—	$—	$—	$(337)	$63
Of consolidated trusts	(1,128)	(120)	—	—	—	(20)	105	170	(84)	(1,077)	245
Total long-term debt	$(1,528)	$(57)	$—	$—	$—	$(20)	$105	$170	$(84)	$(1,414)	$308
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
The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended June 30, 2014
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$70	$329	$(19)	$323	$703
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2014	$—	$417	$—	$—	$417

	For the Six Months Ended June 30, 2014
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$140	$435	$(64)	$324	$835
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2014	$—	$531	$—	$—	$531

	For the Three Months Ended June 30, 2013
	Interest Income	Fair Value (Losses) Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$70	$(31)	$(4)	$3	$38
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2013	$—	$3	$—	$—	$3

	For the Six Months Ended June 30, 2013
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$125	$161	$(9)	$6	$283
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2013	$—	$135	$—	$—	$135

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Nonrecurring Changes in Fair Value
The following tables display assets measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment) as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements as of June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$89	$151	$240
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	17,189	17,189
Of consolidated trusts	—	—	53	53
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,033	1,033
Acquired property, net:
Single-family	—	—	4,300	4,300
Multifamily	—	—	163	163
Other assets	—	—	113	113
Total nonrecurring fair value measurements	$—	$89	$23,002	$23,091

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$101	$132	$233
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	19,966	19,966
Of consolidated trusts	—	—	79	79
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,533	1,533
Acquired property, net:
Single-family	—	—	4,041	4,041
Multifamily	—	—	98	98
Other assets	—	—	121	121
Total nonrecurring fair value measurements	$—	$101	$25,970	$26,071
_________

(1)	Excludes estimated recoveries from mortgage insurance proceeds.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements as of June 30, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Alt-A private-label securities(3)	$67	Consensus	Default Rate (%)	4.2			4.2
			Prepayment Speed (%)	2.2			2.2
			Severity (%)	47.1			47.1
			Spreads (bps)	240.6			240.6
	158	Consensus
	381	Discounted Cash Flow	Default Rate (%)	4.2	-	8.8	7.7
			Prepayment Speed (%)	2.2	-	5.1	3.4
			Severity (%)	47.1	-	85.3	75.5
			Spreads (bps)	247.5	-	300.0	266.5
	37	Other
Total Alt-A private-label securities	643
Subprime private-label securities(3)	198	Single Vendor
	416	Consensus	Default Rate (%)	3.7	-	11.2	7.8
			Prepayment Speed (%)	0.2	-	4.1	1.5
			Severity (%)	71.7	-	95.0	80.6
			Spreads (bps)	245.0	-	345.0	272.7
	549	Consensus
	119	Other
Total subprime private-label securities	1,282
Mortgage revenue bonds	464	Discounted Cash Flow	Spreads (bps)	103.1	-	435.0	322.1
	179	Other
Total mortgage revenue bonds	643
Other	101	Discounted Cash Flow	Spreads (bps)	445.0			445.0
Total trading securities	$2,669

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$11	Other
Alt-A private-label securities(3)	454	Single Vendor	Default Rate (%)	2.2	-	5.7	3.9
			Prepayment Speed (%)	1.6	-	20.7	7.1
			Severity (%)	14.2	-	95.0	54.6
			Spreads (bps)	156.3	-	320.0	239.0
	1,254	Consensus	Default Rate (%)	0.9	-	16.7	5.2
			Prepayment Speed (%)	0.0	-	36.8	10.1
			Severity (%)	27.8	-	95.0	69.7
			Spreads (bps)	170.0	-	224.6	220.1
	844	Consensus
	812	Discounted Cash Flow	Default Rate (%)	2.0	-	11.8	5.3
			Prepayment Speed (%)	0.6	-	8.7	6.1
			Severity (%)	24.7	-	95.0	51.1
			Spreads (bps)	146.0	-	350.0	242.5
	353	Other
Total Alt-A private-label securities	3,717
Subprime private-label securities (3)	347	Single Vendor
	2,020	Consensus	Default Rate (%)	1.8	-	20.6	6.3
			Prepayment Speed (%)	0.1	-	19.8	2.9
			Severity (%)	28.0	-	95.0	84.3
			Spreads (bps)	135.0	-	245.0	197.4
	2,846	Consensus
	492	Other
Total subprime private-label securities	5,705
Mortgage revenue bonds	2,155	Single Vendor	Spreads (bps)	0.0	-	324.6	58.2
	647	Single Vendor
	1,677	Discounted Cash Flow	Spreads (bps)	0.0	-	592.9	327.2
	81	Other
Total mortgage revenue bonds	4,560
Other	493	Consensus	Default Rate (%)	3.1	-	5.0	4.7
			Prepayment Speed (%)	2.0	-	9.8	3.7
			Severity (%)	0.2	-	85.0	71.6
			Spreads (bps)	195.0	-	745.0	336.3
	329	Consensus
	855	Discounted Cash Flow	Default Rate (%)	0.0	-	5.0	1.0
			Prepayment Speed (%)	0.0	-	8.8	1.4
			Severity (%)	0.0	-	85.0	8.4
			Spreads (bps)	220.0	-	445.0	351.4
	1,140	Other
Total Other	2,817
Total available-for-sale securities	$16,810

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	$1,634	Build-Up	Default Rate (%)	0.1	-	97.6	14.7
			Prepayment Speed (%)	2.8	-	45.7	17.2
			Severity (%)	0.0	-	100.0	27.4
	237	Consensus
	408	Discounted Cash Flow	Default Rate (%)	1.0	-	14.6	5.0
			Prepayment Speed (%)	0.2	-	17.5	7.9
			Severity (%)	38.4	-	95.0	56.4
			Spreads (bps)	135.0	-	595.0	192.3
	72	Other
Total single-family	2,351
Multifamily	180	Build-Up	Spreads (bps)	46.0	-	286.4	115.2
Total mortgage loans of consolidated trusts	$2,531
Net derivatives	$(89)	Internal Model
	85	Dealer Mark
	24	Other
Total net derivatives	$20
Long-term debt:
Of Fannie Mae:
Senior floating	$(325)	Discounted Cash Flow
Total of Fannie Mae	(325)
Of consolidated trusts	(216)	Consensus
Of consolidated trusts	(139)	Discounted Cash Flow	Default Rate (%)	1.0	-	10.2	3.4
			Prepayment Speed (%)	0.2	-	100.0	23.9
			Severity (%)	38.4	-	95.0	44.8
			Spreads (bps)	64.0	-	595.0	208.8
	(143)	Other
Total of consolidated trusts	(498)
Total long-term debt	$(823)

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

(2)	Includes Fannie Mae and Freddie Mac securities.

(3)	Default Rate as disclosed represents the estimated beginning annualized rate of default and is used as a basis to forecast the future default rates that serve as an input for valuation.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013. The significant unobservable inputs related to these techniques primarily relate to

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of
	Valuation Techniques	June 30, 2014	December 31, 2013
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$112	$132
	Build-Up	39	—
Total mortgage loans held for sale, at lower of cost or fair value		151	132
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	17,189	19,966
Of consolidated trusts	Internal Model	53	79
Multifamily mortgage loans held for investment, at amortized cost	Appraisals	44	39
	Broker Price Opinions	109	248
	Asset Manager Estimate	842	1,230
	Other	38	16
Total multifamily mortgage loans held for investment, at amortized cost		1,033	1,533
Acquired property, net:
Single-family	Accepted Offers	854	691
	Appraisals	1,370	1,077
	Walk Forwards	1,174	1,106
	Internal Model	783	1,049
	Other	119	118
Total single-family		4,300	4,041
Multifamily	Accepted Offers	17	24
	Appraisals	68	65
	Broker Price Opinions	78	9
Total multifamily		163	98
Other assets	Appraisals	1	26
	Internal Model	104	81
	Other	8	14
Total other assets		113	121
Total nonrecurring assets at fair value		$23,002	$25,970
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Consensus: The fair value of single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the whole-loan market. These nonperforming loans are either two or more months delinquent, in an open modification period, or in a closed modification state (both performing and nonperforming in accordance with the loan’s modified terms). We calculate the fair value of nonperforming loans based on certain key factors, including collateral value, cash flow characteristics and mortgage insurance repayment. Collateral value is derived from the current estimated mark-to-market LTV ratio of the individual loan and, where appropriate, a state-level distressed property sales discount. Cash flow characteristics include attributes such as the weighted average coupon rate and loan payment history. The fair value of mortgage insurance is estimated by taking the loan level coverage and adjusting it by the expected claims paying ability of the associated mortgage insurer. The expected claims paying abilities used for estimating the fair value of mortgage insurance are consistent with our credit loss forecast. Fair value is estimated from the extrapolation of indicative sample bids obtained from multiple active market participants plus the estimated value of any applicable mortgage insurance. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
Internal Model: For loans whose value it has been determined should be based on collateral value, we use an internal proprietary distressed home price model. The internal model used in this process takes one of two approaches when valuing the collateral.
The first approach relies on comparable foreclosed property sales to estimate the value of the target collateral. The comparable foreclosed property sales approach uses various factors such as geographic distance, transaction time and the value difference. The second approach referred to as the median Metropolitan Statistical Area (“MSA”) is based on the median of all the foreclosure sales of REOs in a specific MSA. Using this sales price, MSA level discount is computed and applied to the estimated non distressed value to derive an estimated fair value. If there are not enough REO sales in a specific MSA, a median state level foreclosure discount is used to estimate the fair value.
The majority of the internal model valuations come from the comparable sales approach. The determination of whether the internal model valuations in a particular geographic area should use the comparable sales approach or median MSA is based on historical accuracy. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of June 30, 2014, these methodologies comprised approximately 76% of our valuations, while accepted offers comprised approximately 20% of our valuations. Based on the number of properties measured as of December 31, 2013, these methodologies comprised approximately 81% of our valuations, while accepted offers comprised approximately 16% of our valuations.
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
The valuation methodology and inputs used in estimating the fair value of MBS assets are described under “Trading Securities and Available-for-Sale Securities.”
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
Our Enterprise Models Group develops models that are used in estimating the fair value of assets and liabilities for financial reporting purposes. In addition, our Model Oversight Committee (“MOC”) facilitates the cross-functional coordination and effectiveness of our modeling efforts in terms of research, model use and risk governance. The MOC comprises senior representatives from Underwriting and Pricing, Capital Markets, Multifamily, Credit Portfolio Management, Enterprise Risk Management and Finance and is co-chaired by our Chief Risk Officer and our Head of Enterprise Business Analytics. Our Model Risk Management Group is responsible for establishing risk management controls and for reviewing models used in the determination of fair value measurements for financial reporting.
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
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of June 30, 2014 and December 31, 2013. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2014
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$50,434	$34,884	$15,550	$—	$—	$50,434
Federal funds sold and securities purchased under agreements to resell or similar arrangements	16,700	—	16,700	—	—	16,700
Trading securities	26,630	13,083	10,878	2,669	—	26,630
Available-for-sale securities	34,026	—	17,216	16,810	—	34,026
Mortgage loans held for sale	625	—	169	492	—	661
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	247,966	—	29,361	219,051	—	248,412
Of consolidated trusts	2,756,195	—	2,620,397	191,574	—	2,811,971
Mortgage loans held for investment	3,004,161	—	2,649,758	410,625	—	3,060,383
Advances to lenders	4,741	—	4,220	505	—	4,725
Derivative assets at fair value	1,264	—	8,022	139	(6,897)	1,264
Guaranty assets and buy-ups	253	—	—	766	—	766
Total financial assets	$3,138,834	$47,967	$2,722,513	$432,006	$(6,897)	$3,195,589

Financial liabilities:
Short-term debt:
Of Fannie Mae	$90,926	$—	$90,935	$—	$—	$90,935
Of consolidated trusts	1,844	—	—	1,844	—	1,844
Long-term debt:
Of Fannie Mae	386,609	—	398,264	940	—	399,204
Of consolidated trusts	2,710,166	—	2,754,120	15,054	—	2,769,174
Derivative liabilities at fair value	736	—	10,007	119	(9,390)	736
Guaranty obligations	453	—	—	2,049	—	2,049
Total financial liabilities	$3,190,734	$—	$3,253,326	$20,006	$(9,390)	$3,263,942

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $10.1 billion as of June 30, 2014 and $11.5 billion as of December 31, 2013. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above is $303.6 billion as of June 30, 2014 and $306.9 billion as of December 31, 2013.
Advances to Lenders—The carrying value for the majority of our advances to lenders approximates fair value due to the short-term nature and the negligible inherent credit risk. If we were to calculate the fair value of these instruments we would use discounted cash flow models that use observable inputs such as spreads based on market assumptions, resulting in Level 2 classification.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Fair Value Option
We elected the fair value option for our credit risk sharing debt securities issued under our Connecticut Avenue Securities series and certain loans of consolidated trusts that contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from the respective loan.
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
Interest income for the mortgage loans is recorded in “Interest income- Mortgage Loans” and interest expense for the debt instruments is recorded in “Interest expense- Long-term debt” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of June 30, 2014 and December 31, 2013.

	As of
	June 30, 2014			December 31, 2013
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$15,116	$3,432	$16,420	$14,268	$1,308	$14,976
Unpaid principal balance	14,732	3,239	15,086	14,440	1,290	13,988
__________

(1)
Includes nonaccrual loans with a fair value of $204 million and $196 million as of June 30, 2014 and December 31, 2013, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2014 and December 31, 2013 was $67 million and $74 million, respectively. Includes loans that are 90 days or more past due with a fair value of $276 million and $288 million as of June 30, 2014 and December 31, 2013, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2014 and December 31, 2013 was $64 million and $75 million, respectively.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $74 million and $85 million as of June 30, 2014 and December 31, 2013, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,
	2014			2013
	Loans	Long-Term Debt	Total (Losses) Gains	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$16	$(76)	$(60)	$66	$2	$68
Other changes in fair value	371	(221)	150	(549)	339	(210)
Fair value (losses) gains, net	$387	$(297)	$90	$(483)	$341	$(142)

	For the Six Months Ended June 30,
	2014			2013
	Loans	Long-Term Debt	Total (Losses) Gains	Loans	Long-Term Debt	Total Losses
	(Dollars in millions)
Changes in instrument-specific credit risk	$25	$(127)	$(102)	$1	$(3)	$(2)
Other changes in fair value	494	(337)	157	(706)	405	(301)
Fair value (losses) gains, net	$519	$(464)	$55	$(705)	$402	$(303)
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
On April 10, 2013, the parties reached an agreement in principle to settle this litigation, subject to court approval. On May 7, 2013, the parties filed a stipulation of settlement with the court. On June 7, 2013, the court granted preliminary approval of the settlement, approved the form and manner of notice to the class, stayed non-settlement related proceedings, and set certain other deadlines related to the settlement. On October 31, 2013, the court held a hearing to evaluate the fairness of the settlement to the class, and on December 5, 2013, granted final approval of the settlement, dismissed the case with prejudice, and entered an order and judgment effecting the settlement. Fannie Mae’s contribution to the settlement did not have a material impact on our results of operations or financial condition. On January 9, 2014, Rinis Travel Service, Inc. Profit Sharing Trust U.A. 61-1989, a purported class member, appealed the court’s approval order with the U.S. Court of Appeals for the District of Columbia, but voluntarily dismissed the appeal with prejudice on March 13, 2014. On January 29, 2014, an individual purported class member also appealed the settlement approval, and plaintiffs-appellees moved to dismiss this

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

appeal on February 6, 2014. The motion to dismiss the appeal was granted on May 8, 2014. On June 9, 2014, the individual filed a petition for rehearing en banc. That petition was denied on June 25, 2014.
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
On July 15, 2014, the parties reached an agreement in principle to settle this litigation. The proposed settlement amount did not have a material impact on our results of operations or financial condition.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2014, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2014 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2014 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2014 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2014 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2014 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2014 (“Second Quarter 2014 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2014 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Second Quarter 2014 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2014 Form 10-Q and had no objection to our filing the Second Quarter 2014 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since March 31, 2014 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2013 Form 10-K and our First Quarter 2014 Form 10-Q. We also provide information regarding material legal proceedings in “Note 17, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. Except for matters that have been settled, we presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2013 Form 10-K or our First Quarter 2014 Form 10-Q. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
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
As described in our 2013 Form 10-K and in our First Quarter 2014 Form 10-Q, ten of these lawsuits were resolved in 2013 and the first quarter of 2014. The following additional lawsuits were resolved in the second quarter of 2014:

•
Barclays. On April 23, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with Barclays Bank PLC and certain related entities resolving the Barclays Bank PLC case for a payment of $280 million. Barclays paid us $53 million of this amount in May 2014. On May 5, 2014, the district court entered a voluntary order dismissing the case.

•
First Horizon. On April 29, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with First Horizon National Corporation and certain related entities resolving the First Horizon National Corporation case for a payment of $110 million. First Horizon paid us approximately $62 million of this amount in May 2014. On May 19, 2014, the district court entered a voluntary order dismissing the case.

The other four lawsuits filed by FHFA on our behalf remain pending.
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
In May 2014, FHFA released its 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac. Although the strategic plan no longer involves specific steps to contract Fannie Mae’s and Freddie Mac’s market presence, it retains a goal focused on ways to bring additional private capital into the system in order to reduce taxpayer risk. In addition, the strategic plan includes a goal that involves working toward the development of the operational and systems capabilities to issue a single common security for Fannie Mae and Freddie Mac. Development of a single common security could reduce the trading advantage Fannie Mae mortgage-backed securities have over Freddie Mac securities. If this were to occur, it could negatively impact our ability to compete for mortgage assets in the secondary market, and therefore could adversely affect our results of operations.
In both the first and second sessions of the current Congress, members of Congress considered several bills to reform the housing finance system, including bills that, among other things, would require Fannie Mae and Freddie Mac to be wound down after a period of time and place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being wound down. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Business—Housing Finance Reform” in our 2013 Form 10-K and “Legislative and Regulatory Developments—Housing Finance Reform” in our First Quarter 2014 Form 10-Q and in this report for more information about the Administration’s report and paper, and Congressional proposals regarding housing finance reform.
Congress or FHFA may also consider legislation or regulation aimed at increasing the competition we face or reducing our market share. For example, significant changes to conforming loan limits could reduce the number of loans available for us to acquire, which would affect the amount of guaranty fees we receive.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended June 30, 2014, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2014.
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

Date: August 7, 2014

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: August 7, 2014

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

FR019