Form 10-Q
period 2014-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2014-11-06
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of September 30, 2014, there were 1,158,082,750 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Single-Family Acquisitions Statistics	5
2	Credit Statistics, Single-Family Guaranty Book of Business	7
3	Summary of Condensed Consolidated Results of Operations	19
4	Analysis of Net Interest Income and Yield	20
5	Rate/Volume Analysis of Changes in Net Interest Income	22
6	Fair Value (Losses) Gains, Net	23
7	Total Loss Reserves	24
8	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	25
9	Troubled Debt Restructurings and Nonaccrual Loans	27
10	Credit Loss Performance Metrics	28
11	Single-Family Credit Loss Sensitivity	29
12	Single-Family Business Results	31
13	Multifamily Business Results	34
14	Capital Markets Group Results	36
15	Capital Markets Group’s Mortgage Portfolio Activity	38
16	Capital Markets Group’s Mortgage Portfolio Composition	39
17	Capital Markets Group’s Mortgage Portfolio	40
18	Summary of Condensed Consolidated Balance Sheets	41
19	Summary of Mortgage-Related Securities at Fair Value	42
20	Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets	43
21	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	45
22	Activity in Debt of Fannie Mae	47
23	Outstanding Short-Term Borrowings and Long-Term Debt	49
24	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	50
25	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	51
26	Cash and Other Investments Portfolio	51
27	Fannie Mae Credit Ratings	52
28	Composition of Mortgage Credit Book of Business	55
29	Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period	57
30	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	59
31	Delinquency Status of Single-Family Conventional Loans	64
32	Single-Family Serious Delinquency Rates	65
33	Single-Family Conventional Serious Delinquent Loan Concentration Analysis	66
34	Statistics on Single-Family Loan Workouts	67
35	Single-Family Foreclosed Properties	68
36	Single-Family Foreclosed Property Status	69
37	Multifamily Lender Risk-Sharing	70
38	Multifamily Guaranty Book of Business Key Risk Characteristics	70
39	Multifamily Concentration Analysis	71
40	Multifamily Foreclosed Properties	71
41	Mortgage Insurance Coverage	73
42	Estimated Mortgage Insurance Benefit	75

ii

Table	Description	Page
43	Unpaid Principal Balance of Financial Guarantees	75
44	Credit Loss Exposure of Risk Management Derivative Instruments	78
45	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	81
46	Derivative Impact on Interest Rate Risk (50 Basis Points)	82

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
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will terminate, whether we will continue to exist following conservatorship, what changes to our business structure will be made during or following the conservatorship, or what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. In addition, our agreements with Treasury that provide for financial support include covenants that significantly restrict our business activities and provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, allowing us to retain only a limited and decreasing amount of our net worth. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in our 2013 Form 10-K in “Business—Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future in “Executive Summary—Outlook” and “Risk Factors” in this report. We discuss proposals for housing finance reform that could materially affect our business in “Legislative and Regulatory Developments” in this report, in our quarterly report on Form 10-Q for the quarter ended June 30, 2014 (“Second Quarter 2014 Form 10-Q”) and in our quarterly report on Form 10-Q for the quarter ended March 31, 2014 (“First Quarter 2014 Form 10-Q”), and in “Business—Housing Finance Reform” in our 2013 Form 10-K.

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

•
Financial Performance. We reported net income of $3.9 billion for the third quarter of 2014, compared with net income of $8.7 billion for the third quarter of 2013. See “Summary of Our Financial Performance” below for an overview of our financial performance for the third quarter and first nine months of 2014, compared with the third quarter and first nine months of 2013. We expect to remain profitable for the foreseeable future. For more information regarding our expectations for our future financial performance, see “Outlook—Financial Results” and “Outlook—Revenues” below.

•
Dividend Payments to Treasury. With our expected December 2014 dividend payment to Treasury, we will have paid a total of $134.5 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. See “Outlook—Dividend Obligations to Treasury” below for more information regarding our dividend payments to Treasury.

•
Book of Business. Changes we have made beginning in 2008 to strengthen our underwriting and eligibility standards have improved the credit quality of our single-family guaranty book of business. Single-family loans we have acquired since the beginning of 2009 (referred to as our “new single-family book of business”) comprised 80% of our single-family guaranty book of business as of September 30, 2014, while the single-family loans we acquired prior to 2009 (referred to as our “legacy book of business”) comprised 20% of our single-family guaranty book of business. As described below in “Strengthening Our Book of Business—New Book of Business,” we expect that our new single-family book of business will be profitable over its lifetime.

•
Credit Performance. Our single-family serious delinquency rate, which has decreased each quarter since the first quarter of 2010, was 1.96% as of September 30, 2014, compared with 2.38% as of December 31, 2013. See “Improving the Credit Performance of our Book of Business” below for additional information on the credit performance of the mortgage loans in our single-family guaranty book of business for each of the last seven quarters, and for a description of our strategies for reducing credit losses.

Although we have improved our financial performance and the quality of our book of business since entering into conservatorship in 2008, we remain under conservatorship and subject to the restrictions of the senior preferred stock purchase agreement with Treasury. As a result of the senior preferred stock purchase agreement and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero by 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. See “Business—Conservatorship and Treasury Agreements” in our 2013 Form 10-K for more information regarding our conservatorship and our senior preferred stock purchase agreement with Treasury. In addition, the future of our company remains uncertain. Congress continues to consider options for reform of the housing finance system, including the GSEs, and we cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Legislative and Regulatory Developments” in this report, in our Second Quarter 2014 Form 10-Q and in our First Quarter 2014 Form 10-Q,

and “Business—Housing Finance Reform” in our 2013 Form 10-K for information on recent proposals for housing finance reform.
Supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit and helping struggling homeowners
We continued our efforts to support the housing recovery in the third quarter of 2014. We remained the largest single issuer of mortgage-related securities in the secondary market during the third quarter of 2014 and a continuous source of liquidity in the multifamily market. We also continued to help struggling homeowners. In the third quarter of 2014, we provided approximately 39,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
Helping to build a sustainable housing finance system
We also continued our efforts to help lay the foundation for a safer, transparent and sustainable housing finance system, including pursuing the strategic goals identified by our conservator, as well as investing in improvements to our business and infrastructure. We discuss these efforts, as well as FHFA’s 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac and FHFA’s related 2014 conservatorship scorecard, in our Second Quarter 2014 Form 10-Q in “MD&A—Executive Summary—Helping to Build a Sustainable Housing Finance System” and in “MD&A—Legislative and Regulatory Developments—Housing Finance Reform and the Role of the GSEs—Conservator Developments.”
Summary of Our Financial Performance
Comprehensive Income
Quarterly Results
We recognized comprehensive income of $4.0 billion in the third quarter of 2014, consisting of net income of $3.9 billion and other comprehensive income of $95 million. In comparison, we recognized comprehensive income of $8.6 billion in the third quarter of 2013, consisting of net income of $8.7 billion and other comprehensive loss of $134 million. The decrease in our comprehensive income was primarily due to a decline in credit-related income and a shift to fair value losses from fair value gains.
The decline in credit-related income was mainly attributable to home prices increasing at a slower pace in the third quarter of 2014 as compared with the third quarter of 2013. In addition, the third quarter of 2013 benefited from foreclosed property income primarily due to the recognition of income related to our compensatory fee agreement with Bank of America. We recognized fair value losses in the third quarter of 2014 primarily due to increases in shorter-term swap rates. We recognized fair value gains in the third quarter of 2013 as longer-term swap rates increased.
Year-to-Date Results
We recognized comprehensive income of $13.4 billion in the first nine months of 2014, consisting of net income of $12.9 billion and other comprehensive income of $512 million. In comparison, we recognized comprehensive income of $78.2 billion in the first nine months of 2013, consisting of net income of $77.5 billion and other comprehensive income of $686 million. The decrease in comprehensive income was primarily driven by a provision for federal income taxes in the first nine months of 2014 compared with a benefit for federal income taxes in the first nine months of 2013 primarily due to the release of our valuation allowance against our deferred tax assets in the first quarter of 2013. For a discussion of the release of our valuation allowance against our deferred tax assets in 2013, see “Critical Accounting Policies and Estimates—Deferred Tax Assets” in our 2013 Form 10-K.
Our pre-tax income was $19.0 billion in the first nine months of 2014 compared with $30.3 billion in the first nine months of 2013. The decrease in our pre-tax income was primarily due to a decrease in credit-related income and a shift to fair value losses from fair value gains.
The decline in credit-related income was primarily due to the same factors that impacted the third quarters of 2014 and 2013, as discussed above. We recognized fair value losses in the first nine months of 2014 primarily due to declines in longer-term swap rates. We recognized fair value gains in the first nine months of 2013 as longer-term swap rates increased.
We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and securities. The estimated fair value of our derivatives and securities may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage spreads and implied volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives that serve to mitigate certain risk exposures may fluctuate, some of the financial instruments that generate these exposures are not recorded at fair value in our condensed consolidated financial statements. In addition, our credit-related income or expense can vary substantially from period to period primarily due to changes in home prices, borrower payment behavior and economic conditions.
See “Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth decreased to $6.4 billion as of September 30, 2014 from $9.6 billion as of December 31, 2013 primarily due to our payments to Treasury of $16.6 billion in senior preferred stock dividends, partially offset by our comprehensive income of $13.4 billion during the first nine months of 2014. Our expected dividend payment of $4.0 billion for the fourth quarter of 2014 is calculated based on our net worth of $6.4 billion as of September 30, 2014 less the applicable capital reserve amount of $2.4 billion.
Strengthening Our Book of Business
New Book of Business
Beginning in 2008, we took actions to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. These actions have improved the credit quality of our book of business. Given their strong credit risk profile and based on their performance so far, we expect that in the aggregate the loans we have acquired since January 1, 2009, which comprised 80% of our single-family guaranty book of business as of September 30, 2014, will be profitable over their lifetime, by which we mean that we expect our guaranty fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime. See “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and “Risk Factors” in both this report and our 2013 Form 10-K for a discussion of factors that could cause our expectations regarding the performance of the loans in our single-family book of business to change. For information on certain credit characteristics of our new single-family book of business as compared with our legacy book of business, see “Table 29: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period.” For more information on the credit risk profile of our single-family guaranty book of business, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
Our new single-family book of business includes loans that are refinancings of loans that were in our legacy book of business, including loans acquired under our Refi PlusTM initiative, which has provided refinancing flexibility to eligible Fannie Mae borrowers since 2009. Our Refi Plus initiative includes loans acquired under the Obama Administration’s Home Affordable Refinance Program (“HARP®”). As of September 30, 2014, 61% of the loans in our single-family guaranty book of business were non-Refi Plus loans acquired since the beginning of 2009, 19% were Refi Plus loans, and the remaining 20% were acquired prior to 2009. Information about the impact of HARP and Refi Plus on the credit characteristics of our new single-family book of business appears in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—HARP and Refi Plus Loans” and in “Table 29: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period.”
Recently Acquired Single-Family Loans
Table 1 below displays information regarding our average charged guaranty fee on and specified risk characteristics of the single-family loans we acquired in each of the last seven quarters. Table 1 also displays the volume of our single-family Fannie Mae MBS issuances for these periods, which is indicative of the volume of single-family loans we acquired for these periods.

Table 1: Single-Family Acquisitions Statistics

	2014			2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	63.5	62.6	63.0	61.2	58.7	56.9	54.4
Single-family Fannie Mae MBS issuances (in millions)(3)	$105,563	$84,096	$76,972	$117,809	$186,459	$206,978	$221,865
Select risk characteristics of single-family conventional acquisitions:(4)
Weighted average FICO credit score at origination	744	744	741	745	750	754	757
Weighted average original loan-to-value ratio(5)	77%	77%	77%	77%	76%	75%	75%
Original loan-to-value ratio over 80%(5)(6)	32%	32%	31%	33%	31%	29%	26%
Loan purpose:
Purchase	57%	54%	45%	49%	38%	25%	17%
Refinance	43%	46%	55%	51%	62%	75%	83%
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

The increase in our average charged guaranty fee on newly acquired single-family loans in the third quarter of 2014 as compared with the third quarter of 2013 was driven primarily by an increase in loan level price adjustments charged on our acquisitions in the third quarter of 2014, as these acquisitions included a higher proportion of loans with higher loan-to-value (“LTV”) ratios and a higher proportion of loans with lower FICO credit scores. Loan level price adjustments refer to one-time cash fees that we charge at the time we initially acquire a loan based on the credit characteristics of the loan. See “Legislative and Regulatory Developments—Potential Changes to Our Single-Family Guaranty Fee Pricing” in our Second Quarter 2014 Form 10-Q for information on potential future changes to our guaranty fee pricing.
The increase in our acquisitions of loans with higher LTV ratios in the third quarter of 2014 as compared with the third quarter of 2013 was primarily due to a decline in the percentage of our acquisitions consisting of refinance loans and a corresponding increase in the percentage of our acquisitions consisting of home purchase loans, which typically have higher LTV ratios than non-HARP refinance loans. In the third quarter of 2014, refinancings comprised approximately 43% of our single-family conventional business volume, compared with approximately 62% in the third quarter of 2013. In addition, we experienced a decline in the average FICO credit scores of our acquisitions in the third quarter of 2014 as compared with the third quarter of 2013. Despite this shift in the credit risk profile of our acquisitions, the single-family loans we acquired in the third quarter of 2014 continued to have a strong credit profile, with a weighted average original LTV ratio of 77% and a weighted average FICO credit score of 744. For more information on the credit risk profile of our single-family conventional loan acquisitions in the third quarter of 2014, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
We expect refinancings to constitute a smaller portion of our single-family business volume in 2014 than in 2013. As a result, we expect to acquire a higher proportion of loans with higher LTV ratios in 2014 than in 2013. Overall mortgage originations also declined significantly in the first nine months of 2014 as compared with the first nine months of 2013, and we expect mortgage originations in 2014 to be lower overall than in 2013.
Pursuant to FHFA’s 2014 conservatorship scorecard and our statutory mission, we are continuing to work to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of our applicable credit requirements and risk management practices. As part of this effort, we are encouraging lenders to originate loans to the full extent of our applicable credit requirements. Some actions we are taking in this regard include: providing additional clarity regarding seller and servicer representations and warranties and remedies for poor performance; making new quality control tools available to lenders, such as Collateral UnderwriterTM; conducting increased outreach to lenders and other industry stakeholders to increase awareness of our available products and programs; and conducting consumer research to provide industry partners with information to support their efforts to reach underserved market segments. We also plan to offer a 97% LTV ratio product to all customers in 2015. To the extent we are able to encourage lenders to increase access to mortgage credit, we may acquire a greater number of single-family loans with higher risk characteristics than we have acquired in recent periods; however, we believe our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design.
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
Improving the Credit Performance of our Book of Business
We continue our efforts to improve the credit performance of our book of business. In addition to acquiring loans with strong credit profiles, as we discuss above in “Strengthening Our Book of Business,” we continue to execute on our strategies for reducing credit losses, such as helping eligible Fannie Mae borrowers with high LTV ratio loans refinance into more sustainable loans through HARP, offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our real estate owned (“REO”) inventory to minimize costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist struggling homeowners, help stabilize communities and support the housing market.
Table 2 presents information for each of the last seven quarters about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to both home retention solutions (loan modifications and other solutions that enable a borrower to stay in his or her home) and foreclosure alternatives (short sales and deeds-in-lieu of foreclosure). The workout information in Table 2 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 2: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2014				2013
	Q3 YTD	Q3	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	1.96%	1.96%	2.05%	2.19%	2.38%	2.38%	2.55%	2.77%	3.02%
Seriously delinquent loan count	340,897	340,897	357,267	383,810	418,837	418,837	447,840	483,253	527,529
Troubled debt restructurings on accrual status(3)	$144,802	$144,802	$144,911	$144,077	$140,512	$140,512	$138,165	$136,558	$134,325
Nonaccrual loans(4)	66,673	66,673	69,550	73,972	81,355	81,355	86,848	93,883	102,602
Foreclosed property inventory:
Number of properties(5)	92,386	92,386	96,796	102,398	103,229	103,229	100,941	96,920	101,449
Carrying value	$10,209	$10,209	$10,347	$10,492	$10,334	$10,334	$10,036	$9,075	$9,263
Combined loss reserves(6)	37,854	37,854	39,984	42,919	44,705	44,705	45,608	49,930	56,626
Total loss reserves(7)	39,330	39,330	41,657	44,760	46,689	46,689	47,664	52,141	59,114
During the period:
Foreclosed property (number of properties):
Acquisitions(5)	91,372	27,798	31,678	31,896	144,384	32,208	37,353	36,106	38,717
Dispositions	(102,215)	(32,208)	(37,280)	(32,727)	(146,821)	(29,920)	(33,332)	(40,635)	(42,934)
Credit-related income(8)	$3,531	$748	$1,781	$1,002	$11,205	$848	$3,642	$5,681	$1,034
Credit losses(9)	4,362	1,738	1,497	1,127	4,452	325	1,083	1,541	1,503
REO net sales prices to unpaid principal balance(10)	69%	69%	69%	68%	67%	68%	68%	68%	65%
Short sales net sales price to unpaid principal balance(11)	71%	72%	72%	71%	67%	70%	68%	67%	64%
Loan workout activity (number of loans):
Home retention loan workouts(12)	102,522	30,584	33,639	38,299	172,029	41,053	39,559	43,782	47,635
Short sales and deeds-in-lieu of foreclosure	27,635	7,992	9,516	10,127	61,949	13,021	15,092	17,710	16,126
Total loan workouts	130,157	38,576	43,155	48,426	233,978	54,074	54,651	61,492	63,761
Loan workouts as a percentage of the average balance of delinquent loans in our guaranty book of business(13)	24.09%	22.46%	24.69%	25.70%	26.01%	26.59%	25.32%	26.93%	25.88%
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

(7)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable and (c) allowance for preforeclosure property taxes and insurance receivables.

(8)	Consists of (a) the benefit for credit losses and (b) foreclosed property (expense) income.

(9)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property (expense) income, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

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
As the largest provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During the third quarter of 2014, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $123 billion in liquidity to the mortgage market in the third quarter of 2014 through our purchases and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 228,000 mortgage refinancings and approximately 265,000 home purchases, and provided financing for approximately 124,000 units of multifamily housing.

•
Our role in the market enables borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided approximately 39,000 loan workouts in the third quarter of 2014 to help homeowners stay in their homes or otherwise avoid foreclosure. Our loan workout efforts have helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus initiative. We acquired over 68,000 Refi Plus loans in the third quarter of 2014. Refinancings delivered to us through Refi Plus in the third quarter of 2014 reduced borrowers’ monthly mortgage payments by an average of $159. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed-rate mortgage or to switch from an interest-only mortgage to a fully amortizing mortgage.

•
We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed in the third quarter of 2014 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in our 2013 Form 10-K in “Business—Business Segments—Capital Markets.”

2014 Market Share
We remained the largest single issuer of mortgage-related securities in the secondary market during the third quarter of 2014, with an estimated market share of new single-family mortgage-related securities issuances of 38%, compared with 39% in the second quarter of 2014 and 48% in the third quarter of 2013. See “Outlook—Revenues” for a discussion of the impact on our market share of the decline in originations that are refinancings.
We remained a continuous source of liquidity in the multifamily market in the third quarter and first nine months of 2014. We owned or guaranteed approximately 19% of the outstanding debt on multifamily properties as of June 30, 2014 (the latest date for which information is available).
Housing and Mortgage Market and Economic Conditions
Economic growth slowed in the third quarter of 2014 compared with the second quarter of 2014. According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 3.5% on an annualized basis in the third quarter of 2014, compared with an increase of 4.6% in the second quarter of 2014. The overall economy gained an estimated 671,000 non-farm jobs in the third quarter of 2014. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in September 2014, the economy created an estimated 2.7 million non-farm jobs. The unemployment rate was 5.9% in September 2014, compared with 6.1% in June 2014.
According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $9.86 trillion of single-family debt outstanding, was estimated to be approximately $10.81 trillion as of June 30, 2014 (the latest date for which information is available), compared with $10.80 trillion as of March 31, 2014.
Housing activity increased during the third quarter of 2014 as compared with the second quarter of 2014. Total existing home sales averaged 5.1 million units annualized in the third quarter of 2014, a 5.2% increase from the second quarter of 2014, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 10% of existing home sales in September 2014, compared with 11% in June 2014 and 14% in September 2013. According to the U.S. Census Bureau, new single-family home sales increased during the third quarter of 2014, averaging an annualized rate of 446,000 units, a 4.5% increase from the second quarter of 2014.
The number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes each decreased in the third quarter of 2014. According to the U.S. Census Bureau, the number of months’ supply of new homes was 5.3 months as of September 30, 2014, compared with 5.8 months as of June 30, 2014. According to data from the National Association of REALTORS®, the months’ supply of existing unsold homes was 5.3 months as of September 30, 2014, compared with a 5.5 months’ supply as of June 30, 2014.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained historically high at 4.8% as of June 30, 2014 (the latest date for which information is available), according to the Mortgage Bankers Association National Delinquency Survey, compared with 5.0% as of March 31, 2014. We provide information about Fannie Mae’s serious delinquency rate, which also decreased in the second quarter of 2014, in “Improving the Credit Performance of our Book of Business.”
Based on our home price index, we estimate that home prices on a national basis increased by 1.2% in the third quarter of 2014 and by 5.3% in the first nine months of 2014, following increases of 8.2% in 2013 and 4.1% in 2012. Despite the recent increases in home prices, we estimate that, through September 30, 2014, home prices on a national basis remained 9.5% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the second quarter of 2014 was approximately 5.3 million, down from 6.3 million in the first quarter of 2014 and from 7.2 million in the second quarter of 2013. The percentage of properties with mortgages in a negative equity position in the second quarter of 2014 was 10.7%, down from 12.7% in the first quarter of 2014 and from 14.9% in the second quarter of 2013.
Thirty-year mortgage rates ended the quarter at 4.20% for the week of September 25, 2014, up from 4.14% for the week of June 26, 2014, according to Freddie Mac.
During the third quarter of 2014, the multifamily sector continued to exhibit solid fundamentals, according to preliminary third-party data, with flat vacancy levels and increasing rent growth. The national multifamily vacancy rate for institutional investment-type apartment properties remained at an estimated 4.75% as of September 30, 2014, unchanged from June 30, 2014, and compared with 5.10% as of September 30, 2013.
National asking rents increased by an estimated 1.00% during the third quarter of 2014, compared with an increase of 0.75% during the second quarter of 2014. Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 37,000 units during the third quarter of 2014, according to preliminary data from Reis, Inc., compared with approximately 35,000 units during the second quarter of 2014.
As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. Approximately 264,000 new multifamily units are expected to be completed this year. The bulk of this new supply is concentrated in a limited number of metropolitan areas. As a result, multifamily fundamentals could be impacted in certain localized areas, producing a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas during the remainder of 2014 and into early 2015.
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
We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Legislative and Regulatory Developments” in this report, in our Second Quarter 2014 Form 10‑Q and in our First Quarter 2014 Form 10-Q, and “Business—Housing Finance Reform” in our 2013 Form 10-K, for discussion of proposals for reform of the housing finance system, including the GSEs, that could materially affect our business, including proposed federal legislation that, among other things, would require the wind down of Fannie Mae and Freddie Mac. See “Risk Factors” in both this report and in our 2013 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
Financial Results. Our financial results continued to be strong in the third quarter of 2014, with net income of $3.9 billion. We expect to remain profitable for the foreseeable future. While we expect our annual net income to remain strong over the next few years, we expect our annual net income to be substantially lower than our net income for 2013. We discuss the reasons for this expectation, and note our expectation that certain factors that contributed to a large portion of our 2013 net income will not contribute as significantly or at all to our earnings in 2014 or future years, in “Business—Executive Summary—Outlook—Financial Results” in our 2013 Form 10-K. Our earnings will be affected by a number of factors, including: changes in interest rates; changes in home prices; our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Some of these factors, such as changes in interest rates or home prices, could result in significant variability in our earnings from quarter to quarter or year to year. Our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.

Revenues. We currently have two primary sources of revenues: (1) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets; and (2) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). Historically, we have generated the majority of our revenues from the difference between the interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. As we discuss in our 2013 Form 10-K in “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements,” we are required to reduce the size of our retained mortgage portfolio each year until we hold no more than $250 billion in mortgage assets by the end of 2018. In addition, as described in “Legislative and Regulatory Developments—Housing Finance Reform and the Role of the GSEs—Conservator Developments,” our conservator recently requested that we further cap our retained mortgage portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury.
As a result of both the shrinking of our retained mortgage portfolio and the impact of guaranty fee increases, an increasing portion of our revenues in recent years has been derived from guaranty fees rather than from interest income earned on our retained mortgage portfolio assets. We recognize almost all of our guaranty fee revenue in net interest income in our condensed consolidated statement of operations and comprehensive income due to the consolidation of the substantial majority of our MBS trusts on our condensed consolidated balance sheet. The percentage of our net interest income derived from guaranty fees on loans underlying our Fannie Mae MBS has increased in recent periods. We estimate that approximately half of our net interest income for the first nine months of 2014 was derived from guaranty fees on loans underlying our Fannie Mae MBS, compared with approximately one-third of our net interest income for the first nine months of 2013. We expect that guaranty fees will continue to account for an increasing portion of our revenues.
The decrease in the balance of mortgage assets held in our retained mortgage portfolio contributed to a decline in our net interest income and revenues in the third quarter of 2014 as compared with the third quarter of 2013. We expect continued decreases in the size of our retained mortgage portfolio, which will continue to negatively impact our net interest income and revenues; however, we also expect increases in our guaranty fee revenues will at least partially offset the negative impact of the decline in our retained mortgage portfolio. We expect our guaranty fee revenues to increase over the long term, as loans with lower guaranty fees liquidate from our book of business and are replaced with new loans with higher guaranty fees. The extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio, including the pace at which we are required by our conservator to reduce the size of our portfolio and the types of assets we are required to sell; economic and housing market conditions, including changes in interest rates; our market share; and legislative and regulatory changes.
Although our single-family acquisition volume declined significantly in the first nine months of 2014 as compared with the first nine months of 2013, liquidations of loans from our single-family guaranty book of business also declined. Accordingly, the size of our single-family guaranty book of business remained relatively flat during the first nine months of 2014, and our single-family guaranty fee revenues continued to increase. The decline in our single-family acquisition volume reflects a decrease in originations of single-family mortgages that are refinancings. The decrease in refinancings as a percentage of originations has reduced our market share. See “Contributions to the Housing and Mortgage Markets—2014 Market Share” above for information on our market share and “Overall Market Conditions” below for information on our expectations for refinancing originations.
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

From 2009 through the first quarter of 2012, we received a total of $116.1 billion from Treasury under the senior preferred stock purchase agreement. This funding provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”). In addition, a portion of the $116.1 billion we received from Treasury was drawn to pay dividends to Treasury because, prior to 2013, our dividend payments on the senior preferred stock accrued at an annual rate of 10%, and we were directed by our conservator to pay these dividends to Treasury each quarter even when we did not have sufficient income to pay the dividend. We have not received funds from Treasury under the agreement since the first quarter of 2012. From 2008 through the third quarter of 2014, we paid a total of $130.5 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis. In December 2014, we expect to pay Treasury additional senior preferred stock dividends of $4.0 billion for the fourth quarter of 2014.
Overall Market Conditions. We expect that single-family mortgage loan serious delinquency and severity rates will continue their downward trend, but at a slower pace than in recent years. We expect that single-family serious delinquency and severity rates will remain high compared with pre-housing crisis levels because it will take some time for the remaining delinquent loans with high mark-to-market LTV ratios originated prior to 2009 to work their way through the foreclosure process. Despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties.
The increase in mortgage rates since the first half of 2013 has resulted in a decline in single-family mortgage originations, driven by a decline in refinancings. We forecast that total originations in the U.S. single-family mortgage market in 2014 will decrease from 2013 levels by approximately 41%, from an estimated $1.87 trillion in 2013 to $1.10 trillion in 2014, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.12 trillion in 2013 to $425.6 billion in 2014. We forecast that the amount of total single-family mortgage debt outstanding will remain relatively flat in 2014, ending the year at an estimated $9.91 trillion as of December 31, 2014, compared with $9.89 trillion as of December 31, 2013.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in January 2014. In October 2014, the Federal Reserve announced that it will conclude its asset purchase program by the end of October; however, it stated that it is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities. Any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities, or possible future sales of mortgage-backed securities by the Federal Reserve, could result in increases in mortgage interest rates and adversely affect our single-family business volume, which could adversely affect our results of operations and financial condition. See “Risk Factors” in our 2013 Form 10-K for a description of the potential risks to our business as a result of increases in mortgage interest rates.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 1.2% in the third quarter of 2014 and by 5.3% in the first nine months of 2014. We expect that home prices on a national basis will be relatively flat in the fourth quarter of 2014. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-backed securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic and political conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We currently realize losses on loans, through our charge-offs, at the time of foreclosure or when we accept short sales or deeds-in-lieu of foreclosure. Our credit losses were $1.7 billion in the third quarter of 2014, compared with $1.1 billion in the third quarter of 2013, and $4.3 billion in the first nine months of 2014, compared with $4.2 billion in the first nine months of 2013. Although our credit losses have declined in recent years, we expect our credit losses in 2014 and 2015 will be higher than in 2013. The amounts we recognized in 2013 pursuant to a number of repurchase and compensatory fee resolution agreements reduced our 2013 credit losses from what they otherwise would have been. Moreover, we expect our approach to implementing the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02 in 2015 will increase our credit losses for

2015 from what they otherwise would be. We expect our credit losses to resume their downward trend beginning in 2016. See “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” for further information about this Advisory Bulletin.
Loss Reserves. Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables and (4) our reserve for guaranty losses. Our total loss reserves were $39.7 billion as of September 30, 2014, down from $47.3 billion as of December 31, 2013. We expect the overall decline in our loss reserves in 2014 will be lower than the decline in 2013. We expect our approach to charging off the population of loans subject to FHFA’s Advisory Bulletin AB 2012-02 in the first quarter of 2015 will contribute to a decline in our loss reserves during the period, as the corresponding allowance is removed on the loans that are subject to charge off. Although our loss reserves have declined substantially from their peak and are expected to decline further, we expect our loss reserves will remain elevated relative to the levels experienced prior to the 2008 housing crisis for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default.
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, the level and sources of our revenues, our future dividend payments to Treasury, the profitability and performance of single-family loans we have acquired, the level and credit characteristics of our future acquisitions, future liquidations of loans from our single-family guaranty book of business, the size of our single-family guaranty book of business in the future, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future delinquency and severity rates, future mortgage originations, future refinancings, future single-family mortgage debt outstanding, future home prices and future conditions in the multifamily market. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; our future serious delinquency rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; future legislative or regulatory changes that have a significant impact on our business, such as the enactment of housing finance reform legislation; actions we may be required to take by FHFA, as our conservator or as our regulator, such as changes in the type of business we do; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loans; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the fair value of our assets and liabilities; impairments of our assets; changes in generally accepted accounting principles (“GAAP”); credit availability; global political risks; natural disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2013 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Housing Finance Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2013 Form 10-K and in “MD&A—Legislative and Regulatory Developments” in our First Quarter 2014 Form 10-Q and in our Second Quarter 2014 Form 10-Q. Also see “Risk Factors” in this report and in our 2013 Form 10-K for a discussion of risks relating to legislative and regulatory matters.

Housing Finance Reform and the Role of the GSEs
Legislative Developments
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, Fannie Mae and Freddie Mac should play in that system. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, called for enactment of meaningful structural reforms of Fannie Mae and Freddie Mac. See “Business—Housing Finance Reform” in our 2013 Form 10-K and “MD&A—Legislative and Regulatory Developments” in our First Quarter 2014 Form 10-Q and in our Second Quarter 2014 Form 10-Q for a description of activities relating to GSE reform that occurred from 2011 through the second quarter of 2014, including descriptions of: the Administration’s housing policy priorities, which include winding down Fannie Mae and Freddie Mac through a responsible transition; the Administration’s February 2011 report on GSE reform, which discusses potential options for a new long-term structure for the housing finance system following the wind-down of Fannie Mae and Freddie Mac; and legislation considered in the current Congress relating to housing finance system reform and the terms of Fannie Mae’s and Freddie Mac’s senior preferred stock purchase agreements with Treasury.
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
Conservator Developments
In addition to the legislative debate, actions taken by our conservator have an impact on the role of the GSEs in the nation’s housing finance system now and in the future. See “MD&A—Executive Summary—Helping to Build a Sustainable Housing Finance System” and “MD&A—Legislative and Regulatory Developments—Housing Finance Reform and the Role of the GSEs—Conservator Developments” in our Second Quarter 2014 Form 10-Q for a discussion of FHFA’s 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, and FHFA’s related 2014 conservatorship scorecard.
Single GSE Security. FHFA’s 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac includes the goal of developing a single GSE mortgage-backed security. In August 2014, FHFA published a request for public input on a proposed structure for a single security that would be issued and guaranteed by Fannie Mae or Freddie Mac. FHFA’s request for public input states that development of the single security will be a multi-year initiative, and that FHFA’s goal for the proposed single security structure is for legacy Fannie Mae MBS and legacy Freddie Mac PCs to be fungible with the new single security for purposes of fulfilling “to-be-announced” (“TBA”) contracts. Many of the proposed features of the single security are similar to those of current Fannie Mae MBS. We believe the development of a single common security would likely reduce, and could eliminate, the trading advantage Fannie Mae mortgage-backed securities have over Freddie Mac mortgage-backed securities. If this occurs, we believe it would negatively impact our ability to compete for mortgage assets in the secondary market, and therefore could adversely affect our results of operations. See “Risk Factors” for a discussion of the risks to our business associated with a single common security for Fannie Mae and Freddie Mac, as well as other risks associated with FHFA’s 2014 strategic plan.
FHFA Strategic Plan. In August 2014, FHFA also issued a Strategic Plan: Fiscal Years 2015-2019 for public input. Like FHFA’s 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, FHFA’s Strategic Plan for 2015-2019 identifies as important priorities for FHFA the ongoing work to develop a common securitization infrastructure, improve the liquidity of GSE securities and build more accurate and uniform mortgage data standards.
Common Securitization Platform. In October 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company formed to design, develop, build and ultimately operate a common securitization platform. The intended purpose of the common securitization platform is to replace certain elements of Fannie Mae’s and Freddie Mac’s proprietary systems for securitizing mortgages and performing associated back office and administrative functions. Fannie Mae and Freddie Mac recently took further steps to develop CSS’s capabilities with the execution of three agreements on November 3, 2014. Fannie Mae and Freddie Mac entered into an Amended and Restated

Limited Liability Company Agreement with CSS that provides further detail regarding the rights, obligations and understandings between the companies with respect to CSS, including the governance of CSS. In connection with the agreement, the companies appointed a chief executive officer and four members of the CSS Board of Managers, two each from Fannie Mae and Freddie Mac. Fannie Mae, Freddie Mac and CSS also entered into a contribution agreement providing for, among other things, the contribution by Fannie Mae and Freddie Mac of intellectual property and cash resources to CSS, as well as the assignment of various agreements necessary for CSS’s development and operation of securitization functions. In addition, Fannie Mae and Freddie Mac each entered into a separate agreement with CSS with respect to the administrative support services the companies will provide to CSS until CSS has the capabilities to provide these services on its own. Although these are important steps towards the further development of the common securitization platform, we expect it will be several years before CSS will have sufficient operational capabilities to serve its intended purpose as a common securitization platform for us and Freddie Mac.
Portfolio Reduction Plan. Under our senior preferred stock purchase agreement with Treasury, by December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. FHFA’s 2014 conservatorship scorecard required us to submit a portfolio plan to FHFA outlining how we will meet, even under adverse conditions, the reductions in our portfolio required by our senior preferred stock purchase agreement with Treasury. We initially submitted this plan to FHFA in July 2014. In October 2014, FHFA requested that we revise our plan to cap the portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions. We submitted a revised portfolio plan to FHFA in October 2014 that complies with FHFA’s request to cap our portfolio at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. Accordingly, under our revised portfolio plan, we plan to reduce our mortgage portfolio to no more than $422.7 billion as of December 31, 2014, in compliance with both our senior preferred stock purchase agreement with Treasury and FHFA’s request. See “Business Segment Results—Capital Markets Group Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our mortgage portfolio.
2013 Housing Goals Performance
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. Our single-family performance is measured against the lower of benchmarks established by FHFA or goals-qualifying originations in the primary mortgage market. Multifamily goals are established as a number of units to be financed. In our 2013 Form 10-K, we reported that we believed we met all of the FHFA-established single-family benchmarks for 2013 except for the single-family very low-income families home purchase goal benchmark, as well as both of our 2013 multifamily goals, and that FHFA would issue a final determination on our 2013 housing goals performance after the release of data reported under the Home Mortgage Disclosure Act (“HMDA”). In October 2014, FHFA notified us that it had preliminarily determined that we met all of our single-family and multifamily housing goals for 2013, except for the single-family very low-income families home purchase goal. FHFA preliminarily determined that our performance for this goal, which was 6% of our 2013 acquisitions of single-family owner-occupied purchase money mortgage loans, failed to meet both the applicable benchmark of 7% and the overall market level for 2013 of 6.3%. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Housing Goals and Duty to Serve Undeserved Markets—Housing Goals” in our 2013 Form 10-K for a more detailed discussion of our housing goals.
Proposed Housing Goals for 2015 to 2017
In August 2014, FHFA published a proposed rule that would establish single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2015 to 2017. Comments on the proposed rule were due in October 2014. FHFA will issue a final rule after considering the comments received on the proposed rule.
Proposed Single-Family Housing Goals
FHFA’s proposed rule requests comment on three alternative approaches for measuring Fannie Mae and Freddie Mac’s performance on the single-family housing goals for 2015 to 2017:

•
Alternative 1 would use the current two-step process, which measures performance by comparing it to both (1) benchmark levels that are set prospectively and (2) actual market levels that are determined retrospectively based on HMDA data;

•	Alternative 2 would measure performance against prospective benchmark levels only; and

•	Alternative 3 would measure performance against retrospective market levels only.
FHFA has proposed the following single-family home purchase and refinance housing goal benchmarks for 2015 to 2017 under Alternative 1. A home purchase mortgage may be counted toward more than one home purchase benchmark.

•
Low-Income Families Home Purchase Benchmark: At least 23% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to low-income families (defined as income equal to or less than 80% of area median income). This is the same benchmark currently applicable for 2014.

•
Very Low-Income Families Home Purchase Benchmark: At least 7% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to very low-income families (defined as income equal to or less than 50% of area median income). This is the same benchmark currently applicable for 2014.

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

•
Low-Income Areas Home Purchase Subgoal Benchmark: At least 14% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to families in low-income census tracts or to moderate-income families in high-minority census tracts. This is an increase from the benchmark of 11% currently applicable for 2014.

•
Low-Income Families Refinancing Benchmark: At least 27% of our acquisitions of single-family owner-occupied refinance mortgage loans must be affordable to low-income families. This is an increase from the benchmark of 20% currently applicable for 2014.

Under Alternative 1, if we do not meet these benchmarks, we may still meet our goals. Our single-family housing goals performance would be measured against both these benchmarks and against goals-qualifying originations in the primary mortgage market after the release of HMDA data, which is typically released each year in the fall. We would be in compliance with the housing goals if we meet either the benchmarks or market share measures.
FHFA’s proposed rule noted that, if it were to adopt Alternative 2, it would consider adopting single-family benchmark levels that are lower than the proposed levels for Alternative 1 described above. Alternative 3 would not involve setting prospective benchmark levels.
Proposed Multifamily Housing Goals
FHFA’s proposed rule also includes benchmark levels for a multifamily special affordable housing goal and subgoal, and establishes a new subgoal for small multifamily properties (defined as those with 5 to 50 units) affordable to low-income families. FHFA’s proposed multifamily benchmark levels for Fannie Mae for 2015 to 2017 would be the same levels currently applicable to Fannie Mae for 2014: 250,000 units per year must be affordable to low-income families and 60,000 units per year must be affordable to very low-income families. FHFA’s proposed new subgoal for Fannie Mae for small multifamily properties affordable to low-income families increases each year: 20,000 units in 2015; 25,000 units in 2016; and 30,000 units in 2017. There is no market-based alternative measurement for the multifamily goal or subgoals.
The Dodd-Frank Act: Margin and Capital Requirements for Covered Swap Entities
In September 2014, the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”), FHFA, the Farm Credit Administration and the Office of the Comptroller of the Currency issued new proposed rules under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. These proposed rules would require that, for all trades that have not been submitted to a derivatives clearing organization, we collect from and provide to our counterparties collateral in excess of the amounts we have historically collected or provided relative to our level of activity. We continue to evaluate the potential impact of this rule on our business.
The Dodd-Frank Act: Final Risk Retention Rule
In October 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Securities and Exchange Commission (“SEC”), FHFA and the Department of Housing and Urban Development issued a final rule requiring securitizers to retain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. This rule was mandated by Section 941 of the Dodd-Frank Act. The final rule requires securitizers to retain at least 5% of the credit risk of the assets they securitize. The rule offers several compliance options, one of which is to have either Fannie Mae or Freddie Mac (so long as they are in conservatorship or receivership) securitize and fully guarantee the assets, in which case no further retention of credit risk is required. In addition, securities backed solely by mortgage loans meeting the definition of a “qualified residential mortgage” are exempt from the risk retention requirements of the rule. The rule defines qualified residential mortgage to have the same meaning as the term “qualified mortgage” as defined by the Consumer Financial Protection Bureau (“CFPB”) in connection with its “ability to repay” rule under Regulation Z. Generally, a loan will be a qualified mortgage under the CFPB’s ability to repay rule if, among other things, (1) the points and fees paid in connection with the loan do not exceed 3% of the total loan amount, (2) the loan term does not exceed 30 years, (3) the loan is fully amortizing with no negative amortization, interest-only or balloon features and (4) the debt-to-income ratio on the loan does not exceed 43% at origination. The CFPB also defined a special class of conventional mortgage loans that will be qualified mortgages if they (1) meet the points and fees, term and amortization requirements of qualified mortgages generally and (2) are eligible for sale to Fannie Mae or Freddie Mac. This class of qualified mortgages expires on the earlier of January 10, 2021 or when the GSEs cease to be in conservatorship or receivership. The final risk retention rule will become effective one year after publication in the Federal Register for single-family mortgage loans and two years after publication in the Federal Register for multifamily mortgage loans. We continue to evaluate the potential impact of this rule on our business.
Final Bank Minimum Liquidity Standards
In September 2014, U.S. banking regulators issued a final regulation setting minimum liquidity standards for large U.S. banks generally in accordance with Basel III standards. Although we are not subject to banking regulations, U.S. banks currently hold large amounts of our outstanding debt and Fannie Mae MBS securities and, as a result, our business may be affected by these new minimum liquidity standards.
Under the final rule, U.S. banks subject to the standards are required to hold a minimum level of high-quality liquid assets based on projections of their short-term cash needs. The debt and mortgage-related securities of Fannie Mae and Freddie Mac are permitted to count toward only up to 40% of the banks’ high-quality liquid asset requirement, and then only after applying a 15% discount to the market value of those securities. The final rule becomes effective January 1, 2015 and provides for a transition period. Banks subject to the rule are required to maintain a minimum liquidity coverage ratio of 80% beginning on January 1, 2015, 90% beginning on January 1, 2016 and 100% beginning on January 1, 2017.
Prior U.S. banking regulations did not limit the amount of Fannie Mae or Freddie Mac debt and mortgage-related securities that banks were permitted to count toward their liquidity requirements. Accordingly, the implementation of this rule could materially adversely affect demand by banks for Fannie Mae debt securities and MBS, which could adversely affect the price of those securities and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
Dismissal of Lawsuit Relating to Conservatorship Operations
In June 2011, FHFA issued a final rule establishing a framework for conservatorship and receivership operations for the GSEs, which became effective in July 2011. The rule includes a provision that FHFA, as conservator, will not pay securities litigation claims against us during conservatorship, unless the Director of FHFA determines it is in the interest of the conservatorship. In August 2011, an action was brought in the U.S. District Court for the District of Columbia against FHFA and FHFA’s Director by the Ohio Public Employees Retirement System and the State Teachers Retirement System of Ohio challenging the rule’s provisions regarding nonpayment of securities litigation claims. In October 2014, the plaintiffs voluntarily dismissed this action without prejudice.
FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans
In April 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”). The Advisory Bulletin requires, among other things, that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). The Advisory Bulletin also requires us to charge off the portion of the loan classified as a “loss.” Our current analytics and historical data do not support charging off loans at 180 days delinquent. As a result, for the vast majority of our delinquent single-family loans, we expect to continue to charge off the loan at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale). For a small subset of delinquent loans deemed to be uncollectible prior to foreclosure by our historical data, we will classify them as “loss” and charge off the portion of the loan classified as “loss” prior to the date of foreclosure or other liquidation event, which given our current credit analytics and historical data, will be when the loans are excessively delinquent and the outstanding loan balance exceeds the fair value of the underlying property. Under our approach to adopting the charge-off provisions of the Advisory Bulletin in the first quarter of 2015, our allowance for loan losses on the charged-off loans will be eliminated and the corresponding recorded investment in the loans will be reduced by the amounts that are charged off. We do not expect that the adoption of the Advisory Bulletin will have a material impact on our financial position or results of operations.
For information on the risks presented by our adoption of the Advisory Bulletin, see “Risk Factors” in our 2013 Form 10-K. See “Executive Summary—Outlook” for a discussion of the expected impact of our implementation of the charge-off provisions of the Advisory Bulletin on our credit losses and loss reserves.

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
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” in our 2013 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified four of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:
•    Fair Value Measurement;
•    Total Loss Reserves;
•    Other-Than-Temporary Impairment of Investment Securities; and
•    Deferred Tax Assets.
See “MD&A—Critical Accounting Policies and Estimates” in our 2013 Form 10-K for a discussion of these critical accounting policies and estimates. We describe below significant changes we made in the third quarter of 2014 to the model and the assumptions used in estimating our allowance for loan losses, which is a component of our total loss reserves.
Total Loss Reserves
Our total single-family and multifamily loss reserves consist of the following components:

•	Allowance for loan losses;

•	Allowance for accrued interest receivable;

•	Reserve for guaranty losses; and

•	Allowance for preforeclosure property tax and insurance receivable.
We continually monitor prepayment, delinquency, modification, default and loss severity trends and periodically make changes in our historically developed assumptions to better reflect present conditions of loan performance. In the third quarter of 2014, we updated the model and the assumptions used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses. In addition to incorporating recent loan performance, this update better captures regional variations in expected future cash flows, particularly with respect to expectations of future home prices. This update resulted in a decrease to our allowance for loan losses as of September 30, 2014 and an incremental benefit for credit losses of approximately $600 million for the third quarter of 2014.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our condensed consolidated results of operations for the periods indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 3 displays a summary of our condensed consolidated results of operations for the periods indicated.
Table 3: Summary of Condensed Consolidated Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2014	2013	Variance	2014	2013	Variance
	(Dollars in millions)
Net interest income	$5,184	$5,582	$(398)	$14,826	$17,553	$(2,727)
Fee and other income	826	741	85	5,564	1,794	3,770
Net revenues	6,010	6,323	(313)	20,390	19,347	1,043
Investment gains, net	177	648	(471)	829	1,056	(227)
Fair value (losses) gains, net	(207)	335	(542)	(2,331)	1,998	(4,329)
Administrative expenses	(706)	(646)	(60)	(2,075)	(1,913)	(162)
Credit-related income
Benefit for credit losses	1,085	2,609	(1,524)	3,498	8,949	(5,451)
Foreclosed property (expense) income	(249)	1,165	(1,414)	227	1,757	(1,530)
Total credit-related income	836	3,774	(2,938)	3,725	10,706	(6,981)
Other non-interest expenses(1)	(418)	(335)	(83)	(1,518)	(901)	(617)
Income before federal income taxes	5,692	10,099	(4,407)	19,020	30,293	(11,273)
(Provision) benefit for federal income taxes	(1,787)	(1,355)	(432)	(6,123)	47,231	(53,354)
Net income	3,905	8,744	(4,839)	12,897	77,524	(64,627)
Less: Net income attributable to noncontrolling interest	—	(7)	7	(1)	(18)	17
Net income attributable to Fannie Mae	$3,905	$8,737	$(4,832)	$12,896	$77,506	$(64,610)
Total comprehensive income attributable to Fannie Mae	$4,000	$8,603	$(4,603)	$13,408	$78,192	$(64,784)
__________

(1)	Consists of net other-than-temporary impairments; debt extinguishment gains, net; TCCA fees and other expenses, net.
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

Table 4: Analysis of Net Interest Income and Yield

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$282,019	$2,562	3.63%	$320,651	$2,948	3.68%
Mortgage loans of consolidated trusts	2,762,984	25,217	3.65	2,721,041	25,351	3.73
Total mortgage loans(1)	3,045,003	27,779	3.65	3,041,692	28,299	3.72
Mortgage-related securities	140,357	1,652	4.71	191,284	2,189	4.58
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(96,785)	(1,113)	4.60	(124,991)	(1,464)	4.69
Total mortgage-related securities, net	43,572	539	4.95	66,293	725	4.37
Non-mortgage securities(2)	32,283	7	0.08	35,959	6	0.07
Federal funds sold and securities purchased under agreements to resell or similar arrangements	38,488	9	0.09	54,623	9	0.06
Advances to lenders	3,794	20	2.06	5,250	28	2.09
Total interest-earning assets	$3,163,140	$28,354	3.59%	$3,203,817	$29,067	3.63%
Interest-bearing liabilities:
Short-term debt(3)	$101,497	$25	0.10%	$92,591	$28	0.12%
Long-term debt	383,412	2,050	2.14	495,042	2,551	2.06
Total short-term and long-term funding debt	484,909	2,075	1.71	587,633	2,579	1.76
Debt securities of consolidated trusts	2,820,711	22,208	3.15	2,790,170	22,370	3.21
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(96,785)	(1,113)	4.60	(124,991)	(1,464)	4.69
Total debt securities of consolidated trusts held by third parties	2,723,926	21,095	3.10	2,665,179	20,906	3.14
Total interest-bearing liabilities	$3,208,835	$23,170	2.89%	$3,252,812	$23,485	2.89%
Net interest income/net interest yield		$5,184	0.66%		$5,582	0.70%

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$289,028	$7,828	3.61%	$332,803	$9,987	4.00%
Mortgage loans of consolidated trusts	2,766,787	76,704	3.70	2,694,339	75,592	3.74
Total mortgage loans(1)	3,055,815	84,532	3.69	3,027,142	85,579	3.77
Mortgage-related securities	148,195	5,190	4.67	215,302	7,361	4.56
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(101,608)	(3,542)	4.65	(139,372)	(4,890)	4.68
Total mortgage-related securities, net	46,587	1,648	4.72	75,930	2,471	4.34
Non-mortgage securities(2)	33,435	22	0.09	44,157	32	0.10
Federal funds sold and securities purchased under agreements to resell or similar arrangements	33,557	20	0.08	65,496	58	0.12
Advances to lenders	3,303	57	2.28	5,593	85	2.00
Total interest-earning assets	$3,172,697	$86,279	3.63%	$3,218,318	$88,225	3.66%
Interest-bearing liabilities:
Short-term debt(3)	$81,844	$65	0.10%	$103,419	$106	0.14%
Long-term debt	409,633	6,524	2.12	505,903	7,778	2.05
Total short-term and long-term funding debt	491,477	6,589	1.79	609,322	7,884	1.73
Debt securities of consolidated trusts	2,820,774	68,406	3.23	2,772,826	67,678	3.25
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(101,608)	(3,542)	4.65	(139,372)	(4,890)	4.68
Total debt securities of consolidated trusts held by third parties	2,719,166	64,864	3.18	2,633,454	62,788	3.18
Total interest-bearing liabilities	$3,210,643	$71,453	2.97%	$3,242,776	$70,672	2.91%
Net interest income/net interest yield		$14,826	0.62%		$17,553	0.73%

	As of September 30,
	2014	2013
Selected benchmark interest rates(4)
3-month LIBOR	0.24%	0.25%
2-year swap rate	0.82	0.46
5-year swap rate	1.93	1.54
30-year Fannie Mae MBS par coupon rate	3.20	3.29
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $436 million and $1.4 billion for the third quarter and first nine months of 2014, respectively, compared with $688 million and $2.2 billion for the third quarter and first nine months of 2013, respectively.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.

(4)	Data from IntercontinentalExchange Group, Inc., Thomson Reuters and Bloomberg L.P.

Table 5: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2014 vs. 2013			September 30, 2014 vs. 2013
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(386)	$(351)	$(35)	$(2,159)	$(1,240)	$(919)
Mortgage loans of consolidated trusts	(134)	387	(521)	1,112	2,016	(904)
Total mortgage loans	(520)	36	(556)	(1,047)	776	(1,823)
Total mortgage-related securities, net	(186)	(273)	87	(823)	(1,029)	206
Non-mortgage securities(2)	1	(1)	2	(10)	(7)	(3)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	—	(3)	3	(38)	(23)	(15)
Advances to lenders	(8)	(8)	—	(28)	(38)	10
Total interest income	$(713)	$(249)	$(464)	$(1,946)	$(321)	$(1,625)
Interest expense:
Short-term debt(3)	(3)	3	(6)	(41)	(20)	(21)
Long-term debt	(501)	(594)	93	(1,254)	(1,525)	271
Total short-term and long-term funding debt	(504)	(591)	87	(1,295)	(1,545)	250
Total debt securities of consolidated trusts held by third parties	189	568	(379)	2,076	2,482	(406)
Total interest expense	$(315)	$(23)	$(292)	$781	$937	$(156)
Net interest income	$(398)	$(226)	$(172)	$(2,727)	$(1,258)	$(1,469)
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.
Net interest income decreased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013, primarily due to a decline in the average balance of our retained mortgage portfolio. The average balance of our retained mortgage portfolio was 17% lower in the third quarter of 2014 than in the third quarter of 2013 and was 20% lower in the first nine months of 2014 than in the first nine months of 2013. In addition, net amortization income related to mortgage loans and debt of consolidated trusts declined compared with the prior year periods due to a decline in prepayments. The decrease in net interest income was partially offset by increased guaranty fee revenue, as loans with higher guaranty fees have become a larger part of our guaranty book of business. We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our MBS trusts on our balance sheet.
Net interest yield decreased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 due to the decline in the percentage of net interest income from our retained mortgage portfolio, which has a higher net interest yield than the net interest yield from guaranty fees.
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. Fee and other income increased in the first nine months of 2014 compared with the first nine months of 2013, primarily as a result of $4.8 billion recognized as income in the first nine months of 2014 compared with $561 million in the first nine months of 2013, both resulting from settlement agreements resolving certain lawsuits relating to PLS sold to us. See “Legal Proceedings—FHFA Private-Label Mortgage-Related Securities Litigation” for additional information.

Investment Gains, Net
Investment gains, net include gains and losses recognized from the sale of available-for-sale (“AFS”) securities, gains and losses recognized on the securitization of loans and securities from our retained mortgage portfolio and gains and losses recognized on the consolidation and deconsolidation of securities. Investment gains decreased in the third quarter of 2014 compared with the third quarter of 2013 primarily due to fewer sales of non-agency mortgage-related securities in the third quarter of 2014 compared with the third quarter of 2013. Investment gains decreased in the first nine months of 2014 compared with the first nine months of 2013 primarily due to an increase in losses on the consolidation and deconsolidation of securities.
Fair Value (Losses) Gains, Net
Table 6 displays the components of our fair value gains and losses.
Table 6: Fair Value (Losses) Gains, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Risk management derivatives fair value (losses) gains attributable to:
Net contractual interest expense accruals on interest rate swaps	$(314)	$(229)	$(770)	$(610)
Net change in fair value during the period	(93)	942	(1,513)	2,445
Total risk management derivatives fair value (losses) gains, net	(407)	713	(2,283)	1,835
Mortgage commitment derivatives fair value (losses) gains, net	(73)	(169)	(728)	459
Total derivatives fair value (losses) gains, net	(480)	544	(3,011)	2,294
Trading securities gains (losses), net	50	(57)	444	111
Other, net(1)	223	(152)	236	(407)
Fair value (losses) gains, net	$(207)	$335	$(2,331)	$1,998

			2014	2013
5-year swap rate:
As of January 1			1.79%	0.86%
As of March 31			1.80%	0.95%
As of June 30			1.70%	1.57%
As of September 30			1.93%	1.54%
10-year swap rate:
As of January 1			3.09%	1.84%
As of March 31			2.84%	2.01%
As of June 30			2.63%	2.70%
As of September 30			2.64%	2.77%
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value (Losses) Gains, Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. We recognized risk management derivative fair value losses in the third quarter of 2014 primarily due to increases in shorter-term swap rates. We recognized risk management derivative fair value losses for the first nine months of 2014 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the period. We recognized risk management derivative fair value gains in the third quarter and first nine months of 2013 primarily as a result of increases in the fair value of our pay-fixed derivatives as longer-term swap rates increased during the periods.

We present, by derivative instrument type, the fair value gains and losses, net on our derivatives for the three and nine months ended September 30, 2014 and 2013 in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value (Losses) Gains, Net
We recognized fair value losses on our mortgage commitments in the third quarter and first nine months of 2014 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment period. We recognized fair value losses on our mortgage commitments in the third quarter of 2013 primarily due to losses on commitments to sell mortgage-related securities driven by higher prices as interest rates decreased during the commitment period. We recognized fair value gains on our mortgage commitments in the first nine months of 2013 primarily due to gains on commitments to sell mortgage-related securities driven by lower prices as interest rates increased during the commitment period.
Trading Securities Gains (Losses), Net
Gains from trading securities in the third quarter and first nine months of 2014 were driven by higher prices on securities primarily due to a decrease in interest rates, in addition to a narrowing of credit spreads on PLS.
Losses from trading securities in the third quarter of 2013 were primarily driven by lower prices on commercial mortgage-backed securities (“CMBS”) and PLS due to a widening of credit spreads. Gains from trading securities in the first nine months of 2013 were primarily driven by gains from higher prices on Alt-A and subprime PLS, due to the narrowing of credit spreads on these securities as well as improvements in the credit outlook of certain financial guarantors of these securities in the first quarter of 2013. These gains were partially offset by the losses on CMBS in the second and third quarters of 2013.
Credit-Related Income
We refer to our benefit for loan losses and (benefit) provision for guaranty losses collectively as our “benefit for credit losses.” Credit-related income consists of our benefit for credit losses and foreclosed property expense (income).
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
Table 7: Total Loss Reserves

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Allowance for loan losses	$36,931	$43,846
Reserve for guaranty losses(1)	1,324	1,449
Combined loss reserves	38,255	45,295
Allowance for accrued interest receivable	764	1,156
Allowance for preforeclosure property taxes and insurance receivable(2)	718	839
Total loss reserves	39,737	47,290
Fair value losses previously recognized on acquired credit-impaired loans(3)	10,211	11,316
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$49,948	$58,606
__________

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
Table 8 displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the periods indicated.
Table 8: Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$39,067	$49,643	$43,846	$58,795
Benefit for loan losses	(1,051)	(2,600)	(3,481)	(9,033)
Charge-offs(1)	(1,561)	(2,325)	(5,071)	(7,263)
Recoveries	275	294	1,124	2,138
Other(2)	201	157	513	532
Ending balance	$36,931	$45,169	$36,931	$45,169
Reserve for guaranty losses:
Beginning balance	$1,384	$1,230	$1,449	$1,231
(Benefit) provision for guaranty losses	(34)	(9)	(17)	84
Charge-offs	(26)	(28)	(103)	(123)
Recoveries	—	—	(5)	1
Ending balance	$1,324	$1,193	$1,324	$1,193
Combined loss reserves:
Beginning balance	$40,451	$50,873	$45,295	$60,026
Benefit for credit losses	(1,085)	(2,609)	(3,498)	(8,949)
Charge-offs(1)	(1,587)	(2,353)	(5,174)	(7,386)
Recoveries	275	294	1,119	2,139
Other(2)	201	157	513	532
Ending balance	$38,255	$46,362	$38,255	$46,362

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$37,854	$44,705
Multifamily	401	590
Total	$38,255	$45,295
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.33%	1.55%
Multifamily	0.20	0.29
Combined loss reserves as a percentage of:
Total guaranty book of business	1.25%	1.47%
Recorded investment in nonaccrual loans(3)	56.26	54.20
_________

(1)
Includes accrued interest of $72 million and $100 million for the three months ended September 30, 2014 and 2013, respectively, and $241 million and $337 million for the nine months ended September 30, 2014 and 2013, respectively.

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
The amount of our benefit or provision for credit losses varies from period to period based on changes in actual and expected home prices, borrower payment behavior, the types and volumes of loss mitigation activities and foreclosures completed, and actual and estimated recoveries from our lender and mortgage insurer counterparties. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for information on mortgage insurers and outstanding mortgage seller and servicer repurchase obligations. In addition, our benefit or provision for credit losses and our loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
We recognized a benefit for credit losses in the third quarter and first nine months of 2014 primarily due to increases in home prices of 1.2% in the third quarter of 2014 and 5.3% in the first nine months of 2014. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses. In addition, in the third quarter of 2014, we updated the model and the assumptions used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses, which resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $600 million for the third quarter and first nine months of 2014. For additional information, see “Critical Accounting Policies and Estimates—Total Loss Reserves.”
We recognized a benefit for credit losses in the third quarter and first nine months of 2013 primarily due to increases in home prices, including the sales prices of our REO properties as a result of strong demand in the first nine months of 2013. Home prices increased by 2.1% in the third quarter of 2013 and 8.3% in the first nine months of 2013. In addition, in the first nine months of 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans, which resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $2.2 billion for the first nine months of 2013.
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
Table 9: Troubled Debt Restructurings and Nonaccrual Loans

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
TDRs on accrual status:
Single-family	$144,802	$140,512
Multifamily	1,124	715
Total TDRs on accrual status	$145,926	$141,227
Nonaccrual loans:
Single-family	$66,673	$81,355
Multifamily	1,325	2,209
Total nonaccrual loans	$67,998	$83,564
Accruing on-balance sheet loans past due 90 days or more(1)	$616	$719

	For the Nine Months
	Ended September 30,
	2014	2013
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$4,628	$5,291
Interest income recognized for the period(3)	4,628	4,527
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

Foreclosed Property (Expense) Income
We recognized foreclosed property expense in the third quarter of 2014 compared with foreclosed property income in the third quarter of 2013. Foreclosed property income decreased in the first nine months of 2014 compared with the first nine months of 2013. These changes were primarily due to a decrease in the amount of compensatory fee income recognized related to servicing matters. In the third quarter of 2013, we recognized compensatory fee income received in connection with our compensatory fee agreement with Bank of America which had previously been deferred until we substantially completed the loan review process related to the agreement. Compensatory fees are amounts we charge our primary servicers for servicing delays within their control when they fail to comply with established loss mitigation and foreclosure timelines as required by our Servicing Guide, which sets forth our policies and procedures related to servicing our single-family mortgages.
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
Table 10: Credit Loss Performance Metrics

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2014			2013			2014			2013
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$1,312	17.2	bps	$2,059	26.9	bps	$4,055	17.6	bps	$5,247	22.9	bps
Foreclosed property expense (income)	249	3.3		(1,165)	(15.2)		(227)	(1.0)		(1,757)	(7.7)
Credit losses including the effect of fair value losses on acquired credit-impaired loans	1,561	20.5		894	11.7		3,828	16.6		3,490	15.2
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense (income)(2)	158	2.1		248	3.2		493	2.1		754	3.3
Credit losses and credit loss ratio	$1,719	22.6	bps	$1,142	14.9	bps	$4,321	18.7	bps	$4,244	18.5	bps
Credit losses attributable to:
Single-family	$1,738			$1,083			$4,362			$4,127
Multifamily(3)	(19)			59			(41)			117
Total	$1,719			$1,142			$4,321			$4,244
Single-family initial charge-off severity rate(4)		19.24%			22.16%			19.50%			24.78%
Multifamily initial charge-off severity rate(4)		28.21%			21.00%			24.18%			24.49%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)	Negative credit losses are the result of recoveries on previously charged-off amounts.

(4)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition. Single-family rate excludes charge-offs from short sales and third-party sales. Multifamily rate is net of risk-sharing agreements.

Credit losses increased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 primarily due to the recognition of compensatory fees received in connection with our compensatory fee agreement with Bank of America in the third quarter of 2013. This increase in our credit losses was partially offset by lower REO acquisitions in the third quarter and first nine months of 2014, driven by lower delinquencies and the slow pace of foreclosures in certain areas of the country. For additional information, refer to “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management.” The increase in credit losses in the third quarter and first nine months of 2014 was also partially offset by the recovery of previously charged off loans resulting from a settlement agreement reached in the first quarter of 2014 with Lehman Brothers Holdings, Inc. (“Lehman Brothers”) related to representation and warranty matters. For more information on this agreement, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Other.”
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
Table 11: Single-Family Credit Loss Sensitivity(1)

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Gross single-family credit loss sensitivity	$7,980	$9,109
Less: Projected credit risk sharing proceeds	(726)	(1,062)
Net single-family credit loss sensitivity	$7,254	$8,047
Single-family loans in our retained mortgage portfolio and loans underlying Fannie Mae MBS	$2,797,842	$2,828,395
Single-family net credit loss sensitivity as a percentage of outstanding single-family loans in our retained mortgage portfolio and Fannie Mae MBS	0.26%	0.28%
__________

(1)
Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 98% of our total single-family guaranty book of business as of September 30, 2014 and December 31, 2013. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our retained mortgage portfolio or held by third parties), excluding certain whole loan Real Estate Mortgage Investment Conduits (“REMICs”) and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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
Other Non-Interest Expenses
Other non-interest expenses increased in the first nine months of 2014 compared with the first nine months of 2013 primarily due to an increase in TCCA fees. TCCA fees increased in the first nine months of 2014 compared with the first nine months of 2013 due to an increase in the percentage of loans in our single-family book of business subject to the TCCA. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.
Federal Income Taxes
We recognized a provision for federal income taxes of $1.8 billion for the third quarter of 2014 and $6.1 billion for the first nine months of 2014. We recognized a provision for federal income taxes of $1.4 billion for the third quarter of 2013 and a benefit for federal income taxes of $47.2 billion for the first nine months of 2013. In calculating our interim provision for federal income taxes, we use an estimate of our annual effective tax rate, which we update each quarter based on actual financial results and forward-looking estimates. In the first quarter of 2013, we released the substantial majority of the valuation allowance against our deferred tax assets, which fully offset the calculation of tax expense and resulted in the $50.6 billion benefit reported in the first quarter of 2013. See “MD&A—Critical Accounting Policies and Estimates—Deferred Tax

Assets” in our 2013 Form 10-K for a discussion of the factors that led us to release our valuation allowance against our deferred tax assets in 2013.

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
In this section, we summarize our segment results for the third quarter and first nine months of 2014 and 2013 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 12, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
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

Table 12: Single-Family Business Results(1)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
	(Dollars in millions)
Net interest income (loss)(2)	$19	$(152)	$171	$(24)	$318	$(342)
Guaranty fee income(3)(4)	2,945	2,719	226	8,708	7,638	1,070
Credit-related income(5)	748	3,642	(2,894)	3,531	10,357	(6,826)
TCCA fees(4)	(351)	(276)	(75)	(1,008)	(695)	(313)
Other expenses(6)	(462)	(437)	(25)	(1,445)	(1,253)	(192)
Income before federal income taxes	2,899	5,496	(2,597)	9,762	16,365	(6,603)
(Provision) benefit for federal income taxes(7)	(837)	(751)	(86)	(2,897)	29,777	(32,674)
Net income attributable to Fannie Mae	$2,062	$4,745	$(2,683)	$6,865	$46,142	$(39,277)
Other key performance data:
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances(8)	$105,563	$186,459		$266,631	$615,302
Credit Guaranty Activity
Average single-family guaranty book of business(9)	$2,858,362	$2,860,103		$2,871,507	$2,847,297
Single-family effective guaranty fee rate (in basis points)(4)(10)	41.2	38.0		40.4	35.8
Single-family average charged guaranty fee on new acquisitions (in basis points)(4)(11)	63.5	58.7		63.0	56.6
Single-family serious delinquency rate, at end of period(12)	1.96%	2.55%		1.96%	2.55%
Market
Single-family mortgage debt outstanding, at end of period (total U.S. market)(13)	$9,855,419	$9,921,552		$9,855,419	$9,921,552
30-year mortgage rate, at end of period(14)	4.20%	4.32%		4.20%	4.32%
__________

(1)	Certain prior period amounts have been reclassified to conform to our current period presentation.

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

(5)	Consists of the benefit for credit losses and foreclosed property (expense) income.

(6)	Consists of investment (losses) gains, net, fair value losses, net, fee and other income, administrative expenses and other expenses.

(7)
The benefit for the first nine months of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Single-Family segment based on the nature of the item.

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

(13)
Information labeled as of September 30, 2014 is as of June 30, 2014 and is based on the Federal Reserve’s September 2014 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(14)
Based on Freddie Mac’s Primary Mortgage Market Survey® rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

Pre-tax income decreased in the third quarter of 2014 compared with the third quarter of 2013 primarily due to a decrease in credit-related income, which was partially offset by an increase in guaranty fee income and the recognition of net interest income in the third quarter of 2014 compared with a net interest loss recognized in the third quarter of 2013. Pre-tax income decreased in the first nine months of 2014 compared with the first nine months of 2013 primarily due to a decrease in credit-related income and the recognition of a net interest loss in the first nine months of 2014 compared with net interest income recognized in the first nine months of 2013, partially offset by an increase in guaranty fee income.
Our single-family credit-related income decreased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 primarily due to home prices increasing at a slower pace in the third quarter and first nine months of 2014 as compared with the third quarter and first nine months of 2013. In addition, the third quarter and first nine months of 2013 benefited from foreclosed property income primarily due to the recognition of income related to our compensatory fee agreement with Bank of America. Our single-family credit-related income represents the substantial majority of our consolidated credit-related income reflected on our condensed consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Credit-Related Income” for more information on the drivers of our credit-related income.
Guaranty fee income and our effective guaranty fee rate increased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 as loans with higher guaranty fees have become a larger part of our single-family guaranty book of business due to the cumulative impact of guaranty fee price increases implemented in 2012.
TCCA fees increased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013, as single-family loans acquired since the implementation of the TCCA-related guaranty fee increase constituted a larger portion of our single-family guaranty book of business in the third quarter and first nine months of 2014.
We recognized net interest income in the third quarter of 2014 compared with a net interest loss in the third quarter of 2013 primarily due to the reduction in the amount of interest income not recognized for nonaccrual mortgage loans as the population of delinquent loans declined. We recognized a net interest loss in the first nine months of 2014 compared with net interest income in the first nine months of 2013. While there was a decline in the amount of interest income not recognized for nonaccrual mortgage loans in the first nine months of 2014 as compared with the first nine months of 2013, during the first quarter of 2013 we recognized a significant amount of interest income related to unamortized cost basis adjustments on the loans repurchased by Bank of America relating to our resolution agreement with Bank of America.
We recognized a provision for federal income taxes in the first nine months of 2014 compared with a benefit for federal income taxes in the first nine months of 2013. The benefit for federal income taxes in the first nine months of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Single-Family segment.
Our single-family acquisition volume and single-family Fannie Mae MBS issuances decreased significantly in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013; however, liquidations of loans from our single-family guaranty book of business also declined due to lower refinance activity. Accordingly, the size of our single-family guaranty book of business has remained relatively flat.
Our average charged guaranty fee on newly acquired single-family loans increased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 primarily as the result of an increase in loan level price adjustments charged on our acquisitions in the third quarter and first nine months of 2014, as these acquisitions included a higher proportion of loans with higher LTV ratios or lower FICO credit scores than our acquisitions in the third quarter and first nine months of 2013.

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

Table 13: Multifamily Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
	(Dollars in millions)
Guaranty fee income(1)	$332	$311	$21	$960	$902	$58
Fee and other income	32	26	6	87	115	(28)
Gains from partnership investments(2)	52	121	(69)	131	284	(153)
Credit-related income(3)	88	132	(44)	194	349	(155)
Other expenses(4)	(83)	(104)	21	(245)	(257)	12
Income before federal income taxes	421	486	(65)	1,127	1,393	(266)
(Provision) benefit for federal income taxes(5)	(37)	(8)	(29)	(37)	7,970	(8,007)
Net income attributable to Fannie Mae	$384	$478	$(94)	$1,090	$9,363	$(8,273)
Other key performance data:
Securitization Activity/New Business
Multifamily new business volume(6)	$9,090	$5,810		$17,253	$21,791
Multifamily units financed from new business volume	124,000	103,000		289,000	386,000
Multifamily Fannie Mae MBS issuances(7)	$9,689	$6,373		$20,087	$23,648
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$3,074	$1,671		$9,497	$7,879
Multifamily Fannie Mae MBS outstanding, at end of period(8)	$159,707	$143,224		$159,707	$143,224
Credit Guaranty Activity
Average multifamily guaranty book of business(9)	$198,888	$204,601		$199,358	$205,200
Multifamily effective guaranty fee rate (in basis points)(10)	66.8	60.8		64.2	58.6
Multifamily credit loss ratio (in basis points)(11)	(3.8)	11.5		(2.7)	7.6
Multifamily serious delinquency rate, at end of period	0.09%	0.18%		0.09%	0.18%
Percentage of multifamily guaranty book of business with credit enhancement, at end of period	92%	91%		92%	91%
Fannie Mae percentage of total multifamily mortgage debt outstanding, at end of period(12)	19%	20%		19%	20%
Portfolio Data
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(13)	$120	$167		$377	$543
Average Fannie Mae multifamily mortgage loans and Fannie Mae MBS in Capital Markets group’s portfolio(14)	$46,930	$70,629		$51,578	$78,328
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

(3)	Consists of the benefit for credit losses and foreclosed property income (expense).

(4)	Consists of net interest loss, investment gains, net, administrative expenses and other income (expenses).

(5)
The benefit for the first nine months of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Multifamily segment based on the nature of the item.

(6)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period.

(7)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $597 million and $632 million for the three months ended September 30, 2014 and 2013, respectively, and $2.9 billion and $2.1 billion for the nine months ended September 30, 2014 and 2013, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $3 million and $24 million for the three months ended September 30, 2014 and 2013, respectively, and $3 million and $68 million for the nine months ended September 30, 2014 and 2013, respectively.

(8)
Includes $18.8 billion and $23.5 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of September 30, 2014 and 2013, respectively, and $1.2 billion of Fannie Mae MBS collateralized by bonds issued by state and local housing finance agencies as of September 30, 2014 and 2013.

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

(11)
Calculated based on annualized Multifamily segment credit losses divided by the average multifamily guaranty book of business, expressed in basis points. Negative credit losses are the result of recoveries on previously charged-off amounts.

(12)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of September 30, 2014 is as of June 30, 2014 and is based on the Federal Reserve’s September 2014 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(13)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets group on multifamily loans in our retained mortgage portfolio.

(14)	Based on unpaid principal balance.
Pre-tax income decreased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 primarily due to decreases in credit-related income and gains on partnership investments, partially offset by an increase in guaranty fee income.
Credit-related income decreased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 primarily as a result of smaller improvements in both defaults and property valuations.
Guaranty fee income increased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Gains from partnership investments decreased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 primarily as a result of lower sales activity.
We recognized a provision for federal income taxes in the first nine months of 2014 compared with a benefit for federal income taxes in the first nine months of 2013. The benefit for federal income taxes in the first nine months of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Multifamily segment.
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
Table 14: Capital Markets Group Results(1)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
	(Dollars in millions)
Net interest income(2)	$1,845	$2,311	$(466)	$5,592	$7,733	$(2,141)
Investment gains, net(3)	1,516	1,590	(74)	4,500	3,837	663
Fair value (losses) gains, net(4)	(335)	371	(706)	(2,770)	2,087	(4,857)
Fee and other income	579	525	54	4,848	1,129	3,719
Other expenses(5)	(410)	(402)	(8)	(1,315)	(1,271)	(44)
Income before federal income taxes	3,195	4,395	(1,200)	10,855	13,515	(2,660)
(Provision) benefit for federal income taxes(6)	(913)	(596)	(317)	(3,189)	9,484	(12,673)
Net income attributable to Fannie Mae	$2,282	$3,799	$(1,517)	$7,666	$22,999	$(15,333)
__________

(1)	Certain prior period amounts have been reclassified to conform to our current period presentation.

(2)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $627 million and $895 million for the three months ended September 30, 2014 and 2013, respectively, and $2.0 billion and $3.0 billion for the nine months ended September 30, 2014 and 2013, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(3)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(4)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(5)
Includes allocated guaranty fee expense, debt extinguishment (losses) gains, net, administrative expenses, net other-than-temporary impairments and other (expenses) income. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

(6)
The benefit for the nine months of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of our valuation allowance against the portion of our deferred tax assets that we attribute to our Capital Markets group based on the nature of the item.

Pre-tax income decreased in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 primarily due to the recognition of fair value losses in the third quarter and first nine months of 2014 compared with fair value gains recognized in the third quarter and first nine months of 2013 and a decrease in net interest income. The decrease in pre-tax income in the first nine months of 2014 compared with the first nine months of 2013 was partially offset by increases in fee and other income and investment gains.
Fair value losses in the third quarter and first nine months of 2014 were primarily due to fair value losses on our risk management derivatives. The derivatives fair value gains and losses that are reported for the Capital Markets group are consistent with the gains and losses reported in our condensed consolidated statements of operations and comprehensive income. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value (Losses) Gains, Net.”
The decrease in net interest income in the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury.
We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital

Markets group’s net interest income but is included in our results as a component of “Fair value (losses) gains, net” and is displayed in “Table 6: Fair Value (Losses) Gains, Net.”
Fee and other income increased in the first nine months of 2014 compared with the first nine months of 2013, primarily as a result of $4.8 billion recognized as income in the first nine months of 2014 compared with $561 million in the first nine months of 2013, both resulting from settlement agreements resolving certain lawsuits relating to PLS sold to us. See “Legal Proceedings—FHFA Private-Label Mortgage-Related Securities Litigation” for additional information.
Investment gains increased in the first nine months of 2014 compared with the first nine months of 2013 primarily due to higher gains on the sale of Fannie Mae MBS AFS securities as a result of a decline in interest rates in the first nine months of 2014. During the first nine months of 2013, we had lower gains on the sale of Fannie Mae MBS AFS securities due to an increase in interest rates in the first nine months of 2013.
We recognized a provision for federal income taxes in the first nine months of 2014 compared with a benefit for federal income taxes in the first nine months of 2013. The benefit for federal income taxes in the first nine months of 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Capital Markets group.
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
FHFA’s 2014 conservatorship scorecard required us to submit a portfolio plan to FHFA outlining how we will meet, even under adverse conditions, the reductions in our portfolio required by our senior preferred stock purchase agreement with Treasury. We initially submitted this plan to FHFA in July 2014. In October 2014, FHFA requested that we revise our plan to cap the portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions. We submitted a revised portfolio plan to FHFA in October 2014 that complies with FHFA’s request to cap our portfolio at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. Accordingly, under our revised portfolio plan, we plan to reduce our mortgage portfolio to no more than $422.7 billion as of December 31, 2014, in compliance with both our senior preferred stock purchase agreement with Treasury and FHFA’s request.
As we reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will decrease. As of September 30, 2014, we owned $438.1 billion in mortgage assets, compared with $490.7 billion as of December 31, 2013. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2013 Form 10-K.

Table 15 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.
Table 15: Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Mortgage loans:
Beginning balance	$298,683	$343,742	$314,664	$371,708
Purchases	42,021	51,882	109,267	191,813
Securitizations(2)	(35,481)	(48,966)	(92,622)	(170,513)
Liquidations and sales(3)	(12,680)	(18,253)	(38,766)	(64,603)
Mortgage loans, ending balance	292,543	328,405	292,543	328,405

Mortgage securities:
Beginning balance	154,089	221,456	176,037	261,346
Purchases(4)	8,818	8,259	16,864	27,443
Securitizations(2)	35,481	48,966	92,622	170,513
Sales	(45,992)	(78,299)	(119,079)	(229,359)
Liquidations(3)	(6,839)	(12,528)	(20,887)	(42,089)
Mortgage securities, ending balance	145,557	187,854	145,557	187,854
Total Capital Markets group’s mortgage portfolio	$438,100	$516,259	$438,100	$516,259
__________

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 16 displays the composition of the Capital Markets group’s mortgage portfolio as of September 30, 2014 and December 31, 2013.
Table 16: Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	September 30,	December 31,
	2014	2013
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans:
Government insured or guaranteed	$37,140	$39,399
Conventional:
Long-term, fixed-rate	209,797	215,945
Intermediate-term, fixed-rate	8,014	8,385
Adjustable-rate	10,664	13,171
Total single-family conventional	228,475	237,501
Total single-family loans	265,615	276,900
Multifamily loans:
Government insured or guaranteed	248	267
Conventional:
Long-term, fixed-rate	2,006	2,687
Intermediate-term, fixed-rate	19,213	27,325
Adjustable-rate	5,461	7,485
Total multifamily conventional	26,680	37,497
Total multifamily loans	26,928	37,764
Total Capital Markets group’s mortgage loans	292,543	314,664
Capital Markets group’s mortgage-related securities:
Fannie Mae	108,460	129,841
Freddie Mac	6,767	8,124
Ginnie Mae	740	899
Alt-A private-label securities	8,612	11,153
Subprime private-label securities	9,214	12,322
CMBS	3,758	3,983
Mortgage revenue bonds	4,873	6,319
Other mortgage-related securities	3,133	3,396
Total Capital Markets group’s mortgage-related securities(2)	145,557	176,037
Total Capital Markets group’s mortgage portfolio	$438,100	$490,701
__________

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $151.8 billion as of September 30, 2014 and $179.5 billion as of December 31, 2013.
The Capital Markets group’s mortgage portfolio decreased as of September 30, 2014 compared with December 31, 2013, primarily due to sales and liquidations outpacing purchases in the first nine months of 2014. Purchase activity declined in the first nine months of 2014 compared with the first nine months of 2013 primarily due to fewer loan purchases as a result of lower origination volume driven by higher mortgage interest rates in 2014 compared with 2013. We continue to reduce the size of our retained mortgage portfolio to comply with the requirement of our senior preferred stock purchase agreement with Treasury.

The loans we purchased in the first nine months of 2014 included $13.8 billion in delinquent loans we purchased from our single-family MBS trusts. As a result of purchasing delinquent loans from MBS trusts as they become four or more consecutive monthly payments delinquent and decreasing our retained mortgage portfolio to meet the requirements of the senior preferred stock purchase agreement, an increasing portion of the Capital Markets group’s mortgage portfolio is comprised of loans restructured in a TDR and nonaccrual loans. Table 17 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio as of September 30, 2014 and December 31, 2013.
Table 17: Capital Markets Group’s Mortgage Portfolio

	As of
	September 30, 2014		December 31, 2013
	Unpaid Principal Balance	Percent of total	Unpaid Principal Balance	Percent of total
	(Dollars in millions)
TDRs on accrual status	$141,470	32%	$136,237	28%
Nonaccrual loans	61,357	14	75,006	15
All other mortgage-related assets	235,273	54	279,458	57
Total Capital Markets group’s mortgage portfolio	$438,100	100%	$490,701	100%

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets as of the dates indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 18 displays a summary of our condensed consolidated balance sheets as of the dates indicated.
Table 18: Summary of Condensed Consolidated Balance Sheets

	As of
	September 30, 2014	December 31, 2013	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$45,779	$58,203	$(12,424)
Restricted cash	28,518	28,995	(477)
Investments in securities(1)	62,943	68,939	(5,996)
Mortgage loans:
Of Fannie Mae	279,305	300,508	(21,203)
Of consolidated trusts	2,767,829	2,769,578	(1,749)
Allowance for loan losses	(36,931)	(43,846)	6,915
Mortgage loans, net of allowance for loan losses	3,010,203	3,026,240	(16,037)
Deferred tax assets, net	42,757	47,560	(4,803)
Other assets(2)	40,116	40,171	(55)
Total assets	$3,230,316	$3,270,108	$(39,792)
Liabilities and equity
Debt:
Of Fannie Mae	$474,952	$529,434	$(54,482)
Of consolidated trusts	2,726,528	2,705,089	21,439
Other liabilities(3)	22,437	25,994	(3,557)
Total liabilities	3,223,917	3,260,517	(36,600)
Total equity(4)	6,399	9,591	(3,192)
Total liabilities and equity	$3,230,316	$3,270,108	$(39,792)
__________

(1)
Includes $17.8 billion as of September 30, 2014 and $16.3 billion as of December 31, 2013 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 26: Cash and Other Investments Portfolio.”

(2)	Consists of accrued interest receivable, net; acquired property, net; and other assets.

(3)	Consists of accrued interest payable and other liabilities.

(4)	Consists of senior preferred stock, preferred stock, common stock, accumulated deficit, accumulated other comprehensive income, treasury stock, and noncontrolling interest.
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
Table 19: Summary of Mortgage-Related Securities at Fair Value

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$11,227	$12,443
Freddie Mac	7,312	8,681
Ginnie Mae	821	995
Alt-A private-label securities	7,304	8,865
Subprime private-label securities	6,702	8,516
CMBS	4,017	4,324
Mortgage revenue bonds	4,959	5,821
Other mortgage-related securities	2,844	2,988
Total	$45,186	$52,633

The decrease in mortgage-related securities at fair value from December 31, 2013 to September 30, 2014 was primarily driven by a decrease in PLS due to the sale of certain PLS as a result of our settlement agreements in the first nine months of 2014, in addition to the sale of other PLS and agency securities during the first nine months of 2014.
Mortgage Loans
The decrease in mortgage loans from December 31, 2013 to September 30, 2014 was primarily due to liquidations outpacing acquisition volumes. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
The decrease in our allowance for loan losses from December 31, 2013 to September 30, 2014 was primarily due to the recognition of a benefit for credit losses in the first nine months of 2014 and a decline in the number of seriously delinquent single-family loans. The number of our seriously delinquent single-family loans declined 19% to approximately 341,000 as of September 30, 2014 from approximately 419,000 as of December 31, 2013. The reduction in the number of delinquent loans was due to home retention solutions, foreclosure alternatives and completed foreclosures. For information on our benefit for credit losses, see “Consolidated Results of Operations—Credit-Related Income—Benefit for Credit Losses.”
Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. The decrease in debt of Fannie Mae from December 31, 2013 to September 30, 2014 was primarily driven by lower funding needs. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts from December 31, 2013 to September 30, 2014 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.

Total Equity
Total equity decreased as of September 30, 2014 compared with December 31, 2013 due to our payment of senior preferred stock dividends to Treasury during the first nine months of 2014, partially offset by comprehensive income recognized during the first nine months of 2014.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS
As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.
Table 20 summarizes changes in our stockholders’ equity reported in our GAAP condensed consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the nine months ended September 30, 2014. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 16, Fair Value.”
Table 20: Comparative Measures—GAAP Change in Stockholders’ Equity and Non-GAAP Change in Fair Value of Net Assets

For the Nine Months Ended September 30, 2014
(Dollars in millions)
GAAP condensed consolidated balance sheets:
Fannie Mae stockholders’ equity as of December 31, 2013(1)	$9,541
Total comprehensive income	13,409
Senior preferred stock dividend paid	(16,594)
Other	(7)
Fannie Mae stockholders’ equity as of September 30, 2014(1)	$6,349
Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2013	$(33,368)
Senior preferred stock dividends paid on June 28 and September 30, 2014	(9,404)
Senior preferred stock dividends payable(2)	(3,999)
Change in estimated fair value of net assets excluding the senior preferred stock dividend	30,393
Increase in estimated fair value of net assets, net	16,990
Estimated fair value of net assets as of September 30, 2014	$(16,378)
__________

(1)
Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total equity” amount reported in our condensed consolidated balance sheets, which consists of “Total Fannie Mae stockholders’ equity” and “Noncontrolling interest.”

(2)
Represents the dividend we expect to pay Treasury in the fourth quarter of 2014 on the senior preferred stock, which, for purposes of our non-GAAP fair value balance sheets, we present as a liability. Under the terms of the senior preferred stock, effective January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the immediately preceding fiscal quarter over an applicable capital reserve amount. The applicable capital reserve amount is $2.4 billion for all quarterly dividend periods in 2014 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.

During the first nine months of 2014, the estimated fair value of our net assets (excluding the senior preferred stock dividend) increased by approximately $30 billion. This increase was primarily due to improvement in credit-related items, as well as income from the interest spread between our mortgage assets and associated debt and derivatives. The improvement in credit-related items was primarily driven by an increase in the fair value of nonperforming loans due to improving property values and continued limited supply.

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

Table 21: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of September 30, 2014					As of December 31, 2013
	GAAP Carrying Value	Fair Value Adjustment(1)		Estimated Fair Value		GAAP Carrying Value	Fair Value Adjustment(1)		Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$44,847	$—		$44,847		$48,223	$—		$48,223
Federal funds sold and securities purchased under agreements to resell or similar arrangements	29,450	—		29,450		38,975	—		38,975
Trading securities	30,844	—		30,844		30,768	—		30,768
Available-for-sale securities	32,099	—		32,099		38,171	—		38,171
Mortgage loans:
Mortgage loans held for sale	368	6		374		380	—		380
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	244,399	4,785		249,184		259,638	(13,758)		245,880
Of consolidated trusts	2,765,436	30,803	(2)(3)	2,796,239		2,766,222	(20,080)	(2)(3)	2,746,142
Total mortgage loans	3,010,203	35,594		3,045,797	(4)	3,026,240	(33,838)		2,992,402	(4)
Advances to lenders	4,881	(17)		4,864	(5)	3,727	(39)		3,688	(5)
Derivative assets at fair value	1,256	—		1,256	(5)	2,073	—		2,073	(5)
Guaranty assets and buy-ups, net	223	453		676	(5)	267	439		706	(5)
Total financial assets	3,153,803	36,030		3,189,833	(6)	3,188,444	(33,438)		3,155,006	(6)
Credit enhancements	578	558		1,136	(5)	548	984		1,532	(5)
Deferred tax assets, net	42,757	—		42,757	(7)	47,560	—		47,560	(7)
Other assets	33,178	(218)		32,960	(5)	33,556	(235)		33,321	(5)
Total assets	$3,230,316	$36,370		$3,266,686		$3,270,108	$(32,689)		$3,237,419

Liabilities:
Short-term debt:
Of Fannie Mae	$97,399	$21		$97,420		$72,295	$9		$72,304
Of consolidated trusts	1,804	—		1,804		2,154	—		2,154
Long-term debt:
Of Fannie Mae	377,553	11,309		388,862		457,139	8,409		465,548
Of consolidated trusts	2,724,724	44,034	(2)	2,768,758		2,702,935	(5,349)	(2)	2,697,586
Derivative liabilities at fair value	443	—		443	(8)	1,469	—		1,469	(8)
Guaranty obligations	404	1,407		1,811	(8)	485	1,948		2,433	(8)
Total financial liabilities	3,202,327	56,771		3,259,098	(6)	3,236,477	5,017		3,241,494	(6)
Senior preferred stock dividend(9)	—	3,999		3,999		—	7,191		7,191
Other liabilities	21,590	(1,673)		19,917	(8)	24,040	(1,988)		22,052	(8)
Total liabilities	3,223,917	59,097		3,283,014		3,260,517	10,220		3,270,737
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(10)	117,149	—		117,149		117,149	—		117,149
Preferred	19,130	(12,373)		6,757		19,130	(13,004)		6,126
Common	(129,930)	(10,354)		(140,284)		(126,738)	(29,905)		(156,643)
Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$6,349	$(22,727)		$(16,378)		$9,541	$(42,909)		$(33,368)
Noncontrolling interest	50	—		50		50	—		50
Total equity (deficit)	6,399	(22,727)		(16,328)		9,591	(42,909)		(33,318)
Total liabilities and equity (deficit)	$3,230,316	$36,370		$3,266,686		$3,270,108	$(32,689)		$3,237,419

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

(4)
Performing loans had a fair value and an unpaid principal balance of $2.9 trillion as of September 30, 2014 and as of December 31, 2013. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $99.4 billion and an unpaid principal balance of $127.1 billion as of September 30, 2014, compared with a fair value of $103.8 billion and an unpaid principal balance of $149.3 billion as of December 31, 2013. See “Note 16, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)
“Other assets” include (a) Accrued interest receivable, net and (b) Acquired property, net as reported in our GAAP consolidated balance sheets. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $6.9 billion and $6.6 billion as of September 30, 2014 and December 31, 2013, respectively.

(6)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 16, Fair Value.”

(7)	The amount included in “estimated fair value” of deferred tax assets, net represents the GAAP carrying value and does not reflect fair value.

(8)
“Other liabilities” include Accrued interest payable as reported in our GAAP consolidated balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $847 million and $2.0 billion as of September 30, 2014 and December 31, 2013, respectively.

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
Our debt funding needs may vary from quarter to quarter depending on market conditions and are influenced by anticipated liquidity needs, the size of our retained mortgage portfolio and our dividend payment obligations to Treasury. Under the senior preferred stock purchase agreement, we are required to reduce our retained mortgage portfolio to $469.6 billion by December 31, 2014 and, by December 31 of each year thereafter, to 85% of the maximum allowable amount that we were permitted to own under the senior preferred stock purchase agreement as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. In October 2014, FHFA requested that we further cap our portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. See “Business Segment Results—Capital Markets Group Results—The Capital Markets Group’s Mortgage Portfolio” for more information about FHFA’s request.
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
Table 22: Activity in Debt of Fannie Mae

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$66,584	$50,759	$161,296	$182,624
Weighted-average interest rate	0.10%	0.07%	0.08%	0.11%
Long-term:
Amount	$18,821	$24,164	$31,981	$125,461
Weighted-average interest rate	2.00%	1.18%	1.90%	1.05%
Total issued:
Amount	$85,405	$74,923	$193,277	$308,085
Weighted-average interest rate	0.52%	0.43%	0.38%	0.49%
Paid off during the period:(1)
Short-term:
Amount	$60,098	$75,755	$136,196	$210,015
Weighted-average interest rate	0.09%	0.11%	0.09%	0.13%
Long-term:
Amount	$27,793	$37,551	$112,192	$149,511
Weighted-average interest rate	1.85%	1.52%	1.80%	1.82%
Total paid off:
Amount	$87,891	$113,306	$248,388	$359,526
Weighted-average interest rate	0.65%	0.58%	0.86%	0.83%

__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Debt issuances decreased during the first nine months of 2014 compared with the first nine months of 2013 primarily due to lower funding needs as our retained mortgage portfolio decreased. Redemptions of callable debt decreased during the first nine months of 2014 compared with the first nine months of 2013 due to higher interest rates.
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
Our outstanding short-term debt, as a percentage of our total outstanding debt, was 21% as of September 30, 2014 compared with 14% as of December 31, 2013. The weighted-average interest rate on our long-term debt increased to 2.22% as of September 30, 2014 from 2.14% as of December 31, 2013.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $663.0 billion in 2014. As of September 30, 2014, our aggregate indebtedness totaled $479.0 billion, which was $184.0 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 23 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 23: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	September 30, 2014			December 31, 2013
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding		Weighted- Average Interest Rate
	(Dollars in millions)
Short-term debt:
Fixed-rate:
Discount notes	—	$97,399	0.10%	—	$71,933		0.12%
Foreign exchange discount notes	—	—	—	—	362		1.07
Total short-term debt of Fannie Mae		97,399	0.10		72,295		0.13
Debt of consolidated trusts	—	1,804	0.11	—	2,154		0.09
Total short-term debt		$99,203	0.10%		$74,449		0.13%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2014 - 2030	$188,002	2.41%	2014 - 2030	$212,234		2.45%
Medium-term notes(2)	2014 - 2024	125,106	1.38	2014 - 2023	161,445		1.28
Foreign exchange notes and bonds	2021 - 2028	644	5.23	2021 - 2028	682		5.41
Other	2014 - 2038	33,247	4.61	2014 - 2038	38,444	(3)	4.99
Total senior fixed		346,999	2.25		412,805		2.24
Senior floating:
Medium-term notes(2)	2014 - 2019	21,374	0.17	2014 - 2019	38,441		0.20
Other(3)(4)	2020 - 2037	5,204	2.90	2020 - 2037	955		5.18
Total senior floating		26,578	0.70		39,396		0.32
Subordinated fixed:
Qualifying subordinated	—	—	—	2014	1,169		5.27
Subordinated debentures	2019	3,760	9.92	2019	3,507		9.92
Total subordinated fixed		3,760	9.92		4,676		8.76
Secured borrowings(5)	2021 - 2022	216	1.89	2021 - 2022	262		1.86
Total long-term debt of Fannie Mae		377,553	2.22		457,139		2.14
Debt of consolidated trusts(3)	2014 - 2054	2,724,724	3.10	2014 - 2053	2,702,935		3.26
Total long-term debt		$3,102,277	2.99%		$3,160,074		3.10%
Outstanding callable debt of Fannie Mae(6)		$126,024	1.70%		$168,397		1.59%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.2 billion and $4.9 billion as of September 30, 2014 and December 31, 2013, respectively. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts and premiums, other cost basis adjustments, fair value adjustments and debt of consolidated trusts, totaled $479.1 billion and $534.3 billion as of September 30, 2014 and December 31, 2013, respectively.

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

Maturity Profile of Outstanding Debt of Fannie Mae
Table 24 displays the maturity profile, as of September 30, 2014, of our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption. Our outstanding debt maturing within one year, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 35% as of September 30, 2014 and 31% as of December 31, 2013. The weighted-average maturity of our outstanding debt that is maturing within one year was 134 days as of September 30, 2014, compared with 151 days as of December 31, 2013.
Table 24: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
________

(1)
Includes unamortized discounts and premiums and other cost basis adjustments of $60 million as of September 30, 2014. Excludes debt of consolidated trusts maturing within one year of $4.2 billion as of September 30, 2014.

Table 25 displays the maturity profile, as of September 30, 2014, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 60 months as of September 30, 2014 and approximately 59 months as of December 31, 2013.

Table 25: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
________

(1)
Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.1 billion as of September 30, 2014. Excludes debt of consolidated trusts of $2.7 trillion as of September 30, 2014.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Cash and Other Investments Portfolio
Our cash and other investments portfolio decreased from December 31, 2013 to September 30, 2014. This decrease was primarily driven by lower liquidity needs as our retained mortgage portfolio decreased. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.
Table 26 displays information on the composition of our cash and other investments portfolio as of the dates indicated.
Table 26: Cash and Other Investments Portfolio

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Cash and cash equivalents	$16,329	$19,228
Federal funds sold and securities purchased under agreements to resell or similar arrangements	29,450	38,975
U.S. Treasury securities(1)	17,757	16,306
Total cash and other investments	$63,536	$74,509
__________

(1)	Excludes U.S. Treasury securities that had a maturity at the date of acquisition of three months or less and would therefore be included in cash and cash equivalents.

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
Table 27 displays the credit ratings issued by the three major credit rating agencies as of October 30, 2014.
Table 27: Fannie Mae Credit Ratings

As of October 30, 2014
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
Cash Flows
Nine Months Ended September 30, 2014. Cash and cash equivalents decreased by $2.9 billion from $19.2 billion as of December 31, 2013 to $16.3 billion as of September 30, 2014. The decrease in the balance was primarily driven by cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the payment of dividends to Treasury under our senior preferred stock purchase agreement and (3) the acquisition of delinquent loans out of MBS trusts.
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie Mae MBS, (2) proceeds from repayments of loans of Fannie Mae, (3) the sale of our REO inventory, (4) proceeds from the sale and liquidation of mortgage-related securities and (5) proceeds from resolution and settlement agreements related to PLS matters.
Nine Months Ended September 30, 2013. Cash and cash equivalents increased by $9.7 billion from $21.1 billion as of December 31, 2012 to $30.8 billion as of September 30, 2013. This increase in the balance was primarily driven by cash provided by (1) the sale of Fannie Mae MBS, (2) proceeds from repayments of loans of Fannie Mae, (3) proceeds from the sale and liquidation of mortgage-related securities, (4) the sale of our REO inventory and (5) proceeds from resolution and settlement agreements related to representation and warranty, compensatory fee, and PLS matters.
Partially offsetting these cash inflows were cash outflows from (1) the payment of dividends to Treasury under our senior preferred stock purchase agreement, (2) payments to redeem debt, which outpaced issuances due to lower funding needs as we reduced our retained mortgage portfolio and (3) the acquisition of delinquent loans out of MBS trusts.
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of our core capital over statutory minimum capital was $139.7 billion as of September 30, 2014 and $137.3 billion as of December 31, 2013.

Under the terms of the senior preferred stock, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve amount. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $4.0 billion by December 31, 2014.
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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2014. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of September 30, 2014 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. For additional information, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement” in our 2013 Form 10-K.
Our third quarter 2014 dividend of $3.7 billion was declared by FHFA and subsequently paid by us on September 30, 2014. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount is $2.4 billion for dividend periods in 2014 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the fourth quarter of 2014 of $4.0 billion by December 31, 2014. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.
See “Risk Factors” in our 2013 Form 10-K for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2013 Form 10-K for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $36.1 billion as of September 30, 2014 and $44.3 billion as of December 31, 2013.
For a description of our off-balance sheet arrangements, see “MD&A—Off-Balance Sheet Arrangements” in our 2013 Form 10-K.

RISK MANAGEMENT
Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively monitor and manage these risks by using an established risk management framework. In addition to our exposure to credit, market and operational risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Legislative and Regulatory Developments—Housing Finance Reform and the Role of the GSEs” and “Risk Factors” in this report and in our Second Quarter 2014 Form 10-Q, in “MD&A—Legislative Regulatory Developments—Housing Finance Reform” in our First Quarter 2014 Form 10-Q and in “Business—Housing Finance Reform” in our 2013 Form 10-K. This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could affect our ability to retain and hire qualified employees.
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
Mortgage Credit Book of Business
Table 28 displays the composition of our mortgage credit book of business as of the dates indicated. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of September 30, 2014 and December 31, 2013.

Table 28: Composition of Mortgage Credit Book of Business(1)

	As of
	September 30, 2014			December 31, 2013
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,834,604	$184,266	$3,018,870	$2,862,306	$183,891	$3,046,197
Unconsolidated Fannie Mae MBS, held by third parties(3)	12,034	1,284	13,318	12,430	1,314	13,744
Other credit guarantees(4)	8,146	14,660	22,806	15,183	15,414	30,597
Guaranty book of business	$2,854,784	$200,210	$3,054,994	$2,889,919	$200,619	$3,090,538
Agency mortgage-related securities(5)	7,489	19	7,508	8,992	32	9,024
Other mortgage-related securities(6)	21,272	8,318	29,590	27,563	9,640	37,203
Mortgage credit book of business	$2,883,545	$208,547	$3,092,092	$2,926,474	$210,291	$3,136,765
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,796,303	$198,595	$2,994,898	$2,827,169	$198,906	$3,026,075
Government Guaranty Book of Business(8)	$58,481	$1,615	$60,096	$62,750	$1,713	$64,463
__________

(1)	Based on unpaid principal balance.

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
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of September 30, 2014 and December 31, 2013. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2013 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
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
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter®, our proprietary automated underwriting system which measures credit risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. For information on our single-family acquisition and servicing policies and on our underwriting and servicing standards, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2013 Form 10-K.
Table 29 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of September 30, 2014 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008. We initiated underwriting and eligibility changes that became effective for deliveries in late 2008 and 2009 that focused on strengthening our underwriting and eligibility standards to promote sustainable homeownership.

Table 29: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of September 30, 2014
	Percentage of New Book	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%	Serious Delinquency Rate(3)
New Single-Family Book of Business:
HARP(4)	14%	11%	86%	18%	0.96%
Other Refi Plus(5)	10	8	50	*	0.35
Total Refi Plus	24	19	71	10	0.65
Non-Refi Plus(6)	76	61	59	*	0.23
Total New Single-Family Book of Business(7)	100%	80	62	3	0.34
Legacy Book of Business:
2005-2008		13	81	21	8.27
2004 and prior		7	47	2	3.27
Total Single-Family Book of Business		100%	63%	5%	1.96%
__________
* Represents less than 0.5%

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of September 30, 2014.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the September 30, 2014 serious delinquency rates of loans in our legacy book of business. The serious delinquency rate as of September 30, 2014 for loans we acquired in 2009, the oldest vintage in our new book of business, was 1.04%.

(4)
HARP loans have LTV ratios at origination in excess of 80%. In the fourth quarter of 2012, we revised our presentation of the data to reflect all loans under our Refi Plus program with LTV ratios at origination in excess of 80% as HARP loans. Previously we did not reflect loans that were backed by second homes or investor properties as HARP loans.

(5)	Other Refi Plus includes all other Refi Plus loans that are not HARP loans.

(6)	Includes other refinancings and home purchase mortgages.

(7)	Refers to single-family mortgage loans we have acquired since the beginning of 2009.
As part of our credit risk management process, we review discretionary and random samples of performing loans soon after acquisition in order to identify loans that may not have met our underwriting or eligibility requirements. We statistically derive an eligibility defect rate from our random reviews, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use it to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process.
As of September 30, 2014, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions during the first nine months of 2013 was 1.58%. Because of enhancements to the sampling methodology of our random reviews that we implemented in 2013, the eligibility defect rate for our 2013 loan acquisitions is not directly comparable to the “significant findings rate” we reported on our acquisitions in prior periods. We continue to work with lenders to reduce the number of defects identified. As of September 30, 2014, we have issued repurchase requests on approximately 0.32% of the $612.9 billion of unpaid principal balance of single-family loans delivered to us in the first nine months of 2013, for which reviews have been substantially completed.
In May 2014, at FHFA’s direction, we and Freddie Mac announced changes to our representation and warranty framework effective for conventional loan settlements on or after July 1, 2014. The primary change to the framework includes relaxing the 36-month timely payment history requirement for relief from certain selling representations and warranties to permit two instances of 30-day delinquency. These loans may also qualify for relief from certain selling representations and warranties after a satisfactory conclusion of a quality control review. We continue to work with FHFA to identify opportunities to enhance our framework, providing the mortgage finance industry with more certainty and transparency regarding selling representation and warranty obligations. For example, in the fourth quarter of 2014, we expect to make revisions to certain life-of-loan exclusions currently included in our representation and warranty framework. For a description of the changes in our quality control process and our representation and warranty framework, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2013 Form 10-K.
FHFA’s 2014 conservatorship scorecard includes an objective to transact credit risk transfers on single-family mortgages with at least $90 billion of unpaid principal balance, adjusted for the amount of credit risk transferred. Our primary method of achieving this objective has been through the issuance of our Connecticut Avenue Securities (“CAS”), which transfers some of the credit risk associated with losses on the underlying mortgage loans to investors in these securities, in exchange for sharing a portion of the guaranty fee payments. During the first nine months of 2014, we issued $4.4 billion in CAS securities, transferring some of the credit risk on single-family mortgages with an unpaid principal balance of $168.6 billion. Some 2014 transactions include loans with LTV ratios of up to 97% in the reference pool. In addition to our CAS offerings, we are also entering into several alternative credit risk transfer transactions related to our 2014 conservatorship scorecard.
Single-Family Portfolio Diversification and Monitoring
Diversification within our single-family mortgage credit book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. For additional information on key loan attributes, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2013 Form 10-K.
Table 30 displays our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Original LTV ratio:(5)
<= 60%	15%	20%	16%	23%	22%	22%
60.01% to 70%	12	13	12	14	14	15
70.01% to 80%	41	36	40	34	38	38
80.01% to 90%(6)	14	11	13	10	10	10
90.01% to 100%(6)	17	14	16	11	11	10
100.01% to 125%(6)	1	4	2	5	3	3
Greater than 125%(6)	*	2	1	3	2	2
Total	100%	100%	100%	100%	100%	100%
Weighted-average	77%	76%	77%	75%	75%	74%
Average loan amount	$207,654	$202,769	$200,600	$206,633	$160,070	$160,357
Estimated mark-to-market LTV ratio:(7)
<= 60%					43%	38%
60.01% to 70%					20	19
70.01% to 80%					17	19
80.01% to 90%					10	11
90.01% to 100%					5	6
100.01% to 125%					4	5
Greater than 125%					1	2
Total					100%	100%
Weighted-average					63%	67%
Product type:
Fixed-rate:(8)
Long-term	79%	76%	77%	76%	74%	72%
Intermediate-term	16	21	18	22	17	18
Interest-only	—	*	—	*	1	1
Total fixed-rate	95	97	95	98	92	91
Adjustable-rate:
Interest-only	*	*	*	*	2	2
Other ARMs	5	3	5	2	6	7
Total adjustable-rate	5	3	5	2	8	9
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%	97%	97%
2-4 units	3	3	3	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	90%	90%	90%	91%	91%
Condo/Co-op	10	10	10	10	9	9
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Occupancy type:
Primary residence	88%	86%	87%	87%	88%	88%
Second/vacation home	4	4	4	4	4	4
Investor	8	10	9	9	8	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620(9)	1%	1%	1%	1%	3%	3%
620 to < 660	6	4	5	3	5	5
660 to < 700	13	11	14	9	12	12
700 to < 740	21	19	21	18	19	19
>= 740	59	65	59	69	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted-average	744	750	743	754	744	744
Loan purpose:
Purchase	57%	38%	53%	26%	30%	28%
Cash-out refinance	15	14	15	15	20	21
Other refinance	28	48	32	59	50	51
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	15%	14%	15%	14%	15%	15%
Northeast	15	17	15	17	19	19
Southeast	21	21	21	20	22	22
Southwest	20	18	20	17	16	16
West	29	30	29	32	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
<= 2004					8%	9%
2005					3	4
2006					3	3
2007					4	5
2008					3	3
2009					6	7
2010					9	10
2011					10	11
2012					24	26
2013					22	22
2014					8	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of September 30, 2014 and December 31, 2013.

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

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans, which together represented approximately 5% of our single-family conventional guaranty book of business as of September 30, 2014 and December 31, 2013. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—Jumbo Conforming and High-Balance Loans” in our 2013 Form 10-K for information on our loan limits.

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

Credit Profile Summary
Overview
Our acquisition of loans with original LTV ratios over 80% increased to 32% in the first nine months of 2014, compared with 29% in the first nine months of 2013. This increase was primarily due to an increase in our acquisitions of home purchase mortgage loans, which increased to 53% in the first nine months of 2014, compared with 26% in the first nine months of 2013, and a corresponding decline in our acquisitions of refinance loans. Our acquisitions of loans with FICO credit scores at origination of 740 or above decreased to 59% in the first nine months of 2014, compared with 69% in the first nine months of 2013. Our acquisition of loans with FICO credit scores at origination of less than 700 increased to 20% in the first nine months of 2014, compared with 13% in the first nine months of 2013. The weighted average FICO credit score at origination of our acquisitions decreased to 743 in the first nine months of 2014, compared with 754 in the first nine months of 2013.
Although our acquisitions in the first nine months of 2014 included a greater proportion of loans with higher LTV ratios or lower FICO credit scores compared with our acquisitions in the first nine months of 2013, our acquisitions in the first nine months of 2014 continued to have a strong credit profile with a weighted average original LTV ratio of 77% and a weighted average FICO credit score of 743. The average original LTV ratio of single-family loans we acquired in the first nine months of 2014, excluding HARP loans, was 75%, compared with 102% for HARP loans. The weighted average FICO credit score at origination of the single-family mortgage loans we acquired in the first nine months of 2014, excluding HARP loans, was 746, compared with 704 for HARP loans.
The credit profile of our future acquisitions will depend on many factors, including our future pricing and eligibility standards and those of mortgage insurers, the FHA and the VA, changes in interest rates, the percentage of loan originations representing refinancings, our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under HARP. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions. We discuss our efforts to increase access to mortgage credit for creditworthy borrowers in “Executive Summary—Strengthening Our Book of Business—Recently Acquired Single-Family Loans.”

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
The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Under HARP, we were previously authorized to acquire loans only if their current LTV ratios did not exceed 125% for fixed-rate loans or 105% for adjustable-rate mortgages. Changes to HARP implemented in the first half of 2012 extended refinancing flexibility to eligible borrowers with loans that have LTV ratios greater than 125% for fixed-rate loans, which made the benefits of HARP available to a greater number of borrowers. In addition to the high LTV ratios that characterize HARP loans, borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of September 30, 2014, HARP loans, which make up 14% of our new single-family book of business, had a weighted average FICO credit score of 732 at origination compared with 754 for loans in our new single-family book of business overall.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the acquired loans essentially replaces the credit risk that we already held prior to the refinancing. These loans have higher risk profiles and higher serious delinquency rates than the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate).
Although mortgage rates remain low by historical standards, they have increased since the first half of 2013. The percentage of our acquisitions that are refinanced loans, including loans acquired under our Refi Plus initiative, which includes HARP, has continued to decline. HARP loans constituted approximately 7% of our total single-family acquisitions in the first nine months of 2014, compared with approximately 14% of total single-family acquisitions in the first nine months of 2013.
We expect the volume of refinancings under HARP to continue to decline, due to the increase in interest rates since the first half of 2013 and a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing. With the decline in the volume of HARP refinancings, approximately 1% of our total single-family conventional business volume for the first nine months of 2014 consisted of HARP refinanced loans with LTV ratios greater than 125% at the time of acquisition, compared with 3% for the first nine months of 2013. In addition, approximately 1% of our single-family conventional guaranty book of business consisted of loans with an estimated mark-to-market LTV ratio greater than 125% as of September 30, 2014 compared with 3% as of September 30, 2013.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of September 30, 2014 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 29: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period.”
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
We do not rely solely on our classifications of loans as Alt-A or subprime to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business, “Note 3, Mortgage Loans,” and “Note 6, Financial Guarantees.”
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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. We have classified a mortgage loan as subprime if and only if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter® system. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $119.6 billion as of September 30, 2014, represented approximately 4% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $3.8 billion as of September 30, 2014, represented approximately 0.1% of our single-family conventional guaranty book of business.
See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2013 Form 10-K for a discussion of other types of loans, including jumbo conforming loans, high balance loans, adjustable-rate mortgages and fixed-rate interest only mortgages.
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
Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Since the cost of foreclosure can be significant to both the borrower and Fannie Mae, to avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to accept a deed-in-lieu of foreclosure, whereby the borrower voluntarily signs over the title to their property to the servicer or sells the home prior to foreclosure in a short sale, whereby the borrower sells the home for less than the full amount owed to Fannie Mae under the mortgage loan. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales and, in the first nine months of 2014, we received net sales proceeds from our short sale transactions equal to 71% of the loans’ unpaid principal balance, compared with 66% in the first nine months of 2013.
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

Table 31: Delinquency Status of Single-Family Conventional Loans

	As of
	September 30, 2014	December 31, 2013	September 30, 2013
Delinquency status:
30 to 59 days delinquent	1.48%	1.64%	1.62%
60 to 89 days delinquent	0.44	0.49	0.49
Seriously delinquent	1.96	2.38	2.55
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	71%	73%	74%
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009.
Although our single-family serious delinquency rate has decreased, the pace of declines in our single-family serious delinquency rate has slowed in recent months and we expect this trend to continue. Our single-family serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure. High levels of foreclosures, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes have lengthened the time it takes to foreclose on a mortgage loan in a number of states. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last few years than it would have if the pace of foreclosures had been faster. We believe the slow pace of foreclosures in certain areas of the country will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense). Other factors such as the pace of loan modifications, changes in home prices, unemployment levels and other macroeconomic conditions also influence serious delinquency rates. We expect the number of our single-family loans in our book of business that are seriously delinquent to remain above pre-2008 levels for years.
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

Table 32: Single-Family Serious Delinquency Rates

	As of
	September 30, 2014		December 31, 2013		September 30, 2013
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	1.63%	15%	2.00%	15%	2.17%
Northeast	19	3.58	19	3.88	19	4.00
Southeast	22	2.55	22	3.33	22	3.61
Southwest	16	1.02	16	1.23	16	1.30
West	28	1.05	28	1.40	28	1.57
Total single-family conventional loans	100%	1.96%	100%	2.38%	100%	2.55%
Single-family conventional loans:
Credit enhanced(2)	16%	3.66%	15%	4.75%	15%	5.15%
Non-credit enhanced	84	1.68	85	2.00	85	2.14
Total single-family conventional loans	100%	1.96%	100%	2.38%	100%	2.55%
__________

(1)	See footnote 10 to “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

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
Table 33 displays the serious delinquency rates and estimated mark-to-market LTV ratios for our single-family conventional loans with some of these higher-risk characteristics and in some of these higher-risk states as of the dates indicated. We also include information for our loans in California, as this state accounts for the largest share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Table 33: Single-Family Conventional Serious Delinquent Loan Concentration Analysis

	As of
	September 30, 2014			December 31, 2013			September 30, 2013
	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio(1)
	(Dollars in millions)
States:
California	20%	0.73%	54%	20%	0.98%	58%	19%	1.13%	59%
Florida	6	4.87	74	6	6.89	80	6	7.60	82
Illinois	4	2.46	71	4	3.12	76	4	3.44	77
New Jersey	4	5.83	67	4	6.25	69	4	6.40	69
New York	5	4.20	58	5	4.42	61	6	4.52	61
All other states	61	1.56	65	61	1.85	68	61	1.97	68
Product type:
Alt-A	4	8.03	78	5	9.23	83	5	9.70	84
Subprime	*	15.76	89	*	16.93	95	*	17.42	95
Vintages:
2005	3	6.30	73	4	7.26	78	4	7.51	79
2006	3	9.81	87	3	11.26	92	4	11.60	93
2007	4	10.91	89	5	12.18	94	5	12.48	95
2008	3	6.22	73	3	6.69	77	3	6.78	78
All other vintages	87	0.89	61	85	1.02	63	84	1.07	63
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	5	11.19	119	7	12.22	122	8	12.84	123
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	9.34	98	1	10.90	103	1	11.37	104
__________

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.
Loan Workout Metrics
Table 34 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed.

Table 34: Statistics on Single-Family Loan Workouts

	For the Nine Months Ended September 30,
	2014		2013
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$16,425	96,915	$21,822	120,848
Repayment plans and forbearances completed(1)	752	5,607	1,331	10,128
Total home retention strategies	17,177	102,522	23,153	130,976
Foreclosure alternatives:
Short sales	3,866	18,691	7,860	37,247
Deeds-in-lieu of foreclosure	1,414	8,944	1,917	11,681
Total foreclosure alternatives	5,280	27,635	9,777	48,928
Total loan workouts	$22,457	130,157	$32,930	179,904
Loan workouts as a percentage of single-family guaranty book of business(2)	1.05%	0.99%	1.53%	1.36%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.
The volume of home retention solutions completed in the first nine months of 2014 decreased compared with the first nine months of 2013, primarily due to a decline in the number of delinquent loans in the first nine months of 2014, compared with the first nine months of 2013.
During the first nine months of 2014, we initiated approximately 95,500 first time trial modifications, including Home Affordable Modification Program (“HAMPSM”) and non-HAMP modifications, compared with approximately 127,000 first time trial modifications during the first nine months of 2013. We also initiated other types of workouts, such as repayment plans and forbearances.
We continue to work with our servicers to implement our home retention and foreclosure prevention initiatives. Our approach to workouts continues to focus on the large number of borrowers facing financial hardships. Accordingly, the vast majority of loan modifications we have completed since 2009 have been concentrated on deferring or lowering the borrowers’ monthly mortgage payments to allow borrowers to work through their hardships. Approximately 56% of our performing loan modifications include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these modifications with pending interest rate resets, including HAMP modifications, will begin to experience interest rate increases in late 2014 through 2015. These interest rate increases could adversely affect the performance of these modifications.
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
Table 35: Single-Family Foreclosed Properties

	For the Nine Months
	Ended September 30,
	2014	2013
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	103,229	105,666
Acquisitions by geographic area:(2)
Midwest	20,669	30,996
Northeast	11,438	9,825
Southeast	37,956	44,011
Southwest	10,880	14,718
West	10,429	12,626
Total properties acquired through foreclosure(1)	91,372	112,176
Dispositions of REO	(102,215)	(116,901)
End of period inventory of single-family foreclosed properties (REO)(1)	92,386	100,941
Carrying value of single-family foreclosed properties (dollars in millions)(3)	$10,209	$10,036
Single-family foreclosure rate(4)	0.70%	0.85%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 10 to “Table 30: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans, as well as lengthy foreclosure timelines in a number of states, have resulted in a reduction in the number of REO acquisitions and fewer REO dispositions in the first nine months of 2014 as compared with the first nine months of 2013.
We continue to manage our REO inventory to minimize costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. Additionally, before we market our foreclosed properties, we may choose to repair them in order to maximize the sales price and increase the likelihood that an owner occupant will purchase. The percent of properties we repair prior to marketing has increased as a result of market demand and our continued focus on stabilizing neighborhoods and increasing opportunities for owner occupants to purchase.
Table 36 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.

Table 36: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	September 30, 2014	December 31, 2013
Available-for-sale	28%	33%
Offer accepted(1)	17	14
Appraisal stage(2)	13	17
Unable to market:
Occupied status(3)	11	10
Redemption status(4)	7	9
Properties being repaired	15	9
Rental property(5)	2	3
Other	7	5
Total unable to market	42	36
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are still occupied, and for which the eviction process is not yet complete.

(4)	Properties that are within the period during which state laws allow the former mortgagor and second lien holders to redeem the property.

(5)	Properties with a tenant living in the home under our tenant in place or deed for lease programs.
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
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 93% of our multifamily guaranty book of business as of September 30, 2014 and December 31, 2013.
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
Table 37: Multifamily Lender Risk-Sharing

	As of
	September 30, 2014	December 31, 2013
Lender risk-sharing:
DUS	83%	80%
Non-DUS negotiated	4	5
No recourse to the lender	13	15
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
Table 38 displays original LTV ratios and DSCR values for our multifamily guaranty book of business as of the dates indicated.
Table 38: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	September 30, 2014	December 31, 2013	September 30, 2013
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	3	3	4
Original DSCR less than or equal to 1.10	8	7	7
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan: at the loan, property, and portfolio levels. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 3% as of September 30, 2014 and 4% as of December 31, 2013. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses at a low level relative to our multifamily guaranty book of business.
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
Table 39: Multifamily Concentration Analysis

	As of
	September 30, 2014		December 31, 2013		September 30, 2013
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate

DUS small balance loans(1)	8%	0.14%	8%	0.24%	8%	0.29%
DUS non small balance loans(2)	83	0.07	82	0.06	79	0.15
Non-DUS small balance loans(1)	4	0.43	5	0.50	6	0.63
Non-DUS non small balance loans(2)	5	0.06	5	0.17	7	0.13
Total multifamily loans	100%	0.09%	100%	0.10%	100%	0.18%
________

(1)	Loans with original unpaid principal balances of up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(2)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.
The multifamily serious delinquency rate decreased from 0.10% as of December 31, 2013 to 0.09% as of September 30, 2014. The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, that were not acquired through our DUS program, continue to represent a larger share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur and represent a small portion of our book.
REO Management
Foreclosure and REO activity affect the level of our credit losses. Table 40 displays our held for sale multifamily REO activity for the periods indicated.
Table 40: Multifamily Foreclosed Properties

	For the Nine
	Months Ended
	September 30,
	2014	2013
Multifamily foreclosed properties held for sale (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	118	128
Total properties acquired through foreclosure	38	79
Transfers (from) to held for sale(1)	(1)	43
Dispositions of REO	(63)	(92)
End of period inventory of multifamily foreclosed properties (REO)	92	158
Carrying value of multifamily foreclosed properties (dollars in millions)	$430	$707
________

(1)	Represents the transfer of properties between held for use and held for sale. Held for use properties are reported in our condensed consolidated balance sheets as a component of “Other assets.”
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 47% of our single-family guaranty book of business as of September 30, 2014, compared with approximately 49% as of December 31, 2013. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 18% of our single-family guaranty book of business as of September 30, 2014, compared with approximately 19% as of December 31, 2013. As of September 30, 2014 and December 31, 2013, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
We have seen an increasing shift in our servicing book from depository financial institution servicers to non-depository servicers. As of September 30, 2014, 13% of our total single-family guaranty book of business, including 32% of our delinquent single-family loans, were serviced by our three largest non-depository servicers, compared with 12% of our total single-family guaranty book of business, including 31% of our delinquent single-family loans, as of September 30, 2013. These three servicers’ growth is due to acquisitions from both depository and other non-depository servicers. The shift from depository to non-depository servicers poses additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. As with any party experiencing such growth, there is increased operational risk, which could negatively impact their ability to effectively manage their servicing portfolios. In addition, regulatory bodies such as the Consumer Financial Protection Bureau and/or New York State Department of Financial Services have been reviewing the activities of our three largest non-depository servicers.
Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 66% of our multifamily guaranty book of business as of September 30, 2014, compared with approximately 65% as of December 31, 2013. Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of September 30, 2014 and December 31, 2013.
We are acquiring a greater portion of our business volume directly from non-depository and smaller depository financial institutions, which may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. In addition, although a number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders, our business with our mortgage sellers remains concentrated. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting or eligibility breach. See “Risk Factors” in our 2013 Form 10-K for more information on the impact to our business due to changes in the mortgage industry.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 33% of our single-family business acquisition volume in the first nine months of 2014, compared with approximately 43% in the first nine months of 2013. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 13% of our single-family business acquisition volume in the first nine months of 2014, compared with approximately 20% in the first nine months of 2013.
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
Total outstanding repurchase requests as of September 30, 2014 were $1.0 billion, compared with $1.5 billion as of December 31, 2013. The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which is substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage.
Table 41 displays our risk in force for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties as of September 30, 2014 and December 31, 2013. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of September 30, 2014 and December 31, 2013.
Table 41: Mortgage Insurance Coverage

	Risk in Force(1)				Insurance in Force(2)
				As of				As of
	As of September 30, 2014			December 31,	As of September 30, 2014			December 31,
	Primary	Pool	Total	2013	Primary	Pool	Total	2013
	(Dollars in millions)
Counterparty:(3)
United Guaranty Residential Insurance Co.	$24,228	$40	$24,268	$22,096	$94,050	$192	$94,242	$86,936
Radian Guaranty, Inc.	23,640	110	23,750	22,435	93,396	531	93,927	89,644
Mortgage Guaranty Insurance Corp.	21,456	259	21,715	21,000	83,234	1,049	84,283	82,823
Genworth Mortgage Insurance Corp.	15,141	22	15,163	14,602	60,220	50	60,270	58,475
PMI Mortgage Insurance Co.(4)	6,142	33	6,175	7,123	24,615	219	24,834	29,034
Essent Guaranty, Inc.	5,985	37	6,022	4,394	23,815	1,483	25,298	17,748
Republic Mortgage Insurance Co.(4)	4,871	178	5,049	5,801	19,077	1,559	20,636	23,970
Arch Mortgage Insurance Co.(5)	2,974	—	2,974	2,868	11,976	—	11,976	11,825
Triad Guaranty Insurance Corp.(4)	1,486	164	1,650	1,908	5,515	690	6,205	7,523
National Mortgage Insurance Corp.	215	93	308	109	902	4,789	5,691	5,142
Others	184	—	184	180	1,063	—	1,063	1,032
Total	$106,322	$936	$107,258	$102,516	$417,863	$10,562	$428,425	$414,152
Total as a percentage of single-family guaranty book of business			4%	4%			15%	14%
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

On June 24, 2014, we announced the implementation of new mortgage insurance master primary policies. Loans delivered to us with application dates on or after October 1, 2014 that require primary mortgage insurance must be insured under one of the new policies. These policies provide the terms of coverage under which loans having LTV ratios greater than 80% are insured. Also, these new master policies provide specific timelines for mortgage insurers to review and pay claims, and also include terms for when mortgage insurers must sunset certain rescission rights. Finalization of these new policies will help us meet one of our 2014 conservatorship scorecard goals.
On July 10, 2014, FHFA posted for public input proposed revisions by Fannie Mae and Freddie Mac to their eligibility standards for approved private mortgage insurers. The proposed standards include enhanced financial requirements, including risk-based and minimum asset standards and are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. The proposed standards also set forth enhanced operational performance expectations and define remedial actions that may be imposed should an approved mortgage insurer fail to comply with the revised requirements. In addition, Fannie Mae and Freddie Mac have established a framework and timelines for existing approved mortgage insurers to come into compliance with the new standards while they continue to insure new business eligible for delivery to us. FHFA, along with Fannie Mae and Freddie Mac, are currently reviewing the public input provided on the proposed revisions to the eligibility standards for approved private mortgage insurers.
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
PMI Mortgage Insurance Co. (“PMI”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Corporation (“Triad”) are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. These three mortgage insurers provided a combined $12.9 billion, or 12%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2014.
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

The following table displays the amount by which our estimated benefit from mortgage insurance as of September 30, 2014 and December 31, 2013 reduced our total loss reserves as of those dates.
Table 42: Estimated Mortgage Insurance Benefit

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Contractual mortgage insurance benefit	$4,491	$6,751
Less: Collectibility adjustment(1)	286	431
Estimated benefit included in total loss reserves	$4,205	$6,320
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.5 billion as of September 30, 2014 and $2.1 billion as of December 31, 2013 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $296 million as of September 30, 2014 and $402 million as of December 31, 2013 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $745 million as of September 30, 2014 and $655 million as of December 31, 2013 in “Other assets” in our condensed consolidated balance sheets. The valuation allowance reduces our claim receivable to the amount that we consider probable of collection.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 43 displays the total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio as of September 30, 2014 and December 31, 2013.
Table 43: Unpaid Principal Balance of Financial Guarantees

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Alt-A private-label securities	$345	$511
Subprime private-label securities	840	868
Mortgage revenue bonds	3,381	3,911
Other mortgage-related securities	244	264
Total	$4,810	$5,554
With the exception of Ambac Assurance Corporation (“Ambac”), which is operating under a deferred payment obligation, none of our remaining non-governmental financial guarantor counterparties have failed to repay us for claims under guaranty contracts. Effective July 21, 2014, the terms of Ambac’s order regarding its deferred payment arrangements changed to increase its cash payments on policyholder claims from 25% to 45% and to provide for payment of sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 45%. Based on the stressed financial condition of many of these counterparties, we are expecting full cash payment from half of the non-governmental financial guarantors, and we are uncertain of the level of payments we will ultimately receive from the remaining counterparties. Ambac provided coverage on $2.2 billion, or 46%, of our total non-governmental financial guarantees as of September 30, 2014. When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees from those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary impairments.

We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $20.0 billion as of September 30, 2014 and $22.5 billion as of December 31, 2013.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $8.8 billion as of September 30, 2014, compared with $10.7 billion as of December 31, 2013. As of September 30, 2014, 48% of our maximum potential loss recovery on single-family loans was from three lenders, compared with 52% as of December 31, 2013. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $40.4 billion as of September 30, 2014, compared with $39.4 billion as of December 31, 2013. As of September 30, 2014 and December 31, 2013, 32% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 47% as of September 30, 2014, compared with 55% as of December 31, 2013. The recourse obligations from lender counterparties rated below investment grade was 24% as of September 30, 2014, compared with 21% as of December 31, 2013. The percentage of remaining recourse obligations from lender counterparties that were not rated by rating agencies was 29% as of September 30, 2014, compared with 24% as of December 31, 2013. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted above in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which consists of lenders that range from large depositories to independent non-bank financial institutions. As of September 30, 2014, approximately 36% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 37% as of December 31, 2013. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $35.2 billion in deposits for single-family payments were received and held by 273 institutions during the month of September 2014 and a total of $34.6 billion in deposits for single-family payments were received and held by 284 institutions during the month of December 2013. Of these total deposits, 94% as of September 30, 2014 and December 31, 2013, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 85% of these deposits as of September 30, 2014, compared with 86% as of December 31, 2013.
If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of September 2014, approximately $2.1 billion, or 6%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $1.7 billion, or 5%, during the month of December 2013. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.

Issuers of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of September 30, 2014, we held $2.0 billion in short-term unsecured deposits with two financial institutions that had short-term credit ratings of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities, compared with $1.0 billion at one such institution as of December 31, 2013. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
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
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Table 44 below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position as of September 30, 2014 and December 31, 2013.

Table 44: Credit Loss Exposure of Risk Management Derivative Instruments

	As of September 30, 2014
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	OTC-cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$18	$601	$—	$619	$4	$25	$648
Less: Collateral held(6)	12	601	—	613	1	—	614
Exposure net of collateral	$6	$—	$—	$6	$3	$25	$34
Additional information:
Notional amount	$26,465	$269,803	$36,130	$332,398	$148,742	$96	$481,236
Number of counterparties(7)	4	10	2	16

	As of December 31, 2013
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	OTC-cleared(3)	Other(4)	Total
	(Dollars in millions)
Credit loss exposure(5)	$79	$1,008	$—	$1,087	$1,475	$28	$2,590
Less: Collateral held(6)	66	972	—	1,038	1,382	—	2,420
Exposure net of collateral	$13	$36	$—	$49	$93	$28	$170
Additional information:
Notional amount	$25,005	$338,905	$78,799	$442,709	$109,740	$281	$552,730
Number of counterparties(7)	4	10	2	16
__________

(1)
We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P rating for any ratings based on Moody’s scale.

(2)
We had credit loss exposure to five counterparties with a notional balance of $108.6 billion as of September 30, 2014 and seven counterparties with a notional balance of $227.7 billion as of December 31, 2013.

(3)	Represents derivative transactions accepted for clearing by a derivatives clearing organization.

(4)	Includes mortgage insurance contracts and swap credit enhancements accounted for as derivatives.

(5)
Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. For our risk management derivatives transactions, we net derivative gains and losses with the same counterparty where a legal right of offset exists under enforceable master netting arrangements. Credit loss exposure for OTC-cleared derivative transactions as of December 31, 2013 does not reflect netting of derivative assets and liabilities where we have enforceable master netting arrangements. This table excludes mortgage commitments accounted for as derivatives.

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
OTC derivative transactions with our ten largest counterparties accounted for approximately 63% of our total outstanding notional amount of our total derivative transactions as of September 30, 2014, with each of these counterparties accounting for between approximately 3% and 12% of that total outstanding notional amount. OTC derivative transactions with our ten largest counterparties accounted for approximately 74% of our total outstanding notional amount of our total derivative transactions as of December 31, 2013, with each of these counterparties accounting for between approximately 3% and 14% of that total outstanding notional amount.
See “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements” for additional information on our derivative contracts as of September 30, 2014 and December 31, 2013.

Other
We filed claims as a creditor in the bankruptcy case of Lehman Brothers, which filed for bankruptcy in September 2008. In January 2014, we resolved our outstanding unsecured bankruptcy claims against Lehman Brothers for an allowed amount of $2.15 billion. As of October 2, 2014, we have received distributions totaling $634 million pursuant to the Lehman Brothers plan of reorganization, representing approximately 29% of the allowed amount. We may receive additional distributions in the future, but under the terms of the Lehman Brothers plan of reorganization, we expect that the total amount we will receive will constitute only a portion of the $2.15 billion allowed amount.
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
Results of Interest Rate Sensitivity Measures
Table 45 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. In addition, Table 45 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended September 30, 2014 and 2013.

Table 45: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	September 30, 2014(2)	December 31, 2013(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.2	$0.1
-50 basis points	0.0	0.0
+50 basis points	0.0	(0.1)
+100 basis points	0.0	(0.5)
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	0.0	0.0

	For the Three Months Ended September 30, 2014(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.0	$0.0	$0.1
Minimum	(0.4)	0.0	0.0
Maximum	0.3	0.1	0.1
Standard deviation	0.2	0.0	0.0

	For the Three Months Ended September 30, 2013(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.2)	$0.0	$0.2
Minimum	(0.9)	0.0	0.1
Maximum	0.8	0.1	0.4
Standard deviation	0.3	0.0	0.1
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. The average duration gap was zero months for the three months ended September 30, 2014, which is consistent with the average duration gap for the three months ended September 30, 2013. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, convexity risk was the primary driver of the market value sensitivity of our net portfolio in those periods.
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

Table 46: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of
	September 30, 2014	December 31, 2013
	(Dollars in billions)
Before Derivatives	$(1.5)	$(0.3)
After Derivatives	0.0	(0.1)
Effect of Derivatives	1.5	0.1
__________

(1)	Measured on the last day of each period presented.
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
In “MD&A—Risk Management—Market Risk Management, including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2013 Form 10-K, we provided additional interest rate sensitivities, including separate disclosure of the potential impact on the fair value of our trading assets and our other financial instruments. As of September 30, 2014, these sensitivities were relatively unchanged compared with December 31, 2013. See “Note 16, Fair Value” for the fair value of our trading financial instruments and our other financial instruments as of September 30, 2014 and December 31, 2013.
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

•
Our expectation that our earnings will be affected by a number of factors, including changes in interest rates, changes in home prices, our guaranty fee rates, the volume of single-family mortgage originations in the future, the size, composition and quality of our retained mortgage portfolio and guaranty book of business, and economic and housing market conditions; and our expectation that some of these factors, such as changes in interest rates or home prices, could result in significant variability in our earnings from quarter to quarter or year to year;

•
Our expectation of volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings;

•	Our expectation that in December 2014 we will pay Treasury a senior preferred stock dividend of $4.0 billion for the fourth quarter of 2014;

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

•	Our expectation that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime;

•	Our belief that our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design;

•	Our expectation that guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will continue to account for an increasing portion of our revenues;

•
Our expectation that our guaranty fee revenues will increase over the long term, as loans with lower guaranty fees liquidate from our book of business and are replaced with new loans with higher guaranty fees;

•	Our expectation that continued decreases in the size of our retained mortgage portfolio will continue to negatively impact our net interest income and revenues;

•
Our expectation that increases in our guaranty fee revenues will at least partially offset the negative impact of the decline in our retained mortgage portfolio, and that the extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio, including the pace at which we are required by our conservator to reduce the size of our portfolio and the types of assets we are required to sell; economic and housing market conditions, including changes in interest rates; our market share; and legislative and regulatory changes;

•	Our expectation that refinancings will constitute a smaller portion of our single-family business volume in 2014 than in 2013;

•	Our expectation that we will acquire a higher proportion of loans with higher LTV ratios in 2014 than in 2013;

•	Our expectation that mortgage originations in 2014 will be lower overall than in 2013;

•
Our expectation that our single-family acquisition volumes this year will continue to remain lower than prior year volumes, and that liquidations of loans from our single-family guaranty book of business will also remain lower;

•
Our expectation that these lower volumes will not have a material adverse effect on the size of our single-family guaranty book of business or on our single-family guaranty fee revenues in the near term;

•	Our expectation that approximately 264,000 new multifamily units will be completed this year;

•
Our expectation that multifamily fundamentals could be impacted by the supply of new multifamily units in certain localized areas, producing a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas during the remainder of 2014 and into early 2015;

•
Our expectation that, despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties;

•	Our expectation that single-family mortgage loan serious delinquency and severity rates will continue their downward trend, but at a slower pace than in recent years;

•
Our expectation that single-family serious delinquency and severity rates will remain high compared with pre-housing crisis levels because it will take some time for the remaining delinquent high mark-to-market LTV ratio loans originated prior to 2009 to work their way through the foreclosure process;

•
Our forecast that total originations in the U.S. single-family mortgage market in 2014 will decrease from 2013 levels by approximately 41%, from an estimated $1.87 trillion in 2013 to $1.10 trillion in 2014;

•	Our forecast that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $1.12 trillion in 2013 to $425.6 billion in 2014;

•
Our forecast that the amount of total single-family mortgage debt outstanding will remain relatively flat in 2014, ending the year at an estimated $9.91 trillion as of December 31, 2014, compared with $9.89 trillion as of December 31, 2013;

•	Our expectation that home prices on a national basis will be relatively flat in the fourth quarter of 2014;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•
Our expectation that our credit losses in 2014 and 2015 will be higher than in 2013 because: (1) the amounts we recognized in 2013 pursuant to a number of repurchase and compensatory fee resolution agreements reduced our 2013 credit losses from what they otherwise would have been; and (2) we expect our approach to implementing the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02 in 2015 will increase our credit losses for 2015 from what they otherwise would be;

•	Our expectation that our credit losses will resume their downward trend beginning in 2016;

•	Our expectation that the overall decline in our loss reserves in 2014 will be lower than the decline in 2013;

•
Our expectation that our approach to charging off the population of loans subject to FHFA’s Advisory Bulletin AB 2012-02 in the first quarter of 2015 will contribute to a decline in our loss reserves during the period, as the corresponding allowance is removed on the loans that are subject to charge off;

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

•
Our belief that the development of a single common security would likely reduce, and could eliminate, the trading advantage Fannie Mae mortgage-backed securities have over Freddie Mac mortgage-backed securities, and that, if this occurs, it would negatively impact our ability to compete for mortgage assets in the secondary market, and therefore could adversely affect our results of operations;

•	Our expectation that it will be several years before CSS will have sufficient operational capabilities to serve its intended purpose as a common securitization platform for us and Freddie Mac;

•	Our plan to reduce our mortgage portfolio to no more than $422.7 billion as of December 31, 2014;

•
Our expectation that, under our approach to adopting the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02 in the first quarter of 2015, for the vast majority of our delinquent single-family loans, we will continue to charge off the loan at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale) and that, for a small subset of delinquent loans deemed to be uncollectible prior to foreclosure by our historical data, we will classify them as “loss” and charge off the portion of the loan classified as “loss” prior to the date of foreclosure or other liquidation event, which given our current credit analytics and historical data, will be when the loans are excessively delinquent and the outstanding loan balance exceeds the fair value of the underlying property;

•
Our expectation that, under our approach to adopting the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02 in the first quarter of 2015, our allowance for loan losses on the charged-off loans will be eliminated and the corresponding recorded investment in the loans will be reduced by the amounts that are charged off;

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

•	Our expectation that we will not eliminate our deficit of core capital over statutory minimum capital;

•	Our expectation that, in the fourth quarter of 2014, we will make revisions to certain life-of-loan exclusions currently included in our representation and warranty framework;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not be as high as the September 30, 2014 serious delinquency rates of loans in our legacy book of business;

•	Our expectation that the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices;

•
Our expectation that loans we acquire under Refi Plus and HARP will perform better than the loans they replace because they should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate);

•
Our expectation that the volume of refinancings under HARP will continue to decline, due to the increase in interest rates since the first half of 2013 and a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing;

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

•	Our expectation that the recent trend of a slower pace of declines in our single-family serious delinquency rates will continue;

•	Our expectation that the number of our single-family loans in our book of business that are seriously delinquent will remain above pre-2008 levels for years;

•
Our expectation that, as a result of allowing lenders to remit payments equal to our losses on loans after we have disposed of the related REO, our actual cash receipts relating to our outstanding repurchase requests will be significantly lower than the unpaid principal balance of the loans;

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
Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment; challenges we face in retaining and hiring qualified employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, as our conservator or as our regulator; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; impairments of our assets; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve; changes in the structure and regulation of the financial services industry; credit availability; global political risks; natural disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and those factors described in “Risk Factors” in this report and in our 2013 Form 10-K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations” in this report.
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

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$16,329	$19,228
Restricted cash (includes $24,106 and $23,982, respectively, related to consolidated trusts)	28,518	28,995
Federal funds sold and securities purchased under agreements to resell or similar arrangements	29,450	38,975
Investments in securities:
Trading, at fair value	30,844	30,768
Available-for-sale, at fair value (includes $699 and $998, respectively, related to consolidated trusts)	32,099	38,171
Total investments in securities	62,943	68,939
Mortgage loans:
Loans held for sale, at lower of cost or fair value	368	380
Loans held for investment, at amortized cost:
Of Fannie Mae	278,961	300,159
Of consolidated trusts (includes $15,262 and $14,268, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $0 and $442, respectively)	2,767,805	2,769,547
Total loans held for investment	3,046,766	3,069,706
Allowance for loan losses	(36,931)	(43,846)
Total loans held for investment, net of allowance	3,009,835	3,025,860
Total mortgage loans	3,010,203	3,026,240
Accrued interest receivable, net (includes $7,506 and $7,271, respectively, related to consolidated trusts)	8,566	8,319
Acquired property, net	11,339	11,621
Deferred tax assets, net	42,757	47,560
Other assets (includes cash pledged as collateral of $1,677 and $1,590, respectively)	20,211	20,231
Total assets	$3,230,316	$3,270,108
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,215 and $8,276, respectively, related to consolidated trusts)	$10,492	$10,553
Debt:
Of Fannie Mae (includes $5,204 and $1,308, respectively, at fair value)	474,952	529,434
Of consolidated trusts (includes $16,598 and $14,976, respectively, at fair value)	2,726,528	2,705,089
Other liabilities (includes $466 and $488, respectively, related to consolidated trusts)	11,945	15,441
Total liabilities	3,223,917	3,260,517
Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,082,750 and 1,158,080,657 shares outstanding, respectively	687	687
Accumulated deficit	(124,931)	(121,227)
Accumulated other comprehensive income	1,715	1,203
Treasury stock, at cost, 150,679,953 and 150,682,046 shares, respectively	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	6,349	9,541
Noncontrolling interest	50	50
Total equity (See Note 1: Impact of U.S. Government Support for information on our dividend obligation to Treasury)	6,399	9,591
Total liabilities and equity	$3,230,316	$3,270,108
See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest income:
Trading securities	$151	$185	$421	$633
Available-for-sale securities	395	546	1,249	1,870
Mortgage loans (includes $25,217 and $25,351, respectively, for the three months ended and $76,704 and $75,592, respectively, for the nine months ended related to consolidated trusts)	27,779	28,299	84,532	85,579
Other	29	37	77	143
Total interest income	28,354	29,067	86,279	88,225
Interest expense:
Short-term debt	26	29	67	109
Long-term debt (includes $21,094 and $20,905, respectively, for the three months ended and $64,862 and $62,785, respectively, for the nine months ended related to consolidated trusts)	23,144	23,456	71,386	70,563
Total interest expense	23,170	23,485	71,453	70,672
Net interest income	5,184	5,582	14,826	17,553
Benefit for credit losses	1,085	2,609	3,498	8,949
Net interest income after benefit for credit losses	6,269	8,191	18,324	26,502
Investment gains, net	177	648	829	1,056
Net other-than-temporary impairments	(6)	(27)	(80)	(42)
Fair value (losses) gains, net	(207)	335	(2,331)	1,998
Debt extinguishment gains, net	11	92	49	96
Fee and other income	826	741	5,564	1,794
Non-interest income	801	1,789	4,031	4,902
Administrative expenses:
Salaries and employee benefits	337	307	981	928
Professional services	263	236	780	678
Occupancy expenses	47	48	144	141
Other administrative expenses	59	55	170	166
Total administrative expenses	706	646	2,075	1,913
Foreclosed property expense (income)	249	(1,165)	(227)	(1,757)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	351	276	1,008	695
Other expenses, net	72	124	479	260
Total expenses (income)	1,378	(119)	3,335	1,111
Income before federal income taxes	5,692	10,099	19,020	30,293
(Provision) benefit for federal income taxes	(1,787)	(1,355)	(6,123)	47,231
Net income	3,905	8,744	12,897	77,524
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	63	(133)	480	532
Other	32	(1)	32	154
Total other comprehensive income (loss)	95	(134)	512	686
Total comprehensive income	4,000	8,610	13,409	78,210
Less: Comprehensive income attributable to noncontrolling interest	—	(7)	(1)	(18)
Total comprehensive income attributable to Fannie Mae	$4,000	$8,603	$13,408	$78,192
Net income	$3,905	$8,744	$12,897	$77,524
Less: Net income attributable to noncontrolling interest	—	(7)	(1)	(18)
Net income attributable to Fannie Mae	3,905	8,737	12,896	77,506
Dividends distributed or available for distribution to senior preferred stockholder (Note 11)	(3,999)	(8,617)	(13,403)	(78,228)
Net (loss) income attributable to common stockholders (Note 11)	$(94)	$120	$(507)	$(722)
(Loss) earnings per share: basic and diluted	$(0.02)	$0.02	$(0.09)	$(0.13)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,762	5,893	5,762	5,762

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$960	$11,518
Cash flows provided by investing activities:
Purchases of trading securities held for investment	—	(5,855)
Proceeds from maturities and paydowns of trading securities held for investment	1,046	2,036
Proceeds from sales of trading securities held for investment	1,241	11,118
Proceeds from maturities and paydowns of available-for-sale securities	4,505	8,265
Proceeds from sales of available-for-sale securities	2,461	14,312
Purchases of loans held for investment	(93,029)	(161,737)
Proceeds from repayments and sales of loans acquired as held for investment of Fannie Mae	19,765	38,427
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	281,787	532,411
Net change in restricted cash	477	36,394
Advances to lenders	(71,268)	(114,584)
Proceeds from disposition of acquired property and preforeclosure sales	19,533	29,688
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	9,525	(7,800)
Other, net	(178)	619
Net cash provided by investing activities	175,865	383,294
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	284,266	326,036
Payments to redeem debt of Fannie Mae	(339,528)	(377,514)
Proceeds from issuance of debt of consolidated trusts	188,719	339,687
Payments to redeem debt of consolidated trusts	(296,612)	(599,519)
Payments of cash dividends on senior preferred stock to Treasury	(16,594)	(73,835)
Other, net	25	—
Net cash used in financing activities	(179,724)	(385,145)
Net (decrease) increase in cash and cash equivalents	(2,899)	9,667
Cash and cash equivalents at beginning of period	19,228	21,117
Cash and cash equivalents at end of period	$16,329	$30,784
Cash paid during the period for:
Interest	$81,947	$82,086
Income taxes	2,475	1,876

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
Conservatorship
On September 7, 2008, the Secretary of the Treasury and the Director of FHFA announced several actions taken by Treasury and FHFA regarding Fannie Mae, which included: (1) placing us in conservatorship, and (2) the execution of a senior preferred stock purchase agreement by our conservator, on our behalf, and Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock.
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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2014. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of September 30, 2014. As of September 30, 2014, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Based on the terms of the senior preferred stock, we paid Treasury a dividend of $3.7 billion on September 30, 2014 based on our net worth as of June 30, 2014, and we expect to pay Treasury an additional dividend of $4.0 billion by December 31, 2014.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the nine months ended September 30, 2014 may not necessarily be indicative of the results for the year ending December 31, 2014. The unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2014 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), filed with the SEC on February 21, 2014.
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA, and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $139.7 billion as of September 30, 2014 and $137.3 billion as of December 31, 2013.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2014, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of Fannie Mae and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties.
Our administrative expenses were reduced by $18 million and $23 million for the three months ended September 30, 2014 and 2013, respectively, and $55 million and $73 million for the nine months ended September 30, 2014 and 2013, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three months ended September 30, 2014, we did not make any tax payments to the Internal Revenue Service, a bureau of Treasury. We made tax payments of $2.5 billion for the nine months ended September 30, 2014. We made tax payments of $860 million and $1.9 billion during the three and nine months ended September 30, 2013, respectively.
Under the temporary credit and liquidity facilities (“TCLF”) program, we had $450 million and $821 million outstanding, which includes principal and interest, of standby credit and liquidity support as of September 30, 2014 and December 31, 2013, respectively. Under the new issue bond (“NIB”) program, we had $4.3 billion and $4.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of September 30, 2014 and December 31, 2013, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

any losses of unpaid interest under the two programs. As of September 30, 2014, there had been no losses of principal or interest under the TCLF program or the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $351 million and $276 million in TCCA fees during the three months ended September 30, 2014 and 2013, respectively, and $1.0 billion and $695 million for the nine months ended September 30, 2014 and 2013, respectively, of which $351 million had not been remitted to Treasury as of September 30, 2014. During the three months ended September 30, 2014, we remitted TCCA-related guaranty fees of $335 million to Treasury for our obligations as of June 30, 2014.
As of September 30, 2014 and December 31, 2013, we held Freddie Mac mortgage-related securities with a fair value of $7.3 billion and $8.7 billion, respectively. We recognized interest income on these securities held by us of $68 million and $91 million for the three months ended September 30, 2014 and 2013, respectively, and $219 million and $303 million for the nine months ended September 30, 2014 and 2013, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
The Housing and Economic Recovery Act of 2008 authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $26 million and $28 million for the three months ended September 30, 2014 and 2013, respectively, and $80 million and $83 million for the nine months ended September 30, 2014 and 2013, respectively.
In October 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company formed to design, develop, build and ultimately operate a common securitization platform. On November 3, 2014, Fannie Mae and Freddie Mac executed three agreements pertaining to CSS. These agreements provide further details regarding the rights, obligations and understandings between us, Freddie Mac and CSS. No other transactions outside of normal business activities occurred between us and Freddie Mac during the nine months ended September 30, 2014 or 2013.
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
We continually monitor prepayment, delinquency, modification, default and loss severity trends and periodically make changes in our historically developed assumptions to better reflect present conditions of loan performance. In the three months ended September 30, 2014, we updated the model and the assumptions used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses. In addition to incorporating recent loan performance, this update better captures regional variations in expected future cash flows, particularly with respect to expectations of future home prices. This update resulted in a decrease to our allowance for loan losses as of September 30, 2014 and an incremental benefit for credit losses of approximately $600 million for the three months ended September 30, 2014.
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. During the nine months ended September 30, 2014, we recognized $4.8 billion in “Fee and other income” in our condensed consolidated statement of operations and comprehensive income resulting from settlement agreements resolving certain lawsuits relating to private-label securities sold to us.

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
Adoption of New Accounting Guidance
In January 2014, the FASB issued guidance clarifying when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan in order to reduce diversity in practice for when a creditor derecognizes the loan receivable and recognizes the real estate property. The guidance also requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new guidance is effective for us on January 1, 2015. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued their final standard on revenue from contracts with customers. The standard outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance in an effort to remove inconsistencies in revenue recognition standards, improve comparability across entities, provide enhanced disclosures related to revenue recognition and to converge with the jointly issued International Financial Reporting Standards revenue recognition guidance. The following contracts with customers are excluded from the scope of the new standard and will continue to be accounted for under existing guidance: leases, insurance, financial instruments (e.g., receivables, investments, liabilities, debt and derivatives) and guarantees. The new guidance is effective for us on January 1, 2017. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
In June 2014, the FASB issued guidance to amend the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. The guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings. In addition, the guidance removes the requirement to determine whether a repurchase financing and the initial transfer of a financial asset are linked for purposes of assessing whether sale accounting is appropriate. Under the amended guidance, repurchase financing transactions will be evaluated in the same manner as other repurchase transactions. The guidance also requires additional disclosures on transfers accounted for as sales transactions and collateral pledged in repurchase agreements accounted for as secured borrowings. The new guidance is effective on January 1, 2015, except for disclosures related to repurchase transactions accounted for as secured borrowings, which are effective April 1, 2015. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
In August 2014, the FASB issued guidance on the classification of certain government guaranteed mortgage loans upon foreclosure. The guidance requires that a government guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance is effective for us on January 1, 2015. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. Examples of certain events that may change whether or not we consolidate the VIE include a change in the design of the entity or a change in our ownership in the entity such that we no longer hold substantially all of the certificates issued by a multi-class securitization trust. As of September 30, 2014, we consolidated certain VIEs that were not consolidated as of December 31, 2013. As a result of consolidating these entities, which had combined total assets of $439 million in unpaid principal balance as of September 30, 2014, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value. As of September 30, 2014, we also deconsolidated certain VIEs that were consolidated as of December 31, 2013. As a result of deconsolidating these entities, which had combined total assets of $316 million in unpaid principal balance as of December 31, 2013, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage-backed trusts as of September 30, 2014 and December 31, 2013, as well as our maximum exposure to loss and the total assets of these unconsolidated mortgage-backed trusts.

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae securities	$5,310	$5,660
Non-Fannie Mae securities	7,590	8,559
Total trading securities	12,900	14,219
Available-for-sale securities:
Fannie Mae securities	5,057	5,866
Non-Fannie Mae securities	23,795	27,441
Total available-for-sale securities	28,852	33,307
Other assets	117	119
Other liabilities	(1,526)	(1,668)
Net carrying amount	$40,343	$45,977
Maximum exposure to loss(1)	$47,456	$54,148
Total assets of unconsolidated mortgage-backed trusts	$256,715	$313,202
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

The total assets of our unconsolidated limited partnership investments were $6.0 billion and $6.8 billion as of September 30, 2014 and December 31, 2013, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended September 30, 2014 and 2013, the unpaid principal balance of portfolio securitizations was $44.2 billion and $52.2 billion, respectively. For the nine months ended September 30, 2014 and 2013, the unpaid principal balance of portfolio securitizations was $113.1 billion and $184.0 billion, respectively.
The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts as of September 30, 2014 and December 31, 2013.

	Fannie Mae Single-class MBS & Fannie Megas		REMICS & SMBS(1)
	(Dollars in millions)
As of September 30, 2014
Unpaid principal balance	$297		$6,576
Fair value	330		7,667
Weighted-average coupon	6.19%		5.25%
Weighted-average loan age	8.2	years	5.9	years
Weighted-average maturity	20.7	years	10.8	years

As of December 31, 2013
Unpaid principal balance	$349		$6,899
Fair value	383		7,959
Weighted-average coupon	6.21%		5.36%
Weighted-average loan age	7.4	years	5.4	years
Weighted-average maturity	21.5	years	12.6	years
__________

(1)	Consists of real estate mortgage investment conduits (“REMICs”) and stripped mortgage-backed securities (“SMBS”).
For the three months ended September 30, 2014 and 2013, the principal and interest received on retained interests was $386 million and $434 million, respectively. For the nine months ended September 30, 2014 and 2013, the principal and interest received on retained interests was $1.1 billion and $1.4 billion, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.9 billion and $2.1 billion as of September 30, 2014 and December 31, 2013, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
Qualifying Sales of Portfolio Securitizations
We consolidate the substantial majority of our single-class MBS trusts; therefore, these portfolio securitization transactions do not qualify for sale treatment. The assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales are reported in our condensed consolidated balance sheets.
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. There were no proceeds from the initial sale of securities from portfolio securitizations for the three and nine months ended September 30, 2014. Proceeds from the initial sale of securities from portfolio securitizations were $48 million and $299

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

million for the three and nine months ended September 30, 2013, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our condensed consolidated financial statements.
3.  Mortgage Loans
The following table displays our mortgage loans as of September 30, 2014 and December 31, 2013.

	As of
	September 30, 2014			December 31, 2013
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$265,450	$2,563,768	$2,829,218	$276,644	$2,579,024	$2,855,668
Multifamily	26,813	157,454	184,267	37,642	146,249	183,891
Total unpaid principal balance of mortgage loans	292,263	2,721,222	3,013,485	314,286	2,725,273	3,039,559
Cost basis and fair value adjustments, net	(12,958)	46,607	33,649	(13,778)	44,305	30,527
Allowance for loan losses for loans held for investment	(34,562)	(2,369)	(36,931)	(40,521)	(3,325)	(43,846)
Total mortgage loans	$244,743	$2,765,460	$3,010,203	$259,987	$2,766,253	$3,026,240
During the three and nine months ended September 30, 2014, we redesignated loans with a carrying value of $240 million and $241 million, respectively, from held for sale (“HFS”) to held for investment (“HFI”). During the nine months ended September 30, 2014 and 2013, we redesignated loans with a carrying value of $2.2 billion and $1.3 billion, respectively, from HFI to HFS. During the three months ended September 30, 2013, we redesignated loans with a carrying value of $1.3 billion from HFI to HFS. We sold loans with an unpaid principal balance of $1.9 billion during the nine months ended September 30, 2014. We sold loans with an unpaid principal balance of $731 million during the three and nine months ended September 30, 2013.
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
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of September 30, 2014 and December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of September 30, 2014(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$29,364	$8,607	$39,555	$77,526	$2,569,091	$2,646,617	$54	$48,073
Government(4)	63	24	319	406	45,738	46,144	319	—
Alt-A	4,281	1,453	12,289	18,023	97,701	115,724	9	13,731
Other(5)	1,685	559	4,034	6,278	39,785	46,063	9	4,570
Total single-family	35,393	10,643	56,197	102,233	2,752,315	2,854,548	391	66,374
Multifamily(6)	77	N/A	176	253	185,831	186,084	—	1,325
Total	$35,470	$10,643	$56,373	$102,486	$2,938,146	$3,040,632	$391	$67,699

	As of December 31, 2013(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$32,371	$9,755	$48,345	$90,471	$2,558,826	$2,649,297	$81	$57,973
Government(4)	66	32	346	444	48,150	48,594	346	—
Alt-A	4,748	1,692	15,425	21,865	105,644	127,509	11	17,102
Other(5)	1,940	659	5,404	8,003	45,288	53,291	22	5,999
Total single-family	39,125	12,138	69,520	120,783	2,757,908	2,878,691	460	81,074
Multifamily(6)	59	N/A	186	245	185,733	185,978	—	2,209
Total	$39,184	$12,138	$69,706	$121,028	$2,943,641	$3,064,669	$460	$83,283
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

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
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of September 30, 2014 and December 31, 2013. The single-family credit quality indicator is based on available data through the end of each period presented.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2014(1)(2)			December 31, 2013(1)(2)
	Primary(3)	Alt-A	Other(4)	Primary(3)	Alt-A	Other(4)
	(Dollars in millions)
Estimated mark-to-market loan-to-value ratio:(5)
Less than or equal to 80%	$2,176,566	$63,102	$23,722	$2,073,079	$61,670	$24,112
Greater than 80% and less than or equal to 90%	248,727	15,558	6,267	276,011	16,794	6,947
Greater than 90% and less than or equal to 100%	122,972	12,568	5,389	153,474	14,709	6,402
Greater than 100% and less than or equal to 110%	42,671	9,029	3,973	59,630	11,006	5,146
Greater than 110% and less than or equal to 120%	23,522	5,987	2,659	33,954	7,742	3,691
Greater than 120% and less than or equal to 125%	7,616	2,142	922	11,256	2,951	1,406
Greater than 125%	24,543	7,338	3,131	41,893	12,637	5,587
Total	$2,646,617	$115,724	$46,063	$2,649,297	$127,509	$53,291
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Excludes $46.1 billion and $48.6 billion as of September 30, 2014 and December 31, 2013, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of September 30, 2014 and December 31, 2013. The multifamily credit quality indicator is based on available data through the end of each period presented.

	As of
	September 30,	December 31,
	2014(1)	2013(1)
	(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Pass	$177,962	$176,528
Special Mention	2,633	2,234
Substandard	5,174	6,758
Doubtful	315	458
Total	$186,084	$185,978
_________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Individually Impaired Loans
Individually impaired loans include troubled debt restructurings (“TDRs”), acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total unpaid principal balance, recorded investment and related allowance as of September 30, 2014 and December 31, 2013, and interest income recognized and average recorded investment for the three and nine months ended September 30, 2014 and 2013, for individually impaired loans.

	As of
	September 30, 2014				December 31, 2013
	Unpaid Principal Balance	Total Recorded Investment(1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment(1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$126,650	$120,708	$21,147	$317	$130,080	$123,631	$24,145	$430
Government(3)	280	284	47	12	213	210	35	5
Alt-A	35,687	32,977	8,038	142	37,356	34,479	9,364	187
Other(4)	14,861	14,123	3,187	41	15,789	15,023	3,879	56
Total single-family	177,478	168,092	32,419	512	183,438	173,343	37,423	678
Multifamily	1,341	1,351	183	6	2,257	2,276	306	10
Total individually impaired loans with related allowance recorded	178,819	169,443	32,602	518	185,695	175,619	37,729	688

With no related allowance recorded:(5)
Single-family:
Primary(2)	16,486	14,716	—	—	14,076	12,305	—	—
Government(3)	62	57	—	—	120	120	—	—
Alt-A	4,083	3,191	—	—	3,290	2,428	—	—
Other(4)	1,273	1,094	—	—	1,039	868	—	—
Total single-family	21,904	19,058	—	—	18,525	15,721	—	—
Multifamily	1,516	1,524	—	—	1,927	1,939	—	—
Total individually impaired loans with no related allowance recorded	23,420	20,582	—	—	20,452	17,660	—	—
Total individually impaired loans(6)	$202,239	$190,025	$32,602	$518	$206,147	$193,279	$37,729	$688

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30,
	2014			2013
	Average Recorded Investment	Total Interest Income Recognized(7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$121,246	$1,077	$111	$123,818	$1,081	$141
Government(3)	285	3	—	215	3	—
Alt-A	33,458	268	24	34,865	274	31
Other(4)	14,346	100	8	15,352	104	12
Total single-family	169,335	1,448	143	174,250	1,462	184
Multifamily	1,540	17	—	2,633	32	—
Total individually impaired loans with related allowance recorded	170,875	1,465	143	176,883	1,494	184

With no related allowance recorded:(5)
Single-family:
Primary(2)	14,442	226	56	12,067	243	58
Government(3)	55	1	—	114	2	—
Alt-A	2,887	51	14	2,332	52	11
Other(4)	1,008	16	3	815	19	4
Total single-family	18,392	294	73	15,328	316	73
Multifamily	1,572	18	—	2,002	25	2
Total individually impaired loans with no related allowance recorded	19,964	312	73	17,330	341	75
Total individually impaired loans(6)	$190,839	$1,777	$216	$194,213	$1,835	$259

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014			2013
	Average Recorded Investment	Total Interest Income Recognized(7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$122,443	$3,264	$372	$125,026	$3,276	$466
Government(3)	266	9	—	213	8	—
Alt-A	33,926	805	74	35,231	826	105
Other(4)	14,635	305	28	15,672	321	41
Total single-family	171,270	4,383	474	176,142	4,431	612
Multifamily	1,813	63	—	2,621	99	1
Total individually impaired loans with related allowance recorded	173,083	4,446	474	178,763	4,530	613

With no related allowance recorded:(5)
Single-family:
Primary(2)	13,514	616	157	11,148	1,167	174
Government(3)	70	4	—	111	6	—
Alt-A	2,687	135	34	2,145	282	33
Other(4)	945	40	8	717	105	14
Total single-family	17,216	795	199	14,121	1,560	221
Multifamily	1,698	58	—	1,843	72	3
Total individually impaired loans with no related allowance recorded	18,914	853	199	15,964	1,632	224
Total individually impaired loans(6)	$191,997	$5,299	$673	$194,727	$6,162	$837
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)
Includes single-family loans restructured in a TDR with a recorded investment of $185.9 billion and $187.6 billion as of September 30, 2014 and December 31, 2013, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $1.6 billion and $911 million as of September 30, 2014 and December 31, 2013, respectively.

(7)
Total single-family interest income recognized of $1.8 billion for the three months ended September 30, 2014 and 2013, consists of $1.4 billion of contractual interest and $297 million and $355 million of effective yield adjustments, respectively. Total single-family interest income recognized of $5.2 billion and $6.0 billion for the nine months ended September 30, 2014 and 2013, respectively, consists of $4.3 billion of contractual interest and $857 million and $1.7 billion of effective yield adjustments, respectively.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended September 30, 2014 and 2013, the average term extension of a single-family modified loan was 162 months and 156 months, respectively, and the average interest rate reduction was 0.89 and 1.66 percentage points, respectively. During the nine months ended September 30, 2014 and 2013, the average term extension of a single-family modified loan was 161 months and 152 months, respectively, and the average interest rate reduction was 1.04 and 1.73 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,
	2014		2013
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	23,057	$3,270	32,083	$4,831
Government(3)	91	12	73	8
Alt-A	3,175	521	5,410	964
Other(4)	698	142	1,532	339
Total single-family	27,021	3,945	39,098	6,142
Multifamily	7	811	4	19
Total troubled debt restructurings	27,028	$4,756	39,102	$6,161

	For the Nine Months Ended September 30,
	2014		2013
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	76,831	$10,944	101,638	$15,308
Government(3)	264	33	253	29
Alt-A	11,231	1,875	17,695	3,134
Other(4)	2,608	540	5,230	1,161
Total single-family	90,934	13,392	124,816	19,632
Multifamily	16	849	29	187
Total troubled debt restructurings	90,950	$14,241	124,845	$19,819
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
The following table displays the number of loans and recorded investment in loans that had a payment default for the three and nine months ended September 30, 2014 and 2013 and were restructured in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended September 30,
	2014		2013
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	8,798	$1,312	12,591	$1,905
Government(3)	38	6	33	5
Alt-A	1,372	241	2,744	491
Other(4)	438	100	849	184
Total single-family	10,646	1,659	16,217	2,585
Multifamily	1	5	3	44
Total TDRs that subsequently defaulted	10,647	$1,664	16,220	$2,629

	For the Nine Months Ended September 30,
	2014		2013
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family:
Primary(2)	25,586	$3,873	35,971	$5,521
Government(3)	74	9	93	13
Alt-A	4,212	753	8,000	1,441
Other(4)	1,362	304	2,524	564
Total single-family	31,234	4,939	46,588	7,539
Multifamily	6	22	9	64
Total TDRs that subsequently defaulted	31,240	$4,961	46,597	$7,603
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
The following table displays changes in single-family, multifamily and total allowance for loan losses for the three and nine months ended September 30, 2014 and 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30,
	2014			2013
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$36,400	$2,243	$38,643	$44,332	$4,438	$48,770
(Benefit) provision for loan losses(1)	(1,393)	394	(999)	(2,126)	(345)	(2,471)
Charge-offs(2)	(1,439)	(108)	(1,547)	(2,221)	(50)	(2,271)
Recoveries	271	4	275	257	37	294
Transfers(3)	366	(366)	—	549	(549)	—
Other(4)	170	28	198	132	22	154
Ending balance	$34,375	$2,195	$36,570	$40,923	$3,553	$44,476
Multifamily allowance for loan losses:
Beginning balance	$243	$181	$424	$493	$380	$873
Benefit for loan losses(1)	(46)	(6)	(52)	(24)	(105)	(129)
Charge-offs(2)	(14)	—	(14)	(54)	—	(54)
Transfers(3)	2	(2)	—	5	(5)	—
Other(4)	2	1	3	2	1	3
Ending balance	$187	$174	$361	$422	$271	$693
Total allowance for loan losses:
Beginning balance	$36,643	$2,424	$39,067	$44,825	$4,818	$49,643
(Benefit) provision for loan losses(1)	(1,439)	388	(1,051)	(2,150)	(450)	(2,600)
Charge-offs(2)(5)	(1,453)	(108)	(1,561)	(2,275)	(50)	(2,325)
Recoveries	271	4	275	257	37	294
Transfers(3)	368	(368)	—	554	(554)	—
Other(4)	172	29	201	134	23	157
Ending balance	$34,562	$2,369	$36,931	$41,345	$3,824	$45,169

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014			2013
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$40,202	$3,105	$43,307	$49,848	$7,839	$57,687
(Benefit) provision for loan losses(1)	(3,563)	192	(3,371)	(6,660)	(2,078)	(8,738)
Charge-offs(2)	(4,747)	(251)	(4,998)	(6,906)	(236)	(7,142)
Recoveries	902	222	1,124	1,750	388	2,138
Transfers(3)	1,123	(1,123)	—	2,440	(2,440)	—
Other(4)	458	50	508	451	80	531
Ending balance	$34,375	$2,195	$36,570	$40,923	$3,553	$44,476
Multifamily allowance for loan losses:
Beginning balance	$319	$220	$539	$671	$437	$1,108
Benefit for loan losses(1)	(66)	(44)	(110)	(151)	(144)	(295)
Charge-offs(2)	(73)	—	(73)	(121)	—	(121)
Transfers(3)	4	(4)	—	22	(22)	—
Other(4)	3	2	5	1	—	1
Ending balance	$187	$174	$361	$422	$271	$693
Total allowance for loan losses:
Beginning balance	$40,521	$3,325	$43,846	$50,519	$8,276	$58,795
(Benefit) provision for loan losses(1)	(3,629)	148	(3,481)	(6,811)	(2,222)	(9,033)
Charge-offs(2)(5)	(4,820)	(251)	(5,071)	(7,027)	(236)	(7,263)
Recoveries	902	222	1,124	1,750	388	2,138
Transfers(3)	1,127	(1,127)	—	2,462	(2,462)	—
Other(4)	461	52	513	452	80	532
Ending balance	$34,562	$2,369	$36,931	$41,345	$3,824	$45,169
__________

(1)	(Benefit) provision for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

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

(5)
Total charge-offs include accrued interest of $72 million and $100 million for the three months ended September 30, 2014 and 2013, respectively, and $241 million and $337 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the allowance for accrued interest receivable for loans of Fannie Mae was $712 million and for loans of consolidated trusts was $52 million. As of December 31, 2013, the allowance for accrued interest receivable for loans of Fannie Mae was $1.1 billion and for loans of consolidated trusts was $104 million.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of September 30, 2014 and December 31, 2013.

	As of
	September 30, 2014			December 31, 2013
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$32,419	$183	$32,602	$37,423	$306	$37,729
Collectively reserved loans	4,151	178	4,329	5,884	233	6,117
Total allowance for loan losses	$36,570	$361	$36,931	$43,307	$539	$43,846

Recorded investment in loans by segment:(2)
Individually impaired loans(1)	$187,150	$2,875	$190,025	$189,064	$4,215	$193,279
Collectively reserved loans	2,667,398	183,209	2,850,607	2,689,627	181,763	2,871,390
Total recorded investment in loans	$2,854,548	$186,084	$3,040,632	$2,878,691	$185,978	$3,064,669
__________

(1)	Includes acquired credit-impaired loans.

(2)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities as of September 30, 2014 and December 31, 2013.

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$5,471	$5,870
Freddie Mac	1,500	1,839
Ginnie Mae	323	407
Alt-A private-label securities	1,135	1,516
Subprime private-label securities	1,316	1,448
CMBS	2,550	2,718
Mortgage revenue bonds	693	565
Other mortgage-related securities	99	99
Total mortgage-related securities	13,087	14,462
U.S. Treasury securities	17,757	16,306
Total trading securities	$30,844	$30,768

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses for the three and nine months ended September 30, 2014 and 2013.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Net trading gains (losses)	$50	$(57)	$444	$111
Net trading gains (losses) recognized in the period related to securities still held at period end	56	(56)	409	155
Available-for-Sale Securities
We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and nine months ended September 30, 2014 and 2013.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Gross realized gains	$96	$1,338	$495	$1,520
Gross realized losses	(4)	(884)	(5)	(941)
Total proceeds(1)	722	12,243	2,461	14,013
__________
s

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities we held as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$5,443	$343	$—	$(30)	$5,756
Freddie Mac	5,365	447	—	—	5,812
Ginnie Mae	436	62	—	—	498
Alt-A private-label securities	5,071	1,115	(17)	—	6,169
Subprime private-label securities	4,280	1,131	(9)	(16)	5,386
CMBS	1,401	66	—	—	1,467
Mortgage revenue bonds	4,174	117	(18)	(7)	4,266
Other mortgage-related securities	2,709	194	(25)	(133)	2,745
Total	$28,879	$3,475	$(69)	$(186)	$32,099

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$335	$(25)	$624
Alt-A private-label securities	(3)	90	(14)	113
Subprime private-label securities	—	—	(25)	485
Mortgage revenue bonds	(3)	106	(22)	543
Other mortgage-related securities	—	—	(158)	1,033
Total	$(11)	$531	$(244)	$2,798

	As of December 31, 2013
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(40)	$975	$(4)	$126
Alt-A private-label securities	(12)	490	(30)	308
Subprime private-label securities	(24)	448	(131)	1,332
Mortgage revenue bonds	(147)	1,662	(277)	970
Other mortgage-related securities	—	5	(218)	1,066
Total	$(223)	$3,580	$(660)	$3,802
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
The following table displays the modeled attributes, including default rates and severities, which were used to determine as of September 30, 2014 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of September 30, 2014
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$114	$113	$879	$126	$316
Weighted average collateral default(1)	26.5%	23.9%	9.5%	21.4%	14.1%
Weighted average collateral severities(2)	55.2	54.7	52.8	40.5	38.5
Weighted average voluntary prepayment rates(3)	9.5	9.8	13.1	9.6	10.2
Average credit enhancement(4)	38.2	3.9	11.0	22.4	9.4
2005:
Unpaid principal balance	$10	$460	$797	$285	$1,272
Weighted average collateral default(1)	49.2%	31.2%	22.4%	33.4%	26.4%
Weighted average collateral severities(2)	63.3	53.1	53.9	48.2	44.0
Weighted average voluntary prepayment rates(3)	4.1	7.7	10.3	8.4	9.0
Average credit enhancement(4)	58.8	8.1	0.7	12.8	2.8
2006:
Unpaid principal balance	$6,973	$631	$384	$895	$1,074
Weighted average collateral default(1)	53.2%	41.8%	24.4%	35.5%	17.0%
Weighted average collateral severities(2)	61.0	47.1	55.6	46.5	44.4
Weighted average voluntary prepayment rates(3)	2.4	6.2	8.2	7.7	10.2
Average credit enhancement(4)	9.9	2.2	0.1	0.9	—
2007 & After:
Unpaid principal balance	$334	$—	$—	$—	$80
Weighted average collateral default(1)	50.3%	N/A	N/A	N/A	22.1%
Weighted average collateral severities(2)	27.5	N/A	N/A	N/A	39.6
Weighted average voluntary prepayment rates(3)	1.4	N/A	N/A	N/A	9.6
Average credit enhancement(4)	19.9	N/A	N/A	N/A	20.5
Total:
Unpaid principal balance	$7,431	$1,204	$2,060	$1,306	$2,742
Weighted average collateral default(1)	52.7%	36.1%	17.3%	33.7%	21.2%
Weighted average collateral severities(2)	59.5	49.6	54.1	46.5	43.6
Weighted average voluntary prepayment rates(3)	2.5	7.1	11.1	8.1	9.6
Average credit enhancement(4)	10.9	4.7	5.0	5.6	3.0
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
The following table displays activity related to the unrealized credit loss component on debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Balance, beginning of period	$5,871	$8,964	$7,904	$9,214
Additions for the credit component on debt securities for which OTTI was not previously recognized	—	—	1	7
Additions for the credit component on debt securities for which OTTI was previously recognized	3	1	50	9
Reductions for securities no longer in portfolio at period end	(355)	(457)	(792)	(540)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	—	(193)	(1,453)	(193)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(73)	(92)	(264)	(274)
Balance, end of period	$5,446	$8,223	$5,446	$8,223
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments, as of September 30, 2014. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of September 30, 2014
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$5,443	$5,756	$—	$—	$285	$300	$271	$292	$4,887	$5,164
Freddie Mac	5,365	5,812	—	—	309	327	523	571	4,533	4,914
Ginnie Mae	436	498	—	—	—	—	65	74	371	424
Alt-A private-label securities	5,071	6,169	—	—	—	—	—	—	5,071	6,169
Subprime private-label securities	4,280	5,386	—	—	—	—	—	—	4,280	5,386
CMBS	1,401	1,467	—	—	1,321	1,385	—	—	80	82
Mortgage revenue bonds	4,174	4,266	24	24	198	202	380	383	3,572	3,657
Other mortgage-related securities	2,709	2,745	—	—	—	3	38	40	2,671	2,702
Total	$28,879	$32,099	$24	$24	$2,113	$2,217	$1,277	$1,360	$25,465	$28,498
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
The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees as of September 30, 2014 and December 31, 2013.

	As of
	September 30, 2014			December 31, 2013
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Non-consolidated Fannie Mae MBS	$17,728	$215	$10,062	$19,317	$232	$10,541
Other guaranty arrangements(3)	22,806	189	4,488	30,598	253	4,525
Total	$40,534	$404	$14,550	$49,915	$485	$15,066
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 14, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements, long-term standby commitments, and our commitment under the TCLF program.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $865 million and $1.1 billion as of September 30, 2014 and December 31, 2013, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
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
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of September 30, 2014 and December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2014(1)			December 31, 2013(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.29%	0.39%	2.07%	1.41%	0.44%	2.54%
Percentage of single-family conventional loans(4)	1.48	0.44	1.96	1.64	0.49	2.38

	As of
	September 30, 2014(1)		December 31, 2013(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	5%	11.19%	7%	12.22%
Geographical distribution:
California	20	0.73	20	0.98
Florida	6	4.87	6	6.89
Illinois	4	2.46	4	3.12
New Jersey	4	5.83	4	6.25
New York	5	4.20	5	4.42
All other states	61	1.56	61	1.85
Product distribution:
Alt-A	4	8.03	5	9.23
Subprime	*	15.76	*	16.93
Vintages:
2005	3	6.30	4	7.26
2006	3	9.81	3	11.26
2007	4	10.91	5	12.18
2008	3	6.22	3	6.69
All other vintages	87	0.89	85	1.02
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	1	9.34	1	10.90
__________

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of September 30, 2014 and December 31, 2013.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2014 and December 31, 2013.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2014(1)(2)		December 31, 2013(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.03%	0.09%	0.03%	0.10%

	As of
	September 30, 2014(1)		December 31, 2013(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	3%	0.05%	3%	0.23%
Less than or equal to 80%	97	0.09	97	0.10
Current debt service coverage ratio less than 1.0(5)	3	0.76	4	1.09
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of September 30, 2014 and December 31, 2013 excluding loans that have been defeased.

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

7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held-for-sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property, and the related valuation allowance, for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning balance — Acquired property	$12,296	$10,806	$12,307	$11,158
Additions	3,240	4,535	10,437	12,504
Disposals	(3,412)	(3,397)	(10,620)	(11,718)
Ending balance — Acquired property	$12,124	$11,944	$12,124	$11,944
Beginning balance — Valuation allowance	(736)	(540)	(686)	(669)
(Increase) decrease in valuation allowance	(49)	(24)	(99)	105
Ending balance — Valuation allowance	(785)	(564)	(785)	(564)
Ending balance — Acquired property, net	$11,339	$11,380	$11,339	$11,380

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of September 30, 2014 and December 31, 2013.

	As of
	September 30, 2014		December 31, 2013
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Fixed-rate short-term debt:
Discount notes(2)	$97,399	0.10%	$71,933	0.12%
Foreign exchange discount notes(3)	—	—	362	1.07
Total short-term debt of Fannie Mae	97,399	0.10	72,295	0.13
Debt of consolidated trusts	1,804	0.11	2,154	0.09
Total short-term debt	$99,203	0.10%	$74,449	0.13%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

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

Intraday Lines of Credit
We periodically use secured intraday funding lines of credit provided by large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $20.0 billion as of September 30, 2014 and December 31, 2013. We had no borrowings outstanding from these lines of credit as of September 30, 2014 or December 31, 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of September 30, 2014 and December 31, 2013.

	As of
	September 30, 2014			December 31, 2013
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding		Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2014 - 2030	$188,002	2.41%	2014 - 2030	$212,234		2.45%
Medium-term notes(2)	2014 - 2024	125,106	1.38	2014 - 2023	161,445		1.28
Foreign exchange notes and bonds	2021 - 2028	644	5.23	2021 - 2028	682		5.41
Other	2014 - 2038	33,247	4.61	2014 - 2038	38,444	(3)	4.99
Total senior fixed		346,999	2.25		412,805		2.24
Senior floating:
Medium-term notes(2)	2014 - 2019	21,374	0.17	2014 - 2019	38,441		0.20
Other(3)(4)	2020 - 2037	5,204	2.90	2020 - 2037	955		5.18
Total senior floating		26,578	0.70		39,396		0.32
Subordinated fixed:
Qualifying subordinated	—	—	—	2014	1,169		5.27
Subordinated debentures	2019	3,760	9.92	2019	3,507		9.92
Total subordinated fixed		3,760	9.92		4,676		8.76
Secured borrowings(5)	2021 - 2022	216	1.89	2021 - 2022	262		1.86
Total long-term debt of Fannie Mae(6)		377,553	2.22		457,139		2.14
Debt of consolidated trusts(3)	2014 - 2054	2,724,724	3.10	2014 - 2053	2,702,935		3.26
Total long-term debt		$3,102,277	2.99%		$3,160,074		3.10%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

(4)	Includes credit risk sharing securities issued under our Connecticut Avenue Securities series, which transfers some of the credit risk of our mortgage loans to the investors in these securities.

(5)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(6)
Reported amounts include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.1 billion and $4.8 billion as of September 30, 2014 and December 31, 2013, respectively.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014				As of December 31, 2013
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$72,309	$2,387	$91,531	$(4,963)	$68,637	$5,378	$93,428	$(4,759)
Receive-fixed	56,477	3,753	158,087	(2,229)	67,527	3,320	156,250	(3,813)
Basis	2,544	87	11,100	(2)	27,014	36	600	—
Foreign currency	358	131	284	(24)	389	120	653	(38)
Swaptions:
Pay-fixed	20,400	79	31,525	(285)	33,400	445	48,025	(600)
Receive-fixed	2,000	82	34,525	(609)	8,000	117	48,025	(484)
Other(1)	84	26	12	(1)	769	28	13	(1)
Total gross risk management derivatives	154,172	6,545	327,064	(8,113)	205,736	9,444	346,994	(9,695)
Accrued interest receivable (payable)	—	807	—	(1,220)	—	786	—	(930)
Netting adjustment(2)	—	(6,202)	—	9,040	—	(8,422)	—	9,370
Total net risk management derivatives	$154,172	$1,150	$327,064	$(293)	$205,736	$1,808	$346,994	$(1,255)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$4,009	$9	$3,192	$(6)	$1,138	$1	$4,353	$(31)
Forward contracts to purchase mortgage-related securities	21,629	63	16,822	(34)	3,276	4	20,861	(168)
Forward contracts to sell mortgage-related securities	22,388	34	36,122	(110)	35,423	260	7,886	(15)
Total mortgage commitment derivatives	$48,026	$106	$56,136	$(150)	$39,837	$265	$33,100	$(214)
Derivatives at fair value	$202,198	$1,256	$383,200	$(443)	$245,573	$2,073	$380,094	$(1,469)
__________

(1)
Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment for our risk management derivatives transactions represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $3.5 billion and $2.0 billion as of September 30, 2014 and December 31, 2013, respectively. Cash collateral received was $685 million and $1.0 billion as of September 30, 2014 and December 31, 2013, respectively.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

contingent features that were in a net liability position was $2.2 billion and $2.1 billion as of September 30, 2014 and December 31, 2013, respectively, for which we posted collateral of $2.0 billion in the normal course of business as of September 30, 2014 and December 31, 2013. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $207 million and $130 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of September 30, 2014 and December 31, 2013, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our OTC-cleared derivative contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$712	$976	$(3,755)	$11,879
Receive-fixed	(822)	(217)	2,282	(9,250)
Basis	6	(13)	49	(85)
Foreign currency	(17)	54	21	(79)
Swaptions:
Pay-fixed	(53)	148	(90)	(303)
Receive-fixed	82	(3)	(19)	265
Other	(1)	(3)	(1)	18
Accrual of periodic settlements:
Pay-fixed interest-rate swaps	(939)	(1,141)	(2,755)	(3,550)
Receive-fixed interest-rate swaps	613	897	1,946	2,891
Other	12	15	39	49
Total risk management derivatives fair value (losses) gains, net	$(407)	$713	$(2,283)	$1,835
Mortgage commitment derivatives fair value (losses) gains, net	(73)	(169)	(728)	459
Total derivatives fair value (losses) gains, net	$(480)	$544	$(3,011)	$2,294
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

10. Income Taxes
We recognized a provision for federal income taxes of $1.8 billion for the three months ended September 30, 2014, which resulted in an effective tax rate of 31.4%. For the nine months ended September 30, 2014, we recognized a provision for federal income taxes of $6.1 billion, which resulted in an effective tax rate of 32.2%.
We recognized a provision for federal income taxes of $1.4 billion for the three months ended September 30, 2013, which resulted in an effective tax rate of 13.4%. For the nine months ended September 30, 2013, we recognized a benefit for federal income taxes of $47.2 billion, which resulted in an effective tax rate of (155.9)%.
For the three months and nine months ended September 30, 2014, the effective tax rates were different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for the low-income housing tax credit. Our effective tax rates for the three months and nine months ended September 30, 2013 were different from the statutory rate of 35% primarily due to the release of our valuation allowance for our net deferred tax assets.
11. (Loss) Earnings Per Share
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
The following table displays the computation of basic and diluted (loss) earnings per share of common stock for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars and shares in millions, except per share amounts)
Net income	$3,905	$8,744	$12,897	$77,524
Less: Net income attributable to noncontrolling interest	—	(7)	(1)	(18)
Net income attributable to Fannie Mae	3,905	8,737	12,896	77,506
Dividends distributed or available for distribution to senior preferred stockholder(1)	(3,999)	(8,617)	(13,403)	(78,228)
Net (loss) income attributable to common stockholders	$(94)	$120	$(507)	$(722)
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762	5,762
Convertible preferred stock	—	131	—	—
Weighted-average common shares outstanding—Diluted(2)	5,762	5,893	5,762	5,762
(Loss) earnings per share: basic and diluted	$(0.02)	$0.02	$(0.09)	$(0.13)
__________

(1)
Represents our dividend payments to Treasury under the terms of the senior preferred stock. Dividends distributed or available for distribution for the three months ended September 30, 2014 (relating to the dividend period for the three months ended December 31, 2014) were calculated based on our net worth as of September 30, 2014 less the applicable capital reserve amount of $2.4 billion and for the nine months ended September 30, 2014 we added dividends paid on June 30 and September 30, 2014. Dividends distributed or available for distribution for the three months ended September 30, 2013 (relating to the dividend period for the three months ended December 31, 2013) were calculated based on our net worth as of September 30, 2013 less the applicable capital reserve amount of $3.0 billion and for the nine months ended September 30, 2013 we added dividends paid on June 28 and September 30, 2013.

(2)
Includes 4.6 billion of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2014.

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
The following tables display our business segment financial results for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$19	$(22)	$1,845	$3,088		$254	(3)	$5,184
Benefit for credit losses	1,029	56	—	—		—		1,085
Net interest income after benefit for credit losses	1,048	34	1,845	3,088		254		6,269
Guaranty fee income (expense)(4)	2,945	332	(235)	(1,488)	(5)	(1,502)	(5)	52	(5)
Investment gains, net	—	8	1,516	21		(1,368)	(6)	177
Net other-than-temporary impairments	—	—	(6)	—		—		(6)
Fair value (losses) gains, net	(4)	—	(335)	13		119	(7)	(207)
Debt extinguishment (losses) gains, net	—	—	(3)	14		—		11
Gains from partnership investments(8)	—	52	—	—		—		52
Fee and other income (expense)	146	32	579	(71)		88		774
Administrative expenses	(468)	(77)	(161)	—		—		(706)
Foreclosed property (expense) income	(281)	32	—	—		—		(249)
TCCA fees(4)	(351)	—	—	—		—		(351)
Other (expenses) income	(136)	8	(5)	—		9		(124)
Income before federal income taxes	2,899	421	3,195	1,577		(2,400)		5,692
Provision for federal income taxes	(837)	(37)	(913)	—		—		(1,787)
Net income attributable to Fannie Mae	$2,062	$384	$2,282	$1,577		$(2,400)		$3,905

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(24)	$(65)	$5,592	$8,525		$798	(3)	$14,826
Benefit for credit losses	3,377	121	—	—		—		3,498
Net interest income after benefit for credit losses	3,353	56	5,592	8,525		798		18,324
Guaranty fee income (expense)(4)	8,708	960	(722)	(4,367)	(5)	(4,441)	(5)	138	(5)
Investment (losses) gains, net	(1)	50	4,500	(141)		(3,579)	(6)	829
Net other-than-temporary impairments	—	—	(80)	—		—		(80)
Fair value (losses) gains, net	(11)	—	(2,770)	232		218	(7)	(2,331)
Debt extinguishment gains, net	—	—	31	18		—		49
Gains from partnership investments(8)	—	131	—	—		1		132
Fee and other income (expense)	471	87	4,848	(242)		262		5,426
Administrative expenses	(1,376)	(225)	(474)	—		—		(2,075)
Foreclosed property income	154	73	—	—		—		227
TCCA fees(4)	(1,008)	—	—	—		—		(1,008)
Other expenses	(528)	(5)	(70)	—		(8)		(611)
Income before federal income taxes	9,762	1,127	10,855	4,025		(6,749)		19,020
Provision for federal income taxes	(2,897)	(37)	(3,189)	—		—		(6,123)
Net income	6,865	1,090	7,666	4,025		(6,749)		12,897
Less: Net income attributable to noncontrolling interest	—	—	—	—		(1)	(9)	(1)
Net income attributable to Fannie Mae	$6,865	$1,090	$7,666	$4,025		$(6,750)		$12,896

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2013(10)
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(152)	$(31)	$2,311	$3,085		$369	(3)	$5,582
Benefit for credit losses	2,471	138	—	—		—		2,609
Net interest income after benefit for credit losses	2,319	107	2,311	3,085		369		8,191
Guaranty fee income (expense)(4)	2,719	311	(273)	(1,345)	(5)	(1,361)	(5)	51	(5)
Investment gains, net	1	3	1,590	77		(1,023)	(6)	648
Net other-than-temporary impairments	—	—	(27)	—		—		(27)
Fair value (losses) gains, net	(2)	—	371	(120)		86	(7)	335
Debt extinguishment gains, net	—	—	54	38		—		92
Gains from partnership investments(8)	—	121	—	—		7		128
Fee and other income (expense)	151	26	525	(84)		72		690
Administrative expenses	(436)	(73)	(137)	—		—		(646)
Foreclosed property income (expense)	1,171	(6)	—	—		—		1,165
TCCA fees(4)	(276)	—	—	—		—		(276)
Other expenses	(151)	(3)	(19)	—		(79)		(252)
Income before federal income taxes	5,496	486	4,395	1,651		(1,929)		10,099
Provision for federal income taxes	(751)	(8)	(596)	—		—		(1,355)
Net income	4,745	478	3,799	1,651		(1,929)		8,744
Less: Net income attributable to noncontrolling interest	—	—	—	—		(7)	(9)	(7)
Net income attributable to Fannie Mae	$4,745	$478	$3,799	$1,651		$(1,936)		$8,737

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2013(10)
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$318	$(59)	$7,733	$8,303		$1,258	(3)	$17,553
Benefit for credit losses	8,605	344	—	—		—		8,949
Net interest income after benefit for credit losses	8,923	285	7,733	8,303		1,258		26,502
Guaranty fee income (expense)(4)	7,638	902	(855)	(3,832)	(5)	(3,697)	(5)	156	(5)
Investment gains (losses), net	4	14	3,837	(79)		(2,720)	(6)	1,056
Net other-than-temporary impairments	—	—	(42)	—		—		(42)
Fair value (losses) gains, net	(5)	—	2,087	(538)		454	(7)	1,998
Debt extinguishment gains, net	—	—	17	79		—		96
Gains from partnership investments(8)	—	284	—	—		18		302
Fee and other income (expense)	502	115	1,129	(254)		146		1,638
Administrative expenses	(1,281)	(210)	(422)	—		—		(1,913)
Foreclosed property income	1,752	5	—	—		—		1,757
TCCA fees(4)	(695)	—	—	—		—		(695)
Other (expenses) income	(473)	(2)	31	—		(118)		(562)
Income before federal income taxes	16,365	1,393	13,515	3,679		(4,659)		30,293
Benefit for federal income taxes(11)	29,777	7,970	9,484	—		—		47,231
Net income	46,142	9,363	22,999	3,679		(4,659)		77,524
Less: Net income attributable to noncontrolling interest	—	—	—	—		(18)	(9)	(18)
Net income attributable to Fannie Mae	$46,142	$9,363	$22,999	$3,679		$(4,677)		$77,506
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(8)	Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income.

(9)	Represents the adjustment from equity method of accounting to consolidated accounting for partnership investments that are consolidated in our consolidated balance sheets.

(10)	Certain prior period amounts have been reclassified to conform to our current period presentation.

(11)	Primarily represented the release of the valuation allowance for our deferred tax assets that generally is directly attributable to each segment based on the nature of the item.
13. Equity
The following table displays the activity in other comprehensive income (“OCI”), net of tax, by major categories for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Net income	$3,905	$8,744	$12,897	$77,524
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on AFS securities (net of tax of $61 and $37, respectively, for the three months ended and net of tax of $364 and $433, respectively, for the nine months ended)	113	70	675	805
Reclassification adjustment for OTTI recognized in net income (net of tax of $2 and $10, respectively, for the three months ended and net of tax of $28 and $15, respectively, for the nine months ended)	4	17	52	27
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $29 and $119, respectively, for the three months ended and net of tax of $133 and $162, respectively, for the nine months ended)	(54)	(220)	(247)	(300)
Other	32	(1)	32	154
Total other comprehensive income (loss)	95	(134)	512	686
Total comprehensive income	$4,000	$8,610	$13,409	$78,210
The following table displays our accumulated other comprehensive income (“AOCI”) by major categories as of September 30, 2014 and December 31, 2013.

	As of
	September 30,	December 31,
	2014	2013
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$570	$365
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	1,537	1,262
Prior service cost and actuarial losses, net of amortization, net of tax	(363)	(395)
Other losses	(29)	(29)
Accumulated other comprehensive income	$1,715	$1,203

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The table below displays changes in accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2014			2013			2014			2013
	AFS(1)	Other	Total	AFS(1)	Other(2)	Total	AFS(1)	Other	Total	AFS(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$2,044	$(424)	$1,620	$1,599	$(395)	$1,204	$1,627	$(424)	$1,203	$934	$(550)	$384
OCI before reclassifications	113	32	145	70	(1)	69	675	32	707	805	144	949
Amounts reclassified from OCI	(50)	—	(50)	(203)	—	(203)	(195)	—	(195)	(273)	10	(263)
Net OCI	63	32	95	(133)	(1)	(134)	480	32	512	532	154	686
Ending balance	$2,107	$(392)	$1,715	$1,466	$(396)	$1,070	$2,107	$(392)	$1,715	$1,466	$(396)	$1,070
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

14. Concentrations of Credit Risk
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 47% of our single-family guaranty book of business as of September 30, 2014, compared with approximately 49% as of December 31, 2013. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 66% of our multifamily guaranty book of business as of September 30, 2014, compared with approximately 65% as of December 31, 2013.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in a significant increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $107.3 billion and $102.5 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2014 and December 31, 2013, respectively, which represented 4% of our single-family guaranty book of business as of September 30, 2014 and December 31, 2013. Our primary mortgage insurance coverage risk in force was $106.3 billion and $101.4 billion as of September 30, 2014 and December 31, 2013, respectively. Our pool mortgage insurance coverage risk in force was $936 million and $1.1 billion as of September 30, 2014 and December 31, 2013, respectively. Our top four mortgage insurance companies provided 79% and 78% of our mortgage insurance as of September 30, 2014 and December 31, 2013, respectively.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. These three mortgage insurers provided a combined $12.9 billion, or 12%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2014.

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
The following table displays the amount by which our estimated benefit from mortgage insurance as of September 30, 2014 and December 31, 2013 reduced our total loss reserves as of those dates.

	As of
	September 30, 2014	December 31, 2013
	(Dollars in millions)
Contractual mortgage insurance benefit	$4,491	$6,751
Less: Collectibility adjustment(1)	286	431
Estimated benefit included in total loss reserves	$4,205	$6,320
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
We had outstanding receivables of $1.5 billion recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2014 and $2.1 billion as of December 31, 2013 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $296 million as of September 30, 2014 and $402 million as of December 31, 2013 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $745 million as of September 30, 2014 and $655 million as of December 31, 2013. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of September 30, 2014 and December 31, 2013.
For information on credit risk associated with our derivative transactions and repurchase agreements refer to “Note 9, Derivative Instruments” and “Note 15, Netting Arrangements.”

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

15. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The table below displays information related to derivatives and securities purchased under agreements to resell or similar arrangements which are subject to an enforceable master netting arrangement that are either offset or not offset in our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$6,201	$(6,181)	$20		$—	$(14)	$6
OTC-cleared risk management derivatives(4)	1,125	(21)	1,104		—	—	1,104
Mortgage commitment derivatives	106	—	106		(81)	—	25
Total derivative assets	7,432	(6,202)	1,230	(5)	(81)	(14)	1,135
Securities purchased under agreements to resell or similar arrangements(6)	39,950	—	39,950		—	(39,950)	—
Total assets	$47,382	$(6,202)	$41,180		$(81)	$(39,964)	$1,135
Liabilities:
OTC risk management derivatives	$(7,830)	$7,538	$(292)		$—	$—	$(292)
OTC-cleared risk management derivatives(4)	(1,502)	1,502	—		—	—	—
Mortgage commitment derivatives	(150)	—	(150)		81	—	(69)
Total liabilities	$(9,482)	$9,040	$(442)	(5)	$81	$—	$(361)

	As of December 31, 2013
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$8,491	$(8,422)	$69		$—	$(20)	$49
Mortgage commitment derivatives	265	—	265		(83)	—	182
Total derivative assets	8,756	(8,422)	334	(5)	(83)	(20)	231
Securities purchased under agreements to resell or similar arrangements(6)	50,565	—	50,565		—	(50,565)	—
Total assets	$59,321	$(8,422)	$50,899		$(83)	$(50,585)	$231
Liabilities:
OTC risk management derivatives	$(9,503)	$9,370	$(133)		$—	$—	$(133)
Mortgage commitment derivatives	(214)	—	(214)		83	—	(131)
Total liabilities	$(9,717)	$9,370	$(347)	(5)	$83	$—	$(264)

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

(3)
Represents collateral posted or received that has neither been recognized nor offset in our condensed consolidated balance sheets. Does not include collateral held in excess of our exposure. The fair value of non-cash collateral accepted for OTC risk management derivatives was $66 million and $24 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $40.0 billion and $50.7 billion, of which $36.7 billion and $39.8 billion could be sold or repledged as of September 30, 2014 and December 31, 2013, respectively. None of the underlying collateral was sold or repledged as of September 30, 2014 and December 31, 2013, respectively.

(4)	Net amounts as of September 30, 2014 reflect netting of OTC-cleared derivative assets and liabilities where we have enforceable master netting arrangements.

(5)
Excludes derivative assets of $26 million and $1.7 billion and derivative liabilities of $1 million and $1.1 billion recognized in our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively, that are not subject to enforceable master netting arrangements.

(6)
Includes $10.5 billion and $11.6 billion of securities purchased under agreements to resell or similar arrangements classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of September 30, 2014 and December 31, 2013.

	Fair Value Measurements as of September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$5,146	$325	$—	$5,471
Freddie Mac	—	1,500	—	—	1,500
Ginnie Mae	—	323	—	—	323
Alt-A private-label securities	—	440	695	—	1,135
Subprime private-label securities	—	—	1,316	—	1,316
CMBS	—	2,550	—	—	2,550
Mortgage revenue bonds	—	—	693	—	693
Other	—	—	99	—	99
Non-mortgage-related securities:
U.S. Treasury securities	17,757	—	—	—	17,757
Total trading securities	17,757	9,959	3,128	—	30,844
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	5,756	—	—	5,756
Freddie Mac	—	5,806	6	—	5,812
Ginnie Mae	—	498	—	—	498
Alt-A private-label securities	—	2,673	3,496	—	6,169
Subprime private-label securities	—	—	5,386	—	5,386
CMBS	—	1,467	—	—	1,467
Mortgage revenue bonds	—	—	4,266	—	4,266
Other	—	2	2,743	—	2,745
Total available-for-sale securities	—	16,202	15,897	—	32,099
Mortgage loans of consolidated trusts	—	13,391	1,871	—	15,262
Other assets:
Risk management derivatives:
Swaps	—	7,068	97	—	7,165
Swaptions	—	161	—	—	161
Other	—	—	26	—	26
Netting adjustment	—	—	—	(6,202)	(6,202)
Mortgage commitment derivatives	—	104	2	—	106
Total other assets	—	7,333	125	(6,202)	1,256
Total assets at fair value	$17,757	$46,885	$21,021	$(6,202)	$79,461

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$4,868	$336	$—	$5,204
Total of Fannie Mae	—	4,868	336	—	5,204
Of consolidated trusts	—	16,110	488	—	16,598
Total long-term debt	—	20,978	824	—	21,802
Other liabilities:
Risk management derivatives:
Swaps	—	8,315	123	—	8,438
Swaptions	—	894	—	—	894
Other	—	—	1	—	1
Netting adjustment	—	—	—	(9,040)	(9,040)
Mortgage commitment derivatives	—	140	10	—	150
Total other liabilities	—	9,349	134	(9,040)	443
Total liabilities at fair value	$—	$30,327	$958	$(9,040)	$22,245

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

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income for Level 3 assets and liabilities for the three and nine months ended September 30, 2014 and 2013. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2014
		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2014(5)
	Balance, June 30, 2014	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—	$—	$—	$—	$—	$—	$—	$325	$325	$—
Alt-A private-label securities	643	2	—	—	—	—	(21)	(16)	87	695	3
Subprime private-label securities	1,282	66	—	—	—	—	(32)	—	—	1,316	66
Mortgage revenue bonds	643	53	—	—	—	—	(3)	—	—	693	46
Other	101	1	—	—	—	—	(3)	—	—	99	1
Total trading securities	$2,669	$122	$—	$—	$—	$—	$(59)	$(16)	$412	$3,128	$116

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$2	$—	$—	$—	$—	$—	$—	$(2)	$—	$—	$—
Freddie Mac	9	—	—	—	—	—	(1)	(2)	—	6	—
Alt-A private-label securities	3,717	15	(60)	—	—	—	(111)	(333)	268	3,496	—
Subprime private-label securities	5,705	87	89	—	(317)	—	(178)	—	—	5,386	—
Mortgage revenue bonds	4,560	(4)	200	—	(12)	—	(478)	—	—	4,266	—
Other	2,817	11	(3)	—	—	—	(82)	—	—	2,743	—
Total available-for-sale securities	$16,810	$109	$226	$—	$(329)	$—	$(850)	$(337)	$268	$15,897	$—

Mortgage loans of consolidated trusts	$2,531	$116	$—	$3	$—	$—	$(93)	$(750)	$64	$1,871	$(13)
Net derivatives	20	(25)	—	—	—	—	(9)	—	5	(9)	(9)
Long-term debt:
Of Fannie Mae:
Senior floating	$(325)	$(10)	$—	$—	$—	$—	$(1)	$—	$—	$(336)	$(11)
Of consolidated trusts	(498)	(14)	—	—	—	—	16	34	(26)	(488)	(14)
Total long-term debt	$(823)	$(24)	$—	$—	$—	$—	$15	$34	$(26)	$(824)	$(25)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2014
		Total (Losses) or Gains (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2014(5)
	Balance, December 31, 2013	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$42	$(1)	$—	$—	$—	$—	$(2)	$(39)	$325	$325	$—
Freddie Mac	2	—	—	—	—	—	—	(2)	—	—	—
Alt-A private-label securities	618	105	—	—	(23)	—	(59)	(159)	213	695	100
Subprime private-label securities	1,448	245	—	—	(241)	—	(136)	—	—	1,316	209
Mortgage revenue bonds	565	137	—	—	—	—	(9)	—	—	693	130
Other	99	10	—	—	—	—	(10)	—	—	99	10
Total trading securities	$2,774	$496	$—	$—	$(264)	$—	$(216)	$(200)	$538	$3,128	$449

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$7	$—	$—	$—	$—	$—	$(1)	$(8)	$2	$—	$—
Freddie Mac	8	—	—	—	—	—	(1)	(2)	1	6	—
Alt-A private-label securities	3,791	131	(11)	—	(320)	—	(310)	(1,207)	1,422	3,496	—
Subprime private-label securities	7,068	388	270	—	(1,666)	—	(674)	—	—	5,386	—
Mortgage revenue bonds	5,253	(31)	480	—	(70)	—	(1,366)	—	—	4,266	—
Other	2,885	17	92	—	—	—	(251)	—	—	2,743	—
Total available-for-sale securities	$19,012	$505	$831	$—	$(2,056)	$—	$(2,603)	$(1,217)	$1,425	$15,897	$—

Mortgage loans of consolidated trusts	$2,704	$243	$—	$34	$—	$—	$(259)	$(1,063)	$212	$1,871	$49
Net derivatives	(40)	52	—	—	—	—	(25)	(1)	5	(9)	14
Long-term debt:
Of Fannie Mae:
Senior floating	$(955)	$(115)	$—	$—	$—	$(750)	$19	$1,465	$—	$(336)	$(70)
Of consolidated trusts	(518)	(48)	—	—	—	(1)	51	100	(72)	(488)	(45)
Total long-term debt	$(1,473)	$(163)	$—	$—	$—	$(751)	$70	$1,565	$(72)	$(824)	$(115)

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2013
		Total (Losses) or Gains or (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2013(5)
	Balance, December 31, 2012	Included in Net Income	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$(8)	$—	$—	$—	$—	$(14)	$—	$—	$46	$(8)
Freddie Mac	2	—	—	—	—	—	(1)	—	—	1	—
Ginnie Mae	1	—	—	—	—	—	(1)	(2)	4	2	—
Alt-A private-label securities	104	215	—	—	—	—	(97)	(435)	733	520	183
Subprime private-label securities	1,319	251	—	—	(50)	—	(109)	—	—	1,411	245
Mortgage revenue bonds	675	(72)	—	—	—	—	(8)	—	—	595	(72)
Other	117	(2)	—	—	—	—	(5)	—	—	110	(2)
Total trading securities	$2,286	$384	$—	$—	$(50)	$—	$(235)	$(437)	$737	$2,685	$346

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$29	$—	$(1)	$—	$—	$—	$(6)	$(14)	$—	$8	$—
Freddie Mac	10	—	(1)	—	—	—	(1)	(1)	2	9	—
Ginnie Mae	—	—	—	—	—	—	—	—	1	1	—
Alt-A private-label securities	6,564	140	412	—	(2,663)	—	(932)	(3,115)	2,833	3,239	—
Subprime private-label securities	7,447	65	1,238	312	(1,269)	—	(828)	—	—	6,965	—
Mortgage revenue bonds	7,837	—	(365)	—	(19)	—	(1,654)	—	—	5,799	—
Other	3,147	8	94	—	—	—	(291)	—	—	2,958	—
Total available-for-sale securities	$25,034	$213	$1,377	$312	$(3,951)	$—	$(3,712)	$(3,130)	$2,836	$18,979	$—

Mortgage loans of consolidated trusts	$2,634	$244	$—	$295	$(393)	$—	$(348)	$(281)	$485	$2,636	$18
Net derivatives	14	(127)	—	—	—	—	75	16	(4)	(26)	(38)
Long-term debt:
Of Fannie Mae:
Senior floating	$(400)	$76	$—	$—	$—	$—	$—	$—	$—	$(324)	$76
Of consolidated trusts	(1,128)	(241)	—	—	—	(20)	510	404	(90)	(565)	(71)
Total long-term debt	$(1,528)	$(165)	$—	$—	$—	$(20)	$510	$404	$(90)	$(889)	$5
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(4)
Transfers out of Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans, mortgage loans of consolidated trusts and credit risk sharing securities issued under our Connecticut Avenue Securities series. Prices for these securities were obtained from multiple third-party vendors or dealers supported by market observable inputs. Transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.
The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended September 30, 2014
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$79	$185	$(5)	$39	$298
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2014	$—	$69	$—	$—	$69

	For the Nine Months Ended September 30, 2014
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$219	$620	$(69)	$363	$1,133
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2014	$—	$397	$—	$—	$397

	For the Three Months Ended September 30, 2013
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$62	$181	$(11)	$34	$266
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2013	$—	$97	$—	$—	$97

	For the Nine Months Ended September 30, 2013
	Interest Income	Fair Value Gains, net	Net OTTI	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income	$187	$342	$(20)	$40	$549
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2013	$—	$331	$—	$—	$331

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Nonrecurring Changes in Fair Value
The following tables display assets measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment) as of September 30, 2014 and December 31, 2013.

	Fair Value Measurements as of September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$87	$151	$238
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	16,771	16,771
Of consolidated trusts	—	—	56	56
Multifamily mortgage loans held for investment, at amortized cost	—	—	747	747
Acquired property, net:
Single-family	—	—	4,544	4,544
Multifamily	—	—	157	157
Other assets	—	—	39	39
Total nonrecurring fair value measurements	$—	$87	$22,465	$22,552

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$101	$132	$233
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	19,966	19,966
Of consolidated trusts	—	—	79	79
Multifamily mortgage loans held for investment, at amortized cost	—	—	1,533	1,533
Acquired property, net:
Single-family	—	—	4,041	4,041
Multifamily	—	—	98	98
Other assets	—	—	121	121
Total nonrecurring fair value measurements	$—	$101	$25,970	$26,071
_________

(1)	Excludes estimated recoveries from mortgage insurance proceeds.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	Fair Value Measurements as of September 30, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$98	Single Vendor	Prepayment Speed (%)	100.0			100.0
			Spreads (bps)	47.3	-	153.2	114.9
	56	Single Vendor
	136	Consensus	Prepayment Speed (%)	100.0			100.0
			Spreads (bps)	4.1	-	199.1	31.8
	34	Discounted Cash Flow	Prepayment Speed (%)	100.0			100.0
			Spreads (bps)	128.8			128.8
	1	Other
Total Agency	325
Alt-A private-label securities(3)	$70	Single Vendor	Default Rate (%)	7.2	-	15.9	9.5
			Prepayment Speed (%)	1.6	-	4.2	3.5
			Severity (%)	31.0	-	78.8	43.4
			Spreads (bps)	242.7	-	253.3	250.6
	127	Consensus	Default Rate (%)	4.2	-	13.4	5.3
			Prepayment Speed (%)	2.2	-	21.4	4.5
			Severity (%)	39.2	-	57.2	41.4
			Spreads (bps)	220.0	-	246.0	240.2
	353	Consensus
	110	Discounted Cash Flow	Default Rate (%)	8.0			8.0
			Prepayment Speed (%)	2.0			2.0
			Severity (%)	69.4			69.4
			Spreads (bps)	288.7			288.7
	35	Other
Total Alt-A private-label securities	695
Subprime private-label securities(3)	539	Consensus	Default Rate (%)	1.7	-	9.1	5.4
			Prepayment Speed (%)	1.2	-	5.5	2.4
			Severity (%)	34.6	-	94.3	79.0
			Spreads (bps)	245.0			245.0
	229	Consensus
	147	Discounted Cash Flow	Default Rate (%)	1.5			1.5
			Prepayment Speed (%)	2.2			2.2
			Severity (%)	62.0			62.0
			Spreads (bps)	245.0			245.0
	401	Other
Total subprime private-label securities	1,316
Mortgage revenue bonds	672	Discounted Cash Flow	Spreads (bps)	20.9	-	300.0	254.6
	21	Other
Total mortgage revenue bonds	693
Other	99	Discounted Cash Flow	Spreads (bps)	445.0			445.0
Total trading securities	$3,128

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$6	Other
Alt-A private-label securities(3)	353	Single Vendor	Default Rate (%)	1.9	-	24.1	5.1
			Prepayment Speed (%)	4.1	-	11.6	7.8
			Severity (%)	20.4	-	95.0	54.4
			Spreads (bps)	154.2	-	295.0	223.8
	1,242	Consensus	Default Rate (%)	0.1	-	28.5	5.7
			Prepayment Speed (%)	0.2	-	37.9	11.3
			Severity (%)	13.5	-	95.0	67.1
			Spreads (bps)	129.2	-	350.0	215.7
	915	Consensus
	467	Discounted Cash Flow	Default Rate (%)	1.5	-	13.5	3.4
			Prepayment Speed (%)	1.5	-	8.4	7.1
			Severity (%)	26.5	-	92.8	48.0
			Spreads (bps)	200.0	-	320.0	253.3
	519	Other
Total Alt-A private-label securities	3,496
Subprime private-label securities(3)	337	Single Vendor
	3,187	Consensus	Default Rate (%)	1.9	-	33.2	6.4
			Prepayment Speed (%)	0.2	-	14.4	2.8
			Severity (%)	39.7	-	95.0	82.8
			Spreads (bps)	135.0	-	245.0	197.7
	1,095	Consensus
	253	Discounted Cash Flow	Default Rate (%)	2.5	-	7.5	6.4
			Prepayment Speed (%)	1.4	-	8.4	2.3
			Severity (%)	64.9	-	95.0	70.4
			Spreads (bps)	135.0	-	250.0	217.8
	514	Other
Total subprime private-label securities	5,386
Mortgage revenue bonds	1,728	Single Vendor	Spreads (bps)	3.5	-	378.6	61.0
	557	Single Vendor
	1,963	Discounted Cash Flow	Spreads (bps)	3.5	-	604.6	244.6
	18	Other
Total mortgage revenue bonds	4,266
Other	666	Consensus	Default Rate (%)	0.0	-	8.5	4.3
			Prepayment Speed (%)	3.0	-	10.5	4.0
			Severity (%)	0.5	-	85.0	60.1
			Spreads (bps)	195.0	-	484.3	310.2
	558	Consensus
	632	Discounted Cash Flow	Default Rate (%)	3.0	-	5.0	4.9
			Prepayment Speed (%)	2.1	-	3.0	2.9
			Severity (%)	33.9	-	85.0	81.5
			Spreads (bps)	220.0	-	431.0	383.3
	887	Other
Total Other	2,743
Total available-for-sale securities	$15,897

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	$972	Build-Up	Default Rate (%)	0.0	-	98.0	15.2
			Prepayment Speed (%)	3.5	-	99.3	14.8
			Severity (%)	3.7	-	95.0	23.3
	260	Consensus
	409	Discounted Cash Flow	Default Rate (%)	1.2	-	14.6	5.8
			Prepayment Speed (%)	0.8	-	29.7	9.7
			Severity (%)	44.4	-	95.0	69.9
			Spreads (bps)	135.0	-	500.0	225.2
	52	Other
Total single-family	1,693
Multifamily	178	Build-Up	Spreads (bps)	49.0	-	285.4	116.5
Total mortgage loans of consolidated trusts	$1,871
Net derivatives	$(96)	Internal Model
	95	Dealer Mark
	(8)	Other
Total net derivatives	$(9)
Long-term debt:
Of Fannie Mae:
Senior floating	$(336)	Discounted Cash Flow
Total of Fannie Mae	(336)
Of consolidated trusts	(208)	Consensus
	(84)	Single Vendor
	(142)	Discounted Cash Flow	Default Rate (%)	1.3	-	12.8	3.7
			Prepayment Speed (%)	0.8	-	100.0	15.5
			Severity (%)	44.4	-	95.0	66.0
			Spreads (bps)	100.3	-	500.0	239.1
	(54)	Other
Total of consolidated trusts	(488)
Total long-term debt	$(824)

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
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013. The significant unobservable inputs related to these techniques primarily relate

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of
	Valuation Techniques	September 30, 2014	December 31, 2013
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$113	$132
	Build-Up	38	—
Total mortgage loans held for sale, at lower of cost or fair value		151	132
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	16,771	19,966
Of consolidated trusts	Internal Model	56	79
Multifamily mortgage loans held for investment, at amortized cost	Appraisals	16	39
	Broker Price Opinions	100	248
	Asset Manager Estimate	631	1,230
	Other	—	16
Total multifamily mortgage loans held for investment, at amortized cost		747	1,533
Acquired property, net:
Single-family	Accepted Offers	845	691
	Appraisals	1,611	1,077
	Walk Forwards	1,054	1,106
	Internal Model	909	1,049
	Other	125	118
Total single-family		4,544	4,041
Multifamily	Accepted Offers	5	24
	Appraisals	66	65
	Broker Price Opinions	86	9
Total multifamily		157	98
Other assets	Appraisals	2	26
	Internal Model	32	81
	Other	5	14
Total other assets		39	121
Total nonrecurring assets at fair value		$22,465	$25,970
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of September 30, 2014, these methodologies comprised approximately 78% of our valuations, while accepted offers comprised approximately 19% of our valuations. Based on the number of properties measured as of December 31, 2013, these methodologies comprised approximately 81% of our valuations, while accepted offers comprised approximately 16% of our valuations.
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
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of September 30, 2014 and December 31, 2013. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of September 30, 2014
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$44,847	$34,347	$10,500	$—	$—	$44,847
Federal funds sold and securities purchased under agreements to resell or similar arrangements	29,450	—	29,450	—	—	29,450
Trading securities	30,844	17,757	9,959	3,128	—	30,844
Available-for-sale securities	32,099	—	16,202	15,897	—	32,099
Mortgage loans held for sale	368	—	164	210	—	374
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	244,399	—	30,689	218,495	—	249,184
Of consolidated trusts	2,765,436	—	2,625,535	170,704	—	2,796,239
Mortgage loans held for investment	3,009,835	—	2,656,224	389,199	—	3,045,423
Advances to lenders	4,881	—	4,381	483	—	4,864
Derivative assets at fair value	1,256	—	7,333	125	(6,202)	1,256
Guaranty assets and buy-ups	223	—	—	676	—	676
Total financial assets	$3,153,803	$52,104	$2,734,213	$409,718	$(6,202)	$3,189,833

Financial liabilities:
Short-term debt:
Of Fannie Mae	$97,399	$—	$97,420	$—	$—	$97,420
Of consolidated trusts	1,804	—	—	1,804	—	1,804
Long-term debt:
Of Fannie Mae	377,553	—	387,920	942	—	388,862
Of consolidated trusts	2,724,724	—	2,752,301	16,457	—	2,768,758
Derivative liabilities at fair value	443	—	9,349	134	(9,040)	443
Guaranty obligations	404	—	—	1,811	—	1,811
Total financial liabilities	$3,202,327	$—	$3,246,990	$21,148	$(9,040)	$3,259,098

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $2.9 billion as of September 30, 2014 and $11.5 billion as of December 31, 2013. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above is $314.9 billion as of September 30, 2014 and $306.9 billion as of December 31, 2013.
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
Interest income for the mortgage loans is recorded in “Interest income—Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense—Long-term debt” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of September 30, 2014 and December 31, 2013.

	As of
	September 30, 2014			December 31, 2013
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$15,262	$5,204	$16,598	$14,268	$1,308	$14,976
Unpaid principal balance	14,829	5,188	15,229	14,440	1,290	13,988
__________

(1)
Includes nonaccrual loans with a fair value of $215 million and $196 million as of September 30, 2014 and December 31, 2013, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2014 and December 31, 2013 was $67 million and $74 million, respectively. Includes loans that are 90 days or more past due with a fair value of $272 million and $288 million as of September 30, 2014 and December 31, 2013, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2014 and December 31, 2013 was $74 million and $75 million, respectively.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $120 million and $85 million as of September 30, 2014 and December 31, 2013, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,
	2014			2013
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total (Losses) Gains
	(Dollars in millions)
Changes in instrument-specific credit risk	$67	$187	$254	$(94)	$1	$(93)
Other changes in fair value	(33)	(27)	(60)	143	(138)	5
Fair value (losses) gains, net	$34	$160	$194	$49	$(137)	$(88)

	For the Nine Months Ended September 30,
	2014			2013
	Loans	Long-Term Debt	Total Gains	Loans	Long-Term Debt	Total Losses
	(Dollars in millions)
Changes in instrument-specific credit risk	$92	$60	$152	$(93)	$(2)	$(95)
Other changes in fair value	461	(364)	97	(563)	267	(296)
Fair value (losses) gains, net	$553	$(304)	$249	$(656)	$265	$(391)
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
The time for further appeals has expired and this matter is concluded with respect to Fannie Mae.
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
In re Fannie Mae 2008 Securities Litigation
In a consolidated amended complaint filed on June 22, 2009, lead plaintiffs Massachusetts Pension Reserves Investment Management Board and Boston Retirement Board (for common shareholders) and Tennessee Consolidated Retirement System (for preferred shareholders) alleged that we, certain of our former officers, and certain of our underwriters violated Sections 12(a)(2) and 15 of the Securities Act of 1933. Lead plaintiffs also alleged that we, certain of our former officers, and our outside auditor, violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs sought various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On October 13, 2009, the court entered an order allowing FHFA to intervene.
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
On July 15, 2014, the parties reached an agreement in principle to settle this litigation. The proposed settlement amount did not have a material impact on our results of operations or financial condition. On October 24, 2014, lead plaintiffs filed a motion seeking preliminary approval of the settlement, certification of the settlement classes, and approval of a notice to be sent to class members.
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
On October 31, 2014, we reached an agreement in principle with the plaintiffs that would resolve this matter on behalf of all parties. The proposed settlement amount did not have any impact on our results of operations or financial condition.
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
We do not expect that the reasonably possible loss or range of loss arising from this litigation will have a material impact on our results of operations or financial condition.
Smith v. Fannie Mae
This individual securities action was originally filed on February 25, 2010, by plaintiff Edward Smith against Fannie Mae and certain of its former officers as well as several underwriters in the U.S. District Court for the Central District of California. On April 12, 2010, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on April 19, 2011, which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. Plaintiff filed a second amended complaint on March 2, 2012. On August 30, 2012, the court denied defendants’ motion to dismiss the second amended complaint, allowing plaintiff’s Securities Exchange Act claims premised on Fannie Mae’s subprime and Alt-A disclosures and risk management disclosures to proceed, but granted defendants’ motions to dismiss the state law claims. Fannie Mae filed its answer to the amended complaint on October 29, 2012.
We do not expect that the reasonably possible loss or range of loss arising from this litigation will have a material impact on our results of operations or financial condition.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Senior Preferred Stock Purchase Agreements Litigation
A number of putative class action lawsuits were filed in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, Treasury and Freddie Mac from July through September 2013 by shareholders of Fannie Mae and/or Freddie Mac challenging the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury. These lawsuits were consolidated and, on December 3, 2013, plaintiffs (preferred and common shareholders of Fannie Mae and/or Freddie Mac) filed a consolidated class action complaint in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, Treasury and Freddie Mac (“In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations”). The preferred shareholder plaintiffs allege that the August 2012 amendments to the terms of the senior preferred stock purchase agreements providing that Fannie Mae and Freddie Mac would pay dividends equal to their entire net worth (minus a specified capital reserve amount) (“the net worth sweep provisions”) nullified certain of the shareholders’ rights, particularly the right to receive dividends. The common shareholder plaintiffs allege that the August 2012 amendments constituted a taking of their property by requiring that all future profits of Fannie Mae and Freddie Mac be paid to Treasury. Plaintiffs allege claims for breach of contract and breach of the implied covenant of good faith and fair dealing against us, FHFA and Freddie Mac, a takings claim against FHFA and Treasury, and a breach of fiduciary duty claim derivatively on our and Freddie Mac’s behalf against FHFA and Treasury. Plaintiffs seek to represent several classes of preferred and/or common shareholders of Fannie Mae and/or Freddie Mac who held stock as of the public announcement of the August 2012 amendments. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
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
On September 30, 2014, the court dismissed both lawsuits. Plaintiffs in Arrowood Indemnity Company v. Fannie Mae filed a notice of appeal on October 9, 2014, and plaintiffs in In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations filed a notice of appeal on October 15, 2014. On October 27, 2014, the U.S. Court of Appeals for the D.C. Circuit consolidated these appeals with appeals in two other cases involving the same subject matter, but to which we are not a party.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Plaintiffs’ complaint alleges that FHFA’s directives ordering Fannie Mae and Freddie Mac to suspend payments to the Housing Trust Fund, and FHFA’s failure to review its decision to suspend payments once Fannie Mae’s and Freddie Mac’s financial circumstances changed, violated the Administrative Procedure Act. Plaintiffs request that the court: (1) vacate and set aside FHFA’s decision to indefinitely suspend payments by Fannie Mae and Freddie Mac to the Housing Trust Fund; (2) declare that FHFA’s actions violated the Administrative Procedure Act; (3) order FHFA to instruct Fannie Mae and Freddie Mac to proceed as if FHFA’s suspension of payments to the Housing Trust Fund had never taken place; and (4) award reasonable attorneys’ fees and costs to the plaintiffs. Plaintiffs filed an amended complaint on October 29, 2013. FHFA filed a motion to dismiss the amended complaint on December 6, 2013, and the court granted FHFA’s motion to dismiss on September 29, 2014.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2014, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2014 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2014 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2014 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2014 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2014 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2014 (“Third Quarter 2014 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2014 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Third Quarter 2014 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2014 Form 10-Q and had no objection to our filing the Third Quarter 2014 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since June 30, 2014 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2013 Form 10-K, our First Quarter 2014 Form 10-Q and our Second Quarter 2014 Form 10-Q. We also provide information regarding material legal proceedings in “Note 17, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. Except for matters that have been settled, we presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2013 Form 10-K, our First Quarter 2014 Form 10-Q or our Second Quarter 2014 Form 10-Q. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
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
As described in our 2013 Form 10-K, our First Quarter 2014 Form 10-Q and our Second Quarter 2014 Form 10-Q, twelve of these lawsuits were resolved in 2013 and the first and second quarters of 2014. The following additional lawsuits were resolved in the third quarter of 2014:

•
Goldman Sachs. On August 22, 2014, we and FHFA entered into a settlement agreement with Goldman Sachs & Co. and certain related entities resolving our claims in the Goldman Sachs case. Under the terms of the agreement, Goldman Sachs paid us approximately $1.0 billion in connection with releases and its purchase of specified securities that were the subject of our claims in the suit. On August 27, 2014, the district court entered a voluntary order dismissing the case.

•
HSBC. On September 12, 2014, we, along with FHFA and Freddie Mac, entered into a settlement agreement with HSBC North America Holdings Inc. and certain related entities resolving the HSBC North America Holdings Inc. case for a payment of $550 million. HSBC paid us $176 million of this amount in September 2014. On September 17, 2014, the district court entered a voluntary order dismissing the case.

The other two lawsuits filed by FHFA on our behalf remain pending.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2014, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia and the U.S. District Court for the Southern District of Iowa against the United States, Treasury and/or FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, as well as to FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury during conservatorship. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases pending before that court. The plaintiffs in each of the dismissed cases have filed a notice of appeal. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. The matters where Fannie Mae is a named defendant are described below and in “Note 17, Commitments and Contingencies.”

Fannie Mae is a nominal defendant in two actions filed against the United States in the U.S. Court of Federal Claims: Fisher v. United States of America, filed on December 2, 2013, and Rafter v. United States of America, filed on August 14, 2014. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter plaintiffs are pursing the claim directly against the United States. Plaintiffs in Rafter also allege a derivative claim that the government breached an implied contract with Fannie Mae’s Board of Directors by implementing the net worth sweep dividend provisions. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter seek just compensation to themselves on their constitutional claim and payment of damages to Fannie Mae on their derivative claim for breach of an implied contract. The United States filed a motion to dismiss the Fisher case on January 23, 2014; however, the court has stayed proceedings in this case until discovery in a related case, Fairholme Funds v. United States, is complete and the court sets a date for the Fairholme plaintiffs to respond to the government’s motion to dismiss filed in that case. In the Rafter case, the court has ordered the government to file a response to the complaint within sixty days after discovery is complete in the Fairholme Funds case.
LIBOR Lawsuit
On October 6, 2014, Fannie Mae filed an amended complaint in its lawsuit pending in the U.S. District Court for the Southern District of New York against Barclays Bank PLC, UBS AG, The Royal Bank of Scotland Group PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, Credit Suisse Group AG, Credit Suisse International, Bank of America Corp., Bank of America, N.A., Citigroup Inc., Citibank, N.A., J.P. Morgan Chase & Co., J.P. Morgan Chase Bank, N.A., Coöperative Centrale Raiffeisen-Boerenleenbank B.A., the British Bankers Association (“BBA”) and BBA LIBOR Ltd. alleging they manipulated LIBOR. The amended complaint alleges, among other things, that the banks submitted false borrowing costs to the BBA in order to suppress LIBOR. The amended complaint seeks compensatory and punitive damages based on claims for breach of contract, breach of the implied duty of good faith and fair dealing, unjust enrichment, fraud and conspiracy to commit fraud.
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

In May 2014, FHFA released its 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac. Although the strategic plan no longer involves specific steps to contract Fannie Mae’s and Freddie Mac’s market presence, it retains a goal focused on ways to bring additional private capital into the system in order to reduce taxpayer risk. In addition, the strategic plan includes a goal that involves working toward the development of the operational and systems capabilities to issue a single common security for Fannie Mae and Freddie Mac. We believe the development of a single common security would likely reduce, and could eliminate, the trading advantage Fannie Mae mortgage-backed securities have over Freddie Mac mortgage-backed securities. If this occurs, we believe it would negatively impact our ability to compete for mortgage assets in the secondary market, and therefore could adversely affect our results of operations.
In both the first and second sessions of the current Congress, members of Congress considered several bills to reform the housing finance system, including bills that, among other things, would require Fannie Mae and Freddie Mac to be wound down after a period of time and place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being wound down. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress or FHFA may also consider legislation or regulation aimed at increasing the competition we face or reducing our market share. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Business—Housing Finance Reform” in our 2013 Form 10-K, “Legislative and Regulatory Developments—Housing Finance Reform” in our First Quarter 2014 Form 10-Q and “Legislative and Regulatory Developments—Housing Finance Reform and the Role of the GSEs” in our Second Quarter 2014 Form 10-Q and in this report for more information about the Administration’s report and paper, and Congressional proposals regarding housing finance reform.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended September 30, 2014, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2014.

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

Date: November 6, 2014

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: November 6, 2014

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

FR020