Form 10-K
period 2014-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2015-02-20
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTC Bulletin Board on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4.5 billion.
As of January 31, 2015, there were 1,158,082,750 shares of common stock of the registrant outstanding.

i

TABLE REFERENCE

Table	Description	Page
1	Credit Statistics, Single-Family Guaranty Book of Business	5
2	Single-Family Acquisitions Statistics	6
3	Housing and Mortgage Market Indicators	15
4	Business Segment Revenues	19
5	Multifamily Housing Goals for 2012 to 2014	36
6	Housing Goals Performance	37
7	Summary of Consolidated Results of Operations	74
8	Analysis of Net Interest Income and Yield	76
9	Rate/Volume Analysis of Changes in Net Interest Income	77
10	Fair Value (Losses) Gains, Net	78
11	Total Loss Reserves	81
12	Changes in Combined Loss Reserves	82
13	Troubled Debt Restructurings and Nonaccrual Loans	83
14	Credit Loss Performance Metrics	84
15	Credit Loss Concentration Analysis	85
16	Single-Family Business Results	87
17	Multifamily Business Results	89
18	Capital Markets Group Results	91
19	Capital Markets Group’s Mortgage Portfolio Activity	93
20	Capital Markets Group’s Mortgage Portfolio Composition	94
21	Capital Markets Group’s Mortgage Portfolio	95
22	Summary of Consolidated Balance Sheets	96
23	Summary of Mortgage-Related Securities at Fair Value	97
24	Activity in Debt of Fannie Mae	100
25	Outstanding Short-Term Borrowings and Long-Term Debt	102
26	Outstanding Short-Term Borrowings	103
27	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	104
28	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	105
29	Contractual Obligations	105
30	Cash and Other Investments Portfolio	106
31	Fannie Mae Credit Ratings	107
32	Composition of Mortgage Credit Book of Business	113
33	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	114
34	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2014	117
35	Credit Risk Transferred Pursuant to CAS Issuances	118
36	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	120
37	Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications by Year	124
38	Delinquency Status and Activity of Single-Family Conventional Loans	126
39	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	127
40	Statistics on Single-Family Loan Workouts	129
41	Single-Family Troubled Debt Restructuring Activity	129

Table	Description	Page
42	Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	130
43	Single-Family Foreclosed Properties	131
44	Single-Family Foreclosed Property Status	132
45	Single-Family Acquired Property Concentration Analysis	132
46	Multifamily Lender Risk-Sharing	133
47	Multifamily Guaranty Book of Business Key Risk Characteristics	133
48	Multifamily Foreclosed Properties	134
49	Mortgage Insurance Coverage	138
50	Estimated Mortgage Insurance Benefit	139
51	Credit Loss Exposure of Risk Management Derivative Instruments	142
52	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	148
53	Derivative Impact on Interest Rate Risk (50 Basis Points)	149

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
Fannie Mae provides reliable, large-scale access to affordable mortgage credit and indirectly enables families to buy, refinance or rent homes. We securitize mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee, which we refer to as Fannie Mae MBS. One of our key functions is to evaluate, price and manage the credit risk on the loans and securities that we guarantee. We also purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date. We use the term “acquire” in this report to refer to both our securitizations and our purchases of mortgage-related assets. We obtain funds to support our business activities by issuing a variety of debt securities in the domestic and international capital markets, which attracts global capital to the United States housing market.
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will terminate, whether we will continue to exist following conservatorship, what changes to our business structure will be made during or following the conservatorship, or what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. In addition, our agreements with Treasury that provide for financial support include covenants that significantly restrict our business activities and provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, which continues to decrease annually until it reaches zero, allowing us to retain only a limited and decreasing amount of our net worth. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business under “Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future in “Executive Summary—Outlook” and “Risk Factors.” We discuss proposals for housing finance reform that could materially affect our business in “Housing Finance Reform.”
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

EXECUTIVE SUMMARY
Please read this Executive Summary together with our MD&A and our consolidated financial statements as of December 31, 2014 and related notes to the consolidated financial statements.
Our Strategy
We are focused on:

•	achieving strong financial and credit performance;

•	supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners;

•	serving customer needs and improving our business efficiency; and

•	helping to build a sustainable housing finance system.
Achieving strong financial and credit performance
We continued to achieve strong financial and credit performance in 2014:

•
Financial Performance. We reported net income of $14.2 billion and pre-tax income of $21.1 billion in 2014, compared with net income of $84.0 billion and pre-tax income of $38.6 billion in 2013. See “Summary of Our Financial Performance” below for an overview of our 2014 financial performance. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. For more information regarding our expectations for our future financial performance, see “Outlook—Financial Results” and “Outlook—Revenues” below.

•
Dividend Payments to Treasury. With our expected March 2015 dividend payment to Treasury, we will have paid a total of $136.4 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. See “Treasury Draws and Dividend Payments” and “Outlook—Dividend Obligations to Treasury” below for more information regarding our dividend payments to Treasury.

•
Book of Business and Credit Performance. Beginning in 2008, we made changes to strengthen our underwriting and eligibility standards that have improved the credit quality of our single-family guaranty book of business, and contributed to improvement in our credit performance. Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010, and was 1.89% as of December 31, 2014, compared with 2.38% as of December 31, 2013. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. See “Single-Family Guaranty Book of Business” below for information on the credit performance of the mortgage loans in our single-family guaranty book of business and on our single-family acquisitions for each of the last five years.

Our business model has changed significantly since we entered into conservatorship in 2008 and continues to evolve. To meet the requirements of our senior preferred stock purchase agreement with Treasury, our retained mortgage portfolio has declined substantially since entering conservatorship and will continue to decline until 2018, which has resulted in, and is expected to continue to result in, declines in our revenues from our retained mortgage portfolio assets. In addition, the amount of guaranty fee income we receive for managing the credit risk of loans in our book of business has increased significantly since entering into conservatorship and we expect will continue to increase. See “Outlook—Revenues” for more information on the shift in, and future expectations regarding, the sources of our revenue. Our business also continues to evolve as a result of our efforts to build a safer and sustainable housing finance system and to pursue the strategic goals identified by our conservator. For example, we have begun to transfer a portion of the existing credit risk on our single-family guaranty book of business in order to reduce the risk to taxpayers of future borrower defaults, and we expect to continue engaging in economically sensible ways to expand our offerings of credit risk transfer transactions in the future. See “Helping to Build a Sustainable Housing Finance System” for a discussion of our credit risk transfer transactions and other efforts to build a safer and sustainable housing finance system.
We remain under conservatorship and subject to the restrictions of the senior preferred stock purchase agreement with Treasury. As a result of the senior preferred stock purchase agreement and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero by 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. See “Conservatorship and Treasury Agreements” for more information regarding our conservatorship and our senior preferred stock purchase agreement with Treasury. In addition, the future of our company remains uncertain. Congress continues to consider options for reform of the housing finance system, including the GSEs, and we cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Housing Finance Reform” for information on recent proposals for housing finance reform.
Supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued our efforts to support the housing recovery in 2014. We remained the largest single issuer of mortgage-related securities in the single-family secondary market in 2014 and a continuous source of liquidity in the multifamily market. We also continued to help struggling homeowners. In 2014, we provided approximately 165,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
Serving customer needs and improving our business efficiency
We are undertaking various initiatives to better serve our customers’ needs and improve our business efficiency, including: revising and clarifying our representation and warranty framework to reduce lenders’ repurchase risk; simplifying our business processes; and updating our infrastructure. We discuss these initiatives in “Serving Customer Needs and Improving Our Business Efficiency” below.
Helping to build a sustainable housing finance system
We continued to help lay the foundation for a safer and sustainable housing finance system in 2014. Our efforts included pursuing the strategic goals and objectives identified by our conservator, as well as investing in enhancements to our business and infrastructure. We discuss these efforts in “Helping to Build a Sustainable Housing Finance System” below.
Summary of Our Financial Performance
Comprehensive Income
We recognized comprehensive income of $14.7 billion in 2014, consisting of net income of $14.2 billion and other comprehensive income of $530 million. In comparison, we recognized comprehensive income of $84.8 billion in 2013, consisting of net income of $84.0 billion and other comprehensive income of $819 million. The decrease in comprehensive income was primarily driven by a provision for federal income taxes of $6.9 billion in 2014 compared to a benefit for federal income taxes of $45.4 billion in 2013 primarily due to the release of our valuation allowance against our deferred tax assets in the first quarter of 2013. See “MD&A—Critical Accounting Polices and Estimates—Deferred Tax Assets” for additional information.
Our 2014 pre-tax income was $21.1 billion, compared with $38.6 billion in 2013. The decrease in our pre-tax income was primarily due to a decrease in credit-related income and a shift to fair value losses from fair value gains.
Credit-related income decreased to $3.8 billion in 2014 from $11.8 billion in 2013. This decrease was primarily attributable to home prices increasing at a slower pace in 2014 as compared with 2013. In addition, 2013 credit-related income benefited from foreclosed property income primarily due to the recognition of income related to compensatory fee arrangements.
Fair value losses of $4.8 billion in 2014 were primarily driven by a decline in longer-term swap rates in 2014. Fair value gains of $3.0 billion in 2013 were primarily driven by an increase in longer-term swap rates in 2013.
Our results included pre-tax income of $5.7 billion in each of 2014 and 2013 as a result of resolution agreements we reached relating to private-label mortgage-related securities (“PLS”) sold to us, representation and warranty matters, and compensatory fees.
We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and certain securities. The estimated fair value of our derivatives and securities may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage spreads and implied volatility, as well as activity related to these financial instruments. We use derivatives to manage the interest rate risk exposure of our net portfolio, which consists of our retained mortgage portfolio, cash and other investments portfolio, and our outstanding debt of Fannie Mae. Some of these financial instruments in our net portfolio are not recorded at fair value in our consolidated financial statements, and as a result we may experience accounting gains or losses due to changes in interest rates or other market conditions that may not be indicative of the economic interest rate risk exposure of our net portfolio. See “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” for more information. In addition, our credit-related income or expense can vary substantially from period to period primarily due to changes in home prices, borrower payment behavior and economic conditions.
See “MD&A—Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth decreased to $3.7 billion as of December 31, 2014 from $9.6 billion as of December 31, 2013 primarily due to our payments to Treasury of $20.6 billion in senior preferred stock dividends, partially offset by our comprehensive income of $14.7 billion during 2014.
The dividend amount payable to Treasury on the senior preferred stock for each dividend period from January 1, 2013 through and including December 31, 2017 is the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was $2.4 billion for dividend periods in 2014 and further decreased to $1.8 billion for dividend periods in 2015. Our expected dividend payment of $1.9 billion for the first quarter of 2015 is calculated based on our net worth of $3.7 billion as of December 31, 2014 less the applicable capital reserve amount of $1.8 billion.
Single-Family Guaranty Book of Business
Credit Performance
We continued to achieve strong credit performance in 2014. In addition to acquiring loans with strong credit profiles, as we discuss below in “Recently Acquired Single-Family Loans,” we continued to execute on our strategies for reducing credit losses, such as helping eligible Fannie Mae borrowers with high loan-to-value (“LTV”) ratio loans refinance into more sustainable loans through the Obama Administration’s Home Affordable Refinance Program® (“HARP®”), offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our real estate owned (“REO”) inventory to appropriately manage costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist struggling homeowners, help stabilize communities and support the housing market.
Table 1 presents information for each of the last three years about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to both home retention solutions (loan modifications and other solutions that enable a borrower to stay in his or her home) and foreclosure alternatives (short sales and deeds-in-lieu of foreclosure). The workout information in Table 1 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 1: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2014	2013	2012
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	1.89%	2.38%	3.29%
Seriously delinquent loan count	329,590	418,837	576,591
Foreclosed property inventory:
Number of properties(3)	87,063	103,229	105,666
Carrying value	$9,745	$10,334	$9,505
Total loss reserves(4)	$37,762	$46,689	$61,396
During the period:
Credit-related income(5)	$3,625	$11,205	$919
Credit losses(6)	$5,978	$4,452	$14,392
REO net sales prices to unpaid principal balance(7)	69%	67%	59%
Short sales net sales price to unpaid principal balance(8)	72%	67%	61%
Loan workout activity (number of loans):
Home retention loan workouts(9)	130,132	172,029	186,741
Short sales and deeds-in-lieu of foreclosure	34,480	61,949	88,732
Total loan workouts	164,612	233,978	275,473
Loan workouts as a percentage of delinquent loans in our guaranty book of business	23.20%	29.20%	26.38%
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

(3)
Includes held-for-use properties (properties that we do not intend to sell or that are not ready for immediate sale in their current condition), which are reported in our consolidated balance sheets as a component of “Other assets,” and acquisitions through deeds-in-lieu of foreclosure.

(4)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(5)	Consists of (a) the benefit for credit losses and (b) foreclosed property (expense) income.

(6)
Consists of (a) charge offs, net of recoveries and (b) foreclosed property expense (income), adjusted to exclude the impact of fair value losses resulting from credit impaired loans acquired from MBS trusts.

(7)
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

(8)
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

(9)
Consists of (a) modifications (which do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings (“TDRs”), or repayment plans or forbearances that have been initiated but not completed) and (b) repayment plans and forbearances completed. See “Table 40: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

Beginning in 2008, we took actions to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. These actions have improved the credit quality of our book of business and contributed to improvement in our credit performance. For information on the credit risk profile of our single-family guaranty book of business, see “MD&A—Risk Management—Credit Risk Management—

Single-Family Mortgage Credit Risk Management,” including “Table 36: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.”
We continue to experience disproportionately higher credit losses and serious delinquency rates from single-family loans originated in 2005 through 2008 than from loans originated in other years. Single-family loans originated in 2005 through 2008 constituted 12% of our single-family book of business as of December 31, 2014, but constituted 59% of our seriously delinquent loans as of December 31, 2014 and drove 75% of our 2014 credit losses. For information on the credit performance of our single-family book of business based on loan vintage, see “Table 15: Credit Loss Concentration Analysis” in “MD&A—Consolidated Results of Operations—Credit-Related Income—Credit Loss Performance Metrics” and “Table 39: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis” in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” For information on certain credit characteristics of our single-family book of business based on the period in which we acquired the loans, see “Table 33: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period” in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
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
Recently Acquired Single-Family Loans
Table 2 below displays information regarding our average charged guaranty fee on and select risk characteristics of the single-family loans we acquired in each of the last five years. Table 2 also displays the volume of our single-family Fannie Mae MBS issuances for these periods, which is indicative of the volume of single-family loans we acquired in these periods.
Table 2: Single-Family Acquisitions Statistics

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	62.9	57.4	39.9	28.8	25.7
Single-family Fannie Mae MBS issuances	$375,676	$733,111	$827,749	$564,606	$603,247
Select risk characteristics of single-family conventional acquisitions:(3)
Weighted average FICO® credit score at origination	744	753	761	762	762
FICO credit score at origination less than 660	7%	5%	3%	2%	2%
Weighted average original LTV ratio(4)	77%	76%	75%	69%	68%
Original LTV ratio over 80%(4)(5)	32%	29%	25%	18%	16%
Original LTV ratio over 95%(4)(6)	4%	10%	11%	4%	3%
Loan purpose:
Purchase	52%	30%	21%	24%	22%
Refinance	48%	70%	79%	76%	78%
__________

(1)
For the periods 2012 forward, includes the impact of a 10 basis point guaranty fee increase implemented in April 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized in “TCCA fees.”

(2)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(3)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

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

(6)
Approximately 79% of the greater than 95% LTV ratio loans we acquired in 2014 were acquired pursuant to HARP. See “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” for information on HARP loans.

As shown in Table 2, our single-family average charged guaranty fee on new acquisitions has increased significantly since 2012, driven by guaranty fee increases implemented in 2012 and increases in loan level price adjustments charged on our acquisitions, as our acquisitions in 2013 and 2014 included a higher proportion of loans with higher LTV ratios and a higher proportion of loans with lower FICO credit scores than our 2010, 2011 and 2012 acquisitions. Loan level price adjustments refer to one-time cash fees that we charge at the time we initially acquire a loan based on the credit characteristics of the loan. The guaranty fee increases implemented in 2012 included a 10 basis point increase implemented pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”), the incremental revenue from which must be remitted to Treasury. See “Our Charter and Regulation of Our Activities—Potential Changes to Our Single-Family Guaranty Fee Pricing” for information on potential future changes to our guaranty fee pricing.
The increase in our average charged guaranty fee on newly-acquired single-family loans in 2014 as compared with 2013 was driven primarily by an increase in loan level price adjustments charged on our acquisitions in 2014, as these acquisitions included a higher proportion of loans with higher LTV ratios and a higher proportion of loans with lower FICO credit scores than our 2013 acquisitions. The increase in our acquisitions of loans with higher LTV ratios in 2014 as compared with 2013 was primarily due to a decline in the percentage of our acquisitions consisting of refinance loans and a corresponding increase in the percentage of our acquisitions consisting of home purchase loans, which typically have higher LTV ratios than non-HARP refinance loans. Despite this shift in the credit risk profile of our acquisitions, the single-family loans we acquired in 2014 continued to have a strong credit profile, with a weighted average original LTV ratio of 77% and a weighted average FICO credit score of 744. For more information on the credit risk profile of our single-family conventional loan acquisitions in 2014, 2013 and 2012, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 36: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.”
Our single-family acquisition volume and single-family Fannie Mae MBS issuances decreased significantly in 2014 compared with 2013; however, liquidations of loans from our single-family guaranty book of business also declined due to lower refinance activity. Accordingly, the size of our single-family guaranty book of business remained relatively flat.
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
Providing Targeted Access to Credit Opportunities for Creditworthy Borrowers
Pursuant to FHFA’s 2015 conservatorship scorecard and our statutory mission, we are continuing to work to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of our applicable credit requirements and risk management practices. As part of this effort, we are encouraging lenders to originate loans across the full range of credit eligibility for those borrowers meeting our credit requirements. Some actions we are taking in this regard include: providing additional clarity regarding seller and servicer representations and warranties and remedies for poor performance; making new quality control tools available to lenders; conducting increased outreach to lenders and other industry stakeholders to increase awareness of our available products and programs; and conducting consumer research to provide industry partners with information to support their efforts to reach underserved market segments.
In addition, in December 2014, we changed our eligibility requirements to increase our maximum LTV ratio for loans to first-time home buyers from 95% to 97%. We previously acquired loans with LTV ratios up to 97% from all lenders, but in late 2013, we changed our eligibility requirements to reduce our maximum LTV ratio to 95% for non-HARP acquisitions from lenders other than housing finance agencies, effective for acquisitions beginning in July 2014. Although higher LTV ratio loans typically present a higher credit risk than lower LTV ratio loans, we believe our acquisition of single-family loans with

95.01% to 97% LTV ratios will not materially affect our overall credit risk due to our requirements for these loans and our expectation that they will constitute a small portion of our overall acquisition volumes. Our requirements for these loans include compensating factors and risk mitigants, which reduce risk layering. For purchase transactions, at least one borrower on the loan must be a first-time home buyer and occupy the property as his or her principal residence. In some cases, we also require the borrower to receive housing counseling before obtaining the loan. Eligibility for refinance transactions is limited to existing Fannie Mae loans to provide support for borrowers who may not otherwise be eligible for our Refi PlusTM initiative. For both purchase and refinance loans, the loans must have fixed-rate terms and must be underwritten through Desktop Underwriter®, our proprietary automated underwriting system. Desktop Underwriter provides a comprehensive credit risk assessment on loan applications submitted through the system, assessing risk layers and compensating factors, and denying loan applications that do not meet our eligibility requirements. We require mortgage insurance or other appropriate credit enhancement for all non-HARP loans with LTV ratios greater than 80%.
To the extent we are able to encourage lenders to increase access to mortgage credit, we may acquire a greater number of single-family loans with higher risk characteristics than we have acquired in the most recent periods; however, we believe our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design. We actively monitor the credit risk profile and credit performance of our single-family loan acquisitions.
Contributions to the Housing and Mortgage Markets
Liquidity and Support Activities
As the largest provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During 2014, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $434 billion in liquidity to the mortgage market in 2014 through our purchases and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 937,000 mortgage refinancings and approximately 887,000 home purchases, and provided financing for approximately 446,000 units of multifamily housing.

•
Our role in the market enables qualified borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided approximately 165,000 loan workouts in 2014 to help homeowners stay in their homes or otherwise avoid foreclosure. Our loan workout efforts have helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. We acquired approximately 302,000 Refi Plus loans in 2014. Refinancings delivered to us through Refi Plus in the fourth quarter of 2014 reduced borrowers’ monthly mortgage payments by an average of $172.

•	We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed in 2014 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in “Business Segments—Capital Markets.”

2014 Market Share
We estimate that our single-family market share was 32% in 2014, compared with 39% in 2013. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Because our estimate of mortgage originations in prior periods is subject to change as additional data become available, these market share estimates may change in the future, perhaps materially.
We remained the largest single issuer of mortgage-related securities in the secondary market during the fourth quarter of 2014, with an estimated market share of new single-family mortgage-related securities issuances of 40%, compared with 38%

in the third quarter of 2014 and 46% in the fourth quarter of 2013. For all of 2014, we estimate our market share of new single-family mortgage-related securities issuances was 40%, compared with 47% for 2013.
We remained a continuous source of liquidity in the multifamily market in 2014. We owned or guaranteed approximately 19% of the outstanding debt on multifamily properties as of September 30, 2014 (the latest date for which information is available).
Serving Customer Needs and Improving Our Business Efficiency
We are undertaking various initiatives to better serve our customers’ needs and improve our business efficiency. We are committed to providing our lender partners with the products, services and tools they need to serve the market efficiently and profitably. To further this commitment, we are focused on revising and clarifying our representation and warranty framework to reduce lenders’ repurchase risk, and making our customers’ interactions with us simpler and more efficient.
We have taken several actions in recent years to improve our representation and warranty framework and help lenders reduce their repurchase risk relating to loans they deliver to us, including:

•
Revising our representation and warranty framework in 2013 to limit our ability to require lenders to repurchase loans for breaches of certain selling representations and warranties, effective for loans delivered on or after January 1, 2013 that have had 36 timely payments (or 12 timely payments for Refi Plus loans) and meet other eligibility requirements. We further revised our representation and warranty framework in 2014 to relax the timely payment requirement effective for conventional loans delivered on or after July 1, 2014 to permit two instances of 30-day delinquency, and to allow loans to qualify for relief after satisfactory conclusion of a quality control review.

•
Providing lenders with greater clarity on the circumstances that would result in a loan repurchase request. For example, in November 2014, we issued a lender announcement updating and clarifying aspects of our new representation and warranty framework, particularly relating to the “life of loan” representations and warranties that are not eligible for repurchase relief.

•	Expediting our review of newly acquired performing loans to identify loan defects earlier, and making more frequent use of the alternatives to repurchase specified in our Selling Guide.

•
Offering lenders new, innovative tools to help them ensure the quality of the loans they deliver to us. These tools include EarlyCheckTM, which enables early validation of loan delivery eligibility, allowing lenders to make corrections and avoid the delivery of ineligible loans, and Collateral UnderwriterTM, which gives lenders access to the same appraisal review tool we use so that they can address potential appraisal issues prior to delivery of the loan to us.

•	Providing lenders with training and feedback to help them resolve origination issues and reduce loan origination defects.
We believe these actions have significantly reduced uncertainty surrounding lenders’ repurchase risk relating to loans they deliver to us, and our intention is that these actions will encourage lenders to safely expand their lending to a wider range of qualified borrowers. We continue to consider new ways to reduce or clarify lenders’ repurchase risk. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” for further discussion of changes to our representation and warranty framework and actions we have taken to reduce and clarify lenders’ repurchase risk.
We are also working on a multi-year effort to improve our business efficiency and agility through simplification of our business processes and enhancements to our infrastructure. Many of these improvements are also designed to enhance our customers’ experience when doing business with us, including making our customers’ interactions with us simpler and more efficient. These efforts include replacing some of our systems with simpler, more automated infrastructure that will enable us to more efficiently process transactions and manage our book of business, as well as to better adapt to industry and regulatory changes in the future. We are also working on implementing infrastructure improvements to support the integration of our business with the common securitization platform and our ability to issue a single common security, which we describe below under “Helping to Build a Sustainable Housing Finance System.”

Helping to Build a Sustainable Housing Finance System
We have invested significant resources towards helping to build a safer and sustainable housing finance system, primarily through pursuing the strategic goals identified by our conservator. FHFA’s current strategic goals are to:

•
Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets.

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market.

•	Build a new single-family securitization infrastructure for use by Fannie Mae and Freddie Mac and adaptable for use by other participants in the secondary market in the future.
Beginning in 2012, FHFA has released annual corporate performance objectives for Fannie Mae and Freddie Mac, referred to as the conservatorship scorecard, which detail specific priorities for implementing FHFA’s strategic goals. FHFA released its 2014 conservatorship scorecard in May 2014, and its 2015 conservatorship scorecard in January 2015. Both FHFA’s 2014 and 2015 conservatorship scorecards include objectives designed to further the goal of reforming the housing finance system. We describe below some of the initiatives we are undertaking pursuant to the mandates of the scorecards in order to build the policies and infrastructure for a sustainable housing finance system.
Representation and Warranty Framework. FHFA’s 2014 and 2015 conservatorship scorecards include an objective relating to improving the representation and warranty framework for mortgage originations. We discuss actions we have taken to improve this framework and reduce lenders’ repurchase risk relating to loans they deliver to us under “Serving Customer Needs and Improving Our Business Efficiency” above.
Credit Risk Transfer Transactions. FHFA’s 2014 and 2015 conservatorship scorecards include objectives relating to credit risk transfer transactions. The goal of these transactions is, to the extent economically sensible, to transfer a limited portion of the existing credit risk on a portion of our single-family guaranty book of business in order to reduce the risk to taxpayers of future borrower defaults. We completed a total of five Connecticut Avenue SecuritiesTM (“CAS”) credit risk transfer transactions in 2013 and 2014, which transferred some of the credit risk on single-family mortgages with an unpaid principal balance of $249.0 billion. While these transactions have been relatively small compared to our overall mortgage credit risk exposure, we believe they have attracted broad interest in the private market. We currently intend to complete additional CAS transactions in 2015. In addition to our CAS transactions, we executed additional types of risk sharing transactions in 2014. We expect to continue engaging in economically sensible ways to expand our offerings of credit risk transfer transactions in the future. See “Business Segments—Single-Family Business—Single-Family Credit Risk Transfer Transactions” and “MD&A—Risk Management—Credit Risk Management” for more information on these transactions.
Mortgage Insurance. FHFA’s 2014 conservatorship scorecard includes an objective relating to finalizing mortgage insurance master policies and enhanced mortgage insurer eligibility requirements. FHFA’s 2015 conservatorship scorecard includes an objective relating to implementing final mortgage insurer eligibility requirements. These reforms are intended to strengthen our mortgage insurer counterparties and reduce the risk to taxpayers of future defaults by mortgage insurers on their obligations to the GSEs. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for a description of these new policies and requirements.
Common Securitization Platform. FHFA’s 2014 and 2015 conservatorship scorecards include objectives relating to the development of a common securitization platform that is intended to replace certain elements of Fannie Mae’s and Freddie Mac’s proprietary systems for securitizing mortgages and performing associated back office and administrative functions. In October 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company formed to design, develop, build and ultimately operate the platform. We continue to work with FHFA, Freddie Mac and CSS on building and testing the common securitization platform, as well as on implementing required changes to our systems and operations to integrate with the common securitization platform. We expect it will be a number of years before CSS will have sufficient operational capabilities to serve its intended purpose as a common securitization platform for us and Freddie Mac. See “Housing Finance Reform—Conservator Developments” for more information on the progress of the common securitization platform initiative.
Single Common Security. FHFA’s 2014 and 2015 conservatorship scorecards include objectives relating to the development of a single common mortgage-backed security for Fannie Mae and Freddie Mac. FHFA believes a single common security would increase liquidity in the housing finance market. The development of the single common security is expected to be a multi-year initiative. See “Housing Finance Reform—Conservator Developments” for information on FHFA’s single security proposal and “Risk Factors” for a discussion of the risks to our business associated with a single common security for Fannie Mae and Freddie Mac.

Mortgage Data Standardization Initiatives. FHFA’s 2014 and 2015 conservatorship scorecards include objectives relating to support of mortgage data standardization initiatives. These initiatives are designed to improve the accuracy and quality of loan data through the mortgage lifecycle with the development and implementation of the uniform data standards for single-family mortgages.
For more information on FHFA’s 2014 conservatorship scorecard objectives and our performance against these objectives, see “Executive Compensation—Compensation Discussion and Analysis—Determination of 2014 Compensation—Assessment of Corporate Performance on 2014 Conservatorship Scorecard.” For more information on FHFA’s 2015 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 20, 2015.
We are also working on additional related initiatives to help prepare our business and infrastructure for potential future changes in the structure of the U.S. housing finance system and to help ensure our safety and soundness. These projects will likely take a number of years to implement. See “Serving Customer Needs and Improving Our Business Efficiency” above for a description of some of these initiatives.
We are devoting significant resources to and incurring significant expenses in implementing FHFA’s objectives and these additional related initiatives. As described in “Risk Factors,” the magnitude of the many new initiatives we are undertaking may increase our operational risk.
Treasury Draws and Dividend Payments
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
From 2008 through 2014, we paid a total of $134.5 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
The Director of FHFA directs us on a quarterly basis to make dividend payments on the senior preferred stock. In March 2015, we expect to pay Treasury additional senior preferred stock dividends of $1.9 billion for the first quarter of 2015.
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
We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Housing Finance Reform” for a discussion of proposals for reform of the housing finance system, including the GSEs, that could materially affect our business, including proposals to wind down Fannie Mae and Freddie Mac. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.
Financial Results. Our financial results continued to be strong in 2014, with pre-tax income of $21.1 billion and net income of $14.2 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, we expect our earnings in future years will be substantially lower than our earnings for 2014, primarily due to our expectation of substantially lower income from resolution agreements, continued declines in net interest income from our retained mortgage portfolio assets and lower credit-related income. In addition, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business;

and economic and housing market conditions. Our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.
As noted under “Dividend Obligations to Treasury” below, under the terms of the senior preferred stock, our capital reserve will decline by $600 million each year until it reaches zero in 2018. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our declining capital reserve, our expectation of substantially lower earnings in future years than our earnings for 2014, and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter, particularly as our capital reserve approaches zero. If that were to occur, we would be required to draw additional funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership. See “Risk Factors” for a discussion of the risks associated with our declining capital reserves.
Revenues. We currently have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). In recent years, an increasing portion of our net interest income has been derived from guaranty fees rather than from our retained mortgage portfolio assets, due to the shrinking of our retained mortgage portfolio and the impact of guaranty fee increases. We estimate that the portion of our net interest income derived from guaranty fees on loans underlying our Fannie Mae MBS increased from more than one-third in 2013 to approximately half in 2014. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.
The decrease in the balance of mortgage assets held in our retained mortgage portfolio contributed to a decline in our net interest income and revenues in 2014 as compared with 2013. We expect continued decreases in the size of our retained mortgage portfolio, which will continue to negatively impact our net interest income and revenues; however, we also expect increases in our guaranty fee revenues will partially offset the negative impact of the decline in our retained mortgage portfolio. We expect our guaranty fee revenues to increase over the long term, as loans with lower guaranty fees liquidate from our book of business and are replaced with new loans with higher guaranty fees. The extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future, including any directive we receive from FHFA to change our guaranty fee pricing; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio, including the pace at which we are required by our conservator to reduce the size of our portfolio and the types of assets we are required to sell; economic and housing market conditions, including changes in interest rates; our market share; and legislative and regulatory changes.
Dividend Obligations to Treasury. We expect to retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $1.8 billion for each quarter of 2015 and continues to decrease by $600 million annually until it reaches zero in 2018.
As described in “Legal Proceedings” and “Note 19, Commitments and Contingencies,” several lawsuits have been filed by preferred and common stockholders of Fannie Mae and Freddie Mac against the United States, Treasury and/or FHFA challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac, including challenges to the net worth sweep dividend provisions of the senior preferred stock. We cannot predict the course or the outcome of these lawsuits, or the actions the U.S. government (including Treasury or FHFA) may take in response to any ruling or finding in any of these lawsuits.
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
We forecast that total originations in the U.S. single-family mortgage market in 2015 will increase from 2014 levels by approximately 7% from an estimated $1.19 trillion in 2014 to $1.28 trillion in 2015, and that the amount of originations in the

U.S. single-family mortgage market that are refinancings will increase from an estimated $516 billion in 2014 to $574 billion in 2015.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 4.7% in 2014. We expect a lower rate of home price appreciation in 2015 than in 2014. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-backed securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic and political conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $5.9 billion in 2014, up from $4.5 billion in 2013 and down from $14.6 billion in 2012. Our credit losses increased in 2014 compared with 2013 primarily due to a lower level of credit loss recoveries in 2014 compared with 2013. We expect our credit losses in 2015 will be higher than 2014 levels because we expect our approach to implementing the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02 in 2015 will increase our credit losses for 2015 from what they otherwise would be. We expect our credit losses to resume their downward trend beginning in 2016. See “Our Charter and Regulation of Our Activities—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” for further information about this Advisory Bulletin.
Loss Reserves. Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves were $38.2 billion as of December 31, 2014, down from $47.3 billion as of December 31, 2013. As described in “Our Charter and Regulation of Our Activities—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans,” our approach to implementing the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02 on January 1, 2015 will result in a decrease to our allowance for loan losses as of that date of approximately $2 billion to eliminate the allowance for loan losses on the charged-off loans, which will be reflected in our financial results for the first quarter of 2015. Although our loss reserves have declined substantially from their peak and are expected to decline further, we expect our loss reserves will remain elevated relative to the levels experienced prior to the 2008 housing crisis for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default.
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, the level and sources of our future revenues and net interest income, our future dividend payments to Treasury, the level and credit characteristics of, and the credit risk posed by, our future acquisitions, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future single-family loan delinquency and severity rates, future mortgage originations, future refinancings, future home prices and future conditions in the multifamily market. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing, including any directive from FHFA to change our guaranty fee pricing, and the impact of that pricing on our guaranty fee revenues and competitive environment; our future serious delinquency rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; future legislative or regulatory requirements or changes that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program or the enactment of housing finance reform legislation; actions we may be required to take by FHFA, as our conservator or as our regulator, such as changes in the type of business we do; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loans; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the fair value of our assets and liabilities; changes in generally accepted accounting principles (“GAAP”); credit availability; global political risks; natural disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

RESIDENTIAL MORTGAGE MARKET

The U.S. Residential Mortgage Market
We conduct business in the U.S. residential mortgage market and the global securities market. According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $9.9 trillion of single-family mortgage debt outstanding, was estimated to be approximately $10.8 trillion as of September 30, 2014 (the latest date for which information is available). We owned or guaranteed mortgage assets representing approximately 29% of total U.S. residential mortgage debt outstanding as of September 30, 2014.
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
Housing and Mortgage Market and Economic Conditions
According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 2.4% in 2014, compared with an increase of 2.2% in 2013. According to the U.S. Bureau of Labor Statistics as of January 2015, the economy created an estimated 3.2 million non-farm jobs in 2014 and 2.4 million non-farm jobs in 2013. The unemployment rate declined to 5.6% in December 2014 from 6.7% in December 2013. In January 2015, non-farm payrolls increased by 257,000 jobs, and the unemployment rate increased to 5.7%.
The most comprehensive measure of the unemployment rate, which includes those working part-time who would rather work full-time (part-time workers for economic reasons) and those not looking for work but who want to work and are available for work (discouraged workers), declined to 11.2% in December 2014 from 13.1% in December 2013.
Housing activity was mixed in 2014 as compared with 2013. Total existing home sales of 4.9 million units in 2014 represent a decrease of 3.1% from 2013, compared with a 9.2% increase in 2013, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 11% of existing home sales in December 2014, compared with 14% in December 2013. According to the U.S. Census Bureau, new single-family home sales increased 1.2% in 2014, after increasing by 16.6% in 2013. Homebuilding activity continued to increase in 2014, as single-family housing starts rose approximately 5% in 2014, compared with an increase of 15% in 2013. Multifamily starts rose approximately 16% in 2014, compared with an increase of 25% in 2013.
At the end of 2014, the number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes were each below their historical average. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 5.5 months as of December 31, 2014, compared with 5.1 months as of December 31, 2013. According to the National Association of REALTORS®, the months’ supply of existing unsold homes was 4.4 months as of December 31, 2014, compared with a 4.6 months’ supply as of December 31, 2013.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained historically high at 4.7% as of September 30, 2014 (the latest date for which information is available), according to the Mortgage Bankers Association National Delinquency Survey, compared with 5.4% as of December 31, 2013. We provide information about Fannie Mae’s serious delinquency rate, which also decreased during 2014, in “Executive Summary—Single-Family Guaranty Book of Business—Credit Performance.”
Despite recent improvement in the housing market and declining delinquency rates, approximately one out of twelve borrowers was delinquent or in foreclosure during the third quarter of 2014, according to the Mortgage Bankers Association National Delinquency Survey.

Table 3 displays several key indicators related to the total U.S. residential mortgage market.
Table 3: Housing and Mortgage Market Indicators(1)

				% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Home sales (units in thousands)	5,365	5,519	5,028	(2.8)%	9.8%
New home sales	435	429	368	1.2	16.6
Existing home sales	4,930	5,090	4,660	(3.1)	9.2
Home price change based on Fannie Mae Home Price Index (“HPI”)(2)	4.7%	8.0%	4.1%
Annual average fixed-rate mortgage interest rate(3)	4.2%	4.0%	3.7%
Single-family mortgage originations (in billions)	$1,193	$1,866	$2,154	(36.1)	(13.4)
Type of single-family mortgage origination:
Refinance share	43%	60%	72%
Adjustable-rate mortgage share	9%	7%	5%
Total U.S. residential mortgage debt outstanding (in billions)(4)	$10,824	$10,819	$10,877	*	(0.5)
__________

*	Represents less than 0.05%.

(1)
The sources of the housing and mortgage market data in this table are the Federal Reserve Board, the U.S. Census Bureau, the Department of Housing and Urban Development, the National Association of REALTORS® and the Mortgage Bankers Association. Home sales data are based on information available through December 2014. Single-family mortgage originations, as well as refinance shares, are based on February 2015 estimates from Fannie Mae’s Economic & Strategic Research group. The adjustable-rate mortgage share is based on the number of conventional mortgage applications data reported by the Mortgage Bankers Association. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

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

(3)	Based on the annual average 30-year fixed-rate mortgage interest rate reported by Freddie Mac.

(4)	U.S. residential mortgage debt outstanding information for 2014 is provided as of September 30, 2014, the latest date for which information is available.
Based on our home price index, we estimate that home prices on a national basis increased by 4.7% in 2014, following increases of 8.0% in 2013 and 4.1% in 2012. Despite the recent increases in home prices, we estimate that, through December 31, 2014, home prices on a national basis remained 10.1% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their mortgage principal balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc., the number of residential properties with mortgages in a negative equity position in the third quarter of 2014 was approximately 5.1 million, down from 6.5 million in the third quarter of 2013. The percentage of properties with mortgages in a negative equity position in the third quarter of 2014 was 10.3%, down from 13.3% in the third quarter of 2013.
Thirty-year fixed-rate mortgage rates declined during the year, starting at 4.53% for the week of January 2, 2014 and ending at 3.87% for the week of December 31, 2014, according to the Freddie Mac Primary Mortgage Market Survey®. Thirty-year fixed-rate mortgage rates declined further in January 2015, reaching 3.66% for the week of January 29, 2015.
Mortgage rates were generally higher during 2014 than they were in the first half of 2013, which contributed to a decline in single-family mortgage originations in 2014, driven by a decline in refinancing activity. We estimate that total single-family mortgage originations decreased by approximately 36% to $1.19 trillion in 2014, compared with $1.87 trillion in 2013. We estimate that the amount of single-family mortgage originations that were refinancings decreased by approximately 54% to $516 billion in 2014, compared with $1.12 trillion in 2013. While single-family mortgage originations declined by an estimated 36% in 2014, we estimate that the amount of single-family mortgage debt outstanding was relatively flat in 2014. As of September 30, 2014 (the latest date for which information is available), total single-family mortgage debt outstanding was $9.9 trillion, a decrease of 0.6% from the amount of total single-family mortgage debt outstanding as of September 30, 2013. Total U.S. residential mortgage debt outstanding decreased by 0.1% from the third quarter of 2013 to the third quarter of 2014 (the latest date for which information is available).
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained relatively stable during 2014, despite an increase in new apartment supply. Although the national estimated vacancy level increased toward the end of the year, it remained near historic lows, benefiting from steady rental demand coupled with ongoing job growth and new household formation. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.0% as of December 31, 2014, up from an estimated 4.75% as of September 30, 2014 and down from an estimated 5.1% as of December 31, 2013.
Effective rents and net absorption both continued to increase during 2014. National asking rents increased by an estimated 3.0% in 2014 and by an estimated 0.5% during the fourth quarter of 2014, compared with an estimated increase of 1.0% in the third quarter of 2014.
Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 165,000 units in 2014, according to preliminary data from Reis, Inc. There was positive net absorption of approximately 45,000 units during the fourth quarter of 2014, compared with approximately 37,000 units during the third quarter of 2014. Although an estimated 240,000 multifamily units were added to the nation’s inventory in 2014, demand remained healthy.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas in 2014, and contributed to the ongoing increase in new multifamily construction development. As a result, it is estimated that there will be approximately 340,000 new multifamily units completed in 2015. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas throughout 2015. Nevertheless, the overall national rental market supply and demand is expected to remain in balance over the longer term, based on expected construction completions, expected obsolescence, positive rental household formation trends and expected increases in the population of 20- to 34-year olds, which is the primary age group that tends to rent multifamily housing.

MORTGAGE SECURITIZATIONS
We support market liquidity by issuing Fannie Mae MBS that are readily traded in the capital markets. We create Fannie Mae MBS by placing mortgage loans in a trust and issuing Fannie Mae MBS that are backed by those mortgage loans. Monthly payments received on the loans are the primary source of payments passed through to Fannie Mae MBS holders. We guarantee to the MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the trust certificates. In return for this guaranty, we receive guaranty fees.
Below we discuss (1) two broad categories of securitization transactions: lender swaps and portfolio securitizations; (2) features of our MBS trusts; (3) circumstances under which we purchase loans from MBS trusts; and (4) single-class and multi-class Fannie Mae MBS.
Lender Swaps and Portfolio Securitizations
We currently securitize a substantial majority of the single-family and multifamily mortgage loans we acquire. Our securitization transactions primarily fall within two broad categories: lender swap transactions and portfolio securitizations.
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
The cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our retained mortgage portfolio is currently less than the cost of advancing delinquent payments to security holders. We generally purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent. During 2014, we purchased delinquent loans with an unpaid principal balance of approximately $17.9 billion from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements.
For our multifamily MBS trusts, we typically exercise our option to purchase a loan from the trust if the loan is delinquent as to four or more consecutive monthly payments, whether those payments were made in whole or in part.
Single-Class and Multi-Class Fannie Mae MBS
Fannie Mae MBS trusts may be single-class or multi-class. Single-class MBS are MBS in which the investors receive principal and interest payments on the mortgage loans backing the MBS directly in proportion to their percentage ownership of the MBS issuance. Multi-class MBS are MBS, including Real Estate Mortgage Investment Conduits (“REMICs”), in which the cash flows on the underlying mortgage assets are divided, creating several classes of securities, each of which represents an undivided beneficial ownership interest in the assets of the related MBS trust and entitles the related holder to a specific portion of cash flows. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. After these classes mature, cash flows received on the underlying mortgage assets are allocated to the remaining classes in accordance with the payment terms of the securities. As a result, each of the classes in a multi-class MBS may have a different coupon rate, average life, repayment sensitivity or final maturity. Structured Fannie Mae MBS are either multi-class MBS or single-class MBS that are typically resecuritizations of other single-class Fannie Mae MBS. In a resecuritization, pools of MBS are collected and securitized.

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
Single-Family
Mortgage acquisitions: Works with our lender customers to acquire single-family mortgage loans through lender swap transactions or, working also with our Capital Markets group, through loan purchases
Credit risk management: Prices and manages the credit risk on loans in our single-family guaranty book of business
Credit loss management: Works to prevent foreclosures and reduce costs of defaulted single-family loans through home retention solutions and foreclosure alternatives, through management of foreclosures and REO, and through pursuing contractual remedies from lenders, servicers and providers of credit enhancement

Guaranty fees: Compensation for assuming and managing the credit risk on our single-family guaranty book of business
Interest income not recognized: Consists of reimbursement costs for interest income not recognized for loans on nonaccrual status in our retained mortgage portfolio or in consolidated trusts, which are recorded as a reduction to our interest income
Fee and other income: Compensation received for providing services to lenders

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
Mortgage securitizations: Works with our lender customers to securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS in lender swap transactions
Credit risk management: Prices and manages the credit risk on loans in our multifamily guaranty book of business
Credit loss management: Works to prevent foreclosures and reduce costs of defaulted multifamily loans through foreclosure alternatives, through management of foreclosures and REO, and through pursuing contractual remedies from lenders, servicers and providers of credit enhancement

Guaranty fees: Compensation for assuming and managing the credit risk on our multifamily guaranty book of business
Fee and other income: Other fees associated with multifamily business activities, including prepayments

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
Capital Markets
Mortgage and other investments: Purchases mortgage assets and invests in non-mortgage interest-earning assets
Mortgage securitizations: Purchases loans from a large group of lenders, securitizes them, and may sell the securities to dealers and investors
Structured mortgage securitizations and other customer services: Issues structured Fannie Mae MBS for customers in exchange for a transaction fee and provides other fee-related services to our lender customers
Interest rate risk management: Manages the interest rate risk on our portfolio by issuing a variety of debt securities in a wide range of maturities and by using derivatives

Net interest income: Generated from the difference between the interest income earned on our interest-earning assets and the interest expense associated with the debt funding those assets
Fee and other income: Compensation received for engaging in structured transactions and providing other lender services. In addition, the substantial majority of fee and other income for 2013 and 2014 consisted of income resulting from settlement agreements resolving certain lawsuits relating to PLS sold to us.

Fair value gains and losses: Primarily consists of fair value gains and losses on derivatives, trading securities and other financial instruments
Investment gains and losses: Primarily consists of (1) gains and losses on the sale or securitization of mortgage assets and (2) impairments recognized on our investments
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Capital Markets business operations

Revenues from our Business Segments
Table 4 displays our total net revenues for each of our business segments for each of the last three years. Net revenues include net interest income, guaranty fee income, and fee and other income. Under our segment reporting, the sum of the results for our three business segments does not equal our consolidated statements of operations and comprehensive income, as we separate the activity related to our consolidated trusts from the results generated by our three segments. We also include an eliminations/adjustments category to reconcile our business segment financial results and the activity related to our consolidated trusts to net income in our consolidated statements of operations and comprehensive income. For more information about the financial results and performance and total assets of each of our segments, see “MD&A—Business Segment Results” and “Note 13, Segment Reporting.”
Table 4: Business Segment Revenues

	For the Year Ended December 31,
	2014	2013	2012
Single-Family	$12,332	$11,303	$8,120
Multifamily	1,384	1,325	1,234
Capital Markets	11,182	11,659	12,667
Consolidated Trusts and Eliminations/Adjustments	957	2,047	967
Total	$25,855	$26,334	$22,988
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
A single-family loan is secured by a property with four or fewer residential units. Our Single-Family business and Capital Markets group securitize and purchase primarily conventional (not federally insured or guaranteed) single-family fixed-rate or adjustable-rate, first-lien mortgage loans, or mortgage-related securities backed by these types of loans. We also securitize or purchase loans insured by FHA, loans guaranteed by the VA, loans guaranteed by the Rural Development Housing and

Community Facilities Program of the U.S. Department of Agriculture (the “Department of Agriculture”), manufactured housing loans and other mortgage-related securities.
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
Single-Family Mortgage Servicing, REO Management, and Lender Repurchase Evaluations
Servicing
Generally, the servicing of the mortgage loans that are held in our retained mortgage portfolio or that back our Fannie Mae MBS is performed by mortgage servicers on our behalf. Some loans are serviced for us by the lenders that initially sold the loans to us. In other cases, our loans are serviced by third-party servicers that did not originate or sell the loans to us. For loans we own or guarantee, the lender or servicer must obtain our approval before selling servicing rights to another servicer.
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
We compensate servicers primarily by permitting them to retain a specified portion of each interest payment on a serviced mortgage loan as a servicing fee. Servicers also generally retain assumption fees, late payment charges and other similar charges, to the extent they are collected from borrowers, as additional servicing compensation. We also compensate servicers for negotiating workouts on problem loans.
REO Management
If a loan defaults and we acquire a home through foreclosure or a deed-in-lieu of foreclosure, we market and sell the home through local real estate professionals. Our primary objectives are both to minimize the severity of loss to Fannie Mae by maximizing sales prices and to stabilize neighborhoods by preventing empty homes from depressing home values. In cases where the property does not sell, we use alternative methods of disposition, including selling homes to municipalities, other public entities or non-profit organizations, and selling properties in bulk or through public auctions.
Lender Repurchase Evaluations
We conduct post-purchase quality control file reviews to ensure that loans sold to, and serviced for, us meet our guidelines. If we discover violations through reviews, we generally issue repurchase demands to the seller or other responsible party and seek to collect on our repurchase claims; however, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. We discuss changes we have made to our post-purchase loan review process and our representation and warranty framework in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards.”
Single-Family Credit Risk Transfer Transactions
Our Single-Family business has developed risk-sharing capabilities to transfer limited portions of our single-family mortgage credit risk to the private market in support of FHFA’s 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac. We completed a total of five CAS credit risk transfer transactions in 2013 and 2014, which transferred some of the credit risk on single-family mortgages with an unpaid principal balance of $249.0 billion. In addition to our CAS transactions, we executed additional types of risk sharing transactions in 2014. See “MD&A—Risk Management—Credit Risk Management” for a description of these transactions.
We expect to continue engaging in economically sensible ways to expand our offerings of credit risk transfer transactions in the future. FHFA’s 2015 conservatorship scorecard includes an objective that we transact credit risk transfers on reference pools of single-family mortgages with an unpaid principal balance of at least $150 billion in 2015, with this unpaid principal balance requirement to be reviewed periodically and adjusted as necessary to reflect market conditions. In meeting this target, we must utilize at least two types of risk transfer structures.
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
Our Multifamily business also works with our Capital Markets group to facilitate the purchase and securitization of multifamily mortgage loans and securities. Our multifamily guaranty book of business consists primarily of multifamily mortgage loans underlying Fannie Mae MBS and multifamily loans held in our retained mortgage portfolio. Our Multifamily business has primary responsibility for pricing and managing the credit risk on our multifamily guaranty book of business, including managing the credit risk on multifamily loans and Fannie Mae MBS backed by multifamily loans that are held in our retained mortgage portfolio.
We describe the credit risk management process employed by our Multifamily business, with oversight from our Multifamily Enterprise Risk Management group, including its key strategies in managing credit risk and key metrics used in measuring and evaluating our multifamily credit risk, in “MD&A—Risk Management—Credit Risk Management—Multifamily Mortgage Credit Risk Management.”
Revenues for our Multifamily business are derived from a variety of sources, including: (1) guaranty fees received as compensation for assuming credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our retained mortgage portfolio and on other mortgage-related securities; and (2) other fees associated with multifamily business activities. In addition, our Capital Markets group earns revenue generated from the difference between the interest income earned on the multifamily mortgage loans and securities held in our retained mortgage portfolio and the interest expense associated with the debt that funds those loans and securities.
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

•
Lenders: During 2014, we executed multifamily transactions with 28 lenders. Of these, 24 lenders delivered loans to us under our Delegated Underwriting and Servicing, or DUS®, product line. In determining whether to partner with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.

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

•
Borrower and lender investment: Borrowers are required to contribute equity into multifamily properties on which they borrow, while lenders generally share in any losses realized from the loans that we guarantee.

•
Underwriting process: Multifamily loans require detailed underwriting of the property’s operating cash flow. Our underwriting includes an evaluation of the property’s ability to support the loan, property quality, market and submarket factors, ability to exit at maturity and an initial risk categorization for the loan.

•	Term and lifecycle: In contrast to the standard 30-year single-family residential loan, multifamily loans typically have terms of 5, 7 or 10 years, with balloon payments due at maturity.

•	Prepayment terms: Most multifamily Fannie Mae loans and MBS have limits on prepayments of loans and impose prepayment premiums, consistent with standard commercial investment terms.
Multifamily Mortgage Securitizations
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
We also issue structured transactions backed by multifamily Fannie Mae MBS through the Fannie Mae Guaranteed Multifamily Structures (“Fannie Mae GeMSTM”) program. This provides additional liquidity and stability to the multifamily market, while expanding the investor base for multifamily Fannie Mae MBS.
Delegated Underwriting and Servicing (“DUS”)
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
Our DUS model aligns the interests of the lender and Fannie Mae. Our current 24-member DUS lender network, which is comprised of large financial institutions and independent mortgage lenders, continues to be our principal source of multifamily loan deliveries.
Multifamily Mortgage Servicing
Multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us. Multifamily mortgage servicers that are members of our DUS network have agreed to accept loss sharing, which we believe increases the alignment of interests between us and our multifamily loan servicers. Because of our loss-sharing arrangements with our multifamily lenders, transfers of multifamily servicing rights are infrequent, and we carefully monitor our servicing relationships and enforce our right to approve servicing transfers. As a seller-servicer, the lender is responsible for evaluating the financial condition of properties and property owners, administering various types of agreements (including agreements regarding replacement reserves, completion or repair, and operations and maintenance), as well as conducting routine property inspections.
The Multifamily Markets in Which We Operate
In the multifamily mortgage market, we aim to address the rental housing needs of a wide range of the population in all markets across the country, with the substantial majority of our focus on supporting rental housing that is affordable to families earning at or below the median income in their area. Our mission requires us to serve the market steadily, rather than moving in and out depending on market conditions. Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Our Multifamily business is organized and operated as an integrated commercial real estate finance business, addressing the spectrum of multifamily housing finance needs, including the needs described below.

•
To meet the growing need for smaller multifamily property financing, we focus on the acquisition of multifamily loans up to $3 million ($5 million in high cost areas). We acquire these loans primarily from DUS lenders; however, we have also acquired these loans from other financial institutions. Over the years, we have been an active purchaser of these loans from both DUS and non-DUS lenders, and, as of December 31, 2014, they represented 58% of our multifamily guaranty book of business by loan count and 11% based on unpaid principal balance.

•
To serve low- and very low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to providing housing to families earning less than 60% of area median income (as defined by the U.S. Department of Housing and Urban Development “HUD”)) and are structured to ensure that the low and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2014, this type of financing represented approximately 15% of our multifamily guaranty book of business, based on unpaid principal balance, including $14.3 billion in bond credit enhancements.

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

Securitization Activities
Our Capital Markets group is engaged in issuing both single-class and multi-class Fannie Mae MBS through both portfolio securitizations and structured securitizations involving third-party assets.

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
Retained Mortgage Portfolio
Revenue from our Capital Markets group is derived primarily from the difference, or spread, between the interest we earn on our mortgage and non-mortgage investments and the interest we incur on the debt we issue to fund these assets. Our Capital Markets revenues are primarily derived from our retained mortgage portfolio. We expect these revenues to continue to decrease over time as the maximum allowable amount of mortgage assets we may own continues to decrease each year under our senior preferred stock purchase agreement with Treasury and pursuant to FHFA’s additional request that we cap our mortgage portfolio at 90% of the annual limit under the senior preferred stock purchase agreement. See “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” for more information on the decreasing limits on the amount of mortgage assets we are permitted to hold.
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
Because we are in conservatorship, our common stockholders currently do not have the ability to elect directors or to vote on other matters. The conservator eliminated common and preferred stock dividends (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship, and we are no longer managed with a strategy to maximize shareholder returns. For additional information about our primary goals, see “Executive Summary—Our Strategy,” and for additional information about the goals of the conservatorship, see “Executive Summary—Helping to Build a Sustainable Housing Finance System” and “Housing Finance Reform—Conservator Developments.”
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
The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement provides that, on a quarterly basis, we may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected in our consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter (referred to as the “deficiency amount”), up to the maximum amount of remaining funding under the agreement. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process.
The terms of the senior preferred stock purchase agreement provided for the payment of an unspecified quarterly commitment fee to Treasury; however, the August 2012 amendment to the agreement provided that this commitment fee will not be set, accrue or be payable, as long as the current dividend payment provisions of the senior preferred stock remain in effect.
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
Senior Preferred Stock
Pursuant to the senior preferred stock purchase agreement, we issued one million shares of senior preferred stock to Treasury on September 8, 2008 with an aggregate initial liquidation preference of $1.0 billion. The stock’s liquidation preference is subject to adjustment. For any dividend period for which dividends are payable, to the extent that dividends are not paid in cash they will accrue and be added to the liquidation preference. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement and any quarterly commitment fees that are either not paid in cash to Treasury or not waived by Treasury will be added to the liquidation preference. Accordingly, the aggregate liquidation preference of the senior preferred stock was $117.1 billion as of December 31, 2014.
Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. Pursuant to the August 2012 amendment to the agreement, beginning in 2013, the method for calculating the amount of dividends for each quarter was changed from an annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock to an amount determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP. The new dividend payment provision is referred to as a “net worth sweep” dividend provision. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was $3.0 billion for dividend periods in 2013, decreased to $2.4 billion for dividend periods in 2014 and further decreased to $1.8 billion for dividend periods in 2015. The capital reserve amount will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. As a result of these dividend payment provisions, when we have quarterly earnings that result in a net worth greater than the applicable capital reserve amount, we will pay dividends to Treasury in the next quarter; but if our net worth does not exceed the applicable capital reserve amount as of the end of a quarter, then we will not be required to accrue or pay any dividends in the next quarter. See “Risk Factors” for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock.
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

•
entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements for any of our executive officers (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury; and

•	seeking or permitting the termination of our conservatorship, other than in connection with a receivership.
We also are subject to limits, which are described below, on the amount of mortgage assets that we may own and the total amount of our indebtedness. As a result of these covenants, we can no longer obtain additional equity financing (other than pursuant to the senior preferred stock purchase agreement) and we are limited in the amount and type of debt financing we may obtain.

•
Mortgage Asset Limit. We are restricted in the amount of mortgage assets that we may own. Pursuant to the August 2012 amendment to the agreement, the maximum allowable amount of our mortgage assets was reduced to $650.0 billion on December 31, 2012 and, on each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Our mortgage asset limit under the agreement was $469.6 billion as of December 31, 2014 and will be $399.2 billion as of December 31, 2015. For purposes of the agreement, the definition of mortgage asset is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Based on this definition, our mortgage assets were $413.3 billion as of December 31, 2014. We disclose the amount of our mortgage assets on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our Web site and announced in a press release.

FHFA’s 2014 conservatorship scorecard required us to submit a portfolio plan to FHFA outlining how we will meet, even under adverse conditions, the reductions in our portfolio required by our senior preferred stock purchase agreement with Treasury. We submitted this plan to FHFA in July 2014. In October 2014, FHFA requested that we revise our portfolio plan to cap the portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions. To comply with FHFA’s request, we submitted a revised portfolio plan in October 2014 and reduced our mortgage portfolio to $413.3 billion as of December 31, 2014, below the $422.7 billion cap requested by FHFA. See “MD&A—Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our mortgage portfolio.

•
Debt Limit. We are subject to a limit on the amount of our indebtedness. Our debt limit in 2014 was $663.0 billion and in 2015 is $563.6 billion. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. The definition of indebtedness for purposes of our debt cap is based on the par value of each applicable loan and does not reflect the impact of consolidation of variable interest entities. Under this definition, our indebtedness as of December 31, 2014 was $464.5 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our Web site and announced in a press release.

Annual Risk Management Plan Covenant. We are required to provide an annual risk management plan to Treasury not later than December 15 of each year we remain in conservatorship, beginning in 2012. Each annual risk management plan is required to set out our strategy for reducing our risk profile and to describe the actions we will take to reduce the financial and operational risk associated with each of our business segments. Each plan delivered after the first plan must include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our annual risk management plan to Treasury in December 2014.
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

HOUSING FINANCE REFORM
Overview
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, called for enactment of meaningful structural reforms of Fannie Mae and Freddie Mac, and for the Treasury Secretary to submit recommendations to Congress for ending the conservatorships of Fannie Mae and Freddie Mac.
Administration Developments
In 2011, the Administration released a white paper with its recommendations on the future of housing finance reform. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae and Freddie Mac’s role in the market and ultimately wind down both institutions. The report identifies a number of possible policy steps for winding down Fannie Mae and Freddie Mac, reducing the government’s role in housing finance and helping bring private capital back to the mortgage market. In addition, the report outlines three potential options for a new long-term structure for the housing finance system following the wind-down of Fannie Mae and Freddie Mac.
In August 2013, President Obama publicly discussed the Administration’s housing policy priorities, including a core principle that included winding down Fannie Mae and Freddie Mac through a responsible transition. In a paper released by the White House, the Administration endorsed several initiatives to facilitate this transition, including the reduction of Fannie Mae’s and Freddie Mac’s investment portfolios by at least 15% per year through 2018, engaging in credit risk transfer pilot programs and continuing to develop a common securitization platform. In January 2015, the White House reaffirmed the Administration’s view that housing finance reform should include ending Fannie Mae and Freddie Mac’s business model.

Legislative Developments
Congress has also continued to consider housing finance reform. In the last session of Congress, the Senate Committee on Banking, Housing and Urban Affairs and the House Committee on Financial Services each approved bills to reform the housing finance system. Among other matters, these bills would have required the wind down and eventual liquidation of, or the imposition of receivership for, Fannie Mae and Freddie Mac, and would have constrained our business even prior to these events. Several other bills that would have materially changed the housing finance system, including Fannie Mae’s role within the system, were introduced in the last Congress.
We expect Congress to consider housing finance reform in the current congressional session, including conducting hearings and considering legislation that would alter the housing finance system or the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or final content of legislative proposals regarding the future status of the GSEs. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors” for discussions of the risks to our business relating to the uncertain future of our company and of how the uncertain future of our company may adversely affect our ability to retain and recruit well-qualified employees, including senior management.
Conservator Developments
FHFA has taken a number of steps as conservator to further the reform of the housing finance system. In 2012, FHFA’s then-Acting Director identified FHFA’s initial strategic goals for Fannie Mae and Freddie Mac’s conservatorships. In May 2014, FHFA released its 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which updated FHFA’s 2012 strategic plan and identified three reformulated strategic goals for Fannie Mae and Freddie Mac’s conservatorships:

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
In addition, beginning in 2012, FHFA has released annual corporate performance objectives for Fannie Mae and Freddie Mac, referred to as the conservatorship scorecard, which detail specific priorities for implementing FHFA’s strategic goals. FHFA released its 2015 conservatorship scorecard in January 2015. FHFA’s 2015 conservatorship scorecard identifies essentially the same three strategic goals identified in FHFA’s 2014 strategic plan and scorecard; however, the “maintain” goal was revised slightly as follows: “Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets.”
FHFA’s 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac and FHFA’s 2014 and 2015 conservatorship scorecards include objectives relating to the development of a common securitization platform that can be used to perform certain aspects of the securitization process and the development of a single common mortgage-backed security for Fannie Mae and Freddie Mac.
Common Securitization Platform. In October 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC, a jointly owned limited liability company formed to design, develop, build and ultimately operate a common securitization platform. The intended purpose of the common securitization platform is to replace certain elements of Fannie Mae’s and Freddie Mac’s proprietary systems for securitizing mortgages and performing associated back office and administrative functions. In addition, FHFA’s 2015 conservatorship scorecard specifies that the design of the common securitization platform should allow for the integration of additional market participants in a future system. In November 2014, Fannie Mae and Freddie Mac took further steps to develop CSS’s capabilities with the execution of three agreements. Fannie Mae and Freddie Mac entered into an Amended and Restated Limited Liability Company Agreement with CSS that provides further detail regarding the rights, obligations and understandings between the companies with respect to CSS, including the governance of CSS. In connection with the agreement, the companies appointed a chief executive officer and four members of the CSS Board of Managers, two each from Fannie Mae and Freddie Mac. Fannie Mae, Freddie Mac and CSS also entered into a contribution agreement providing for, among other things, the contribution by Fannie Mae and Freddie Mac of intellectual property and cash resources to CSS, as well as the assignment of various agreements necessary for CSS’s development and operation of securitization functions. In addition, Fannie Mae and Freddie Mac each entered into a separate agreement with CSS with respect to the administrative support services the companies will provide to CSS until CSS has the capabilities to provide these services on its own. Although these are important steps towards the further development of the common securitization platform, we expect it will be a number of years before CSS will have sufficient operational capabilities to serve its intended purpose as a common securitization platform for us and

Freddie Mac. We continue to work with FHFA, Freddie Mac and CSS on building and testing the common securitization platform, as well as on implementing required changes to our systems and operations to integrate with the common securitization platform.
Single Common Security. In August 2014, FHFA published a request for public input on a proposed structure for a single security that would be issued and guaranteed by Fannie Mae or Freddie Mac. FHFA’s request for public input states that development of the single security will be a multi-year initiative, and that FHFA’s goal for the proposed single security structure is for legacy Fannie Mae MBS and legacy Freddie Mac participation certificates to be fungible with the new single security for purposes of fulfilling “to-be-announced” (“TBA”) contracts. Many of the proposed features of the single security are similar to those of current Fannie Mae MBS. FHFA’s 2015 conservatorship scorecard includes objectives to finalize the structure for the single common security and to develop a plan to implement the single common security in the market. We believe the development of a single common security would likely reduce, and could eliminate, the trading advantage Fannie Mae mortgage-backed securities have over Freddie Mac mortgage-backed securities. If this occurs, we believe it would negatively impact our ability to compete for mortgage assets in the secondary market, and therefore could adversely affect our results of operations. See “Risk Factors” for a discussion of the risks to our business associated with a single common security for Fannie Mae and Freddie Mac.
For more information on FHFA’s 2014 conservatorship scorecard objectives and our performance in meeting these objectives, see “Executive Compensation—Compensation Discussion and Analysis—Determination of 2014 Compensation—Assessment of Corporate Performance on 2014 Conservatorship Scorecard.” For more information on FHFA’s 2015 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the SEC on January 20, 2015.

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

The national conforming loan limit for mortgages that finance one-family residences is $417,000 in 2015, as it was in 2010 through 2014, with higher limits for mortgages secured by two- to four-family residences and in four statutorily-

designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). Higher loan limits also apply in designated high-cost areas (counties or county-equivalent areas). FHFA provides Fannie Mae with the designated high-cost areas annually. Our charter sets loan limits for high-cost areas up to 150% of the national loan limit ($625,500 for a one-family residence; higher for two- to four-family residences and in the four statutorily-designated states and territories).
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
Portfolio. The GSE Act requires FHFA to establish standards governing our portfolio holdings, to ensure that they are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA is also required to monitor our portfolio and, in some circumstances, may require us to dispose of or acquire assets. In 2010, FHFA published a final rule adopting, as the standard for our portfolio holdings, the portfolio limits specified in the senior preferred stock purchase agreement described under “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements,” as it may be amended from time to time. The rule is effective for as long as we remain subject to the terms and obligations of the senior preferred stock purchase agreement.
New Products and Activities. The GSE Act requires us to request FHFA’s approval before initially offering any new product, subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice before commencing any new activity. In July 2009, FHFA published an interim final rule implementing these provisions of the GSE Act. Subsequently, the then-Acting Director of FHFA concluded that permitting us to engage in new products was inconsistent with the goals of the conservatorship. He therefore instructed us not to submit requests for approval of new products under the interim final rule.
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
Affordable Housing Allocations. The GSE Act requires us and Freddie Mac to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases to fund HUD’s Housing Trust Fund and Treasury’s Capital Magnet Fund. The GSE Act authorizes the Director of FHFA to temporarily suspend these allocations in specified circumstances. In November 2008, FHFA suspended allocations for these funds and directed Fannie Mae and Freddie Mac to not set aside or allocate funds for the Housing Trust Fund and Capital Magnet Fund until further notice.
In December 2014, FHFA ended its temporary suspension of allocations to the Housing Trust Fund and the Capital Magnet Fund and directed Fannie Mae and Freddie Mac to begin making contributions to these funds pursuant to the GSE Act. FHFA’s directive reinstating these contributions requires us to set aside amounts during each fiscal year beginning in fiscal year 2015, and to allocate or otherwise transfer the amounts set aside within 60 days after the end of each fiscal year, unless during such fiscal year we have made a draw from Treasury under the terms of the senior preferred stock purchase agreement or unless such allocation or transfer would cause us to have to make a draw from Treasury under the agreement, in which case we will make no allocation or transfer for that year and the amounts set aside for that year will be reversed. In connection with FHFA’s directive, FHFA issued an interim final rule in December 2014 prohibiting Fannie Mae and Freddie Mac from redirecting or passing through the cost of these allocations to originators of mortgages that we purchase or securitize. The interim final rule became effective upon publication in the Federal Register on December 16, 2014.
Based on FHFA’s directive, we expect to make our first allocation to the funds on or before February 29, 2016, based on the amount of our new business purchases in 2015. If this requirement had been in effect during fiscal year 2014, we estimate that we would have incurred approximately $172 million of additional expense in our consolidated statement of operations and comprehensive income related to the allocation of these funds.
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
In January 2014, FHFA issued a revised final rule relating to the compensation of executive officers (as defined under the rule), which became effective in February 2014. The rule, among other things, provides that the Director of FHFA must prohibit us from providing any compensation to an executive officer that the Director determines is not reasonable or comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. The rule also requires the approval of the Director of FHFA before we may enter into any agreement providing compensation in connection with the termination of an executive officer’s employment. FHFA also issued a revised final rule relating to golden parachute payments in January 2014, which became effective in February 2014. The rule generally prohibits us from making golden parachute payments to any current or former director, officer, employee, controlling stockholder or agent of the company during any period in which we are in conservatorship, receivership or other troubled condition unless either a specific exception applies or the Director of FHFA approves the payments. For a description of regulatory and other legal requirements affecting our executive compensation, see “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2014 Executive Compensation Program—Impact of Conservatorship and Other Legal Requirements.”
Fair Lending. The GSE Act requires the Secretary of HUD to assure that the GSEs meet their fair lending obligations. Among other things, HUD periodically reviews and comments on the underwriting and appraisal guidelines of each company to ensure consistency with the Fair Housing Act.

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
Housing Goals for 2012 to 2014
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

•
Low-Income Areas Home Purchase Goal Benchmark: The benchmark level for our acquisitions of single-family owner-occupied purchase money mortgage loans for families in low-income areas is set annually by notice from FHFA, based on the benchmark level for the low-income areas home purchase subgoal (below), plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families (defined as income equal to or less than 100% of area median income) in designated disaster areas. For 2014, FHFA set the overall low-income areas home purchase benchmark goal at 18%.

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
Private-label mortgage-related securities, second liens and single-family government loans do not count towards our housing goals. In addition, only permanent modifications of mortgages under the Administration’s Home Affordable Modification Program (“HAMP®”) completed during the year count towards our housing goals; trial modifications are not counted. Moreover, these modifications count only towards our single-family low-income families refinance goal, not any of the home purchase goals. Refinancings under HARP also count toward our single-family low-income families refinancing goal.
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
In January 2015, FHFA determined that we met all of our single-family and multifamily housing goals for 2013, except for the single-family very low-income families home purchase goal. FHFA determined that our performance for this goal failed to meet both the applicable benchmark and the overall market level, and that our achievement of this goal was feasible. FHFA has notified us that it will not require us to submit a formal housing plan with respect to this goal.

Table 6 displays our performance for 2013 against our single-family housing benchmarks and market share measures, as well as our multifamily housing goals, as validated by FHFA.
Table 6: Housing Goals Performance

	2013
	Result	Bench-mark	Single-Family Market Level
Single-family housing goals:(1)
Low-income families home purchases	23.8%	23%	24.0%
Very low-income families home purchases	6.0	7	6.3
Low-income areas home purchases	21.6	21	22.1
Low-income and high-minority areas home purchases	14.0	11	14.2
Low-income families refinancing	24.3	20	24.3

	2013
	Result	Goal
	(in units)
Multifamily housing goals:
Affordable to families with income no higher than 80% of area median income	326,597	265,000
Affordable to families with income no higher than 50% of area median income	78,071	70,000

__________

(1)	Our single-family results and benchmarks are expressed as a percentage of the total number of eligible mortgages acquired during the period.
We will report our performance with respect to the 2014 housing goals in March 2015. FHFA will issue a final determination on our performance after the release of data reported under HMDA later this year.
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

•
Low-Income Families Home Purchase Benchmark: At least 23% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to low-income families (defined as income equal to or less than 80% of area median income). This is the same benchmark that applied for 2014.

•
Very Low-Income Families Home Purchase Benchmark: At least 7% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to very low-income families (defined as income equal to or less than 50% of area median income). This is the same benchmark that applied for 2014.

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

•
Low-Income Areas Home Purchase Subgoal Benchmark: At least 14% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to families in low-income census tracts or to moderate-income families in high-minority census tracts. This is an increase from the benchmark of 11% that applied for 2014.

•
Low-Income Families Refinancing Benchmark: At least 27% of our acquisitions of single-family owner-occupied refinance mortgage loans must be affordable to low-income families. This is an increase from the benchmark of 20% that applied for 2014.

Under Alternative 1, if we do not meet these benchmarks, we may still meet our goals. Our single-family housing goals performance would be measured against both these benchmarks and against goals-qualifying originations in the primary mortgage market after the release of HMDA data, which is typically released each year in the fall. We would be in compliance with the housing goals if we met either the benchmarks or market share measures.
FHFA’s proposed rule noted that, if it were to adopt Alternative 2, it would consider adopting single-family benchmark levels that are lower than the proposed levels for Alternative 1 described above. Alternative 3 would not involve setting prospective benchmark levels.
Proposed Multifamily Housing Goals
FHFA’s proposed rule also includes benchmark levels for a multifamily special affordable housing goal and subgoal, and establishes a new subgoal for small multifamily properties (defined as those with 5 to 50 units) affordable to low-income families. FHFA’s proposed multifamily benchmark levels for Fannie Mae for 2015 to 2017 would be the same levels that applied to Fannie Mae for 2014: 250,000 units per year must be affordable to low-income families and 60,000 units per year must be affordable to very low-income families. FHFA’s proposed new subgoal for Fannie Mae for small multifamily properties affordable to low-income families increases each year: 20,000 units in 2015; 25,000 units in 2016; and 30,000 units in 2017. There is no market-based alternative measurement for the multifamily goal or subgoals.
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
In June 2010, FHFA published a proposed rule to implement our duty to serve. Under the proposed rule, we would be required to submit an underserved markets plan establishing benchmarks and objectives against which FHFA would evaluate and rate our performance. This proposed rule was not finalized. However, FHFA indicated in its proposed rule on housing goals for 2015 to 2017 that a separate proposed rulemaking on the duty to serve underserved markets was forthcoming. In addition, one of FHFA’s 2015 conservatorship scorecard objectives for us is to prepare to implement duty to serve requirements upon publication of a final rule.

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
Enhanced supervision and prudential standards. The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), chaired by the Secretary of the Treasury, to ensure that all financial companies—not just banks—whose failure could pose a threat to the financial stability of the United States will be subject to strong oversight. Under the Dodd-Frank Act, the FSOC is responsible for designating systemically important nonbank financial companies, while the Federal Reserve is responsible for establishing stricter prudential standards that will apply to FSOC-designated systemically important nonbank financial companies, as well as to large bank holding companies. The Federal Reserve must establish standards related to risk-based capital, leverage limits, liquidity, single-counterparty exposure limits, resolution plans, reporting credit exposures and other risk management measures. In December 2011, the Board of Governors of the Federal Reserve System issued proposed rules addressing a number of these enhanced prudential standards and, in February 2014, the Board of Governors of the Federal Reserve System issued a final rule implementing some of these enhanced prudential standards for large bank holding companies. The Federal Reserve may also impose other standards related to contingent capital, enhanced public disclosure, short-term debt limits and other requirements as appropriate.
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
Swap Transactions; Minimum Capital and Margin Requirements. The Dodd-Frank Act includes provisions requiring additional regulation of swap transactions. Because we are a user of interest rate swaps, the Dodd-Frank Act requires us, among other items, to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, in September 2014, the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”), FHFA, the Farm Credit Administration and the Office of the Comptroller of the Currency issued new proposed rules under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. These proposed rules would require that, for all trades that have not been submitted to a derivatives clearing organization, we collect from and provide to our counterparties collateral in excess of the amounts we have historically collected or provided relative to our level of activity.
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
Risk Retention. The Dodd-Frank Act requires financial regulators to jointly prescribe regulations requiring securitizers to retain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. In October 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the SEC, FHFA and HUD issued a final rule implementing this credit risk retention requirement. The final rule generally requires securitizers to retain at least 5% of the credit risk of the assets they securitize. The rule offers several compliance options, one of which is to have either Fannie Mae or Freddie Mac (so long as they are in conservatorship or receivership) securitize and fully guarantee the assets, in which case no further retention of credit risk is required. In addition, securities backed solely by mortgage loans meeting the definition of a “qualified residential mortgage” are exempt from the risk retention requirements of the rule. The rule defines “qualified residential mortgage” to have the same meaning as the term “qualified mortgage” as defined by the CFPB in connection with its “ability to repay” rule under Regulation Z discussed above. The final risk retention rule will become effective on December 24, 2015 for single-family mortgage loans and on December 24, 2016 for multifamily mortgage loans. We do not expect any significant changes in our current business practices as a result of the risk retention rule.
Stress Testing. The Dodd-Frank Act requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. In September 2013, FHFA issued a final rule implementing the Dodd-Frank Act’s stress test requirements for Fannie Mae, Freddie Mac and the FHLBs. Under the rule, each year we are required to conduct a stress test, based on our data as of September 30 of that year, using three different scenarios of financial conditions provided by FHFA: baseline, adverse and severely adverse. In conducting the stress test, we are required to calculate the impact of the scenario conditions on our capital levels and other specified measures of financial condition and performance over a period of at least nine quarters. The rule requires us to submit the stress test results for the three scenarios to FHFA and the Federal Reserve Board of Governors by February 5 of each year. In addition, we are required to publish the stress test results for the severely adverse scenario between April 15 and April 30 of each year. We submitted our first stress test results under this rule to FHFA and the Federal Reserve Board of Governors on February 5, 2014 and published the stress test results for the severely adverse scenario on our Web Site on April 30, 2014. On February 5, 2015, we submitted our second stress test results under this rule based on scenarios and assumptions provided to us by FHFA in November 2014.
Bank Capital and Liquidity Standards
Although we are not subject to banking regulations, our business may be affected by changes to the capital and liquidity requirements applicable to U.S. banks. The capital and liquidity regimes for the U.S. banking industry are currently undergoing significant changes as a result of actions by international bank regulators. In December 2010, the Basel Committee on Banking Supervision issued a set of revisions to the international capital requirements. These revisions, known as Basel III, generally narrow the definition of capital that can be used to meet risk-based standards and raise the amount of capital that must be held. Basel III also introduces new quantitative liquidity requirements. In July 2013, U.S. banking regulators issued a final regulation implementing Basel III’s capital standards. In September 2014, U.S. banking regulators also issued a final regulation setting minimum liquidity standards for large U.S. banks generally in accordance with Basel III standards. See “Risk Factors” for a discussion of this rule and how it could materially adversely affect demand by banks for our debt and MBS securities in the future, as well as how Basel III could otherwise affect our company and the future business practices of our customers and counterparties.
In addition, although we are not subject to bank capital or liquidity requirements, any revised framework for GSE standards may be based on bank requirements, particularly if the GSEs are deemed to be systemically important financial companies subject to Federal Reserve oversight.
Potential Changes to Our Single-Family Guaranty Fee Pricing
In December 2013, FHFA directed us and Freddie Mac to increase our base single-family guaranty fees for all mortgages by 10 basis points. FHFA also directed us and Freddie Mac to make changes to our single-family loan level price adjustments, which are one-time cash fees that we charge at the time we initially acquire a loan based on the credit characteristics of the loan. These changes to our single-family loan level price adjustments consisted of: (1) eliminating the 25 basis point adverse market delivery charge, which has been assessed on all single-family mortgages purchased by us since 2008, for all loans except those secured by properties located in Connecticut, Florida, New Jersey and New York, due to the significantly higher foreclosure carrying costs in these states; and (2) implementing changes to our upfront fees for single-family loans to better align pricing with the credit risk characteristics of the borrower. FHFA’s December 2013 directive stated that these price changes would be effective in early 2014; however, in January 2014, FHFA directed us and Freddie Mac to delay implementation of these guaranty fee changes pending further review by FHFA.
FHFA subsequently announced on June 5, 2014 that it was requesting public input on the guaranty fees that Fannie Mae and Freddie Mac charge lenders. FHFA’s request for input included questions related to guaranty fee policy and implementation, including what factors and goals should be considered in setting guaranty fees, target return on capital and amount of capital required. FHFA is currently reviewing and considering the public input that was received. See “Risk Factors” for a discussion of the potential risks to our business relating to an FHFA directive to change our guaranty fee pricing.
FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans
In April 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”). The Advisory Bulletin provides, among other things, that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). The Advisory Bulletin also provides that we charge off the portion of the loan classified as a “loss.” We implemented the asset classification provisions of the Advisory Bulletin on January 1, 2014.
Our current analytics and historical data do not support charging off loans at 180 days delinquent. As a result, for the vast majority of our delinquent single-family loans, we expect to continue to charge off the loan at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale). For a small subset of delinquent loans deemed to be uncollectible prior to foreclosure by our historical data, we will classify them as “loss” and charge off the portion of the loan classified as “loss” prior to the date of foreclosure or other liquidation event, which given our current credit analytics and historical data, will be when the loans are excessively delinquent and the outstanding loan balance exceeds the fair value of the underlying property. We continue to enhance our data collection and analysis efforts to further refine our loss estimates as we obtain incremental information on the performance of our loans.
Our approach to adopting the charge-off provisions of the Advisory Bulletin on January 1, 2015 will result in a decrease in total loans held for investment of approximately $2 billion to reduce the recorded investment on the charged-off loans, and a corresponding decrease to our allowance for loan losses of approximately $2 billion to eliminate the allowance for loan losses associated with the charged-off loans. The adoption of the Advisory Bulletin is not expected to have a material impact on our consolidated results of operations for the first quarter of 2015.

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
We have a diversified funding base of domestic and international investors. Purchasers of Fannie Mae MBS or Fannie Mae debt securities include fund managers, commercial banks, pension funds, insurance companies, Treasury, foreign central banks, corporations, state and local governments, and other municipal authorities.
During 2014, approximately 1,200 lenders delivered single-family mortgage loans to us, either for securitization or for purchase. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2014, our top five lender customers, in the aggregate, accounted for approximately 33% of our single-family business volume, down from approximately 42% in 2013. Wells Fargo Bank, N.A., together with its affiliates, was the only customer that accounted for 10% or more of our single-family business volume in 2014, with approximately 12%.
A number of factors impacted our customers in 2014 and affected the volume of business and mix of customers with whom we and our competitors do business. We obtained a smaller portion of our single-family loan acquisitions from large mortgage lenders in the last three years than in prior years as a result of a reduction in the aggregation of third-party mortgage originations among large mortgage originators and other factors. At the same time, we sought and continue to seek to provide liquidity to a broader, more diverse set of mortgage lenders. In addition to the decrease in single-family mortgage seller concentration, we are acquiring an increasing portion of our business volume from non-depository sellers rather than depository financial institutions. Doing more business with a more diverse set of mortgage lenders has lowered to a degree the significant exposure concentration we have built up with a few large institutions. However, the potentially lower financial strength, liquidity and operational capacity of many of these smaller or non-depository mortgage sellers and servicers may negatively affect their ability to satisfy their repurchase or compensatory fee obligations or to service the loans on our behalf. The decrease in the concentration of our business with large depository financial institutions could increase both our institutional counterparty credit risk and our mortgage credit risk and, as a result, could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
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
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing and eligibility standards, as well as investor demand for our and our competitors’ mortgage-related securities. Any future changes in our guaranty fees would likely affect our competitive environment. See “Our Charter and Regulation of Our Activities—Potential Changes to Our Single-Family Guaranty Fee Pricing” for more information on potential future changes in our guaranty fees. Our competitive environment also may be affected by many other factors in the future, such as new legislation or regulations. See “Housing Finance Reform,” “Our Charter and Regulation of Our Activities” and “Risk Factors” for information on legislation and regulations that could affect our business and competitive environment.
Our competitors for the acquisition of single-family mortgage assets are financial institutions and government agencies that manage residential mortgage credit risk or invest in residential mortgage loans, including Freddie Mac, FHA, the VA, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans and VA-guaranteed loans), the twelve FHLBs, U.S. banks and thrifts, securities dealers, insurance companies, pension funds, investment funds and other mortgage investors. Our primary competitors for the issuance of single-family mortgage-related securities are Freddie Mac and Ginnie Mae, as many private market competitors dramatically reduced or ceased their activities in the single-family secondary mortgage market following the 2008 housing crisis. For the issuance of multifamily mortgage-related securities, we primarily compete with Freddie Mac, life insurers, U.S. banks and thrifts, other institutional investors, Ginnie Mae and private-label issuers of commercial mortgage-backed securities.
Although our market share of single-family mortgage acquisitions remained high in 2014 as we continued to meet the needs of the single-family mortgage market, our market share declined from 2013. We estimate that our single-family market share was 32% in 2014, compared with 39% in 2013. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Because our estimate of mortgage originations in prior periods is subject to change as additional data become available, these market share estimates may change in the future, perhaps materially. We remained the largest single issuer of mortgage-related securities in the secondary market in 2014 in the absence of substantial issuances of mortgage-related securities by private institutions during the year.
We also compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the FHLBs.

EMPLOYEES
As of January 31, 2015, we employed approximately 7,600 personnel, including full-time and part-time employees, term employees and employees on leave.

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

FORWARD-LOOKING STATEMENTS
This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words.
Among the forward-looking statements in this report are statements relating to:

•	Our expectation that we will remain profitable on an annual basis for the foreseeable future;

•
Our expectation that our earnings in future years will be substantially lower than our earnings for 2014, primarily due to our expectation of substantially lower income from resolution agreements, continued declines in net interest income from our retained mortgage portfolio assets and lower credit-related income;

•	Our expectation that certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year;

•
Our expectation that our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions;

•
Our expectation of volatility from period to period in our financial results due to changes in market conditions that result in periodic fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings;

•	Our expectation that we will pay Treasury a senior preferred stock dividend for the first quarter of 2015 of $1.9 billion by March 31, 2015;

•
Our expectation that we will retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

•
Our belief that our acquisition of single-family loans with 95.01% to 97% LTV ratios will not materially affect our overall credit risk due to our requirements for these loans and our expectation that they will constitute a small portion of our overall acquisition volumes;

•	Our belief that our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design;

•
Our expectation that the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will continue to account for an increasing portion of our net interest income;

•
Our expectation that our guaranty fee revenues will increase over the long term, as loans with lower guaranty fees liquidate from our book of business and are replaced with new loans with higher guaranty fees;

•	Our expectation that continued decreases in the size of our retained mortgage portfolio will continue to negatively impact our net interest income and revenues;

•
Our expectation that increases in our guaranty fee revenues will partially offset the negative impact of the decline in our retained mortgage portfolio, and that the extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future, including any directive we receive from FHFA to change our guaranty fee pricing; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio, including the pace at which we are required by our conservator to reduce the size of our portfolio; economic and housing market conditions, including changes in interest rates; our market share; and legislative and regulatory changes;

•
Our belief that actions we have taken in recent years to improve our representation and warranty framework and help lenders reduce their repurchase risk relating to loans they deliver to us have significantly reduced uncertainty surrounding lenders’ repurchase risk relating to loans they deliver to us, and our intention that these actions will encourage lenders to safely expand their lending to a wider range of qualified borrowers;

•	Our intention to complete additional CAS transactions in 2015;

•	Our expectation that we will continue engaging in economically sensible ways to expand our offerings of credit risk transfer transactions in the future;

•	Our expectation that it will be a number of years before CSS will have sufficient operational capabilities to serve its intended purpose as a common securitization platform for us and Freddie Mac;

•	Our expectation that the development of a single common security for Fannie Mae and Freddie Mac will be a multi-year initiative;

•
Our belief that the development of a single common security for Fannie Mae and Freddie Mac would likely reduce, and could eliminate, the trading advantage Fannie Mae mortgage-backed securities have over Freddie Mac mortgage-backed securities and, if this were to occur, would negatively impact our ability to compete for mortgage assets in the secondary market, and therefore could adversely affect our results of operations;

•
Our expectation that, despite steady demand and stable fundamentals at the national level, the multifamily sector may continue to exhibit below average fundamentals in certain local markets and with certain properties;

•	The estimate that there will be approximately 340,000 new multifamily units completed in 2015;

•
Our belief that the increase in the supply of multifamily units concentrated in a limited number of metropolitan areas in 2015 will result in a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas throughout 2015;

•
Our expectation that overall national rental market supply and demand will remain in balance over the longer term, based on expected construction completions, expected obsolescence, positive household formation trends and expected increases in the population of 20- to 34-year olds, which is the primary age group that tends to rent multifamily housing;

•	Our expectation that single-family mortgage loan serious delinquency and severity rates will continue their downward trend, but at a slower pace than in recent years;

•
Our expectation that single-family serious delinquency and severity rates will remain high compared with pre-housing crisis levels because it will take some time for the remaining delinquent loans with high mark-to-market LTV ratios originated prior to 2009 to work their way through the foreclosure process;

•
Our forecast that total originations in the U.S. single-family mortgage market in 2015 will increase from 2014 levels by approximately 7% from an estimated $1.19 trillion in 2014 to $1.28 trillion in 2015;

•	Our forecast that the amount of originations in the U.S. single family mortgage market that are refinancings will increase from an estimated $516 billion in 2014 to $574 billion in 2015;

•	Our expectation of a lower rate of home price appreciation in 2015 than in 2014;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•
Our expectation that our credit losses in 2015 will be higher than 2014 levels because we expect our approach to implementing the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02 in 2015 will increase our credit losses for 2015 from what they otherwise would be;

•	Our expectation that our credit losses will resume their downward trend beginning in 2016;

•
Our expectation that, although our loss reserves have declined substantially from their peak and are expected to decline further, our loss reserves will remain elevated relative to the levels experienced prior to the 2008 housing crisis for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default;

•	Our expectation that uncertainty regarding the future of our company will continue;

•
Our expectation that Congress will consider housing finance system reform in the current congressional session, including conducting hearings and considering legislation that would alter the housing finance system or the activities or operations of the GSEs;

•
Our expectation that, for the vast majority of our delinquent single-family loans, we will continue to charge off the loan at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale) and that, for a small subset of delinquent loans deemed to be uncollectible prior to foreclosure by our historical data, we will classify them as “loss” and charge off the portion of the loan classified as “loss” prior to the date of foreclosure or other liquidation event, which given our current credit analytics and historical data, will be when the loans are excessively delinquent and the outstanding loan balance exceeds the fair value of the underlying property;

•
Our expectation that our approach to adopting the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02 on January 1, 2015 will result in a decrease in total loans held for investment of approximately $2 billion to reduce the recorded investment on the charged-off loans, and a corresponding decrease to our allowance for loan losses of approximately $2 billion to eliminate the allowance for loan losses associated with the charged-off loans;

•	Our expectation that the adoption of FHFA’s Advisory Bulletin AB 2012-02 will not have a material impact on our consolidated results of operations for the first quarter of 2015;

•
Our expectation, based on FHFA’s directive, that we will make our first allocation to HUD’s Housing Trust Fund and Treasury’s Capital Magnet Fund on or before February 29, 2016, based on the amount of our new business purchases in 2015;

•	Our expectation that the final risk retention rule under the Dodd-Frank Act will not significantly change our current business practices;

•	Our expectation that our placement into receivership would likely have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS;

•
Our belief that, if we are liquidated, it is unlikely that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock;

•
Our expectation that if there were several high-level employee departures at approximately the same time, our ability to conduct our business and our results of operations would likely be materially adversely affected;

•	Our expectation that we will continue to devote significant resources to meeting FHFA’s goals for our conservatorship;

•	Our expectation that the execution of our strategic goals will contribute to an increase in our administrative expenses in 2015;

•	Our expectation that the guaranty fees we collect and the expenses we incur under the TCCA will continue to increase in the future;

•
Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement with Treasury and FHFA’s portfolio plan requirements;

•	Our belief that our liquidity contingency plans may be difficult or impossible to execute for a company of our size in our circumstances;

•
Our belief that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our expectation that we may also use proceeds from our mortgage assets to pay our debt obligations;

•	Our belief that continued federal government support of our business, as well as our status as a GSE, are essential to maintaining our access to debt funding;

•
Our belief that changes or perceived changes in federal government support of our business or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations;

•	Our expectations regarding our credit ratings and their impact on us as set forth in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings” and “Risk Factors”;

•
Our expectation that the slow pace of single-family foreclosures in some states will continue to negatively affect our foreclosure timelines, credit-related income (expense) and single-family serious delinquency rates, and will continue to adversely affect our business, results of operations, financial condition and net worth;

•	Our expectation that we will not remediate the material weakness in our disclosure controls and procedures while we are under conservatorship;

•	Our expectation that the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not be as high as the December 31, 2014 serious delinquency rates of loans acquired in 2005 through 2008;

•	Our belief that we have limited exposure to credit losses on home equity conversion mortgages;

•
Our expectation that loans we acquire under Refi Plus and HARP will perform better than the loans they replace, because they should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate);

•
Our expectation that the volume of refinancings under HARP will continue to decline, due to a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing;

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

•	Our expectation that the recent trend of a slower pace of declines in our single-family serious delinquency rates will continue;

•	Our expectation that the number of our single-family loans in our book of business that are seriously delinquent will remain above pre-2008 levels for years;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices;

•	Our belief that retaining special servicers to service loans using high-touch protocols will reduce our future credit losses on the transferred loan portfolio;

•	Our expectation that we will enter into additional credit insurance risk transfer transactions in the future;

•
Our expectation, given the stressed financial condition of some of our single-family lenders, that in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with the lender;

•
Our expectation that our institutional credit risk exposure to derivatives clearing organizations and certain of their members will increase substantially in the future as cleared derivative contracts comprise a larger percentage of our derivative instruments;

•
Our expectation that the total amount we will receive under the terms of the Lehman Brothers Holdings, Inc. (“Lehman Brothers”) Plan of Reorganization will constitute only a portion of the allowed amount;

•	Our assumption that the guaranty fee income generated from our future business activity will largely replace the guaranty fee income lost due to mortgage prepayments;

•	Our expectations regarding our role as HAMP program administrator, including how long we will continue in the role and amounts we will receive from Treasury pursuant to the role;

•
Our plans and expectations relating to the distribution of benefits remaining under our terminated pension plans, including our expectations regarding the timing and financial impact of the distributions;

•	Our belief that our valuation allowance related to our capital loss carryforwards will likely expire unused;

•	Our expectation that we will conclude the audit of our federal income tax returns related to the 2009 and 2010 tax years with the IRS during 2015;

•	Our expectation that we will receive full cash payment from only half of our non-governmental financial guarantor counterparties; and

•
Our expectation that the reasonably possible loss or range of loss arising from the Comprehensive Investment Services vs. Mudd litigation will not have a material impact on our results of operations or financial condition.

Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing, including any directive from FHFA to change our guaranty fee pricing, and the impact of that pricing on our guaranty fee revenues and competitive environment; challenges we face in retaining and hiring qualified employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, as our conservator or as our regulator; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve; changes in the structure and regulation of the financial services industry; credit availability; global political risks; natural disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and those factors described in “Risk Factors,” as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations.”
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

RISKS RELATING TO OUR BUSINESS
The future of our company is uncertain.
There continues to be significant uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. The conservatorship is indefinite in duration and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Termination of the conservatorship, other than in connection with a receivership, requires Treasury’s consent under the senior preferred stock purchase agreement.
In 2011, the Administration released a report to Congress on ending the conservatorships of the GSEs and reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae and Freddie Mac’s role in the market and ultimately wind down both institutions. The report also addresses three options for a reformed housing finance system. The report does not state whether or how the existing infrastructure or human capital of Fannie Mae may be used in the establishment of such a reformed system. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In August 2013, the White House released a paper confirming that a core principle of the Administration’s housing policy priorities is to wind down Fannie Mae and Freddie Mac through a responsible transition. In January 2015, the White House reaffirmed the Administration’s view that housing finance reform should include ending Fannie Mae and Freddie Mac’s business model.
In the last Congress, members of Congress considered several bills to reform the housing finance system, including bills that, among other things, would require Fannie Mae and Freddie Mac to be wound down after a period of time and place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being wound down. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress or FHFA may also consider legislation or regulation aimed at increasing the competition we face or reducing our market share. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Business—Housing Finance Reform” for more information about the Administration’s report and paper, and Congressional proposals regarding housing finance reform.
Our dividend obligations on Treasury’s investment result in our retaining a limited and decreasing amount of our net worth each year until 2018. Beginning in 2018, we will no longer retain any of our net worth.
As a result of the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $1.8 billion for each quarterly dividend period in 2015 and decreases by $600 million annually until it reaches zero in 2018. Accordingly, our dividend obligations will result in our retaining a limited and decreasing amount of our net worth each year until 2018. Beginning in 2018, we will no longer retain any of our net worth, as the entire amount of our net worth at the end of each quarter will be required to be paid to Treasury.
Because we are permitted to retain only a limited and decreasing amount of capital reserves through 2017, we may not have sufficient reserves to avoid a net worth deficit if we experience a comprehensive loss in a future quarter. In addition, beginning in 2018, we are not permitted to retain any capital reserves against losses in subsequent quarters; therefore, if we have a comprehensive loss for a quarter we will also have a net worth deficit for that quarter. We have experienced and expect to continue to experience volatility in our financial results from period to period due to a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments, such as derivatives and certain securities, that we mark to market through our earnings. Our credit-related income or expense also can vary substantially from period to period primarily due to changes in home prices, borrower payment behavior and economic conditions. In addition, as described in “Executive Summary—Outlook,” we expect substantially lower earnings in future years than our earnings for 2014. Accordingly, although we expect to remain profitable on an annual basis for the foreseeable future, the expected volatility in our financial results, which may be significant from quarter to quarter, could result in a net worth deficit in a future quarter, particularly as our capital reserve approaches zero.
For any quarter for which we have a net worth deficit, we will be required to draw funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement.
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
Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified employees. The limitations on our employee compensation put us at a disadvantage compared to many other companies in attracting and retaining employees.
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
Actions taken by Congress, FHFA and Treasury to date, or that may be taken by them or other government agencies in the future, have had, and may continue to have, an adverse effect on the retention and recruitment of senior executives, management and other employees. We are subject to significant restrictions on the amount and type of compensation we may pay our executives and other employees under conservatorship. For example, in April 2012, the STOCK Act was enacted, which includes a provision that prohibits senior executives at Fannie Mae and Freddie Mac from receiving bonuses during any period of conservatorship on or after the date of enactment of the law. In addition, we are unable to offer equity-based compensation. As a result, we have not been able to incent and reward excellent performance with compensation structures that provide upside potential to our executives, which places us at a disadvantage compared to many other companies in attracting and retaining executives.
In addition, the amount of compensation we pay our senior executives is significantly less than executives’ compensation at many comparable companies. As discussed more fully in “Executive Compensation—Compensation Discussion and Analysis—Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” our named executives’ total target direct compensation under the 2014 executive compensation program in aggregate was substantially below the market median for comparable firms. Our Chief Executive Officer’s annual total direct compensation is $600,000, which was more than 90% below the market median in 2014. While many of our executives have accepted below market compensation for the past several years, our inability to increase executive compensation to market levels for the foreseeable future puts us at greater risk of attrition, and also hampers our ability to recruit new executives. Moreover, our inability to offer market-based compensation makes succession planning very difficult, particularly for our Chief Executive Officer role.
Congress has considered other legislation in the past that would alter the compensation for Fannie Mae and Freddie Mac employees. In 2011, the Financial Services Committee of the House of Representatives approved a bill that would put our employees on a federal government pay scale. Although this legislation was not passed by the House or the Senate, if similar legislation were to become law, our employees could experience a sudden and sharp decrease in compensation, which would harm our ability to retain and recruit employees. In addition, the uncertainty of potential Congressional action with respect to housing finance reform, which may result in the wind-down of the company, negatively affects our ability to retain and recruit employees.
We face competition from within the financial services industry and from businesses outside of the financial services industry for qualified employees. Additionally, an improving economy has put additional pressures on turnover, as attractive opportunities have become available to our employees. Our competitors for talent are generally not subject to the same limitations on employee compensation. The constraints on our compensation could adversely affect our ability to attract qualified candidates. While we engage in succession planning for our senior management and other critical positions and have been able to fill a number of important positions internally, our inability to offer market-based compensation may limit our ability to attract and retain qualified employees below the senior executive level that could fill our senior executive level positions if there is an increase in turnover.
If we are unable to retain, promote and attract employees with the necessary skills and talent, we would face increased risks for operational failures. If there were several high-level departures at approximately the same time, our ability to conduct our business and our results of operations would likely be materially adversely affected.
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
We are subject to significant restrictions on our business activities during conservatorship. We may be prevented by our conservator from engaging in business activities or transactions that we believe would benefit our business and financial results. For example, we publish risk-based loan level price adjustment grids that specify the additional cash fees we charge at the time we initially acquire a loan based on the credit characteristics of the loan. These fees allow us to price appropriately for the credit risk we assume in providing our guaranty on the loans. We do not have the ability to implement changes to these pricing grids without the approval of FHFA. If the mix of our single-family loan acquisitions changes, and FHFA does not approve requested changes to our pricing grids in response to these changes, it could adversely affect our financial results and condition.
In addition, we may be required by our conservator to engage in activities that are operationally difficult, costly to implement or unprofitable, or that may adversely affect our financial results or the credit risk profile of our book of business. For example, in 2014, FHFA requested that we reduce our retained mortgage portfolio each year to 90% of the amount permitted under the senior preferred stock purchase agreement, which requires that we reduce our retained mortgage portfolio at a faster rate than previously required. This could result in the sale of assets at prices below the levels recorded in our financial statements or the sale of assets that may be more economical to hold, and will result in a faster decline in the revenues generated by our retained mortgage portfolio. In addition, as described in “Business—Our Charter and Regulation of Our

Activities—Potential Changes to Our Single-Family Guaranty Fee Pricing,” FHFA announced in June 2014 that it was requesting public input on the guaranty fees that Fannie Mae and Freddie Mac charge lenders, and FHFA is currently reviewing and considering the public input that was received. Based on its review, FHFA may direct us to make changes to our guaranty fee pricing that could materially affect our financial results. If FHFA directs us to decrease our guaranty fee pricing, depending on the extent of the decrease, it could result in a significant decrease in our guaranty fee revenues in future periods. If FHFA directs us to increase our guaranty fee pricing, depending on the extent of the increase, it could result in some of our lender customers retaining lower credit risk loans for their portfolio instead of delivering the loans to us. This could lead to a decrease in our single-family business volume, negatively affect the credit risk profile of our new single-family acquisitions and adversely affect our financial results and condition.
Because we are under the control of our conservator, our business objectives may not be consistent with the investment objectives of our investors. FHFA has changed our business objectives significantly since we entered conservatorship, and could make additional changes at any time. In May 2014, FHFA released its 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which replaced FHFA’s strategic goals identified in 2012. Actions we take to meet FHFA’s goals and objectives could adversely affect our financial results. For example, FHFA’s 2014 and 2015 conservatorship scorecards include objectives relating to the development of a single common security for Fannie Mae and Freddie Mac. We believe the development of a single common security would likely reduce, and could eliminate, the trading advantage Fannie Mae mortgage-backed securities have over Freddie Mac mortgage-backed securities. If this occurs, we believe it would negatively impact our ability to compete for mortgage assets in the secondary market, and therefore could adversely affect our results of operations. Our objectives and business activities may continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives. Significant changes in our business objectives could adversely affect our financial results. Moreover, we are devoting significant resources to meeting FHFA’s goals for our conservatorship and expect to continue to do so.
The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own under the agreement. In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. Pursuant to the senior preferred stock purchase agreement, the maximum allowable amount of mortgage assets we were permitted to own as of December 31, 2014 was $469.6 billion, and on each December 31 thereafter, our mortgage assets may not exceed 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year until the amount of our mortgage assets reaches $250 billion. In addition, as described above, FHFA has requested that we further cap our mortgage assets each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury.
Actions taken by the conservator and the restrictions set forth in the senior preferred stock purchase agreement could adversely affect our business, results of operations, financial condition, liquidity and net worth.
A number of lawsuits have been filed against the U.S. government relating to the senior preferred stock purchase agreement and the conservatorship. See “Note 19, Commitments and Contingencies” and “Legal Proceedings” for a description of these lawsuits. We cannot predict the course or the outcome of these lawsuits, or the actions the U.S. government (including Treasury or FHFA) may take in response to any ruling or finding in any of these lawsuits. Accordingly, we cannot predict what impact, if any, these lawsuits will have on our business.
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

Dividends to common and preferred shareholders, other than to Treasury, have been eliminated. Our conservator announced in September 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock, while we are in conservatorship. In addition, under the terms of the senior preferred stock purchase agreement, dividends may not be paid to common or preferred shareholders (other than on the senior preferred stock) without the prior written consent of Treasury, regardless of whether we are in conservatorship.
Our future profits will effectively be distributed to Treasury. As described in a risk factor above, the terms of the senior preferred stock purchase agreement and the senior preferred stock ultimately require the payment of our entire net worth to Treasury. As a result, our net income is not available to common shareholders or preferred shareholders other than Treasury as holder of the senior preferred stock.
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
Basel III is a set of revised global regulatory standards developed by the Basel Committee on Banking Supervision establishing minimum bank capital and liquidity requirements. U.S. banking regulators have issued rules regarding new bank capital and liquidity requirements in accordance with Basel III that are expected to go into effect over the next few years. Although we are not subject to banking regulations, these new requirements could materially adversely affect demand by U.S. banks for our debt securities and MBS in the future, which could adversely affect the price of those securities and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
For example, in September 2014, U.S. banking regulators issued a final regulation setting minimum liquidity standards for large U.S. banks generally in accordance with Basel III standards. Under the final rule, U.S. banks subject to the standards are required to hold a minimum level of high-quality liquid assets based on projections of their short-term cash needs. The debt and mortgage-related securities of Fannie Mae and Freddie Mac are permitted to count toward only up to 40% of the banks’ high-quality liquid asset requirement, and then only after applying a 15% discount to the market value of those securities. The final rule became effective January 1, 2015 and provides for a transition period. Banks subject to the rule are required to maintain a minimum liquidity coverage ratio of 80% beginning on January 1, 2015, 90% beginning on January 1, 2016 and 100% beginning on January 1, 2017. U.S. banks currently hold large amounts of our outstanding debt and MBS securities, and prior U.S. banking regulations did not limit the amount of these securities that banks were permitted to count toward their liquidity requirements. Accordingly, the implementation of this rule could materially adversely affect demand by banks for Fannie Mae debt securities and MBS in the future.
In addition, in April 2014, U.S. banking regulators issued a final rule for enhanced supplementary leverage ratio requirements applicable to the largest U.S. banks. The rule requires bank holding companies to maintain a minimum enhanced supplementary leverage ratio of more than 5% in order to avoid restrictions on capital distributions and discretionary bonus payments. Covered companies are required to report their supplementary leverage ratio starting January 1, 2015 and to comply with the enhanced supplementary leverage ratio requirement beginning on January 1, 2018. These higher leverage requirements may require large U.S. banks to hold more capital against the securities they hold, including Fannie Mae debt and MBS securities, which could adversely affect demand by these banks for our debt and MBS securities in the future.

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
Some of the mortgage loans we acquired prior to 2009 have performed poorly, which increased our credit losses and credit-related expenses, and our risk of future credit losses and credit-related expenses, as a result of borrowers failing to make required payments of principal and interest on their mortgage loans. In addition, although home prices have improved in each of the last three years on a national basis, a portion of the loans in our single-family guaranty book of business continues to have an estimated mark-to-market LTV ratio greater than 100%, which increases the likelihood that either these borrowers will strategically default on their mortgage loans even if they have the ability to continue to pay the loans or that distressed homeowners will sell their homes in a “short sale” for significantly less than the unpaid amount of the loans. We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” and we present detailed information on our 2014 credit-related expenses, credit losses and results of operations in “MD&A—Consolidated Results of Operations.” The credit performance of loans in our guaranty book of business, particularly those acquired prior to 2009, could deteriorate in the future, particularly if we experience national or regional declines in home prices, weakening economic conditions or high unemployment.
A failure in our operational systems or infrastructure, or those of third parties, could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation.
Shortcomings or failures in our internal processes, people or systems could disrupt our business or have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations. Such a failure could result in legislative or regulatory intervention or sanctions, liability to customers, financial losses, business disruptions and damage to our reputation. For example, our business is highly dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions, many of which are highly complex, across numerous and diverse markets and in an environment in which we must adapt to changing external conditions. These transactions are subject to various legal, accounting and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions. In addition, we rely on information provided by third parties in processing many of our transactions; that information may be incorrect or we may fail to properly manage or analyze it.
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
Additionally, nearly all of our employees in our primary locations, including the Washington, DC and Dallas, Texas metropolitan areas, work in relatively close proximity to one another. Notwithstanding the business continuity plans and facilities that we have in place, given that most of our facilities and employees are located in the Washington, DC and Dallas metropolitan areas, a catastrophic event such as a terrorist attack, natural disaster, extreme weather event or disease pandemic could overwhelm our recovery capabilities. Although we have built an out-of-region data center for disaster recovery in order to increase the geographic diversity of our business continuity plans, most of our employees are located in the Washington,

DC and Dallas metropolitan areas. If a regional disruption occurs and our employees are not able to occupy our facilities, work remotely, or communicate with or travel to other locations, we may not be able to successfully implement our contingency plans, which could materially adversely affect our ability to conduct our business and lead to financial losses.
A breach of the security of our systems, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our business or result in the disclosure or misuse of confidential information, which could damage our reputation, increase our costs and cause losses.
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including confidential or personal information that is subject to privacy laws, regulations or customer-imposed controls. Information security risks for large institutions like us have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state-sponsored actors. From time to time we have been, and likely will continue to be, the target of attempted cyber attacks, computer viruses, malicious code, phishing attacks and other information security breaches. To date, we have not experienced any material losses relating to cyber attacks or other information security breaches, but we could suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale and our role in the financial services industry, the outsourcing of some of our business operations, and the current global economic and political environment. As a result, we have increased our investments in the development and enhancement of controls, processes and practices designed to detect and prevent information security threats.
Although we take measures to protect the security of our computer systems, software and networks, our computer systems, software and networks may be vulnerable to cyber attack, breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The occurrence of such an event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of our or our customers’, our counterparties’ or borrowers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, damage to our computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, violation of applicable privacy laws and other laws, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks.
Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty and borrower information. While we engage in actions to mitigate our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss or destruction of data or other cybersecurity incidents with increased costs and consequences to us such as those described above.
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
In conservatorship our business is no longer managed with a strategy to maximize shareholder returns while fulfilling our mission. In May 2014, FHFA released its 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which identifies three strategic goals that are described in “Business—Executive Summary—Helping to Build a Sustainable Housing Finance System.” In pursuit of these or other goals prescribed by our conservator, we may take a variety of actions that could adversely affect our economic returns, possibly significantly, such as modifying loans to defer principal, lower the interest rate or extend the maturity; engaging in principal reduction; expanding our underwriting and eligibility requirements to increase access to mortgage credit; or issuing a single common GSE security. We are already taking some of these actions. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth.
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
We are also required by the GSE Act to undertake efforts in support of the housing market that could adversely affect our financial results and condition. For example, we are subject to housing goals under the GSE Act that require that a portion of the mortgage loans we acquire must be for low- and very-low income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. FHFA’s proposed 2015 to 2017 housing goals include higher benchmarks for some of the goals than those that were applicable for 2014. In addition, the 2008 Reform Act created a new duty to serve underserved markets. We could be required to make changes to our business and our acquisitions in the future in response to this duty. Although FHFA has not yet published a final rule with respect to this requirement, FHFA has indicated that a proposed rulemaking on the duty to serve underserved markets is forthcoming and FHFA’s 2015 conservatorship scorecard includes an objective for us to prepare to implement duty to serve requirements upon publication of a final rule. We may take actions to meet our housing goals and duty to serve obligations that could adversely affect our profitability. For example, we may acquire loans that offer lower expected returns on our investment than our other loan acquisitions and that may potentially increase our credit losses and credit-related expenses. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Housing Goals and Duty to Serve Underserved Markets” for more information on our housing goals and duty to serve underserved markets.
Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations and generate net interest income.
Our ability to fund our business depends primarily on our ongoing access to the debt capital markets. The level of net interest income generated by our retained mortgage portfolio assets depends on how much lower our cost of funds is compared with what we earn on our mortgage assets. Market concerns about matters such as the extent of government support for our business, the future of our business (including future profitability, future structure, regulatory actions and GSE status) and the creditworthiness of the U.S. government could cause a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in recent years to issue debt of varying maturities at attractive pricing resulted from federal government support of our business. As a result, we believe that our status as a GSE and continued federal government support is essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations. There can be no assurance that the government will continue to support us, or that our current level of access to debt funding will continue. In addition, due to our reliance on the U.S. government’s support, our access to debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government.
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
Credit ratings on our senior unsecured debt, as well as the credit ratings of the U.S. government, are primary factors that could affect our borrowing costs and our access to the debt capital markets. Credit ratings on our debt are subject to revision or withdrawal at any time by the rating agencies. Actions by governmental entities impacting the support we receive from Treasury could adversely affect the credit ratings on our senior unsecured debt. As of February 12, 2015, our long-term debt was rated “AA+” by Standard & Poor’s Ratings Services (“S&P”), “Aaa” by Moody’s Investors Services (“Moody’s”) and “AAA” by Fitch Ratings Limited (“Fitch”).
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
An additional reduction in our credit ratings may also trigger additional collateral requirements under our derivative contracts because a majority of our over-the-counter (“OTC”) derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position as of December 31, 2014 was $2.6 billion, for which we posted collateral of $2.4 billion in the normal course of business. If our senior unsecured debt had been downgraded to AA or Aa1, or even to AA- or Aa2, we would not have been required to post any additional collateral under these agreements as of December 31, 2014. If all of the credit-risk-related contingency features underlying these agreements had been triggered, an additional $269 million would have been required either to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2014. An additional reduction in our credit ratings also could cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivative contracts. Further, an additional reduction in our credit ratings may materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”
One or more of our institutional counterparties may fail to fulfill their contractual obligations to us, resulting in financial losses, business disruption and decreased ability to manage risk.
We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with mortgage servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS; mortgage sellers and servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances; third-party providers of credit enhancement on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements, financial guarantors and reinsurers; issuers of investments held in our cash and other investments portfolio; and derivatives counterparties.
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
An institutional counterparty may default in its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, changes in its servicer rating, a reduction in liquidity, operational failures or insolvency. Although the liquidity and financial condition of some of our institutional counterparties continued to improve in 2014, there is still significant risk to our business of defaults by these counterparties. Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business, which would adversely affect our business, results of operations, financial condition, liquidity and net worth.
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
Our financial condition or results of operations may be adversely affected if mortgage servicers fail to perform their obligations to us.
We delegate the servicing of the mortgage loans in our guaranty book of business to mortgage servicers; we do not have our own servicing function. Functions performed by mortgage servicers on our behalf include collecting and delivering principal and interest payments, administering escrow accounts, monitoring and reporting delinquencies, performing default prevention activities and other functions. The inability of a mortgage servicer to perform these functions due to financial, operational, regulatory or other issues could negatively affect our ability to manage our book of business, delay or prevent our collection of amounts due to us or otherwise result in the failure to perform other servicing duties, resulting in financial losses. In addition, our servicers have an active role in our loss mitigation efforts, and a decline in their performance could affect our credit performance, including through missed opportunities for loan modifications.
In recent periods, non-depository servicers that specialize in servicing troubled loans have experienced rapid growth in their servicing portfolios, and now service a large portion of our loans. The rapid expansion of these servicers’ servicing portfolios results in increased operational risk, which could negatively impact their ability to effectively manage their servicing portfolios. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers.
If we replace a mortgage servicer, we likely would incur costs and potential increases in servicing fees and could also face operational risks. If a mortgage servicer counterparty fails, it could result in a temporary disruption in servicing and loss mitigation activities relating to the loans serviced by that mortgage servicer, particularly if there is a loss of experienced servicing personnel. We may also face challenges in transferring a large servicing portfolio.
Multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us. We are exposed to the risk that multifamily servicers could come under financial pressure, which could potentially result in a decline in the quality of the servicing they provide us.
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
PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 67% of claims under its mortgage insurance policies in cash and is deferring the remaining 33%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us its previously outstanding deferred payment obligations; however, RMIC has not paid us interest on its deferred payment obligations and remains in run-off and under the supervisory control of its state regulator. PMI, Triad and RMIC provided a combined $12.3 billion, or 11%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2014.
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
A number of our largest single-family mortgage seller and servicer counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we have been acquiring an increasing portion of our business volume directly from, and a larger portion of our servicing is being performed by, smaller or non-depository financial institutions that may not have the same financial strength, liquidity or operational capacity as our larger depository financial institution counterparties.
Our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounted for approximately 33% of our single-family business acquisition volume in 2014, compared with approximately 42% in 2013. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 46% of our single-family guaranty book of business as of December 31, 2014, compared with approximately 49% as of December 31, 2013.
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
Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. Although we have been acquiring an increasing portion of our single-family business volume directly from smaller financial institutions, we have continued to acquire a significant portion of our mortgage loans from several large mortgage lenders, with our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounting for approximately 33% of our single-family business acquisition volume in 2014. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is important to our business. To the extent a key lender customer significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our revenues. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.
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
We expect the slow pace of single-family foreclosures in some states will continue to adversely affect our business, results of operations, financial condition and net worth.
The processing of foreclosures of single-family loans continues to be slow in a number of states, primarily as a result of the elevated level of foreclosures caused by the housing market downturn that began in 2006, changes in state foreclosure laws, and federal and state servicing requirements imposed by regulatory actions and legal settlements in recent years. The slow pace of foreclosures in some states has negatively affected our foreclosure timelines, credit-related income (expense) and single-family serious delinquency rates, and we expect they will continue to do so. We believe the slow pace of foreclosures in certain states is contributing to a slower recovery of those housing markets.
Challenges to the MERS® company, system and processes could pose operational, reputational and legal risks for us.
MERSCORP Holdings, Inc. (“MERSCORP”) is a privately held company that maintains an electronic registry (the “MERS System”) that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, can serve as a nominee for the owner of a mortgage loan and, in that role, become the mortgagee of record for the loan in local land records. Fannie Mae sellers and servicers may choose to use MERS as a nominee; however, we have prohibited servicers from initiating foreclosures on Fannie Mae loans in MERS’s name. A large portion of the loans we own or guarantee are registered in MERS’s name and the related servicing rights are tracked in the MERS System. The MERS System is widely used by participants in the mortgage finance industry. Along with a number of other organizations in the mortgage finance industry, we are a shareholder of MERSCORP.
Numerous legal challenges have been made disputing MERS’s ability to initiate foreclosures, act as nominee in local land records, and/or assign mortgages or take other action on behalf of the loan owner. These challenges seek judicial relief ranging from money damages, fines and penalties to injunctive/declaratory relief seeking the prevention of mortgage assignments by MERS and/or the voiding of completed foreclosures in which MERS appeared in the chain of title. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions, which could cause additional costs and time in the recordation process and could negatively impact our interest in the loans. These challenges also could result in court decisions that substantially delay new or pending foreclosures, or void completed foreclosures in certain jurisdictions, which would require that we re-foreclose on the affected properties, thereby increasing our costs and lengthening the time it takes for us to foreclose on and dispose of the properties.
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
Management has determined that, as of the date of this filing, we have ineffective disclosure controls and procedures that result in a material weakness in our internal control over financial reporting. In addition, our independent registered public accounting firm, Deloitte & Touche LLP, has expressed an adverse opinion on our internal control over financial reporting because of the material weakness. Our ineffective disclosure controls and procedures and material weakness could result in errors in our reported results or disclosures that are not complete or accurate, which could have a material adverse effect on our business and operations.
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
Changes in interest rates or our loss of the ability to manage interest rate risk successfully could adversely affect our financial results and condition, and increase interest rate risk.
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
We mark to market changes in the estimated fair value of our derivatives through our earnings on a quarterly basis, but we do not similarly mark to market changes in some of the financial instruments that generate our interest rate risk exposures. As a result, changes in interest rates, particularly significant changes, can have a significant adverse effect on our earnings and net worth for the quarter in which the changes occur, depending on the nature of the changes and the derivatives we hold at that time. We have experienced significant fair value losses in some periods due to changes in interest rates, and we expect to continue to experience volatility from period to period in our financial results as a result of fair value losses or gains on our derivatives.
Changes in interest rates also can affect our credit losses. When interest rates increase, our credit losses from loans with adjustable payment terms may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default, particularly for adjustable-rate loans with interest-only features. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan. Similarly, many borrowers may have additional debt obligations, such as home equity lines of credit and second liens, that also have adjustable payment terms. If a borrower’s payment on his or her other debt obligations increases due to rising interest rates or a change in amortization, it increases the risk that the borrower may default on a loan we own or guarantee.
Changes in spreads could materially impact our results of operations, net worth and the fair value of our net assets.
Spread risk or basis risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Changes in market conditions, including changes in interest rates, liquidity, prepayment and default expectations, and the level of uncertainty in the market for a particular asset class may cause fluctuations in spreads. Changes in mortgage spreads have contributed to significant volatility in our financial results in certain periods, due to fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings, and this could occur again in a future period. A widening of mortgage spreads could cause significant fair value losses, and could adversely affect our near-term financial results and net worth. We do not actively manage or hedge our spread risk after we purchase mortgage assets, other than through asset monitoring and disposition.
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
The Charter Act defines our permissible business activities. For example, we may not originate mortgage loans or purchase single-family loans in excess of the conforming loan limits, and our business is limited to the U.S. housing finance sector. In addition, as described in a previous risk factor, our business activities are subject to significant restrictions as a result of the conservatorship and the senior preferred stock purchase agreement. As a result of these limitations on our ability to diversify our operations, our financial condition and results of operations depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Weak or unstable conditions in the housing market, as we have seen in recent years, can therefore have a significant adverse effect on our results of operations, financial condition and net worth.
Our business and financial results could be materially adversely affected by legal or regulatory proceedings.
We are a party to various claims and other legal proceedings. We also have been, and in the future may be, involved in government investigations. We may be required to establish reserves and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations or proceedings, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Any legal proceeding or governmental investigation, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. In addition, certain of our former officers are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings.
Developments in, outcomes of, impacts of, and costs, expenses, settlements and judgments related to these legal proceedings and governmental investigations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. In addition, responding to these matters could divert significant internal resources away from managing our business.
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

RISKS RELATING TO OUR INDUSTRY
Our business and financial results are affected by general economic conditions, particularly home prices and employment trends, and a deterioration of economic conditions or the financial markets may materially adversely affect our result of operations, net worth and financial condition.
Our business is significantly affected by the status of the U.S. economy, particularly home prices and employment trends. Although the U.S. economy has continued to gradually improve, economic growth and improvement in the housing market have been modest. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or the financial markets could materially adversely affect our result of operations, net worth and financial condition. For example, if home prices decrease or the unemployment rate increases, it could result in significantly higher levels of credit losses and credit-related expense.
Global economic conditions can also adversely affect our business and financial results. Changes or volatility in market conditions resulting from deterioration in or uncertainty regarding global economic conditions can adversely affect the value of our assets, which could materially adversely affect our results of operations, net worth and financial condition. For example, weak economic conditions in Europe and concerns about the European banking system resulted in a significant decline in interest rates in the fourth quarter of 2014. This decline in interest rates contributed to the fair value losses on our derivatives in the fourth quarter of 2014. Volatility or uncertainty in global political conditions can also significantly affect economic conditions and the financial markets. We describe above the risks to our business posed by changes in interest rates and changes in spreads. In addition, as described above, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
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
Mortgage interest rates also affect our business volume. Rising interest rates generally result in fewer mortgage originations, particularly for refinances. Interest rates increased significantly in the second half of 2013, which reduced our business volume in the second half of 2013 and in 2014. Interest rates subsequently declined in late 2014 and early 2015 to levels similar to mid-2013. If interest rates rise again, particularly if the increase is sudden and steep, it could significantly reduce our business volume. Significant reductions in our business volume could adversely affect our results of operations and financial condition.

In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in January 2014 and concluded its asset purchase program in October 2014. In announcing the conclusion of its asset purchase program, the Federal Reserve stated that it is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities; therefore, it has continued to purchase a significant amount of agency mortgage-backed securities. Any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities, or possible future sales of mortgage-backed securities by the Federal Reserve, could result in increases in mortgage interest rates and adversely affect our business volume, which could adversely affect our results of operations and financial condition.
The Dodd-Frank Act and regulatory changes in the financial services industry may negatively impact our business.
The Dodd-Frank Act has significantly changed the regulation of the financial services industry. This legislation is affecting and will continue to affect many aspects of our business and could affect us in substantial and unforeseeable ways. The Dodd-Frank Act and related regulatory changes have required us to change certain business practices, limit the types of products we offer and incur additional costs. Additionally, implementation of this legislation has resulted in and will continue to result in increased supervision and more comprehensive regulation of our customers and counterparties in the financial services industry, which may have a significant impact on the business practices of our customers and counterparties, as well as on our counterparty credit risk. The Dodd-Frank Act’s impact on our customers’ and counterparties’ business practices could indirectly adversely affect our business. For example, if our customers reduce the amount of their mortgage originations, it would adversely affect the number of mortgages available for us to purchase or guarantee.
Examples of aspects of the Dodd-Frank Act and related regulatory changes that have affected us or may affect us in the future include: rules requiring the clearing of certain derivatives transactions and margin and capital rules for uncleared derivative trades, which impose additional costs on us; the CFPB’s “ability to repay” rule, which has limited the types of products we offer and could impact the volume of loans sold to us in the future; and the development of single-counterparty credit limit regulations, which could cause our customers to change their business practices. We could also be designated as a systemically important nonbank financial company subject to supervision and regulation by the Federal Reserve. If this were to occur, the Federal Reserve would have the authority to examine us and could impose stricter prudential standards on us, including risk-based capital requirements, leverage limits, liquidity requirements, single-counterparty exposure limits, resolution plan and credit exposure reporting requirements, overall risk management requirements, contingent capital requirements, enhanced public disclosures and short-term debt limits. We have not received any notification of possible designation as a systemically important financial institution.
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
Legislative, regulatory or judicial actions could negatively impact our business, results of operations, financial condition or net worth.
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us and diverting management attention or other resources. For example, we could be affected by legislative or regulatory changes that expand the responsibilities and liabilities of servicers and assignees for maintaining vacant properties prior to foreclosure, which could increase our costs. We also could be affected by state laws and court decisions granting priority rights for homeowners associations in foreclosure proceedings, which could adversely affect our ability to recover our losses on affected loans. In addition, as described above, our business could be materially adversely affected by legislative and regulatory actions relating to housing finance reform or the financial services industry or by legal or regulatory proceedings.
The occurrence of a major natural or other disaster in the United States could negatively impact our credit losses and credit-related expenses, and could disrupt our business operations in the affected geographic area or nationally.
We conduct our business in the residential and multifamily mortgage markets and own or guarantee the performance of mortgage loans throughout the United States. The occurrence of a major natural or environmental disaster, terrorist attack, cyber attack, pandemic, or similar event (a “major disruptive event”) in a regional geographic area of the United States could negatively impact our credit losses and credit-related expenses in the affected area or, depending on the nature of the event, nationally.
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
In January 2015, we entered into a lease for a future principal office to be built at 1150 15th Street, NW, Washington, DC. The lease provides that the building will be delivered in two phases in 2017 and 2018.
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
FHFA Private-Label Mortgage-Related Securities Litigation
In the third quarter of 2011, FHFA, as conservator, filed 16 lawsuits on behalf of both Fannie Mae and Freddie Mac against various financial institutions, their officers and affiliated and unaffiliated underwriters that were responsible for marketing and selling private-label mortgage-related securities to us. Fourteen of these lawsuits were resolved during 2013 and 2014, and two remain pending.
One of the remaining lawsuits is against Nomura Holding America Inc. and certain related entities and individuals, and is pending in the U.S. District Court for the Southern District of New York. The other remaining lawsuit is against The Royal

Bank of Scotland Group PLC and certain related entities and individuals, and is pending in the U.S. District Court for the District of Connecticut. Both lawsuits were filed on September 2, 2011. These two remaining lawsuits seek to recover losses we and Freddie Mac incurred on the private-label mortgage-related securities the defendants sold to us and Freddie Mac. The lawsuits allege that the defendants violated federal and state securities laws by making material misstatements and omissions regarding the characteristics of the loans underlying the securities in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac. The complaints seek, among other things, rescission and recovery of consideration paid for the securities at issue in the lawsuits, monetary damages and interest.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2014, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia and the U.S. District Court for the Southern District of Iowa against the United States, Treasury and/or FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, as well as to FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury during conservatorship. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases pending before that court. The plaintiffs in each of the dismissed cases have filed a notice of appeal. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 3, 2015, the U.S. District Court for the Southern District of Iowa dismissed the single case pending before it. The matters where Fannie Mae is a named defendant are described below or in “Note 19, Commitments and Contingencies.”
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
LIBOR Lawsuit
On October 31, 2013, Fannie Mae filed a lawsuit in the U.S. District Court for the Southern District of New York against Barclays Bank PLC, UBS AG, The Royal Bank of Scotland Group PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, Credit Suisse Group AG, Credit Suisse International, Bank of America Corp., Bank of America, N.A., Citigroup Inc., Citibank, N.A., J.P. Morgan Chase & Co., J.P. Morgan Chase Bank, N.A., Coöperative Centrale Raiffeisen-Boerenleenbank B.A., the British Bankers Association (“BBA”) and BBA LIBOR Ltd. alleging they manipulated LIBOR. On October 6, 2014, Fannie Mae filed an amended complaint alleging, among other things, that the banks submitted false borrowing costs to the BBA in order to suppress LIBOR. The amended complaint seeks compensatory and punitive damages based on claims for breach of contract, breach of the implied duty of good faith and fair dealing, unjust enrichment, fraud and conspiracy to commit fraud. The defendants filed motions to dismiss the lawsuit on November 5, 2014.
Item 4.  Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the ticker symbol “FNMA.” The transfer agent and registrar for our common stock is Computershare, P.O. Box 30170, College Station, TX 77845-3170.
Common Stock Data
The following table displays, for the periods indicated, the high and low prices per share of our common stock as reported in the Bloomberg Financial Markets service. These prices represent high and low trade prices. No dividends were declared on shares of our common stock during the periods indicated.

Quarter	High	Low
2013
First Quarter	$1.47	$0.26
Second Quarter	5.44	0.68
Third Quarter	1.79	1.03
Fourth Quarter	3.50	1.31
2014
First Quarter	$6.35	$2.76
Second Quarter	4.80	3.57
Third Quarter	4.64	2.54
Fourth Quarter	2.61	1.43
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

Holders
As of January 31, 2015, we had approximately 13,000 registered holders of record of our common stock. In addition, as of January 31, 2015, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended December 31, 2014, we did not issue any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2014.

Item 6. Selected Financial Data
The selected consolidated financial data displayed below are summarized from our results of operations for the five-year period ended December 31, 2014, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with the MD&A included in this annual report on Form 10-K.

	For the Year Ended December 31,
	2014		2013		2012		2011		2010
	(Dollars in millions)
Statement of operations data:
Net revenues(1)	$25,855		$26,334		$22,988		$20,444		$17,493
Net income (loss) attributable to Fannie Mae	14,208		83,963		17,224		(16,855)		(14,014)
New business purchase data:
New business purchases(2)	$409,834		$759,535		$867,387		$580,574		$625,282
Performance ratios:
Net interest yield(3)	0.63%		0.70%		0.68%		0.60%		0.51%
Credit loss ratio (in basis points)(4)	19.4	bps	14.7	bps	48.2	bps	61.3	bps	77.4	bps

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
Balance sheet data:
Investments in securities	$62,158	$68,939	$103,876	$151,780	$151,248
Mortgage loans, net of allowance(5)	3,019,494	3,026,240	2,949,406	2,898,621	2,923,720
Total assets	3,248,176	3,270,108	3,222,422	3,211,484	3,221,972
Short-term debt	106,572	74,449	108,716	151,725	157,243
Long-term debt	3,115,583	3,160,074	3,080,801	3,038,147	3,039,757
Total liabilities	3,244,456	3,260,517	3,215,198	3,216,055	3,224,489
Senior preferred stock	117,149	117,149	117,149	112,578	88,600
Preferred stock	19,130	19,130	19,130	19,130	20,204
Total Fannie Mae stockholders’ equity (deficit)	3,680	9,541	7,183	(4,624)	(2,599)
Net worth surplus (deficit)	3,720	9,591	7,224	(4,571)	(2,517)

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
Book of business data:
Mortgage credit book of business(6)	$3,091,102	$3,136,765	$3,116,842	$3,127,634	$3,156,192
Guaranty book of business(7)	3,056,219	3,090,538	3,039,457	3,037,549	3,054,488
Credit quality:
Total troubled debt restructurings on accrual status	$145,294	$141,227	$136,064	$108,797	$82,702
Total nonaccrual loans(8)	64,959	83,606	114,833	143,152	170,877
Total loss reserves	38,173	47,290	62,629	76,938	66,251
Total loss reserves as a percentage of total guaranty book of business	1.25%	1.53%	2.06%	2.53%	2.17%
Total loss reserves as a percentage of total nonaccrual loans	58.76	56.56	54.54	53.75	38.77
__________

(1)	Consists of net interest income and fee and other income.

(2)
New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying lender swaps issued during the period.

(3)	Calculated based on net interest income for the reporting period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

(4)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense (income) for the reporting period (adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts) divided by the average guaranty book of business during the period, expressed in basis points. See “MD&A—Consolidated Results of Operations—Credit-Related Income—Credit Loss Performance Metrics” for a discussion of how our credit loss metrics are calculated.

(5)	Mortgage loans consist solely of domestic residential real-estate mortgages.

(6)
Refers to the sum of the unpaid principal balance of: (a) mortgage loans of Fannie Mae; (b) mortgage loans underlying Fannie Mae MBS; (c) non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio; and (d) other credit enhancements that we provide on mortgage assets.

(7)	Reflects mortgage credit book of business less non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(8)
We generally classify single-family loans as nonaccrual when the payment of principal or interest on the loan is 60 days or more past due. Includes off-balance sheet loans in unconsolidated Fannie Mae MBS trusts that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this MD&A in conjunction with our consolidated financial statements as of December 31, 2014 and related notes to the consolidated financial statements, and with “Business—Executive Summary.” Please also see “Glossary of Terms Used in This Report.”
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
We establish a collective single-family loss reserve for all other single-family loans in our single-family guaranty book of business using a model that estimates the probability of default of loans to derive an overall loss reserve estimate given multiple factors such as: origination year, mark-to-market LTV ratio, delinquency status and loan product type. The loss severity estimates we use in determining our loss reserves reflect current available information on actual events and conditions as of each balance sheet date, including current home prices. Our loss severity estimates do not incorporate assumptions about future changes in home prices. We do, however, use recent regional historical sales and appraisal information, including the sales of our own foreclosed properties, to develop our loss severity estimates for all loan categories. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.
In the third quarter of 2014, we updated the model and the assumptions used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses. In addition to incorporating recent loan performance, this update better captures regional variations in expected future cash flows, particularly with respect to expectations of future home prices. This update resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $600 million.
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
As of December 31, 2012, we had a valuation allowance against our deferred tax assets of $58.9 billion. After weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance as of March 31, 2013. Therefore, we concluded that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that were expected to be released against income before federal income taxes for the remainder of the year. We recognized a benefit for federal income taxes of $58.3 billion in our consolidated statement of operations and comprehensive income for the year ended December 31, 2013 related to the release of the valuation allowance against our deferred tax assets, partially offset by our 2013 provision for federal income taxes, resulting in a net tax benefit of $45.4 billion in 2013.
As of December 31, 2014, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax assets outweighed the negative evidence and that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized. The balance of our net deferred tax assets was $42.2 billion as of December 31, 2014, compared with net deferred tax assets of $47.6 billion as of December 31, 2013.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our consolidated results of operations for the periods indicated and should be read together with our consolidated financial statements, including the accompanying notes.
Table 7 displays a summary of our consolidated results of operations for the periods indicated.
Table 7: Summary of Consolidated Results of Operations

	For the Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Dollars in millions)
Net interest income	$19,968	$22,404	$21,501	$(2,436)	$903
Fee and other income	5,887	3,930	1,487	1,957	2,443
Net revenues	25,855	26,334	22,988	(479)	3,346
Investment gains (losses), net	936	1,127	(226)	(191)	1,353
Fair value (losses) gains, net	(4,833)	2,959	(2,977)	(7,792)	5,936
Administrative expenses	(2,777)	(2,545)	(2,367)	(232)	(178)
Credit-related income
Benefit for credit losses	3,964	8,949	852	(4,985)	8,097
Foreclosed property (expense) income	(142)	2,839	254	(2,981)	2,585
Total credit-related income	3,822	11,788	1,106	(7,966)	10,682
Other non-interest expenses(1)	(1,853)	(1,096)	(1,304)	(757)	208
Income before federal income taxes	21,150	38,567	17,220	(17,417)	21,347
(Provision) benefit for federal income taxes	(6,941)	45,415	—	(52,356)	45,415
Net income	14,209	83,982	17,220	(69,773)	66,762
Less: Net (income) loss attributable to noncontrolling interest	(1)	(19)	4	18	(23)
Net income attributable to Fannie Mae	$14,208	$83,963	$17,224	$(69,755)	$66,739
Total comprehensive income attributable to Fannie Mae	$14,738	$84,782	$18,843	$(70,044)	$65,939

__________

(1)	Consists of TCCA fees, debt extinguishment gains (losses), net, and other expenses, net.
We recognized income of $5.7 billion in both 2014 and 2013, and $1.9 billion in 2012, as a result of resolution agreements we reached relating to PLS sold to us, representation and warranty matters and compensatory fees. These amounts are included in net interest income, fee and other income, benefit for credit losses and foreclosed property (expense) income in our consolidated result of operations. We expect income from resolution agreements will be significantly lower in future years.
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

Table 8: Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$286,042	$10,285	3.60%	$326,399	$12,790	3.92%	$370,455	$14,255	3.85%
Mortgage loans of consolidated trusts	2,769,418	101,835	3.68	2,710,838	101,448	3.74	2,621,317	110,451	4.21
Total mortgage loans(1)	3,055,460	112,120	3.67	3,037,237	114,238	3.76	2,991,772	124,706	4.17
Mortgage-related securities	143,934	6,713	4.66	203,514	9,330	4.58	268,761	12,709	4.73
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(98,778)	(4,572)	4.63	(133,243)	(6,236)	4.68	(173,933)	(8,492)	4.88
Total mortgage-related securities, net	45,156	2,141	4.74	70,271	3,094	4.40	94,828	4,217	4.45
Non-mortgage securities(2)	35,184	34	0.10	41,484	42	0.10	50,282	71	0.14
Federal funds sold and securities purchased under agreements to resell or similar arrangements	33,631	32	0.10	61,644	68	0.11	38,708	73	0.19
Advances to lenders	3,454	78	2.26	5,115	107	2.09	6,220	123	1.98
Total interest-earning assets	$3,172,885	$114,405	3.61%	$3,215,751	$117,549	3.66%	$3,181,810	$129,190	4.06%
Interest-bearing liabilities:
Short-term debt	$86,866	$92	0.11%	$95,098	$128	0.13%	$102,877	$147	0.14%
Long-term debt	398,876	8,508	2.13	498,735	10,263	2.06	561,280	11,925	2.12
Total short-term and long-term funding debt	485,742	8,600	1.77	593,833	10,391	1.75	664,157	12,072	1.82
Debt securities of consolidated trusts	2,824,638	90,409	3.20	2,783,622	90,990	3.27	2,697,592	104,109	3.86
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(98,778)	(4,572)	4.63	(133,243)	(6,236)	4.68	(173,933)	(8,492)	4.88
Total debt securities of consolidated trusts held by third parties	2,725,860	85,837	3.15	2,650,379	84,754	3.20	2,523,659	95,617	3.79
Total interest-bearing liabilities	$3,211,602	$94,437	2.94%	$3,244,212	$95,145	2.93%	$3,187,816	$107,689	3.38%
Net interest income/net interest yield		$19,968	0.63%		$22,404	0.70%		$21,501	0.68%

	As of December 31,
	2014	2013	2012
Selected benchmark interest rates
3-month LIBOR	0.26%	0.25%	0.31%
2-year swap rate	0.90	0.49	0.39
5-year swap rate	1.77	1.79	0.86
30-year Fannie Mae MBS par coupon rate	2.83	3.61	2.23
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $1.8 billion, $2.8 billion and $4.0 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Includes cash equivalents.

Table 9: Rate/Volume Analysis of Changes in Net Interest Income

	2014 vs. 2013			2013 vs. 2012
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(2,505)	$(1,503)	$(1,002)	$(1,465)	$(1,722)	$257
Mortgage loans of consolidated trusts	387	2,171	(1,784)	(9,003)	3,673	(12,676)
Total mortgage loans	(2,118)	668	(2,786)	(10,468)	1,951	(12,419)
Total mortgage-related securities, net	(953)	(1,180)	227	(1,123)	(1,085)	(38)
Non-mortgage securities(2)	(8)	(6)	(2)	(29)	(11)	(18)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(36)	(28)	(8)	(5)	33	(38)
Advances to lenders	(29)	(37)	8	(16)	(23)	7
Total interest income	$(3,144)	$(583)	$(2,561)	$(11,641)	$865	$(12,506)
Interest expense:
Short-term debt	(36)	(10)	(26)	(19)	(10)	(9)
Long-term debt	(1,755)	(2,118)	363	(1,662)	(1,297)	(365)
Total short-term and long-term funding debt	(1,791)	(2,128)	337	(1,681)	(1,307)	(374)
Total debt securities of consolidated trusts held by third parties	1,083	2,925	(1,842)	(10,863)	5,150	(16,013)
Total interest expense	$(708)	$797	$(1,505)	$(12,544)	$3,843	$(16,387)
Net interest income	$(2,436)	$(1,380)	$(1,056)	$903	$(2,978)	$3,881
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Net interest income decreased in 2014 compared with 2013, primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The average balance of our retained mortgage portfolio was 19% lower in 2014 than in 2013. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our retained mortgage portfolio. The decrease in net interest income was partially offset by increased guaranty fee revenue, as loans with higher guaranty fees have become a larger part of our guaranty book of business. We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our MBS trusts on our balance sheet.
Net interest yield decreased in 2014 compared with 2013 due to the decline in the percentage of net interest income from our retained mortgage portfolio, which has a higher net interest yield than the net interest yield from guaranty fees.
Net interest income increased in 2013 compared with 2012, primarily due to: (1) an increase in net amortization income related to mortgage loans and debt of consolidated trusts driven by an increase in prepayments; (2) higher guaranty fees, primarily due to the impact of an average increase in single-family guaranty fees of 10 basis points implemented during the fourth quarter of 2012 and the 10 basis point increase in single-family guaranty fees related to the TCCA implementation on April 1, 2012; and (3) and a reduction in interest income not recognized on nonaccrual mortgage loans. The increase in net interest income was partially offset by lower interest income on mortgage loans and securities held in our retained mortgage portfolio, primarily due to a decrease in their average balance. The average balance of our retained mortgage portfolio was 17% lower in 2013 than in 2012.
We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheets at fair value. We recognize the difference between: (1) the initial fair value of the consolidated trust’s mortgage loans and debt and (2) the unpaid principal balance as cost basis adjustments in our consolidated balance sheets. We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment over the contractual life of the loan or security as a component of net interest income. Net unamortized premiums on debt of consolidated trusts exceeded net unamortized premiums on the related mortgage loans of consolidated trusts by $29.3 billion as of December 31, 2014, compared with $25.0 billion as of December 31, 2013. This net premium position represents deferred revenue, which is amortized within net interest income. This deferred revenue primarily relates to upfront fees we receive from lenders for loans with greater credit risk and upfront payments we receive from lenders to adjust the monthly contractual guaranty fee rate on Fannie Mae MBS so that the pass-through coupon rate on the MBS is in a tradable increment of a whole or half percent.
We had $13.0 billion in net unamortized discounts and other cost basis adjustments on mortgage loans of Fannie Mae included in our consolidated balance sheets as of December 31, 2014, compared with $14.3 billion as of December 31, 2013. These discounts and other cost basis adjustments were primarily recorded upon the acquisition of credit-impaired loans and the extent to which we may record them as income in future periods will be based on the actual performance of the loans.
For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our net interest income in “Business Segment Results—Capital Markets Group Results.”
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. Fee and other income increased in 2014 compared with 2013 primarily due to an increase in income recognized as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us from $2.2 billion in 2013 to $4.8 billion in 2014.
Investment Gains (Losses), Net
Investment gains (losses), net include gains and losses recognized from the sale of available-for-sale (“AFS”) securities, gains and losses recognized on the securitization of loans and securities from our retained mortgage portfolio, and net other-than-temporary impairments recognized on our investments. Investment gains decreased in 2014 compared with 2013 primarily due to a significantly lower volume of sales of non-agency mortgage-related securities in 2014 as compared with 2013. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” and “Consolidated Balance Sheet Analysis—Investments in Securities” for additional information on our mortgage-related securities portfolio.
Fair Value (Losses) Gains, Net
Table 10 displays the components of our fair value gains and losses.
Table 10: Fair Value (Losses) Gains, Net

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Risk management derivatives fair value (losses) gains attributable to:
Net contractual interest expense accruals on interest rate swaps	$(1,062)	$(767)	$(1,430)
Net change in fair value during the period	(3,562)	3,546	(508)
Total risk management derivatives fair value (losses) gains, net	(4,624)	2,779	(1,938)
Mortgage commitment derivatives fair value (losses) gains, net	(1,140)	501	(1,688)
Total derivatives fair value (losses) gains, net	(5,764)	3,280	(3,626)
Trading securities gains, net	485	260	1,004
Other, net(1)	446	(581)	(355)
Fair value (losses) gains, net	$(4,833)	$2,959	$(2,977)

	As of December 31,
	2014	2013	2012
5-year swap rate	1.77%	1.79%	0.86%
10-year swap rate	2.28%	3.09%	1.84%
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and certain securities. The estimated fair value of our derivatives and securities may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage spreads and implied volatility, as well as activity related to these financial instruments. We use derivatives to manage the interest rate risk exposure of our net portfolio, which consists of our retained mortgage portfolio, cash and other investments portfolio, and our outstanding debt of Fannie Mae. Some of these financial instruments in our net portfolio are not recorded at fair value in our consolidated financial statements, and as a result we may experience accounting gains or losses due to changes in interest rates or other market conditions that may not be indicative of the economic interest rate risk exposure of our net portfolio.
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
We present, by derivative instrument type, the fair value gains and losses on our derivatives in “Note 9, Derivative Instruments.”
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

We recognized risk management derivative fair value losses in 2014 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the year. We recognized risk management derivative fair value gains in 2013 primarily as a result of increases in the fair value of our pay-fixed derivatives as longer-term swap rates increased during the year. We recognized risk management derivative fair value losses in 2012 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in swap rates during the year.

Because risk management derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our overall interest rate risk profile and in conjunction with the other mark-to-market gains and losses presented in Table 10. For additional information on our use of derivatives to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Interest Rate Risk Management.”
Mortgage Commitment Derivatives Fair Value (Losses) Gains, Net
Certain commitments to purchase or sell mortgage-related securities and to purchase single-family mortgage loans are generally accounted for as derivatives. For open mortgage commitment derivatives, we include changes in their fair value in our consolidated statements of operations and comprehensive income. When derivative purchase commitments settle, we include the fair value of the commitment on the settlement date in the cost basis of the loan or security we purchase. When derivative commitments to sell securities settle, we include the fair value of the commitment on the settlement date in the cost basis of the security we sell. Purchases of securities issued by our consolidated MBS trusts are treated as extinguishments of debt; we recognize the fair value of the commitment on the settlement date as a component of debt extinguishment gains and losses. Sales of securities issued by our consolidated MBS trusts are treated as issuances of consolidated debt; we recognize the fair value of the commitment on the settlement date as a component of debt in the cost basis of the debt issued.
We recognized fair value losses on our mortgage commitments in 2014 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment period. We recognized fair value gains on our mortgage commitments in 2013 primarily due to gains on commitments to sell mortgage-related securities driven by a decrease in prices as interest rates increased during the commitment period. We recognized fair value losses on our mortgage commitments in 2012 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment period.
Trading Securities Gains, Net
Gains from trading securities in 2014 were primarily driven by higher prices on our trading investments resulting from lower long-term interest rates, in addition to a narrowing of credit spreads on PLS.
Gains from trading securities in 2013 were primarily driven by higher prices on Alt-A and subprime PLS due to narrowing of credit spreads on these securities, as well as improvements in the credit outlook of certain financial guarantors of these securities. These gains were partially offset by losses on commercial mortgage-backed securities (“CMBS”) and agency securities due to lower prices resulting from higher interest rates. Gains from our trading securities in 2012 were primarily driven by the narrowing of credit spreads on CMBS.
We provide additional information on our trading and available-for-sale securities in “Consolidated Balance Sheet Analysis—Investments in Securities.”
Administrative Expenses
Administrative expenses increased in 2014 compared with 2013 driven by costs related to the execution of FHFA’s 2014 conservatorship scorecard objectives and additional related initiatives. See “Executive Summary—Helping to Build a Sustainable Housing Finance System” for additional information on FHFA’s conservatorship scorecard objectives and other initiatives. These costs more than offset reductions in our ongoing operating costs. We have terminated our defined benefit pension plans and expect to settle and distribute all benefits under these plans during 2015. We expect that upon settlement, all related amounts currently recognized in accumulated other comprehensive income will be reclassified to administrative expenses. We expect this reclassification will increase our administrative expenses and will be offset by an increase in other comprehensive income with no material impact to our total comprehensive income during 2015. We expect the execution of our strategic goals will also contribute to an increase in our administrative expenses in 2015.
Administrative expenses increased in 2013 compared with 2012 driven by costs related to the execution of FHFA’s 2013 conservatorship scorecard objectives, as well as costs associated with FHFA’s private-label mortgage-related securities litigation. These costs more than offset reductions in our ongoing operating costs.
Credit-Related Income
We refer to our (benefit) provision for loan losses and (benefit) provision for guaranty losses collectively as our “(benefit) provision for credit losses.” Credit-related (income) expense consists of our (benefit) provision for credit losses and foreclosed property expense (income).

(Benefit) Provision for Credit Losses
Our total loss reserves provide for an estimate of credit losses incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans. We establish our loss reserves through our provision for credit losses for losses that we believe have been incurred and will eventually be realized over time in our financial statements. When we reduce our loss reserves, we recognize a benefit for credit losses. When we determine that a loan is uncollectible, typically upon foreclosure, we recognize a charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a reduction to charge-offs.
Table 11 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. The fair value losses shown in Table 11 represent credit losses we expect to realize in the future or amounts that will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”
Table 11: Total Loss Reserves

	As of December 31,
	2014	2013
	(Dollars in millions)
Allowance for loan losses	$35,541	$43,846
Reserve for guaranty losses	1,246	1,449
Combined loss reserves	36,787	45,295
Allowance for accrued interest receivable	723	1,156
Allowance for preforeclosure property taxes and insurance receivable	663	839
Total loss reserves	38,173	47,290
Fair value losses previously recognized on acquired credit-impaired loans(1)	9,864	11,316
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$48,037	$58,606
__________

(1)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets.

Table 12 displays changes in our combined loss reserves.
Table 12: Changes in Combined Loss Reserves

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$45,295	$60,026	$73,150	$61,879	$64,355
Adoption of consolidation accounting guidance	—	—	—	—	(10,527)
(Benefit) provision for credit losses	(3,964)	(8,949)	(852)	26,718	24,896
Charge-offs	(6,589)	(9,017)	(15,313)	(21,308)	(23,081)
Recoveries	1,436	2,627	1,856	5,277	3,082
Other(1)	609	608	1,185	584	3,154
Ending balance	$36,787	$45,295	$60,026	$73,150	$61,879
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$36,383	$44,705	$58,809	$71,512	$60,163
Multifamily	404	590	1,217	1,638	1,716
Total	$36,787	$45,295	$60,026	$73,150	$61,879
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.28%	1.55%	2.08%	2.52%	2.10%
Multifamily	0.20	0.29	0.59	0.84	0.91
Combined loss reserves as a percentage of:
Total guaranty book of business	1.20%	1.47%	1.97%	2.41%	2.03%
Recorded investment in nonaccrual loans	56.63	54.20	52.31	51.15	36.23
Certain higher risk loan categories as a percentage of single-family combined loss reserves:
2005-2008 loan vintages	81%	84%	85%	88%	91%
Alt-A loans	25	26	27	29	30
_________

(1)
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

Our benefit or provision for credit losses continues to be a key driver of our results for each period presented. The amount of our benefit or provision for credit losses varies from period to period based on changes in actual and expected home prices, borrower payment behavior, the types and volumes of loss mitigation activities and foreclosures completed, and actual and estimated recoveries from our mortgage insurer counterparties. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for information on mortgage insurers. In addition, our benefit or provision for credit losses and our loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
We recognized a benefit for credit losses in 2014 primarily due to increases in home prices of 4.7% in 2014. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses. In addition, mortgage interest rates declined in 2014 resulting in higher discounted cash flow projections on our individually impaired loans. Lower mortgage interest rates shorten the expected lives of modified loans, which reduces the impairment on these loans and results in a decrease in the provision for credit losses. In the third quarter of 2014, we updated the model and the assumptions used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses, which resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $600 million. For additional information, see “Critical Accounting Policies and Estimates—Total Loss Reserves.”
We recognized a benefit for credit losses in 2013 primarily due to increases in home prices of 8.0% in 2013, as well as higher sales prices of our REO properties as a result of strong demand. In addition, in 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans, which resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $2.2 billion in 2013.
We recognized a benefit for credit losses in 2012 primarily due to an increase in home prices in 2012, including the sales prices of our REO properties, and a continued reduction in the number of delinquent loans in our single family book of business.
We discuss our expectations regarding our future loss reserves in “Business—Executive Summary—Outlook—Loss Reserves.”
Troubled Debt Restructurings and Nonaccrual Loans
Table 13 displays the composition of loans restructured in a TDR that are on accrual status and loans on nonaccrual status. The table includes the recorded investment of held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.” For activity related to our single-family TDRs, see Table 41 in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Table 13: Troubled Debt Restructurings and Nonaccrual Loans

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
TDRs on accrual status:
Single-family	$144,649	$140,512	$135,196	$107,991	$81,767
Multifamily	645	715	868	806	935
Total TDRs on accrual status	$145,294	$141,227	$136,064	$108,797	$82,702
Nonaccrual loans:
Single-family	$64,136	$81,355	$112,555	$140,234	$169,775
Multifamily	823	2,209	2,206	2,764	1,013
Total nonaccrual loans	$64,959	$83,564	$114,761	$142,998	$170,788
Accruing on-balance sheet loans past due 90 days or more(1)	$585	$719	$3,580	$768	$896

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$5,945	$6,805	$7,554	$8,224	$8,185
Interest income recognized for the period(3)	6,139	5,915	6,442	6,598	7,995
__________

(1)
Includes loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. The majority of these amounts consists of loans insured or guaranteed by the U.S. government and loans for which we have recourse against the seller in the event of a default. Amount as of December 31, 2012 includes loans of $2.8 billion which were repurchased by the lender in January 2013 pursuant to a resolution agreement.

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

Foreclosed Property (Expense) Income
We recognized foreclosed property expense in 2014 compared with foreclosed property income in 2013 primarily due to a decrease in the amount of compensatory fee income recognized related to servicing matters and a decrease in the gains resulting from resolution agreements reached related to representation and warranty matters. Compensatory fees are amounts we charge our primary servicers to reimburse us for damages and losses related to certain violations of our Servicing Guide, which sets forth our policies and procedures related to servicing our single-family mortgages.
We recognized foreclosed property income in 2013 compared with foreclosed property expense in 2012 primarily due to the recognition of compensatory fee income in 2013 related to servicing matters, gains resulting from resolution agreements reached in 2013 related to representation and warranty matters, and an improvement in sales prices of dispositions of our REO properties.
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
Table 14: Credit Loss Performance Metrics

	For the Year Ended December 31,
	2014			2013			2012
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$5,153	16.8	bps	$6,390	20.9	bps	$13,457	44.2	bps
Foreclosed property expense (income)	142	0.5		(2,839)	(9.3)		(254)	(0.8)
Credit losses including the effect of fair value losses on acquired credit-impaired loans	5,295	17.3		3,551	11.6		13,203	43.4
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense (income)(2)	637	2.1		953	3.1		1,446	4.8
Credit losses and credit loss ratio	$5,932	19.4	bps	$4,504	14.7	bps	$14,649	48.2	bps
Credit losses attributable to:
Single-family	$5,978			$4,452			$14,392
Multifamily (3)	(46)			52			257
Total	$5,932			$4,504			$14,649
Single-family initial charge-off severity rate (4)		19.60%			24.22%			30.71%
Multifamily initial charge-off severity rate (4)		25.08%			23.56%			37.43%
__________

(1)	Basis points are based on the amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)	Negative credit losses are the result of recoveries on previously charged-off amounts.

(4)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition. Single-family rate excludes charge-offs from short sales and third-party sales. Multifamily rate is net of risk sharing agreements.

Credit losses increased in 2014 compared with 2013 primarily due to a lower level of recoveries resulting from repurchase and compensatory fee resolution agreements in 2014 compared with 2013. The amounts we recognized in 2013 pursuant to a number of these resolution agreements significantly reduced our credit losses in 2013. We recognized less income as a result of resolution agreements in 2014. This increase in our credit losses was partially offset by lower REO acquisitions in 2014, driven by lower delinquencies and the slow pace of foreclosures in certain areas of the country. For additional information on our single-family REO inventory, refer to “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
The decrease in credit losses in 2013 compared with 2012 was primarily due to the recognition of compensatory fee income in 2013 related to servicing matters and gains resulting from resolution agreements reached in 2013 related to representation and warranty matters. Also contributing to the decrease in credit losses in 2013 was an improvement in sales prices on dispositions of our REO properties and lower REO acquisitions primarily driven by lower delinquencies.
We discuss our expectations regarding our future credit losses in “Business—Executive Summary—Outlook—Credit Losses.”
Table 15 displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.
Table 15: Credit Loss Concentration Analysis

	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single-Family Credit Losses(2)
	As of December 31,			For the Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Geographical Distribution:
California(3)	20%	20%	19%	(1)%	5%	18%
Florida	6	6	6	33	29	21
Illinois	4	4	4	11	13	10
All other states	70	70	71	57	53	51
Select higher-risk product features(4)	22	23	22	51	55	54
Vintages:(5)
2004 and prior	7	9	13	12	12	13
2005 - 2008	12	15	22	75	78	82
2009 - 2014	81	76	65	13	10	5
__________

(1)
Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)
Excludes the impact of recoveries resulting from resolution agreements related to representation and warranty matters and compensatory fee income related to servicing matters that have not been allocated to specific loans.

(3)	Negative credit losses in 2014 are the result of recoveries on previously recognized credit losses.

(4)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original LTV ratios greater than 90% and loans with FICO credit scores less than 620.

(5)
Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.

As shown in Table 15, the substantial majority of our credit losses in 2014 continued to be driven by loans originated in 2005 through 2008. We provide more detailed single-family credit performance information, including serious delinquency rates share and foreclosure activity, in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Other Non-Interest Expenses
Other non-interest expenses increased in 2014 compared with 2013 primarily due to an increase in the percentage of loans in our single-family book of business subject to TCCA fees and lower gains from partnership investments. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.

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
Federal Income Taxes
We recognized a provision for federal income taxes of $6.9 billion in 2014. We recognized a benefit for federal income taxes of $58.3 billion in our consolidated statement of operations and comprehensive income for the year ended December 31, 2013 related to the release of the valuation allowance against our deferred tax assets, partially offset by our 2013 provision for federal income taxes, resulting in a net tax benefit of $45.4 billion in 2013. We did not recognize a provision or a benefit for federal income taxes in 2012.

BUSINESS SEGMENT RESULTS
We provide a more complete description of our business segments in “Business—Business Segments.” Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. Under our segment reporting structure, the sum of the results for our three business segments does not equal our consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our consolidated results of operations. We describe the management reporting and allocation process used to generate our segment results and provide a reconciliation of our segment results to our consolidated results in “Note 13, Segment Reporting.”
In this section, we provide a comparative discussion of our segment results for the years ended December 31, 2014, 2013 and 2012. This section should be read together with our comparative discussion of our consolidated results of operations in “Consolidated Results of Operations.”
Single-Family Business Results
Table 16 displays the financial results of our Single-Family business for the periods indicated. For a discussion of Single-Family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Expenses and other items that impact income or loss primarily include credit-related income, net interest income (loss), TCCA fees and administrative expenses.

Table 16: Single-Family Business Results

	For the Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Dollars in millions)
Net interest income (loss)(1)	$6	$205	$(790)	$(199)	$995
Guaranty fee income(2)	11,702	10,468	8,151	1,234	2,317
Credit-related income(3)	3,625	11,205	919	(7,580)	10,286
TCCA fees(2)	(1,375)	(1,001)	(238)	(374)	(763)
Other expenses(4)	(1,983)	(1,711)	(1,672)	(272)	(39)
Income before federal income taxes	11,975	19,166	6,370	(7,191)	12,796
(Provision) benefit for federal income taxes	(3,496)	29,110	(80)	(32,606)	29,190
Net income attributable to Fannie Mae	$8,479	$48,276	$6,290	$(39,797)	$41,986
Other key performance data:
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$375,676	$733,111	$827,749
Credit Guaranty Activity
Average single-family guaranty book of business(5)	$2,867,787	$2,855,821	$2,843,718
Single-family effective guaranty fee rate (in basis points)(2)(6)	40.8	36.7	28.7
Single-family average charged guaranty fee on new acquisitions (in basis points)(2)(7)	62.9	57.4	39.9
Single-family serious delinquency rate, at end of period(8)	1.89%	2.38%	3.29%
Market
Single-family mortgage debt outstanding, at end of period (total U.S. market)(9)	$9,855,232	$9,886,512	$9,982,578
30-year mortgage rate, at end of period(10)	3.87%	4.48%	3.35%
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

(3)	Consists of the benefit for credit losses and foreclosed property (expense) income.

(4)	Consists of investment gains (losses), net, fair value losses, net, losses from partnership investments, fee and other income, administrative expenses and other expenses.

(5)
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

(6)	Calculated based on Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

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

(9)
Information labeled as of December 31, 2014 is as of September 30, 2014 and is based on the Federal Reserve’s December 2014 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(10)
Based on Freddie Mac’s Primary Mortgage Market Survey® rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

2014 compared with 2013
Pre-tax income decreased in 2014 compared with 2013 primarily due to a decrease in credit-related income, partially offset by an increase in guaranty fee income.
Our single-family credit-related income decreased in 2014 compared with 2013 primarily due to home prices increasing at a slower pace in 2014 as compared with 2013. In addition, 2013 single-family credit-related income benefited from foreclosed property income primarily due to the recognition of income related to compensatory fee arrangements. Our single-family credit-related income represents the substantial majority of our consolidated credit-related income reflected on our consolidated statements of operations and comprehensive income. See “Consolidated Results of Operations—Credit-Related Income” for more information on the drivers of our credit-related income.
Guaranty fee income and our effective guaranty fee rate increased in 2014 compared with 2013 as loans with higher guaranty fees have become a larger part of our single-family guaranty book of business due to the cumulative impact of guaranty fee price increases implemented in 2012.
TCCA fees increased in 2014 compared with 2013, as single-family loans acquired since the implementation of the TCCA-related guaranty fee increase constituted a larger portion of our single-family guaranty book of business in 2014.
We recognized a provision for federal income taxes in 2014 compared with a benefit for federal income taxes in 2013. The benefit for federal income taxes in 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Single-Family segment.
Our single-family acquisition volume and single-family Fannie Mae MBS issuances decreased significantly in 2014 compared with 2013; however, liquidations of loans from our single-family guaranty book of business also declined due to lower refinance activity. Accordingly, the size of our single-family guaranty book of business remained relatively flat.
Our average charged guaranty fee on newly acquired single-family loans increased in 2014 compared with 2013 primarily as the result of an increase in loan level price adjustments charged on our acquisitions in 2014, as these acquisitions included a higher proportion of loans with higher LTV ratios and a higher proportion of loans with lower FICO credit scores than our acquisitions in 2013.
2013 compared with 2012
Pre-tax income increased in 2013 compared with 2012 primarily due to an increase in credit-related income and increased guaranty fee income combined with net interest income in 2013 compared with a net interest loss in 2012.
Our credit results for 2013 and 2012 were positively impacted by increases in home prices, which resulted in reductions in our loss reserves. The improvement in our credit results in 2013 as compared with 2012 was due in part to a decline in the number of delinquent loans in our single-family conventional guaranty book of business, as well as the recognition of compensatory fee income in 2013 related to servicing matters and gains resulting from resolution agreements reached in 2013 related to representation and warranty matters. In addition, in 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans to reflect faster prepayment and lower default expectations for these loans, which resulted in a decrease to our allowance for loan losses. The positive impact of these factors on our credit-related income in 2013 was partially offset by lower discounted cash flow projections on our individually impaired loans due to increasing mortgage interest rates in 2013.
Guaranty fee income increased in 2013 compared with 2012 due to the cumulative impact of price increases and higher amortization income on risk-based fees.
We recognized net interest income in 2013 compared with a net interest loss in 2012 primarily due to the reduction in the amount of interest income not recognized for nonaccrual mortgage loans as the population of delinquent loans declined, as well as a resolution agreement, which resulted in the recognition of unamortized cost basis adjustments on repurchased loans.
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
Table 17 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Other items that affect income or loss primarily include credit-related income and administrative expenses.
Table 17: Multifamily Business Results

	For the Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Dollars in millions)
Guaranty fee income	$1,297	$1,217	$1,040	$80	$177
Fee and other income	166	182	207	(16)	(25)
Gains from partnership investments(1)	299	498	123	(199)	375
Credit-related income(2)	197	583	187	(386)	396
Other expenses(3)	(338)	(335)	(250)	(3)	(85)
Income before federal income taxes	1,621	2,145	1,307	(524)	838
(Provision) benefit for federal income taxes	(158)	7,924	204	(8,082)	7,720
Net income attributable to Fannie Mae	$1,463	$10,069	$1,511	$(8,606)	$8,558
Other key performance data:
Securitization Activity/New Business
Multifamily new business volume(4)	$28,908	$28,752	$33,763
Multifamily units financed from new business volume	446,000	507,000	559,000
Multifamily Fannie Mae MBS issuances(5)	$31,997	$31,403	$37,738
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$12,040	$10,185	$10,084
Multifamily Fannie Mae MBS outstanding, at end of period(6)	$167,010	$148,724	$128,477
Credit Guaranty Activity
Average multifamily guaranty book of business(7)	$200,150	$204,284	$199,797
Multifamily effective guaranty fee rate (in basis points)(8)	64.8	59.6	52.1
Multifamily credit loss ratio (in basis points)(9)	(2.3)	2.5	12.9
Multifamily serious delinquency rate, at end of period	0.05%	0.10%	0.24%
Percentage of multifamily guaranty book of business with credit enhancement, at end of period	93%	91%	90%
Fannie Mae percentage of total multifamily mortgage debt outstanding, at end of period(10)	19%	20%	21%
Portfolio Data
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(11)	$507	$709	$827
Average Fannie Mae multifamily mortgage loans and Fannie Mae MBS in Capital Markets group’s portfolio(12)	$49,677	$74,613	$98,025

__________

(1)
Gains from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive income. Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(2)	Consists of the benefit for credit losses and foreclosed property income (expense).

(3)	Consists of net interest losses, investment gains, net, administrative expenses and other expenses.

(4)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations), multifamily loans purchased, and credit enhancements provided during the period.

(5)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $3.4 billion, $2.9 billion and $4.4 billion for the years ended December 31, 2014, 2013 and 2012, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $3 million, $68 million and $215 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(6)
Includes $18.7 billion and $22.4 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our consolidated balance sheets as of December 31, 2014 and 2013, respectively.

(7)
Our Multifamily guaranty book of business consists of (a) multifamily mortgage loans of Fannie Mae, (b) multifamily mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on multifamily mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(8)	Calculated based on Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(9)
Calculated based on Multifamily segment credit losses divided by the average multifamily guaranty book of business, expressed in basis points. Negative credit losses are the result of recoveries on previously charged-off amounts.

(10)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of December 31, 2014 is as of September 30, 2014 and is based on the Federal Reserve’s September 2014 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(11)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets group on multifamily loans in our retained mortgage portfolio.

(12)	Based on unpaid principal balance.
2014 compared with 2013
Pre-tax income decreased in 2014 compared with 2013 primarily due to decreases in credit-related income and gains on partnership investments, partially offset by an increase in guaranty fee income.
Credit-related income decreased in 2014 compared with 2013 primarily as a result of smaller improvements in property valuations in 2014 compared with 2013, as well as improvements in loss severity trends in 2013.
Guaranty fee income increased in 2014 compared with 2013 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Gains from partnership investments decreased in 2014 compared with 2013 primarily as a result of lower sales activity.
We recognized a provision for federal income taxes in 2014 compared with a benefit for federal income taxes in 2013. The benefit for federal income taxes in 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Multifamily segment.
Multifamily new business volume in 2014 was consistent with 2013 levels. FHFA’s 2014 conservatorship scorecard included an objective to maintain the dollar volume of new multifamily business at or below the 2013 cap, excluding volume associated with affordable housing loans, as well as loans to small multifamily properties and loans to manufactured housing rental communities. Similar to the 2014 scorecard, the 2015 conservatorship scorecard includes a provision to maintain the dollar volume of new multifamily business at $30 billion or below, with the same exclusions as the 2014 scorecard.
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
Capital Markets Group Results
Table 18 displays the financial results of our Capital Markets group for the periods indicated. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Note 9, Derivative Instruments.” The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, allocated guaranty fee expense and administrative expenses.
Table 18: Capital Markets Group Results

	For the Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Dollars in millions)
Net interest income(1)	$7,243	$9,764	$13,241	$(2,521)	$(3,477)
Investment gains, net(2)	6,378	4,847	5,506	1,531	(659)
Fair value (losses) gains, net(3)	(5,476)	3,148	(3,041)	(8,624)	6,189
Fee and other income	4,894	3,010	717	1,884	2,293
Other expenses(4)	(1,638)	(1,627)	(2,098)	(11)	471
Income before federal income taxes	11,401	19,142	14,325	(7,741)	4,817
(Provision) benefit for federal income taxes	(3,287)	8,381	(124)	(11,668)	8,505
Net income attributable to Fannie Mae	$8,114	$27,523	$14,201	$(19,409)	$13,322
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $2.6 billion, $3.8 billion and $5.2 billion for the years ended December 31, 2014, 2013 and 2012, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)
We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities. Also includes net other-than-temporary impairments on available-for-sale securities.

(3)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(4)
Includes allocated guaranty fee expense, debt extinguishment gains, net, administrative expenses, and other expenses. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

2014 compared with 2013
Pre-tax income decreased in 2014 compared with 2013 primarily due to the recognition of fair value losses in 2014 compared with fair value gains recognized in 2013 and a decrease in net interest income. The decrease in pre-tax income in 2014 compared with 2013 was partially offset by increases in fee and other income and investment gains.
Fair value losses in 2014 were primarily due to fair value losses on our risk management derivatives. The derivatives fair value gains and losses that are reported for the Capital Markets group are consistent with the gains and losses reported in our consolidated statements of operations and comprehensive income. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value (Losses) Gains, Net.”
The decrease in net interest income in 2014 compared with 2013 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. See “The Capital Markets Group’s Mortgage Portfolio” for additional information on our retained mortgage portfolio.
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
Fee and other income increased in 2014 compared with 2013 due to an increase in income recognized as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us from $2.2 billion in 2013 to $4.8 billion in 2014.
Investment gains increased in 2014 compared with 2013 primarily due to higher gains on the sale of Fannie Mae MBS AFS securities as a result of a decline in interest rates in 2014. During 2013, we had lower gains on the sale of Fannie Mae MBS AFS securities due to an increase in interest rates in 2013.
We recognized a provision for federal income taxes in 2014 compared with a benefit for federal income taxes in 2013. The benefit for federal income taxes in 2013 primarily represented the release in the first quarter of 2013 of the substantial majority of the valuation allowance against the portion of our deferred tax assets that we attributed to our Capital Markets group.
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
Fee and other income increased in 2013 compared with 2012 primarily as a result of funds we received in 2013 pursuant to settlement agreements resolving certain lawsuits relating to PLS sold to us. In addition, we recognized higher yield maintenance fees in 2013 related to large multifamily loan prepayments during the year.
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
Investment gains decreased in 2013 compared with 2012 primarily due to decreased gains on the sale of Fannie Mae MBS AFS securities and decreased gains on portfolio securitizations due to an increase in mortgage interest rates in 2013. The decrease in gains during 2013 was partially offset by a decrease in net other-than-temporary impairments and gains on sales of non-agency mortgage-related securities.
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
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Under the agreement, the maximum allowable amount of mortgage assets we were permitted to own as of December 31, 2014 was $469.6 billion and will be $399.2 billion as of December 31, 2015.

FHFA’s 2014 conservatorship scorecard required us to submit a portfolio plan to FHFA outlining how we will meet, even under adverse conditions, the reductions in our portfolio required by our senior preferred stock purchase agreement with Treasury. In connection with this portfolio plan, in October 2014, FHFA requested that we cap our portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions. To comply with FHFA’s request, we submitted a revised portfolio plan in October 2014 and reduced our mortgage portfolio to $413.3 billion as of December 31, 2014, below the $422.7 billion cap requested by FHFA, and are required to reduce our mortgage portfolio to $359.3 billion as of December 31, 2015.
As we reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will decrease. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements.”
Table 19 displays our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance.
Table 19: Capital Markets Group’s Mortgage Portfolio Activity

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Mortgage loans:
Beginning balance	$314,664	$371,708	$398,271
Purchases	153,430	232,582	261,463
Securitizations (1)	(131,576)	(207,437)	(211,455)
Liquidations and sales (2)	(50,908)	(82,189)	(76,571)
Mortgage loans, ending balance	285,610	314,664	371,708

Mortgage securities:
Beginning balance	176,037	261,346	310,143
Purchases (3)	24,885	36,848	26,874
Securitizations (1)	131,576	207,437	211,455
Sales	(177,883)	(278,421)	(224,208)
Liquidations (2)	(26,912)	(51,173)	(62,918)
Mortgage securities, ending balance	127,703	176,037	261,346
Total Capital Markets group’s mortgage portfolio	$413,313	$490,701	$633,054
__________

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(2)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 20 displays the composition of the unpaid principal balance of the Capital Markets group’s mortgage portfolio and our assessment of the liquidity of these assets. Our assessment is based on the liquidity within the markets in which the assets are traded, the issuer of the asset and the nature of the collateral underlying the asset. Our unsecuritized mortgage loans, PLS and other non-agency securities are considered less liquid. Fannie Mae securities that are collateralized by non-agency mortgage-related securities are also considered to be less liquid.
Table 20: Capital Markets Group’s Mortgage Portfolio Composition

	As of December 31,
	2014			2013
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(Dollars in millions)
Mortgage loans:
Single-family loans:
Government insured or guaranteed	$—	$36,442	$36,442	$—	$39,399	$39,399
Conventional	—	225,800	225,800	—	237,501	237,501
Total single-family loans	—	262,242	262,242	—	276,900	276,900
Multifamily loans:
Government insured or guaranteed	—	243	243	—	267	267
Conventional	—	23,125	23,125	—	37,497	37,497
Total multifamily loans	—	23,368	23,368	—	37,764	37,764
Total mortgage loans	—	285,610	285,610	—	314,664	314,664
Mortgage-related securities:
Fannie Mae	80,377	12,442	92,819	116,356	13,485	129,841
Freddie Mac	6,368	—	6,368	8,124	—	8,124
Ginnie Mae	572	—	572	899	—	899
Alt-A private-label securities	—	7,745	7,745	—	11,153	11,153
Subprime private-label securities	—	8,913	8,913	—	12,322	12,322
CMBS	—	3,686	3,686	—	3,983	3,983
Mortgage revenue bonds	—	4,556	4,556	—	6,319	6,319
Other mortgage-related securities	—	3,044	3,044	—	3,396	3,396
Total mortgage-related securities(1)	87,317	40,386	127,703	125,379	50,658	176,037
Total Capital Markets group’s mortgage portfolio	$87,317	$325,996	$413,313	$125,379	$365,322	$490,701
__________

(1)	The fair value of these mortgage-related securities was $133.5 billion and $179.5 billion as of December 31, 2014 and 2013, respectively.
The Capital Markets group’s mortgage portfolio decreased 16% during 2014, primarily due to sales and liquidations outpacing purchases during 2014. Purchase activity declined in 2014 compared with 2013 primarily due to fewer loan purchases as a result of lower mortgage origination volume in 2014 compared with 2013. We also continued to reduce the size of our retained mortgage portfolio to comply with the requirement of our senior preferred stock purchase agreement with Treasury and FHFA’s request to further cap our portfolio.

The loans we purchased in 2014 included $17.9 billion in delinquent loans we purchased from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements. As a result of purchasing these loans, an increasing portion of the Capital Markets group’s mortgage portfolio is comprised of loans restructured in a TDR and nonaccrual loans. Table 21 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio.
Table 21: Capital Markets Group’s Mortgage Portfolio

	As of December 31,
	2014		2013
	Unpaid Principal Balance	Percent of Total	Unpaid Principal Balance	Percent of Total
	(Dollars in millions)
TDRs on accrual status	$140,828	34%	$136,237	28%
Nonaccrual loans	58,597	14	75,006	15
All other mortgage-related assets	213,888	52	279,458	57
Total Capital Markets group’s mortgage portfolio	$413,313	100%	$490,701	100%

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

Table 22 displays a summary of our consolidated balance sheets.
Table 22: Summary of Consolidated Balance Sheets

	As of December 31,
	2014	2013	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$52,973	$58,203	$(5,230)
Restricted cash	32,542	28,995	3,547
Investments in securities(1)	62,158	68,939	(6,781)
Mortgage loans:
Of Fannie Mae	272,666	300,508	(27,842)
Of consolidated trusts	2,782,369	2,769,578	12,791
Allowance for loan losses	(35,541)	(43,846)	8,305
Mortgage loans, net of allowance for loan losses	3,019,494	3,026,240	(6,746)
Deferred tax assets, net	42,206	47,560	(5,354)
Other assets	38,803	40,171	(1,368)
Total assets	$3,248,176	$3,270,108	$(21,932)
Liabilities and equity
Debt:
Of Fannie Mae	$460,443	$529,434	$(68,991)
Of consolidated trusts	2,761,712	2,705,089	56,623
Other liabilities	22,301	25,994	(3,693)
Total liabilities	3,244,456	3,260,517	(16,061)
Senior preferred stock	117,149	117,149	—
Other(2)	(113,429)	(107,558)	(5,871)
Total equity	3,720	9,591	(5,871)
Total liabilities and equity	$3,248,176	$3,270,108	$(21,932)
__________

(1)
Includes $19.5 billion as of December 31, 2014 and $16.3 billion as of December 31, 2013 of U.S. Treasury securities that are included in our other investments portfolio, which we present in “Table 30: Cash and Other Investments Portfolio.”

(2)	Consists of preferred stock, common stock, accumulated deficit, accumulated other comprehensive income, treasury stock and noncontrolling interest.
Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements, and investments in U.S. Treasury securities. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for additional information on our cash and other investments portfolio.
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash increased as of December 31, 2014 compared with the balance as of December 31, 2013, resulting from an increase in unscheduled payments received due to higher payoff volumes in December 2014 compared with December 2013.
Investments in Securities
Our investments in securities are classified in our consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 23 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated. We classify private-label securities as Alt-A, subprime or CMBS if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty (which we refer to as “wraps”).

Table 23: Summary of Mortgage-Related Securities at Fair Value

	As of December 31,
	2014	2013	2012
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$10,579	$12,443	$16,683
Freddie Mac	6,897	8,681	12,173
Ginnie Mae	642	995	1,188
Alt-A private-label securities	6,598	8,865	12,405
Subprime private-label securities	6,547	8,516	8,766
CMBS	3,912	4,324	22,923
Mortgage revenue bonds	4,745	5,821	8,517
Other mortgage-related securities	2,772	2,988	3,271
Total	$42,692	$52,633	$85,926
The decrease in mortgage-related securities at fair value in 2014 was primarily driven by sales and liquidations outpacing purchases. We continue to reduce the size of our retained mortgage portfolio to comply with the requirement of our senior preferred stock purchase agreement with Treasury and FHFA’s request to further cap our portfolio. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for additional information related to the reduction in our retained mortgage portfolio.
See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of December 31, 2014 and 2013.
Mortgage Loans
The mortgage loans reported in our consolidated balance sheets include loans owned by Fannie Mae and loans held in consolidated trusts and are classified as either held for sale or held for investment. The increase in the balance of mortgage loans, net of the allowance for loan losses, as of December 31, 2014 compared with the balance as of December 31, 2013 was primarily driven by an increase in mortgage loans held for investment due to securitization activity from our lender swap and portfolio securitization programs and a decrease in our allowance for loan losses. For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
The decrease in our allowance for loan losses during 2014 was primarily due to the recognition of a benefit for credit losses and a decline in the number of seriously delinquent single-family loans. The number of our seriously delinquent single-family loans declined 21% to approximately 330,000 as of December 31, 2014 from approximately 419,000 as of December 31, 2013. The reduction in the number of delinquent loans was due to home retention solutions, foreclosure alternatives, completed foreclosures and improved loan payment performance. For additional information on our seriously delinquent single-family conventional loans, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Problem Loan Statistics.” For information on our benefit for credit losses, see “Consolidated Results of Operations—Credit-Related Income—(Benefit) Provision for Credit Losses.”
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
The decrease in debt of Fannie Mae in 2014 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. The increase in the balance of debt of consolidated trusts during 2014 was primarily driven by sales of Fannie Mae

MBS, which are accounted for as reissuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity
Our net equity decreased as of December 31, 2014 compared with December 31, 2013 due to the payment of senior preferred stock dividends to Treasury during the year, partially offset by comprehensive income recognized during the year.

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
In addition to funding we obtain from the issuance of debt securities, our other sources of cash include:

•	principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage investments we own;

•	proceeds from the sale of mortgage-related securities, mortgage loans and non-mortgage assets, including proceeds from the sales of foreclosed real estate assets;

•	guaranty fees received on Fannie Mae MBS;

•	payments received from mortgage insurance counterparties and other providers of credit enhancement;

•	net receipts on derivative instruments;

•	receipt of cash collateral; and

•
borrowings under a secured intraday funding line of credit and borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements.

Our primary funding needs include:

•	the repayment of matured, redeemed and repurchased debt;

•	the purchase of mortgage loans (including delinquent loans from MBS trusts), mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	dividend payments made to Treasury pursuant to the senior preferred stock purchase agreement;

•	net payments on derivative instruments;

•	the pledging of collateral under derivative instruments;

•	administrative expenses;

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations;

•	payments of federal income taxes; and

•	payments of TCCA fees to Treasury.

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
We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations without relying upon the issuance of unsecured debt for specific periods of time.
Our liquidity management policies and practices require that we maintain:

•	a portfolio of highly liquid securities to cover a minimum of 30 calendar days of net cash needs, assuming no access to the short- and long-term unsecured debt markets;

•
within our cash and other investment portfolio a daily balance of U.S. Treasury securities and/or cash with the Federal Reserve Bank of New York that has a redemption amount of at least 50% of our average projected 30-day cash needs over the previous three months; and

•	a liquidity profile that meets or exceeds our projected 365-day net cash needs by supplementing liquidity holdings with unencumbered agency mortgage securities.
As of December 31, 2014, we were in compliance with each of the liquidity risk management policies and practices set forth above.
We run routine operational testing of our ability to rely upon mortgage and U.S. Treasury collateral to obtain financing. We enter into relatively small repurchase agreements in order to confirm that we have the operational and systems capability to do so. In addition, we have provided collateral in advance to a number of clearing banks in the event we seek to enter into repurchase agreements in the future. We do not, however, have committed repurchase agreements with specific counterparties, as historically we have not relied on this form of funding. As a result, our use of such facilities and our ability to enter into them in significant dollar amounts may be challenging in a stressed market environment. See “Risk Factors” for the risks associated with our ability to fund operations.
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
Our debt funding needs and debt funding activity may vary from quarter to quarter depending on market conditions and are influenced by anticipated liquidity needs, the size of our retained mortgage portfolio and our dividend payment obligations to Treasury. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for information about our retained mortgage portfolio, our requirement to reduce the size of our retained mortgage portfolio and our portfolio reduction plan.

Fannie Mae Debt Funding Activity
Table 24 displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.
Table 24: Activity in Debt of Fannie Mae

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$213,683	$216,475	$246,092
Weighted-average interest rate	0.08%	0.11%	0.12%
Long-term:
Amount	$45,805	$138,404	$255,902
Weighted-average interest rate	1.79%	1.07%	1.26%
Total issued:
Amount	$259,488	$354,879	$501,994
Weighted-average interest rate	0.38%	0.49%	0.70%
Paid off during the period:(1)
Short-term:
Amount	$180,920	$249,357	$287,624
Weighted-average interest rate	0.09%	0.12%	0.12%
Long-term:
Amount	$148,186	$192,861	$334,564
Weighted-average interest rate	1.80%	1.72%	1.88%
Total paid off:
Amount	$329,106	$442,218	$622,188
Weighted-average interest rate	0.86%	0.82%	1.06%
__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Repurchases of debt and early retirements of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Debt issuances decreased in 2014 compared with 2013 primarily due to lower funding needs as our retained mortgage portfolio decreased. Redemptions of callable debt decreased in 2014 compared with 2013 due to higher average interest rates.
Many factors could affect the amount, mix and cost of our debt funding, reduce demand for our debt securities, increase our liquidity or roll-over risk, or have a material adverse impact on our liquidity, financial condition and results of operations, including:

•	changes or perceived changes in federal government support of our business;

•	our status as a GSE;

•	future changes or disruptions in the financial markets;

•	a change or perceived change in the creditworthiness of the U.S. government, due to our reliance on the U.S. government’s support; or

•	a downgrade in our credit ratings.
We believe that continued federal government support of our business, as well as our status as a GSE, are essential to maintaining our access to debt funding. See “Risk Factors” for a discussion of the risks we face relating to: (1) the uncertain future of our company; (2) our reliance on the issuance of debt securities to obtain funds for our operations and the relative cost to obtain these funds; (3) our liquidity contingency plans; and (4) our credit ratings. Also see “Business—Housing Finance Reform” for more information on GSE reform.
Outstanding Debt
Total outstanding debt of Fannie Mae includes short-term and long-term debt, excluding debt of consolidated trusts.
Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt was 23% as of December 31, 2014 compared with 14% as of December 31, 2013. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, increased to 2.24% as of December 31, 2014 from 2.14% as of December 31, 2013.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $663.0 billion in 2014. As of December 31, 2014, our aggregate indebtedness totaled $464.5 billion, which was $198.5 billion below our debt limit. Our debt limit in 2015 is $563.6 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 25 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 25: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of December 31,
	2014			2013
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding		Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$50	—%	—	$—		—%

Short-term debt:
Fixed-rate:
Discount notes	—	$105,012	0.11%	—	$71,933		0.12%
Foreign exchange discount notes	—	—	—	—	362		1.07
Total short-term debt of Fannie Mae		105,012	0.11		72,295		0.13
Debt of consolidated trusts	—	1,560	0.09	—	2,154		0.09
Total short-term debt		$106,572	0.11%		$74,449		0.13%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2015 - 2030	$173,010	2.41%	2014 - 2030	$212,234		2.45%
Medium-term notes(3)	2015 - 2024	114,556	1.42	2014 - 2023	161,445		1.28
Foreign exchange notes and bonds	2021 - 2028	619	5.44	2021 - 2028	682		5.41
Other	2015 - 2038	32,322	4.63	2014 - 2038	38,444	(5)	4.99
Total senior fixed		320,507	2.29		412,805		2.24
Senior floating:
Medium-term notes(3)	2015 - 2019	24,469	0.15	2014 - 2019	38,441		0.20
Connecticut Avenue Securities(4)	2023 - 2024	6,041	2.97	2023	689		3.81
Other(5)	2020 - 2037	363	8.71	2020 - 2037	266		8.52
Total senior floating		30,873	0.81		39,396		0.32
Subordinated fixed:
Qualifying subordinated	—	—	—	2014	1,169		5.27
Subordinated debentures	2019	3,849	9.93	2019	3,507		9.92
Total subordinated fixed		3,849	9.93		4,676		8.76
Secured borrowings(6)	2021 - 2022	202	1.90	2021 - 2022	262		1.86
Total long-term debt of Fannie Mae		355,431	2.24		457,139		2.14
Debt of consolidated trusts(5)	2015 - 2054	2,760,152	3.02	2014 - 2053	2,702,935		3.26
Total long-term debt		$3,115,583	2.93%		$3,160,074		3.10%
Outstanding callable debt of Fannie Mae(7)		$114,990	1.79%		$168,397		1.59%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.1 billion and $4.9 billion as of December 31, 2014 and 2013, respectively. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $464.6 billion and $534.3 billion as of December 31, 2014 and 2013, respectively.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)
Credit risk sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans in our single-family guaranty book of business to the investors in these securities. Connecticut Avenue Securities are reported at fair value. For additional information on our credit risk sharing transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Risk-Sharing Transactions.”

(5)	Includes a portion of structured debt instruments that is reported at fair value.

(6)	Represents remaining liability for transfer of financial assets from our consolidated balance sheets that did not qualify as a sale.

(7)	Consists of the unpaid principal balance of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date.
Table 26 below displays additional information for each category of our short-term borrowings.
Table 26: Outstanding Short-Term Borrowings(1)

	2014
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$50	—%	$28	—%	$273

Total short-term debt of Fannie Mae	$105,012	0.11%	$86,839	0.11%	$114,741

	2013
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$15	—%	$218

Total short-term debt of Fannie Mae	$72,295	0.13%	$95,082	0.13%	$128,419

	2012
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$18	—%	$490

Total short-term debt of Fannie Mae	$105,233	0.16%	$102,859	0.14%	$152,502
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding has been calculated using daily balances.

(3)	Maximum outstanding represents the highest daily outstanding balance during the year.

Maturity Profile of Outstanding Debt of Fannie Mae
Table 27 displays the maturity profile, as of December 31, 2014, of our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption. Our outstanding debt maturing within one year, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 37% as of December 31, 2014 and 31% as of December 31, 2013. The weighted-average maturity of our outstanding debt that is maturing within one year was 131 days as of December 31, 2014, compared with 151 days as of December 31, 2013.
Table 27: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
_________

(1)	Includes unamortized discounts, premiums and other cost basis adjustments.
Table 28 displays the maturity profile, as of December 31, 2014, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 61 months as of December 31, 2014 and approximately 59 months as of December 31, 2013.

Table 28: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
__________

(1)	Includes unamortized discounts, premiums and other cost basis adjustments.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Contractual Obligations
Table 29 displays, by remaining maturity, our future cash obligations related to our long term debt, announced calls, operating leases, purchase obligations and other material noncancelable contractual obligations as of December 31, 2014.
Table 29: Contractual Obligations

	Payment Due by Period as of December 31, 2014
	Total	Less than 1 Year	1 to <3 Years	3 to 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations(1)	$355,431	$64,655	$138,317	$80,016	$72,443
Contractual interest on long-term obligations(2)	47,197	6,779	10,660	6,730	23,028
Operating lease obligations(3)	109	39	59	8	3
Purchase obligations:
Mortgage commitments(4)	56,333	56,333	—	—	—
Other purchase obligations(5)	470	209	225	36	—
Other liabilities reflected in the consolidated balance sheet(6)	479	398	67	5	9
Total contractual obligations	$460,019	$128,413	$149,328	$86,795	$95,483
__________

(1)
Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude $2.8 trillion in long-term debt from consolidations. Amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $4.1 billion.

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

(6)
Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2014, see “Off-Balance Sheet Arrangements.” Includes cash received as collateral, unrecognized tax benefits and future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding, which are included in our consolidated balance sheets under “Other liabilities.”

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
Cash and Other Investments Portfolio
Our cash and other investments portfolio decreased in 2014. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.
Table 30 displays information on the composition of our cash and other investments portfolio.
Table 30: Cash and Other Investments Portfolio

	As of December 31,
	2014	2013	2012
	(Dollars in millions)
Cash and cash equivalents	$22,023	$19,228	$21,117
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,950	38,975	32,500
U.S. Treasury securities	19,466	16,306	17,950
Total cash and other investments	$72,439	$74,509	$71,567
Unencumbered Mortgage Portfolio
Another potential source of liquidity in the event our access to the unsecured debt market becomes impaired is the unencumbered mortgage assets in our retained mortgage portfolio, which could be sold or used as collateral for secured borrowing. We believe that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Our ability to sell whole loans from our retained mortgage portfolio is limited due to the credit-related issues of these loans, as well as operational constraints. See “Risk Factors” for a discussion of the limitations on our ability to successfully sell or borrow against the unencumbered mortgage assets in our retained mortgage portfolio in the event of a liquidity crisis.
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
Table 31 displays the credit ratings issued by the three major credit rating agencies as of February 12, 2015.
Table 31: Fannie Mae Credit Ratings

As of February 12, 2015
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Subordinated debt	AA-	Aa2	AA-
Preferred stock	D	Ca	C/RR6
Outlook	Stable	Stable	Stable
	(for Long-Term Senior Debt and Subordinated Debt)	(for Long-Term Senior Debt and Preferred Stock)	(for AAA rated Long-Term Issuer Default Ratings)
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
Cash Flows
Year ended December 31, 2014. Cash and cash equivalents increased by $2.8 billion from $19.2 billion as of December 31, 2013 to $22.0 billion as of December 31, 2014. This increase in the balance was primarily driven by cash inflows from: (1) the sale of Fannie Mae MBS, (2) proceeds from repayments of loans of Fannie Mae, (3) the sale of our REO inventory, (4) proceeds from the sale and liquidation of mortgage-related securities and (5) proceeds from resolution and settlement agreements related to PLS sold to us.
Partially offsetting these cash inflows were cash outflows from: (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the payment of dividends to Treasury under our senior preferred stock purchase agreement and (3) the acquisition of delinquent loans out of MBS trusts.
Year Ended December 31, 2013. Cash and cash equivalents decreased by $1.9 billion from $21.1 billion as of December 31, 2012 to $19.2 billion as of December 31, 2013. This decrease in the balance was primarily driven by cash outflows from: (1) the payment of dividends to Treasury under our senior preferred stock purchase agreement, (2) payments to redeem debt, which outpaced issuances due to lower funding needs as we reduced our retained mortgage portfolio and (3) the acquisitions of delinquent loans out of MBS trusts.
Partially offsetting these cash outflows were cash inflows from: (1) the sale of Fannie Mae MBS, (2) proceeds from repayments of loans of Fannie Mae, (3) proceeds from the sale and liquidation of mortgage-related securities, (4) the sale of our REO inventory and (5) proceeds from resolution and settlement agreements related to representation and warranty, compensatory fees and PLS sold to us.
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. We report the deficit of our core capital over statutory minimum capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA also reports them on its website. FHFA is not reporting our critical, risk-based capital or subordinated debt levels during the conservatorship. For information on our minimum capital requirements see “Note 15, Regulatory Capital Requirements.”

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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2014. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of December 31, 2014 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. For additional information, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement.”
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
Dividends
Our fourth quarter 2014 dividend of $4.0 billion was declared by FHFA and subsequently paid by us on December 31, 2014, bringing our senior preferred stock dividends paid in 2014 to $20.6 billion. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was $3.0 billion for dividend periods in 2013, decreased to $2.4 billion for dividend periods in 2014, and to $1.8 billion for dividend periods in 2015 and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the first quarter of 2015 of $1.9 billion by March 31, 2015. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.
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
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $31.7 billion as of December 31, 2014 and $44.3 billion as of December 31, 2013.
For more information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management.”
Partnership Investment Interests
For partnership investments where we have determined that we are the primary beneficiary, we have consolidated these investments and recorded all of the partnership assets and liabilities in our consolidated balance sheets. Our partnership investments primarily consist of investments in affordable rental and for-sale housing partnerships. The carrying value of our partnership investments, including those we have consolidated, totaled $721 million as of December 31, 2014, compared with $809 million as of December 31, 2013.
LIHTC Partnership Interests
In most instances, we are not the primary beneficiary of our LIHTC partnership investments, and therefore our consolidated balance sheets reflect only our investment in the LIHTC partnership, rather than the full amount of the LIHTC partnership’s assets and liabilities. FHFA informed us in 2009 that, after consultation with Treasury, generally we are not authorized to sell or transfer our LIHTC partnership interests. Some exceptions to this rule exist in very limited circumstances and, in most cases, only with FHFA consent. In 2009, we reduced the carrying value of our LIHTC partnership investments to zero, as we no longer had both the intent and ability to sell or otherwise transfer our LIHTC investments for value. However, we still have an obligation to fund our LIHTC partnership investments and have recorded such obligation as a liability in our financial statements. We did not make any LIHTC investments in 2014, other than pursuant to existing prior commitments.
Treasury Housing Finance Agency Initiative
During 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through two primary programs, which together comprise what we refer to as the HFA initiative.
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
Pursuant to the TCLF program that we describe in “Related Parties” in “Note 1, Summary of Significant Accounting Policies,” Treasury has purchased participation interests in TCLFs provided by us and Freddie Mac to the HFAs. These facilities create a credit and liquidity backstop for the HFAs. Our outstanding commitments under the TCLF program totaled $390 million as of December 31, 2014 and $821 million as of December 31, 2013.

Multifamily Bond Credit Enhancement Liquidity Commitments
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $12.3 billion as of December 31, 2014 and $13.0 billion as of December 31, 2013. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds.

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
In addition to our exposure to credit, market and operational risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Business—Housing Finance Reform” and in “Risk Factors.” This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could affect our ability to retain and hire qualified employees. We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including human capital, legal, regulatory and compliance, reputational, technological and cybersecurity, strategic and execution risks. These risks may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions. These risks are typically brought to the attention of our Management Committee, our Board of Directors or one or more of the Board’s committees and, in some cases, FHFA for discussion.
Another risk that can impact our financial condition, earnings and cash flow is model risk, which is defined as the potential for model errors to adversely affect the company. This occurs because of our use of modeled estimations of future economic environments, borrower behavior and valuation methodologies. See “Risk Factors” for a discussion of the risks associated with our reliance on models.
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

•
Risk Mitigation & Control. We proactively develop appropriate mitigation strategies to prevent excessive risk exposure, address risks that exceed established tolerances and address risks that create unanticipated business impact. Mitigation strategies and controls can be in the form of reduction, transference, acceptance or avoidance of the identified risk. We also manage risk through four control elements that are designed to work in conjunction with each other: (1) risk policies, (2) risk limits, (3) delegations of authority and (4) risk committees.

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
Enterprise Risk Management Division
Our Enterprise Risk Management division reports directly to the Chief Risk Officer who reports directly to the Chief Executive Officer. The Chief Risk Officer also reports independently to the Board’s Risk Policy & Capital Committee and may be removed only upon Board approval. Enterprise Risk Management is responsible for the identification of emerging risks, the monitoring and reporting of risk within the existing policies and limits, and independent oversight of risk management across the company.
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
Mortgage Credit Book of Business
Table 32 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of December 31, 2014 and 2013.

Table 32: Composition of Mortgage Credit Book of Business

	As of
	December 31, 2014			December 31, 2013
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,837,211	$187,300	$3,024,511	$2,862,306	$183,891	$3,046,197
Unconsolidated Fannie Mae MBS, held by third parties(2)	11,660	1,267	12,927	12,430	1,314	13,744
Other credit guarantees(3)	4,033	14,748	18,781	15,183	15,414	30,597
Guaranty book of business	$2,852,904	$203,315	$3,056,219	$2,889,919	$200,619	$3,090,538
Agency mortgage-related securities(4)	6,932	8	6,940	8,992	32	9,024
Other mortgage-related securities(5)	19,973	7,970	27,943	27,563	9,640	37,203
Mortgage credit book of business	$2,879,809	$211,293	$3,091,102	$2,926,474	$210,291	$3,136,765
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,795,666	$201,763	$2,997,429	$2,827,169	$198,906	$3,026,075
Government Guaranty Book of Business(7)	$57,238	$1,552	$58,790	$62,750	$1,713	$64,463
__________

(1)	Consists of mortgage loans and Fannie Mae MBS recognized in our consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(2)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Consists of single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(4)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(5)	Primarily includes mortgage revenue bonds, Alt-A and subprime PLS and CMBS.

(6)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(7)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.
New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying lender swaps issued during the period. New business purchases were $409.8 billion for the year ended December 31, 2014 and $759.5 billion for the year ended December 31, 2013.
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of December 31, 2014 and 2013. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These approaches may increase our expenses and may not be effective in reducing our credit-related expense or credit losses. We provide information on our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related Income.”
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
The single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business. We provide information on non-Fannie Mae mortgage-related securities held in our portfolio in “Note 5, Investments in Securities.”
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
Our proprietary appraisal analysis application, Collateral UnderwriterTM, is now available to our lenders. This tool may be used by lenders to analyze appraisals against Fannie Mae’s database of appraisals and market data before the loan is delivered to us by providing an overall risk score and detailed messaging to highlight specific aspects of the appraisal that may warrant further attention. Collateral Underwriter will be integrated with Desktop Underwriter to incorporate into a lender’s existing underwriting process. Using Collateral Underwriter allows the lender to assess the appraisal and address any issues prior to delivery of the loan to us, which helps lenders mitigate repurchase risk resulting from appraisal representations and warranties.
Table 33 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business by acquisition period.
Table 33: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period

	As of December 31, 2014
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio >100%(3)	Serious Delinquency Rate(4)
2009-2014 acquisitions, excluding HARP and other Refi Plus loans	62%	60%	* %	0.24%
HARP loans(5)	11	86	19	1.04
Other Refi Plus loans(6)	8	51	*	0.37
2005-2008 acquisitions	12	81	22	8.17
2004 and prior acquisitions	7	48	2	3.28
Total Single-Family Book of Business	100%	64%	5%	1.89%

	As of December 31, 2013
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio >100%(3)	Serious Delinquency Rate(4)
2009-2013 acquisitions, excluding HARP and other Refi Plus loans	57%	61%	* %	0.23%
HARP loans(5)	11	91	25	0.84
Other Refi Plus loans(6)	9	53	*	0.31
2005-2008 acquisitions	15	86	27	9.32
2004 and prior acquisitions	8	50	3	3.52
Total Single-Family Book of Business	100%	67%	7%	2.38%
__________

*	Represents less than 0.5%.

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of December 31, 2014 and 2013.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the applicable period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the applicable period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of December 31, 2014 and 2013.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the December 31, 2014 serious delinquency rates of loans acquired in 2005 through 2008.

(5)
HARP loans, which we began to acquire in 2009, have LTV ratios at origination in excess of 80%. In the fourth quarter of 2012, we revised our presentation of the data to reflect all loans under our Refi Plus program with LTV ratios at origination in excess of 80% as HARP loans. Previously we did not reflect loans that were backed by second homes or investor properties as HARP loans.

(6)	Other Refi Plus loans, which we began to acquire in 2009, includes all other Refi Plus loans that are not HARP loans.
Beginning with loans delivered in 2013, and in conjunction with our new representation and warranty framework that is discussed below, we have made changes in our quality control process that move the primary focus of our quality control reviews from the time a loan defaults to shortly after the loan is delivered to us. We have implemented new tools to help identify loans delivered to us that may not have met our underwriting or eligibility guidelines and use these tools to help select discretionary and random samples of performing loans for quality control reviews shortly after delivery. Our quality control includes reviewing and recording underwriting defects noted in the file, and determining if the loan met our underwriting and eligibility guidelines. We also use these reviews to provide lenders with earlier feedback on underwriting defects. We derive an eligibility defect rate from our random reviews, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use it to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process.
As of February 12, 2015, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions in 2013 was 1.52%. Because of enhancements to the sampling methodology of our random reviews that we implemented in 2013, the eligibility defect rate for our 2013 loan acquisitions is not directly comparable to the “significant findings rate” we reported on our acquisitions in prior periods. We continue to work with lenders to reduce the number of defects identified.
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
If we are unable to resolve our repurchase requests, either through collection or additional remedies, we will not recover the losses we have recognized on the associated loans. The unpaid principal balance of our outstanding repurchase requests was

$1.0 billion as of December 31, 2014, compared with $1.5 billion as of December 31, 2013. The amount of our outstanding repurchase requests is based on the unpaid principal balance of the loans underlying the repurchase requests and does not reflect the actual amount we have requested from the mortgage sellers or servicers, or the amount we ultimately believe we are going to collect, because in some cases we allow mortgage sellers or servicers to remit payment to make us whole for our losses, which is less than the unpaid principal balance of the loan.
As of December 31, 2014, 0.33% of the $728.6 billion of unpaid principal balance of single-family loans acquired in 2013 had been subject to a repurchase request, compared with 0.18% of the $2.70 trillion of unpaid principal balance of single-family loans acquired between 2009 and 2012 and 3.75% of the $2.33 trillion of unpaid principal balance of single-family loans acquired between 2005 and 2008. We believe the slightly higher percentage of repurchase requests for our 2013 acquisitions as compared with our 2009 to 2012 acquisitions is due to the new tools we implemented in 2013 that have improved our ability to identify loans with underwriting defects, as well as our shift in the primary focus of our quality control reviews from the time a loan defaults to shortly after the loan is delivered to us. We substantially completed our up-front loan reviews for potential underwriting defects on the loans we acquired in 2013 by the end of 2014. We will continue to review loans acquired beginning in 2009 for underwriting defects if a loan defaults and has not previously been reviewed and, for loans acquired beginning in 2013, if it has not already met the criteria for repurchase relief.
Representation and Warranty Framework
Our representation and warranty framework for single-family mortgage loans delivered on or after January 1, 2013, which is part of FHFA’s seller-servicer contract harmonization initiative, seeks to provide lenders a higher degree of certainty and clarity regarding their repurchase exposure and liability on future deliveries, as well as consistency around repurchase timelines and remedies. Under the framework, lenders are relieved of repurchase liability for loans that meet specific payment history requirements and other eligibility requirements. For example, a lender would not be required to repurchase a mortgage loan in breach of certain underwriting and eligibility representations and warranties if the borrower has made timely payments for 36 months following the delivery date (or, for Refi Plus loans, including HARP loans, for 12 months following the delivery date), and the loan meets other specified eligibility requirements. Certain representations and warranties are “life of loan” representations and warranties, meaning that no relief from their enforcement is available to lenders regardless of the number of payments made by a borrower. Examples of life of loan representations and warranties include, but are not limited to, a lender’s representation and warranty that it has originated the loan in compliance with applicable laws and that the loan conforms to our charter requirements.
In May 2014, at FHFA’s direction, we and Freddie Mac announced changes to our representation and warranty framework effective for single-family mortgage loans delivered on or after July 1, 2014. The primary changes to the framework consisted of relaxing the 36-month timely payment history requirement to permit two instances of 30-day delinquency and adding an alternative path to relief if there is a satisfactory conclusion of a quality control review.
In November 2014, we and Freddie Mac announced additional changes and clarifications to our representation and warranty framework effective for single-family mortgage loans delivered on or after January 1, 2013, except for loans for which Fannie Mae has issued a repurchase request prior to November 20, 2014. The primary change to the framework was a significance test for post-relief date remedies related to misrepresentations or data inaccuracies. Under the significance test, we clarified that we will only seek repurchase on these loans if we would not have purchased the loans had we known the accurate information at the time of delivery. In addition, for whole loans delivered after November 20, 2014, and mortgage loans delivered into MBS with pool issue dates on or after December 1, 2014, we will only seek repurchase of a loan for failure to comply with applicable laws if we determine the failure to comply with laws could be expected to impair our rights under the note or mortgage, the failure to comply with laws could be expected to impose assignee liability on Fannie Mae, or if one of a specified list of laws or regulations is or may have been violated. All other remedies are unaffected by this change.
We continue to work with FHFA to identify opportunities to enhance our framework to provide the mortgage finance industry with more certainty and clarity regarding selling representation and warranty obligations.
As of December 31, 2014, approximately 29% of the outstanding loans in our single-family conventional guaranty book of business were acquired under the new representation and warranty framework, compared with 20% as of December 31, 2013. Table 34 below displays information regarding the relief status of single-family conventional loans, based on payment history, delivered to us beginning in 2013 under the new representation and warranty framework.

Table 34: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2014

	As of December 31, 2014
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$141,393	927,345	$—	—	$141,393	927,345
Remain eligible for relief	47,154	319,830	781,590	3,733,863	828,744	4,053,693
Are not eligible for relief	2,686	16,890	9,043	44,387	11,729	61,277
Total outstanding loans acquired under the new representation and warranty framework	$191,233	1,264,065	$790,633	3,778,250	$981,866	5,042,315

	As of December 31, 2013
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$—	—	$—	—	$—	—
Remain eligible for relief	158,025	1,000,147	537,887	2,460,012	695,912	3,460,159
Are not eligible for relief	802	4,844	515	2,582	1,317	7,426
Total outstanding loans acquired under the new representation and warranty framework	$158,827	1,004,991	$538,402	2,462,594	$697,229	3,467,585
As of December 31, 2014, approximately 18% of loans acquired under the new representation and warranty framework had obtained relief. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans acquired beginning in 2013 that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus of our quality control reviews to shortly after the time the loans are delivered to us. We also retain the right to review any defaulted loans that were not previously reviewed and have not obtained relief, in addition to retaining the right to review all loans for any violations of life of loan representations and warranties.
Credit Enhancements
As discussed in “Business—Our Charter and Regulation of Our Activities—Charter Act,” our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of purchase. However, under HARP, we allow our borrowers who have mortgage loans with current LTV ratios above 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. See “Credit Profile Summary—HARP and Refi Plus Loans” below for more discussion of HARP and its impact on our single-family conventional business volume and guaranty book of business.
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
Mortgage insurers may also provide pool mortgage insurance, which is insurance that applies to a defined group of loans. Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit. Under some of our pool mortgage insurance policies, we are required to meet specified loss deductibles before we can recover under the policy. We typically collect claims under pool mortgage insurance three to six months after disposition of the property that secured the loan. For a discussion of our aggregate mortgage insurance coverage as of December 31, 2014 and 2013, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Credit Guarantors—Mortgage Insurers.”
Risk-Sharing Transactions
FHFA’s 2014 conservatorship scorecard included an objective to transact credit risk transfers on single-family mortgages with at least $90 billion of unpaid principal balance, adjusted for the amount of credit risk transferred. Our primary method of achieving this objective was through the issuance of CAS, which transfer some of the credit risk associated with losses on the underlying mortgage loans to investors in these securities. During 2014, we issued $5.8 billion in CAS, transferring some of the credit risk on single-family mortgages with an unpaid principal balance of $222.2 billion. In addition to our CAS offerings, we executed additional types of credit risk sharing transactions in 2014. For information on our credit risk transfer transaction with a panel of reinsurers, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Credit Guarantors—Reinsurers.”
In a CAS transaction, we create a reference pool consisting of recently acquired single-family mortgage loans included in our single-family guaranty book of business in our consolidated balance sheet. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (e.g., first loss, mezzanine and senior). We receive cash and issue CAS (which relate to the mezzanine loss position) to investors, which we recognize as “Debt of Fannie Mae” in our consolidated balance sheet.
We are obligated to make payments of principal and interest on the CAS, and we recognize the interest paid as “Long-term debt interest expense” in our consolidated statements of operations and comprehensive income. The principal balance of the CAS is reduced as a result of principal liquidations of loans in the reference pool or when certain specified credit events (such as a loan becoming 180 days delinquent) occur on the loans in the reference pool. In turn, these credit events may reduce the total amount of payments we ultimately make on the CAS. However, principal reductions will first occur on the first loss position, which is retained by us, until it is fully reduced before the CAS begin participating in reductions to the principal balances. As the reference pools underlying CAS issued to date consist of recently acquired single-family mortgage loans (loans in the reference pools underlying the 2014 transactions were acquired between October 2012 and August 2013), we have recognized minimal credit losses on loans in these reference pools to date.
Table 35 displays the credit risk transferred to third parties and retained by Fannie Mae pursuant to our 2013 and 2014 CAS transactions.
Table 35: Credit Risk Transferred Pursuant to CAS Issuances

	At Issuance					As of December 31, 2014
	Retained by Fannie Mae			Transferred to Third Parties
	First Loss Position	Mezzanine Loss Position	Senior Loss Position	Mezzanine Loss Position	Total Reference Pool	Total Outstanding Reference Pool(1)
	(Dollars in millions)
2014 CAS issuances:
CAS 2014 C01	$88	$41	$28,430	$750	$29,309	$27,400
CAS 2014 C02	231	98	58,889	1,600	60,818	57,972
CAS 2014 C03	301	138	75,734	2,050	78,223	75,557
CAS 2014 C04	225	78	52,122	1,449	53,874	53,401
Total 2014 CAS issuances	$845	$355	$215,175	$5,849	$222,224	$214,330
Prior year CAS issuances:
CAS 2013 C01	80	47	25,954	675	26,756	24,433
Total CAS issuances	$925	$402	$241,129	$6,524	$248,980	$238,763
Total outstanding reference pool as a percentage of single-family conventional guaranty book of business						8.54%

__________

(1)	Includes $6.2 billion outstanding for the mezzanine loss tranche transferred to third parties as of December 31, 2014.

FHFA’s 2015 conservatorship scorecard includes an objective that we transact credit risk transfers on reference pools of single-family mortgages with an unpaid principal balance of at least $150 billion in 2015, with this unpaid principal balance requirement to be reviewed periodically and adjusted as necessary to reflect market conditions. In meeting this target, we must utilize at least two types of risk transfer structures.
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

Table 36 displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 36: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2014	2013	2012	2014	2013	2012
Original LTV ratio:(5)
<= 60%	16%	22%	25%	21%	22%	23%
60.01% to 70%	12	14	15	14	15	15
70.01% to 80%	40	35	35	38	38	39
80.01% to 90%(6)	13	10	9	11	10	10
90.01% to 100%(6)	16	12	8	11	10	10
100.01% to 125%(6)	2	4	5	3	3	2
Greater than 125%(6)	1	3	3	2	2	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	77%	76%	75%	75%	74%	73%
Average loan amount	$202,834	$204,750	$213,515	$159,997	$160,357	$157,512
Estimated mark-to-market LTV ratio:(7)
<= 60%				42%	38%	28%
60.01% to 70%				19	19	15
70.01% to 80%				18	19	22
80.01% to 90%				10	11	13
90.01% to 100%				6	6	9
100.01% to 125%				4	5	8
Greater than 125%				1	2	5
Total				100%	100%	100%
Weighted average				64%	67%	75%
Product type:
Fixed-rate:(8)
Long-term	78%	76%	74%	74%	72%	72%
Intermediate-term	17	22	23	17	18	17
Interest-only	—	*	*	1	1	1
Total fixed-rate	95	98	97	92	91	90
Adjustable-rate:
Interest-only	*	*	*	2	2	3
Other ARMs	5	2	3	6	7	7
Total adjustable-rate	5	2	3	8	9	10
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	98%	97%	97%	97%
2-4 units	3	3	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	90%	91%	91%	91%	91%
Condo/Co-op	10	10	9	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	87%	87%	89%	88%	88%	89%
Second/vacation home	4	4	4	4	4	4
Investor	9	9	7	8	8	7
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2014	2013	2012	2014	2013	2012
FICO credit score at origination:
< 620(9)	1%	1%	1%	3%	3%	3%
620 to < 660	6	4	2	5	5	6
660 to < 700	13	10	7	12	12	12
700 to < 740	21	18	16	19	19	20
>= 740	59	67	74	61	61	59
Total	100%	100%	100%	100%	100%	100%
Weighted average	744	753	761	744	744	742
Loan purpose:
Purchase	52%	30%	21%	31%	28%	28%
Cash-out refinance	16	14	14	20	21	24
Other refinance	32	56	65	49	51	48
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	15%	14%	16%	15%	15%	15%
Northeast	15	17	17	19	19	19
Southeast	20	20	19	22	22	23
Southwest	20	17	16	16	16	16
West	30	32	32	28	28	27
Total	100%	100%	100%	100%	100%	100%
Origination year:
< = 2005				10%	13%	18%
2006				3	3	5
2007				4	5	7
2008				2	3	5
2009				6	7	11
2010				9	10	13
2011				10	11	15
2012				24	26	26
2013				21	22	—
2014				11	—	—
Total				100%	100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of December 31, 2014, 2013 and 2012. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “Credit Profile Summary—Jumbo-Conforming and High-Balance Loans” for information on our loan limits.

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

Credit Profile Summary
Overview
Our acquisition of loans with original LTV ratios over 80% increased to 32% in 2014, compared with 29% in 2013. This increase was primarily due to an increase in our acquisitions of home purchase mortgage loans, which increased to 52% in 2014, compared with 30% in 2013, and a corresponding decline in our acquisitions of refinance loans. Our acquisitions of loans with FICO credit scores at origination of 740 or above decreased to 59% in 2014, compared with 67% in 2013. Our acquisition of loans with FICO credit scores at origination of less than 700 increased to 20% in 2014, compared with 15% in 2013. The weighted average FICO credit score at origination of our acquisitions decreased to 744 in 2014, compared with 753 in 2013.
Although our acquisitions in 2014 included a greater proportion of loans with higher LTV ratios or lower FICO credit scores compared with our acquisitions in 2013, our acquisitions in 2014 continued to have a strong credit profile with a weighted average original LTV ratio of 77% and a weighted average FICO credit score of 744. The average original LTV ratio of single-family loans we acquired in 2014, excluding HARP loans, was 75%, compared with 102% for HARP loans. The weighted average FICO credit score at origination of the single-family mortgage loans we acquired in 2014, excluding HARP loans, was 746, compared with 704 for HARP loans.
The credit profile of our future acquisitions will depend on many factors, including our future pricing and eligibility standards and those of mortgage insurers, FHA and VA, the percentage of loan originations representing refinancings, changes in interest rates, our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers, government policy, market and competitive conditions, and the volume and characteristics of HARP loans we acquire in the future. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions. We discuss our efforts to increase access to mortgage credit for creditworthy borrowers in “Business—Executive Summary—Single-Family Guaranty Book of Business—Recently Acquired Single-Family Loans.”
HARP and Refi Plus Loans
Since 2009, we have offered HARP under our Refi Plus initiative, which was designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values. HARP offers additional refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Under HARP, we allow our borrowers who have mortgage loans that have note dates prior to June 2009 with current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Accordingly, HARP loans have LTV ratios at origination in excess of 80%. HARP loans cannot (1) be an adjustable-rate mortgage loan, if the initial fixed period is less than five years; (2) have an interest only feature, which permits the payment of interest without a payment of principal; (3) be a balloon mortgage loan; or (4) have the potential for negative amortization. In April 2013, FHFA announced the extension of the ending date for HARP to December 31, 2015.
The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Since 2012, we have permitted HARP loans with LTV ratios greater than 125% for fixed-rate loans of eligible borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of December 31, 2014,

HARP loans, which constituted 11% of our single-family book of business, had a weighted average FICO credit score at origination of 731 compared with 744 for loans in our single-family book of business overall.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the newly acquired loans essentially replaces the credit risk on the loans that we already held prior to the refinancing. These loans have higher risk profiles and higher serious delinquency rates than the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate).
The percentage of our acquisitions that are refinanced loans, including loans acquired under our Refi Plus initiative, which includes HARP, has continued to decline. HARP loans constituted approximately 6% of our total single-family acquisitions in 2014, compared with approximately 14% of total single-family acquisitions in 2013 and 16% in 2012. We expect the volume of refinancings under HARP to continue to decline, due to a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of December 31, 2014 and 2013 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 33: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period.”
Alt-A Loans
We classify certain loans as Alt-A so that we can discuss our exposure to Alt-A loans in this Form 10-K and elsewhere. However, there is no universally accepted definition of Alt-A loans. Our single-family conventional guaranty book of business includes loans with some features that are similar to Alt-A loans that we have not classified as Alt-A because they do not meet our classification criteria.
We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Table 36: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business,” “Note 3, Mortgage Loans” and “Note 16, Concentrations of Credit Risk.”
Our exposure to Alt-A loans included in our single-family conventional guaranty book of business, based on the classification criteria described in this section, does not include (1) our investments in private-label mortgage-related securities backed by Alt-A loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. See “Note 5, Investments in Securities” for more information on our exposure to private-label mortgage-related securities backed by Alt-A loans. As a result of our decision to discontinue the purchase of newly originated Alt-A loans, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time.
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $116.6 billion as of December 31, 2014, represented approximately 4% of our single-family conventional guaranty book of business.
Jumbo-Conforming and High-Balance Loans
The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $145.0 billion, or 5.2% of our single-family conventional guaranty book of business as of December 31, 2014 compared with $142.3 billion, or 5.0% of our single-family conventional guaranty book of business as of December 31, 2013. The standard conforming loan limit for a one-unit property was $417,000 in 2014 and 2013. From 2008 to 2011, our loan limits were higher in specified high-cost areas, reaching as high as $729,750 for one-unit properties; however, our loan limits for loans originated after September 30, 2011 decreased in specified high-cost areas to an amount not to exceed $625,500 for one-unit properties. Our current loan limits apply to all new acquisitions; therefore, we cannot refinance any of our existing loans that are above our current loan limits. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for additional information on our loan limits.

Reverse Mortgages
The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $44.7 billion as of December 31, 2014 and $48.0 billion as of December 31, 2013. Since December 2010, we ceased acquisitions of newly originated reverse mortgages. The principal balance of our reverse mortgage loans could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through FHA. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to credit losses on these loans.
Mortgage Rate Resets
Adjustable-rate mortgages (“ARMs”) are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. Interest-only loans allow the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. The majority of our interest-only loans are ARMs. Our negative-amortizing loans are ARMs that allow the borrower to make monthly payments that are less than the interest actually accrued for the period. The unpaid interest is added to the principal balance of the loan, which increases the outstanding loan balance. ARMs represented approximately 8% of our single-family conventional guaranty book of business as of December 31, 2014.
Rate reset modifications are mortgage loans we have modified with terms that include a reduction in the borrowers’ interest rate that is fixed for an initial period and is followed by one or more annual interest rate increases in the future. The majority of our rate reset modifications are performing HAMP modifications with fixed interest rates for an initial five year period followed by one or more annual interest rate increases, of up to one percent per year, until the mortgage rate reaches the prevailing market rate at the time of modification.
Table 37 displays information for ARMs, rate reset modifications and fixed-rate interest-only loans in our single-family guaranty book of business, aggregated by product type and categorized by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.
Table 37: Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications by Year(1)

	Reset Year
	2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in millions)
ARMs—Amortizing	$34,933	$6,669	$7,175	$9,537	$14,240	$20,511	$93,065
ARMs—Interest Only	28,879	1,188	1,500	1,046	1,081	2,274	35,968
ARMs—Negative Amortizing	3,791	154	2	—	—	—	3,947
Rate Reset Modifications	50,122	19,166	8,684	5,957	4,123	151	88,203
Fixed-Rate Interest Only	486	2,534	4,913	1,021	50	314	9,318
__________

(1)	Excludes loans for which there is not an additional reset for the remaining life of the loan.
We have not observed a materially different performance trend for interest-only loans or negative-amortizing loans that have recently reset as compared to those that are still in the initial period. We believe the current performance trend is the result of the current low interest rate environment and do not expect this trend to continue if interest rates rise significantly. We discuss interest rate resets for modifications in “Problem Loan Management—Loan Workout Metrics” below.
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

Problem Loan Statistics
Table 38 displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business.
Table 38: Delinquency Status and Activity of Single-Family Conventional Loans

	As of December 31,
	2014	2013	2012
Delinquency status:
30 to 59 days delinquent	1.47%	1.64%	1.96%
60 to 89 days delinquent	0.43	0.49	0.66
Seriously delinquent (“SDQ”)	1.89	2.38	3.29
Percentage of SDQ loans that have been delinquent for more than 180 days	70%	73%	72%
Percentage of SDQ loans that have been delinquent for more than two years	34	36	30

	For the Year Ended December 31,
	2014	2013	2012
Single-family SDQ loans (number of loans):
Beginning balance	418,837	576,591	690,911
Additions	306,464	378,027	512,618
Removals:
Modifications and other loan workouts	(118,860)	(157,336)	(165,489)
Liquidations	(151,586)	(226,976)	(279,838)
Cured or less than 90 days delinquent	(125,265)	(151,469)	(181,611)
Total removals	(395,711)	(535,781)	(626,938)
Ending balance	329,590	418,837	576,591
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. Loans we acquired since 2009 comprised 81% of our single-family guaranty book of business and had a serious delinquency rate of 0.36% as of December 31, 2014.
Although our single-family serious delinquency rate has decreased, the pace of declines in our single-family serious delinquency rate has slowed in recent months and we expect this trend to continue. Our single-family serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure in some states. High levels of foreclosures, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes have lengthened the time it takes to foreclose on a mortgage loan in a number of states, particularly in New York, Florida and New Jersey. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last few years than it would have if the pace of foreclosures had been faster. We believe the slow pace of foreclosures in certain areas of the country will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense). Other factors such as the pace of loan modifications, changes in home prices, unemployment levels and other macroeconomic conditions also influence serious delinquency rates. We expect the number of our single-family loans in our book of business that are seriously delinquent to remain above pre-2008 levels for years.
Certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Our 2005 to 2008 loan vintages represented approximately 51% of the loans added to our seriously delinquent loan population in 2014. In addition, loans in certain states such as Florida, Illinois, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.

Table 39 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.
Table 39: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis

	As of December 31,
	2014			2013			2012
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	20%	5%	0.70%	20%	6%	0.98%	19%	7%	1.69%
Florida	6	15	4.42	6	19	6.89	6	21	10.06
Illinois	4	6	2.36	4	6	3.12	4	6	4.70
New Jersey	4	10	5.78	4	8	6.25	4	7	6.92
New York	5	10	4.17	5	9	4.42	6	7	4.70
All other states	61	54	1.52	61	52	1.85	61	52	2.56
Product type:
Alt-A	4	18	7.77	5	19	9.23	6	20	11.36
Vintages(2):
2004 and prior	7	28	3.26	9	27	3.50	13	27	3.61
2005	3	12	6.18	4	13	7.26	5	14	7.79
2006	3	16	9.61	3	18	11.26	5	19	12.15
2007	4	23	10.79	5	25	12.18	7	26	12.99
2008	2	8	6.27	3	8	6.69	5	9	6.63
2009	6	3	1.00	7	3	0.98	11	2	0.88
2010	9	3	0.59	10	2	0.56	13	2	0.48
2011	10	2	0.42	11	2	0.34	15	1	0.22
2012	24	3	0.27	26	2	0.17	26	*	0.04
2013	21	2	0.22	22	*	0.04	—	—	—
2014	11	*	0.04	—	—	—	—	—	—
Estimated mark-to-market LTV ratio:
<= 60%	42	23	0.88	38	19	0.97	28	12	1.08
60.01% to 70%	19	12	1.36	19	11	1.47	15	8	1.84
70.01% to 80%	18	14	1.75	19	13	1.90	22	11	1.86
80.01% to 90%	10	14	3.04	11	14	3.53	13	12	3.50
90.01% to 100%	6	12	4.59	6	12	5.53	9	12	5.37
Greater than 100%	5	25	10.98	7	31	12.22	13	45	13.42
Credit enhancement:
Credit enhanced	16	27	3.47	15	27	4.75	14	28	7.09
Non-credit enhanced	84	73	1.62	85	73	2.00	86	72	2.70
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the December 31, 2014 serious delinquency rates of loans acquired in 2005 through 2008.

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
Our primary loan modification initiatives include HAMP, a modification initiative under the Making Home Affordable Program, and our proprietary standard and streamlined modification initiatives. The number of HAMP-eligible borrowers has declined in recent years and completed HAMP modifications represented only 14% of our modifications completed in 2014. After a servicer determines that the borrower’s hardship is not temporary in nature, we require that servicers first evaluate borrowers for eligibility under a workout option before considering foreclosure. Not all borrowers facing foreclosure will be eligible for a modification. We work with servicers to ensure that borrowers who do not qualify for a modification or who fail to successfully complete the required trial period are provided with alternative home retention options or a foreclosure prevention alternative.
Program guidance for the majority of our modifications, including HAMP, directs servicers either to cancel or to convert trial modifications to permanent modifications after three or four timely payments, depending on the borrower’s circumstances. During 2014, we completed approximately 123,000 modifications representing 75% of the trials initiated in the 12 month period ending September 30, 2014, compared with 160,000 completed modifications in 2013 representing 80% of the trials initiated in the 12 month period ending September 30, 2013. As of December 31, 2014, there were approximately 40,400 borrowers in the trial modification period.
In addition, we continue to focus on foreclosure alternatives for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. To avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to accept a deed-in-lieu of foreclosure, whereby the borrower voluntarily signs over the title to their property to the servicer, or to sell the home prior to foreclosure in a short sale, whereby the borrower sells the home for less than the full amount owed to Fannie Mae under the mortgage loan. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales and, in 2014, we received net sales proceeds from our short sale transactions equal to 72% of the loans’ unpaid principal balance, compared with 67% in 2013. The existence of a second lien may limit our ability to provide borrowers with loan workout options, particularly those that are part of our foreclosure prevention efforts; however, we are not required to contact a second lien holder to obtain their approval prior to providing a borrower with a loan modification.
Table 40 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed.

Table 40: Statistics on Single-Family Loan Workouts

	For the Year Ended December 31,
	2014		2013		2012
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$20,686	122,823	$28,801	160,007	$30,640	163,412
Repayment plans and forbearances completed(1)	986	7,309	1,594	12,022	3,298	23,329
Total home retention strategies	21,672	130,132	30,395	172,029	33,938	186,741
Foreclosure alternatives:
Short sales	4,795	23,188	9,786	46,570	15,916	73,528
Deeds-in-lieu of foreclosure	1,786	11,292	2,504	15,379	2,590	15,204
Total foreclosure alternatives	6,581	34,480	12,290	61,949	18,506	88,732
Total loan workouts	$28,253	164,612	$42,685	233,978	$52,444	275,473
Loan workouts as a percentage of single-family guaranty book of business	0.99%	0.94%	1.48%	1.33%	1.85%	1.57%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of home retention solutions completed in 2014 decreased compared with 2013, primarily due to a decline in the number of delinquent loans in 2014 compared with 2013.
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
Table 41 displays the unpaid principal balance of loans post-modification related to our single-family TDRs. For more information on the impact of TDRs, see “Note 3, Mortgage Loans.”
Table 41: Single-Family Troubled Debt Restructuring Activity

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Beginning balance	$200,507	$207,405	$177,484
New TDRs	19,050	26,320	54,032
Foreclosures(1)	(10,484)	(13,192)	(13,752)
Payoffs(2)	(7,658)	(16,054)	(6,992)
Other(3)	(4,116)	(3,972)	(3,367)
Ending balance	$197,299	$200,507	$207,405
__________

(1)	Consists of foreclosures, deeds-in-lieu of foreclosure, short sales and third-party sales.

(2)	Consists of full borrower payoffs and repurchases of loans that were successfully resolved through payment by mortgage sellers and servicers.

(3)	Primarily includes monthly principal payments.

Table 42 displays the percentage of our single-family loan modifications completed during 2013 and 2012 that were current or paid off one year after modification, as well as the percentage of our single-family loan modifications completed during 2012 that were current or paid off two years after modification.
Table 42: Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

	2013				2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
One Year Post-Modification
HAMP modifications	83%	83%	84%	83%	82%	82%	81%	79%
Non-HAMP modifications	71	71	72	73	74	74	72	70
Total	73	73	74	75	76	76	75	73

Two Years Post-Modification
HAMP modifications					81%	80%	80%	78%
Non-HAMP modifications					72	72	71	71
Total					74	74	75	73
__________

(1)	Excludes loans that were classified as subprime ARMs that were modified into fixed-rate mortgages. Modifications do not reflect loans currently in trial modifications.
Approximately 55% of our performing loan modifications include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these modifications with rate resets are scheduled to have their first interest rate resets in 2015. These interest rate increases could adversely affect the performance of these modifications. See “Table 37: Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications by Year” in “Credit Portfolio Summary—Mortgage Rate Resets” for additional information on the timing of these initial interest rate resets.
There is significant uncertainty regarding the ultimate long term success of our modification efforts. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets. See “Risk Factors” for a discussion of efforts we may be required or asked to undertake and their potential effect on us.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 43 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 43: Single-Family Foreclosed Properties

	For the Year Ended December 31,
	2014	2013	2012
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	103,229	105,666	118,528
Acquisitions by geographic area:(2)
Midwest	26,013	39,113	50,583
Northeast	15,337	13,235	12,008
Southeast	48,647	57,090	58,411
Southwest	13,437	18,923	28,541
West	13,203	16,023	24,936
Total properties acquired through foreclosure(1)	116,637	144,384	174,479
Dispositions of REO	(132,803)	(146,821)	(187,341)
End of period inventory of single-family foreclosed properties (REO)(1)	87,063	103,229	105,666
Carrying value of single-family foreclosed properties (dollars in millions)	$9,745	$10,334	$9,505
Single-family foreclosure rate(3)	0.67%	0.82%	0.99%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 10 to “Table 36: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)
Estimated based on the total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans, as well as lengthy foreclosure timelines in a number of states, have resulted in a reduction in the number of REO acquisitions and fewer dispositions in 2014 compared with 2013 and 2012.
Neighborhood stabilization is a core principle in our approach to managing our REO inventory. As a result, we seek to keep properties in good condition and, where appropriate, repair them to make them more marketable. Our goal is to obtain the highest price possible for the properties we sell. Additionally, before we market our foreclosed properties, we may choose to repair them in order to maximize the sales price and increase the likelihood that an owner occupant will purchase. The percentage of properties we repair prior to marketing has increased as a result of market demand and our continued focus on stabilizing neighborhoods and increasing opportunities for owner occupants to purchase. We repaired approximately 67,000 properties from our single-family REO inventory at an average cost of approximately $7,900 per property during 2014 and repaired approximately 66,000 properties at an average cost of approximately $6,700 per property during 2013 compared with repairs of approximately 84,000 properties at an average cost of approximately $6,100 per property during 2012.
Repairing REO properties increases sales to owner occupants and increases financing options for REO buyers. In addition, we encourage homeownership through our First Look™ marketing period. During this First Look period, owner occupants, some nonprofit organizations and public entities may submit offers and purchase properties without competition from investors. Approximately 75,000 of the 133,000 single-family properties we sold in 2014 were purchased by owner occupants, nonprofit organizations or public entities.
We currently lease properties to tenants who occupied the properties before we acquired them into our REO inventory and to eligible borrowers who executed a deed-in-lieu of foreclosure, which can minimize disruption by providing additional time to find alternate housing, help stabilize local communities, provide us with rental income, and support our compliance with federal and state laws protecting tenants in foreclosed properties. As of December 31, 2014, over 1,300 tenants leased our REO properties.
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

Table 44 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.
Table 44: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of December 31,
	2014	2013	2012
Available-for-sale	28%	33%	28%
Offer accepted(1)	17	14	17
Appraisal stage(2)	13	17	10
Unable to market:
Occupied status(3)	12	10	14
Redemption status(4)	7	9	11
Properties being repaired	13	9	7
Rental property(5)	2	3	5
Other	8	5	8
Total unable to market	42	36	45
Total	100%	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are still occupied, and for which the eviction process is not yet complete.

(4)	Properties that are within the period during which state laws allow the former mortgagor and second lien holders to redeem the property.

(5)	Properties with a tenant living in the home under our tenant in place or deed for lease programs.
Table 45 displays the proportionate share of foreclosures as compared with their share of our single-family guaranty book of business for the states that have a higher concentration of foreclosures. Table 45 also displays this information for California, as this state accounts for a large share of our single-family conventional guaranty book of business.
Table 45: Single-Family Acquired Property Concentration Analysis

	As of	For the Year Ended	As of	For the Year Ended	As of	For the Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)
States:
Florida	6%	24%	6%	21%	6%	14%
Illinois	4	7	4	9	4	8
California	20	5	20	4	19	9
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
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Loans delivered to us by DUS lenders and their affiliates represented 94% of our multifamily guaranty book of business as of December 31, 2014, compared with 93% as of December 31, 2013 and 88% as of December 31, 2012.
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
Table 46 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender.
Table 46: Multifamily Lender Risk-Sharing

	As of December 31,
	2014	2013
Lender risk-sharing:
DUS	85%	80%
Non-DUS negotiated	3	5
No recourse to the lender	12	15
Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of December 31, 2014. These risk-sharing agreements not only transfer credit risk, but also better align our interest with that of the lender.
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
Table 47 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.
Table 47: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of December 31,
	2014	2013	2012
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	3	3	4
Original DSCR less than or equal to 1.10	8	7	8
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.

We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan at the loan, property and portfolio levels. We track credit risk characteristics to determine the loan credit quality indicator, which are the internal risk categories and are further discussed in “Note 3, Mortgage Loans.” The credit risk characteristics we use to help determine the internal risk categories include the physical condition of the property, delinquency status, the relevant local market and economic conditions that may signal changing risk or return profiles, and other risk factors. For example, in addition to capitalization rates, we closely monitor the rental payment trends and vacancy levels in local markets to identify loans that merit closer attention or loss mitigation actions. We manage our exposure to refinancing risk for multifamily loans maturing in the next several years. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to loans maturing in the near term. The primary asset management responsibilities for our multifamily loans are performed by our DUS and other multifamily lenders. We periodically evaluate these lenders’ and our other third party service providers’ performance for compliance with our asset management criteria.
As part of our ongoing credit risk management process, we require lenders to provide quarterly and annual financial updates for the loans where we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 3% as of December 31, 2014 and 4% as of December 31, 2013. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months, but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate decreased from 0.10% as of December 31, 2013 to 0.05% as of December 31, 2014.
REO Management
Table 48 displays our held for sale multifamily REO activity.
Table 48: Multifamily Foreclosed Properties

	For the Year Ended December 31,
	2014	2013	2012
Multifamily foreclosed properties held for sale (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	118	128	260
Total properties acquired through foreclosure	42	105	164
Transfers (from) to held for sale(1)	(1)	43	(44)
Dispositions of REO	(97)	(158)	(252)
End of period inventory of multifamily foreclosed properties (REO)	62	118	128
Carrying value of multifamily foreclosed properties (dollars in millions)	$349	$632	$331
__________

(1)	Represents the transfer of properties between held for use and held for sale. Held-for-use properties are reported in our consolidated balance sheets as a component of “Other assets.”
The low level of foreclosure activity in 2014 reflects the stability of national multifamily market fundamentals.
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

We have exposure primarily to the following types of institutional counterparties:

•
mortgage sellers and/or servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS and that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances;

•
credit guarantors that provide credit enhancements on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, financial guarantors, reinsurers and lenders with risk sharing arrangements;

•
custodial depository institutions that hold principal and interest payments for Fannie Mae portfolio loans and MBS certificateholders, as well as collateral posted by derivatives counterparties, mortgage sellers and mortgage servicers;

•	the financial institutions that issue the investments held in our cash and other investments portfolio;

•	derivatives counterparties;

•	mortgage originators, investors and dealers;

•	debt security dealers; and

•	document custodians.
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
Although the liquidity and financial condition of some of our institutional counterparties continued to improve in 2014, there is still significant risk to our business of defaults by these counterparties due to bankruptcy or receivership, lack of liquidity, insufficient capital, operational failure or other reasons.
In the event of a bankruptcy or receivership of one of our counterparties, we may be required to establish our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets causing a decline in their value. In addition, if we are unable to replace a defaulting counterparty that performs services that are critical to our business with another counterparty, it could adversely affect our ability to conduct our operations. See “Risk Factors” for further discussion of the risks to our business posed by our counterparties’ failure to fulfill their obligations to us.
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
We likely would incur costs and potential increases in servicing fees and could also face operational risks if we replace a mortgage servicer. If a mortgage servicer defaults, it could result in a temporary disruption in servicing and loss mitigation activities relating to the loans serviced by that mortgage servicer, particularly if there is a loss of experienced servicing personnel. We may also face challenges in transferring a large servicing portfolio.
Pursuant to FHFA’s 2014 conservatorship scorecard and at FHFA’s direction, we worked with both FHFA and Freddie Mac to develop a set of proposed new minimum financial eligibility requirements for approved single-family sellers and servicers. These newly proposed eligibility requirements align the minimum financial requirements for mortgage sellers and servicers to do business with Fannie Mae and Freddie Mac, and include net worth, capital ratio and liquidity criteria for our mortgage sellers and servicers. These proposed eligibility requirements were published on January 30, 2015 with a request for industry feedback. FHFA has indicated that it anticipates the proposed minimum financial requirements will be finalized in the second quarter of 2015, and will be effective six months after they are finalized.
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 46% of our single-family guaranty book of business as of December 31, 2014, compared with approximately 49% as of December 31, 2013. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 18% of our single-family guaranty book of business as of December 31, 2014, compared with approximately 19% as of December 31, 2013. As of December 31, 2014 and 2013, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 67% of our multifamily guaranty book of business as of December 31, 2014, compared with approximately 65% as of December 31, 2013. Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of December 31, 2014 and 2013. As of December 31, 2014, one additional mortgage servicer, Walker & Dunlop, LLC, serviced over 10% of our multifamily guaranty book of business.
We have seen an increasing shift in our servicing book from depository financial institution servicers to non-depository servicers. As of December 31, 2014, 13% of our total single-family guaranty book of business, including 32% of our delinquent single-family loans, were serviced by our three largest non-depository servicers, compared with 12% of our total single-family guaranty book of business, including 31% of our delinquent single-family loans, as of December 31, 2013. These three servicers’ growth in recent years is due to acquisitions from both depository and other non-depository servicers. The shift from depository to non-depository servicers poses additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, the rapid expansion of these servicers’ servicing portfolios results in increased operational risk, which could negatively impact their ability to effectively manage their servicing portfolios. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers. See “Risk Factors” for a discussion of the risks of our reliance on servicers.
Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, mortgage servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively. Many of our largest mortgage servicer counterparties continue to reevaluate the effectiveness of their process controls. Many mortgage servicers are also subject to federal and state regulatory actions and legal settlements that require the mortgage servicers to correct foreclosure process deficiencies and improve their servicing and foreclosure practices. This has contributed to extended foreclosure timelines and, therefore, additional holding costs for us, such as property taxes and insurance, repairs and maintenance, and valuation adjustments due to home price changes. See “Risk Factors” for a discussion of risks relating to the slow pace of foreclosures in some states.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 33% of our single-family business acquisition volume in 2014, compared with approximately 42% in 2013. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 12% of our single-family business acquisition volume in 2014, compared with approximately 20% in 2013. A number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders in recent years, resulting in a decline in our single-family mortgage seller concentration. As a result, we are acquiring a greater portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting eligibility breach. See “Risk Factors” for a discussion of the risks to our business due to changes in the mortgage industry.
Risk management steps we have taken or may take to mitigate our risk to mortgage sellers and servicers with whom we have significant counterparty exposure include guaranty of obligations by higher-rated entities, reduction or elimination of exposures, reduction or elimination of certain business activities, transfer of exposures to third parties, receipt of collateral and suspension or termination of the selling and servicing relationship.
We are exposed to the risk that a mortgage seller and servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced significant financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud. See “Risk Factors” for a discussion of the risks to our business as a result of mortgage fraud.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies. If the collateral property relating to such a loan has been foreclosed upon and we have accepted an offer from a third party to purchase the property, or if a loan is in the process of being liquidated or has been liquidated, we require the mortgage seller or servicer to reimburse us for our losses. We may consider additional facts and circumstances when determining whether to require a mortgage seller or servicer to reimburse us for our losses instead of repurchasing the related loan or foreclosed property. On an economic basis, we are made whole for our losses regardless of whether the mortgage seller or servicer repurchases the loan or reimburses us for our losses. We consider the anticipated benefits from these types of recoveries when we establish our allowance for loan losses. We refer to our demands that mortgage sellers and servicers meet these obligations collectively as repurchase requests. In addition, we charge our primary servicers compensatory fees for certain servicing violations to reimburse us for the related damages. Compensatory fees may be assessed for a variety of servicing violations, including, without limitation, delays in foreclosing, liquidating, reporting, processing claims or remitting funds.
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller or servicer, or a number of mortgage sellers or servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have an adverse effect on our results of operations or financial condition. As of December 31, 2014 and 2013, in estimating our allowance for loan losses, we assumed no benefit from repurchase demands due to us from mortgage sellers or servicers that, in our view, lacked the financial capacity to honor their contractual obligations. The unpaid principal balance of our outstanding repurchase requests was $1.0 billion as of December 31, 2014, compared with $1.5 billion as of December 31, 2013. For a discussion of our repurchase requests, see “Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards.”
As described in “Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Representation and Warranty Framework,” we implemented a new representation and warranty framework on January 1, 2013. Under the framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief.
Credit Guarantors
We use various types of credit guarantors to manage our single-family mortgage credit risk, including mortgage insurers, financial guarantors, reinsurers and lenders with risk sharing.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 49 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of December 31, 2014 and 2013. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments the counterparties are currently deferring based on direction of state regulators, referred to as their deferred payment obligation. Both our risk in force and our insurance in force increased in 2014 primarily due to the increase in our acquisition of loans with LTV ratios greater than 80%, which generally are required to carry mortgage insurance. As of December 31, 2014, approximately 1% of our total risk in force mortgage insurance coverage was pool insurance and approximately 2% of our total insurance in force mortgage insurance coverage was pool insurance. As of December 31, 2013, approximately 1% of our total risk in force mortgage insurance coverage was pool insurance and approximately 3% of our total insurance in force mortgage insurance coverage was pool insurance.

Table 49: Mortgage Insurance Coverage

	Risk in Force(1)		Insurance in Force(2)		Deferred
	As of December 31,		As of December 31,		Payment
	2014	2013	2014	2013	Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
United Guaranty Residential Insurance Co.	$25,018	$22,096	$96,906	$86,936
Radian Guaranty, Inc.	24,284	22,435	95,845	89,644
Mortgage Guaranty Insurance Corp.	22,184	21,000	86,069	82,823
Genworth Mortgage Insurance Corp.	15,477	14,602	61,408	58,475
Essent Guaranty, Inc.	6,637	4,394	27,679	17,748
Arch Mortgage Insurance Co.(6)	3,049	2,868	12,267	11,825
National Mortgage Insurance Corp.	468	109	6,286	5,142
Others	185	165	1,092	960
Total approved	97,302	87,669	387,552	353,553
Not approved:(5)
PMI Mortgage Insurance Co.(7)	5,895	7,123	23,655	29,034	33%
Republic Mortgage Insurance Co.(7)(8)	4,796	5,801	19,393	23,970	—	(8)
Triad Guaranty Insurance Corp.(7)	1,585	1,908	5,858	7,523	25%
Others	12	15	57	72
Total not approved	12,288	14,847	48,963	60,599
Total	$109,590	$102,516	$436,515	$414,152
Total as a percentage of single-family guaranty book of business	4%	4%	15%	14%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in the state of domicile as of December 31, 2014.

(4)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(5)	“Approved” mortgage insurers are counterparties approved to write new insurance with us. “Not approved” mortgage insurers are counterparties that are no longer approved to write new insurance with us.

(6)
In January 2014, we approved the acquisition of CMG Mortgage Insurance Company and its affiliates by Arch U.S. MI Holdings, Inc. CMG Mortgage Insurance Company has since changed its name to Arch Mortgage Insurance Company in Wisconsin, its state of domicile.

(7)	These mortgage insurers are under various forms of supervised control by their state regulators and are in run-off.

(8)
Effective July 1, 2014, the terms of RMIC’s order regarding its deferred payment arrangements changed to no longer defer payments on policyholder claims and to increase its cash payments to 100%. In addition, RMIC paid us amounts equivalent to its outstanding deferred payment obligations to bring payment on our claims to 100%.

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
On June 24, 2014, we announced the implementation of new mortgage insurance master primary policies. Loans delivered to us with application dates on or after October 1, 2014 that require primary mortgage insurance must be insured under one of the new policies. These policies provide the terms of coverage under which loans having LTV ratios greater than 80% are insured. These new master policies also provide specific timelines for mortgage insurers to review and pay claims, and include terms for when mortgage insurers must sunset certain rescission rights. Finalization of these new policies helped us meet one of our 2014 conservatorship scorecard goals.
On July 10, 2014, FHFA posted for public input proposed revisions by Fannie Mae and Freddie Mac to their eligibility standards for approved private mortgage insurers. The proposed standards include enhanced financial requirements, including risk-based and minimum asset standards, and are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. The proposed standards also set forth enhanced operational performance expectations and define remedial actions that may be imposed should an approved mortgage insurer fail to comply with the revised requirements. In addition, Fannie Mae and Freddie Mac have established a framework and timelines for existing approved mortgage insurers to come into compliance with the new standards while they continue to insure new business eligible for delivery to us. FHFA, along with Fannie Mae and Freddie Mac, are continuing to review the public input provided on the proposed revisions to the eligibility standards for approved private mortgage insurers.
Although the financial condition of our primary mortgage insurer counterparties currently approved to write new business continued to improve during 2014, there is still risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. In addition, as shown in “Table 49: Mortgage Insurance Coverage,” three of our top mortgage insurer counterparties—PMI, RMIC and Triad—are currently under various forms of supervised control by their state regulators and are in run-off, which increases the risk that these counterparties will pay claims only in part or fail to pay claims at all under existing insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of our mortgage insurer counterparties, or if we have already made that determination but our estimate of the shortfall increases, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth. See “Risk Factors” for a discussion of the risks to our business of claims under our mortgage insurance policies not being paid in full or at all, including the risks associated with our three mortgage insurance counterparties that are in run-off.
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
The following table displays the amount by which our estimated benefit from mortgage insurance as of December 31, 2014 and 2013 reduced our total loss reserves as of those dates.
Table 50: Estimated Mortgage Insurance Benefit

	As of December 31,
	2014	2013
	(Dollars in millions)
Contractual mortgage insurance benefit	$4,409	$6,751
Less: Collectibility adjustment(1)	290	431
Estimated benefit included in total loss reserves	$4,119	$6,320
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
During 2014, we experienced an improvement in the credit profile of our single-family book of business, which resulted in a decrease in the contractual benefit we expect to receive from mortgage insurers. Our remaining collectibility adjustment is primarily due to the two mortgage insurers who are currently deferring a percentage of their claim payments at the direction of state regulators. For loans that are collectively evaluated for impairment, we estimate the portion of our loss that we expect to recover from each of our mortgage insurance counterparties, the contractual mortgage insurance coverage, and an estimate of each counterparty’s resources available to pay claims to us. An analysis by our Counterparty Risk group determines whether, based on all the information available to us, any counterparty is considered probable to fail to meet their obligations in the next 30 months. This period is consistent with the amount of time over which claims related to losses incurred today are expected to be paid in the normal course of business. If this analysis finds a failure of a counterparty is probable, we then reserve for the shortfall between projected claims and estimated resources available to pay claims to us. For loans with delayed foreclosure timelines, where we expect the counterparty to meet its obligations beyond 30 months, we extend the time frame used to evaluate the mortgage insurer’s claims-paying ability to a long-term forecast and use that long-term expected claims-paying ability to determine the reserve amount, if any.
For loans that have been determined to be individually impaired and measured for impairment using a cash flow analysis, we calculate a net present value of the expected cash flows for each loan to determine the level of impairment, which is included in our allowance for loan losses. These expected cash flow projections include proceeds from mortgage insurance that are based on the expected ability of the counterparties to pay the claims as incurred through time, including those counterparties that are operating under deferred payment obligation arrangements. For loans that have been determined to be individually impaired and are deemed probable of foreclosure, the reserve is determined using the process for loans that are collectively evaluated for impairment; we expect these claims to be paid in the normal course of business.
As described above, our methodologies for individually and collectively impaired loans differ as required by GAAP, but both consider the ability of our counterparties to pay their obligations in a manner that is consistent with each impairment methodology. As the loans individually assessed for impairment using a cash flow analysis considers the life of the loan, we use the expected claims-paying ability of counterparties through time to adjust the loss severity in our estimates of future cash flows. As the loans collectively assessed for impairment look only to the probable payments we would receive associated with our probable losses, we use the noted shortfall, or haircut, to adjust the loss severity. For counterparties under deferred payment obligation arrangements, the estimated mortgage insurance benefits are determined based on the long-term claims-paying ability of each counterparty.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.4 billion recorded in “Other assets” in our consolidated balance sheets as of December 31, 2014 and $2.1 billion as of December 31, 2013 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $269 million as of December 31, 2014 and $402 million as of December 31, 2013 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $799 million as of December 31, 2014 and $655 million as of December 31, 2013. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2014 and 2013.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $4.6 billion and $5.6 billion as of December 31, 2014 and 2013. See “Note 16, Concentrations of Credit Risk—Financial Guarantors” for a further discussion of our exposure to financial guarantors.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $19.2 billion as of December 31, 2014 and $22.5 billion as of December 31, 2013.
Reinsurers
In December 2014, we executed a credit insurance risk transfer (“CIRT™”) transaction that shifted a portion of the credit risk on a reference pool of loans with an unpaid principal balance of approximately $6.4 billion to a panel of reinsurers. In this transaction, Fannie Mae retains risk on the initial $32 million of losses on the loans and then is covered for any additional losses up to approximately $193 million in excess of the losses retained by Fannie Mae. Loans with LTV ratios over 80 percent that are included in the reference pool are already covered by primary mortgage insurance. The CIRT transaction provides supplemental coverage for losses that exceed those covered by primary mortgage insurance. This transaction counted towards a 2014 conservatorship scorecard goal to complete a variety of credit risk sharing transactions. We anticipate we will enter into additional CIRT transactions in the future.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $8.9 billion as of December 31, 2014, compared with $10.7 billion as of December 31, 2013. As of December 31, 2014, 47% of our maximum potential loss recovery on single-family loans was from three lenders, compared with 52% as of December 31, 2013. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $41.7 billion as of December 31, 2014, compared with $39.4 billion as of

December 31, 2013. As of December 31, 2014 and 2013, 32% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 49% as of December 31, 2014, compared with 55% as of December 31, 2013. The recourse obligations from lender counterparties rated below investment grade was 23% as of December 31, 2014, compared with 21% as of December 31, 2013. The remaining recourse obligations were from lender counterparties that were not rated by rating agencies, which was 28% as of December 31, 2014, compared with 24% as of December 31, 2013. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted above in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of December 31, 2014, approximately 36% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 37% as of December 31, 2013. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $33.2 billion in deposits for single-family payments were received and held by 269 institutions during the month of December 2014 and a total of $34.6 billion in deposits for single-family payments were received and held by 284 institutions during the month of December 2013. Of these total deposits, 93% as of December 31, 2014, compared with 94% as of December 31, 2013, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 83% of these deposits as of December 31, 2014, compared with 86% as of December 31, 2013.
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of December 2014, approximately $2.4 billion, or 7%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $1.7 billion, or 5%, during the month of December 2013. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
As of December 31, 2014, our cash and other investments portfolio totaled $72.4 billion and included $19.5 billion of U.S. Treasury securities. As of December 31, 2013, our cash and other investments portfolio totaled $74.5 billion and included $16.3 billion of U.S. Treasury securities. As of December 31, 2014, we held a total of $2.0 billion short-term unsecured deposits with two financial institutions that had a short-term credit rating of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities, compared with $1.0 billion at one such institution as of December 31, 2013. The remaining amounts in our cash and other investment portfolio other than U.S. Treasury securities were primarily composed of securities purchased under agreements to resell or similar arrangements.
We monitor the credit risk position of our cash and other investments portfolio. If one of these counterparties fails to meet its obligations to us under the terms of the investments, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. Historically, our risk management derivative transactions have been made pursuant to bilateral contracts with a specific counterparty governed by the terms of an International Swaps and Derivatives Association Inc. master agreement. Pursuant to regulations implementing the Dodd-Frank Act that became effective June 10, 2013, we are required to submit certain categories of new interest rate swaps to a derivatives clearing organization. We refer to our derivative transactions made pursuant to bilateral contracts as our OTC derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions.
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
Our cleared derivative transactions are submitted to a derivatives clearing organization on our behalf through a clearing member of the organization. A contract accepted by a derivatives clearing organization is governed by the terms of the clearing organization’s rules and arrangements between us and the clearing member of the clearing organization. As a result, we are exposed to the institutional credit risk of both the derivatives clearing organization and the member who is acting on our behalf. We manage our credit exposure relating to our cleared derivative transactions through enforceable master netting arrangements. These arrangements allow us to net our exposure to cleared derivatives by clearing organization and by clearing member.
Our institutional credit risk exposure to derivatives clearing organizations and certain of their members will increase substantially in the future as cleared derivative contracts comprise a larger percentage of our derivative instruments. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists.
The fair value of derivatives in a gain position is included in our consolidated balance sheets in “Other assets.” Table 51 below displays our credit exposure on outstanding risk management derivative instruments in a gain position.
Table 51: Credit Loss Exposure of Risk Management Derivative Instruments

	As of December 31,
	2014				2013
	OTC	Cleared	Other(1)	Total	OTC	Cleared	Other(1)	Total
	(Dollars in millions)
Credit loss exposure(2)	$267	$1	$27	$295	$1,087	$1,475	$28	$2,590
Less: Collateral held(3)	267	1	—	268	1,038	1,382	—	2,420
Exposure net of collateral	$—	$—	$27	$27	$49	$93	$28	$170
__________

(1)	Primarily consists of mortgage insurance contracts accounted for as derivatives.

(2)
Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. Credit loss exposure for cleared derivative transactions as of December 31, 2013 does not reflect netting of derivative assets and liabilities where we have enforceable master netting arrangements.

(3)
Represents cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty arrangements to ensure recovery of any loss through the disposition of the collateral.

As of December 31, 2014 and 2013, we had sixteen counterparties with whom we may transact OTC derivatives transactions, all of which had enforceable master netting arrangements. We had outstanding notional amounts with all these counterparties and the highest concentration by our total outstanding notional amount was approximately 11% as of December 31, 2014 and 14% as of December 31, 2013.
See “Note 9, Derivative Instruments” and “Note 17, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2014 and 2013.
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
Debt Security Dealers
The credit risk associated with dealers that commit to place our debt securities is that they will fail to honor their contracts to take delivery of the debt, which could result in delayed issuance of the debt through another dealer. We manage these risks by establishing approval standards, monitoring our exposure positions and monitoring changes in the credit quality of dealers.
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
Other
We filed claims as a creditor in the bankruptcy case of Lehman Brothers, which filed for bankruptcy in September 2008. In January 2014, we resolved our outstanding unsecured bankruptcy claims against Lehman Brothers for an allowed amount of $2.15 billion. As of December 31, 2014, we had received distributions totaling $634 million pursuant to the Lehman Brothers plan of reorganization, representing approximately 29% of the allowed amount. We may receive additional distributions in the future, but under the terms of the Lehman Brothers plan of reorganization, we expect that the total amount we will receive will constitute only a portion of the $2.15 billion allowed amount. Due to the uncertainty of future payments, we recognize income in our consolidated statement of operations related to these claims upon notification of a claim payout.
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
Interest Rate Sensitivity to Changes in Interest Rate Level and Slope of Yield Curve
Pursuant to a disclosure commitment with FHFA, we disclose on a monthly basis the estimated adverse impact on the fair value of our net portfolio that would result from the following hypothetical situations:

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

Results of Interest Rate Sensitivity Measures
The interest rate risk measures discussed below exclude the impact of changes in the fair value of our guaranty assets and liabilities resulting from changes in interest rates. We exclude our guaranty business from these sensitivity measures based on our current assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments.
Table 52 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. In addition, the table also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended December 31, 2014 and 2013.
The sensitivity measures displayed in Table 52, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 52: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of December 31,(2)
	2014	2013
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.4	$0.1
-50 basis points	0.1	0.0
+50 basis points	(0.1)	(0.1)
+100 basis points	(0.1)	(0.5)
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	(0.0)	0.0

	For the Three Months Ended December 31, 2014(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.1	$0.1	$0.0
Minimum	(0.3)	0.0	—
Maximum	0.5	0.1	0.1
Standard deviation	0.2	0.0	0.0

	For the Three Months Ended December 31, 2013(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.2)	$0.0	$0.2
Minimum	(0.6)	0.0	0.1
Maximum	0.3	0.1	0.2
Standard deviation	0.2	0.0	0.0
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.

The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. The average duration gap was 0.1 months for the last three months of 2014, which is consistent with the average duration gap for the last three months of 2013. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, convexity risk was the primary driver of the market value sensitivity of our net portfolio in those periods.
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

Table 53: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of December 31,
	2014	2013
	(Dollars in billions)
Before derivatives	$(1.9)	$(0.3)
After derivatives	(0.1)	(0.1)
Effect of derivatives	1.8	0.1
__________

(1)	Measured on the last day of each period presented.
Liquidity Risk Management
See “Liquidity and Capital Management—Liquidity Management” for a discussion on how we manage liquidity risk.
Operational Risk Management
Operational risk is the risk resulting from a failure in our operational systems or infrastructure, or those of third parties, including as a result of cyber attacks, that could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation. Our operations rely on the secure processing, storage and transmission of confidential or personal information that is subject to privacy laws, regulations or customer-imposed controls. Information security risks for large institutions like us have significantly increased in recent years and from time to time we have been, and likely will continue to be, the target of attempted cyber attacks and other information security breaches. We take measures to protect the security of our computer systems, software and networks. These risks are an unavoidable result of being in business, and managing these risks is part of our business activities. We continue to enhance our risk-conscious culture, in which all employees are expected to identify, discuss, manage and remediate potential and actual operational risk. To date, we have not experienced any material losses relating to cyber attacks or other information security breaches. See “Risk Factors” for additional discussion of cybersecurity risks to our business.
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
Management of Business Resiliency
Our business resiliency program is designed to provide reasonable assurance for continuity of critical business operations in the event of disruptions caused by the loss of facilities, technology or personnel. We recently built an out-of-region data center for disaster recovery in order to increase the geographic diversity of our business continuity plans. This data center became operational in the fourth quarter of 2014. Despite the planning, testing and preparation of back up venues that we engage in, a catastrophic event may still result in a significant business disruption and financial losses. See “Risk Factors” for a discussion of the risks to our business relating to a catastrophic event that could disrupt our business.

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

“Connecticut Avenue Securities” refers to a type of debt structure that allows Fannie Mae to transfer a portion of the credit risk from loan reference pools, consisting of certain single-family mortgage loans in our single-family guaranty book of business in our consolidated balance sheets, to third-party investors.
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
“HARP loans” refer to loans we have acquired through the Obama Administration’s Home Affordable Refinance Program® (“HARP®”), which allows eligible Fannie Mae borrowers with high LTV ratio loans to refinance into more sustainable loans.
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
“Option-adjusted spread” refers to the incremental expected return between a security, loan or derivative contract and a benchmark yield curve (typically, U.S. Treasury securities, LIBOR and swaps or agency debt securities). The option-adjusted spread provides explicit consideration of the variability in the security’s cash flows across multiple interest rate scenarios resulting from any options embedded in the security, such as prepayment options. For example, the option-adjusted spread of a mortgage that can be prepaid by the homeowner without penalty is typically lower than a nominal yield spread to the same benchmark because the option-adjusted spread reflects the exercise of the prepayment option by the homeowner, which lowers the expected return of the mortgage investor. In other words, option-adjusted spread for mortgage loans is a risk-

adjusted spread after consideration of the prepayment risk in mortgage loans. The market convention for mortgages is typically to quote their option-adjusted spread to swaps. The option-adjusted spread of our debt and derivative instruments are also frequently quoted to swaps. The option-adjusted spread of our net mortgage assets is therefore the combination of these two spreads to swaps and is the option-adjusted spread between our assets and our funding and hedging instruments.
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
“Recorded investment for held-for-investment loans” refers to loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable.
“Refi Plus Loans” refers to loans we acquire under our Refi PlusTM initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Refi Plus has no limits on maximum LTV ratio and provides mortgage insurance flexibilities for loans with LTV ratios greater than 80%.
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
“Severity rate” or “loss severity rate” refers to a measure of the amounts that will not be recovered in the event a loan defaults. Severity rates generally reflect charge-offs as a percentage of unpaid principal balance. Additional items may be taken into account in calculating severity rates. For example, the numerator may reflect items such as foreclosed property expenses, taxes and insurance, and expected recoveries from mortgage insurance, while the denominator may reflect items such as purchased interest, basis, and selling costs.
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
“Structured Fannie Mae MBS” refers to Fannie Mae MBS that are resecuritizations of other Fannie Mae MBS.
“Subprime mortgage loan” generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans were typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. We classify certain loans as subprime so that we can discuss our exposure to subprime loans in this Form 10-K and elsewhere. However, there is no universally accepted definition of subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if and only if the loans were originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We have loans with some features that are similar to subprime mortgage loans that we have not classified as subprime because they do not meet our classification criteria. We do not rely solely on our classifications of loans as subprime to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. We are not currently acquiring newly originated subprime loans, although we are acquiring refinancings of existing Fannie Mae subprime loans in connection with our Refi Plus initiative. Unlike the loans they replace, these refinancings are not included in our reported subprime loans because they do not meet our classification criteria for subprime loans. We have classified private-label mortgage-related securities held in our retained mortgage portfolio as subprime if the securities were labeled as such when issued. For more information on the subprime securities in our mortgage credit book of business, see “Note 5, Investments in Securities.”
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2014, the end of the period covered by this report. As a result of management’s evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2014 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2014 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2014 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published an updated Internal Control-Integrated Framework and related illustrative documents. This updated 2013 framework superseded COSO’s previous 1992 framework effective December 15, 2014. We adopted the 2013 framework in December 2014. Accordingly, in making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, management used the criteria established in the 2013 framework.
Management’s assessment of our internal control over financial reporting as of December 31, 2014 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014. This report is included below.
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
Management has determined that we continued to have the following material weakness as of December 31, 2014 and as of the date of filing this report:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2014 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.

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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2014 Form 10-K, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the 2014 Form 10-K, and it was not aware of any material misstatements or omissions in the 2014 Form 10-K and had no objection to our filing the 2014 Form 10-K.

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

In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2014 have been prepared in conformity with GAAP.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since September 30, 2014 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•
Disclosure Controls and Procedures—The Company’s disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency that is needed to meet their disclosure obligations under the federal securities laws as they relate to financial reporting.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and our report dated February 20, 2015, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 20, 2015

Item 9B.  Other Information
In September 2014, Terence W. Edwards, our Executive Vice President and Chief Operating Officer, notified us that he plans to leave the company during the first half of 2015. On February 18, 2015, Mr. Edwards notified us that his departure will be effective on April 10, 2015.
Our Board of Directors approved a change to the retirement provisions for our executive compensation program for 2015 and future years. See “Executive Compensation—Compensation Discussion and Analysis—Retirement Provisions for the 2015 Executive Compensation Program,” which is incorporated herein by reference, for a description of this change.

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
As discussed in more detail below under “Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors,” FHFA, as conservator, appointed an initial group of directors to our Board following our entry into conservatorship, delegated to the Board certain authority, including the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. The Nominating & Corporate Governance Committee evaluates the qualifications of individual directors on an annual basis. In its assessment of current directors and evaluation of potential candidates for director, the Nominating & Corporate Governance Committee considers, among other things, whether the Board as a whole possesses meaningful experience, qualifications and skills in the following subject areas: business; finance; capital markets; accounting; risk management; public policy; mortgage lending, real estate, low-income housing and/or homebuilding; technology; and the regulation of financial institutions. See “Corporate Governance—Composition of Board of Directors” below for further information on the factors the Nominating & Corporate Governance Committee considers in evaluating and selecting board members.
Amy E. Alving, 52, served as Chief Technology Officer and Senior Vice President at Science Applications International Corporation (“SAIC”), an engineering and technology applications company, from December 2007 to September 2013. Dr. Alving’s prior positions include director of the Special Projects Office at the Defense Advanced Research Projects Agency, White House Fellow, and tenured faculty member at the University of Minnesota. Dr. Alving is currently a member of the Board of Directors of Pall Corporation, where she serves as a member of the Audit Committee and the Nominating/Governance Committee. In addition, she is a member of the Defense Science Board. Dr. Alving has been a Fannie Mae director since October 2013. Dr. Alving serves as a member of the Nominating & Corporate Governance Committee, the Risk Policy & Capital Committee and the Strategic Initiatives Committee.
The Nominating & Corporate Governance Committee concluded that Dr. Alving should serve as a director due to her extensive experience in business, risk management, public policy matters and technology, which she gained in the positions described above.
William Thomas Forrester, 66, served as Chief Financial Officer of The Progressive Corporation from 1999 until his retirement in March 2007, and he served in a variety of senior financial and operating positions with Progressive prior to that time. Prior to joining The Progressive Corporation in 1984, Mr. Forrester was with Price Waterhouse LLP, a major public accounting firm, from 1976 to 1984. Mr. Forrester was previously a member of the Board of Directors of Alterra Capital Holdings Limited, from May 2010 to May 2013, where he served on the Audit and Risk Management Committee and the Underwriting Committee. He previously was also a member of the Board of Directors of The Navigators Group, Inc. from December 2006 to May 2012, where he served as Chair of the Audit Committee and also as a member of the Finance and Compensation Committees. Mr. Forrester has been a Fannie Mae director since December 2008. Mr. Forrester serves as Chair of the Audit Committee and is also a member of the Risk Policy & Capital Committee, the Strategic Initiatives Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Forrester should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.

Brenda J. Gaines, 65, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. Ms. Gaines also has over 12 years of experience with the Department of Housing and Urban Development, including serving as Deputy Regional Administrator from 1980 to 1981. Ms. Gaines is currently a member of the Board of Directors of AGL Resources Inc., where she serves as a member of both the Audit Committee and the Nominating, Governance and Corporate Responsibility Committee, and Tenet Healthcare Corporation, where she serves as a member of both the Compensation Committee and the Quality, Compliance & Ethics Committee. She previously was a member of the Board of Directors of NICOR, Inc. from April 2006 to December 2011, where she served on the Corporate Governance Committee, and Office Depot, Inc. from February 2002 to August 2013, where she served as a member of both the Audit Committee and the Corporate Governance and Nominating Committee. Ms. Gaines initially became a Fannie Mae director in September 2006, before we were put into conservatorship, and FHFA appointed Ms. Gaines to Fannie Mae’s Board in December 2008. Ms. Gaines serves as Chair of the Compensation Committee and is also a member of the Audit Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Ms. Gaines should continue to serve as a director due to her extensive experience in business, finance, accounting, risk management, public policy matters, real estate, low-income housing and the regulation of financial institutions, which she gained in the positions described above.
Charlynn Goins, 72, is an attorney. Ms. Goins served as the Chairperson of the New York Community Trust from 2009 to 2014, and she remains on its Board as Chairperson Emerita. Ms. Goins previously served as a director of AXA Financial Inc. from September 2006 to December 2012, where she served as a member of the Organization and Compensation Committee. Ms. Goins served as Chairperson of the Board of Directors of New York City Health and Hospitals Corporation, from June 2004 to October 2008. She also served on the Board of Trustees of The Mainstay Funds, New York Life Insurance Company’s retail family of funds, from June 2001 through July 2006 and on the Board of Directors of The Community’s Bank from February 2001 through June 2004. Ms. Goins was a Senior Vice President of Prudential Financial, Inc. (formerly, Prudential Securities, Inc.) from 1990 to 1997. Ms. Goins has been a Fannie Mae director since December 2008. Ms. Goins serves as Chair of the Nominating & Corporate Governance Committee and is also a member of the Strategic Initiatives Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Ms. Goins should continue to serve as a director due to her extensive experience in business, finance, public policy matters and the regulation of financial institutions, which she gained in the positions described above.
Frederick B. “Bart” Harvey III, 65, retired in March 2008 from his role as chairman of the Board of Trustees of Enterprise Community Partners and Enterprise Community Investment, providers of development capital and technical expertise to create affordable housing and rebuild communities. Enterprise is a national non-profit that raises funds from the private sector to finance homes primarily for low and very low income people. Enterprise has also pioneered “green” affordable housing with its EnterpriseGreen Communities initiative. Mr. Harvey was Enterprise’s chief executive officer from 1993 to 2007. He joined Enterprise in 1984, and a year later became vice chairman. Before joining Enterprise, Mr. Harvey served for 10 years in various domestic and international positions with Dean Witter Reynolds (now Morgan Stanley), leaving as Managing Director of Corporate Finance. Mr. Harvey was a member of the Board of Directors of the Federal Home Loan Bank of Atlanta from 1996 to 1999, a director of the National Housing Trust from 1990 to 2008, and also served as an executive committee member of the National Housing Conference from 1999 to 2008. Mr. Harvey initially became a Fannie Mae director in August 2008, before we were put into conservatorship, and FHFA appointed Mr. Harvey to Fannie Mae’s Board in December 2008. Mr. Harvey serves as a member of the Nominating & Corporate Governance Committee and the Risk Policy & Capital Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Harvey should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management, public policy matters, real estate, low-income housing and homebuilding, which he gained in the positions described above.
Robert H. Herz, 61, serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He previously served as a senior advisor to and as a member of the Advisory Board of Workiva Inc. (formerly WebFilings LLC), a provider of financial reporting software, from February 2011 to December 2014. From July 2002 to September 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from January 2001 to June 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. He serves on the Accounting Standards Oversight

Council of Canada, as a member of the Standing Advisory Group of the Public Company Accounting Oversight Board, as a member of the Board of Directors of the Sustainability Accounting Standards Board, on the Leadership Board of the Manchester Business School in England, on the Advisory Council of AccountAbility, as Trustee of the Kessler Foundation and as an executive in residence at the Columbia Business School. Mr. Herz is currently a member of the Board of Directors of Morgan Stanley, where he serves as Chair of the Audit Committee, and he is a member of the Board of Directors of Workiva Inc. Mr. Herz has been a Fannie Mae director since June 2011. Mr. Herz serves as a member of the Audit Committee and the Nominating & Corporate Governance Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Herz should continue to serve as a director due to his extensive experience in accounting, business, finance, capital markets, risk management and the regulation of financial institutions, which he gained in the positions described above.
Timothy J. Mayopoulos, 55, has been President and Chief Executive Officer of Fannie Mae since June 2012. He previously served as Fannie Mae’s Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary from September 2010 to June 2012, and as Fannie Mae’s Executive Vice President, General Counsel and Corporate Secretary from April 2009 to September 2010. Before joining Fannie Mae, Mr. Mayopoulos was Executive Vice President and General Counsel of Bank of America Corporation from January 2004 to December 2008. He was Managing Director and General Counsel, Americas of Deutsche Bank AG’s Corporate and Investment Bank from January 2002 to January 2004. He was Managing Director and Senior Deputy General Counsel, Americas of Credit Suisse First Boston from November 2000 to May 2001, and Managing Director and Associate General Counsel of Donaldson, Lufkin & Jenrette, Inc. from May 1996 to November 2000. Mr. Mayopoulos was previously in private law practice at Davis Polk & Wardwell and served in the Office of the Independent Counsel during the Whitewater investigation. Mr. Mayopoulos is currently a member of the Board of Directors of Science Applications International Corporation (“SAIC”), where he serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Mayopoulos has been a Fannie Mae director since June 2012. He is a member of the Executive Committee.
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
Diane C. Nordin, 56, served as a partner of Wellington Management Company, LLP, a private asset management company, from December 1995 to December 2011, and originally joined Wellington in 1991. She served in many global leadership roles at Wellington, most notably as head of Fixed Income, Vice Chair of the Compensation Committee and Audit Chair of the Wellington Management Trust Company. Ms. Nordin spent over three decades in the investment business, having previously been employed by Fidelity Investments and Putnam Investments. Ms. Nordin is a Chartered Financial Analyst. Following her retirement from the asset management industry, Ms. Nordin served as an Advanced Leadership Initiative Fellow at Harvard University from December 2011 to December 2012. Ms. Nordin currently serves as a Trustee of Wheaton College, where she is an Executive Committee and Audit Committee member and Chair of the Investment Committee. She is also a Director of the Appalachian Mountain Club, where she is Chair of the Investment and Audit Committees, and a Foundation Board Member of the Massachusetts College of Art and Design. Ms. Nordin has been a Fannie Mae director since November 2013. Ms. Nordin serves as a member of the Audit Committee and the Compensation Committee.
The Nominating & Corporate Governance Committee concluded that Ms. Nordin should serve as a director due to her extensive experience in business, finance, capital markets, mortgage securities investment and regulation of financial institutions, which she gained in the positions described above.
Egbert L. J. Perry, 59, is the Chairman and Chief Executive Officer of The Integral Group LLC. Founded in 1993 by Mr. Perry, Integral is a real estate development, advisory and investment management company based in Atlanta. Mr. Perry has over 35 years of experience as a real estate professional, including work in urban development, developing and investing in mixed-income, mixed-use communities, affordable/work force housing and commercial real estate projects in markets across the country. Mr. Perry currently serves as Chair of the Advisory Board of the Penn Institute for Urban Research and as a long-time trustee of the University of Pennsylvania. Mr. Perry also served from 2002 through 2008 as a director of the Federal Reserve Bank of Atlanta. Mr. Perry has been a Fannie Mae director since December 2008 and Chairman of Fannie Mae’s Board since March 2014. Mr. Perry is Chair of the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Perry should continue to serve as a director due to his extensive experience in business, finance, accounting, risk management, real estate, low-income housing and homebuilding, which he gained in the positions described above.

Jonathan Plutzik, 60, has served as Chairman of Betsy Ross Investors, LLC since August 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. since January 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from June 2002 to December 2005. Before that, he served from 1978 to June 2002 in various positions with Credit Suisse First Boston, retiring in June 2002 from his role as Vice Chairman. Mr. Plutzik has been a Fannie Mae director since November 2009. Mr. Plutzik is Chair of the Strategic Initiatives Committee and is a member of the Compensation Committee, the Executive Committee and the Risk Policy & Capital Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Plutzik should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management, mortgage lending and the regulation of financial institutions, which he gained in the positions described above.
David H. Sidwell, 61, served as Executive Vice President and Chief Financial Officer of Morgan Stanley from March 2004 to October 2007, when he retired. From 1984 to March 2004, Mr. Sidwell worked for JPMorgan Chase & Co. in a variety of financial and operating positions, most recently as Chief Financial Officer of JPMorgan Chase’s investment bank from January 2000 to March 2004. Prior to joining JP Morgan in 1984, Mr. Sidwell was with Price Waterhouse LLP, a major public accounting firm, from 1975 to 1984. Mr. Sidwell is currently a member of the Board of Directors and Senior Independent Director of UBS AG, where he serves as Chair of the Risk Committee and a member of the Governance & Nominating Committee. He is also a member of the Board of Directors of Ace Limited, where he serves as a member of the Audit Committee. He previously was a member of the Board of Directors of MSCI Inc. from November 2007 through September 2008, where he served as Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Sidwell served as a Trustee of the International Accounting Standards Committee Foundation from January 2007 until his term ended in December 2012. Mr. Sidwell has been a Fannie Mae director since December 2008. Mr. Sidwell is Chair of the Risk Policy & Capital Committee and a member of the Compensation Committee and the Executive Committee.
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
In November 2008, FHFA, as conservator, reconstituted our Board of Directors and directed us regarding the function and authorities of the Board of Directors. FHFA delegated to our Board of Directors and management the authority to conduct our day-to-day operations, subject to the direction of the conservator. FHFA’s delegation of authority to the Board became effective in December 2008, when FHFA appointed nine Board members to serve in addition to the Board Chairman, who was appointed by FHFA in September 2008. Pursuant to FHFA’s delegation of authority to the Board, the Board is responsible for carrying out normal Board functions, but is required to ensure that management has obtained the review and approval of FHFA as conservator before taking action in the areas described below. The delegation of authority will remain in effect until modified or rescinded by the conservator. The conservatorship has no specified termination date. The directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors have no fiduciary duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.
In connection with FHFA’s delegation of authority to the Board, in November 2008, FHFA instructed the Board to consult with and obtain FHFA’s approval before taking action in certain specified areas. In November 2012, FHFA revised and replaced these prior instructions to the Board. Pursuant to the 2012 instructions, FHFA increased the number of matters that require conservator approval before we may take action. Since 2012, FHFA has slightly modified the 2012 instructions. As modified, FHFA’s 2012 instructions require the Board to oversee that management consult with and obtain the written approval of the conservator before taking action in the following areas:

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
Audit Committee Membership
Our Board has a standing Audit Committee consisting of Mr. Forrester, who is the Chair, Ms. Gaines, Mr. Herz and Ms. Nordin, all of whom are independent under the requirements of independence set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Forrester, Ms. Gaines, Mr. Herz and Ms. Nordin each have the requisite experience to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
Executive Sessions
Our non-management directors meet regularly in executive sessions without management present. Our Board of Directors reserves time for executive sessions at every regularly scheduled Board meeting. The non-executive Chairman of the Board, Mr. Perry, presides over these sessions.
Communications with Directors or the Audit Committee
Interested parties wishing to communicate any concerns or questions about Fannie Mae to the non-executive Chairman of the Board or to our non-management directors individually or as a group may do so by electronic mail addressed to “board@fanniemae.com,” or by U.S. mail addressed to Board of Directors, c/o Office of the Corporate Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue NW, Washington, DC 20016-2892. Communications may be addressed to a specific director or directors, including Mr. Perry, the Chairman of the Board, or to groups of directors, such as the independent or non-management directors.
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

Director Nominations; Shareholder Proposals
During the conservatorship, FHFA, as conservator, has all powers of the shareholders and Board of Directors of Fannie Mae. As a result, under the GSE Act, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of shareholders in 2015. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”

EXECUTIVE OFFICERS
Our current executive officers who are not also members of the Board of Directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.
David C. Benson, 55, has been Executive Vice President and Chief Financial Officer since April 2013. Mr. Benson previously served as Executive Vice President—Capital Markets, Securitization & Corporate Strategy from September 2012 to April 2013 and as Executive Vice President—Capital Markets from April 2009 to September 2012. He also served as Treasurer from June 2010 to January 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from August 2008 to April 2009, as Fannie Mae’s Senior Vice President and Treasurer from March 2006 to August 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from June 2002 to February 2006. Prior to joining Fannie Mae in 2002, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.
Pascal Boillat, 48, has been Senior Vice President and Head of Operations and Technology since August 2012 and began acting as Head of Operations and Technology in July 2012. Mr. Boillat previously served as Fannie Mae’s Senior Vice President and Chief Information Officer from October 2009 to July 2012. Prior to joining Fannie Mae, Mr. Boillat was Managing Director of Operations Technology at Citigroup from September 2004 to October 2009.
Andrew J. Bon Salle, 49, has been Executive Vice President—Single-Family Business since December 2014. Prior to that time, he served as Executive Vice President—Single-Family Underwriting, Pricing, and Capital Markets, from April 2013 to December 2014. Mr. Bon Salle previously served as Fannie Mae’s Senior Vice President and Head of Underwriting and Pricing from May 2011 to April 2013, Senior Vice President—Capital Markets from March 2006 to May 2011, and as Fannie Mae’s Vice President—Portfolio Management from November 2000 to February 2006. Mr. Bon Salle held the positions of Director, Finance from December 1996 to November 2000 and of Manager, Early Funding Programs from March 1994 to December 1996. Mr. Bon Salle joined Fannie Mae in September 1992 as a senior capital markets analyst.
Brian P. Brooks, 45, has been Executive Vice President, General Counsel and Corporate Secretary since November 2014. Prior to joining Fannie Mae, Mr. Brooks was Vice Chairman of OneWest Bank N.A., from May 2011 to November 2014, where he served as chief legal officer. Previously, Mr. Brooks was a partner at the law firm of O’Melveny & Myers LLP, where he served from February 2008 through January 2011 as managing partner of the Washington, D.C. office and from February 2010 through April 2011 as group leader of the firm’s financial services practice.
Joy C. Cianci, 52, has been Senior Vice President of Credit Portfolio Management since September 2014. Ms. Cianci has served in various roles at Fannie Mae for over 20 years. She served as Senior Vice President—Making Home Affordable and Foreclosure Prevention from September 2012 to September 2014 and as Senior Vice President—Making Home Affordable from June 2010 to September 2012. Ms. Cianci was Senior Vice President—Giving and Community Outreach from December 2009 to June 2010, having previously served as Vice President in Fannie Mae’s Office of Community & Charitable Giving, from July 2007 to December 2009, and as Vice President in Fannie Mae’s Housing and Community Development division, from April 2006 to July 2007. Ms. Cianci served as Vice President in various roles in our Single-Family division and in our former eBusiness division, from January 2004 to April 2006. Prior to that time, she served as a Director in our eBusiness division and in our Legal Division. Ms. Cianci joined Fannie Mae in June 1993 as counsel.
Terence W. Edwards, 59, has been Executive Vice President and Chief Operating Officer since September 2013, responsible most recently for oversight of various strategic initiatives and for work in connection with the common securitization platform. Mr. Edwards has notified us that he plans to leave the company in April 2015. Prior to September 2014, when he first notified us of his plans to leave the company, Mr. Edwards was also responsible for Fannie Mae’s credit portfolio management organization and for overseeing Fannie Mae’s work in developing and integrating to a common securitization platform. Mr. Edwards served as Fannie Mae’s Executive Vice President—Credit Portfolio Management from September 2009, when he joined Fannie Mae, to September 2013. Prior to joining Fannie Mae, Mr. Edwards served as the President and

Chief Executive Officer of PHH Corporation, a leading outsource provider of mortgage and fleet management services, from January 2005 to June 2009. Mr. Edwards was also a member of the Board of Directors of PHH Corporation during that time. Prior to PHH Corporation’s spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) in January 2005, Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (now known as PHH Mortgage Corporation), a subsidiary of Cendant Corporation, beginning in February 1996. Mr. Edwards had previously served in other executive roles at PHH Corporation, which he joined in 1980.
Jeffery R. Hayward, 59, Executive Vice President and Head of Multifamily, has served as Head of Multifamily since January 2012, first as Senior Vice President and, since December 2014, as Executive Vice President. Mr. Hayward has served in various roles at Fannie Mae for over 25 years. He previously served as Fannie Mae’s Senior Vice President—National Servicing Organization from April 2010 to January 2012. He also served as Senior Vice President of Community Lending in Fannie Mae’s Multifamily division from May 2004 to April 2010. Prior to that time, Mr. Hayward served as both a Senior Vice President and a Vice President in Fannie Mae’s Single-Family division, including as Senior Vice President in the National Business Center from November 2001 to May 2004, as Vice President for Single-Family Business Strategy from November 1999 to November 2001, as Vice President for Asset Management Services from August 1998 to November 1999 and as Vice President for Quality Control and Operations from January 1996 to August 1998. Mr. Hayward also served as Vice President for Risk Management from June 1993 to January 1996. Before that, he served as Director, Loan Acquisition from October 1992 to June 1993, as Director, Marketing from December 1989 to September 1992, and as Senior Negotiator from July 1988 to December 1989. Mr. Hayward joined the company in April 1987 as a senior MBS representative.
John R. Nichols, 52, has been Executive Vice President and Chief Risk Officer since August 2011. Mr. Nichols previously served as Fannie Mae’s Senior Vice President and Interim Chief Risk Officer from March 2011 to August 2011. He also served as Fannie Mae’s Senior Vice President and Capital Markets Chief Risk Officer from November 2010 to June 2011. Prior to joining Fannie Mae, Mr. Nichols was Managing Director of BlackRock from February 2005 to October 2010.
Zachary Oppenheimer, 55, has been Senior Vice President and Head of Customer Engagement since May 2011. Mr. Oppenheimer previously served as Fannie Mae’s Senior Vice President and Chief Acquisition Officer from August 2009 to May 2011, and as Senior Vice President, Single-Family Mortgage Business from November 1998 through August 2009. Mr. Oppenheimer was Vice President of Marketing from April 1991 through November 1998. He held the positions of Director, Sales and Marketing from June 1988 to April 1991, of Director, MBS from May 1987 to June 1988, of MBS Manager from August 1985 to May 1987, and of Senior Sales Representative from October 1984 to August 1985. Mr. Oppenheimer joined Fannie Mae in August 1983 as an associate quality control representative.
Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office, whichever occurs first.
Section 16(a) Beneficial Ownership Reporting Compliance
Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2014 or with respect to 2014 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2014.
Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Named Executives for 2014
This Compensation Discussion and Analysis focuses on compensation decisions relating to our Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers during 2014. We refer to these individuals as our named executives. For 2014, our named executives were:

•	Timothy J. Mayopoulos, President and Chief Executive Officer;

•	David C. Benson, Executive Vice President and Chief Financial Officer;

•	Andrew J. Bon Salle, Executive Vice President—Single-Family Business;

•	Terence W. Edwards, Executive Vice President and Chief Operating Officer; and

•	John R. Nichols, Executive Vice President and Chief Risk Officer.

This Compensation Discussion and Analysis describes our executive compensation program that was in effect for 2014. A change to our executive compensation program effective for 2015 is described under “Retirement Provisions for the 2015 Executive Compensation Program.”
Executive Summary
Due to our conservatorship status and other legal requirements discussed under “Chief Executive Officer Compensation and 2014 Executive Compensation Program—Impact of Conservatorship and Other Legal Requirements,” FHFA, our conservator and regulator, has significant oversight and approval rights over our executive compensation arrangements and determinations. In March 2012, FHFA announced and directed us to implement a compensation program for our named executives, which it developed in consultation with Treasury. We refer to our compensation arrangements for 2014 with our named executives other than our Chief Executive Officer as the “2014 executive compensation program.” Our 2014 compensation arrangements are based upon the structure of our compensation program that FHFA announced in March 2012, which included the following features:

•
Compensation for the Chief Executive Officer was sharply reduced from historical levels. Since January 1, 2013, our Chief Executive Officer’s total target direct compensation has consisted solely of a base salary of $600,000.

•
Named executives other than our Chief Executive Officer receive two principal elements of compensation: base salary and deferred salary. These elements are described under “Chief Executive Officer Compensation and 2014 Executive Compensation Program—Elements of 2014 Executive Compensation Program—Direct Compensation.” Base salary is paid on a bi-weekly basis, and deferred salary is paid on a quarterly basis after a one-year deferral. There are two components to deferred salary: a fixed portion that is subject to reduction if an executive leaves the company within one year following the end of the performance year, and an at-risk portion. One half of the at-risk portion is subject to reduction based on corporate performance against goals for 2014 set by the conservator, referred to as the 2014 conservatorship scorecard, and the other half of the at-risk portion is subject to reduction based on individual performance, taking into account corporate performance against goals established by the Board of Directors, referred to as the 2014 Board of Directors’ goals.

•	Named executives do not receive bonuses or any form of equity or performance-based long-term incentives as a component of annual compensation.
While reducing pay levels to conserve taxpayer resources was an important objective of FHFA’s redesign of our executive compensation program in 2012, we and FHFA understand that this objective must be balanced against our need to attract and retain able and experienced executives to prudently manage our $3.1 trillion book of business and enable the company to be an effective steward of taxpayer resources. Under the leadership of our experienced executives, including our named executives, the company achieved net income of $14.2 billion in 2014. The company completed all of the corporate goals in the 2014 conservatorship scorecard within its control, and in January 2015 FHFA determined that the portion of 2014 at-risk deferred salary subject to performance against these goals would be paid at 100% of target. The goals in the 2014 conservatorship scorecard related to the following objectives:

•
Maintain in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets;

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market; and

•
Build a new single-family securitization infrastructure for use by Fannie Mae and Freddie Mac (the “Enterprises”) that is also adaptable for use by other participants in the secondary market in the future.

The company also completed in all material respects the 2014 Board of Directors’ goals. Based on its assessment of the company’s performance in January 2015, the Compensation Committee recommended and the Board determined that management should be credited with 100% performance of the goals as a result of management’s significant achievements. The 2014 Board of Directors’ goals were:

•	Achieve key financial targets;

•	Acquire and manage a profitable, high-quality book of new business from 2009 forward;

•	Serve the housing market by being a major source of liquidity, effectively managing our legacy book of business and assisting troubled borrowers;

•	Improve the company’s risk, control and compliance environment; and

•	Improve the company’s capabilities, infrastructure and efficiency.

See “Determination of 2014 Compensation” for more information on the company’s performance against the FHFA objectives and the 2014 Board of Directors’ goals.
Chief Executive Officer Compensation and 2014 Executive Compensation Program
Overview
FHFA has advised us that the design of our executive compensation program was intended to fulfill, and to balance, three primary objectives:

•
Maintain Reduced Pay Levels to Conserve Taxpayer Resources. A primary objective of the structure of our executive compensation program is to establish reduced pay levels given our conservatorship status.

•
Attract and Retain Executive Talent. Another primary objective of the 2014 executive compensation program is to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our $3.1 trillion book of business and enable the company to be an effective steward of the government’s and taxpayers’ support. We face competition from both within the financial services industry and from businesses outside of this industry for qualified executives. The Compensation Committee and the Board regularly consider and discuss with FHFA the level of our executives’ compensation and whether changes are needed to attract or retain executives.

•
Reduce Pay if Goals Are Not Achieved. To support FHFA’s goals for our conservatorship and encourage performance in furtherance of these goals, 30% of each named executive’s total target direct compensation (other than the Chief Executive Officer’s) consists of “at-risk” deferred salary. At-risk deferred salary is subject to reduction based on corporate performance against the conservatorship scorecard and an assessment of individual performance that takes into account the company’s performance against the Board of Directors’ goals.

The current levels of our executive compensation put pressure on our ability to attract and retain executive talent. As discussed in “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” our named executives’ total target direct compensation under the 2014 executive compensation program in aggregate was substantially below the market median for comparable firms, and more than 90% below the market median in the case of our Chief Executive Officer. Our inability to offer market-based compensation hinders our succession planning, particularly for our Chief Executive Officer role. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.
Impact of Conservatorship and Other Legal Requirements
As discussed in “Business—Conservatorship and Treasury Agreements—Conservatorship,” we have been under the conservatorship of FHFA since September 2008. The conservatorship has had a significant impact on the compensation received by our named executives, as well as the process by which executive compensation is determined. Regulatory and other legal requirements affecting our executive compensation program and policies include the following:

•
Our directors serve on behalf of FHFA and exercise their authority subject to the direction of FHFA. More information about the role of our directors is described in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”

•
While we are in conservatorship, FHFA, as our conservator, has retained the authority to approve and to modify both the terms and amount of any executive compensation. FHFA has directed that management consult with and obtain FHFA’s written approval before entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of executives at the senior vice president level and above, and other executives as FHFA may deem necessary to successfully execute its role as conservator. FHFA has also directed that management consult with and obtain FHFA’s written approval before establishing or modifying performance management processes for executives at the senior vice president level and above and any executives designated as “officers” pursuant to Section 16 of the Exchange Act.

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

•
Our Charter Act provides that Fannie Mae has the power to pay compensation to our executives that the Board of Directors determines is reasonable and comparable with compensation for employment in other similar businesses, including other publicly held financial institutions or major financial services companies, involving similar duties and responsibilities. As described under “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” our named executives’ total target direct compensation under the 2014 executive compensation program in aggregate is substantially below the market median for comparable firms. The Charter Act also provides that a significant portion of our executive officers’ potential compensation must be based on the company’s performance. Except for our Chief Executive Officer, 30% of each named executive’s total target direct compensation consists of “at-risk” deferred salary, which is subject to reduction based on performance.

Elements of 2014 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2014 executive compensation program for our named executives other than our Chief Executive Officer, whose direct compensation for 2014 consisted solely of $600,000 in base salary. All elements of our named executives’ direct compensation are paid in cash.

Compensation Element	Form	Primary Compensation Objectives	Key Features
Base Salary	Fixed cash payments, which are paid during the year on a bi-weekly basis.	Attract and retain named executives by providing a fixed level of current cash compensation.
Base salary reflects each named executive’s level of responsibility and experience, as well as individual performance over time.
Base salary is capped at $500,000 for all of our executive officers other than our Chief Executive Officer and Chief Financial Officer.

Deferred Salary
Deferred salary is earned in bi-weekly installments over the course of the performance year, and is paid in quarterly installments in March, June, September and December of the following year. Interest accrues on deferred salary at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the deferred salary is earned.
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
Equal to 30% of each named executive’s total target direct compensation. Half of at-risk deferred salary is subject to reduction based on corporate performance against the 2014 conservatorship scorecard as determined by FHFA. The remaining half of at-risk deferred salary is subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2014 Board of Directors’ goals.

There is no potential for at-risk deferred salary to be paid out at greater than 100% of target; at-risk deferred salary is subject only to reduction.

Employee Benefits
Our employee benefits are a fundamental part of our 2014 executive compensation program, and serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2014 to our named executives in the table below. We provide more detail on our retirement plans available to our named executives under “Compensation Tables—Pension Benefits” and “Compensation Tables—Nonqualified Deferred Compensation.”

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
Non-qualified Deferred Compensation (“Supplemental Retirement Savings Plan”)
The Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The plan supplements our tax-qualified defined contribution plan by providing benefits to participants whose annual eligible earnings exceed the IRS limit on eligible compensation for 401(k) plans. In connection with our termination of our defined benefit pension plan, for a limited time we are providing additional benefits under this plan for employees close to retirement who meet age and length of service criteria.

All of the named executives are eligible to participate in this plan. Mr. Benson is eligible for the additional benefits for employees meeting age and length of service criteria.
Attract and retain named executives by providing additional retirement savings.
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
Prior to 2014, we maintained a tax-qualified defined benefit pension plan that was generally available to employees before participation in the plan was frozen in 2007, as well as two non-tax-qualified supplemental plans. In 2013, these plans were amended to cease benefits accruals and were subsequently terminated. See “Compensation Tables—Pension Benefits” for more information on the payments Mr. Benson and Mr. Bon Salle, the only named executives who participated in these plans, will receive under them.
The perquisites we provided to all of our named executives in aggregate in 2014 did not exceed $1,000.
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits. Under the 2014 executive compensation program, a named executive is entitled to receive a specified portion of his or her earned but unpaid deferred salary if his or her employment is terminated for any reason other than for cause. See “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated.

Determination of 2014 Compensation
Summary of 2014 Compensation Actions
The table below displays the 2014 compensation targets compared to actual amounts for each of our named executives. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included below under “Compensation Tables—Summary Compensation Table for 2014, 2013 and 2012.”

			2014 Corporate Performance-Based At-Risk Deferred Salary ($)		2014 Individual Performance-Based At-Risk Deferred Salary ($)		Total ($)
Named Executive	2014 Base Salary Rate ($)	2014 Fixed Deferred Salary ($)	Target	Actual	Target	Actual	Target	Actual
Timothy Mayopoulos	600,000	—	—	—	—	—	600,000	600,000
President and Chief Executive Officer
David Benson	600,000	1,500,000	450,000	450,000	450,000	450,000	3,000,000	3,000,000
Executive Vice President and Chief Financial Officer
Andrew Bon Salle(1)	476,233	860,385	286,154	286,154	286,154	286,154	1,908,926	1,908,926
Executive Vice President—Single-Family Business
Terence Edwards	500,000	1,264,000	378,000	378,000	378,000	359,100	2,520,000	2,501,100
Executive Vice President and Chief Operating Officer
John Nichols	450,000	950,000	300,000	300,000	300,000	285,000	2,000,000	1,985,000
Executive Vice President and Chief Risk Officer
__________

(1)
Effective December 14, 2014, in connection with his promotion to Executive Vice President—Single-Family Business and as approved by FHFA, Mr. Bon Salle's annual base salary rate increased from $475,000 to $500,000, his fixed deferred salary increased from an annual rate of $855,000 to an annual rate of $1,110,000, and his at-risk deferred salary target increased from an annual target of $570,000 to an annual target of $690,000.

Assessment of Corporate Performance on 2014 Conservatorship Scorecard
Overview
In May 2014, FHFA announced the 2014 conservatorship scorecard, a set of corporate performance objectives and related targets for 2014. The elements of the 2014 conservatorship scorecard are shown below under “FHFA Assessment.” The 2014 conservatorship scorecard provides the implementation roadmap for FHFA’s strategic plan for Fannie Mae and Freddie Mac. See “Business—Executive Summary—Helping to Build a Sustainable Housing Finance System” for a description of FHFA’s strategic goals for the Enterprises. FHFA developed these objectives and related targets with input from management and the Board of Directors. Half of each named executive’s 2014 at-risk deferred salary, or 15% of their overall 2014 total target direct compensation, was subject to reduction based on FHFA’s assessment of the company’s performance against the 2014 conservatorship scorecard.
As part of the 2014 conservatorship scorecard, FHFA determined that, for all scorecard items, the company’s performance would be assessed based on the following criteria:

•	The extent to which Fannie Mae conducts initiatives in a safe and sound manner consistent with FHFA’s expectations for all activities;

•	The extent to which the outcomes of Fannie Mae’s activities support a competitive, resilient, and liquid secondary mortgage market to the benefit of homeowners and renters;

•	The extent to which Fannie Mae conducts initiatives with the appropriate consideration for diversity and inclusion consistent with FHFA’s expectations for all activities;

•	Cooperation and collaboration with FHFA, Common Securitization Solutions, LLC, Freddie Mac, the industry, and other stakeholders as appropriate; and

•	The quality, thoroughness, creativity, effectiveness, and timeliness of Fannie Mae’s work products.
FHFA Assessment
In early 2015, FHFA reviewed and assessed our performance against the 2014 conservatorship scorecard, with input from management and the Compensation Committee. FHFA determined that the company had a successful year and met or exceeded all of the 2014 conservatorship scorecard objectives. FHFA did note that improvements could be made in some areas so that results are delivered more quickly and efficiently and that more focus could have yielded better results on some of the data initiatives and on the sales of retained portfolio assets unrelated to litigation.  FHFA determined that, in light of the overall results achieved in a period of uncertainty and transition, the portion of 2014 at-risk deferred salary based on corporate-performance would be paid at 100% of target.
The table below sets forth the 2014 conservatorship scorecard and a summary of FHFA’s assessment of the company’s achievement of the scorecard objectives and targets.

Objectives and Weighting	Summary of Performance
Maintain in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets—40% weight

The Enterprises are to:
Work to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of applicable credit requirements and risk-management practices through:
• Continuing to improve the Representations and Warranties Framework for originations;
• Providing additional clarity regarding servicing Representations and Warranties and remedies for poor performance, including compensatory fees;
• Providing transparency regarding servicer eligibility standards;
• Assessing and developing plans to encourage greater participation by small lenders, rural lenders, and state and local Housing Finance Agencies.

The objective was achieved. The company’s activities to encourage lenders to originate loans across the full range of credit eligibility for borrowers meeting credit requirements included: providing additional clarity regarding seller and servicer representations and warranties; working to make new and improved quality control tools available to lenders; conducting increased outreach to lenders and other industry stakeholders to increase awareness of Fannie Mae’s available products and programs; working to clarify the company’s financial requirements for servicers; and changing the company’s eligibility requirements to increase the maximum LTV ratio for loans to first-time home buyers from 95% to 97%. For more information on these activities, see “Business—Executive Summary—Single-Family Guaranty Book of Business—Providing Targeted Access to Credit Opportunities for Creditworthy Borrowers.”

Continue to undertake key loss mitigation and foreclosure prevention activities, including:
• Analyzing and pursing opportunities to encourage take-up by currently HARP-eligible borrowers;
• Assessing and developing additional plans for loss mitigation strategies, including those for the post-HAMP marketplace;
• Developing and implementing a plan for targeted non-performing loan sales and Real Estate Owned property sales that facilitate neighborhood stabilization, especially in hardest hit markets.

The objective was achieved. In 2014, Fannie Mae conducted research, analysis and outreach to identify factors that discouraged eligible borrowers from participating in HARP and undertook a number of actions to encourage participation, including developing new ways to reach potentially eligible borrowers, lowering costs for certain borrowers, and reaching out to lenders to clarify borrower eligibility in certain cases. The company also undertook a number of initiatives related to loss mitigation, including new product development and working on an enhancement to HAMP to provide additional borrower incentives. Additionally, Fannie Mae collaborated with FHFA and Freddie Mac on an initiative that involves working with housing partners to stabilize neighborhoods that have been hardest hit by the housing downturn, promoting strategies to help delinquent borrowers avoid foreclosure and for more efficient disposition of foreclosed properties. The program was piloted in Detroit in 2014 and is scheduled to be piloted in Chicago in 2015.

Continue to develop approaches to reduce borrower, and therefore Enterprise, costs for Lender Placed Insurance (LPI).	The objective was achieved. Fannie Mae continued to work in 2014 with its servicers and with FHFA on approaches to reducing borrower costs for LPI.

Objectives and Weighting	Summary of Performance
Maintain the dollar volume of new multifamily business for each Enterprise at or below the 2013 caps, excluding:
• Affordable housing loans, loans to small multifamily properties and loans to manufactured housing rental communities.
The objective was achieved. The company provided $28.9 billion in liquidity to the multifamily market in 2014, compared to a $30.4 billion cap.
Reduce taxpayer risk through increasing the role of private capital in the mortgage market—30% weight
Single Family:
• Each Enterprise will transact credit risk transfers on single family mortgages with at least $90 billion of unpaid principal balances adjusted for the amount of credit risk transferred;
• Each Enterprise must utilize at least one transaction type in addition to the Freddie Mac Structured Agency Credit Risk (STACR®) or the Fannie Mae Connecticut Avenue Securities (CAS) structures (e.g. insurance, upfront credit risk transfers, and senior/subordinated securitizations):
○ FHFA will provide some extra Scorecard credit for the substantial completion of R&D efforts in this space;
○ FHFA will provide more extra Scorecard credit for completing any additional types of transactions beyond the first two.

The objective was achieved. The company issued $5.8 billion in CAS in 2014, transferring some of the credit risk on single-family mortgages with an unpaid principal balance of $222.2 billion. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Risk Sharing Transactions.” The company also engaged in several additional transaction types including, in December 2014, a credit insurance risk transfer (“CIRT™”) transaction that shifted a portion of the credit risk on a reference pool of loans with an unpaid principal balance of approximately $6.4 billion to a panel of reinsurers, as discussed in “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Credit Guarantors—Reinsurers.”

Multifamily:
• The Enterprises are to assess the economics and feasibility of adopting additional types of risk transfer structures and of increasing the amount of risk transferred in current risk transfer structures (risk is broadly defined to include, but is not limited to, credit, counterparty or aggregation risk).

The objective was achieved. Fannie Mae conducted an assessment of the economics and feasibility of adopting additional types of multifamily mortgage credit risk transfer structures and submitted the assessment to FHFA.

Retained Portfolio:
• The Enterprises shall submit to FHFA within 60 days retained portfolio plans that meet, even under adverse conditions, the annual Senior Preferred Stock Purchase Agreement (PSPA) requirements and the $250 billion PSPA cap by December 31, 2018:
○ The plans should focus on reducing less liquid assets;
○ Any sales should be economically sensible transactions that consider impacts to the market and neighborhood stability.

The objective was achieved. Fannie Mae submitted a portfolio plan to FHFA in July 2014 outlining how the company will meet, even under adverse conditions, the reductions in its portfolio required by the senior preferred stock purchase agreement with Treasury. In October 2014, FHFA requested that the company revise the portfolio plan to cap the portfolio each year at 90% of the annual limit under the senior preferred stock purchase agreement. The company submitted a revised portfolio plan in October 2014 and reduced its mortgage portfolio to $413.3 billion as of December 31, 2014, below the $422.7 billion cap requested by FHFA. See “MD&A—Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about Fannie Mae’s mortgage portfolio.

The Enterprises are to finalize mortgage insurance Master Policies and enhanced eligibility requirements.
To the extent that this objective was within management’s control, the objective was achieved. The company announced the implementation of new mortgage insurance master primary policies in 2014. Also in 2014, FHFA posted for public input proposed revisions by Fannie Mae and Freddie Mac to their eligibility standards for approved private mortgage insurers. FHFA, Fannie Mae and Freddie Mac are continuing to review the public input provided on the proposed revisions to the eligibility standards for approved private mortgage insurers. For more information on these policies and requirements, see “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Credit Guarantors—Mortgage Insurers.”

Objectives and Weighting	Summary of Performance
Build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future—30% weight
The Enterprises are to:
Continue working with FHFA, each other and Common Securitization Solutions, LLC to build and test the Common Securitization Platform (“CSP”) and continue the implementation of required changes to the Enterprises’ related systems and operations for integration into the CSP. The Enterprises’ work on CSP should incorporate the following design principles:
• Focus on the functions necessary for current Enterprise single family securitization activities;
• Include the development of the operational and system capabilities necessary to issue a single (common) security for the Enterprises; and
• Allow the option for the integration of additional market participants in a future system.

The objective was achieved. Fannie Mae continued to work with FHFA, Freddie Mac and Common Securitization Solutions, LLC on building and testing the common securitization platform, as well as on implementing required changes to Fannie Mae’s systems and operations to integrate with the CSP. See “Business—Housing Finance Reform—Conservator Developments” for more information on the progress of the common securitization platform initiative.

Identify key components, features and standards needed for a single (common) security in the CSP. Assess key issues and begin to address these issues:
• Continue to explore other shorter-term changes that may improve market liquidity in the Agency MBS market.

The objective was achieved. Fannie Mae worked with FHFA and Freddie Mac on a Request for Input published by FHFA in August 2014 on the proposed structure for a single security and engaging in follow up and outreach activities. See “Business—Housing Finance Reform—Conservator Developments” for more information on the single common security.

Provide active support for mortgage data standardization initiatives:
• Servicing Data and Technology Initiative.
○ Engage with FHFA and the industry to identify current and anticipated mortgage servicing data and technology gaps in order to explore technology improvements and expand data standardization.
• The Uniform Closing Disclosure Dataset (UCD) initiative.
○ Develop a standardized dataset to support the Consumer Financial Protection Bureau’s Integrated Mortgage Disclosure Regulation and Closing Disclosure;
○ Create a strategy for the collection and use of the UCD dataset; and
○ Publish an industry announcement of the UCD dataset, as well as a timeline for the collection of the data.
• Uniform Loan Application Dataset.
○ Reassess loan application data needs;
○ Update the physical format of the Uniform Residential Loan Application, and
○ Demonstrate progress towards creating a draft Uniform Loan Application Dataset specification.

The objective was achieved. Fannie Mae actively supported these mortgage data standardization initiatives, which are designed to improve the accuracy and quality of loan data through the mortgage lifecycle with the development and implementation of the uniform data standards for single-family mortgages. Fannie Mae’s activities in this area included: participating in and supporting significant outreach activities with FHFA and Freddie Mac in connection with the Servicing Data and Technology Initiative; working with Freddie Mac on the UCD by providing the industry a standardized dataset specification and supporting documents in March 2014 and announcing the plans and timeline for the collection of UCD in December 2014; and, coordinating with Freddie Mac, conducting industry outreach, developing a draft Uniform Loan Application Dataset specification and other activities in support of the Uniform Loan Application Dataset initiative.

Assessment by Board of Directors of Company Performance
In April 2014, the Board established the 2014 Board of Directors’ goals, which are presented in the table below. Performance against these goals was a factor the Board considered in determining the individual performance of the named executives for purposes of the individual performance-based component of the named executives’ 2014 at-risk deferred salary. The Board did not assign any relative weight to the goals.
In late 2014 and early 2015, the Compensation Committee reviewed performance against the 2014 Board of Directors’ goals and related metrics. In connection with the Compensation Committee’s review, management provided the Compensation Committee with a report assessing management’s performance against the goals, which was reviewed for accuracy by our Internal Audit group. The Compensation Committee considered management’s assessment of its performance against the goals and also discussed with the Chief Executive Officer the performance of the company and of each named executive (other than the Chief Executive Officer).
The Compensation Committee noted in its review that management’s achievements with respect to the 2014 Board of Directors’ goals were accomplished in a complicated and evolving operating environment, at a time when management was continuing to implement major organizational changes, designing and implementing changes to the company’s systems and operations to integrate with the common securitization platform and running the company’s business at a high level. The Committee also favorably recognized management’s efforts to address any issues with the 2014 Board of Directors’ goals on an ongoing basis, which allowed management to identify and resolve problems throughout the year.
In January 2015, following its review of management’s and the company’s performance in 2014, and after discussions among all independent members of the Board of Directors, the Compensation Committee recommended and the Board determined that the individual component of the 2014 at-risk deferred salary should be funded at the 100% level as a result of management’s significant achievements. The Compensation Committee also provided FHFA with its assessment of management’s performance against the 2014 Board of Directors’ goals and its qualitative assessment of management’s performance against the 2014 conservatorship scorecard objectives. See “Assessment of 2014 Individual Performance” below for information regarding the review by the Compensation Committee and the Board of the named executives’ individual performance in establishing the individual performance-based component of 2014 at-risk deferred salary.
The table below presents our 2014 Board of Directors’ goals and related metrics, and the assessment of achievement against these goals and metrics.

Goals and Related Metrics	Performance Against Goal/Metric
Goal 1: Achieve key financial targets.
Expenses. Take all appropriate management action to ensure managed expenses do not exceed 2014 Plan of $2,590 million.
Treasury draws. Take all appropriate management action to ensure there are no draws from Treasury for 2014.

Achieved this goal. The company’s managed expenses were $2,464 million in 2014, $126 million below the 2014 Plan.  (Managed expenses exclude $313 million in costs related primarily to extraordinary litigation and the company’s efforts to integrate its systems with the CSP, as well as expense reimbursements relating to its work with Common Securitization Solutions, LLC and certain costs primarily in connection with negotiating resolution agreements relating to its private-label mortgage-related securities.) The company’s net worth has been positive at the end of each quarter of 2014 and, accordingly, Fannie Mae has not drawn funds from Treasury for 2014.

Goal 2: Acquire and manage a profitable, high quality book of new business from 2009 forward.
Manage within risk limits. Ensure businesses are managed within board risk limits as approved and modified from time to time by the Board of Directors, including timely remediation of instances where limits are exceeded and with Board approval for exceptions.

Achieved this goal. Fannie Mae continued to achieve strong credit performance in 2014. The company acquired single-family loans with strong credit profiles and executed on its strategies for reducing single-family credit losses. See “Business—Executive Summary—Single-Family Guaranty Book of Business” for information on the credit performance of Fannie Mae’s single-family loans. Fannie Mae’s multifamily new business volume in 2014 also reflected loans with a solid credit profile.

Goals and Related Metrics	Performance Against Goal/Metric
Goal 3: Serve the housing market by being a major source of liquidity, effectively managing the legacy book and assisting troubled borrowers.
Seriously delinquent loans. Reduce the number of seriously delinquent single-family loans below 300,000 by the end of 2014.
Assisting troubled borrowers/MHA Program. Meet our obligations as program administrator under the Financial Agency Agreement with Treasury in support of Making Home Affordable (“MHA”) program.
Provide liquidity. Be a major provider of liquidity.
Expand access. Develop a plan to expand accessibility and affordability of Fannie Mae products to more moderate and low income households in a responsible and sustainable way.

Achieved this goal in all material respects. Fannie Mae’s achievements on this goal included:
• The number of seriously delinquent loans in Fannie Mae’s single-family conventional guaranty book of business was 329,590 as of December 31, 2014. While the final count exceeded 300,000, the company made significant progress, with a net reduction of 89,247 seriously delinquent single-family loans in 2014.
• The company met its program administrator obligations under its financial agency agreement with Treasury, which included deploying technology releases related to the MHA system of record, overseeing borrower outreach events in hard hit communities, administering incentive payments, supporting policy implementation and industry trainings, and overseeing program call centers.
• Fannie Mae provided approximately $434 billion in liquidity to the mortgage market in 2014 through its purchases and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 937,000 mortgage refinancings and approximately 887,000 home purchases, and provided financing for approximately 446,000 units of multifamily housing.
• The company’s activities to expand accessibility and affordability of Fannie Mae products to more moderate and low income households in a responsible and sustainable way included changing the company’s eligibility requirements to increase the maximum LTV ratio for loans to first-time home buyers from 95% to 97%. For more information on this change and Fannie Mae’s other activities to expand access, see “Business—Executive Summary—Single-Family Guaranty Book of Business—Providing Targeted Access to Credit Opportunities for Creditworthy Borrowers.”

Goal 4: Improve the company’s risk, control and compliance environment.
Resolve controls issues. Resolve all high priority internal audit issues and risk and control matters identified by the Federal Housing Finance Agency (“FHFA”) within established timeframes or mutually acceptable extensions.
Prevent new controls issues. Prevent new SOX material weaknesses and significant deficiencies.
Remediation plans and responses. Submit remediation plans and responses to FHFA-identified risk and control matters within established timeframes.
Reduce repeat “needs improvement” and “unsatisfactory” internal audit reports. Reduce the percentage of repeat “needs improvement” and “unsatisfactory” internal audit reports.
Enterprise Risk Management (“ERM”) goals. Accomplish the 2014 ERM goals as reviewed by the Board’s Risk Policy and Capital Committee.
Compliance. Resolve all compliance action items within established timeframes or mutually acceptable extensions.
Safety and soundness. Make substantial progress on the following safety and soundness initiatives in accordance with the 2014 Investment Plan as reviewed and modified from time to time by the Board’s Strategic Initiatives Committee:
• Replacing our securities accounting and capital markets infrastructure; and
• Transforming the structure and function of our data centers.

Achieved this goal. Fannie Mae improved its risk, control and compliance environment in 2014. The company’s accomplishments in this area included: accomplishing all ERM goals, including improving enterprise risk management by implementing an enhanced economic capital framework and risk appetite for measuring and managing the company’s business activities, including modeling, reporting, policies and governance; and making substantial progress on its initiatives to replace the company’s securities accounting and capital markets infrastructure, and to transform the structure and function of its data centers to increase capacity and strengthen its infrastructure.

Goals and Related Metrics	Performance Against Goal/Metric
Goal 5: Improve the company’s capabilities, infrastructure and efficiency.
Investment plan. Make substantial progress on the following high priority projects in accordance with the 2014 Investment Plan as reviewed and modified from time to time by the Strategic Initiatives Committee:
• Undertaking critical projects to change the company’s systems and operations to integrate with the CSP; and
• Preparing our multifamily business and infrastructure for the future.
Human Capital. Develop Integrated Human Capital Plan that aligns to key enterprise priorities and enables an inclusive culture. Deliver plan to the Board’s Compensation Committee in July, and deliver all 2014 milestones by year-end.

Achieved this goal. Fannie Mae made significant progress in its efforts to make required changes to its systems and operations to integrate with the CSP. The company made significant progress in preparing its multifamily business and infrastructure for the future. The company also developed an Integrated Human Capital Plan, which is an integrated Human Resources approach that supports Fannie Mae’s business and financial priorities from a human capital perspective and focuses on risk mitigation, workforce and talent planning, compensation and benefits, and employee engagement.

Assessment of 2014 Individual Performance
Overview. For each named executive other than the Chief Executive officer, half of the executive’s 2014 at-risk deferred salary was subject to reduction based on individual performance in 2014.
The Board of Directors assessed the Chief Executive Officer’s performance with input from the Compensation Committee and from the Chief Executive Officer regarding his accomplishments. In approving compensation for each named executive, the Compensation Committee and the Board considered the Chief Executive Officer’s recommendation and assessment of each executive’s performance and contribution to the company’s achievement of the 2014 conservatorship goals and the 2014 Board of Directors’ goals. The amount of individual performance-based at-risk deferred salary for 2014 for each named executive is presented in the table above in “Summary of 2014 Compensation Actions.”
Timothy Mayopoulos, President and Chief Executive Officer. In evaluating Mr. Mayopoulos’ performance, the Board acknowledged Mr. Mayopoulos’ strong leadership in 2014 and his significant contributions to the company’s numerous accomplishments. For example, the company met all of its 2014 conservatorship scorecard objectives within its control and all of the 2014 Board of Directors’ goals in all material respects in a complicated and evolving operating environment, at a time when management was continuing to implement major organizational changes, designing and implementing changes to the company’s systems and operations to integrate with the common securitization platform and running the company’s business at a high level. The company was profitable in 2014, with net income of $14.2 billion, while continuing to acquire loans with a strong credit profile and providing access to affordable mortgage credit. The company undertook initiatives to help prepare its business and infrastructure for changes in the U.S. housing finance system and to help ensure its safety and soundness during conservatorship. The company also redesigned its approach to succession planning to feature an enterprise-wide view of senior talent, enhancing management’s ability to effectively address a variety of succession issues. In addition, in 2014 the company focused on strengthening customer relationships and improving its business efficiency, including launching an initiative to improve the company’s front-end business capabilities to make customers’ interactions with the company simpler and more efficient. Because Mr. Mayopoulos’ total target direct compensation consists solely of base salary, with no additional performance-based component, the Board of Directors’ assessment of his performance in 2014 did not affect his compensation.
David Benson, Executive Vice President and Chief Financial Officer. In recommending and determining Mr. Benson’s individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Benson’s many achievements in 2014. As Chief Financial Officer, Mr. Benson made significant improvements to our forecasting, stress testing and internal reporting capabilities while continuing to provide strong intellectual contributions on our business and strategic direction to the company as a whole. Mr. Benson supported the company’s achievement of the 2014 Board of Directors’ goals by managing the risk of the retained portfolio within risk limits established by the Board of Directors and ensuring managed expenses remained within plan. Mr. Benson also successfully led our efforts to meet the 2014 conservatorship scorecard objective by managing and successfully executing a plan for the reduction of our retained portfolio. In addition, Mr. Benson provided leadership in the company’s interactions with FHFA, Treasury and the industry.
Andrew Bon Salle, Executive Vice President-Single-Family Business. In recommending and determining Mr. Bon Salle’s individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Bon Salle’s many achievements in 2014 as he led significant initiatives related to the conservatorship scorecard and the 2014 Board of Directors’ Goals. Mr. Bon Salle’s accomplishments include managing the company’s single-family business within risk limits, improving the representation and warranty framework, leading the development and execution of credit risk transfer transactions, and developing plans for integrating Fannie Mae’s systems with the common securitization platform and improving the company’s front-end business capabilities. Mr. Bon Salle met or exceeded goals while successfully managing these responsibilities amidst increasing competition and risk.

Terence Edwards, Executive Vice President and Chief Operating Officer. In recommending and determining Mr. Edwards’ individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Edwards’ many achievements in 2014, including his oversight of our safety and soundness initiatives to replace our securities accounting and capital markets infrastructure and to transform the management of our data, his oversight of our initiative to prepare our multifamily business and infrastructure for the future and his work in connection with the common securitization platform, as well as his leadership of the credit portfolio management division. Mr. Edwards’ efforts contributed to our success in meeting a number of objectives in the 2014 conservatorship scorecard, including developing additional plans for loss mitigation strategies. Mr. Edwards also contributed to the company’s achievement of the 2014 Board of Directors’ goals, including our efforts to meet program administrator obligations to Treasury in support of the Making Home Affordable program.
John Nichols, Executive Vice President and Chief Risk Officer. In recommending and determining Mr. Nichols’ individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Nichols’ many achievements in 2014 and his leadership of the Enterprise Risk Management organization. Mr. Nichols led the company’s achievement of the 2014 Enterprise Risk Management goals included in the 2014 Board of Directors’ goals. He implemented an economic capital framework for measuring the company’s business activities, including modeling, reporting, policies and governance; developed a framework for assessing our corporate risk appetite and a comprehensive set of risk limits; launched a significant modeling effort; and strengthened his team.
Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation Committee’s independent compensation consultant is Frederic W. Cook & Co., Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan.
For 2014, McLagan advised management and the Compensation Committee on various compensation and human resources matters, including:

•	providing guidance and feedback on the company’s 2014 executive compensation program;

•	advising on market trends, competitive pay levels and various compensation proposals for new hires and promotions; and

•	providing market compensation data for senior management positions, including the named executives’ positions.
For 2014, FW Cook advised the Compensation Committee and the Board on various executive compensation matters, including:

•	assisting the Compensation Committee in its discussions with FHFA on the company’s 2014 executive compensation program;

•
preparing an analysis of compensation for executives in positions comparable to Fannie Mae executive positions at companies in our primary comparator group, based on information in proxy statements filed by those companies;

•	reviewing McLagan’s analysis of market compensation data for select senior management positions;

•	reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;

•	reviewing the company’s risk assessment of its 2014 compensation program;

•	assisting the Compensation Committee in its evaluation of the company’s performance against the 2014 conservatorship scorecard and communicating its views to FHFA;

•	assisting the Compensation Committee in its evaluation of the company’s performance against the 2014 Board of Directors’ goals;

•	facilitating the Compensation Committee’s evaluation of the Company’s CEO performance in 2014;

•	informing the Compensation Committee of regulatory updates and market trends in compensation and benefits; and

•	assisting with the preparation of executive compensation disclosure in this Annual Report on Form 10-K.

Compensation Consultant Independence Assessment
The Compensation Committee assessed the independence of FW Cook and McLagan. Based on its assessments, the Compensation Committee determined that FW Cook is independent from management. FW Cook’s work for the Compensation Committee raises no conflicts of interest.
Because McLagan was retained by and provides services to management, it is not an independent adviser. McLagan’s work raises no material conflicts of interest, and any conflict of interest raised by the fact that McLagan is retained by and provides services to management as well as to the Compensation Committee is addressed by the fact that the Compensation Committee also receives the advice of and has access to its independent compensation consultant.
Comparator Group and Role of Benchmark Data
Our Compensation Committee typically requests benchmark compensation data for our senior executives on an annual basis to assess the compensation of the company’s senior executives as compared to a group of similar firms. Finding comparable firms for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services firms. The only directly comparable firm to us is Freddie Mac. At FHFA’s request, we and Freddie Mac use the same comparator group of companies for benchmarking executive compensation to provide consistency in the market data used for compensation decisions. Factors relevant to the selection of companies for our comparator group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, insurance company, finance lessor or government-sponsored enterprise) and their size (in terms of total revenues) relative to the size of Fannie Mae. Our primary comparator group, which was established by the Compensation Committee in 2012, consists of the following 17 companies:

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
The Compensation Committee follows a bifurcated approach to benchmarking senior executive positions. Under this approach, while the comparator group noted above is the primary group of companies used for benchmarking senior management pay levels, for certain senior management roles that are more comparable in function and/or scope to roles at firms outside this comparator group, the Compensation Committee considers pay levels against a broader group of companies. The company believes this more comprehensive approach results in more relevant and better aligned market data. In late 2014, the Compensation Committee adjusted the companies against which certain senior management roles were compared to reflect newly available market data.
The named executives’ compensation was compared to compensation at other companies as follows:

•
The compensation of our Chief Executive Officer (Mr. Mayopoulos), our Chief Financial Officer (Mr. Benson) and our Executive Vice President and Chief Operating Officer (Mr. Edwards) was benchmarked against our primary comparator group identified above;

•
The compensation of our Executive Vice President—Single-Family Business (Mr. Bon Salle) was benchmarked against a group of large banks consisting of Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co. and Wells Fargo & Company, to the extent those firms have executives in comparable positions, Freddie Mac and other comparable U.S.-based financial services firms; and

•
The compensation of our Executive Vice President and Chief Risk Officer (Mr. Nichols) was benchmarked against both the primary comparator group and the same group of large banks, to the extent those firms have executives in comparable positions.

In late 2014, FW Cook provided the Compensation Committee with a comparison of our named executives’ total target direct compensation for 2014 with compensation for comparable positions at companies in our primary comparator group, based on

FW Cook’s analysis of proxy statements and other SEC filings. McLagan also provided the Compensation Committee with updated benchmarking data for our named executives. The McLagan data compared the named executives’ total target direct compensation for 2014 with the 25th percentile, 50th percentile and 75th percentile of 2013 direct compensation for comparable positions in the applicable comparator group of companies based on McLagan’s proprietary database and as disclosed in the comparator companies’ proxy statements and other SEC filings. Members of the Compensation Committee reviewed and discussed this data in late 2014. Our named executives’ total target direct compensation under the 2014 executive compensation program in aggregate was substantially below the market median for comparable firms, and more than 90% below the market median in the case of our Chief Executive Officer.
Compensation Recoupment Policy
Our executive officers’ compensation (other than executive officers serving on an interim basis) is subject to the following forfeiture and repayment provisions, also known as “clawback” provisions:

•
Materially Inaccurate Information. If an executive officer has been granted deferred salary or incentive payments (including performance-based compensation) based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, he or she will forfeit or must repay amounts granted in excess of the amounts the Board of Directors determines would likely have been granted using accurate metrics.

•
Termination for Cause. If we terminate an executive officer’s employment for cause, he or she will immediately forfeit all deferred salary and any incentive payments that have not yet been paid. We may terminate an executive officer’s employment for cause if we determine that the officer has: (a) materially harmed the company by, in connection with the officer’s performance of his or her duties for the company, engaging in gross misconduct or performing his or her duties in a grossly negligent manner, or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.

•
Subsequent Determination of Cause. If an executive officer’s employment was not terminated for cause, but the Board of Directors later determines, within a specified period of time, that he or she could have been terminated for cause and that the officer’s actions materially harmed the business or reputation of the company, the officer will forfeit or must repay, as the case may be, deferred salary and any incentive payments received by the officer to the extent the Board of Directors deems appropriate under the circumstances. The Board of Directors may require the forfeiture or repayment of all deferred salary and any incentive payments so that the officer is in the same economic position as if he or she had been terminated for cause as of the date of termination of his or her employment.

•
Effect of Willful Misconduct. If an executive officer’s employment: (a) is terminated for cause (or the Board of Directors later determines that cause for termination existed) due to either (i) willful misconduct by the officer in connection with his or her performance of his or her duties for the company or (ii) the officer has been convicted of, or pleaded nolo contendere with respect to, a felony consisting of an act of willful misconduct in the performance of his or her duties for the company and (b) in the determination of the Board of Directors, this has materially harmed the business or reputation of the company, then, to the extent the Board of Directors deems it appropriate under the circumstances, in addition to the forfeiture or repayment of deferred salary and any incentive payments described above, the executive officer will also forfeit or must repay, as the case may be, deferred salary and annual incentives or long-term awards paid to him or her in the two-year period prior to the date of termination of his or her employment or payable to him or her in the future. Misconduct is not considered willful unless it is done or omitted to be done by the officer in bad faith or without reasonable belief that his or her action or omission was in the best interest of the company.

Certain of the incentive-based compensation for our Chief Executive Officer and Chief Financial Officer also may be subject to a requirement that they be reimbursed to the company in the event that Section 304 of the Sarbanes-Oxley Act of 2002 applies to that compensation.
Stock Ownership and Hedging Policies
We ceased paying new stock-based compensation to our executives after entering into conservatorship in September 2008. In 2009, our Board eliminated our stock ownership requirements. All employees, including our named executives, are prohibited from transacting in derivative securities related to our securities, including options, puts and calls, other than pursuant to our stock-based benefit plans.
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
Retirement Provisions for the 2015 Executive Compensation Program
The Board approved a change to the retirement age for the executive compensation program for 2015 and future years. FHFA approved this change on February 17, 2015.  The 2014 executive compensation program, which is not affected by this change, provides that the reduction provisions applicable to payments of earned but unpaid fixed deferred salary do not apply if an officer retires from Fannie Mae at or after reaching age 65.  As amended, the 2015 executive compensation program provides that the reduction provisions applicable to payments of earned but unpaid fixed deferred salary do not apply if the officer retires from Fannie Mae at or after: age 62; or age 55 with 10 years of service with Fannie Mae.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Board of Directors of Fannie Mae has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Brenda J. Gaines, Chair Diane C. Nordin Jonathan Plutzik David H. Sidwell

COMPENSATION RISK ASSESSMENT
Our Enterprise Risk Management division conducted a risk assessment of our 2014 employee compensation policies and practices. In conducting this risk assessment, the division reviewed, among other things, our performance goals, pay mix and compensation structure, variable compensation plans applicable to some employees who support our credit portfolio management division, an incentive plan targeted to employees working on one of our strategic initiatives, our severance arrangements and compensation recoupment policy, oversight of aspects of our compensation by FHFA, the Compensation Committee and the Board of Directors, our corporate culture with regard to risk, and our performance appraisal management process. The division also assessed whether policies, procedures or other mitigating controls existed that would reduce the opportunity for excessive or inappropriate risk-taking within our compensation policies and practices.
Based on the results of this risk assessment, management concluded that our 2014 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Several factors contributed to this conclusion, including:

•
Payment of performance-based compensation for achievement of the 2014 conservatorship scorecard objectives and the 2014 Board of Directors’ goals is based on the achievement of goals that we have concluded do not encourage unnecessary or excessive risk-taking.

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
Our Chief Risk Officer discussed the risk assessment of the company’s 2014 compensation policies and practices with the Compensation Committee of the Board of Directors.
Despite the determination that our 2014 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company, we believe that we face an elevated risk of executive officer attrition due in part to the level of our senior executives’ compensation as compared to comparable firms. As described in

“Compensation Discussion and Analysis—Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” our named executives’ total target direct compensation for 2014 in aggregate was substantially below the market median for comparable firms, and more than 90% below the market median in the case of our Chief Executive Officer. Other factors that increase our risk of executive officer attrition include our conservatorship status and the uncertainty of our future. See “Risk Factors” for a discussion of the risks associated with executive and employee retention.

COMPENSATION TABLES

Summary Compensation Table for 2014, 2013 and 2012
The following table shows summary compensation information for 2014, 2013 and 2012 for the named executives. For more information on the compensation reflected in this table, see the footnotes following the table.

		Salary ($)		Non-Equity Incentive Plan Compensation ($)
Name and Principal Position	Year	Base Salary(1)	Fixed Deferred Salary (Service- Based)(2)	At-Risk Deferred Salary (Performance- Based)(3)	Long-Term Incentive Awards(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Timothy Mayopoulos(7)	2014	600,000	—	—	—	—	48,000	648,000
President and Chief	2013	599,615	—	—	—	—	87,969	687,584
Executive Officer	2012	500,000	1,358,500	776,588	521,538	—	80,000	3,236,626
David Benson	2014	600,000	1,500,000	900,585	—	210,000	143,164	3,353,749
Executive Vice President	2013	574,231	1,436,462	818,170	—	332,926	66,825	3,228,614
and Chief Financial	2012	500,000	1,264,000	737,100	465,000	321,555	13,350	3,301,005
Officer
Andrew Bon Salle(8)	2014	475,769	860,385	572,680	—	209,000	74,982	2,192,816
Executive Vice President
—Single-Family Business
Terence Edwards	2014	500,000	1,264,000	737,579	—	—	80,822	2,582,401
Executive Vice President	2013	500,000	1,264,000	737,100	—	—	81,000	2,582,100
and Chief Operating	2012	500,000	1,264,000	737,100	465,000	—	80,000	3,046,100
Officer
John Nichols	2014	450,000	950,000	585,380	—	—	75,118	2,060,498
Executive Vice President	2013	450,000	950,000	570,000	—	—	70,477	2,040,477
and Chief Risk Officer	2012	430,962	861,538	540,000	187,069	—	66,862	2,086,431
__________

(1)	Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis.

(2)
Amounts shown in this sub-column for 2014 consist of the fixed, service-based portion of deferred salary. As described in footnote 4 below, the remaining portion of 2014 deferred salary is included in the “Non-Equity Incentive Plan Compensation” column because it is performance-based. Deferred salary shown for 2014 generally will be paid in four equal installments in March, June, September and December 2015. Beginning in 2014, deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the deferred salary is earned. For deferred salary earned in 2014, this rate is .065% per year. Interest on the named executives’ 2014 fixed deferred salary is shown in the “All Other Compensation” column. Deferred salary shown for 2013 was paid to our named executives during 2014. More information about 2014 deferred salary is presented above in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2014 Executive Compensation Program—Elements of 2014 Executive Compensation Program—Direct Compensation.”

(3)
Amounts shown in this sub-column consist of the at-risk, performance-based portion of deferred salary earned during the year and, beginning in 2014, interest payable on that deferred salary. Half of at-risk deferred salary for each named executive was subject to reduction based on corporate performance for the year and the remaining half was subject to reduction based on individual performance for the year. The table below provides more detail on the 2014 at-risk deferred salary awarded to each named executive who received it. Mr. Mayopoulos did not receive deferred salary for 2014.

Name	2014 Corporate Performance-Based At-Risk Deferred Salary	2014 Individual Performance-Based At-Risk Deferred Salary	Interest Payable on 2014 At-Risk Deferred Salary
David Benson	450,000	450,000	585
Andrew Bon Salle	286,154	286,154	372
Terence Edwards	378,000	359,100	479
John Nichols	300,000	285,000	380

(4)
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

(5)
None of our named executives received above-market or preferential earnings on nonqualified deferred compensation. The reported amounts represent the change in value of Mr. Benson’s and Mr. Bon Salle’s pension benefits. Mr. Benson and Mr. Bon Salle are entitled to receive benefits under our qualified pension plan, which we refer to as the “Retirement Plan,” as well as under the Supplemental Plans. Our other named executives joined the company after 2007 and were therefore not eligible to participate in Fannie Mae’s defined benefit pension plans.

Pursuant to a directive from FHFA, we terminated our defined benefit pension plans for employees as of December 31, 2013, and we plan to distribute all benefits remaining in the plans. Please see “Pension Benefits—Termination of Defined Benefits Pension Plans” and “Pension Benefits for 2014” for more information about the benefits Mr. Benson and Mr. Bon Salle will receive under our defined benefit pension plans.
Consistent with our assumptions used for financial reporting purposes, we calculated the change in pension value amounts for Mr. Benson and Mr. Bon Salle as though they were to elect to receive 80% of their benefits under the Retirement Plan in the form of a lump sum payment, and 20% in the form of an annuity. Under the terms of the Retirement Plan, they will not be able to make such an election and will be required to elect to receive all benefits under the Retirement Plan either in a lump sum or in an annuity. See “Pension Benefits,” below for more discussion of how their benefits under the pension plans have been calculated. The table below shows more detail regarding the change in pension value for 2014.

Name	Interest cost	Changes in actuarial assumptions (primarily a decrease in the discount rate)	Total
David Benson	74,000	136,000	210,000
Andrew Bon Salle	70,000	139,000	209,000

(6)
The table below shows more information about the amounts reported for 2014 in the “All Other Compensation” column, which consist of (1) company contributions under our Retirement Savings Plan (401(k) Plan); (2) company credits to our Supplemental Retirement Savings Plan; (3) matching charitable contributions under our matching charitable gifts program; and (4) interest payable on 2014 fixed deferred salary.

Name	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Charitable Award Programs	Interest Payable on 2014 Fixed Deferred Salary
Timothy Mayopoulos	20,800	27,200	—	—
David Benson	31,200	110,739	250	975
Andrew Bon Salle	20,800	51,123	2,500	559
Terence Edwards	20,800	59,200	—	822
John Nichols	20,800	51,200	2,500	618

In accordance with SEC rules, amounts shown under “All Other Compensation” for 2014 do not include perquisites or personal benefits for a named executive that, in the aggregate, amount to less than $10,000. In aggregate, the perquisites we provided to all of our named executives in 2014 did not exceed $1,000.

See “Pension Benefits” for the vesting provisions for company contributions to the Retirement Savings Plan and “Nonqualified Deferred Compensation” for the vesting provisions for company credits to the Supplemental Retirement Savings Plan. As discussed below in “Pension Benefits—Termination of Defined Benefit Pension Plans,” in connection with the termination of our defined benefit pension plan, we are making additional contributions to the Retirement Savings Plan and the Supplemental Retirement Savings Plan for employees close to retirement who satisfied a rule of 65. Amounts shown for Mr. Benson reflect these additional contributions.

Amounts shown in the “Charitable Award Programs” column reflect gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Section 501(c)(3) charities were matched, up to an aggregate total of $2,500 for the 2014 calendar year.

(7)
The amount shown as 2013 base salary for Mr. Mayopoulos is slightly less than his $600,000 base salary rate because the amount shown reflects a payment at his 2012 base salary rate, which was lower than his 2013 base salary rate, in the first payroll period in 2013. Mr. Mayopoulos’ 2012 compensation reflects that, prior to June 2012, when he became our Chief Executive Officer, Mr. Mayopoulos was Fannie Mae’s Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary. Mr. Mayopoulos did not receive any increase in his 2012 compensation as a result of his promotion to Chief Executive Officer and, since 2013, his direct compensation has consisted solely of $600,000 in base salary.

(8)
The amount shown as 2014 base salary for Mr. Bon Salle is slightly less than his $476,233 base salary rate shown in “Compensation Discussion and Analysis—Determination of 2014 Compensation—Summary of 2014 Compensation Actions” because the amount shown in the table above reflects a payment at his 2013 base salary rate, which was lower than his 2014 base salary rate, in the first payroll period in 2014.

Grants of Plan-Based Awards in 2014
The following table shows the at-risk grants of deferred salary made to the named executives during 2014. The terms of 2014 deferred salary are described in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2014 Executive Compensation Program—Elements of 2014 Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the at-risk, performance-based portion of the named executives’ 2014 deferred salary.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)
Name	Award Type	Threshold	Target	Maximum
Timothy Mayopoulos(2)	Not applicable	—	—	—
David Benson	At-risk deferred salary—Corporate	—	450,000	450,000
	At-risk deferred salary—Individual	—	450,000	450,000
	Total at-risk deferred salary	—	900,000	900,000
Andrew Bon Salle	At-risk deferred salary—Corporate	—	286,154	286,154
	At-risk deferred salary—Individual	—	286,154	286,154
	Total at-risk deferred salary	—	572,308	572,308
Terence Edwards	At-risk deferred salary—Corporate	—	378,000	378,000
	At-risk deferred salary—Individual	—	378,000	378,000
	Total at-risk deferred salary	—	756,000	756,000
John Nichols	At-risk deferred salary—Corporate	—	300,000	300,000
	At-risk deferred salary—Individual	—	300,000	300,000
	Total at-risk deferred salary	—	600,000	600,000
__________

(1)
Amounts shown are the target amounts of the at-risk, performance-based portion of the named executives’ 2014 deferred salary. Half of 2014 at-risk deferred salary was subject to reduction based on corporate performance against the 2014 conservatorship scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2014, taking into account corporate performance against the 2014 Board of Directors’ goals, as determined by the Board of Directors with FHFA’s review. No amounts are shown in the “Threshold” column because deferred salary does not specify a threshold payout amount. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2014 deferred salary is only subject to reduction; amounts higher than the target amount cannot be awarded. The actual amounts of the at-risk portion of 2014 deferred salary that will be paid to the named executives for 2014 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2014, 2013 and 2012” and explained in footnote 3 to that table.

(2)	Mr. Mayopoulos’ target direct compensation consists solely of a base salary of $600,000.
Pension Benefits
Termination of Defined Benefit Pension Plans.
In October 2013, pursuant to a directive from FHFA, our Board of Directors approved the termination of our qualified pension plan, The Federal National Mortgage Association Retirement Plan for Employees Not Covered Under Civil Service

Retirement Law, referred to as the “Retirement Plan,” as well as the Supplemental Pension Plan and the 2003 Supplemental Pension Plan, referred to collectively as the “Supplemental Plans,” in each case effective December 31, 2013. These terminations follow the cessation (or “freeze”) of benefit accruals under the plans in 2008 for all employees who did not then satisfy a rule of 45 (that is, the sum of their age plus years of service was 45 or greater) and in June 2013 for all employees who continued to accrue benefits under the Retirement Plan and the Supplemental Plans after the initial freeze in 2008. Mr. Benson and Mr. Bon Salle are the only named executives who participated in the Retirement Plan and the Supplemental Plans.
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
We plan to distribute all benefits remaining in the Supplemental Plans by October 2015. Each participant will receive a lump sum payment representing the actuarial equivalent value of the participant’s remaining accrued benefits under the plans as of the distribution dates, calculated in accordance with the terms of the plans using the Supplemental Plans’ benefit reduction factors for early retirement applicable for annuity payments and based on the participant’s age on the distribution dates.
In connection with the termination of our defined benefit pension plan, we are making additional contributions to the Retirement Savings Plan and the Supplemental Retirement Savings Plan for employees close to retirement who satisfied a rule of 65, including Mr. Benson. These contributions consist of fully vested contributions to the Retirement Savings Plan equal to 4% of eligible earnings (subject to applicable IRS limits on contributions) and to the Supplemental Retirement Savings Plan for earnings in excess of the applicable IRS limits (subject to an overall limit of two times base salary), during the period from July 1, 2013 through June 2018. To satisfy the rule of 65 for this additional contribution, as of June 30, 2013 an employee must have been at least age 50 and the sum of the employee’s age plus years of vesting service under the Retirement Plan must have equaled at least 65.
See the table below for the present value of accumulated benefits under the Retirement Plan and the Supplemental Plans for Mr. Benson and Mr. Bon Salle as of December 31, 2014. The amount of the payments the executives will receive under these plans will be determined as of the applicable distribution dates in accordance with the terms of each of the plans. The amounts they ultimately receive under these plans will differ from the present value of the accumulated benefit under these plans as of December 31, 2014 due to several factors, including the applicable interest rates used to determine the present value of these benefits on the distribution dates, their age on the distribution dates and whether they elect to receive benefits under the Retirement Plan in a lump sum or in the form of an annuity. As a result of the freeze and termination of the Retirement Plan and the Supplemental Plans, in 2014 Mr. Benson and Mr. Bon Salle received benefits under our Retirement Savings Plan and our Supplemental Retirement Savings Plan, which is discussed below in “Nonqualified Deferred Compensation.”
Retirement Savings Plan
The Retirement Savings Plan is a tax-qualified defined contribution plan for which all of our employees are generally eligible that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. Subject to IRS limits for 401(k) plans, we make a contribution to this plan for our employees equal to 2% of salary and eligible incentive compensation, which includes the deferred salary element of our executive compensation program. Participants are fully vested in this 2% contribution after three years of service. In addition, we match in cash employee contributions up to 6% of base salary and eligible incentive compensation. Employees are 100% vested in our matching contributions. Also, for employees who satisfied the rule of 65 discussed above in “Termination of Defined Benefit Pension Plans,” the company is making additional fully vested contributions to the Retirement Savings Plan equal to 4% of eligible earnings during the period from July 1, 2013 through June 2018. Because he satisfied the rule of 65, Mr. Benson’s 2014 benefits under this plan included the additional 4% contribution.
Terminated Defined Benefit Pension Plans
Retirement Plan. The Retirement Plan is a tax-qualified defined benefit pension plan. Prior to the freeze on June 30, 2013 of benefit accruals under, and termination effective December 31, 2013 of, the Retirement Plan, participation in the Retirement

Plan was frozen. After December 31, 2007, newly hired employees were not eligible for the plan and employees who had not satisfied the rule of 45 did not earn additional benefits under the Retirement Plan after June 30, 2008. Prior to 2007, participation in the Retirement Plan was generally available to employees. Participants became fully vested in the Retirement Plan when they completed five years of service. Mr. Benson and Mr. Bon Salle are the only named executives who participated in the Retirement Plan.
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
Final average annual earnings are average annual base salary in the participant’s highest paid 36 consecutive calendar months during the participant’s last 120 calendar months of employment prior to June 30, 2013. As a result of the freeze of benefits under the Retirement Plan, earnings and service after June 30, 2013 are not taken into account in determining plan benefits. Provisions of the Internal Revenue Code of 1986, as amended, limit the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2013, the last year during which benefits accrued under the Retirement Plan, the statutory compensation cap was $255,000 and the benefit cap was $205,000. The normal form of benefit under the Retirement Plan is an annuity providing monthly payments for the life of the participant and a survivor annuity for the participant’s spouse, if applicable. The normal retirement age under the Retirement Plan is age 65; however, early retirement under the plan is generally available at age 55. For an employee who retires before age 65, benefit payments are reduced for each year that the employee’s age is less than 65.
Supplemental Pension Plan and 2003 Supplemental Pension Plan. Prior to the freeze of benefit accruals on June 30, 2013 and termination of the Supplemental Plans effective December 31, 2013, the purpose of the Supplemental Pension Plan was to provide supplemental retirement benefits using the Retirement Plan formula to employees whose base salary exceeded the statutory compensation cap applicable to the Retirement Plan or whose benefit under the Retirement Plan was limited by the statutory benefit cap applicable to the Retirement Plan. The purpose of the Supplemental Pension Plan of 2003 was to provide additional benefits based on eligible incentive compensation not taken into account under the Retirement Plan or the Supplemental Pension Plan. Eligible incentive compensation for executive officers includes deferred salary under our current executive compensation program and other types of incentive compensation paid in prior years under our prior executive compensation programs. For purposes of determining benefits under the Supplemental Pension Plan of 2003, the amount of an officer’s eligible incentive compensation taken into account is limited in the aggregate to 50% of base salary. Benefits under these plans vested at the same time as benefits under the Retirement Plan, and benefits under these plans typically commence at the later of age 55 or separation from service. The normal retirement age under these plans is age 65; however, early retirement under the plans is generally available at age 55. For employees who retire before age 65, benefit payments are reduced for each year that they are younger than 65 in the same manner as under the Retirement Plan. Mr. Benson and Mr. Bon Salle are the only named executives who participated in the Supplemental Plans.
The table below shows the years of credited service and the present value of accumulated benefits for each named executive under our defined benefit pension plans as of December 31, 2014. See “Termination of Defined Benefit Pension Plans” above for information about our plans to distribute all benefits remaining in our defined benefit pension plans.
Pension Benefits for 2014

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)
Timothy Mayopoulos	Not applicable
David Benson	Retirement Plan	11.3	540,000
	Supplemental Pension Plan	11.3	615,000
	2003 Supplemental Pension Plan	11.3	598,000
Andrew Bon Salle	Retirement Plan	20.7	755,000
	Supplemental Pension Plan	20.7	344,000
	2003 Supplemental Pension Plan	20.7	572,000
Terence Edwards	Not applicable
John Nichols	Not applicable

__________

(1)
Because benefit accruals under the Retirement Plan and the Supplemental Pension Plans were frozen as of June 30, 2013, Mr. Benson’s credited service under these plans was frozen in 2013 at 11.3 years and Mr. Bon Salle’s credit service was frozen at 20.7 years.

(2)
As a result of the termination of the Retirement Plan, Mr. Benson and Mr. Bon Salle will have the choice of receiving benefits under the Retirement Plan in either in a single lump sum payment or in an annuity. Each will receive a single lump sum payment for his benefits under the Supplemental Plans. Using the same assumptions we use for financial reporting under GAAP, the present value of the executives’ benefits under these plans presented in this column have been calculated assuming that each will receive lump sum payments for his benefits under the Supplemental Plans and based on the values that would result if each were to elect to receive 80% of his benefits under the Retirement Plan in a lump sum, and the other 20% in the form of an annuity. Under the terms of the Retirement Plan, the executives will not be able to make such an election and will be required to elect to receive all benefits under the Retirement Plan either in a lump sum or in an annuity. Under the plans, the amount of the lump sum payments and the annuity will be calculated using the benefit reduction factors for early retirement. We have assumed that Mr. Benson and Mr. Bon Salle would begin receiving annuity benefits under the Retirement Plan at the later of the earliest age at which each can retire under the plan or June 30, 2015, consistent with our assumptions used for financial reporting purposes. Even though the terms of the plans provide for a reduction in benefit payments for those electing to receive benefits prior to the normal retirement ages, the actuarial valuations of the present value of Mr. Benson’s and Mr. Bon Salle’s benefits are higher for retirement at age 55 than for retirement at the normal retirement ages, because the reductions in benefit payments specified in the plans do not fully offset the value of the additional years of benefits they would receive by electing to receive benefits earlier. The lump sum post-retirement mortality assumption for the executives is based on the IRS prescribed mortality table for lump sums paid in 2015. The annuities post-retirement mortality assumption is based on the RP-2000 mortality tables with generational mortality improvement projections. For additional information regarding the calculation of present value and the assumptions underlying these amounts, see “Note 12, Employee Retirement Benefits.”

Nonqualified Deferred Compensation
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2014, the annual limit was $260,000). All of our named executives participated in the Supplemental Retirement Savings Plan in 2014.
We credit 8% of the eligible compensation for our named executives that exceeds the applicable IRS annual limit. Eligible compensation in any year consists of base salary plus any eligible incentive compensation (which includes deferred salary) earned for that year, up to a combined maximum of two times base salary. The 8% credit consists of two parts: (1) a 2% credit that will vest after the participant has completed three years of service with us; and (2) a 6% credit that is immediately vested. As discussed above under “Pension Benefits—Termination of Defined Benefit Pension Plans,” because Mr. Benson satisfied the rule of 65, we made an additional credit to the Supplemental Retirement Savings Plan for Mr. Benson equal to 4% of his base salary and deferred salary paid in 2014, capped at two times his base salary for the year and reduced by the IRS annual limit for the year. Employees who satisfied the rule of 65 are eligible to receive this type of credit each year through June 2018.
While the Supplemental Retirement Savings Plan is not funded, amounts credited on behalf of a participant under the Supplemental Retirement Savings Plan are deemed to be invested in mutual fund investments selected by the participant that are similar to the investments offered under our Retirement Savings Plan.
Amounts deferred under the Supplemental Retirement Savings Plan are payable to participants in the January or July following separation from service with us, subject to a six month delay in payment for the 50 most highly-compensated officers. Participants may not withdraw amounts from the Supplemental Retirement Savings Plan while they are employees.
The table below provides information on the nonqualified deferred compensation of the named executives in 2014, all of which was provided pursuant to our Supplemental Retirement Savings Plan.

Nonqualified Deferred Compensation for 2014

Name	Executive Contributions in 2014 ($)	Company Contributions in 2014 ($)(1)	Aggregate Earnings in 2014 ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2014 ($)(3)
Timothy Mayopoulos	—	27,200	22,577	—	359,954
David Benson(4)	—	110,739	3,942	—	158,093
Andrew Bon Salle	—	51,123	1,237	—	66,468
Terence Edwards	—	59,200	30,959	—	375,300
John Nichols	—	51,200	10,438	—	177,557
__________

(1)
All amounts reported in this column as company contributions in the last fiscal year are also reported as 2014 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2014, 2013 and 2012.”

(2)
None of the earnings reported in this column are reported as 2014 compensation in the “Summary Compensation Table for 2014, 2013 and 2012” because the earnings are neither above-market nor preferential.

(3)
Amounts reported in this column for Mr. Mayopoulos include company contributions in 2013 and 2012 to the Supplemental Retirement Savings Plan of $67,569 and $60,000, respectively, that are also reported as compensation for those years, respectively, in the “All Other Compensation” column of the “Summary Compensation Table for 2014, 2013 and 2012.”

Amounts reported in this column for Mr. Benson include company contributions in 2013 to the Supplemental Retirement Savings Plan of $42,900 that are also reported as and 2013 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2014, 2013 and 2012.”
Amounts reported in this column for Mr. Edwards include company contributions in 2013 and 2012 to the Supplemental Retirement Savings Plan of $59,600 and $60,000, respectively, that are also reported as compensation for those years, respectively, in the “All Other Compensation” column of the “Summary Compensation Table for 2014, 2013 and 2012.”
Amounts reported in this column for Mr. Nichols include company contributions in 2013 and 2012 to the Supplemental Retirement Savings Plan of $50,077 and $41,862 that are also reported as 2013 and 2012 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2014, 2013 and 2012.”

(4)
Company contributions for Mr. Benson include the additional credits he receives as a result of satisfying the rule of 65, which are described above under “Pension Benefits—Termination of Defined Benefit Pension Plans.”

Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2014 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. Under the 2014 executive compensation program, a named executive would be entitled to receive a specified portion of his earned but unpaid 2014 deferred salary if his employment was terminated for any reason, other than for cause.

Below we discuss various elements of the named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, or his employment is terminated by the company. We then quantify the amounts that would be paid to our named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2014.

•
Deferred Salary. If a named executive is separated from employment with the company for any reason other than termination for cause (including his death, resignation, retirement or the termination of his employment by the company without cause), he would receive:

•
the earned but unpaid portion of his fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31 of the second year following the performance year, except that the reduction will not apply if the executive is age 65 or older at the time of separation;

•	the earned but unpaid portion of his at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable performance year; and

•
interest on the earned but unpaid portion of his 2014 deferred salary, which accrues at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the deferred salary is earned. For 2014 deferred salary, interest accrues at an annual rate of .065%.

Installment payments of deferred salary would be made on the original payment schedule.
If a named executive’s employment is terminated by the company for cause, he would not receive any of the earned but unpaid portion of his deferred salary. The company may terminate an executive for cause if it determines that the executive has: (a) materially harmed the company by, in connection with the performance of his duties for the company, engaging in gross misconduct or performing his duties in a grossly negligent manner; or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.

•	Retiree Medical Benefits. We currently make certain retiree medical benefits available to our full-time employees who meet certain age and service requirements at the time of retirement.
The table below shows the amounts that would have become payable to each of our named executives if his employment had terminated on December 31, 2014. Because Mr. Mayopoulos did not earn any deferred salary for 2014, he would not be entitled to receive any additional amounts if his employment had terminated on December 31, 2014.
Potential Payments Upon Termination as of December 31, 2014

Name	2014 Fixed Deferred Salary($)(1)	2014 At-Risk Deferred Salary($)(2)	Total ($)
Timothy Mayopoulos
Resignation, retirement, death or termination with or without cause	—	—	—
David Benson
Resignation, retirement, death or termination without cause	1,110,722	900,585	2,011,307
Termination for cause	—	—	—
Andrew Bon Salle
Resignation, retirement, death or termination without cause	637,099	572,680	1,209,779
Termination for cause	—	—	—
Terence Edwards
Resignation, retirement, death or termination without cause	935,968	737,579	1,673,547
Termination for cause	—	—	—
John Nichols
Resignation, retirement, death or termination without cause	703,457	585,380	1,288,837
Termination for cause	—	—	—
__________

(1)
Each named executive other than Mr. Mayopoulos would have received 74% of his 2014 fixed deferred salary, which is the earned but unpaid portion of his 2014 fixed deferred salary as of December 31, 2014, reduced by 2% for each full or partial month by which the named executive’s separation of employment preceded January 31, 2016. Amounts shown in the table include interest payable on the fixed deferred salary. Because Mr. Mayopoulos did not earn any deferred salary for 2014, he had no earned but unpaid fixed deferred salary as of December 31, 2014.

(2)
Each named executive other than Mr. Mayopoulos would have received all of his earned but unpaid 2014 at-risk deferred salary, as determined by FHFA and the Board in early 2015 (that is, his earned but unpaid 2014 at-risk deferred salary target, reduced by the amounts determined by FHFA and the Board in early 2015 as a result of corporate and individual performance). See the “At-Risk Deferred Salary (Performance-Based)” sub-column of the “Summary Compensation Table for 2014, 2013 and 2012” above for the amount of 2014 at-risk deferred salary that was awarded to each named executive. Amounts shown in the table include interest payable on the at-risk deferred salary.

Director Compensation
Our non-management directors receive cash compensation pursuant to a program authorized by FHFA in November 2008. This compensation for the directors is designed to be reasonable, appropriate and commensurate with the duties and responsibilities of their Board service.
The total 2014 compensation for our non-management directors is shown in the table below. Mr. Mayopoulos, our only director who also served as an employee of Fannie Mae during 2014, was not entitled to receive any additional compensation for his service as a director.
2014 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)
Amy E. Alving	160,000
William Thomas Forrester	185,000
Brenda J. Gaines	180,000
Charlynn Goins	170,000
Frederick B. “Bart” Harvey III	160,000
Robert H. Herz	170,000
Philip A. Laskawy	72,500
Diane C. Nordin	166,317
Egbert L. J. Perry	257,500
Jonathan Plutzik	170,000
David H. Sidwell	180,095
__________

(1)
Directors who chair a Board committee or serve on the Audit Committee receive additional fees for their service. Amounts shown in this table reflect that some of our Board members served on the Audit Committee for only part of 2014. In addition, Mr. Perry began serving as non-executive Chairman in March 2014, upon Mr. Laskawy’s resignation from the Board and his role as its Chairman.

Compensation Arrangements for our Non-Management Directors
Our non-management directors receive a retainer at an annual rate of $160,000, with no meeting fees. Committee chairs and Audit Committee members receive an additional retainer at an annual rate of $25,000 for the Audit Committee chair, $15,000 for the Risk Policy & Capital Committee chair and $10,000 for all other committee chairs and each member of the Audit Committee. In recognition of the substantial amount of time and effort necessary to fulfill the duties of non-executive Chairman of the Board, the annual retainer for our non-executive Chairman is $290,000. This retainer was paid on a pro-rated basis in 2014 to Mr. Laskawy for his service as Chairman until March 31, 2014 and to Mr. Perry for his service as Chairman thereafter. Our directors receive no equity compensation.
Additional Arrangements with our Non-Management Directors
Matching Charitable Gifts Program. To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. Under this program, gifts made by employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $2,500 for the 2014 calendar year. No non-employee directors participated in our matching gifts program in 2014.
Stock Ownership Guidelines for Directors. In 2009, our Board eliminated our stock ownership requirements for directors.
Other Expenses. We also pay for or reimburse directors for out-of-pocket expenses incurred in connection with their service on the Board, including travel to and from our meetings, accommodations, meals and training.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under our equity compensation plans. However, we are prohibited from issuing new stock without the prior written consent of Treasury other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement.
Equity Compensation Plan Information

	As of December 31, 2014
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	4,817	(1)	N/A	(2)	11,960,258	(3)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Total	4,817		N/A		11,960,258
__________

(1)
These shares of common stock underlie deferred shares that were issued under the Fannie Mae Stock Compensation Plan of 2003. These shares will become payable to the holder of the deferred shares in accordance with the terms of that plan.

(2)	There is no exercise price associated with the payout of deferred shares.

(3)
Our only plan under which shares remain available for issuance is the 1985 Employee Stock Purchase Plan. Under the terms of our senior preferred stock purchase agreement with Treasury, we may not sell or issue any equity securities without the prior written consent of Treasury, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement.

BENEFICIAL OWNERSHIP
The following table shows the beneficial ownership of our common stock by each of our current directors and the named executives, and all current directors and executive officers as a group, as of February 15, 2015. As of that date, no director or named executive, nor all directors and current executive officers as a group, owned as much as 1% of our outstanding common stock or preferred stock.

	Number of Shares Beneficially Owned(1)
Name and Position	8.25% Non-Cumulative Series T Preferred Stock	Common Stock
Amy E. Alving	0	0
Director
David C. Benson	0	0
Executive Vice President—Chief Financial Officer
Andrew J. Bon Salle	1,000	0
Executive Vice President—Single-Family Business
Terence W. Edwards	0	0
Executive Vice President—Chief Operating Officer
William Thomas Forrester	0	0
Director
Brenda J. Gaines	0	487
Director
Charlynn Goins	0	0
Director
Frederick B. Harvey, III	0	0
Director
Robert H. Herz	0	0
Director
Timothy J. Mayopoulos	0	0
President and Chief Executive Officer
John R. Nichols	0	0
Executive Vice President and Chief Risk Officer
Diane C. Nordin	0	0
Director
Egbert L. J. Perry	0	0
Chairman of the Board
Jonathan Plutzik	0	0
Director
David H. Sidwell	0	0
Director
All directors and current executive officers as a group (20 persons)	2,000	49,369
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
888 Seventh Avenue, 42nd Floor New York, New York 10019
__________

(1)
In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 20, 2015, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

(2)
Information regarding these shares and their holders is based solely on information contained in a Schedule 13D filed with the SEC on November 15, 2013, as amended by an amendment to the Schedule 13D filed on March 31, 2014. The Schedule 13D and its amendment were filed by these holders as well as by Pershing Square GP, LLC. According to the original Schedule 13D Pershing Square Capital Management, L.P., as investment adviser for a number of funds for which it purchased the shares reported in the table above, and PS Management GP, LLC, its general partner, may be deemed to share voting and dispositive power for the shares. Pershing Square GP, LLC, as general partner of two of the funds, may be deemed to share voting and dispositive power for 40,114,044 of the shares reported in the table above, which are held by the two funds. As the Chief Executive Officer of Pershing Square Capital Management, L.P. and managing member of each of PS Management GP, LLC and Pershing Square GP, LLC, William A. Ackman may be deemed to share voting and dispositive power for all of the shares reported in the table above. In the amendment, the parties further reported that certain of them had entered into swap transactions resulting in their having additional economic exposure to approximately 15,434,715 notional shares of common stock under certain cash-settled total return swaps, bringing their total aggregate economic exposure to 131,004,511 shares of common stock (approximately 11.31% of the outstanding common stock).

In the amendment to the Schedule 13D, these parties indicated that they would forgo future reporting on Schedule 13D based on their determination that shares of the common stock are not voting securities as such term is used in Rule 13d-1(i) under the Securities Exchange Act. As a result, the information in the table above does not reflect any acquisitions or dispositions by these holders of Fannie Mae common stock that occurred after March 31, 2014.
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

TRANSACTIONS WITH RELATED PERSONS
Transactions with Treasury
Treasury beneficially owns more than 5% of the outstanding shares of our common stock by virtue of the warrant we issued to Treasury on September 7, 2008. The warrant entitles Treasury to purchase shares of our common stock equal to 79.9% of our outstanding common stock on a fully diluted basis on the date of exercise, for an exercise price of $0.00001 per share, and is exercisable in whole or in part at any time on or before September 7, 2028. We describe below our current agreements with Treasury, as well as payments we are making to Treasury pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and payments we expect to make to Treasury beginning in 2016 pursuant to the GSE Act.

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
As of December 31, 2014, we had received an aggregate of $116.1 billion from Treasury under the senior preferred stock purchase agreement, and the remaining amount of funding available to us under the agreement was $117.6 billion. Through December 31, 2014, we had paid an aggregate of $134.5 billion to Treasury in dividends on the senior preferred stock. We expect to pay Treasury additional senior preferred stock dividends of $1.9 billion for the first quarter of 2015.
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
In June 2014, the Administration announced an extension of the Making Home Affordable Program until at least December 31, 2016. We expect our role as program administrator will continue for some time after the termination of HAMP.
Under our arrangement with Treasury, Treasury has agreed to compensate us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We expect we will have received an aggregate of approximately $380 million from Treasury for our work as program administrator from 2009 through 2014, as well as an additional amount of approximately $99 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. We expect to continue to receive reimbursements from Treasury for our work as program administrator for HAMP and other initiatives under the Making Home Affordable Program in future years, even after the termination of HAMP, through the completion of our role as program administrator.

In January 2015, we announced an additional borrower “pay for performance” incentive of $5,000 for Fannie Mae borrowers whose loans have been modified under HAMP and who remain in good standing in year six of the modification. Treasury will fund certain of these borrower “pay for performance” incentives from the Troubled Asset Relief Program.
Treasury Housing Finance Agency Initiative
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac that established terms under which we, Freddie Mac and Treasury would provide assistance to state and local housing finance agencies (“HFAs”) so that the HFAs could continue to meet their mission of providing affordable financing for both single-family and multifamily housing. Pursuant to this HFA initiative, we, Freddie Mac and Treasury have provided assistance to the HFAs through two primary programs: a temporary credit and liquidity facilities (“TCLF”) program, which was intended to improve the HFAs’ access to liquidity for outstanding HFA bonds, and a new issue bond (“NIB”) program, which was intended to support new lending by the HFAs. We entered into various agreements in 2009 to implement these HFA assistance programs, including several to which Treasury is a party. Pursuant to the TCLF program, Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs, which facilities create a credit and liquidity backstop for the HFAs. Pursuant to the NIB program, Treasury has purchased new securities issued and guaranteed by us and Freddie Mac, which are backed by new housing bonds issued by the HFAs.
In 2011, we entered into an Omnibus Consent to HFA Initiative Program Modifications with Treasury, Freddie Mac and FHFA pursuant to which the parties agreed to specified modifications to the HFA initiative programs, including a three-year extension of the expiration date for the TCLFs from December 2012 to December 2015, and a one-year extension of the expiration date for release of escrowed funds for the NIB program from December 31, 2011 to December 31, 2012. Six HFAs participated in the extension of the TCLF program. Prior to the extension of these HFAs’ TLCFs, each HFA agreed to a plan with Treasury, Fannie Mae and Freddie Mac that included a summary of the methods the HFA will use to reduce TCLF exposure in the future.
The total amount originally established by Treasury for the TCLF program and the NIB program was $23.4 billion: an aggregate of $8.2 billion for the TCLF program (of which $7.7 billion consisted of principal and approximately $500 million consisted of accrued interest) and an aggregate of $15.2 billion for the NIB program (of which $12.4 billion related to single-family bonds and $2.8 billion related to multifamily bonds). The amounts outstanding under these programs have been reduced since the programs were established and will continue to be reduced over time as liquidity facilities under the TCLF program are replaced by the HFAs and as principal payments are received on the mortgage loans financed by the NIB program. As of December 31, 2014, the total amount outstanding for both Fannie Mae and Freddie Mac under the TCLF program was $780 million (of which $737 million consisted of principal and $43 million consisted of accrued interest) and the total unpaid principal amount outstanding for both Fannie Mae and Freddie Mac under the NIB program was $8.4 billion.
We and Freddie Mac administer these programs on a coordinated basis. We issued temporary credit and liquidity facilities and securities backed by HFA bonds on a 50-50 pro rata basis with Freddie Mac under these programs. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of total original principal on a combined program-wide basis, and thereafter we and Freddie Mac each will bear the losses of principal that are attributable to our own portion of the temporary credit and liquidity facilities and the securities that we have issued. Treasury will also bear any losses of unpaid interest under the two programs. Accordingly, as of December 31, 2014, Fannie Mae’s maximum potential risk of loss under these programs, assuming a 100% loss of principal, was $554 million. As of December 31, 2014, there had been no losses of principal or interest under the TCLF program or the NIB program.
Temporary Payroll Tax Cut Continuation Act of 2011
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. We paid $1.3 billion to Treasury in 2014 for our obligations under the TCCA, and as of December 31, 2014 our liability to Treasury for TCCA-related guaranty fees for the fourth quarter of 2014 was $367 million.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases to fund HUD’s Housing Trust Fund and Treasury’s Capital Magnet Fund. In

November 2008, FHFA directed us not to set aside or allocate funds for the Housing Trust Fund and Capital Magnet Fund until further notice. In December 2014, FHFA ended its temporary suspension of allocations to the Housing Trust Fund and the Capital Magnet Fund and directed us to begin making contributions to these funds pursuant to the GSE Act. Based on FHFA’s directive, we expect to make our first allocation to the funds on or before February 29, 2016, based on the amount of our new business purchases in 2015. If this requirement had been in effect during fiscal year 2014, we estimate that we would have incurred approximately $172 million of expense related to the allocation of these funds. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Affordable Housing Allocations” for more information regarding these allocations.
Transactions involving The Integral Group LLC
Egbert L. J. Perry, who is the Chairman of our Board and who has been a member of our Board since December 2008, is the Chairman, Chief Executive Officer and controlling member of The Integral Group LLC, referred to as Integral. Over the past twelve years, our Multifamily business has invested indirectly in certain limited partnerships or limited liability companies that are controlled and managed by entities affiliated with Integral, in the capacity of general partner or managing member, as the case may be. These limited partnerships or limited liability companies are referred to as the Integral Property Partnerships. The Integral Property Partnerships own and manage LIHTC properties. We also hold multifamily mortgage loans made to borrowing entities sponsored by Integral. We believe that Mr. Perry has no material direct or indirect interest in these transactions, and therefore disclosure of these transactions in this report is not required pursuant to Item 404 of Regulation S-K. In addition, as described in “Director Independence—Our Board of Directors” below, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.
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
Our Board of Directors
Our Board of Directors, with the assistance of the Nominating & Corporate Governance Committee, has reviewed the independence of all current Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board contained in our Corporate Governance Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our non-employee directors meet the director independence standards of our Guidelines and the NYSE, and that each of the following ten directors is independent: Egbert L. J. Perry, Amy E. Alving, William Thomas Forrester,

Brenda J. Gaines, Charlynn Goins, Frederick B. Harvey III, Robert H. Herz, Diane C. Nordin, Jonathan Plutzik and David H. Sidwell.
In determining the independence of each of these Board members, the Board of Directors considered the following relationships in addition to those addressed by the standards contained in our Guidelines as set forth above:

•
Certain of these Board members and an immediate family member of another Board member serve as directors or advisory Board members of other companies that engage in business with Fannie Mae. In each of these cases, the Board members and the immediate family member are only directors or advisory Board members of these other companies. In addition, in most instances, the payments made by or to Fannie Mae pursuant to these relationships during the past five years fell below our Guidelines’ thresholds of materiality for a Board member that is a current executive officer, employee, controlling shareholder or partner of a company engaged in business with Fannie Mae. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
Two Board members serve as Board members of charitable organizations that have received fees from Fannie Mae. The amount of these fees fell substantially below our Guidelines’ thresholds of materiality for a Board member who is a current trustee or board member of a charitable organization that receives donations from Fannie Mae. In light of this fact, the Board of Directors has concluded that these relationships with the charitable organizations are not material to the independence of these Board members.

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

•
Mr. Perry is an executive officer and majority member of The Integral Group LLC, which has had multiple indirect business relationships with Fannie Mae during the past five years. These business relationships include the following:

•
Since 2006, Fannie Mae has held six multifamily mortgage loans made to six borrowing entities sponsored by Integral. During 2014, Integral paid off four of these loans, and only two remain. In each case, Integral participates in the borrowing entity as a general partner of the limited partnership, or as a managing member of the limited liability company, as the case may be, and holds a 0.01% economic interest in such entity. The aggregate unpaid principal balance of the remaining loans as of December 31, 2014 constituted approximately 2% of Integral’s total debt outstanding. The borrowing entities have made interest payments on these loans. The total amount of these interest payments did not exceed $1 million in any of the last five years.

•
Fannie Mae has invested as a limited partner or member in certain LIHTC funds that in turn have invested as a limited partner or member in various Integral Property Partnerships, which are lower-tier project partnerships or limited liability companies that own LIHTC properties. Integral participates indirectly as a member or the general partner of the Integral Property Partnerships (each a “Project General Partner”). The Integral Property Partnerships construct, develop and manage housing projects, a portion of which includes affordable housing units. Each Project General Partner and its affiliates earn certain fees each year in connection with those project activities, and such fees are paid from income generated by the project (other than certain developer fees paid from development sources). Fannie Mae’s indirect investments in the Integral Property Partnerships, through the LIHTC funds, have not resulted in any direct payments by Fannie Mae to any Project General Partner or its affiliates, including Integral. Fannie Mae’s indirect equity investment in the Integral Property Partnerships as of December 31, 2014 constituted approximately 4% of the total capitalization and approximately 8% of the total equity in all of the Integral Property Partnerships.

The aggregate debt service and other required payments made, directly and indirectly, to or on behalf of Fannie Mae pursuant to these relationships with Integral for each of the past five years fall below our Guidelines’ thresholds of materiality for a Board member who is a current executive officer, employee, controlling shareholder or partner of a company that engages in business with Fannie Mae. In addition, as a limited partner or member in the LIHTC funds, which in turn are limited partners in the Integral Property Partnerships, Fannie Mae has no direct dealings with Integral or Mr. Perry and has not been involved in the management of the Integral Property Partnerships. Mr. Perry also was not generally aware of the identity of the limited partners or members of the LIHTC funds, as Integral sells the partnership or LLC interests to syndicators who, in turn, syndicate these interests to limited partners or members of their choosing. Further, Integral has not accepted additional equity investments from Fannie Mae since Mr. Perry joined the Board. Fannie Mae is not currently making additional equity investments in the LIHTC market and Mr. Perry has informed Fannie Mae that Integral does not intend to seek debt financing specifically to be purchased by Fannie Mae. Based on the foregoing, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.
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
Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2014 and 2013. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the PCAOB and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP in 2014 and 2013, including fees for the 2014 and 2013 audits.

	For the Year Ended December 31,
Description of Fees	2014	2013
Audit fees	$33,300,000	$35,500,000
Audit-related fees(1)	247,000	1,675,000
Total fees	$33,547,000	$37,175,000
__________

(1)	Consists of fees billed for attest-related services on debt offerings, securitization transactions and compliance with the covenants in the senior preferred stock purchase agreement with Treasury.
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
In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2014 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chairman, Mr. Forrester, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche outside of the scope of the integrated audit must be approved by the conservator.
In 2014, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

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
Date: February 20, 2015

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

Signature	Title	Date

/s/ Egbert L. J. Perry	Chairman of the Board of Directors	February 20, 2015
Egbert L. J. Perry

/s/ Timothy J. Mayopoulos	President and Chief Executive Officer	February 20, 2015
Timothy J. Mayopoulos	and Director

/s/ David C. Benson	Executive Vice President and	February 20, 2015
David C. Benson	Chief Financial Officer

/s/ Gregory A. Fink	Senior Vice President and Controller	February 20, 2015
Gregory A. Fink

/s/ Amy E. Alving	Director	February 20, 2015
Amy E. Alving

Signature	Title	Date

/s/ William Thomas Forrester	Director	February 20, 2015
William Thomas Forrester

/s/ Brenda J. Gaines	Director	February 20, 2015
Brenda J. Gaines

/s/ Charlynn Goins	Director	February 20, 2015
Charlynn Goins

/s/ Frederick B. Harvey III	Director	February 20, 2015
Frederick B. Harvey III

/s/ Robert H. Herz	Director	February 20, 2015
Robert H. Herz

/s/ Diane C. Nordin	Director	February 20, 2015
Diane C. Nordin

/s/ Jonathan Plutzik	Director	February 20, 2015
Jonathan Plutzik

/s/ David H. Sidwell	Director	February 20, 2015
David H. Sidwell

INDEX TO EXHIBITS

Item	Description
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

4.17
Amended and Restated Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, amended and restated as of September 27, 2012 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended September 30, 2012, filed November 7, 2012.)

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

10.3
Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

10.4
Federal National Mortgage Association Supplemental Pension Plan, as amended on November 20, 2007† (Incorporated by reference to Exhibit 10.6 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

10.5
Amendment to Fannie Mae Supplemental Pension Plan for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

10.6
Amendment to Fannie Mae Supplemental Pension Plan, executed December 22, 2008† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

10.7
Amendment, effective June 30, 2013, to Fannie Mae Supplemental Pension Plan† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended September 30, 2013, filed November 7, 2013.)

10.8
Amendment, effective December 31, 2013, to Fannie Mae Supplemental Pension Plan† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2013, filed February 21, 2014.)

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

10.14
Amendment, effective June 30, 2013, to Fannie Mae Supplemental Pension Plan of 2003† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended September 30, 2013, filed November 7, 2013.)

10.15
Amendment, effective December 31, 2013, to Fannie Mae Supplemental Pension Plan of 2003† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2013, filed February 21, 2014.)

10.16
Fannie Mae Stock Compensation Plan of 2003, as amended through December 14, 2007† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 000-50231) for the year ended December 31, 2012, filed April 2, 2013.)

10.17
Amendment to Fannie Mae Stock Compensation Plan of 2003, as amended, for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.28 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

10.18
2009 Amendment to Fannie Mae Stock Compensation Plans of 1993 and 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed November 5, 2009.)

10.19
Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended June 30, 2008, filed August 8, 2008.)

10.20
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

10.22
Amendment to Fannie Mae Supplemental Retirement Savings plan for 2012 Executive Compensation Program, adopted May 18, 2012† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2012, filed August 8, 2012.)

10.23
Amendment, effective July 1, 2013, to Fannie Mae Supplemental Retirement Savings Plan† (Incorporated by reference to Exhibit 10.4 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended September 30, 2013, filed November 7, 2013.)

10.24
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

10.25
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

Item	Description
10.26
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

10.27
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

10.28
Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010.)

10.29
Letter Agreement between Timothy J. Mayopoulos and Fannie Mae, effective as of June 18, 2012† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed June 5, 2012.)

10.30
Memorandum of Understanding among the Department of the Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed October 23, 2009.)

10.31
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity (deficit) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities (in conservatorship) as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2015, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 20, 2015

FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$22,023	$19,228
Restricted cash (includes $27,515 and $23,982, respectively, related to consolidated trusts)	32,542	28,995
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,950	38,975
Investments in securities:
Trading, at fair value	31,504	30,768
Available-for-sale, at fair value (includes $596 and $998, respectively, related to consolidated trusts)	30,654	38,171
Total investments in securities	62,158	68,939
Mortgage loans:
Loans held for sale, at lower of cost or fair value	331	380
Loans held for investment, at amortized cost:
Of Fannie Mae	272,360	300,159
Of consolidated trusts (includes $15,629 and $14,268, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $0 and $442, respectively)	2,782,344	2,769,547
Total loans held for investment	3,054,704	3,069,706
Allowance for loan losses	(35,541)	(43,846)
Total loans held for investment, net of allowance	3,019,163	3,025,860
Total mortgage loans	3,019,494	3,026,240
Accrued interest receivable, net (includes $7,169 and $7,271, respectively, related to consolidated trusts)	8,193	8,319
Acquired property, net	10,618	11,621
Deferred tax assets, net	42,206	47,560
Other assets (includes cash pledged as collateral of $1,646 and $1,590, respectively)	19,992	20,231
Total assets	$3,248,176	$3,270,108
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,282 and $8,276, respectively, related to consolidated trusts)	$10,232	$10,553
Federal funds purchased and securities sold under agreements to repurchase	50	—
Debt:
Of Fannie Mae (includes $6,403 and $1,308, respectively, at fair value)	460,443	529,434
Of consolidated trusts (includes $19,483 and $14,976, respectively, at fair value)	2,761,712	2,705,089
Other liabilities (includes $503 and $488, respectively, related to consolidated trusts)	12,019	15,441
Total liabilities	3,244,456	3,260,517
Commitments and contingencies (Note 19)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized— 555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, 1,158,082,750 and 1,158,080,657 shares outstanding, respectively	687	687
Accumulated deficit	(127,618)	(121,227)
Accumulated other comprehensive income	1,733	1,203
Treasury stock, at cost, 150,679,953 and 150,682,046 shares, respectively	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	3,680	9,541
Noncontrolling interest	40	50
Total equity (See Note 1: Senior Preferred Stock and Warrant Issued to Treasury and (Loss) Earnings per Share for information on our dividend obligation to Treasury)	3,720	9,591
Total liabilities and equity	$3,248,176	$3,270,108

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Interest income:
Trading securities	$553	$779	$989
Available-for-sale securities	1,622	2,357	3,299
Mortgage loans (includes $101,835, $101,448, and $110,451, respectively, related to consolidated trusts)	112,120	114,238	124,706
Other	110	175	196
Total interest income	114,405	117,549	129,190
Interest expense:
Short-term debt	94	131	152
Long-term debt (includes $85,835, $84,751, and $95,612, respectively, related to consolidated trusts)	94,343	95,014	107,537
Total interest expense	94,437	95,145	107,689
Net interest income	19,968	22,404	21,501
Benefit for credit losses	3,964	8,949	852
Net interest income after benefit for credit losses	23,932	31,353	22,353
Investment gains (losses), net	936	1,127	(226)
Fair value (losses) gains, net	(4,833)	2,959	(2,977)
Debt extinguishment gains (losses), net	66	131	(244)
Fee and other income	5,887	3,930	1,487
Non-interest income (loss)	2,056	8,147	(1,960)
Administrative expenses:
Salaries and employee benefits	1,321	1,218	1,195
Professional services	1,076	910	766
Occupancy expenses	203	189	188
Other administrative expenses	177	228	218
Total administrative expenses	2,777	2,545	2,367
Foreclosed property expense (income)	142	(2,839)	(254)
Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) fees	1,375	1,001	238
Other expenses, net	544	226	822
Total expenses	4,838	933	3,173
Income before federal income taxes	21,150	38,567	17,220
(Provision) benefit for federal income taxes	(6,941)	45,415	—
Net income	14,209	83,982	17,220
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	494	693	1,735
Other	36	126	(116)
Total other comprehensive income	530	819	1,619
Total comprehensive income	14,739	84,801	18,839
Less: Comprehensive (income) loss attributable to noncontrolling interest	(1)	(19)	4
Total comprehensive income attributable to Fannie Mae	$14,738	$84,782	$18,843
Net income	$14,209	$83,982	$17,220
Less: Net (income) loss attributable to noncontrolling interest	(1)	(19)	4
Net income attributable to Fannie Mae	$14,208	$83,963	$17,224
Dividends distributed or available for distribution to senior preferred stockholder (Note 11)	(15,323)	(85,419)	(15,827)
Net (loss) income attributable to common stockholders (Note 11)	$(1,115)	$(1,456)	$1,397
(Loss) earnings per share:
Basic	$(0.19)	$(0.25)	$0.24
Diluted	(0.19)	(0.25)	0.24
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762
Diluted	5,762	5,762	5,893

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows (used in) provided by operating activities:
Net income	$14,209	$83,982	$17,220
Reconciliation of net income to net cash (used in) provided by operating activities:
Amortization of cost basis adjustments	(4,265)	(5,104)	(2,335)
Benefit for credit losses	(3,964)	(8,949)	(852)
Valuation gains	(2,159)	(2)	(1,345)
Current and deferred federal income taxes	4,126	(47,766)	10
Net change in trading securities	(2,666)	1,575	31,972
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(4,510)	(6,024)	(6,009)
Other, net	(2,109)	(4,809)	(1,660)
Net cash (used in) provided by operating activities	(1,338)	12,903	37,001
Cash flows provided by investing activities:
Purchases of trading securities held for investment	—	(7,521)	(3,216)
Proceeds from maturities and paydowns of trading securities held for investment	1,358	2,491	3,508
Proceeds from sales of trading securities held for investment	1,668	14,585	3,861
Proceeds from maturities and paydowns of available-for-sale securities	5,853	10,116	12,636
Proceeds from sales of available-for-sale securities	3,265	15,497	1,306
Purchases of loans held for investment	(132,650)	(195,386)	(210,488)
Proceeds from repayments and sales of loans acquired as held for investment of Fannie Mae	26,719	48,875	31,322
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	388,348	631,088	797,331
Net change in restricted cash	(3,547)	38,924	(17,122)
Advances to lenders	(100,045)	(139,162)	(144,064)
Proceeds from disposition of acquired property and preforeclosure sales	25,476	38,349	38,685
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	8,025	(6,475)	13,500
Other, net	197	1,373	434
Net cash provided by investing activities	224,667	452,754	527,693
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	380,282	372,361	736,065
Payments to redeem debt of Fannie Mae	(450,140)	(459,745)	(854,111)
Proceeds from issuance of debt of consolidated trusts	275,353	409,979	396,513
Payments to redeem debt of consolidated trusts	(405,505)	(707,544)	(832,537)
Payments of cash dividends on senior preferred stock to Treasury	(20,594)	(82,452)	(11,608)
Proceeds from senior preferred stock purchase agreement with Treasury	—	—	4,571
Other, net	70	(145)	(9)
Net cash used in financing activities	(220,534)	(467,546)	(561,116)
Net increase (decrease) in cash and cash equivalents	2,795	(1,889)	3,578
Cash and cash equivalents at beginning of period	19,228	21,117	17,539
Cash and cash equivalents at end of period	$22,023	$19,228	$21,117
Cash paid during the period for:
Interest	$108,667	$109,240	$119,259
Income taxes	2,815	2,350	—
Non-cash activities:
Net mortgage loans acquired by assuming debt	$190,151	$433,007	$537,862
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	113,611	179,097	165,272
Transfers from advances to lenders to loans held for investment of consolidated trusts	93,909	137,074	133,554
Net transfers from mortgage loans to acquired property	24,742	34,024	46,981

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non Controlling Interest	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of December 31, 2011	1	556	1,158	$112,578	$19,130	$687	$—	$(128,381)	$(1,235)	$(7,403)	$53	$(4,571)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(8)	(8)
Comprehensive income:
Net income	—	—	—	—	—	—	—	17,224	—	—	(4)	17,220
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $702)	—	—	—	—	—	—	—	—	1,289	—	—	1,289
Reclassification adjustment for losses included in net income (net of tax of $241)	—	—	—	—	—	—	—	—	446	—	—	446
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(116)	—	—	(116)
Total comprehensive income												18,839
Senior preferred stock dividends	—	—	—	—	—	—	1	(11,609)	—	—	—	(11,608)
Increase to senior preferred liquidation preference	—	—	—	4,571	—	—	—	—	—	—	—	4,571
Other	—	—	—	—	—	—	(1)	—	—	2	—	1
Balance as of December 31, 2012	1	556	1,158	117,149	19,130	687	—	(122,766)	384	(7,401)	41	7,224
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Comprehensive income:
Net income	—	—	—	—	—	—	—	83,963	—	—	19	83,982
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $529)	—	—	—	—	—	—	—	—	983	—	—	983
Reclassification adjustment for gains included in net income (net of tax of $157)	—	—	—	—	—	—	—	—	(290)	—	—	(290)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $68)	—	—	—	—	—	—	—	—	126	—	—	126
Total comprehensive income												84,801
Senior preferred stock dividends	—	—	—	—	—	—	—	(82,452)	—	—	—	(82,452)
Other	—	—	—	—	—	—	—	28	—	—	—	28
Balance as of December 31, 2013	1	556	1,158	117,149	19,130	687	—	(121,227)	1,203	(7,401)	50	9,591
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Comprehensive income:
Net income	—	—	—	—	—	—	—	14,208	—	—	1	14,209
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $389)	—	—	—	—	—	—	—	—	722	—	—	722
Reclassification adjustment for gains included in net income (net of tax of $123)	—	—	—	—	—	—	—	—	(228)	—	—	(228)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $20)	—	—	—	—	—	—	—	—	36	—	—	36
Total comprehensive income												14,739
Senior preferred stock dividends	—	—	—	—	—	—	—	(20,594)	—	—	—	(20,594)
Other	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Balance as of December 31, 2014	1	556	1,158	$117,149	$19,130	$687	$—	$(127,618)	$1,733	$(7,401)	$40	$3,720
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
The conservatorship has no specified termination date and there continues to be significant uncertainty regarding our future, including how long we will continue to exist in our current form, the extent of our role in the market, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

is terminated and whether we will continue to exist following conservatorship. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. We are not aware of any plans of FHFA to significantly change our business model or capital structure in the near term.
Senior Preferred Stock and Warrant Issued to Treasury
Senior Preferred Stock
On September 7, 2008, we, through FHFA in its capacity as conservator, entered into a senior preferred stock purchase agreement with Treasury. This agreement was amended and restated on September 26, 2008. The amended and restated agreement was subsequently amended on May 6, 2009, December 24, 2009 and August 17, 2012.
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. As of December 31, 2014 and 2013, we have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of December 31, 2014. As of December 31, 2014, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
In August 2012, we, through FHFA acting on our behalf in its capacity as conservator, entered into an amendment to the senior preferred stock purchase agreement with Treasury. The amendment included, among other things, the following revisions:

•
Dividends. The method for calculating the amount of dividends we are required to pay Treasury on the senior preferred stock changed as of January 1, 2013. Effective January 1, 2013, when, as and if declared, the amount of dividends payable on the senior preferred stock for a dividend period is determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. If our net worth does not exceed the applicable capital reserve amount as of the end of a fiscal quarter, then no dividend amount will accrue or be payable for the applicable dividend period. The capital reserve amount was $3.0 billion, $2.4 billion and $1.8 billion for dividend periods in 2013, 2014 and 2015, respectively, and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period thereafter, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

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
On December 31, 2014, we paid Treasury a dividend of $4.0 billion based on our net worth as of September 30, 2014. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the first quarter of 2015 of $1.9 billion, based on our net worth of $3.7 billion as of December 31, 2014 less the applicable capital reserve amount of $1.8 billion.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrant Issued to Treasury
On September 7, 2008, we issued a warrant to Treasury giving it the right to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date Treasury exercises the warrant. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted loss per share. The weighted-average shares of common stock outstanding for 2014, 2013 and 2012 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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
We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt. Our ability to issue long-term debt has been strong primarily due to actions taken by the federal government to support us.
We believe that continued federal government support of our business, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in federal government support of our business or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations. In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations.
In 2011, the Administration released a report to Congress on ending the conservatorships of the GSEs and reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In August 2013, the White House released a paper confirming that a core principle of the Administration’s housing policy priorities is to wind down Fannie Mae and Freddie Mac through a responsible transition. In January 2015, the White House reaffirmed the Administration’s view that housing finance reform should include ending Fannie Mae and Freddie Mac’s business model.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ consolidated financial statements.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2014,

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties.
Our administrative expenses were reduced by $71 million, $92 million and $96 million for the years ended December 31, 2014, 2013 and 2012, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the years ended December 31, 2014 and 2013, we made tax payments of $2.8 billion and $2.4 billion, respectively, to the Internal Revenue Service (“IRS”), a bureau of Treasury. We did not make any tax payments for the year ended December 31, 2012.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through two primary programs: a temporary credit and liquidity facilities (“TCLF”) program and a new issue bond (“NIB”) program. Pursuant to the TCLF program, Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac which create a credit and liquidity backstop for the HFAs. Pursuant to the NIB program, Treasury has purchased new securities issued and guaranteed by us and Freddie Mac, which are backed by new housing bonds issued by the HFAs.
Under the TCLF program, we had $390 million and $821 million outstanding, which includes principal and interest, of standby credit and liquidity support as of December 31, 2014 and 2013, respectively. Under the NIB program, we had $4.2 billion and $4.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs as of December 31, 2014 and 2013, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of December 31, 2014, there had been no losses of principal or interest under the TCLF program or the NIB program.
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
The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our consolidated statements of operations and comprehensive income. We recognized $1.4 billion, $1.0 billion, and $238 million as TCCA fees for the years ended December 31, 2014, 2013 and 2012, respectively. We remitted $1.3 billion, $829 million, and $104 million in TCCA-related guaranty fees to Treasury for our quarterly obligations during the years ended December 31, 2014, 2013 and 2012, respectively. For the three months ended December 31, 2014, we have incurred $367 million in TCCA-related guaranty fees that have not been remitted to Treasury.
As of December 31, 2014 and 2013, we held Freddie Mac mortgage-related securities with a fair value of $6.9 billion and $8.7 billion, respectively, and accrued interest receivable of $26 million and $35 million, respectively. We recognized interest income on these securities held by us of $283 million, $387 million and $551 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
The Housing and Economic Recovery Act of 2008 authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our consolidated statements of operations and comprehensive income of $108 million, $109 million and $91 million for the years ended December 31, 2014, 2013 and 2012.
In October 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company formed to design, develop, build and ultimately operate a common securitization platform. In connection with the establishment of CSS, we entered into a Limited Liability Company Agreement with Freddie Mac and secured new office space. In November 2014, Fannie Mae and Freddie Mac executed agreements pertaining to CSS, which

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

provide further details regarding the rights, obligations and understandings between us, Freddie Mac and CSS. For the year ended December 31, 2014, we contributed $43 million of capital into CSS. No other transactions outside of normal business activities have occurred between us and Freddie Mac during the years ended December 31, 2014, 2013 or 2012.
Use of Estimates
Preparing consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments and other assets and liabilities, recoverability of our deferred tax assets, and allowance for loan losses. Actual results could be different from these estimates.
We continually monitor prepayment, delinquency, modification, default and loss severity trends and periodically make changes in our historically developed assumptions to better reflect present conditions of loan performance. In the three months ended September 30, 2014, we updated the model and the assumptions used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses. In addition to incorporating recent loan performance, this update better captures regional variations in expected future cash flows, particularly with respect to expectations of future home prices. This update resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $600 million.
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
As of March 31, 2013, we concluded that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. This conclusion was based upon significant positive evidence of our ability to generate sufficient taxable income and utilize our net operating loss carryforwards. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that were expected to be released against income before federal income taxes for the remainder of the year. As of December 31, 2013, we retained a $525 million valuation allowance that pertains to our capital loss carryforwards, which we believe will likely expire unused. The release of the valuation allowance resulted in the recognition of $58.3 billion in benefit for income taxes in our consolidated statement of operations and comprehensive income. See “Note 10, Income Taxes” for additional information regarding the factors that led to our conclusion to release the valuation allowance against our deferred tax assets.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Measurement of Consolidated Assets and Liabilities
When we are the transferor of assets into a VIE that we consolidate at the time of the transfer, we continue to recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if we had not transferred them, and no gain or loss is recognized. For all other VIEs that we consolidate (that is, those for which we are not the transferor), we recognize the assets and liabilities of the VIE in our consolidated financial statements at fair value, and we recognize a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests, and (2) the net amount of the fair value of the assets and liabilities consolidated. However, for the securitization trusts established under our lender swap program, no gain or loss is recognized if the trust is consolidated at formation as there is no difference in the respective fair value of (1) and (2) above. We record gains or losses that are associated with the consolidation of VIEs as “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.
If we cease to be deemed the primary beneficiary of a VIE, we deconsolidate the VIE. We use fair value to measure the initial cost basis for any retained interests that are recorded upon the deconsolidation of a VIE. Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded as “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. The difference between the carrying basis of the assets transferred and the fair value of the proceeds from the sale is recorded as a component of “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income. Retained interests are primarily derived from transfers associated with our portfolio securitizations in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the Fannie Mae MBS included in the “Investments in Securities” section of this note.
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
In the presentation of our consolidated statements of cash flows, we present cash flows from derivatives that do not contain financing elements and mortgage loans held for sale as operating activities. We present cash flows from federal funds sold and securities purchased under agreements to resell or similar arrangements as investing activities and cash flows from federal funds purchased and securities sold under agreements to repurchase as financing activities. We classify cash flows related to dollar roll transactions that do not meet the requirements to be accounted for as secured borrowings as purchases and sales of securities in investing activities. We classify cash flows from trading securities based on their nature and purpose. Effective January 1, 2014, we classify all cash flows from trading securities (U.S. Treasury securities and mortgage-related securities purchased subsequent to December 31, 2013) as operating activities as we do not intend to hold the securities for investment. We classify cash flows from mortgage-related trading securities purchased prior to January 1, 2014 that we intend to hold for investment as investing activities.
For consolidated trusts, we classify cash flows related to mortgage loans held by our consolidated trusts as either investing activities (for principal repayments) or operating activities (for interest received from borrowers included as a component of our net income). Cash flows related to debt securities issued by consolidated trusts are classified as either financing activities (for repayments of principal to certificateholders) or operating activities (for interest payments to certificateholders included as a component of our net income). We distinguish between the payments and proceeds related to the debt of Fannie Mae and the debt of consolidated trusts, as applicable. We present our non-cash activities in the consolidated statements of cash flows at the associated unpaid principal balance.
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
Investments in Securities
Securities Classified as Available-for-Sale or Trading
We classify and account for our securities as either available-for-sale (“AFS”) or trading. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income. We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value (losses) gains, net” in our consolidated statements of operations and comprehensive income. We include interest and dividends on securities in our consolidated statements of operations and comprehensive income. Interest income includes the amortization of cost basis adjustments, including premiums and discounts, recognized as a yield adjustment using the interest method over the contractual term of the security. When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities. As of December 31, 2014, we do not have any securities classified as held-to-maturity, although we may elect to do so in the future.
Fannie Mae MBS included in “Investments in securities”
When we own Fannie Mae MBS issued by unconsolidated trusts, we do not derecognize any components of the guaranty assets, guaranty obligations, or any other outstanding recorded amounts associated with the guaranty transaction because our contractual obligation to the MBS trust remains in force until the trust is liquidated. We determine the fair value of Fannie

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mae MBS based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. We disclose the aggregate amount of Fannie Mae MBS held as “Investments in securities” in our consolidated balance sheets. The unamortized obligation to stand ready to perform over the term of our guaranty and any incurred credit losses that relate to Fannie Mae MBS held as “Investments in securities” is included in “Other liabilities.” Upon subsequent sale of a Fannie Mae MBS, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting as prior to the sale of Fannie Mae MBS, as no new assets were retained and no new liabilities have been assumed upon the subsequent sale. The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $797 million and $1.1 billion as of December 31, 2014 and 2013, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
Other-Than-Temporary Impairment of Debt Securities
We evaluate available-for-sale securities for other-than-temporary impairment on a quarterly basis. An other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. In such cases, we recognize in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income the entire difference between the amortized cost basis of the security and its fair value. An other-than-temporary impairment is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend to sell the security or it is not more likely than not we will be required to sell the security before recovery. We separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income, and the amount related to all other factors, which we recognize in “Other comprehensive income,” net of taxes.
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
In periods after we recognize an other-than-temporary impairment of debt securities, we use the prospective interest method to recognize interest income. Under the prospective interest method, we calculate a new effective yield for subsequent recognition of interest income and measurement of impairment when we determine that there has been a significant increase in expected or actual cash flows. We consider a significant increase in cash flows to be at least a 10% increase over two consecutive quarters of the expected or actual cash flows. We calculate the new effective yield by using the new cost basis and the significantly increased actual or expected cash flows.
Mortgage Loans
Loans Held for Sale
When we acquire mortgage loans that we intend to sell or securitize via trusts that will not be consolidated, we classify the loans as held for sale (“HFS”). We report HFS loans at the lower of cost or fair value. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income. We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Purchased premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any lower of cost or fair value adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.

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
We report HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and allowance for loan losses. We recognize interest income on HFI loans on an accrual basis using the interest method over the contractual life of the loan, including the amortization of any deferred cost basis adjustments, such as the premium or discount at acquisition, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.
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
We do not include principal or past due interest forgiveness as part of our loss mitigation programs, and as a result, we do not charge off any outstanding principal or accrued interest amounts at the time of loan modification. We believe that the loan underwriting activities we perform as a part of our loan modification process coupled with the borrower’s successful performance during any required trial period provide us reasonable assurance regarding the collectibility of the principal and interest due in accordance with the loan’s modified terms, which include any past due interest amounts that are capitalized as principal at the time of modification. As such, the loan is returned to accrual status when the loan modification is completed (i.e., at the end of the trial period), and we accrue interest thereafter in accordance with our interest accrual policy. If the loan was on nonaccrual status prior to entering the trial period, it remains on nonaccrual status until the borrower demonstrates performance via the trial period and the modification is finalized.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Allowance for Loan Losses and Reserve for Guaranty Losses
Our allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our allowance for loan losses, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and accrued interest recognized while the loan was on accrual status and any applicable cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. We recognize incurred losses by recording a charge to the provision for loan losses, which is a component of “Benefit for credit losses” in our consolidated statements of operations and comprehensive income.
The reserve for guaranty losses is a liability account which is a component of “Other liabilities” in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS and our agreements to purchase credit-impaired loans from lenders under the terms of our long-term standby commitments. As a result, the reserve for guaranty losses considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. The reserve for guaranty losses was $1.2 billion and $1.4 billion as of December 31, 2014 and 2013, respectively.
We recognize incurred losses by recording a charge to the provision for guaranty losses, which is a component of “Benefit for credit losses,” in our consolidated statements of operations and comprehensive income.
Single-Family Loans
We recognize credit losses related to groups of similar single-family HFI loans that are not individually impaired when (1) available information as of each balance sheet date indicates that it is probable a loss has occurred and (2) the amount of the loss can be reasonably estimated. We aggregate such loans, based on similar risk characteristics, for purposes of estimating incurred credit losses and establish a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate. The estimate takes into account multiple factors which include but are not limited to origination year, loan product type, mark-to-market LTV ratio, and delinquency status. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. In determining our collective reserve, we base our allowance methodology on historical events and trends, such as loss severity (in event of default), default rates, and recoveries from mortgage insurance contracts and other credit enhancements that provide loan level loss coverage and are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction. We use recent regional historical sales and appraisal information, including the sales of our own foreclosed properties, to develop our loss severity estimates for all loan categories. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.
We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. The excess of a loan’s unpaid principal balance, accrued interest, and any applicable cost basis adjustments (“our total exposure”) over the fair value of the assets received is treated as a charge-off loss that is

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

deducted from the allowance for loan losses or reserve for guaranty losses. The amount charged off also considers estimated proceeds from primary mortgage insurance or other credit enhancements that are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction as a recovery of our total exposure, up to the amount of loss recognized as a charge-off. We record additional proceeds from primary mortgage insurance and credit enhancements in excess of our total exposure as a recovery of any forgone contractually past due interest, and then as an offset to the expenses recorded in “Foreclosed property expense (income)” in our consolidated statements of operations and comprehensive income when received.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Acquired Property, Net
We recognize foreclosed property (i.e., “Acquired property, net”) upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property expense (income)” in our consolidated statements of operations and comprehensive income.
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
We recognize a loss for any subsequent write-down of the property to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property expense (income)” in our consolidated statements of operations and comprehensive income. We recognize a recovery for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize gains or losses on sales of foreclosed property through “Foreclosed property expense (income)” in our consolidated statements of operations and comprehensive income.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt
Our consolidated balance sheets contain debt of Fannie Mae as well as debt of consolidated trusts. We report debt issued by us as “Debt of Fannie Mae” and by consolidated trusts as “Debt of consolidated trusts.” Debt issued by us represents debt that we issue to third parties to fund our general business activities. The debt of consolidated trusts represents the amount of Fannie Mae MBS issued from such trusts which is held by third-party certificateholders and prepayable without penalty at any time. We report deferred items, including premiums, discounts and other cost basis adjustments, as adjustments to the related debt balances in our consolidated balance sheets. We remeasure the carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency into U.S. dollars using foreign exchange spot rates as of the balance sheet dates and report any associated gains or losses as a component of “Fair value (losses) gains, net” in our consolidated statements of operations and comprehensive income.
We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We recognize the amortization of premiums, discounts and other cost basis adjustments through interest expense using the effective interest method usually over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. We remeasure interest expense for debt denominated in a foreign currency into U.S. dollars using the daily spot rates. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the daily spot rates used to record the interest expense is a foreign currency transaction gain or loss for the period and is recognized as a component of “Fair value (losses) gains, net” in our consolidated statements of operations and comprehensive income.
When we purchase a Fannie Mae MBS issued from a consolidated single-class securitization trust, we extinguish the related debt of the consolidated trust as the MBS debt is no longer owed to a third-party. We record debt extinguishment gains or losses related to debt of consolidated trusts to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated MBS debt reported in our consolidated balance sheets (including unamortized premiums, discounts and other cost basis adjustments) at the time of purchase.
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
We account for uncertain tax positions using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation. We then measure the recognized tax benefit based on the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. We recognize interest expense and penalties on unrecognized tax benefits as “Other expenses” in our consolidated statements of operations and comprehensive income.
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
We recognize a compensatory fee receivable when the amounts are chargeable per our Servicing Guide and are considered reasonably assured of collection. We subsequently establish a valuation allowance for any amounts we estimate to be uncollectible. If such fees are not reasonably assured of collection, we recognize them on a cash basis when received. The income associated with these fees is recognized as a component of “Foreclosed property expense (income)” in our consolidated statements of operations and comprehensive income.
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. During the year ended December 31, 2014, we recognized $4.8 billion in “Fee and other income” in our consolidated statement of operations and comprehensive income resulting from settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us.
New Accounting Guidance
In January 2014, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan in order to reduce diversity in practice for when a creditor derecognizes the loan receivable and recognizes the real estate property. The guidance also requires interim and annual disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new guidance is effective for us on January 1, 2015. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued guidance on revenue from contracts with customers. The standard outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The following contracts with customers are excluded from the scope of the new standard and will continue to be accounted for under existing guidance: leases, insurance, financial instruments (e.g., receivables, investments, liabilities, debt and derivatives) and guarantees. The new guidance is effective for us on January 1, 2017. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Consolidations and Transfers of Financial Assets
We have interests in various entities that are considered to be VIEs. The primary types of entities are securitization trusts guaranteed by us via lender swap and portfolio securitization transactions and mortgage-backed trusts that were not created by us, as well as housing partnerships that are established to finance the acquisition, construction, development or rehabilitation of affordable multifamily and single-family housing. These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions and our guaranty to the entity. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities.
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
We no longer recognize net operating losses or impairment on our LIHTC partnership investments as the carrying value is zero. We did not make any LIHTC investments in 2014, 2013 or 2012, other than pursuant to existing prior commitments.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we provide a guaranty to the VIE.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage-backed trusts, as well as our maximum exposure to loss and the total assets of these unconsolidated mortgage-backed trusts.

	As of December 31,
	2014	2013
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae securities	$4,790	$5,660
Non-Fannie Mae securities	7,073	8,559
Total trading securities	11,863	14,219
Available-for-sale securities:
Fannie Mae securities	5,043	5,866
Non-Fannie Mae securities	22,776	27,441
Total available-for-sale securities	27,819	33,307
Other assets	111	119
Other liabilities	(1,440)	(1,668)
Net carrying amount	$38,353	$45,977
Maximum exposure to loss	$45,311	$54,148
Total assets of unconsolidated mortgage-backed trusts	$253,554	$313,202
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
The total assets of our unconsolidated limited partnership investments were $5.8 billion and $6.8 billion as of December 31, 2014 and 2013, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the years ended December 31, 2014, 2013 and 2012, the unpaid principal balance of portfolio securitizations was $160.4 billion, $228.5 billion and $225.1 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of December 31, 2014, the unpaid principal balance of retained interests was $6.3 billion and its related fair value was $7.6 billion. The unpaid principal balance of retained interests was $7.2 billion and its related fair value was $8.3 billion as of December 31, 2013. For the years ended December 31, 2014, 2013 and 2012, the principal and interest received on retained interests was $1.5 billion, $1.7 billion and $2.4 billion, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.8 billion and $2.1 billion as of December 31, 2014 and 2013, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
3.  Mortgage Loans
We own both single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report the carrying value of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report the carrying value of HFS loans at the lower of cost or fair value determined on a pooled basis, and record valuation changes in our consolidated statements of operations and comprehensive income. We report the recorded investment of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable.
For purposes of the single-family mortgage loan disclosures below, we define “primary” class as mortgage loans that are not included in other loan classes; “government” class as mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A; and “other” class as loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.
The following table displays the carrying value of our mortgage loans as of December 31, 2014 and 2013.

	As of December 31,
	2014			2013
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$262,116	$2,569,884	$2,832,000	$276,644	$2,579,024	$2,855,668
Multifamily	23,255	164,045	187,300	37,642	146,249	183,891
Total unpaid principal balance of mortgage loans	285,371	2,733,929	3,019,300	314,286	2,725,273	3,039,559
Cost basis and fair value adjustments, net	(12,705)	48,440	35,735	(13,778)	44,305	30,527
Allowance for loan losses for loans held for investment	(33,117)	(2,424)	(35,541)	(40,521)	(3,325)	(43,846)
Total mortgage loans	$239,549	$2,779,945	$3,019,494	$259,987	$2,766,253	$3,026,240
For the year ended December 31, 2014, we redesignated loans with a carrying value of $285 million from HFS to HFI. For the years ended December 31, 2014, 2013 and 2012, we redesignated loans with a carrying value of $2.2 billion, $1.3 billion and $33 million, respectively, from HFI to HFS. We sold loans with an unpaid principal balance of $1.9 billion and $1.2 billion, respectively, during the years ended December 31, 2014 and 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class as of December 31, 2014 and 2013, excluding loans for which we have elected the fair value option.

	As of December 31, 2014
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,130	$8,396	$38,248	$75,774	$2,580,446	$2,656,220	$55	$46,556
Government(2)	63	26	305	394	44,927	45,321	305	—
Alt-A	4,094	1,414	11,603	17,111	95,650	112,761	8	13,007
Other	1,520	516	3,763	5,799	38,460	44,259	6	4,259
Total single-family	34,807	10,352	53,919	99,078	2,759,483	2,858,561	374	63,822
Multifamily(3)	60	N/A	89	149	189,084	189,233	—	823
Total	$34,867	$10,352	$54,008	$99,227	$2,948,567	$3,047,794	$374	$64,645

	As of December 31, 2013
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$32,371	$9,755	$48,345	$90,471	$2,558,826	$2,649,297	$81	$57,973
Government(2)	66	32	346	444	48,150	48,594	346	—
Alt-A	4,748	1,692	15,425	21,865	105,644	127,509	11	17,102
Other	1,940	659	5,404	8,003	45,288	53,291	22	5,999
Total single-family	39,125	12,138	69,520	120,783	2,757,908	2,878,691	460	81,074
Multifamily(3)	59	N/A	186	245	185,733	185,978	—	2,209
Total	$39,184	$12,138	$69,706	$121,028	$2,943,641	$3,064,669	$460	$83,283
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator as of December 31, 2014 and 2013, excluding loans for which we have elected the fair value option. The single-family credit quality indicator is based on available data through the end of each period presented.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2014(1)			2013(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,156,165	$60,851	$22,558	$2,073,079	$61,670	$24,112
Greater than 80% and less than or equal to 90%	261,709	15,151	6,046	276,011	16,794	6,947
Greater than 90% and less than or equal to 100%	140,778	12,490	5,236	153,474	14,709	6,402
Greater than 100% and less than or equal to 110%	43,014	8,998	3,900	59,630	11,006	5,146
Greater than 110% and less than or equal to 120%	23,439	6,033	2,615	33,954	7,742	3,691
Greater than 120% and less than or equal to 125%	7,529	2,114	904	11,256	2,951	1,406
Greater than 125%	23,586	7,124	3,000	41,893	12,637	5,587
Total	$2,656,220	$112,761	$44,259	$2,649,297	$127,509	$53,291
__________

(1)
Excludes $45.3 billion and $48.6 billion as of December 31, 2014 and 2013, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value.

The following table displays the total recorded investment in our multifamily HFI loans by credit quality indicator as of December 31, 2014 and 2013, excluding loans for which we have elected the fair value option. The multifamily credit quality indicator is based on available data through the end of each period presented.

	As of December 31,
	2014	2013
	(Dollars in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$182,079	$176,528
Special Mention	3,070	2,234
Substandard	3,842	6,758
Doubtful	242	458
Total	$189,233	$185,978
__________

(1)
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

Individually Impaired Loans
Individually impaired loans include TDRs, acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total unpaid principal balance, recorded investment and related allowance as of December 31, 2014 and 2013, and average recorded investment and interest income recognized for the years ended December 31, 2014, 2013 and 2012 for individually impaired loans.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2014				2013
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$125,960	$120,221	$20,327	$309	$130,080	$123,631	$24,145	$430
Government	281	285	46	12	213	210	35	5
Alt-A	35,492	32,816	7,778	136	37,356	34,479	9,364	187
Other	14,667	13,947	3,049	38	15,789	15,023	3,879	56
Total single-family	176,400	167,269	31,200	495	183,438	173,343	37,423	678
Multifamily	1,230	1,241	175	6	2,257	2,276	306	10
Total individually impaired loans with related allowance recorded	177,630	168,510	31,375	501	185,695	175,619	37,729	688

With no related allowance recorded:(1)
Single-family:
Primary	16,704	14,876	—	—	14,076	12,305	—	—
Government	61	57	—	—	120	120	—	—
Alt-A	3,993	3,119	—	—	3,290	2,428	—	—
Other	1,240	1,056	—	—	1,039	868	—	—
Total single-family	21,998	19,108	—	—	18,525	15,721	—	—
Multifamily	565	568	—	—	1,927	1,939	—	—
Total individually impaired loans with no related allowance recorded	22,563	19,676	—	—	20,452	17,660	—	—
Total individually impaired loans(2)	$200,193	$188,186	$31,375	$501	$206,147	$193,279	$37,729	$688

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31,
	2014			2013			2012
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$121,926	$4,321	$494	$124,659	$4,351	$603	$115,767	$4,077	$654
Government	270	13	—	213	11	—	216	11	—
Alt-A	33,676	1,066	100	35,075	1,096	135	32,978	1,048	151
Other	14,490	402	36	15,537	425	52	15,593	444	65
Total single-family	170,362	5,802	630	175,484	5,883	790	164,554	5,580	870
Multifamily	1,699	80	1	2,552	128	1	2,535	125	2
Total individually impaired loans with related allowance recorded	172,061	5,882	631	178,036	6,011	791	167,089	5,705	872

With no related allowance recorded: (1)
Single-family:
Primary	13,852	864	215	11,442	1,369	227	8,264	1,075	231
Government	67	5	—	112	8	—	78	7	—
Alt-A	2,799	189	47	2,207	329	45	1,811	253	55
Other	974	56	12	752	117	17	455	95	24
Total single-family	17,692	1,114	274	14,513	1,823	289	10,608	1,430	310
Multifamily	1,472	64	—	1,863	97	3	1,781	56	2
Total individually impaired loans with no related allowance recorded	19,164	1,178	274	16,376	1,920	292	12,389	1,486	312
Total individually impaired loans(2)	$191,225	$7,060	$905	$194,412	$7,931	$1,083	$179,478	$7,191	$1,184
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $185.2 billion, $187.6 billion and $193.4 billion as of December 31, 2014, 2013 and 2012, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $716 million, $911 million and $1.1 billion as of December 31, 2014, 2013 and 2012, respectively.

(3)
Total single-family interest income recognized of $6.9 billion for the year ended December 31, 2014, consists of $5.8 billion of contractual interest and $1.1 billion of effective yield adjustments. Total single-family interest income recognized of $7.7 billion for the year ended December 31, 2013, consists of $5.7 billion of contractual interest and $2.0 billion of effective yield adjustments. Total single-family interest income recognized of $7.0 billion for the year ended December 31, 2012, consists of $5.3 billion of contractual interest and $1.7 billion of effective yield adjustments.

Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. We also classify loans to certain borrowers who have received bankruptcy relief as TDRs.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the years ended December 31, 2014 and 2013, the average term extension of a single-family modified loan was 161 months and 154 months, respectively, and the average interest rate reduction was 0.99 and 1.68 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	100,956	$14,301	126,998	$19,016
Government	365	47	312	35
Alt-A	14,715	2,441	21,471	3,794
Other	3,357	686	6,226	1,378
Total single-family	119,393	17,475	155,007	24,223
Multifamily	19	853	33	213
Total troubled debt restructurings	119,412	$18,328	155,040	$24,436
The following table displays the number of loans and our recorded investment in these loans at the time of payment default for the years ended December 31, 2014 and 2013 for loans that were restructured in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Year Ended December 31,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	33,853	$5,095	45,539	$6,978
Government	124	15	130	17
Alt-A	5,392	960	9,601	1,732
Other	1,738	387	3,093	685
Total single-family	41,107	6,457	58,363	9,412
Multifamily	9	42	9	64
Total TDRs that subsequently defaulted	41,116	$6,499	58,372	$9,476
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays changes in single-family, multifamily and total allowance for loan losses for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014			2013			2012
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance, January 1	$40,202	$3,105	$43,307	$49,848	$7,839	$57,687	$56,294	$14,339	$70,633
(Benefit) provision for loan losses(1)	(4,334)	553	(3,781)	(6,751)	(2,145)	(8,896)	(1,482)	465	(1,017)
Charge-offs(2)	(6,168)	(225)	(6,393)	(8,458)	(256)	(8,714)	(14,055)	(823)	(14,878)
Recoveries	1,190	250	1,440	2,115	511	2,626	1,632	152	1,784
Transfers(3)	1,513	(1,513)	—	2,932	(2,932)	—	6,437	(6,437)	—
Other(4)	553	51	604	516	88	604	1,022	143	1,165
Ending balance, December 31	$32,956	$2,221	$35,177	$40,202	$3,105	$43,307	$49,848	$7,839	$57,687
Multifamily allowance for loan losses:
Beginning balance, January 1	$319	$220	$539	$671	$437	$1,108	$1,015	$508	$1,523
Benefit for loan losses(1)	(91)	(13)	(104)	(233)	(187)	(420)	(131)	(43)	(174)
Charge-offs	(76)	—	(76)	(153)	—	(153)	(261)	—	(261)
Transfers(3)	4	(4)	—	30	(30)	—	29	(29)	—
Other(4)	5	—	5	4	—	4	19	1	20
Ending balance, December 31	$161	$203	$364	$319	$220	$539	$671	$437	$1,108
Total allowance for loan losses:
Beginning balance, January 1	$40,521	$3,325	$43,846	$50,519	$8,276	$58,795	$57,309	$14,847	$72,156
(Benefit) provision for loan losses(1)	(4,425)	540	(3,885)	(6,984)	(2,332)	(9,316)	(1,613)	422	(1,191)
Charge-offs(2)	(6,244)	(225)	(6,469)	(8,611)	(256)	(8,867)	(14,316)	(823)	(15,139)
Recoveries	1,190	250	1,440	2,115	511	2,626	1,632	152	1,784
Transfers(3)	1,517	(1,517)	—	2,962	(2,962)	—	6,466	(6,466)	—
Other(4)	558	51	609	520	88	608	1,041	144	1,185
Ending balance, December 31	$33,117	$2,424	$35,541	$40,521	$3,325	$43,846	$50,519	$8,276	$58,795
__________

(1)	(Benefit) provision for loan losses is included in “Benefit for credit losses” in our consolidated statements of operations and comprehensive income.

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

As of December 31, 2014, the allowance for accrued interest receivable for loans of Fannie Mae was $671 million and for loans of consolidated trusts was $52 million. As of December 31, 2013, the allowance for accrued interest receivable for loans of Fannie Mae was $1.1 billion and for loans of consolidated trusts was $104 million.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays the allowance for loan losses and recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of December 31, 2014 and 2013.

	As of December 31,
	2014			2013
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$31,200	$175	$31,375	$37,423	$306	$37,729
Collectively reserved loans	3,977	189	4,166	5,884	233	6,117
Total allowance for loan losses	$35,177	$364	$35,541	$43,307	$539	$43,846

Recorded investment in loans by segment:
Individually impaired loans(1)	$186,377	$1,809	$188,186	$189,064	$4,215	$193,279
Collectively reserved loans	2,672,184	187,424	2,859,608	2,689,627	181,763	2,871,390
Total recorded investment in loans	$2,858,561	$189,233	$3,047,794	$2,878,691	$185,978	$3,064,669
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value (losses) gains, net” in our consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities as of December 31, 2014 and 2013.

	As of December 31,
	2014	2013
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$4,940	$5,870
Freddie Mac	1,369	1,839
Ginnie Mae	166	407
Alt-A private-label securities	920	1,516
Subprime private-label securities	1,307	1,448
CMBS	2,515	2,718
Mortgage revenue bonds	722	565
Other mortgage-related securities	99	99
Total mortgage-related securities	12,038	14,462
U.S. Treasury securities	19,466	16,306
Total trading securities	$31,504	$30,768
The following table displays information about our net trading gains for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Net trading gains	$485	$260	$1,004
Net trading gains recorded in the period related to securities still held at period end	420	297	1,037

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities, excluding proceeds from the initial sale of securities from new portfolio securitizations, for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Gross realized gains	$569	$1,632	$40
Gross realized losses	(5)	(979)	(16)
Total proceeds	3,265	15,157	634

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of December 31, 2014 and 2013.

	As of December 31, 2014
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$5,330	$328	$—	$(19)	$5,639
Freddie Mac	5,100	428	—	—	5,528
Ginnie Mae	416	60	—	—	476
Alt-A private-label securities	4,638	1,055	(15)	—	5,678
Subprime private-label securities	4,103	1,161	(9)	(15)	5,240
CMBS	1,341	56	—	—	1,397
Mortgage revenue bonds	3,859	177	(8)	(5)	4,023
Other mortgage-related securities	2,626	183	(23)	(113)	2,673
Total	$27,413	$3,448	$(55)	$(152)	$30,654

	As of December 31, 2013
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$6,227	$390	$—	$(44)	$6,573
Freddie Mac	6,365	477	—	—	6,842
Ginnie Mae	512	76	—	—	588
Alt-A private-label securities	6,240	1,151	(40)	(2)	7,349
Subprime private-label securities	6,232	991	(102)	(53)	7,068
CMBS	1,526	80	—	—	1,606
Mortgage revenue bonds	5,645	35	(228)	(196)	5,256
Other mortgage-related securities	2,943	164	(15)	(203)	2,889
Total	$35,690	$3,364	$(385)	$(498)	$38,171

s

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments as well as net other-than-temporary impairments (“OTTI”) recognized in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.

(2)
Represents the noncredit component of OTTI losses recorded in “Accumulated other comprehensive income” as well as cumulative changes in fair value of securities for which we previously recognized the credit component of OTTI.

(3)	Represents the gross unrealized losses on securities for which we have not recognized OTTI.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of December 31, 2014 and 2013.

	As of December 31, 2014
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$113	$(19)	$627
Alt-A private-label securities	(2)	171	(13)	112
Subprime private-label securities	—	—	(24)	460
Mortgage revenue bonds	(2)	47	(11)	155
Other mortgage-related securities	—	8	(136)	1,021
Total	$(4)	$339	$(203)	$2,375

	As of December 31, 2013
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(40)	$975	$(4)	$126
Alt-A private-label securities	(12)	490	(30)	308
Subprime private-label securities	(24)	448	(131)	1,332
Mortgage revenue bonds	(147)	1,662	(277)	970
Other mortgage-related securities	—	5	(218)	1,066
Total	$(223)	$3,580	$(660)	$3,802
Other-Than-Temporary Impairments
For AFS securities, OTTI is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. Additionally, OTTI is considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend to sell the security or it is not more likely than not we will be required to sell the security before recovery.
We recognized $90 million, $64 million and $713 million of OTTI for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in “Investment gains (losses), net” in our consolidated statements of operations and comprehensive income.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays the modeled attributes, including default rates and severities, which were used to determine as of December 31, 2014 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

	As of December 31, 2014
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$110	$110	$794	$121	$305
Weighted average collateral default(1)	26.4%	26.4%	8.3%	17.2%	11.7%
Weighted average collateral severities(2)	56.3	54.6	45.9	37.8	36.4
Weighted average voluntary prepayment rates(3)	8.2	9.2	14.0	9.4	10.7
Average credit enhancement(4)	39.2	3.9	11.3	23.3	9.9
2005:
Unpaid principal balance	$8	$451	$771	$277	$1,096
Weighted average collateral default(1)	47.0%	31.5%	19.9%	27.1%	20.7%
Weighted average collateral severities(2)	69.7	53.6	49.0	47.2	41.2
Weighted average voluntary prepayment rates(3)	3.9	7.4	10.1	8.3	9.2
Average credit enhancement(4)	60.3	7.5	0.6	13.2	3.1
2006:
Unpaid principal balance	$6,718	$571	$374	$873	$872
Weighted average collateral default(1)	48.1%	39.1%	22.5%	26.8%	11.9%
Weighted average collateral severities(2)	66.7	46.6	53.1	44.2	40.7
Weighted average voluntary prepayment rates(3)	2.3	6.3	8.4	7.4	12.5
Average credit enhancement(4)	15.0	1.5	0.1	1.1	—
2007 & After:
Unpaid principal balance	$328	$—	$—	$—	$77
Weighted average collateral default(1)	46.1%	N/A	N/A	N/A	20.7%
Weighted average collateral severities(2)	25.5	N/A	N/A	N/A	36.2
Weighted average voluntary prepayment rates(3)	1.3	N/A	N/A	N/A	9.8
Average credit enhancement(4)	20.6	N/A	N/A	N/A	20.5
Total:
Unpaid principal balance	$7,164	$1,132	$1,939	$1,271	$2,350
Weighted average collateral default(1)	47.7%	34.8%	15.7%	25.9%	16.3%
Weighted average collateral severities(2)	64.8	49.7	49.5	44.5	40.4
Weighted average voluntary prepayment rates(3)	2.4	7.0	11.4	7.8	10.6
Average credit enhancement(4)	15.7	4.1	4.9	5.8	3.4
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
The following table displays activity related to the unrealized credit loss component on debt securities held by us and recognized in our consolidated statements of operations and comprehensive income for the years ended December 31, 2014 and 2013.

	For the Year Ended
	December 31,
	2014	2013
	(Dollars in millions)
Balance, beginning of period	$7,904	$9,214
Additions for the credit component on debt securities for which OTTI was not previously recognized	1	20
Additions for the credit component on debt securities for which OTTI was previously recognized	58	10
Reductions for securities no longer in portfolio at period end	(904)	(543)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(1,453)	(399)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(346)	(398)
Balance, end of period	$5,260	$7,904
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments, as of December 31, 2014. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of December 31, 2014
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$5,330	$5,639	$—	$—	$253	$266	$255	$274	$4,822	$5,099
Freddie Mac	5,100	5,528	—	—	280	295	488	533	4,332	4,700
Ginnie Mae	416	476	—	—	—	—	62	70	354	406
Alt-A private-label securities	4,638	5,678	—	—	—	—	—	—	4,638	5,678
Subprime private-label securities	4,103	5,240	—	—	—	—	—	—	4,103	5,240
CMBS	1,341	1,397	—	—	1,264	1,320	—	—	77	77
Mortgage revenue bonds	3,859	4,023	16	16	168	170	340	343	3,335	3,494
Other mortgage-related securities	2,626	2,673	—	—	—	2	36	38	2,590	2,633
Total	$27,413	$30,654	$16	$16	$1,965	$2,053	$1,181	$1,258	$24,251	$27,327
Weighted average yield(1)	5.52%		6.72%		4.61%		5.97%		5.58%
__________

(1)
Yields are determined by dividing interest income (including amortization and accretion of premiums, discounts and other cost basis adjustments) by amortized cost balances as of year-end. Yields on tax-exempt obligations have been computed on a tax equivalent basis.

6.  Financial Guarantees
We generate revenue by absorbing the credit risk of mortgage loans in unconsolidated trusts in exchange for a guaranty fee. We also provide credit enhancements on taxable or tax-exempt mortgage revenue bonds issued by state and local governmental entities to finance multifamily housing for low- and moderate-income families. Additionally, we issue long-

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

term standby commitments that generally require us to purchase loans from lenders if the loans meet certain delinquency criteria.
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These guarantees expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The remaining contractual terms of our guarantees range from 30 days to 38 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans.
The following table displays our maximum exposure, guaranty obligation recognized in our consolidated balance sheets and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees as of December 31, 2014 and 2013.

	As of December 31,
	2014			2013
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Non-consolidated Fannie Mae MBS	$17,184	$214	$9,775	$19,317	$232	$10,541
Other guaranty arrangements(3)	18,781	168	4,447	30,598	253	4,525
Total	$35,965	$382	$14,222	$49,915	$485	$15,066
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 16, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements, long-term standby commitments, and our commitment under the TCLF program.
7. Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held for sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property, and related valuation allowance, for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Beginning balance — Acquired property	$12,307	$11,158	$12,401
Additions	13,100	16,092	16,915
Disposals	(13,965)	(14,943)	(18,158)
Ending balance — Acquired property	11,442	12,307	11,158

Beginning balance — Valuation allowance	(686)	(669)	(1,028)
(Increase) decrease in valuation allowance	(138)	(17)	359
Ending balance — Valuation allowance	(824)	(686)	(669)
Ending balance — Acquired property, net	$10,618	$11,621	$10,489

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We classify as held for use those properties that we do not intend to sell or that are not ready for immediate sale in their current condition, which are included in “Other assets” in our consolidated balance sheets. The following table displays the activity and carrying amount of acquired properties held for use for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Beginning balance, January 1	$256	$873	$835
Transfers in from held for sale, net and additions	333	544	1,173
Transfers to held for sale, net	(367)	(1,027)	(748)
Depreciation, asset write-downs, and other	(87)	(134)	(387)
Ending balance, December 31	$135	$256	$873
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of December 31, 2014 and 2013.

	As of December 31,
	2014		2013
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$50	—%	$—	—%

Fixed-rate short-term debt:
Discount notes(3)	$105,012	0.11%	$71,933	0.12%
Foreign exchange discount notes(4)	—	—	362	1.07
Total short-term debt of Fannie Mae	105,012	0.11	72,295	0.13
Debt of consolidated trusts	1,560	0.09	2,154	0.09
Total short-term debt	$106,572	0.11%	$74,449	0.13%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

(4)
Represents foreign exchange discount notes we issue in the Euro commercial paper market with maturities ranging from 5 to 360 days which enable investors to hold short-term investments in different currencies.

Intraday Line of Credit
We periodically use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. We had a secured uncommitted line of credit of $15.0 billion as of December 31, 2014 and had secured uncommitted lines of credit of $20.0 billion as of December 31, 2013. We had no borrowings outstanding from a line of credit as of December 31, 2014.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of December 31, 2014 and 2013.

	As of December 31,
	2014			2013
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding		Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2015 - 2030	$173,010	2.41%	2014 - 2030	$212,234		2.45%
Medium-term notes(2)	2015 - 2024	114,556	1.42	2014 - 2023	161,445		1.28
Foreign exchange notes and bonds	2021 - 2028	619	5.44	2021 - 2028	682		5.41
Other	2015 - 2038	32,322	4.63	2014 - 2038	38,444	(4)	4.99
Total senior fixed		320,507	2.29		412,805		2.24
Senior floating:
Medium-term notes(2)	2015 - 2019	24,469	0.15	2014 - 2019	38,441		0.20
Connecticut Avenue Securities(3)	2023 - 2024	6,041	2.97	2023	689		3.81
Other(4)	2020 - 2037	363	8.71	2020 - 2037	266		8.52
Total senior floating		30,873	0.81		39,396		0.32
Subordinated fixed:
Qualifying subordinated	—	—	—	2014	1,169		5.27
Subordinated debentures	2019	3,849	9.93	2019	3,507		9.92
Total subordinated fixed		3,849	9.93		4,676		8.76
Secured borrowings(5)	2021 - 2022	202	1.90	2021 - 2022	262		1.86
Total long-term debt of Fannie Mae(6)		355,431	2.24		457,139		2.14
Debt of consolidated trusts(4)	2015 - 2054	2,760,152	3.02	2014 - 2053	2,702,935		3.26
Total long-term debt		$3,115,583	2.93%		$3,160,074		3.10%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)
Credit risk sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans to the investors in these securities. Connecticut Avenue Securities are reported at fair value.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

(5)
Represents our remaining liability resulting from the transfer of financial assets from our consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(6)	Reported amounts include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $4.1 billion and $4.8 billion as of December 31, 2014 and 2013, respectively.
Our long-term debt includes a variety of debt types. We issue fixed and floating-rate medium-term notes with maturities greater than one year that are issued through dealer banks. We also offer Benchmark Notes and other bonds in large, regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. Additionally, we have issued notes and bonds denominated in several foreign currencies and are able to issue debt in numerous other currencies. We effectively convert all foreign currency-denominated transactions into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets. Our long-term debt also includes Connecticut Avenue Securities (“CAS”), which are credit risk sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans to investors in these securities. See “Note 16, Concentrations of Credit Risk” for additional information regarding CAS.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our other long-term debt includes callable and non-callable securities, which include all long-term non-Benchmark securities, such as zero-coupon bonds, fixed rate and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.
Characteristics of Debt
As of December 31, 2014 and 2013, the face amount of our debt securities of Fannie Mae was $464.6 billion and $534.3 billion, respectively. As of December 31, 2014 and 2013, we had zero-coupon debt with a face amount of $116.7 billion and $86.8 billion, respectively, which had an effective interest rate of 0.77% and 1.29%, respectively.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2014 and 2013 included $115.0 billion and $168.4 billion, respectively, of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2014 by year of maturity for each of the years 2015 through 2019 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2015	$64,655	$173,495
2016	59,124	56,851
2017	79,193	52,598
2018	47,452	23,169
2019	32,564	17,964
Thereafter	72,443	31,354
Total debt of Fannie Mae(1)	355,431	355,431
Debt of consolidated trusts(2)	2,760,152	2,760,152
Total long-term debt(3)	$3,115,583	$3,115,583
__________

(1)	Reported amount includes a net unamortized discount, fair value adjustments and other cost basis adjustments of $4.1 billion.

(2)
Contractual maturity of debt of consolidated trusts is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

(3)	Includes a portion of structured debt instruments that is reported at fair value.
9.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of interest rate swaps and interest rate options.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of December 31, 2014 and 2013.

	December 31, 2014				December 31, 2013
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$41,965	$733	$123,557	$(7,125)	$68,637	$5,378	$93,428	$(4,759)
Receive-fixed	67,629	4,486	157,272	(1,302)	67,527	3,320	156,250	(3,813)
Basis	5,769	123	7,100	(2)	27,014	36	600	—
Foreign currency	344	144	273	(30)	389	120	653	(38)
Swaptions:
Pay-fixed	11,100	57	26,525	(175)	33,400	445	48,025	(600)
Receive-fixed	750	96	29,525	(816)	8,000	117	48,025	(484)
Other(1)	1,071	28	12	(1)	769	28	13	(1)
Total gross risk management derivatives	128,628	5,667	344,264	(9,451)	205,736	9,444	346,994	(9,695)
Accrued interest receivable (payable)	—	749	—	(1,013)	—	786	—	(930)
Netting adjustment(2)	—	(5,186)	—	10,194	—	(8,422)	—	9,370
Total net risk management derivatives	$128,628	$1,230	$344,264	$(270)	$205,736	$1,808	$346,994	$(1,255)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$6,157	$28	$428	$—	$1,138	$1	$4,353	$(31)
Forward contracts to purchase mortgage-related securities	43,533	223	6,112	(8)	3,276	4	20,861	(168)
Forward contracts to sell mortgage-related securities	4,886	4	57,910	(336)	35,423	260	7,886	(15)
Total mortgage commitment derivatives	$54,576	$255	$64,450	$(344)	$39,837	$265	$33,100	$(214)
Derivatives at fair value	$183,204	$1,485	$408,714	$(614)	$245,573	$2,073	$380,094	$(1,469)
__________

(1)
Includes interest rate caps, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $5.3 billion and $2.0 billion as of December 31, 2014 and 2013, respectively. Cash collateral received was $245 million and $1.0 billion as of December 31, 2014 and 2013, respectively.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

contingent features that were in a net liability position was $2.6 billion and $2.1 billion, for which we posted collateral of $2.4 billion and $2.0 billion in the normal course of business as of December 31, 2014 and 2013, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $269 million and $130 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2014 and 2013, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivatives contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value (losses) gains, net” in our consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(7,703)	$14,393	$(2,254)
Receive-fixed	4,229	(10,721)	1,102
Basis	85	(115)	78
Foreign currency	27	(101)	59
Swaptions:
Pay-fixed	(4)	(238)	132
Receive-fixed	(197)	307	410
Other	1	21	(35)
Accrual of periodic settlements:
Pay-fixed interest-rate swaps	(3,712)	(4,463)	(4,427)
Received-fixed interest-rate swaps	2,600	3,632	2,950
Other	50	64	47
Total risk management derivatives fair value (losses) gains, net	$(4,624)	$2,779	$(1,938)
Mortgage commitment derivatives fair value (losses) gains, net	(1,140)	501	(1,688)
Total derivatives fair value (losses) gains, net	$(5,764)	$3,280	$(3,626)
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our risk management derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
See “Note 17, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2014 and 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Income Taxes
Provision (Benefit) for Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes.
The following table displays the components of our provision (benefit) for federal income taxes for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Current income tax provision	$1,879	$3,067	$—
Deferred income tax provision (benefit)(1)	5,062	(48,482)	—
Provision (benefit) for federal income taxes	$6,941	$(45,415)	$—
__________

(1)	Amount excludes the income tax effect of items recognized directly in “Fannie Mae stockholders’ equity.”
The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2014, 2013 and 2012, respectively.

	For the Year Ended December 31,
	2014	2013	2012
Statutory corporate tax rate	35.0%	35.0%	35.0%
Equity investments in affordable housing projects	(1.8)	(1.5)	(3.9)
Other	1.4	—	(0.5)
Valuation allowance	(1.8)	(151.3)	(30.6)
Effective tax rate	32.8%	(117.8)%	—%
Our effective tax rate is the provision (benefit) for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rate was different from the federal statutory rate of 35% for the year ended December 31, 2014 primarily due to the benefits of our investments in housing projects eligible for low-income housing tax credits. The decrease in our deferred tax valuation allowance reflects the expiration of certain capital loss carryforwards that are included as a component of “Other” in the table above. Our effective tax rate was different from the federal statutory rate of 35% for the year ended December 31, 2013 primarily due to the release of our valuation allowance for our net deferred tax assets that resulted in the recognition of $58.3 billion benefit in our provision (benefit) for income taxes. Our effective tax rate was different from the federal statutory rate of 35% for the year ended December 31, 2012 primarily due to the decrease to our valuation allowance for our net deferred tax assets that resulted in the recognition of $5.3 billion in our benefit for income taxes, fully offset by a corresponding decrease in our deferred tax assets.
Deferred Tax Assets and Liabilities
We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under GAAP and their respective tax bases.
We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income.
As of March 31, 2013, after weighing all of the evidence, we determined that the positive evidence in favor of releasing the valuation allowance, particularly the evidence that was objectively verifiable, outweighed the negative evidence against releasing the allowance. Therefore, we concluded that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that were expected to be released against income before federal income taxes for the remainder of that year.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2014, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax asset outweighed the negative evidence and that it is more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets; the cumulative net income or losses in our consolidated statements of operations and comprehensive income in recent years; unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years; the funding available to us under the senior preferred stock purchase agreement; and the carryforward periods for any carryforwards of net operating losses, if any, capital losses and tax credits.
We recognized a benefit for federal income taxes of $58.3 billion in our consolidated statement of operations and comprehensive income for the year ended December 31, 2013 due to the release of the valuation allowance against our deferred tax assets, partially offset by our 2013 provision for federal income taxes, resulting in a net tax benefit of $45.4 billion in 2013.
As of December 31, 2014, we had a valuation allowance of $150 million related to our capital loss carryforwards, which we believe will likely expire unused. We recognized a provision for federal income taxes of $6.9 billion in 2014.
The following table displays our deferred tax assets, deferred tax liabilities and valuation allowance as of December 31, 2014 and 2013.

	As of December 31,
	2014	2013
	(Dollars in millions)
Deferred tax assets:
Allowance for loan losses and basis in acquired property, net	$17,435	$20,918
Mortgage and mortgage-related assets	16,250	16,350
Debt and derivative instruments	4,254	3,958
Partnership credits	2,918	4,172
Partnership and other equity investments	934	1,255
Other, net	1,699	2,300
Total deferred tax assets	43,490	48,953
Deferred tax liabilities:
Unrealized gains on AFS securities, net	1,134	868
Total deferred tax liabilities	1,134	868
Valuation allowance	(150)	(525)
Deferred tax assets, net	$42,206	$47,560
As of December 31, 2014, we had no net operating loss carryforwards. We had $1.0 billion of capital loss carryforwards that expired in 2014 which were written off with a corresponding reduction to valuation allowance. We had a remaining balance of $427 million of capital loss carryforwards that expire in 2015 through 2019, $3.0 billion of partnership tax credit carryforwards that expire in various years through 2034 and $328 million of alternative minimum tax credit carryforwards that have an indefinite carryforward period.
Unrecognized Tax Benefits
We had $213 million, $514 million, and $648 million of unrecognized tax benefits as of December 31, 2014, 2013 and 2012, respectively. There were no unrecognized tax benefits as of December 31, 2014, 2013 or 2012, that would reduce our effective tax rate in future periods.
The IRS is currently concluding the examination of our federal income tax returns related to the 2009 and 2010 tax years. We expect to conclude the audit with the IRS during 2015. As a result of this conclusion, it is reasonably possible that a $213 million reduction of our gross balance of unrecognized tax benefits may occur within the next 12 months.
The following table displays the changes in our unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Unrecognized tax benefits as of January 1	$514	$648	$758
Gross decreases—tax positions in prior years	(301)	(134)	(110)
Unrecognized tax benefits as of December 31(1)	$213	$514	$648
__________

(1)	Amounts exclude tax credits of $91 million and $220 million as of December 31, 2014 and 2013, respectively, and exclude tax credits and net operating losses of $648 million as of December 31, 2012.
11. (Loss) Earnings Per Share
The following table displays the computation of basic and diluted (loss) earnings per share of common stock for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars and shares in millions, except per share amounts)
Net income	$14,209	$83,982	$17,220
Less: Net (income) loss attributable to noncontrolling interest	(1)	(19)	4
Net income attributable to Fannie Mae	14,208	83,963	17,224
Dividends distributed or available for distribution to senior preferred stockholder(1)	(15,323)	(85,419)	(15,827)
Net (loss) income attributable to common stockholders	$(1,115)	$(1,456)	$1,397
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762
Convertible preferred stock	—	—	131
Weighted-average common shares outstanding—Diluted(2)	5,762	5,762	5,893
(Loss) earnings per share:
Basic	$(0.19)	$(0.25)	$0.24
Diluted	$(0.19)	$(0.25)	$0.24
__________

(1)
Dividends available for distribution as of December 31, 2014 and 2013 (relating to the dividend period for the three months ended March 31, 2015 and 2014) were calculated based on our net worth as of December 31, 2014 and 2013, respectively, less the applicable capital reserve. For quarterly dividend periods in 2014 and 2013, dividends distributed were calculated based on our net worth as of the end of the immediately preceding fiscal quarter less the applicable capital reserve. During the year ended December 31, 2012, an annual dividend rate of 10% on the aggregate liquidation preference was used to calculate the dividend.

(2)
Includes 4.6 billion for the years ended December 31, 2014 and 2013, and 4.7 billion for the year ended December 31, 2012, of weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2014, 2013 and 2012, respectively.

12. Employee Retirement Benefits
We sponsor defined benefit plans and defined contribution plans for our employees. Net periodic benefit costs for our defined benefit plans, which are determined on an actuarial basis, and expenses for our defined contribution plans, are included in “Salaries and employee benefits” in our consolidated statements of operations and comprehensive income. For the years ended December 31, 2014, 2013 and 2012, we recognized net periodic benefit costs for our defined benefit and healthcare plans and expenses for our defined contribution plans of $114 million, $94 million and $133 million, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In October 2013, pursuant to a directive from our conservator, our Board of Directors approved an amendment to terminate our qualified pension plan and our nonqualified Supplemental Pension Plan, Supplemental Pension Plan of 2003 and Executive Pension Plan, effective December 31, 2013. We plan to distribute all benefits under the pension plans during 2015.
The following table displays the changes in the pre-tax and after-tax amounts recognized in AOCI that have not been recognized as a component of net periodic benefit cost for the years ended December 31, 2014 and 2013.

	For the Year Ended
	2014	2013
	(Dollars in millions)
Actuarial Loss:
Beginning balance	$338	$499
Current year actuarial gain	(16)	(236)
Actuarial gain due to curtailment	—	(135)
Actuarial loss due to plan amendment(1)	—	226
Amortization	(6)	(16)
Ending balance recorded in AOCI (Pre-tax)	$316	$338
After-tax balance recorded in AOCI	$391	$406
__________

(1)
Primarily includes the incremental costs incurred due to risk premiums required by insurance carriers to provide annuities and the higher actuarial value of lump sums distributed earlier than previously expected retirement ages.

Upon settlement of the defined benefit pension plans, all related amounts in AOCI will be reclassified (gross of taxes) to “Other administrative expenses” in our consolidated statements of operations and comprehensive income. This reclassification will decrease “Net income” and will be offset by an increase in “Other comprehensive income” with no material impact to “Total comprehensive income” in our consolidated statements of operations and comprehensive income.
The projected benefit obligation of our defined benefit pension plans was $1.9 billion and $1.6 billion as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the projected benefit obligation of the defined benefit pension plans is equal to the accumulated benefit obligation as a result of the amendment to cease benefit accruals. The fair value of the plan assets held by the defined benefit pension plans was $1.6 billion and $1.3 billion as of December 31, 2014 and 2013, respectively. We expect these assets will be used to fund distributions required upon settlement of the defined benefit pension plans. The projected benefit obligation that is not funded as part of the assets held by the defined benefit pension plans is $320 million and $324 million as of December 31, 2014 and 2013, respectively. This unfunded portion has been accrued and included in “Other Liabilities” in our consolidated balance sheets.
Assumptions
Pension benefit amounts recognized in our consolidated financial statements are determined on an actuarial basis using various assumptions. The critical assumption used to determine our benefit obligation for the defined benefit pension plans is the weighted average discount rate, which was 3.83%, 4.60% and 4.15% for the years ended December 31, 2014, 2013 and 2012, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Qualified Pension Plan Assets
Our investment strategy is to invest in a manner intended to meet the liquidity requirements necessary to distribute the pension plan assets during 2015.
The fair value of our qualified plan assets in 2014 that were classified as Level 1 consisted of $767 million invested in a long-term U.S. investment grade corporate bond fund and $784 million in a money market fund. The corporate bond fund’s objective is to track the performance of Barclays US Long Credit A/Better index. The fair value of our qualified plan assets also included $1 million of cash equivalents classified as Level 2.
The fair value of our qualified plan assets in 2013 that were classified as Level 1 consisted of $927 million invested in a long-term U.S. investment grade corporate bond fund, $257 million invested in a long-term U.S. government bond fund, and $134 million invested in a long-term U.S. government/credit bond fund. These mutual funds’ objective was to track the performance of the Barclays US Long Credit A/Better index, the Barclays U.S. Treasury STRIPS 20-30 Year Equal Par Bond Index, and the Barclays U.S. Long Government/Credit Float Adjusted Index, respectively. The fair value of our qualified plan assets also included $6 million of cash equivalents classified as Level 2.
The fair value of plan assets in Level 1 are determined based on quoted prices of identical assets in active markets as of year end, while the fair value of plan assets in Level 2 are determined based on the net asset value per share of the investments as of year end.
13. Segment Reporting
Our three reportable segments are: Single-Family, Multifamily, and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. Under our segment reporting, the sum of the results for our three business segments does not equal our consolidated statements of operations and comprehensive income, as we separate the activity related to our consolidated trusts from the results generated by our three segments. We also include an eliminations/adjustments category to reconcile our business segment financial results and the activity related to our consolidated trusts to net income in our consolidated statements of operations and comprehensive income.
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
Our segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive income in order to reflect the activities and results of the Single-Family segment. The significant differences from the consolidated statements of operations and comprehensive income are as follows:

•
Guaranty fee income—Guaranty fee income reflects the cash guaranty fees paid by MBS trusts to Single-Family, the amortization of deferred cash fees (both the previously recorded deferred cash fees that were eliminated from our consolidated balance sheets upon adoption of the consolidation accounting guidance on January 1, 2010 and deferred guaranty fees received subsequent to that adoption are currently recognized in our consolidated financial statements through interest income), such as buy-ups, buy-downs, and risk-based pricing adjustments, and the guaranty fees from the Capital Markets group on single-family loans in our retained mortgage portfolio. To reconcile to our consolidated statements of operations and comprehensive income, we eliminate guaranty fees and the amortization of deferred cash fees related to consolidated trusts as they are now reflected as a component of interest income; however, such accounting continues to be reflected for the segment reporting presentation.

•
Net interest income or loss—Net interest income within the Single-Family segment reflects interest expense to reimburse Capital Markets and consolidated trusts for contractual interest not received on mortgage loans, when interest income is no longer recognized in accordance with our nonaccrual accounting policy in our consolidated statements of operations and comprehensive income. Net interest income (loss), also includes an allocated cost of

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

capital charge among the three segments that is not included in net interest income in the consolidated statement of operations and comprehensive income.
Multifamily
While the Multifamily guaranty business is similar to our Single-Family business, neither the economic return nor the nature of the credit risk is similar to that of Single-Family. The primary sources of revenue for our Multifamily business are guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS, most of which are held within consolidated trusts, guaranty fees on the multifamily mortgage loans held in our retained mortgage portfolio and other fees associated with multifamily business activities. Partnership investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets.
Our segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive income in order to reflect the activities and results of the Multifamily segment. The significant differences from the consolidated statements of operations and comprehensive income are as follows:

•
Guaranty fee income—Guaranty fee income reflects the cash guaranty fees paid by MBS trusts to Multifamily and the guaranty fees from the Capital Markets group on multifamily loans in Fannie Mae’s portfolio. To reconcile to our consolidated statements of operations and comprehensive income, we eliminate guaranty fees related to consolidated trusts.

•
Gains or losses from partnership investments—Gains from partnership investments primarily reflect gains or losses on investments in affordable rental and for-sale housing partnerships measured under the equity method of accounting. To reconcile to our consolidated statements of operations and comprehensive income, we adjust the gains or losses to reflect the consolidation of certain partnership investments.

Capital Markets Group
Our Capital Markets group generates most of its revenue from the difference, or spread, between the interest we earn on the mortgage assets in our retained mortgage portfolio and the interest we pay on the debt we issue to fund these assets. We refer to this spread as our net interest yield. Changes in the fair value of the derivative instruments and trading securities we hold and gains and losses on securitizations and sales of available-for-sale securities from our portfolio impact the net income or loss reported by the Capital Markets group. In addition, a substantial majority of fee and other income for 2013 and 2014 consisted of income resulting from settlement agreements resolving certain lawsuits relating to PLS sold to us.
Our segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive income in order to reflect the activities and results of the Capital Markets group. The significant differences from the consolidated statements of operations and comprehensive income are as follows:

•
Net interest income—Net interest income reflects the interest income on mortgage loans and securities owned by Fannie Mae and interest expense on funding debt issued by Fannie Mae, including accretion and amortization of any cost basis adjustments. To reconcile to our consolidated statements of operations and comprehensive income, we adjust for the impact of consolidated trusts and intercompany eliminations as follows:

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

•
Interest expense: Interest expense consists of contractual interest on the Capital Markets group’s interest-bearing liabilities, including the accretion and amortization of any cost basis adjustments. It excludes interest expense on debt issued by consolidated trusts. Therefore, the interest expense recognized on the Capital Markets group income statement is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our consolidated balance sheets. Net interest expense also includes an allocated cost of capital charge among the three business segments that is not included in net interest income in our consolidated statements of operations and comprehensive income.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Investment gains or losses, net—Investment gains or losses, net includes the gains and losses on securitizations and sales of available-for-sale securities from our portfolio. To reconcile to our consolidated statements of operations and comprehensive income, we eliminate gains and losses on securities that have been consolidated to loans.

•
Fair value gains or losses, net—Fair value gains or losses, net for the Capital Markets group includes derivative gains and losses, foreign exchange gains and losses, and the fair value gains and losses on certain debt securities in our portfolio. To reconcile to our consolidated statements of operations and comprehensive income, we eliminate fair value gains or losses on Fannie Mae MBS that have been consolidated to loans.

•
Other expenses, net—Debt extinguishment gains or losses recorded on the segment statements of operations relate exclusively to our funding debt, which is reported as “Debt of Fannie Mae” in our consolidated balance sheets. To reconcile to our consolidated statements of operations and comprehensive income, we include debt extinguishment gains or losses related to consolidated trusts to arrive at our total recognized debt extinguishment gains or losses.

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
The following tables display our business segment financial results for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$6	$(79)	$7,243	$11,722		$1,076	(3)	$19,968
Benefit for credit losses	3,850	114	—	—		—		3,964
Net interest income after benefit for credit losses	3,856	35	7,243	11,722		1,076		23,932
Guaranty fee income (expense)(4)	11,702	1,297	(955)	(5,895)	(5)	(5,974)	(5)	175	(5)
Investment (losses) gains, net	(1)	57	6,378	(192)		(5,306)	(6)	936
Fair value (losses) gains, net	(19)	—	(5,476)	300		362	(7)	(4,833)
Debt extinguishment gains, net	—	—	35	31		—		66
(Losses) gains from partnership investments(8)	(31)	299	—	—		1		269
Fee and other income (expense)	624	166	4,894	(323)		351		5,712
Administrative expenses	(1,830)	(306)	(641)	—		—		(2,777)
Foreclosed property (expense) income	(225)	83	—	—		—		(142)
TCCA fees(4)	(1,375)	—	—	—		—		(1,375)
Other expenses	(726)	(10)	(77)	—		—		(813)
Income before federal income taxes	11,975	1,621	11,401	5,643		(9,490)		21,150
Provision for federal income taxes	(3,496)	(158)	(3,287)	—		—		(6,941)
Net income	8,479	1,463	8,114	5,643		(9,490)		14,209
Less: Net income attributable to noncontrolling interest	—	—	—	—		(1)	(10)	(1)
Net income attributable to Fannie Mae	$8,479	$1,463	$8,114	$5,643		$(9,491)		$14,208

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31, 2013
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$205	$(74)	$9,764	$10,939		$1,570	(3)	$22,404
Benefit for credit losses	8,469	480	—	—		—		8,949
Net interest income after benefit for credit losses	8,674	406	9,764	10,939		1,570		31,353
Guaranty fee income (expense)(4)	10,468	1,217	(1,115)	(5,233)	(5)	(5,132)	(5)	205	(5)
Investment gains (losses), net	3	21	4,847	(122)		(3,622)	(6)	1,127
Fair value (losses) gains, net	(10)	—	3,148	(722)		543	(7)	2,959
Debt extinguishment gains, net	—	—	27	104		—		131
Gains from partnership investments(8)	—	498	—	—		19		517
Fee and other income (expense)	630	182	3,010	(321)		224		3,725
Administrative expenses	(1,706)	(280)	(559)	—		—		(2,545)
Foreclosed property income	2,736	103	—	—		—		2,839
TCCA fees(4)	(1,001)	—	—	—		—		(1,001)
Other (expenses) income	(628)	(2)	20	—		(133)		(743)
Income before federal income taxes	19,166	2,145	19,142	4,645		(6,531)		38,567
Benefit for federal income taxes(9)	29,110	7,924	8,381	—		—		45,415
Net income	48,276	10,069	27,523	4,645		(6,531)		83,982
Less: Net income attributable to noncontrolling interest	—	—	—	—		(19)	(10)	(19)
Net income attributable to Fannie Mae	$48,276	$10,069	$27,523	$4,645		$(6,550)		$83,963

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(790)	$(13)	$13,241	$7,156		$1,907	(3)	$21,501
Benefit for credit losses	672	180	—	—		—		852
Net interest (loss) income after provision for credit losses	(118)	167	13,241	7,156		1,907		22,353
Guaranty fee income (expense)(4)	8,151	1,040	(1,291)	(4,737)	(5)	(2,951)	(5)	212	(5)
Investment gains (losses), net	8	37	5,506	(3)		(5,774)	(6)	(226)
Fair value losses, net	(8)	—	(3,041)	(313)		385	(7)	(2,977)
Debt extinguishment (losses) gains, net	—	—	(277)	33		—		(244)
Gains from partnership investments(8)	—	123	—	—		(4)		119
Fee and other income (expense)	759	207	717	(395)		(13)		1,275
Administrative expenses	(1,590)	(269)	(508)	—		—		(2,367)
Foreclosed property income	247	7	—	—		—		254
TCCA fees(4)	(238)	—	—	—		—		(238)
Other expenses	(841)	(5)	(22)	—		(73)		(941)
Income before federal income taxes	6,370	1,307	14,325	1,741		(6,523)		17,220
(Provision) benefit for federal income taxes	(80)	204	(124)	—		—		—
Net income	6,290	1,511	14,201	1,741		(6,523)		17,220
Less: Net loss attributable to noncontrolling interest	—	—	—	—		4	(10)	4
Net income attributable to Fannie Mae	$6,290	$1,511	$14,201	$1,741		$(6,519)		$17,224
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our consolidated balance sheets.

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

(5)
Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our consolidated statements of operations and comprehensive income.

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

(7)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are in the Capital Markets group’s retained mortgage portfolio.

(8)	Gains from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive income.

(9)	Primarily represents the release of the valuation allowance for our deferred tax assets that generally are directly attributable to each segment based on the nature of the item.

(10)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our consolidated balance sheets.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays total assets by segment as of December 31, 2014, 2013 and 2012.

	As of December 31,
	2014	2013	2012
	(Dollars in millions)
Single-Family	$43,512	$41,206	$17,595
Multifamily	9,281	10,848	5,182
Capital Markets	510,848	596,436	723,217
Consolidated trusts	2,827,565	2,812,459	2,749,571
Eliminations/adjustments(1)	(143,030)	(190,841)	(273,143)
Total assets	$3,248,176	$3,270,108	$3,222,422
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
14.  Equity
Common Stock
Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2014 and 2013.
During the conservatorship, the rights and powers of shareholders are suspended. Accordingly, our common shareholders have no ability to elect directors or to vote on other matters during the conservatorship unless FHFA elects to delegate this authority to them. The senior preferred stock purchase agreement with Treasury prohibits the payment of dividends on common stock without the prior written consent of Treasury. The conservator also has eliminated common stock dividends. In addition, we issued a warrant to Treasury that provides Treasury with the right to purchase for a nominal price shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise, which would substantially dilute the ownership in Fannie Mae of our common stockholders at the time of exercise. Refer to “Senior Preferred Stock and Common Stock Warrant” section of this note for more information.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Preferred Stock
The following table displays our senior preferred stock and preferred stock outstanding as of December 31, 2014 and 2013.

		Issued and Outstanding as of December 31,						Annual Dividend Rate as of December 31, 2014
		2014		2013		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount					Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$117,149	1	$117,149	$117,149	(1)	N/A	(2)	N/A	(3)

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		0.260	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		0.400	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-I(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		7.750	(11)	December 31, 2010	(12)
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013
Total		556	$19,130	556	$19,130
__________

(1)	Initial stated value per share was $1,000. Based on our draws of funds under the senior preferred stock purchase agreement with Treasury, the stated value per share on December 31, 2014 was $117,149.

(2)
For the dividend period ended December 31, 2014, the dividend is calculated based on our net worth as of September 30, 2014, less the applicable capital reserve amount of $2.4 billion. The applicable capital reserve amount is $1.8 billion for each dividend period in 2015. The applicable capital reserve amount will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

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

(4)
Rate effective March 31, 2014. Variable dividend rate resets every two years at a per annum rate equal to the two-year Constant Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year.

(5)	Represents initial call date. Redeemable every two years thereafter.

(6)	Rate effective September 30, 2014. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year.

(7)	Rate effective December 31, 2014. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% or 10-year CMT rate plus 2.375%.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8)	Issued and outstanding shares were 24,922 as of December 31, 2014 and 2013, respectively.

(9)	Rate effective December 31, 2014. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% or 3-Month LIBOR plus 0.75%.

(10)
On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(11)	Rate effective December 31, 2014. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%.

(12)	Represents initial call date. Redeemable every five years thereafter.

(13)
On May 19, 2008, we issued 80 million shares of preferred stock in the amount of $2.0 billion. Subsequent to the initial issuance, we issued an additional 8 million shares in the amount of $200 million on May 22, 2008 and one million shares in the amount of $25 million on June 4, 2008 under the same terms as the initial issuance.

As described under “Senior Preferred Stock and Common Stock Warrant,” we issued senior preferred stock that ranks senior to all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company. During the conservatorship, the rights and powers of preferred stockholders (other than holders of senior preferred stock) are suspended. The senior preferred stock purchase agreement with Treasury also prohibits the payment of dividends on preferred stock (other than the senior preferred stock) without the prior written consent of Treasury. The conservator also has eliminated preferred stock dividends, other than dividends on the senior preferred stock.
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
Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the years ended December 31, 2014 or 2013.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reduction to additional paid-in-capital and was partially offset by the aggregate fair value of the warrant. There was no impact to the total balance of stockholders’ equity as a result of the issuance.
Variable Liquidation Preference Senior Preferred Stock, Series 2008-2
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. To the extent dividends payable in any period are not paid in cash, the dividends will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to Treasury’s funding commitment provided in the senior preferred stock purchase agreement and any quarterly commitment fee payable under the senior preferred stock purchase agreement that is not paid in cash to or waived by Treasury will be added to the liquidation preference of the senior preferred stock. As of December 31, 2014, we have received a total of $116.1 billion under Treasury’s funding commitment and the aggregate liquidation preference of the senior preferred stock was $117.1 billion.
Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. Dividends declared and paid on our senior preferred stock were $20.6 billion, $82.5 billion and $11.6 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Effective January 1, 2013, the amount of dividends payable on the senior preferred stock for a dividend period is determined based on our net worth as of the end of the immediately preceding fiscal quarter. The new dividend payment provision is referred to as a “net worth sweep” provision. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was $3.0 billion, $2.4 billion and $1.8 billion for dividend periods in 2013, 2014 and 2015, respectively, and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Senior Preferred Stock Purchase Agreement with Treasury
Funding Commitment
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2014. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remained at $117.1 billion as of December 31, 2014.
While we had a positive net worth as of December 31, 2014, in some future periods we could have a net worth deficit and, if so, will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. As of December 31, 2014, the remaining amount of funding available to us under the agreement was $117.6 billion.
If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement.
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
Commitment Fee
Pursuant to the August 2012 amendment to the senior preferred stock purchase agreement described in “Note 1, Summary of Significant Accounting Policies,” effective January 1, 2013, the periodic commitment fee under the agreement will not be set, accrue or be payable, as long as the dividend payment provisions described above remain in effect. Treasury waived the quarterly commitment fee under the senior preferred stock purchase agreement for each quarter of 2012.
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

•
Incur indebtedness that would result in our aggregate indebtedness exceeding $663.0 billion through December 31, 2014. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year;

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

The agreement, as amended, also provides that we may not own mortgage assets in excess of $469.6 billion as of December 31, 2014. On each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. In October 2014, FHFA requested that we revise our portfolio plan to cap the portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions.
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
In addition, the agreement provides that we may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executive officer or other executive officer (each as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. As of December 31, 2014, we were in compliance with the senior preferred stock purchase agreement covenants.
We are required to provide an annual risk management plan to Treasury no later than December 15 of each year we remain in conservatorship, beginning in 2012. Each annual risk management plan is required to set out our strategy for reducing our risk profile and to describe the actions we will take to reduce the financial and operational risks associated with each of our business segments. Each plan must include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our annual risk management plan to Treasury in December 2014.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Accumulated Other Comprehensive Income
The following table displays our accumulated other comprehensive income as of December 31, 2014, 2013 and 2012.

	As of December 31,
	2014	2013	2012
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$592	$365	$1,399
Net unrealized gains (losses) on AFS securities for which we have recorded OTTI, net of tax	1,529	1,262	(465)
Prior service cost and actuarial losses, net of amortization, net of tax	(358)	(395)	(505)
Other losses	(30)	(29)	(45)
Accumulated other comprehensive income	$1,733	$1,203	$384
The table below displays changes in accumulated other comprehensive income, net of tax, for the year ended December 31, 2014 and 2013.

	For the Year Ended December 31,
	2014			2013
	Available-for-Sale Securities(1)	Other(2)	Total	Available-for-Sale Securities(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$1,627	$(424)	$1,203	$934	$(550)	$384
Other comprehensive income before reclassifications	722	37	759	983	116	1,099
Amounts reclassified from other comprehensive income	(228)	(1)	(229)	(290)	10	(280)
Net other comprehensive income	494	36	530	693	126	819
Ending balance	$2,121	$(388)	$1,733	$1,627	$(424)	$1,203

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

__________

(1)
The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an available-for-sale security or the recognition of a net impairment in earnings, which are recorded in “Investments gains (losses), net” in our consolidated statements of operations and comprehensive income.

(2)
The amounts reclassified from AOCI represents activity from our defined benefit pension plans, which is recorded in “Salaries and employee benefits” in our consolidated statements of operations and comprehensive income.

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
FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. We had a positive net worth of $3.7 billion and $9.6 billion as of December 31, 2014 and 2013, respectively.
The following table displays our regulatory capital classification measures as of December 31, 2014 and 2013.

	As of December 31,
	2014	2013
	(Dollars in millions)
Core capital(1)	$(115,202)	$(108,811)
Statutory minimum capital requirement(2)	27,044	28,472
Deficit of core capital over statutory minimum capital requirement	$(142,246)	$(137,283)
__________

(1)
The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

(2)
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
As of December 31, 2014 and 2013, we had a minimum capital deficiency of $142.2 billion and $137.3 billion, respectively. Under the terms of the senior preferred stock purchase agreement with Treasury, beginning January 1, 2013, we are required to pay Treasury each quarter dividends when, as and if declared, equal to the excess of our net worth as of the end of the immediately preceding fiscal quarter over an applicable capital reserve amount. As a result, in periods in which we have net worth, our minimum capital deficiency will decline to the extent of our net worth but the deficiency will increase in the subsequent period as we pay Treasury the corresponding senior preferred stock dividend. See “Note 14, Equity” for more

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

information on capital and the terms of our senior preferred stock purchase agreement with Treasury. Set forth below are additional restrictions related to our capital requirements.
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
Single-Family Loan Borrowers
Regional economic conditions may affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates. The geographic dispersion of our single-family business has been consistently diversified over the years ended December 31, 2014 and 2013, with our largest exposures in the Western region of the United States, which represented approximately 28% of our single-family conventional guaranty book of business as of December 31, 2014 and 2013. Except for California, where approximately 20% of the gross unpaid principal balance of our single-family conventional mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2014 and 2013, were located, no other significant concentrations existed in any state.
To manage credit risk and comply with legal requirements, we typically require primary mortgage insurance or other credit enhancements if the current LTV ratio (i.e., the ratio of the unpaid principal balance of a loan to the current value of the property that serves as collateral) of a single-family conventional mortgage loan is greater than 80% when the loan is delivered to us.
Multifamily Loan Borrowers
Numerous factors affect a multifamily borrower’s ability to repay the loan and the value of the property underlying the loan. The most significant factors affecting credit risk are rental income, capitalization rates for the mortgaged property, and

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

general economic conditions. The average unpaid principal balance for multifamily loans is significantly larger than for single-family borrowers and, therefore, individual defaults for multifamily borrowers can result in more significant losses. However, these loans, while individually large, represent a small percentage of our total guaranty book of business. Our multifamily geographic concentrations have been consistently diversified over the years ended December 31, 2014 and 2013, with our largest exposure in the Western region of the United States, which represented 31% of our multifamily guaranty book of business as of December 31, 2014 and 2013. Except for California, Texas and New York, no significant concentrations existed in any states as of December 31, 2014. As of December 31, 2014, 23%, 11% and 11% of the gross unpaid principal balance of multifamily mortgage loans held by us or securitized in Fannie Mae MBS were located in California, Texas and New York, respectively. As of December 31, 2013, 24% and 12% of the gross unpaid principal balance of multifamily mortgage loans held by us or securitized in Fannie Mae MBS were located in California and New York, respectively. No significant concentrations existed in any other states as of December 31, 2013.
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
The following table displays the regional geographic concentration of single-family and multifamily loans in our guaranty book of business as of December 31, 2014 and 2013.

	Geographic Concentration(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(2)		Percentage of Multifamily Guaranty Book of Business(3)
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Midwest	15%	15%	9%	9%
Northeast	19	19	18	20
Southeast	22	22	22	21
Southwest	16	16	20	19
West	28	28	31	31
Total	100%	100%	100%	100%
__________

(1)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our total single-family conventional guaranty book of business as of December 31, 2014 and 2013.

(3)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of December 31, 2014 and 2013.

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
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of loans 60 days or more past due, and other loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, current debt service coverage ratio (“DSCR”) below 1.0 and high original estimated LTV ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.

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
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional and total multifamily guaranty book of business as of December 31, 2014 and 2013.

	As of December 31,
	2014(1)			2013(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.27%	0.38%	1.99%	1.41%	0.44%	2.54%
Percentage of single-family conventional loans(4)	1.47	0.43	1.89	1.64	0.49	2.38

	As of December 31,
	2014(1)		2013(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	5%	10.98%	7%	12.22%
Geographical distribution:
California	20	0.70	20	0.98
Florida	6	4.42	6	6.89
Illinois	4	2.36	4	3.12
New Jersey	4	5.78	4	6.25
New York	5	4.17	5	4.42
All other states	61	1.52	61	1.85
Product distribution:
Alt-A	4	7.77	5	9.23
Vintages:
2005	3	6.18	4	7.26
2006	3	9.61	3	11.26
2007	4	10.79	5	12.18
2008	2	6.27	3	6.69
All other vintages	88	0.88	85	1.02
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of December 31, 2014 and 2013.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of December 31, 2014 and 2013.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2014(1)(2)		2013(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.04%	0.05%	0.03%	0.10%

	As of December 31,
	2014(1)		2013(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	3%	0.31%	3%	0.23%
Less than or equal to 80%	97	0.04	97	0.10
Current debt service coverage ratio less than 1.0(5)	3	0.83	4	1.09
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of December 31, 2014 and 2013 excluding loans that have been defeased.

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

(5)
Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results of our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months, but in some cases may be longer.

Alt-A Loans and Securities
We own and guarantee Alt-A mortgage loans and mortgage-related securities. An Alt-A mortgage loan generally refers to a mortgage loan that has been underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if and only if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A, based on documentation or other product features. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued.
We apply our classification criteria in order to discuss our exposure to Alt-A loans. However, there is no universally accepted definition of Alt-A loans. Our single-family conventional guaranty book of business includes loans with some features that are similar to Alt-A loans that we have not classified as Alt-A because they do not meet our classification criteria. We reduce our risk associated with some of these loans through credit enhancements, as described below under “Mortgage Insurers.” We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Note 3, Mortgage Loans.”
The Alt-A mortgage loans and Fannie Mae MBS backed by Alt-A loans of $117.6 billion in unpaid principal balance represented 4% of our single-family mortgage credit book of business as of December 31, 2014, compared with $132.5 billion in unpaid principal balance which represented 5% of our single-family mortgage credit book of business as of December 31, 2013.
Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers are also obligated to repurchase loans or foreclosed properties, reimburse us for losses or

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

provide other remedies if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 46% of our single-family guaranty book of business as of December 31, 2014, compared with approximately 49% as of December 31, 2013. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 67% of our multifamily guaranty book of business as of December 31, 2014, compared with approximately 65% as of December 31, 2013.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in an increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $109.6 billion and $102.5 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2014 and 2013, respectively, which represented 4% of our single-family guaranty book of business as of both December 31, 2014 and 2013. Our primary mortgage insurance coverage risk in force was $108.7 billion and $101.4 billion as of December 31, 2014 and 2013, respectively. Our pool mortgage insurance coverage risk in force was $852 million and $1.1 billion as of December 31, 2014 and 2013, respectively. Our top four mortgage insurance companies provided 79% and 78% of our mortgage insurance as of December 31, 2014 and 2013, respectively.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $12.3 billion, or 11%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2014.
PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 67% of claims under its mortgage insurance policies in cash and is deferring the remaining 33%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us amounts of its previously outstanding deferred payment obligations to bring payment on our claims to 100%; however, RMIC remains in run-off and under the supervisory control of its state regulator. We were not paid interest to compensate us for the amount of time the deferred payment obligations were outstanding.
Although the financial condition of our mortgage insurer counterparties currently approved to write new business continued to improve in 2014, there is still risk that these counterparties may fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of our mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our results of operations, liquidity, financial condition and net worth.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. The following table displays the amount by which our estimated benefit from mortgage insurance reduced our total loss reserves as of these dates.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2014	2013
	(Dollars in millions)
Contractual mortgage insurance benefit	$4,409	$6,751
Less: Collectibility adjustment(1)	290	431
Estimated benefit included in total loss reserves	$4,119	$6,320
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
We had outstanding receivables of $1.4 billion recorded in “Other assets” in our consolidated balance sheets as of December 31, 2014 and $2.1 billion as of December 31, 2013 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $269 million as of December 31, 2014 and $402 million as of December 31, 2013 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $799 million as of December 31, 2014 and $655 million as of December 31, 2013. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2014 and 2013.
Financial Guarantors.  We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The following table displays the total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio as of December 31, 2014 and 2013.

	As of December 31,
	2014	2013
	(Dollars in millions)
Alt-A private-label securities	$325	$511
Subprime private-label securities	820	868
Mortgage revenue bonds	3,168	3,911
Other mortgage-related securities	238	264
Total	$4,551	$5,554
If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have an adverse effect on our earnings, liquidity, financial condition and net worth. With the exception of Ambac Assurance Corporation (“Ambac”), which is operating under a deferred payment obligation, none of our remaining non-governmental financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Effective July 21, 2014, the terms of Ambac’s order regarding its deferred payment arrangements changed to increase its cash payments on policyholder claims from 25% to 45% and to provide for payment of sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 45%. We are expecting full cash payment from only half of our non-governmental financial guarantor counterparties, and we are uncertain of the level of payments we will ultimately receive from the remaining counterparties. Ambac provided coverage on $2.1 billion, or 45%, of our total non-governmental guarantees as of December 31, 2014. When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees from those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $19.2 billion as of December 31, 2014 and $22.5 billion as of December 31, 2013.
Lenders with Risk Sharing.  We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $8.9 billion as of December 31, 2014, compared with $10.7 billion as of December 31, 2013. As of December 31, 2014, 47% of our maximum potential loss recovery on single-family loans was from three lenders, compared with 52% as of December 31, 2013. Our maximum potential loss recovery from lenders under

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

these risk sharing agreements on both Delegated Underwriting and Servicing (“DUS”) and non-DUS multifamily loans was $41.7 billion as of December 31, 2014, compared with $39.4 billion as of December 31, 2013. As of December 31, 2014 and 2013, 32% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
Parties Associated with Our Off-Balance Sheet Transactions.  We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.
We have entered into guarantees for which we have not recognized a guaranty obligation in our consolidated balance sheets relating to periods prior to 2003, the effective date of accounting guidance related to guaranty accounting. Our maximum potential exposure under these guarantees was $6.5 billion as of December 31, 2014 and $7.3 billion as of December 31, 2013. If we were required to make payments under these guarantees, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third parties that provided a maximum coverage of $2.7 billion as of December 31, 2014 and $3.1 billion as of December 31, 2013.
Derivatives Counterparties.  For information on credit risk associated with our derivative transactions and repurchase agreements refer to “Note 9, Derivative Instruments” and “Note 17, Netting Arrangements.”
Connecticut Avenue Securities
We use risk-sharing transactions to help mitigate our credit risk. We issued $5.8 billion in Connecticut Avenue Securities (“CAS”) during the year ended December 31, 2014, transferring some of the credit risk associated with losses on the underlying mortgage loans to investors in these securities. In a CAS transaction, we create a reference pool consisting of recently acquired single-family mortgage loans included in our single-family guaranty book of business in our consolidated balance sheet. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (e.g., first loss, mezzanine and senior). We receive cash and issue CAS (which relate to the mezzanine loss position) to investors, which we recognize as “Debt of Fannie Mae” in our consolidated balance sheet.
We are obligated to make payments of principal and interest on the CAS, and we recognize the interest paid as “Long-term debt interest expense” in our consolidated statements of operations and comprehensive income. The principal balance of the CAS is reduced as a result of principal liquidations of loans in the reference pool or when certain specified credit events (such as a loan becoming 180 days delinquent) occur on the loans in the reference pool. In turn, these credit events may reduce the total amount of payments we ultimately make on the CAS. However, principal reductions will first occur on the first loss position, which is retained by us, until it is fully reduced before the CAS begin participating in reductions to the principal balances.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The table below displays information related to derivatives, securities purchased under agreements to resell or similar arrangements, and securities sold under agreements to repurchase or similar arrangements, which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our consolidated balance sheets as of December 31, 2014 and 2013.

	As of December 31, 2014
			Net Amount Presented in the Consolidated Balance Sheets		Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$5,461	$(5,428)	$33		$—	$(33)	$—
Cleared risk management derivatives(4)	927	242	1,169		—	—	1,169
Mortgage commitment derivatives	255	—	255		(116)	(7)	132
Total derivative assets	6,643	(5,186)	1,457	(5)	(116)	(40)	1,301
Securities purchased under agreements to resell or similar arrangements(6)	47,550	—	47,550		—	(47,550)	—
Total assets	$54,193	$(5,186)	$49,007		$(116)	$(47,590)	$1,301
Liabilities:
OTC risk management derivatives	$(7,836)	$7,567	$(269)		$—	$—	$(269)
Cleared risk management derivatives(4)	(2,627)	2,627	—		—	—	—
Mortgage commitment derivatives	(344)	—	(344)		116	—	(228)
Total derivative liabilities	(10,807)	10,194	(613)	(5)	116	—	(497)
Securities sold under agreements to repurchase or similar arrangements	(50)	—	(50)		—	50	—
Total liabilities	$(10,857)	$10,194	$(663)		$116	$50	$(497)

	As of December 31, 2013
			Net Amount Presented in the Consolidated Balance Sheets		Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$8,491	$(8,422)	$69		$—	$(20)	$49
Mortgage commitment derivatives	265	—	265		(83)	—	182
Total derivative assets	8,756	(8,422)	334	(5)	(83)	(20)	231
Securities purchased under agreements to resell or similar arrangements(6)	50,565	—	50,565		—	(50,565)	—
Total assets	$59,321	$(8,422)	$50,899		$(83)	$(50,585)	$231
Liabilities:
OTC risk management derivatives	$(9,503)	$9,370	$(133)		$—	$—	$(133)
Mortgage commitment derivatives	(214)	—	(214)		83	—	(131)
Total liabilities	$(9,717)	$9,370	$(347)	(5)	$83	$—	$(264)

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

(3)
Represents collateral posted or received that has neither been recognized nor offset in our consolidated balance sheets. Does not include collateral held in excess of our exposure. The fair value of non-cash collateral accepted for OTC risk management derivatives was $51 million and $24 million as of December 31, 2014 and 2013, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $47.6 billion and $50.7 billion, of which $41.9 billion and $39.8 billion could be sold or repledged as of December 31, 2014 and 2013, respectively. None of the underlying collateral was sold or repledged as of December 31, 2014 and 2013. The fair value of non-cash collateral we pledged for securities sold under agreements to repurchase was $50 million as of December 31, 2014, which the counterparty was permitted to sell or repledge. We did not have any securities sold under agreements to repurchase as of December 31, 2013.

(4)	Net amounts as of December 31, 2014 reflect netting of cleared derivative assets and liabilities where we have enforceable master netting arrangements.

(5)
Excludes derivative assets of $28 million and $1.7 billion and derivative liabilities of $1 million and $1.1 billion recognized in our consolidated balance sheets as of December 31, 2014 and 2013, respectively, that are not subject to enforceable master netting arrangements.

(6)
Includes $16.6 billion and $11.6 billion of securities purchased under agreements to resell or similar arrangements classified as “Cash and cash equivalents” in our consolidated balance sheets as of December 31, 2014 and 2013, respectively.

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
The terms of our contracts for cleared derivatives are governed under the rules of the clearing organization and the agreement between us and the clearing member of that clearing organization. In the event of a clearing organization default, all open positions at the clearing organization are closed and a net position (on a clearing member by clearing member basis) is calculated. Unless otherwise transferred, in the event of a clearing member default, all open positions cleared through that clearing member are closed and a net position is calculated.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of December 31, 2014 and 2013.

	Fair Value Measurements as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$4,635	$305	$—	$4,940
Freddie Mac	—	1,369	—	—	1,369
Ginnie Mae	—	166	—	—	166
Alt-A private-label securities	—	323	597	—	920
Subprime private-label securities	—	—	1,307	—	1,307
CMBS	—	2,515	—	—	2,515
Mortgage revenue bonds	—	—	722	—	722
Other	—	—	99	—	99
Non-mortgage-related securities:
U.S. Treasury securities	19,466	—	—	—	19,466
Total trading securities	19,466	9,008	3,030	—	31,504
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	5,639	—	—	5,639
Freddie Mac	—	5,522	6	—	5,528
Ginnie Mae	—	476	—	—	476
Alt-A private-label securities	—	2,538	3,140	—	5,678
Subprime private-label securities	—	—	5,240	—	5,240
CMBS	—	1,397	—	—	1,397
Mortgage revenue bonds	—	—	4,023	—	4,023
Other	—	2	2,671	—	2,673
Total available-for-sale securities	—	15,574	15,080	—	30,654
Mortgage loans of consolidated trusts	—	13,796	1,833	—	15,629
Other assets:
Risk management derivatives:
Swaps	—	6,085	150	—	6,235
Swaptions	—	153	—	—	153
Other	—	—	28	—	28
Netting adjustment	—	—	—	(5,186)	(5,186)
Mortgage commitment derivatives	—	251	4	—	255
Total other assets	—	6,489	182	(5,186)	1,485
Total assets at fair value	$19,466	$44,867	$20,125	$(5,186)	$79,272

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$6,040	$363	$—	$6,403
Total of Fannie Mae	—	6,040	363	—	6,403
Of consolidated trusts	—	18,956	527	—	19,483
Total long-term debt	—	24,996	890	—	25,886
Other liabilities:
Risk management derivatives:
Swaps	—	9,339	133	—	9,472
Swaptions	—	991	—	—	991
Other	—	—	1	—	1
Netting adjustment	—	—	—	(10,194)	(10,194)
Mortgage commitment derivatives	—	341	3	—	344
Total other liabilities	—	10,671	137	(10,194)	614
Total liabilities at fair value	$—	$35,667	$1,027	$(10,194)	$26,500

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013 and 2012. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of operations and comprehensive income for Level 3 assets and liabilities for the years ended December 31, 2014, 2013 and 2012. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2014
		Total (Losses) or Gains (Realized/Unrealized)										Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2014(5)
	Balance, December 31, 2013	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$42	$(27)		$—	$6	$—	$—	$(2)	$(39)	$325	$305	$(18)
Freddie Mac	2	—		—	—	—	—	—	(2)	—	—	—
Alt-A private-label securities	618	88		—	—	(58)	—	(81)	(226)	256	597	97
Subprime private-label securities	1,448	270		—	—	(241)	—	(170)	—	—	1,307	234
Mortgage revenue bonds	565	168		—	—	—	—	(11)	—	—	722	160
Other	99	13		—	—	—	—	(13)	—	—	99	13
Total trading securities	$2,774	$512	(6)(7)	$—	$6	$(299)	$—	$(277)	$(267)	$581	$3,030	$486	(6)(7)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$7	$—		$—	$—	$—	$—	$(1)	$(8)	$2	$—	$—
Freddie Mac	8	—		—	—	—	—	(1)	(2)	1	6	—
Alt-A private-label securities	3,791	172		(26)	—	(393)	—	(471)	(1,738)	1,805	3,140	—
Subprime private-label securities	7,068	447		301	—	(1,730)	—	(846)	—	—	5,240	—
Mortgage revenue bonds	5,253	(32)		554	—	(70)	—	(1,682)	—	—	4,023	—
Other	2,885	19		103	—	—	—	(336)	—	—	2,671	—
Total available-for-sale securities	$19,012	$606	(6)(8)	$932	$—	$(2,193)	$—	$(3,337)	$(1,748)	$1,808	$15,080	$—

Mortgage loans of consolidated trusts	$2,704	$260	(6)(7)	$—	$36	$—	$—	$(344)	$(1,113)	$290	$1,833	$53	(6)(7)
Net derivatives	(40)	103	(7)	—	—	—	—	(21)	(2)	5	45	77	(7)
Long-term debt:
Of Fannie Mae:
Senior floating	$(955)	$(142)		$—	$—	$—	$(750)	$19	$1,465	$—	$(363)	$(97)
Of consolidated trusts	(518)	(53)		—	—	—	(1)	62	111	(128)	(527)	(49)
Total long-term debt	$(1,473)	$(195)	(7)	$—	$—	$—	$(751)	$81	$1,576	$(128)	$(890)	$(146)	(7)

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2013
		Total (Losses) or Gains (Realized/Unrealized)										Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2013(5)
	Balance, December 31, 2012	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$(9)		$—	$—	$—	$—	$(17)	$—	$—	$42	$(9)
Freddie Mac	2	—		—	—	—	—	—	—	—	2	—
Ginnie Mae	1	—		—	—	—	—	(1)	(3)	3	—	—
Alt-A private-label securities	104	256		—	—	—	—	(115)	(435)	808	618	223
Subprime private-label securities	1,319	328		—	—	(50)	—	(149)	—	—	1,448	322
Mortgage revenue bonds	675	(101)		—	—	—	—	(9)	—	—	565	(101)
Other	117	(5)		—	—	—	—	(13)	—	—	99	(5)
Total trading securities	$2,286	$469	(6)(7)	$—	$—	$(50)	$—	$(304)	$(438)	$811	$2,774	$430	(6)(7)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$29	$—		$(1)	$—	$—	$—	$(7)	$(14)	$—	$7	$—
Freddie Mac	10	—		(1)	—	—	—	(2)	(1)	2	8	—
Ginnie Mae	—	—		—	—	—	—	—	(1)	1	—	—
Alt-A private-label securities	6,564	144		464	—	(2,664)	—	(1,040)	(3,357)	3,680	3,791	—
Subprime private-label securities	7,447	120		1,527	359	(1,317)	—	(1,068)	—	—	7,068	—
Mortgage revenue bonds	7,837	25		(449)	—	(35)	—	(2,125)	—	—	5,253	—
Other	3,147	13		125	—	—	—	(400)	—	—	2,885	—
Total available-for-sale securities	$25,034	$302	(6)(8)	$1,665	$359	$(4,016)	$—	$(4,642)	$(3,373)	$3,683	$19,012	$—

Mortgage loans of consolidated trusts	$2,634	$282	(6)(7)	$—	$346	$(393)	$—	$(459)	$(352)	$646	$2,704	$50	(6)(7)
Net derivatives	14	(165)	(7)	—	—	—	—	97	16	(2)	(40)	(51)	(7)
Long-term debt:
Of Fannie Mae:
Senior floating	$(400)	$76		$—	$—	$—	$(674)	$43	$—	$—	$(955)	$76
Of consolidated trusts	(1,128)	(250)		—	—	—	(21)	537	434	(90)	(518)	(80)
Total long-term debt	$(1,528)	$(174)	(7)	$—	$—	$—	$(695)	$580	$434	$(90)	$(1,473)	$(4)	(7)

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2012
		Total (Losses) or Gains (Realized/Unrealized)										Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2012(5)
	Balance, December 31, 2011	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,737	$(2)		$—	$—	$(33)	$—	$(118)	$(1,581)	$65	$68	$(6)
Freddie Mac	—	—		—	—	—	—	—	—	2	2	—
Ginnie Mae	9	—		—	—	—	—	—	(9)	1	1	—
Alt-A private-label securities	345	165		—	—	—	—	(111)	(907)	612	104	39
Subprime private-label securities	1,280	192		—	—	—	—	(153)	—	—	1,319	192
Mortgage revenue bonds	724	(29)		—	—	—	—	(20)	—	—	675	(29)
Other	143	(19)		—	—	—	—	(7)	—	—	117	(19)
Total trading securities	$4,238	$307	(6)(7)	$—	$—	$(33)	$—	$(409)	$(2,497)	$680	$2,286	$177	(6)(7)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$946	$—		$(8)	$43	$(43)	$—	$(24)	$(895)	$10	$29	$—
Freddie Mac	12	—		—	—	—	—	(2)	—	—	10	—
Alt-A private-label securities	7,256	(87)		584	—	—	—	(1,072)	(3,325)	3,208	6,564	—
Subprime private-label securities	7,586	(126)		1,280	—	—	—	(1,293)	—	—	7,447	—
Mortgage revenue bonds	10,247	9		(23)	29	(76)	—	(2,349)	—	—	7,837	—
Other	3,445	12		59	—	—	—	(369)	—	—	3,147	—
Total available-for-sale securities	$29,492	$(192)	(6)(8)	$1,892	$72	$(119)	$—	$(5,109)	$(4,220)	$3,218	$25,034	$—

Mortgage loans of consolidated trusts	$2,319	$235	(6)(7)	$—	$935	$—	$—	$(411)	$(562)	$118	$2,634	$159	(6)(7)
Net derivatives	65	(23)	(7)	—	—	—	(8)	(20)	—	—	14	(9)	(7)
Long-term debt:
Of Fannie Mae:
Senior floating	$(406)	$(21)		$—	$—	$—	$—	$27	$—	$—	$(400)	$(21)
Of consolidated trusts	(765)	(180)		—	—	—	(523)	233	474	(367)	(1,128)	(158)
Total long-term debt	$(1,171)	$(201)	(7)	$—	$—	$—	$(523)	$260	$474	$(367)	$(1,528)	$(179)	(7)
__________

(1)
Gains (losses) included in other comprehensive income are included in “Changes in unrealized gains on AFS, net of reclassification adjustments and taxes” in the consolidated statements of operations and comprehensive income.

(2)	Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts.

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(4)
Transfers out of Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans and credit risk sharing securities issued under our CAS series. Prices for these securities were obtained from multiple third-party vendors or dealers. Transfers out of Level 3 also occurred for mortgage loans of consolidated trusts for which unobservable inputs used in valuations became less significant. Transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Net interest income” in our consolidated statements of operations and comprehensive income.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7)	Gains (losses) are included in “Fair value (losses) gains, net” in our statement of consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains (losses), net” in our statement of consolidated statements of operations and comprehensive income.
Nonrecurring Changes in Fair Value
The following tables display assets measured in our consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment) as of December 31, 2014, and 2013.

	Fair Value Measurements as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$93	$110	$203
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	16,654	16,654
Of consolidated trusts	—	—	60	60
Multifamily mortgage loans held for investment, at amortized cost	—	—	625	625
Acquired property, net:
Single-family	—	—	4,782	4,782
Multifamily	—	—	140	140
Other assets	—	—	45	45
Total nonrecurring fair value measurements	$—	$93	$22,416	$22,509

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

	Fair Value Measurements as of December 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)(3)	$153	Single Vendor	Prepayment Speed (%)	100.0			100.0
			Spreads (bps)	256.5	-	350.8	293.4
	130	Consensus	Prepayment Speed (%)	100.0			100.0
			Spreads (bps)	184.6	-	219.5	197.5
	22	Other
Total Agency	305
Alt-A private-label securities(4)	290	Single Vendor	Default Rate (%)	8.3	-	9.1	8.5
			Prepayment Speed (%)	2.9	-	3.2	3.1
			Severity (%)	79.5	-	95.0	90.4
			Spreads (bps)	267.2	-	308.2	279.4
	66	Consensus	Default Rate (%)	5.4			5.4
			Prepayment Speed (%)	7.0			7.0
			Severity (%)	48.8			48.8
			Spreads (bps)	264.8			264.8
	151	Consensus
	90	Other
Total Alt-A private-label securities	597
Subprime private-label securities(4)	422	Consensus	Default Rate (%)	3.5	-	11.8	7.2
			Prepayment Speed (%)	1.4	-	5.2	2.8
			Severity (%)	72.1	-	95.0	85.9
			Spreads (bps)	265.0			265.0
	549	Consensus
	290	Discounted Cash Flow	Default Rate (%)	4.3	-	6.2	5.2
			Prepayment Speed (%)	2.3	-	4.2	3.3
			Severity (%)	62.2	-	95.0	73.8
			Spreads (bps)	265.0	-	382.1	283.7
	46	Other
Total subprime private-label securities	1,307
Mortgage revenue bonds	161	Dealer Mark	Spreads (bps)	288.1			288.1
	540	Discounted Cash Flow	Spreads (bps)	6.0	-	318.0	263.0
	21	Other
Total mortgage revenue bonds	722
Other	99	Dealer Mark
Total trading securities	$3,030

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$6	Other
Alt-A private-label securities(4)	322	Single Vendor	Default Rate (%)	0.2	-	13.1	4.6
			Prepayment Speed (%)	0.2	-	20.5	8.2
			Severity (%)	27.8	-	89.7	61.0
			Spreads (bps)	190.0	-	315.0	264.9
	493	Single Vendor
	1,187	Consensus	Default Rate (%)	0.4	-	31.2	5.1
			Prepayment Speed (%)	0.1	-	48.9	11.0
			Severity (%)	0.2	-	95.0	59.6
			Spreads (bps)	183.8	-	240.0	236.7
	691	Consensus
	403	Discounted Cash Flow	Default Rate (%)	5.0	-	11.5	7.0
			Prepayment Speed (%)	0.5	-	8.4	3.4
			Severity (%)	35.1	-	92.4	54.2
			Spreads (bps)	188.0	-	340.0	243.4
	44	Other
Total Alt-A private-label securities	3,140
Subprime private-label securities(4)	383	Single Vendor	Default Rate (%)	2.1	-	8.3	5.5
			Prepayment Speed (%)	1.5	-	3.3	2.1
			Severity (%)	65.4	-	95.0	78.5
			Spreads (bps)	215.0	-	262.0	230.0
	2,722	Consensus	Default Rate (%)	1.5	-	37.4	6.3
			Prepayment Speed (%)	0.1	-	17.7	2.6
			Severity (%)	1.5	-	95.0	84.4
			Spreads (bps)	155.0	-	265.0	220.0
	1,755	Consensus
	317	Discounted Cash Flow	Default Rate (%)	3.0	-	12.3	7.0
			Prepayment Speed (%)	1.1	-	9.0	4.1
			Severity (%)	28.9	-	91.8	81.2
			Spreads (bps)	155.0	-	895.0	250.5
	63	Other
Total subprime private-label securities	5,240
Mortgage revenue bonds	1,504	Single Vendor	Spreads (bps)	(11.5)	-	361.5	52.7
	418	Single Vendor
	510	Dealer Mark	Spreads (bps)	222.8	-	322.1	265.9
	1,581	Discounted Cash Flow	Spreads (bps)	(11.5)	-	620.2	251.4
	10	Other
Total mortgage revenue bonds	4,023
Other	337	Single Vendor	Default Rate (%)	1.7	-	5.0	4.4
			Prepayment Speed (%)	3.0	-	9.3	3.8
			Severity (%)	4.0	-	94.6	69.6
			Spreads (bps)	263.1	-	427.2	291.5
	720	Consensus	Default Rate (%)	0.1	-	6.6	3.9
			Prepayment Speed (%)	3.0	-	30.4	4.8
			Severity (%)	0.4	-	95.0	62.4
			Spreads (bps)	215.0	-	481.4	320.6
	1,215	Dealer Mark
	399	Other
Total other	2,671
Total available-for-sale securities	$15,080

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	$934	Build-Up	Default Rate (%)	0.0	-	99.0	14.9
			Prepayment Speed (%)	3.6	-	99.8	16.3
			Severity (%)	3.4	-	100.0	23.7
	279	Consensus
	402	Discounted Cash Flow	Default Rate (%)	2.7	-	13.1	5.5
			Prepayment Speed (%)	0.1	-	13.5	7.5
			Severity (%)	35.5	-	95.0	61.3
			Spreads (bps)	155.0	-	665.0	227.4
	39	Other
Total single-family	1,654
Multifamily	179	Build-Up	Spreads (bps)	59.0	-	323.4	137.3
Total mortgage loans of consolidated trusts	$1,833
Net derivatives	$(107)	Internal Model
	150	Dealer Mark
	2	Other
Total net derivatives	$45
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	Discounted Cash Flow
Of consolidated trusts(2)	(219)	Consensus
	(205)	Discounted Cash Flow	Default Rate (%)	2.7	-	11.9	4.0
			Prepayment Speed (%)	0.1	-	100.0	33.4
			Severity (%)	35.5	-	95.0	54.6
			Spreads (bps)	88.0	-	665.0	249.4
	(103)	Other
Total of consolidated trusts	(527)
Total long-term debt	$(890)

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2013
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)	$44	Other
Alt-A private-label securities(4)	60	Single Vendor	Default Rate (%)	6.0	-	10.8	8.7
			Prepayment Speed (%)	4.1	-	5.4	4.6
			Severity (%)	76.1	-	92.7	83.1
			Spreads (bps)	414.3	-	421.7	417.5
	325	Consensus	Default Rate (%)	6.9	-	10.4	8.9
			Prepayment Speed (%)	1.9	-	2.5	2.2
			Severity (%)	77.3	-	97.8	88.7
			Spreads (bps)	298.3	-	420.2	366.3
	85	Consensus
	148	Discounted Cash Flow	Default Rate (%)	4.0	-	6.9	6.5
			Prepayment Speed (%)	1.9	-	3.4	2.2
			Severity (%)	42.7	-	77.3	67.6
			Spreads (bps)	325.4	-	439.4	418.6
Total Alt-A private-label securities	618
Subprime private-label securities(4)	113	Single Vendor	Default Rate (%)	3.1	-	7.5	3.9
			Prepayment Speed (%)	1.8	-	2.5	2.0
			Severity (%)	75.0	-	87.2	75.8
			Spreads (bps)	325.0			325.0
	77	Single Vendor
	400	Consensus	Default Rate (%)	3.0	-	9.2	6.4
			Prepayment Speed (%)	1.4	-	2.2	1.9
			Severity (%)	50.4	-	87.2	74.4
			Spreads (bps)	325.0	-	425.0	353.0
	808	Consensus
	50	Discounted Cash Flow	Default Rate (%)	6.9			6.9
			Prepayment Speed (%)	0.1			0.1
			Severity (%)	75.0			75.0
			Spreads (bps)	325.0			325.0
Total subprime private-label securities	1,448
Mortgage revenue bonds	539	Discounted Cash Flow	Spreads (bps)	35.0	-	440.0	340.6
	26	Other
Total mortgage revenue bonds	565
Other	99	Discounted Cash Flow	Spreads (bps)	525.0			525.0
Total trading securities	$2,774

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2013
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$15	Other
Alt-A private-label securities(4)	139	Single Vendor	Default Rate (%)	0.9	-	6.4	3.9
			Prepayment Speed (%)	9.3	-	11.9	11.3
			Severity (%)	53.7	-	82.6	68.8
			Spreads (bps)	300.0	-	400.0	349.3
	435	Single Vendor
	1,948	Consensus	Default Rate (%)	0.1	-	10.3	3.5
			Prepayment Speed (%)	0.1	-	32.9	9.9
			Severity (%)	7.2	-	100.0	62.3
			Spreads (bps)	210.6	-	404.2	336.7
	740	Consensus
	420	Discounted Cash Flow	Default Rate (%)	2.3	-	10.1	5.1
			Prepayment Speed (%)	1.2	-	7.0	3.4
			Severity (%)	45.2	-	79.5	60.5
			Spreads (bps)	220.2	-	500.0	381.3
	109	Other
Total Alt-A private-label securities	3,791
Subprime private-label securities(4)	442	Single Vendor	Default Rate (%)	1.8	-	11.0	7.4
			Prepayment Speed (%)	1.0	-	9.4	2.0
			Severity (%)	65.0	-	100.0	82.2
			Spreads (bps)	275.0	-	375.0	315.2
	322	Single Vendor
	2,981	Consensus	Default Rate (%)	0.0	-	36.8	7.4
			Prepayment Speed (%)	0.3	-	9.7	2.3
			Severity (%)	36.8	-	100.0	81.7
			Spreads (bps)	175.0	-	375.0	319.9
	2,442	Consensus
	816	Discounted Cash Flow	Default Rate (%)	0.7	-	7.6	5.1
			Prepayment Speed (%)	0.2	-	12.5	4.1
			Severity (%)	43.8	-	98.0	79.5
			Spreads (bps)	175.0	-	375.0	292.4
	65	Other
Total subprime private-label securities	7,068
Mortgage revenue bonds	1,937	Single Vendor	Spreads (bps)	0.0	-	463.2	112.1
	1,386	Single Vendor
	1,899	Discounted Cash Flow	Spreads (bps)	5.5	-	490.0	310.0
	31	Other
Total mortgage revenue bonds	5,253
Other	122	Single Vendor
	483	Consensus	Default Rate (%)	0.1	-	5.0	5.0
			Prepayment Speed (%)	3.0	-	11.4	3.0
			Severity (%)	65.0	-	85.0	84.6
			Spreads (bps)	275.0	-	925.0	526.4
	625	Consensus
	610	Discounted Cash Flow	Default Rate (%)	5.0			5.0
			Prepayment Speed (%)	10.0			10.0
			Severity (%)	55.0			55.0
			Spreads (bps)	300.0	-	511.0	469.5
	1,045	Other
Total other	2,885
Total available-for-sale securities	$19,012

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

(2)
Includes instruments for which the prepayment speed as disclosed represents the estimated annualized rate of prepayment after all prepayment penalty provisions have expired and also instruments for which prepayment speed as disclosed represents the estimated rate of prepayment over the remaining life of the instrument.

(3)	Includes Fannie Mae and Freddie Mac securities.

(4)	Default Rate as disclosed represents the estimated beginning annualized rate of default and is used as a basis to forecast the future default rates that serve as an input for valuation.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013. The significant unobservable inputs related to these techniques primarily relate to collateral

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of December 31,
	Significant Valuation Techniques	2014	2013
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$110	$132
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	16,654	19,966
Of consolidated trusts	Other	60	79
Total single-family mortgage loans held for investment, at amortized cost		16,714	20,045
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	45	248
	Asset Manager Estimate	580	1,230
	Other	—	55
Total multifamily mortgage loans held for investment, at amortized cost		625	1,533
Acquired property, net:
Single-family	Accepted Offers	864	691
	Appraisals	1,509	1,077
	Walk Forwards	1,173	1,106
	Internal Model	1,045	1,049
	Other	191	118
Total single-family		4,782	4,041
Multifamily	Broker Price Opinions	127	9
	Other	13	89
Total multifamily		140	98
Other assets	Other	45	121
Total nonrecurring assets at fair value		$22,416	$25,970
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
Dealer Mark: This valuation technique utilizes one dealer price to estimate fair value. We generally validate these observations of fair value through the use of a discounted cash flow technique whose unobservable inputs (for example, default rates) are disclosed in the table above.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of December 31, 2014, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 19% of our valuations. Based on the number of properties measured as of December 31, 2013, these methodologies comprised approximately 81% of our valuations, while accepted offers comprised approximately 16% of our valuations.
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
Our VOC includes senior representation from our Capital Markets segment, our Enterprise Risk Office and our Finance division, and is responsible for providing overall governance for our valuation processes, models and results. The composition of the VOC is determined by the VOC chair, our Chief Financial Officer, with the objective of obtaining appropriate representation from Finance, Enterprise Risk Management and select business units within Fannie Mae. Based on its review of valuation methodologies and fair value results for various financial instruments used for financial reporting, the VOC is responsible for advising the VOC chair, who has the ultimate responsibility over all valuation processes and results. The VOC also reviews trend analysis for various financial assets and liabilities on a quarterly basis.
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
We have an internal property valuation function that utilizes an internal model to compare the values received on a property and assign a risk rating based on several factors including the deviation between the various values. Property valuations with risk ratings above a specified threshold are reviewed for reasonableness by a team of property valuation experts. The internal model that is used to assign a risk rating and the threshold specified is subject to oversight from the Model Risk Management Group, which is responsible for establishing risk management controls and for reviewing models used in the determination of fair value measurements for financial reporting. In addition, our Quality Control Group reviews the overall work performed and inspects a portion of the properties in major markets, for which the third-party valuations are obtained, in order to assess the quality of the valuations.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

performance reviews of the counterparties that provide products and services for this process. In addition, valuation results and trend analyses are reviewed regularly by management responsible for valuing and disposing of real estate.
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of December 31, 2014 and 2013. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans that we do not record in our consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of December 31, 2014
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$54,565	$37,965	$16,600	$—	$—	$54,565
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,950	—	30,950	—	—	30,950
Trading securities	31,504	19,466	9,008	3,030	—	31,504
Available-for-sale securities	30,654	—	15,574	15,080	—	30,654
Mortgage loans held for sale	331	—	169	169	—	338
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	239,243	—	29,896	217,064	—	246,960
Of consolidated trusts	2,779,920	—	2,657,863	183,263	—	2,841,126
Mortgage loans held for investment	3,019,163	—	2,687,759	400,327	—	3,088,086
Advances to lenders	5,559	—	5,079	470	—	5,549
Derivative assets at fair value	1,485	—	6,489	182	(5,186)	1,485
Guaranty assets and buy-ups	210	—	—	616	—	616
Total financial assets	$3,174,421	$57,431	$2,771,628	$419,874	$(5,186)	$3,243,747

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$50	$—	$50	$—	$—	$50
Short-term debt:
Of Fannie Mae	105,012	—	105,022	—	—	105,022
Of consolidated trusts	1,560	—	—	1,560	—	1,560
Long-term debt:
Of Fannie Mae	355,431	—	367,703	982	—	368,685
Of consolidated trusts	2,760,152	—	2,815,843	19,334	—	2,835,177
Derivative liabilities at fair value	614	—	10,671	137	(10,194)	614
Guaranty obligations	382	—	—	1,579	—	1,579
Total financial liabilities	$3,223,201	$—	$3,299,289	$23,592	$(10,194)	$3,312,687

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
Federal funds and securities sold/purchased under agreements to repurchase/resell—The carrying value for the majority of these specific instruments approximates the fair value due to the short-term nature and the negligible inherent credit risk, as they involve the exchange of collateral that is easily traded. Were we to calculate the fair value of these instruments we would use observable inputs resulting in Level 2 classification.
Mortgage Loans Held for Sale—Loans are reported at the lower of cost or fair value in our consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are the same as for our HFI loans and are described under “Fair Value Measurement—Mortgage Loans Held for Investment.” These loans are classified as Level 2 of

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $3.3 billion as of December 31, 2014 and $11.5 billion as of December 31, 2013. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above was $314.0 billion and $306.9 billion as of December 31, 2014 and 2013, respectively.
Advances to Lenders—The carrying value for the majority of our advances to lenders approximates fair value due to the short-term nature and the negligible inherent credit risk. If we were to recalculate the fair value of these instruments we would use discounted cash flow models that use observable inputs such as spreads based on market assumptions, resulting in Level 2 classification.
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
The fair value of the guaranty assets includes the fair value of any associated buy-ups.
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
Fair Value Option
We elected the fair value option for our credit risk sharing debt securities issued under our CAS series and certain loans of consolidated trusts that contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from the respective loan.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Interest income for the mortgage loans is recorded in “Interest income—Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense—Long-term debt” in our consolidated statements of operations and comprehensive income.
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of December 31, 2014 and 2013.

	As of December 31,
	2014			2013
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$15,629	$6,403	$19,483	$14,268	$1,308	$14,976
Unpaid principal balance	15,001	6,512	17,810	14,440	1,290	13,988
__________

(1)
Includes nonaccrual loans with a fair value of $240 million and $196 million as of December 31, 2014 and 2013, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of December 31, 2014 and 2013 is $75 million and $74 million, respectively. Includes loans that are 90 days or more past due with a fair value of $271 million and $288 million as of December 31, 2014 and 2013, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of December 31, 2014 and 2013 is $78 million and $75 million, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value (losses) gains, net” in our consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2014			2013			2012
	Loans	Long-Term Debt	Total Gains	Loans	Long-Term Debt	Total (Losses)	Loans	Long-Term Debt	Total (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$60	$216	$276	$(142)	$(31)	$(173)	$(25)	$(13)	$(38)
Other changes in fair value	670	(505)	165	(730)	346	(384)	(124)	(76)	(200)
Fair value (losses) gains, net	$730	$(289)	$441	$(872)	$315	$(557)	$(149)	$(89)	$(238)
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
In 2009, the court granted defendants’ motion to dismiss the Securities Act claims as to all defendants. In 2010, the court granted in part and denied in part defendants’ motions to dismiss the Securities Exchange Act claims. As a result of the partial denial, some of the Securities Exchange Act claims remained pending against us and certain of our former officers. Fannie Mae filed its answer to the consolidated complaint on December 31, 2010.
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
On July 15, 2014, the parties reached an agreement in principle to settle the litigation. The proposed settlement amount did not materially impact our results of operations or financial condition. On November 12, 2014, the court granted preliminary approval of the settlement. On January 16, 2015, lead plaintiffs filed a motion for final approval of the settlement and plan of allocation, as well as a motion for attorneys’ fees.
In re 2008 Fannie Mae ERISA Litigation
In a consolidated complaint filed in 2009, plaintiffs allege that certain of our current and former officers and directors, including members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors during the relevant time periods, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. Plaintiffs seek unspecified damages,

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

attorneys’ fees and other fees and costs, and injunctive and other equitable relief. Plaintiffs filed an amended complaint on March 2, 2012 adding two current Board members and then-CEO Michael J. Williams as defendants. On October 22, 2012, the court granted in part and denied in part defendants’ motions to dismiss. The court dismissed with prejudice claims against seven former and current directors and officers who joined the Board of Directors or Benefit Plans Committee after Fannie Mae was placed into conservatorship. The court allowed plaintiffs’ breach of fiduciary duty and failure to monitor claims to go forward, but dismissed plaintiffs’ conflict of interest claim.
On October 31, 2014, we reached an agreement in principle with plaintiffs that would resolve this matter on behalf of all parties. The proposed settlement amount did not impact our results of operations or financial condition.
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
Smith v. Fannie Mae
This individual securities action was originally filed on February 25, 2010, by plaintiff Edward Smith against us, certain of our former officers, and certain of our underwriters, in the U.S. District Court for the Central District of California. On April 12, 2010, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on April 19, 2011, which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. Plaintiff filed a second amended complaint on March 2, 2012. On August 30, 2012, the court denied defendants’ motion to dismiss the second amended complaint, allowing plaintiff’s Securities Exchange Act claims premised on Fannie Mae’s subprime and Alt-A disclosures and risk management disclosures to proceed, but granted defendants’ motions to dismiss the state law claims. Fannie Mae filed its answer to the second amended complaint on October 29, 2012.
On December 9, 2014, Fannie Mae and plaintiff reached an agreement in principle to settle the litigation, subject to necessary approvals. The proposed settlement amount did not materially impact our results of operations or financial condition.
Senior Preferred Stock Purchase Agreements Litigation
A number of putative class action lawsuits were filed in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, Treasury and Freddie Mac from July through September 2013 by shareholders of Fannie Mae and/or Freddie Mac challenging the August 2012 amendment to each company’s senior preferred stock purchase agreement with Treasury. These lawsuits were consolidated and, on December 3, 2013, plaintiffs (preferred and common shareholders of Fannie Mae and/or Freddie Mac) filed a consolidated class action complaint in the U.S. District Court for the District of Columbia against us, FHFA as our conservator, Treasury and Freddie Mac (“In re Fannie Mae/Freddie Mac Senior Preferred

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Purchase Agreement Class Action Litigations”). The preferred shareholder plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the senior preferred stock purchase agreements nullified certain of the shareholders’ rights, particularly the right to receive dividends. The common shareholder plaintiffs allege that the August 2012 amendments constituted a taking of their property by requiring that all future profits of Fannie Mae and Freddie Mac be paid to Treasury. Plaintiffs allege claims for breach of contract and breach of the implied covenant of good faith and fair dealing against us, FHFA and Freddie Mac, a takings claim against FHFA and Treasury, and a breach of fiduciary duty claim derivatively on our and Freddie Mac’s behalf against FHFA and Treasury. Plaintiffs seek to represent several classes of preferred and/or common shareholders of Fannie Mae and/or Freddie Mac who held stock as of the public announcement of the August 2012 amendments. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
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
On September 30, 2014, the court dismissed both lawsuits and plaintiffs in both suits filed timely notices of appeal. On October 27, 2014, the U.S. Court of Appeals for the D.C. Circuit consolidated these appeals with appeals in two other cases involving the same subject matter, but to which we are not a party.
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
We lease certain premises and equipment under agreements that expire at various dates through 2029. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $43 million, $41 million and $41 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table summarizes by remaining maturity, non cancelable future commitments related to loan and mortgage purchases, operating leases and other agreements as of December 31, 2014.

	As of December 31, 2014
	Loans and Mortgage-Related Securities(1)	Operating Leases	Other(2)
	(Dollars in millions)
2015	$56,333	$39	$209
2016	—	32	166
2017	—	27	59
2018	—	8	22
2019	—	—	14
Thereafter	—	3	—
Total	$56,333	$109	$470
__________

(1)	Primarily includes $56.2 billion that has been accounted for as mortgage commitment derivatives.

(2)	Includes purchase commitments for certain telecom services, computer software and services, and other agreements and commitments.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.  Selected Quarterly Financial Information (Unaudited)
The consolidated statements of operations for the quarterly periods in 2014 and 2013 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	For the 2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$127	$143	$151	$132
Available-for-sale securities	440	414	395	373
Mortgage loans	28,588	28,165	27,779	27,588
Other	24	24	29	33
Total interest income	29,179	28,746	28,354	28,126
Interest expense:
Short-term debt	20	21	26	27
Long-term debt	24,421	23,821	23,144	22,957
Total interest expense	24,441	23,842	23,170	22,984
Net interest income	4,738	4,904	5,184	5,142
Benefit for credit losses	774	1,639	1,085	466
Net interest income after benefit for credit losses	5,512	6,543	6,269	5,608
Investment gains, net	95	483	171	187
Fair value losses, net	(1,190)	(934)	(207)	(2,502)
Debt extinguishment gains, net	—	38	11	17
Fee and other income	4,355	383	826	323
Non-interest income (loss)	3,260	(30)	801	(1,975)
Administrative expenses:
Salaries and employee benefits	325	319	337	340
Professional services	242	275	263	296
Occupancy expenses	50	47	47	59
Other administrative expenses	55	56	59	7
Total administrative expenses	672	697	706	702
Foreclosed property (income) expense	(262)	(214)	249	369
TCCA fees	322	335	351	367
Other expenses, net	131	276	72	65
Total expenses	863	1,094	1,378	1,503
Income before federal income taxes	7,909	5,419	5,692	2,130
Provision for federal income taxes	(2,584)	(1,752)	(1,787)	(818)
Net income	5,325	3,667	3,905	1,312
Less: Net income attributable to noncontrolling interest	—	(1)	—	—
Net income attributable to Fannie Mae	5,325	3,666	3,905	1,312
Dividends distributed or available for distribution to senior preferred stockholder	(5,692)	(3,712)	(3,999)	(1,920)
Net (loss) income attributable to common stockholders (Note 11)	$(367)	$(46)	$(94)	$(608)
(Loss) per share:
Basic and Diluted	$(0.06)	$(0.01)	$(0.02)	$(0.11)
Weighted-average common shares outstanding:
Basic and Diluted	5,762	5,762	5,762	5,762

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the 2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$226	$222	$185	$146
Available-for-sale securities	673	651	546	487
Mortgage loans	29,224	28,056	28,299	28,659
Other	57	49	37	32
Total interest income	30,180	28,978	29,067	29,324
Interest expense:
Short-term debt	43	37	29	22
Long-term debt	23,833	23,274	23,456	24,451
Total interest expense	23,876	23,311	23,485	24,473
Net interest income	6,304	5,667	5,582	4,851
Benefit for credit losses	957	5,383	2,609	—
Net interest income after benefit for credit losses	7,261	11,050	8,191	4,851
Investment gains, net	109	284	621	113
Fair value gains, net	834	829	335	961
Debt extinguishment (losses) gains, net	(23)	27	92	35
Fee and other income	568	485	741	2,136
Non-interest income	1,488	1,625	1,789	3,245
Administrative expenses:
Salaries and employee benefits	317	304	307	290
Professional services	223	219	236	232
Occupancy expenses	46	47	48	48
Other administrative expenses	55	56	55	62
Total administrative expenses	641	626	646	632
Foreclosed property income	(260)	(332)	(1,165)	(1,082)
TCCA fees	186	233	276	306
Other expenses (income), net	68	68	124	(34)
Total expenses (income)	635	595	(119)	(178)
Income before federal income taxes	8,114	12,080	10,099	8,274
Benefit (provision) for federal income taxes	50,571	(1,985)	(1,355)	(1,816)
Net income	58,685	10,095	8,744	6,458
Less: Net income attributable to noncontrolling interest	—	(11)	(7)	(1)
Net income attributable to Fannie Mae	58,685	10,084	8,737	6,457
Dividends distributed or available for distribution to senior preferred stockholder	(59,368)	(10,243)	(8,617)	(7,191)
Net (loss) income attributable to common stockholders (Note 11)	$(683)	$(159)	$120	$(734)
(Loss) earnings per share:
Basic	$(0.12)	$(0.03)	$0.02	$(0.13)
Diluted	(0.12)	(0.03)	0.02	(0.13)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,762	5,762	5,893	5,762

FR021