Form 10-Q
period 2015-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2015-05-07
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of March 31, 2015, there were 1,158,082,750 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Credit Statistics, Single-Family Guaranty Book of Business	5
2	Single-Family Acquisitions Statistics	7
3	Summary of Condensed Consolidated Results of Operations	17
4	Analysis of Net Interest Income and Yield	18
5	Rate/Volume Analysis of Changes in Net Interest Income	19
6	Fair Value Losses, Net	20
7	Total Loss Reserves	21
8	Changes in Combined Loss Reserves	21
9	Troubled Debt Restructurings and Nonaccrual Loans	23
10	Credit Loss Performance Metrics	24
11	Single-Family Business Results	25
12	Multifamily Business Results	27
13	Capital Markets Group Results	29
14	Capital Markets Group’s Mortgage Portfolio Activity	30
15	Capital Markets Group’s Mortgage Portfolio Composition	31
16	Capital Markets Group’s Mortgage Portfolio	32
17	Summary of Condensed Consolidated Balance Sheets	33
18	Summary of Mortgage-Related Securities at Fair Value	34
19	Activity in Debt of Fannie Mae	36
20	Outstanding Short-Term Borrowings and Long-Term Debt	37
21	Cash and Other Investments Portfolio	38
22	Composition of Mortgage Credit Book of Business	41
23	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	42
24	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2015	44
25	Credit Risk Transferred Pursuant to CAS Issuances	45
26	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	46
27	Delinquency Status and Activity of Single-Family Conventional Loans	51
28	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	52
29	Statistics on Single-Family Loan Workouts	53
30	Single-Family Foreclosed Properties	54
31	Single-Family Foreclosed Property Status	55
32	Multifamily Lender Risk-Sharing	56
33	Multifamily Guaranty Book of Business Key Risk Characteristics	56
34	Multifamily Foreclosed Properties	57
35	Mortgage Insurance Coverage	59
36	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	64
37	Derivative Impact on Interest Rate Risk (50 Basis Points)	65

ii

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) in “Business—Conservatorship and Treasury Agreements.”
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes and the more detailed information in our 2014 Form 10-K.
This report contains forward-looking statements that are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report. Our actual results may differ materially from those reflected in our forward-looking statements due to a variety of factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report and in our 2014 Form 10-K.
You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2014 Form 10-K.

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
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will terminate, whether we will continue to exist following conservatorship, what changes to our business structure will be made during or following the conservatorship, or what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. In addition, our agreements with Treasury that provide for financial support include covenants that significantly restrict our business activities and provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, which continues to decrease annually until it reaches zero, allowing us to retain only a limited and decreasing amount of our net worth. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in our 2014 Form 10-K in “Business—Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future in “Executive Summary—Outlook” and “Risk Factors” in this report. We discuss proposals for housing finance reform that could materially affect our business in “Business—Housing Finance Reform” in our 2014 Form 10-K.
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
Achieving strong financial and credit performance
We continued to achieve strong financial and credit performance in the first quarter of 2015:

•
Financial Performance. We reported net income of $1.9 billion for the first quarter of 2015, compared with net income of $5.3 billion for the first quarter of 2014. See “Summary of Our Financial Performance” below for an overview of our financial performance for the first quarter of 2015, compared with the first quarter of 2014. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. For more information regarding our expectations for our future financial performance, see “Outlook—Financial Results” and “Outlook—Revenues” below.

•
Dividend Payments to Treasury. With our expected June 2015 dividend payment to Treasury, we will have paid a total of $138.2 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. See “Treasury Draws and Dividend Payments” and “Outlook—Dividend Obligations to Treasury” below for more information regarding our dividend payments to Treasury.

•
Book of Business and Credit Performance. Beginning in 2008, we made changes to strengthen our underwriting and eligibility standards that have improved the credit quality of our single-family guaranty book of business and contributed to improvement in our credit performance. Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010, and was 1.78% as of March 31, 2015, compared with 1.89% as of December 31, 2014. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. See “Single-Family Guaranty Book of Business” below for information on the credit performance of the mortgage loans in our single-family guaranty book of business and on our single-family acquisitions.

Our business model has changed significantly since we entered into conservatorship in 2008 and continues to evolve. To meet the requirements of our senior preferred stock purchase agreement with Treasury, our retained mortgage portfolio has declined substantially since entering conservatorship and will continue to decline until 2018, which has resulted in, and is expected to continue to result in, declines in our net revenues from our retained mortgage portfolio. In addition, the amount of guaranty fee income we receive for managing the credit risk of loans in our book of business has increased significantly since entering into conservatorship and we expect will continue to increase over the next several years. See “Outlook—Revenues” for more information on the shift in, and future expectations regarding, the sources of our revenue. Our business also continues to evolve as a result of our efforts to build a safer and sustainable housing finance system and to pursue the strategic goals identified by our conservator. For example, we have begun to transfer a portion of the existing credit risk on our single-family guaranty book of business in order to reduce the risk to taxpayers of future borrower defaults, and we expect to continue engaging in economically sensible ways to expand our offerings of credit risk transfer transactions in the future. See “Helping to Build a Sustainable Housing Finance System” below and in our 2014 Form 10-K in “Business—Executive Summary” for a discussion of our credit risk transfer transactions and other efforts to build a safer and sustainable housing finance system.

We remain under conservatorship and subject to the restrictions of the senior preferred stock purchase agreement with Treasury. As a result of the senior preferred stock purchase agreement and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero by 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. See “Business—Conservatorship and Treasury Agreements” in our 2014 Form 10-K for more information regarding our conservatorship and our senior preferred stock purchase agreement with Treasury. In addition, the future of our company remains uncertain. Congress continues to consider options for reform of the housing finance system, including the GSEs, and we cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Business—Housing Finance Reform” in our 2014 Form 10-K for information on recent proposals for housing finance reform.
Supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued our efforts to support the housing recovery in the first quarter of 2015. We remained the largest single issuer of mortgage-related securities in the single-family secondary market during the first quarter of 2015 and a continuous source of liquidity in the multifamily market. We also continued to help struggling homeowners. In the first quarter of 2015, we provided approximately 34,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
Serving customer needs and improving our business efficiency
We continued to work on initiatives to better serve our customers’ needs and improve our business efficiency in the first quarter of 2015. These initiatives include revising and clarifying our representation and warranty framework to reduce lenders’ repurchase risk, simplifying our business processes, and updating our infrastructure. We discuss these initiatives in “Serving Customer Needs and Improving Our Business Efficiency” below and in our 2014 Form 10-K in “Business—Executive Summary.”
Helping to build a sustainable housing finance system
We continued to help lay the foundation for a safer and sustainable housing finance system in the first quarter of 2015. Our efforts included pursuing the strategic goals and objectives identified by our conservator, as well as investing in enhancements to our business and infrastructure. We discuss these efforts, as well as FHFA’s 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac and FHFA’s related 2015 conservatorship scorecard, in “Helping to Build a Sustainable Housing Finance System” below and in our 2014 Form 10-K in “Business—Executive Summary.”
Summary of Our Financial Performance
Comprehensive Income
We recognized comprehensive income of $1.8 billion in the first quarter of 2015, consisting of net income of $1.9 billion and other comprehensive loss of $92 million. In comparison, we recognized comprehensive income of $5.7 billion in the first quarter of 2014, consisting of net income of $5.3 billion and other comprehensive income of $372 million. The decrease in comprehensive income was primarily driven by revenue of $4.1 billion recognized in the first quarter of 2014 resulting from settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us. The decrease in comprehensive income was also attributable to a decline in credit-related income and an increase in fair value losses.
Credit-related income decreased to $60 million in the first quarter of 2015 from $1.0 billion in the first quarter of 2014. This decrease was primarily due to less income in the first quarter of 2015 from resolution agreements relating to representation and warranty matters compared with the first quarter of 2014.
Fair value losses increased to $1.9 billion in the first quarter of 2015 from $1.2 billion in the first quarter of 2014. This increase was primarily driven by risk management derivative fair value losses as a result of larger declines in longer-term swap rates during the first quarter of 2015, which caused larger decreases in the fair value of our pay-fixed derivatives.
We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and certain securities. The estimated fair value of our derivatives and securities may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage spreads and implied volatility, as well as activity related to these financial instruments. We use derivatives to manage the interest rate risk exposure of our net portfolio, which consists of our retained mortgage portfolio, cash and other investments portfolio, and outstanding debt of Fannie Mae. Some of these financial instruments in our net portfolio are not recorded at fair value in our condensed consolidated financial statements, and as a result we may experience accounting gains or losses due to changes in interest rates or other market conditions that may not be indicative of the economic interest rate risk exposure of our net portfolio. See “Risk Management—Market Risk Management, Including Interest Rate Risk Management” for more information. In addition, our credit-related income or expense can vary substantially from period to period primarily due to changes in home prices, borrower payment behavior and economic conditions.
See “Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth decreased to $3.6 billion as of March 31, 2015 from $3.7 billion as of December 31, 2014 primarily due to our payment to Treasury of $1.9 billion in senior preferred stock dividends, offset by our comprehensive income of $1.8 billion during the first quarter of 2015. Our expected dividend payment of $1.8 billion for the second quarter of 2015 is calculated based on our net worth of $3.6 billion as of March 31, 2015 less the applicable capital reserve amount of $1.8 billion.
Single-Family Guaranty Book of Business
Credit Performance
We continued to achieve strong credit performance in the first quarter of 2015. In addition to acquiring loans with strong credit profiles, as we discuss below in “Recently Acquired Single-Family Loans,” we continued to execute on our strategies for reducing credit losses, such as helping eligible Fannie Mae borrowers with high loan-to-value (“LTV”) ratio loans refinance into more sustainable loans through the Administration’s Home Affordable Refinance Program® (“HARP®”), offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our real estate owned (“REO”) inventory to appropriately manage costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist struggling homeowners, help stabilize communities and support the housing market.
Table 1 presents information for each of the last five quarters about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to both home retention solutions (loan modifications and other solutions that enable a borrower to stay in his or her home) and foreclosure alternatives (short sales and deeds-in-lieu of foreclosure). The workout information in Table 1 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 1: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2015	2014
	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	1.78%	1.89%	1.89%	1.96%	2.05%	2.19%
Seriously delinquent loan count	308,546	329,590	329,590	340,897	357,267	383,810
Foreclosed property inventory:
Number of properties(3)	79,319	87,063	87,063	92,386	96,796	102,398
Carrying value	$8,915	$9,745	$9,745	$10,209	$10,347	$10,492
Total loss reserves(4)	32,532	37,762	37,762	39,330	41,657	44,760
During the period:
Credit-related (expense) income(5)	$(7)	$3,625	$94	$748	$1,781	$1,002
Credit losses(6)	5,373	5,978	1,616	1,738	1,497	1,127
REO net sales prices to unpaid principal balance(7)	70%	69%	69%	69%	69%	68%
Short sales net sales price to unpaid principal balance(8)	73%	72%	72%	72%	72%	71%
Loan workout activity (number of loans):
Home retention loan workouts(9)	28,568	130,132	27,610	30,584	33,639	38,299
Short sales and deeds-in-lieu of foreclosure	5,657	34,480	6,845	7,992	9,516	10,127
Total loan workouts	34,225	164,612	34,455	38,576	43,155	48,426
Loan workouts as a percentage of delinquent loans in our guaranty book of business(10)	21.71%	23.20%	20.45%	22.46%	24.69%	25.70%
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

(3)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(4)
Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivable. Effective January 1, 2015, we charged off accrued interest receivable associated with loans on nonaccrual status and eliminated the related allowance in connection with our change in accounting policy related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for more information on this policy change.

(5)	Consists of (a) the benefit for credit losses and (b) foreclosed property (expense) income.

(6)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense (income), adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts. As discussed in “Outlook” and in “Consolidated Results of Operations—Credit Loss Performance Metrics,” our credit losses in the first quarter of 2015 included charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable that we recognized on January 1, 2015 upon our adoption of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) and (2) $1.1 billion in accrued interest receivable that we recognized on January 1, 2015 upon our adoption of a change in accounting policy related to loans placed on nonaccrual.

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

(8)
Calculated as the amount of sale proceeds received on properties sold in short sale transactions during the respective periods divided by the aggregate unpaid principal balance of the related loans. Net sales price represents the contract sales price less the selling costs for the property and other charges paid by the seller at the closing, including borrower relocation incentive payments and subordinate lien(s) negotiated payoffs.

(9)
Consists of (a) modifications, which do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings (“TDRs”), or repayment plans or forbearances that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 29: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

(10)	Calculated based on annualized problem loan workouts during the period as a percentage of the average balance of delinquent loans in our single-family guaranty book of business.
Beginning in 2008, we took actions to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. These actions have improved the credit quality of our book of business and contributed to improvement in our credit performance. For information on the credit risk profile of our single-family guaranty book of business, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 26: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.” For a discussion of revisions we made to our eligibility criteria in 2014 to address a targeted segment of creditworthy borrowers while imposing eligibility requirements that we expect will limit the effect of their loans on our overall credit risk, see “Providing Targeted Access to Credit Opportunities for Creditworthy Borrowers.”
We continue to experience disproportionately higher credit losses and serious delinquency rates from single-family loans originated in 2005 through 2008 than from loans originated in other years. Single-family loans originated in 2005 through 2008 constituted 12% of our single-family book of business as of March 31, 2015 but constituted 59% of our seriously delinquent loans as of March 31, 2015 and drove 67% of our credit losses in the first quarter of 2015. For information on the credit performance of our single-family book of business based on loan vintage, see “Table 15: Credit Loss Concentration Analysis” in our 2014 Form 10-K in “MD&A—Consolidated Results of Operations—Credit-Related Income—Credit Loss Performance Metrics” and “Table 28: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis” in this report in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” For information on certain credit characteristics of our single-family book of business based on the period in which we acquired the loans, see “Table 23: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
We provide additional information on our credit-related income in “Consolidated Results of Operations—Credit-Related Income” and on the credit performance of mortgage loans in our single-family book of business in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
We provide more information on our efforts to reduce our credit losses in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” and “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in both this report and our 2014 Form 10-K. See also “Risk Factors” in our 2014 Form 10-K, where we describe factors that may adversely affect the success of our efforts, including our reliance on third parties to service our loans, conditions in the foreclosure environment, and risks relating to our mortgage insurer counterparties.
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

Table 2: Single-Family Acquisitions Statistics

	2015	2014
	Q1	Q4	Q3	Q2	Q1
	(Dollars in millions)
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	61.2	62.5	63.5	62.6	63.0
Single-family Fannie Mae MBS issuances	$110,994	$109,045	$105,563	$84,096	$76,972
Select risk characteristics of single-family conventional acquisitions:(3)
Weighted average FICO® credit score at origination	748	745	744	744	741
FICO credit score at origination less than 660	5%	6%	7%	7%	8%
Weighted average original LTV ratio(4)	74%	76%	77%	77%	77%
Original LTV ratio over 80%(4)(5)	26%	30%	32%	32%	31%
Original LTV ratio over 95%(4)(6)	2%	2%	3%	4%	7%
Loan purpose:
Purchase	37%	50%	57%	54%	45%
Refinance	63%	50%	43%	46%	55%
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

(6)
Approximately 58% of the greater than 95% LTV ratio loans we acquired in the first quarter of 2015 were acquired pursuant to HARP. See “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” for information on HARP loans.

The decrease in our average charged guaranty fee on newly-acquired single-family loans in the first quarter of 2015 as compared with the first quarter of 2014 was driven primarily by a decrease in loan level price adjustments charged on our acquisitions in the first quarter of 2015, as these acquisitions included a lower proportion of loans with higher LTV ratios and a lower proportion of loans with lower FICO credit scores than our acquisitions in the first quarter of 2014. Loan level price adjustments refer to one-time cash fees that we charge at the time we acquire a loan based on the credit characteristics of the loan. See “Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” for information on changes to our guaranty fee pricing.
The decrease in our acquisitions of loans with higher LTV ratios in the first quarter of 2015 as compared with the first quarter of 2014 was primarily due to an increase in the percentage of our acquisitions consisting of refinance loans, given the decrease in mortgage rates, and a corresponding decrease in the percentage of our acquisitions consisting of home purchase loans. Home purchase loans typically have higher LTV ratios than non-HARP refinance loans. In addition, an increase in refinance volume as a result of decreased mortgage rates resulted in an increase in borrowers with higher FICO credit scores in the first quarter of 2015 compared with the first quarter of 2014. The single-family loans we acquired in the first quarter of 2015 continued to have a strong credit profile, with a weighted average original LTV ratio of 74% and a weighted average FICO credit score of 748. For more information on the credit risk profile of our single-family conventional loan acquisitions in the first quarter of 2015, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 26: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.

Whether the loans we acquire in the future will exhibit an overall credit profile and performance similar to our more recent acquisitions will depend on a number of factors, including our future guaranty fee pricing and any impact of that pricing on the volume and mix of loans we acquire; our future eligibility standards and those of mortgage insurers, the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs (“VA”), the percentage of loan originations representing refinancings, changes in interest rates, our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers, government policy, market and competitive conditions, and the volume and characteristics of HARP loans we acquire in the future. In addition, if our lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit risk profile of our new single-family acquisitions.
Providing Targeted Access to Credit Opportunities for Creditworthy Borrowers
Pursuant to FHFA’s 2014 and 2015 conservatorship scorecards and our statutory mission, we are continuing to work to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of our applicable credit requirements and risk management practices. As part of this effort, we are encouraging lenders to originate loans across the full range of credit eligibility for those borrowers meeting our credit requirements. Some actions we are taking in this regard include: providing additional clarity regarding seller and servicer representations and warranties and remedies for poor servicing performance; making new quality control tools available to lenders; conducting increased outreach to lenders and other industry stakeholders to increase awareness of our available products and programs and to identify potential opportunities to enhance our products and programs to serve this important creditworthy segment; and conducting consumer research to provide industry partners with information to support their efforts to reach underserved market segments.
As part of meeting this scorecard objective, in 2014 we worked with FHFA to revise our eligibility criteria to address a targeted segment of creditworthy borrowers—those who can afford a mortgage but who lack resources for a substantial down payment—in a responsible manner by taking into account factors that would compensate for the high LTV ratios of their loans. Specifically, we changed our eligibility requirements to increase our maximum LTV ratio from 95% to 97% for loans meeting certain criteria. Although higher LTV ratio loans typically present a higher credit risk than lower LTV ratio loans, we expect our acquisition of these loans under our revised eligibility criteria will not materially affect our overall credit risk because we expect that (1) these loans will constitute a small portion of our acquisitions overall and (2) our eligibility requirements for these loans will limit their effect on our overall credit risk. In addition, we have experience managing the credit risk associated with loans with LTV ratios in this range. In the first quarter of 2015, under our newly revised eligibility criteria, we acquired approximately 2,100 single-family loans with 95.01% to 97% LTV ratios from 370 lenders. These loans represented less than 1% of the single-family loans we acquired in the first quarter of 2015. While we expect the volume of loans we acquire under these criteria to increase, we expect they will continue to constitute only a small portion of our acquisitions overall. Our eligibility requirements for these loans include compensating factors and risk mitigants, which reduce the incidence of loans with multiple higher-risk characteristics, or “risk layering.” For purchase transactions, at least one borrower on the loan must be a first-time home buyer and occupy the property as his or her principal residence. In some cases, we also require the borrower to receive housing counseling before obtaining the loan. Eligibility for refinance transactions is limited to existing Fannie Mae loans to provide support for borrowers who may not otherwise be eligible for our Refi PlusTM initiative. For both purchase and refinance loans, the loans must have fixed-rate terms and must be underwritten through Desktop Underwriter®, our proprietary automated underwriting system. Desktop Underwriter provides a comprehensive credit risk assessment on loan applications submitted through the system, assessing risk layers and compensating factors, and denying loan applications that do not meet our eligibility requirements. We require mortgage insurance or other appropriate credit enhancement for all non-HARP loans with LTV ratios greater than 80%.
To the extent we are able to encourage lenders to increase access to mortgage credit, we may acquire a greater number of single-family loans with higher risk characteristics than we acquired in recent periods; however, we expect our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design. We actively monitor on an ongoing basis the credit risk profile and credit performance of our single-family loan acquisitions, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee.
Contributions to the Housing and Mortgage Markets
Liquidity and Support Activities
As the largest provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During the first quarter of 2015, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $124 billion in liquidity to the mortgage market in the first quarter of 2015 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 320,000 mortgage refinancings and approximately 190,000 home purchases, and provided financing for approximately 134,000 units of multifamily housing.

•
Our role in the market enables qualified borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided approximately 34,000 loan workouts in the first quarter of 2015 to help homeowners stay in their homes or otherwise avoid foreclosure. Our loan workout efforts have helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 54,000 Refi Plus loans in the first quarter of 2015. Refinancings delivered to us through Refi Plus in the first quarter of 2015 reduced borrowers’ monthly mortgage payments by an average of $177.

•
We support affordability in the multifamily rental market. Over 80% of the multifamily units we financed in the first quarter of 2015 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in our 2014 Form 10-K in “Business—Business Segments—Capital Markets.”

2015 Market Share
We remained the largest single issuer of mortgage-related securities in the secondary market during the first quarter of 2015, with an estimated market share of new single-family mortgage-related securities issuances of 40%, unchanged from the fourth quarter of 2014 and down slightly from 41% in the first quarter of 2014.
We remained a continuous source of liquidity in the multifamily market in the first quarter of 2015. We owned or guaranteed approximately 19% of the outstanding debt on multifamily properties as of December 31, 2014 (the latest date for which information is available).
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
As part of these initiatives, in January 2015, we made Collateral UnderwriterTM freely available to lenders, giving them access to the same appraisal review tool we use so that they can address potential appraisal issues prior to delivering a loan to us. In April 2015, we announced that Collateral Underwriter had been integrated with Desktop Underwriter, which we believe will enhance our lenders’ risk management and underwriting capabilities. See “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” for more information on Desktop Underwriter.
See “Business—Executive Summary—Serving Customer Needs and Improving Our Business Efficiency” in our 2014 Form 10-K for a discussion of other actions we have taken and are taking to better serve our customer needs and improve our business efficiency.
Helping to Build a Sustainable Housing Finance System
We continue to invest significant resources towards helping to build a safer and sustainable housing finance system, primarily through pursuing the strategic goals identified by our conservator. FHFA’s current strategic goals are to:

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
In January 2015, FHFA released annual corporate performance objectives for Fannie Mae and Freddie Mac, referred to as the 2015 conservatorship scorecard, which details specific priorities for implementing FHFA’s strategic goals, including objectives designed to further the goal of reforming the housing finance system. We describe below some of the actions we have taken in 2015 pursuant to the mandates of the scorecard in order to build the policies and infrastructure for a sustainable housing finance system.
Credit Risk Transfer Transactions: Connecticut Avenue SecuritiesTM. FHFA’s 2015 conservatorship scorecard includes an objective relating to credit risk transfer transactions. The goal of these transactions is, to the extent economically sensible, to transfer a limited portion of the existing credit risk on a portion of our single-family guaranty book of business in order to reduce the risk to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through the issuance of our Connecticut Avenue SecuritiesTM (“CAS”), which transfer some of the credit risk associated with losses on the underlying mortgage loans to investors in these securities. During the first quarter of 2015, we issued $1.5 billion in CAS, transferring some of the credit risk on single-family mortgages with an unpaid principal balance of $50.2 billion. See “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Risk Sharing Transactions” for more information on CAS.
Nonperforming Loan Sales. Another objective included in FHFA’s 2015 conservatorship scorecard relates to implementing key loss mitigation activities, including those that enable borrowers to stay in their homes and avoid foreclosure where possible. These activities include developing and executing strategies to reduce the number of severely aged delinquent loans we hold, considering tools such as nonperforming loan (“NPL”) sales. The strategies should help improve outcomes in hardest hit markets. On March 2, 2015, FHFA announced enhanced requirements for NPL sales by Fannie Mae and Freddie Mac. In the announcement, the Director of FHFA indicated FHFA’s expectation that, with these enhanced requirements, NPL sales will result in favorable outcomes for borrowers and local communities. We plan to build NPL sales into a programmatic offering. In April 2015, we began marketing our first bulk NPL sale.
Mortgage Insurance. FHFA’s 2015 conservatorship scorecard also includes an objective relating to implementing final mortgage insurer eligibility requirements. These reforms are intended to strengthen our mortgage insurer counterparties and reduce the risk to taxpayers of future defaults by mortgage insurers on their obligations to the GSEs. On April 17, 2015, we announced and published updated eligibility standards for approved private mortgage insurers. The new standards include enhanced financial requirements and are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. The new standards also set forth enhanced operational performance expectations and define remedial actions that may be imposed should an approved mortgage insurer fail to comply with the revised requirements. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for additional information on these new standards.
Single Security. FHFA’s 2014 and 2015 conservatorship scorecards include objectives relating to the development of a single mortgage-backed security for Fannie Mae and Freddie Mac. FHFA believes a single security would increase liquidity in the housing finance market. The development of the single security is expected to be a multi-year initiative. In the first quarter of 2015, we worked on a variety of issues relating to the implementation of the single security, including accounting matters, communication planning, risk assessments, legal and contractual issues, trust matters, disclosures, and system development and testing work with the common securitization platform. See “Housing Finance Reform—Conservator Developments” in our 2014 Form 10-K for information on FHFA’s single security proposal and the common securitization platform and “Risk Factors” in our 2014 Form 10-K for a discussion of the risks to our business associated with a single security for Fannie Mae and Freddie Mac.
For more information on FHFA’s 2015 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 20, 2015. For more information on our initiatives in pursuit of these objectives, see “Business—Executive Summary—Helping to Build a Sustainable Housing Finance System” in our 2014 Form 10-K.
Treasury Draws and Dividend Payments
From 2009 through the first quarter of 2012, we received a total of $116.1 billion from Treasury under the senior preferred stock purchase agreement. This funding provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”). In addition, a portion of the $116.1 billion we received from Treasury was drawn to pay dividends to Treasury because, prior to 2013, our dividend payments on the senior preferred stock accrued at an annual rate of 10%, and we were directed by our conservator to pay these dividends to Treasury each quarter even when we did not have sufficient income to pay the dividend. We have not received funds from Treasury under the agreement since the first quarter of 2012. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. From 2008 through the first quarter of 2015, we paid a total of $136.4 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis. We expect to pay Treasury an additional senior preferred stock dividend of $1.8 billion by June 30, 2015 for the second quarter of 2015.
Housing and Mortgage Market and Economic Conditions
Economic growth slowed in the first quarter of 2015 compared with the fourth quarter of 2014. According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 0.2% on an annualized basis in the first quarter of 2015, compared with an increase of 2.2% in the fourth quarter of 2014. The overall economy gained an estimated 591,000 non-farm jobs in the first quarter of 2015. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in March 2015, the economy created an estimated 3.1 million non-farm jobs. The unemployment rate was 5.5% in March 2015, compared with 5.6% in December 2014.
According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $9.9 trillion of single-family debt outstanding, was estimated to be approximately $10.9 trillion as of December 31, 2014 (the latest date for which information is available), compared with $10.8 trillion as of September 30, 2014.
Housing sales were mixed, with existing home sales declining and new home sales rising, during the first quarter of 2015 as compared with the fourth quarter of 2014. Total existing home sales averaged 5.0 million units annualized in the first quarter of 2015, a 1.8% decrease from the fourth quarter of 2014, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 10% of existing home sales in March 2015, compared with 11% in December 2014 and 14% in March 2014. According to the U.S. Census Bureau, new single-family home sales increased during the first quarter of 2015, averaging an annualized rate of 513,000 units, a 8.8% increase from the fourth quarter of 2014.
The number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes increased in the first quarter of 2015. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 5.3 months as of March 31, 2015, compared with 5.1 months as of December 31, 2014. According to the National Association of REALTORS®, the months’ supply of existing single-family unsold homes was 4.6 months as of March 31, 2015, compared with a 4.4 months’ supply as of December 31, 2014.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained above long-term averages at 4.2% as of March 31, 2015, according to the Mortgage Bankers Association National Delinquency Survey, compared with 4.5% as of December 31, 2014. We provide information about Fannie Mae’s serious delinquency rate, which also decreased in the first quarter of 2015, in “Single-Family Guaranty Book of Business—Credit Performance.”
Based on our home price index, we estimate that home prices on a national basis increased by 0.4% in the first quarter of 2015, following increases of 4.6% in 2014 and 8.0% in 2013. Despite the recent increases in home prices, we estimate that, through March 31, 2015, home prices on a national basis remained 9.9% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their mortgage principal balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the fourth quarter of 2014 rose slightly, reflecting the typical weakness in home values during the final quarter of the year, increasing to approximately 5.4 million from 5.2 million in the third quarter of 2014, but still below the 6.6 million residential properties with mortgages in a negative equity position in the fourth quarter of 2013. The percentage of properties with mortgages in a negative equity position in the fourth quarter of 2014 was 10.8%, up from 10.4% in the third quarter of 2014 but down from 13.4% in the fourth quarter of 2013.
Thirty-year fixed-rate mortgage rates ended the quarter at 3.69% for the week of April 2, 2015, down from 3.87% for the week of December 31, 2014, according to the Freddie Mac Primary Mortgage Market Survey®.

During the first quarter of 2015, the multifamily sector continued to exhibit stable fundamentals, according to preliminary third-party data, with flat vacancy levels and positive rent growth. The national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.0% as of March 31, 2015, the same rate as of both December 31, 2014 and March 31, 2014.
National asking rents increased by an estimated 0.5% during both the first quarter of 2015 and the fourth quarter of 2014. Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 37,000 units during the first quarter of 2015, according to preliminary data from Reis, Inc., compared with approximately 41,000 units during the fourth quarter of 2014.
As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. Approximately 340,000 new multifamily units are expected to be completed this year. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas throughout 2015. In addition, because estimated multifamily rent growth has outpaced wage growth over the past few years, ongoing multifamily rental housing affordability remains a concern. Nevertheless, we expect overall national rental market supply and demand to remain in balance over the longer term, based on expected construction completions, expected obsolescence, positive rental household formation trends and expected increases in the population of 20- to 34-year olds, which is the primary age group that tends to rent multifamily housing.
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
We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Business—Housing Finance Reform” in our 2014 Form 10-K, for a discussion of proposals for reform of the housing finance system, including the GSEs, that could materially affect our business, including proposals to wind down Fannie Mae and Freddie Mac. See “Risk Factors” in both this report and in our 2014 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
Financial Results. Our financial results continued to be strong in the first quarter of 2015, with net income of $1.9 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, we expect our earnings in 2015 and future years will be substantially lower than our earnings for 2014, primarily due to our expectation of substantially lower income from resolution agreements, continued declines in net interest income from our retained mortgage portfolio assets and lower credit-related income. In addition, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.
Under the terms of the senior preferred stock, our capital reserve will decline by $600 million each year until it reaches zero in 2018. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our declining capital reserve, our expectation of substantially lower earnings in future years than our earnings for 2014, and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter, particularly as our capital reserve approaches zero. If that were to occur, we would be required to draw additional funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risks associated with our declining capital reserves.
Revenues. We currently have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). In recent years, an increasing portion of our net interest income has been derived from guaranty fees rather than from our retained mortgage portfolio assets, due to the impact of guaranty fee increases and the shrinking of our retained mortgage portfolio. We estimate that a majority of our net interest income in the first quarter of 2015 was derived from guaranty fees on loans underlying our Fannie Mae MBS. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.
We expect continued decreases in the size of our retained mortgage portfolio, which will continue to negatively impact our net interest income and net revenues; however, we also expect increases in our guaranty fee revenues will partially offset the negative impact of the decline in our retained mortgage portfolio. We expect our guaranty fee revenues to increase over the next several years, as loans with lower guaranty fees liquidate from our book of business and are replaced with new loans with higher guaranty fees. The extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future and their impact on our competitive environment and guaranty fee revenues; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio, including the pace at which we are required by our conservator to reduce the size of our portfolio and the types of assets we are required to sell; economic and housing market conditions, including changes in interest rates; our market share; and legislative and regulatory changes.
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
As described in “Legal Proceedings” and “Note 16, Commitments and Contingencies,” several lawsuits have been filed by preferred and common stockholders of Fannie Mae and Freddie Mac against the United States, Treasury and/or FHFA challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac, including challenges to the net worth sweep dividend provisions of the senior preferred stock. We cannot predict the course or the outcome of these lawsuits, or the actions the U.S. government (including Treasury or FHFA) may take in response to any ruling or finding in any of these lawsuits.
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
We forecast that total originations in the U.S. single-family mortgage market in 2015 will increase from 2014 levels by approximately 14%, from an estimated $1.2 trillion in 2014 to $1.4 trillion in 2015, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from an estimated $507 billion in 2014 to $609 billion in 2015.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 0.4% in the first quarter of 2015. We expect the rate of home price appreciation in 2015 to be similar to the rate in 2014. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-backed securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic and political conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. For the vast majority of our single-family loans, we charge off a loan at the time of foreclosure or other liquidation event (such as when we accept a short sale or deed-in-lieu of foreclosure). However, under our approach to adopting on January 1, 2015 the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”), we began to charge off a portion of a relatively small subset of delinquent loans (as well as preforeclosure property taxes and insurance receivable that pertain to the loans) that are deemed uncollectible prior to foreclosure. The charge-off portion is classified as a “loss” pursuant to the Advisory Bulletin. Our credit losses in the first quarter of 2015 were impacted by implementation of these provisions, as well as by our implementation, effective January 1, 2015, of a change in our accounting policy for the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. Upon adopting this accounting policy change, we charged off the accrued interest receivable balance on our nonaccrual loans. Our credit losses were $5.4 billion in the first quarter of 2015, compared with $1.6 billion in the fourth quarter of 2014 and $1.1 billion in the first quarter of 2014. Our credit losses in the first quarter of 2015 included (1) $1.8 billion in charge-offs of loans held for investment and $724 million in charge-offs of preforeclosure property taxes and insurance receivable that we recognized on January 1, 2015 under our approach to adopting the charge-off provisions of the Advisory Bulletin and (2) $1.1 billion in charge-offs we recognized on January 1, 2015 upon our implementation of the change in our accounting policy for nonaccrual loans. Because the increase in our charge-off amounts in the first quarter of 2015 compared with the first quarter of 2014 was driven primarily by our initial adoption of the Advisory Bulletin’s charge-off provisions and our initial implementation of our accounting policy change, we expect our credit losses to resume their downward trend in future quarters. See “Business—Our Charter and Regulation of Our Activities—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” in our 2014 Form 10-K for further information about this Advisory Bulletin. See “Note 1, Summary of Significant Accounting Policies” for information about our change in accounting principle for nonaccrual loans.
Loss Reserves. Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for preforeclosure property taxes and insurance receivable and (3) our reserve for guaranty losses. Prior to our implementation on January 1, 2015 of the change in our accounting policy for nonaccrual loans, our total loss reserves also included an allowance for accrued interest receivable. Our total loss reserves were $32.9 billion as of March 31, 2015, down from $38.2 billion as of December 31, 2014. The decrease in our total loss reserves during the first quarter of 2015 was significantly impacted by our approach to adopting the charge-off provisions of the Advisory Bulletin and our implementation of the change in our accounting policy for nonaccrual loans. The charge-offs of held-for-investment loans, preforeclosure property taxes and insurance receivable and accrued interest receivable described above in “Credit Losses” reduced our allowance for loan losses, our allowance for preforeclosure property taxes and insurance receivable and our allowance for accrued interest receivable. We expect our approach to adopting the Advisory Bulletin’s charge-off provisions and our charge-offs resulting from implementing our change in accounting policy for nonaccrual loans will decrease the amount of future charge-offs on these same loans from what they otherwise would have been.
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
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, the level and sources of our future revenues and net interest income, our future dividend payments to Treasury, the level and credit characteristics of, and the credit risk posed by, our future acquisitions, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future single-family loan delinquency and severity rates, future mortgage originations, future refinancings, future home prices and future conditions in the multifamily market. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our guaranty fee revenues and competitive environment; our future serious delinquency rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; future legislative or regulatory requirements or changes that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program or the enactment of housing finance reform legislation; actions we may be required to take by FHFA, as our conservator or as our regulator, such as changes in the type of business we do or implementation of a single GSE security; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies; significant changes in modification and foreclosure activity; the volume and pace of future NPL sales and their impact on our results and serious delinquency rates; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loans; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the fair value of our assets and liabilities; changes in generally accepted accounting principles (“GAAP”); credit availability; global political risks; natural disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2014 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Housing Finance Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2014 Form 10-K. Also see “Risk Factors” in this report and in our 2014 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
Changes to Our Single-Family Guaranty Fee Pricing
On April 17, 2015, FHFA announced the results of its review of single-family guaranty fees that Fannie Mae and Freddie Mac charge lenders. FHFA determined that current fees, on average, are at an appropriate level and that it would also be appropriate to make some modest changes to our single-family loan level price adjustments, or LLPAs, which are one-time cash fees that we charge at the time we acquire a loan based on the credit characteristics of the loan. Specifically, FHFA directed us to eliminate the 25 basis point adverse market delivery charge that has been assessed on all single-family mortgages purchased by us since 2008, and to attempt to replace the revenue that resulted from the adverse market delivery charge with targeted increases in LLPAs to address various risk-based and access-to-credit considerations. These targeted increases include small increases in LLPAs for loans with both lower LTV ratios and higher FICO credit scores, as well as for loans with certain risk attributes (that is, cash-out refinances, investment properties, loans with secondary financing, and jumbo conforming loans). The fee changes will become effective for whole loans we purchase on or after September 1, 2015 and for loans we acquire in lender swap transactions for Fannie Mae MBS with issue dates on or after September 1, 2015.
In its announcement, FHFA stated that, since all of the guaranty fee changes are small, FHFA does not expect the adjustments to cause any material changes to our loan volume in any of the loan categories and expects the small changes to be revenue neutral. It is possible that, by reducing the differentiation in our pricing for loans with differing risk characteristics, these changes in our LLPAs could increase or decrease our credit risk in the event of a shift in the mix of single-family loans we acquire. For example, pricing increases could result in some of our lender customers retaining lower credit risk loans for their portfolio or delivering them to our competitors instead of delivering the loans to us. For more information on the potential impact of changes to our single-family guaranty fee pricing on our credit risk profile, revenues and business, as well as a discussion of risks associated with FHFA’s ability to direct us to change our guaranty fee pricing and our dependence on FHFA to approve changes to our national LLPAs, see our discussion of the effect of conservatorship on our business activities in “Risk Factors” in our 2014 Form 10-K.
FHFA Communication on Compensation
The Board of Directors of Fannie Mae received a communication on executive compensation from FHFA Director Melvin L. Watt as follows:
“Fannie Mae is authorized to submit a proposal for FHFA review and consideration on executive compensation for the position of Fannie Mae Chief Executive Officer (CEO) to address the Board’s obligation and FHFA’s conservatorship and supervisory objectives of providing for CEO retention; effective succession planning for the CEO position; and continuity, efficiency and stability of operations during this extended period of conservatorship in which the future of the Enterprise is uncertain and the Enterprise is engaged in market transformative work. Any proposal submitted under this authorization must be consistent with meeting the above objectives; may not propose adjustment of CEO compensation before the third anniversary date of the current CEO (June 5, 2015); and may not propose compensation for the CEO that is higher than the 25th percentile of the market, using the agreed-upon comparator group for FHFA evaluation of compensation of Fannie Mae’s executive officers.
A proposal must comply with applicable law, including 12 USC 4518(a) and 4518a, and must be consistent with Fannie Mae’s charter act, 12 USC 1723a(d)(2). In particular, compensation must be reasonable and comparable with similar positions at similar companies and must take into consideration Fannie Mae’s status in conservatorship and FHFA’s statutory power as conservator to preserve and conserve assets, 12 USC 4617(b). Recommendations must include pay for performance aspects and may not include a ‘bonus.’”

Affordable Housing Allocations
The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the 2008 Reform Act, (together, the “GSE Act”) requires us and Freddie Mac to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases to fund HUD’s Housing Trust Fund and Treasury’s Capital Magnet Fund. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. These allocations were temporarily suspended by FHFA in November 2008, but in December 2014 FHFA ended the temporary suspension effective for 2015. As a result, we are required to set aside amounts during each year and to allocate or otherwise transfer these amounts within 60 days after the end of the year, unless we have made a draw from Treasury under the terms of the senior preferred stock purchase agreement based on a net worth deficit for any quarter of the year, or unless such allocation or transfer would cause us to have to make a draw from Treasury, in which case we will make no allocation or transfer for that year and the amounts accrued for that year will be reversed. In December 2014 FHFA issued an interim final rule prohibiting Fannie Mae and Freddie Mac from passing through the cost of these allocations to the originators of mortgage loans that we purchase or securitize, and in March 2015 FHFA issued a final rule continuing this rule. In the first quarter of 2015, our new business purchases totaled $124.0 billion, which resulted in our recording $52 million as an expense in our condensed consolidated statements of operations and comprehensive income. We expect to allocate these funds, plus additional amounts to be accrued based on our new business purchases in subsequent quarters of 2015, in February 2016. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Affordable Housing Allocations” in our 2014 Form 10-K for more information regarding these allocations.
2014 Housing Goals Performance
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. Our single-family performance is measured against the lower of benchmarks established by FHFA or goals-qualifying originations in the primary mortgage market. Multifamily goals are established as a number of units to be financed.
For 2014, we believe we met all of our single-family benchmarks with the exception of the very low-income families home purchase goal. We believe we also met both of our 2014 multifamily goals. Final performance results will be calculated and published by FHFA after the release in the fall of 2015 of data reported by primary market originators under the Home Mortgage Disclosure Act (“HMDA”). To determine whether we met our very low-income families home purchase goal, FHFA will compare our performance with that of the market. We will be in compliance with the single-family very low-income families home purchase goal if we meet the market share measure. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Housing Goals and Duty to Serve Undeserved Markets—Housing Goals for 2012 to 2014” in our 2014 Form 10-K for a more detailed discussion of our housing goals.
Dodd-Frank Act—FHFA Rule Regarding Stress Testing
Pursuant to an FHFA rule issued in 2013 implementing a provision of the Dodd-Frank Act, we are required to conduct an annual stress test, based on our data as of September 30, using three different scenarios of financial conditions provided by FHFA: baseline, adverse and severely adverse. As required by the rule, we published our most recent stress test results for the severely adverse scenario on our Web site on April 30, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2014 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:
•    Fair Value Measurement;
•    Total Loss Reserves; and
•    Deferred Tax Assets.
See “MD&A—Critical Accounting Policies and Estimates” in our 2014 Form 10-K for a discussion of these critical accounting policies and estimates.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our condensed consolidated results of operations for the periods indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 3 displays a summary of our condensed consolidated results of operations for the periods indicated.
Table 3: Summary of Condensed Consolidated Results of Operations

	For the Three Months
	Ended March 31,
	2015	2014	Variance
	(Dollars in millions)
Net interest income	$5,067	$4,738	$329
Fee and other income	308	4,355	(4,047)
Net revenues	5,375	9,093	(3,718)
Investment gains, net	342	95	247
Fair value losses, net	(1,919)	(1,190)	(729)
Administrative expenses	(723)	(672)	(51)
Credit-related income
Benefit for credit losses	533	774	(241)
Foreclosed property (expense) income	(473)	262	(735)
Total credit-related income	60	1,036	(976)
Other non-interest expenses(1)	(377)	(453)	76
Income before federal income taxes	2,758	7,909	(5,151)
Provision for federal income taxes	(870)	(2,584)	1,714
Net income attributable to Fannie Mae	$1,888	$5,325	$(3,437)
Total comprehensive income attributable to Fannie Mae	$1,796	$5,697	$(3,901)
__________

(1)	Consists of TCCA fees, debt extinguishment gains, net, and other expenses, net.
Net Interest Income
We currently have two primary sources of net interest income: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties, which we refer to as mortgage loans of consolidated trusts; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets.
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

Table 4: Analysis of Net Interest Income and Yield

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$271,127	$2,422	3.57%	$296,018	$2,634	3.56%
Mortgage loans of consolidated trusts	2,783,994	24,622	3.54	2,771,950	25,954	3.75
Total mortgage loans(1)	3,055,121	27,044	3.54	3,067,968	28,588	3.73
Mortgage-related securities	121,734	1,426	4.69	157,595	1,819	4.62
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(83,587)	(947)	4.53	(107,798)	(1,258)	4.67
Total mortgage-related securities, net	38,147	479	5.02	49,797	561	4.51
Non-mortgage securities(2)	43,941	12	0.11	33,626	6	0.07
Federal funds sold and securities purchased under agreements to resell or similar arrangements	33,409	12	0.14	33,395	5	0.06
Advances to lenders	4,001	21	2.10	3,213	19	2.37
Total interest-earning assets	$3,174,619	$27,568	3.47%	$3,187,999	$29,179	3.66%
Interest-bearing liabilities:
Short-term debt	$98,043	$29	0.12%	$62,931	$20	0.13%
Long-term debt	358,182	1,957	2.19	442,368	2,345	2.12
Total short-term and long-term funding debt	456,225	1,986	1.74	505,299	2,365	1.87
Debt securities of consolidated trusts	2,849,447	21,462	3.01	2,822,418	23,334	3.31
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(83,587)	(947)	4.53	(107,798)	(1,258)	4.67
Total debt securities of consolidated trusts held by third parties	2,765,860	20,515	2.97	2,714,620	22,076	3.25
Total interest-bearing liabilities	$3,222,085	$22,501	2.79%	$3,219,919	$24,441	3.04%
Net interest income/net interest yield		$5,067	0.64%		$4,738	0.59%

	As of March 31,
	2015	2014
Selected benchmark interest rates
3-month LIBOR	0.27%	0.23%
2-year swap rate	0.81	0.55
5-year swap rate	1.53	1.80
10-year swap rate	2.02	2.84
30-year Fannie Mae MBS par coupon rate	2.65	3.44
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Interest income not recognized for loans on nonaccrual status was $412 million for the first quarter of 2015 compared with $527 million for the first quarter of 2014. Effective January 1, 2015, we changed our policy for the treatment of interest previously accrued, but not collected, at the date loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for information on this policy change.

(2)	Includes cash equivalents.

Table 5: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended
	March 31, 2015 vs. 2014
	Total	Variance Due to:(1)
	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(212)	$(222)	$10
Mortgage loans of consolidated trusts	(1,332)	112	(1,444)
Total mortgage loans	(1,544)	(110)	(1,434)
Total mortgage-related securities, net	(82)	(145)	63
Non-mortgage securities(2)	6	2	4
Federal funds sold and securities purchased under agreements to resell or similar arrangements	7	—	7
Advances to lenders	2	4	(2)
Total interest income	$(1,611)	$(249)	$(1,362)
Interest expense:
Short-term debt	9	10	(1)
Long-term debt	(388)	(458)	70
Total short-term and long-term funding debt	(379)	(448)	69
Total debt securities of consolidated trusts held by third parties	(1,561)	497	(2,058)
Total interest expense	$(1,940)	$49	$(1,989)
Net interest income	$329	$(298)	$627
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Net interest income and net interest yield increased in the first quarter of 2015 compared with the first quarter of 2014, primarily due to an increase in net amortization income as a result of an increase in prepayments on mortgage loans held by consolidated trusts. Higher guaranty fee income also contributed to an increase in net interest income as loans with higher guaranty fees have become a larger part of our guaranty book of business. We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our MBS trusts on our balance sheet. The increase in net interest income was partially offset by a decline in the average balance of our retained mortgage portfolio, as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The average balance of our retained mortgage portfolio was 13% lower in the first quarter of 2015 than in the first quarter of 2014. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our retained mortgage portfolio.
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. Fee and other income decreased in the first quarter of 2015 compared with the first quarter of 2014 due to revenue of $4.1 billion recognized in the first quarter of 2014 as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us.
Investment Gains, Net
Investment gains, net include gains and losses recognized from the sale of available-for-sale (“AFS”) securities, gains and losses recognized on the securitization of loans and securities from our retained mortgage portfolio and net other-than-temporary impairments recognized on our investments. Investment gains increased in the first quarter of 2015 compared with the first quarter of 2014 primarily due to an increase in the amount of non-agency mortgage-related securities sold in the first quarter of 2015 compared with the amount of such securities that were sold in the first quarter of 2014.

Fair Value Losses, Net
Table 6 displays the components of our fair value gains and losses.
Table 6: Fair Value Losses, Net

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Risk management derivatives fair value losses attributable to:
Net contractual interest expense accruals on interest rate swaps	$(229)	$(199)
Net change in fair value during the period	(1,285)	(741)
Total risk management derivatives fair value losses, net	(1,514)	(940)
Mortgage commitment derivatives fair value losses, net	(239)	(345)
Total derivatives fair value losses, net	(1,753)	(1,285)
Trading securities gains, net	36	145
Other, net(1)	(202)	(50)
Fair value losses, net	$(1,919)	$(1,190)
__________

(1)	Consists of debt fair value gains (losses), net, which includes gains (losses) on CAS; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value Losses, Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. Risk management derivative fair value losses increased in the first quarter of 2015 compared with the first quarter of 2014 primarily as a result of larger declines in longer-term swap rates, which caused larger decreases in the fair value of our pay-fixed derivatives.
We present, by derivative instrument type, the fair value gains and losses, net on our derivatives for the three months ended March 31, 2015 and 2014 in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value Losses, Net
We recognized fair value losses on our mortgage commitments in the first quarter of 2015 and 2014 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment periods.
Credit-Related Income
We refer to our benefit (expense) for loan losses and guaranty losses collectively as our “benefit for credit losses.” Credit-related income consists of our benefit for credit losses and foreclosed property expense (income).
Benefit for Credit Losses
Table 7 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. The fair value losses shown in Table 7 represent credit losses we expect to realize in the future or that will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”

Table 7: Total Loss Reserves

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Allowance for loan losses	$31,820	$35,541
Reserve for guaranty losses	678	1,246
Combined loss reserves	32,498	36,787
Other(1)	375	1,386
Total loss reserves	32,873	38,173
Fair value losses previously recognized on acquired credit-impaired loans(2)	9,440	9,864
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$42,313	$48,037
__________

(1)
Includes allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable. Effective January 1, 2015, we charged off accrued interest receivable associated with loans on nonaccrual status and eliminated the related allowance in connection with the our change in accounting policy related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for more information on this policy change.

(2)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
Table 8 displays changes in our combined loss reserves.
Table 8: Changes in Combined Loss Reserves

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$36,787	$45,295
Benefit for credit losses	(533)	(774)
Charge-offs(1)	(5,389)	(1,627)
Recoveries	622	392
Other(2)	1,011	145
Ending balance	$32,498	$43,431

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$32,157	$36,383
Multifamily	341	404
Total	$32,498	$36,787
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.13%	1.28%
Multifamily	0.16	0.20
Combined loss reserves as a percentage of:
Total guaranty book of business	1.07%	1.20%
Recorded investment in nonaccrual loans	57.21	56.63
_________

(1)
Includes charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin and (2) $1.1 billion in accrued interest receivable in connection with our adoption of a change in accounting principle related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for more information on this policy change.

(2)	Amounts represent changes in other loss reserves which are offset by amounts reflected in benefit for credit losses, charge-offs and recoveries.
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
We recognized a benefit for credit losses in the first quarter of 2015 primarily due to an increase in actual and forecasted home prices, a decline in actual and projected interest rates and the liquidation of mortgage loans. Our approach to the adoption of the charge-off provisions of the Advisory Bulletin on January 1, 2015 had no impact on the amount of benefit for credit losses that we recognized in the first quarter of 2015.
We recognized a benefit for credit losses in the first quarter of 2014 primarily due to a decline in mortgage interest rates as well as an increase in home prices.
We discuss our expectations regarding our future loss reserves in “Executive Summary—Outlook—Loss Reserves.”

Troubled Debt Restructurings and Nonaccrual Loans
Table 9 displays the composition of loans restructured in a troubled debt restructuring (“TDR”) that are on accrual status and loans on nonaccrual status. The table includes our recorded investment in held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”
Table 9: Troubled Debt Restructurings and Nonaccrual Loans

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
TDRs on accrual status:
Single-family	$145,784	$144,649
Multifamily	638	645
Total TDRs on accrual status	$146,422	$145,294
Nonaccrual loans:
Single-family	$55,997	$64,136
Multifamily	807	823
Total nonaccrual loans	$56,804	$64,959
Accruing on-balance sheet loans past due 90 days or more(1)	$569	$585

	For the Three Months
	Ended March 31,
	2015	2014
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$1,666	$1,760
Interest income recognized for the period(3)	1,323	1,369
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

Foreclosed Property (Expense) Income
We recognized foreclosed property expense in the first quarter of 2015 compared with foreclosed property income in the first quarter of 2014. This change was due to income recognized as a result of resolutions of representation and warranty matters in the first quarter of 2014. In addition, we incurred more expenses related to our foreclosed properties and recognized lower income from outstanding deferred payment obligations from mortgage insurers in the first quarter of 2015 compared with the first quarter of 2014.
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
Table 10: Credit Loss Performance Metrics

	For the Three Months Ended March 31,
	2015			2014
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$1,212	15.9	bps	$1,235	16.0	bps
Adoption of Advisory Bulletin and change in accounting principle(2)	3,555	46.6		—	—
Foreclosed property expense (income)	473	6.2		(262)	(3.4)
Credit losses including the effect of fair value losses on acquired credit-impaired loans	5,240	68.7		973	12.6
Plus: Impact of acquired credit-impaired loans on charge offs and foreclosed property expense (income)(3)	136	1.8		160	2.1
Credit losses and credit loss ratio	$5,376	70.5	bps	$1,133	14.7	bps
Credit losses attributable to:
Single-family	$5,373			$1,127
Multifamily	3			6
Total	$5,376			$1,133
Single-family initial charge-off severity rate(4)		17.99%			20.31%
Multifamily initial charge-off severity rate(4)		23.60%			29.91%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)
Includes charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin and (2) $1.1 billion in accrued interest receivable in connection with our adoption of a change in accounting principle related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for more information on this policy change.

(3)	Includes fair value losses from acquired credit-impaired loans.

(4)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition. Single-family rate excludes charge-offs prior to foreclosure and other liquidations, short sales and third-party sales. Multifamily rate is net of risk-sharing agreements.

Credit losses and our credit loss ratio increased in the first quarter of 2015 compared with the first quarter of 2014 primarily due to our adoption of the Advisory Bulletin beginning on January 1, 2015 as well as a change in our accounting policy for nonaccrual loans.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”
Other Non-Interest Expenses
Other non-interest expenses decreased in the first quarter of 2015 compared with the first quarter of 2014 primarily due to higher gains from the sale of partnership investments. These gains were partially offset by an increase in expenses related to TCCA fees in the first quarter of 2015 compared with the first quarter of 2014 due to an increase in the percentage of loans in our single-family guaranty book of business subject to TCCA fees. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.

BUSINESS SEGMENT RESULTS
Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. Under our segment reporting structure, the sum of the results for our three business segments does not equal our condensed consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our condensed consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our condensed consolidated results of operations. We describe the management reporting and allocation process used to generate our segment results in “Note 13, Segment Reporting” in our 2014 Form 10-K.
In this section, we summarize our segment results for the first quarter of 2015 and 2014 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 11, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
Single-Family Business Results
Table 11 displays the financial results of our Single-Family business for the periods indicated. For a discussion of Single-Family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Other items that impact income or loss primarily include credit-related (expense) income, TCCA fees and administrative expenses.
Table 11: Single-Family Business Results

	For the Three Months Ended March 31,
	2015	2014	Variance
	(Dollars in millions)
Guaranty fee income(1)	$3,040	$2,870	$170
Credit-related (expense) income(2)	(7)	1,002	(1,009)
TCCA fees(1)	(382)	(322)	(60)
Other expenses(3)	(539)	(514)	(25)
Income before federal income taxes	2,112	3,036	(924)
Provision for federal income taxes	(581)	(927)	346
Net income attributable to Fannie Mae	$1,531	$2,109	$(578)
Other key performance data:
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$110,994	$76,972
Credit Guaranty Activity
Average single-family guaranty book of business(4)	$2,845,125	$2,884,653
Single-family effective guaranty fee rate (in basis points)(1)(5)	42.7	39.8
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(6)	61.2	63.0
Single-family serious delinquency rate, at end of period(7)	1.78%	2.19%
Market
Single-family mortgage debt outstanding, at end of period (total U.S. market)(8)	$9,862,066	$9,851,200
30-year mortgage rate, at end of period(9)	3.69%	4.40%
__________

(1)
Includes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit for credit losses and foreclosed property (expense) income.

(3)
Consists of net interest income (loss), investment gains (losses), net, fair value (losses) gains, net, (losses) gains from partnership investments, fee and other income (expense), administrative expenses and other (expenses) income.

(4)
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

(8)
Information labeled as of March 31, 2015 is as of December 31, 2014 and is based on the Federal Reserve’s March 2015 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(9)
Based on Freddie Mac’s Primary Mortgage Market Survey® rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

Pre-tax income decreased in the first quarter of 2015 compared with the first quarter of 2014 primarily due to credit-related expense in the first quarter of 2015 compared with credit-related income in the first quarter of 2014.
We recognized single-family credit-related expense in the first quarter of 2015 compared with credit-related income in the first quarter of 2014 due to income recognized as a result of resolutions of representation and warranty matters in the first quarter of 2014. In addition, we incurred more expenses related to our foreclosed properties and recognized lower income from outstanding deferred payment obligations from mortgage insurers in the first quarter of 2015 compared with the first quarter of 2014. See “Consolidated Results of Operations—Credit-Related Income” for more information on the drivers of our credit-related income.
Guaranty fee income and our effective guaranty fee rate increased in the first quarter of 2015 compared with the first quarter of 2014 as loans with higher guaranty fees have become a larger part of our single-family guaranty book of business primarily due to the cumulative impact of guaranty fee price increases implemented in 2012.
TCCA fees increased in the first quarter of 2015 compared with the first quarter of 2014, as single-family loans acquired since the implementation of the TCCA-related guaranty fee increase constituted a larger portion of our single-family guaranty book of business in the first quarter of 2015.
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
Table 12 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income, which includes yield maintenance income. Other items that affect income or loss primarily include credit-related income and administrative expenses.

Table 12: Multifamily Business Results

	For the Three Months Ended March 31,
	2015	2014	Variance
	(Dollars in millions)
Guaranty fee income	$340	$311	$29
Fee and other income	51	24	27
Gains from partnership investments(1)	212	45	167
Credit-related income(2)	67	34	33
Other expenses(3)	(117)	(93)	(24)
Income before federal income taxes	553	321	232
(Provision) benefit for federal income taxes	(70)	9	(79)
Net income attributable to Fannie Mae	$483	$330	$153
Other key performance data:
Securitization Activity/New Business
Multifamily new business volume(4)	$10,364	$3,520
Multifamily units financed from new business volume	134,000	72,000
Multifamily Fannie Mae MBS issuances(5)	$11,418	$4,879
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$3,434	$3,262
Multifamily Fannie Mae MBS outstanding, at end of period(6)	$173,507	$150,693
Credit Guaranty Activity
Average multifamily guaranty book of business(7)	$205,003	$199,829
Multifamily effective guaranty fee rate (in basis points)(8)	66.3	62.3
Multifamily credit loss ratio (in basis points)(9)	0.6	1.2
Multifamily serious delinquency rate, at end of period	0.09%	0.10%
Percentage of multifamily guaranty book of business with credit enhancement, at end of period	93%	91%
Fannie Mae percentage of total multifamily mortgage debt outstanding, at end of period(10)	19%	20%
Portfolio Data
Average Fannie Mae multifamily mortgage loans and Fannie Mae MBS in Capital Markets group’s portfolio(11)	$39,801	$56,655
Additional net interest income and yield maintenance income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(12)	$170	$167
__________

(1)
Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income. Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(2)	Consists of the benefit for credit losses and foreclosed property (expense) income.

(3)	Consists of net interest income (loss), investment gains (losses), net, administrative expenses and other (expenses) income.

(4)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period.

(5)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS and (b) Fannie Mae portfolio securitization transactions of $1.1 billion and $1.4 billion for the three months ended March 31, 2015 and 2014, respectively.

(6)
Includes $16.4 billion and $20.5 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of March 31, 2015 and 2014, respectively.

(7)
Our Multifamily guaranty book of business consists of (a) multifamily mortgage loans of Fannie Mae, (b) multifamily mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on multifamily mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(8)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(9)	Calculated based on annualized Multifamily segment credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

(10)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of March 31, 2015 is as of December 31, 2014 and is based on the Federal Reserve’s March 2015 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(11)	Based on unpaid principal balance.

(12)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets group on multifamily loans in our retained mortgage portfolio. Yield maintenance income represents the investor portion of fees earned as a result of prepayments of multifamily loans and MBS in our retained mortgage portfolio. A portion of yield maintenance income is reported in multifamily business results to the extent attributable to our multifamily guaranty business.

Pre-tax income increased in the first quarter of 2015 compared with the first quarter of 2014 primarily due to an increase in gains on partnership investments, credit-related income and guaranty fee income.
Guaranty fee income increased in the first quarter of 2015 compared with the first quarter of 2014 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Credit-related income increased in the first quarter of 2015 compared with the first quarter of 2014 primarily driven by improvements in property valuations and loss severity trends.
Gains from partnership investments increased in the first quarter of 2015 compared with the first quarter of 2014 as a result of sales of investments in markets with strong multifamily fundamentals.
Capital Markets Group Results
Table 13 displays the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s retained mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk” in our 2014 Form 10-K and “Note 9, Derivative Instruments” in this report and our 2014 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, as well as allocated guaranty fee expense and administrative expenses.

Table 13: Capital Markets Group Results

	For the Three Months Ended March 31,
	2015	2014	Variance
	(Dollars in millions)
Net interest income(1)	$1,602	$1,830	$(228)
Investment gains, net(2)	1,509	1,285	224
Fair value losses, net(3)	(1,970)	(1,337)	(633)
Fee and other income	55	4,133	(4,078)
Other expenses(4)	(378)	(410)	32
Income before federal income taxes	818	5,501	(4,683)
Provision for federal income taxes	(219)	(1,666)	1,447
Net income attributable to Fannie Mae	$599	$3,835	$(3,236)
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $559 million and $743 million for the three months ended March 31, 2015 and 2014, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

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

Pre-tax income decreased in the first quarter of 2015 compared with the first quarter of 2014 primarily due to lower fee and other income and net interest income, as well as higher fair value losses in the first quarter of 2015.
Fee and other income decreased in the first quarter of 2015 compared with the first quarter of 2014 due to revenue of $4.1 billion recognized in the first quarter of 2014 as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us.
Investment gains increased in the first quarter of 2015 compared with the first quarter of 2014 primarily due to an increase in the amount of non-agency mortgage-related securities sold in the first quarter of 2015 compared with the amount of such securities that were sold in the first quarter of 2014.
Fair value losses in the first quarter of 2015 were primarily due to fair value losses on our risk management derivatives. The derivatives fair value losses that are reported for the Capital Markets group are consistent with the losses reported in our condensed consolidated statements of operations and comprehensive income. We discuss our derivatives fair value losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
The decrease in net interest income in the first quarter of 2015 compared with the first quarter of 2014 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap.
We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value losses, net” and is displayed in “Table 6: Fair Value Losses, Net.”
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
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Under the agreement, the maximum allowable amount of mortgage assets we are permitted to own as of December 31, 2015 is $399.2 billion.
In 2014, FHFA requested that we submit a revised portfolio plan outlining how we will reduce the portfolio each year to 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions. Accordingly, under our revised portfolio plan, we plan to reduce our mortgage portfolio to no more than $359.3 billion as of December 31, 2015, in compliance with both our senior preferred stock purchase agreement with Treasury and FHFA’s request.
As we continue to reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will continue to decrease. As of March 31, 2015, we owned $411.7 billion in mortgage assets, compared with $413.3 billion as of December 31, 2014. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2014 Form 10-K.
Table 14 displays our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance.
Table 14: Capital Markets Group’s Mortgage Portfolio Activity

	For the Three Months
	Ended March 31,
	2015	2014
	(Dollars in millions)
Mortgage loans:
Beginning balance	$285,610	$314,664
Purchases	48,788	30,900
Securitizations(1)	(42,757)	(26,543)
Liquidations and sales(2)	(10,239)	(13,032)
Mortgage loans, ending balance	281,402	305,989

Mortgage securities:
Beginning balance	127,703	176,037
Purchases(3)	8,690	3,530
Securitizations(1)	42,757	26,543
Sales	(43,668)	(37,242)
Liquidations(2)	(5,200)	(7,145)
Mortgage securities, ending balance	130,282	161,723
Total Capital Markets group’s mortgage portfolio	$411,684	$467,712
__________

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(2)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 15 displays the composition of the unpaid principal balance of the Capital Markets group’s mortgage portfolio and our assessment of the liquidity of these assets. Our assessment is based on the liquidity within the markets in which the assets are traded, the issuers of the assets and the nature of the collateral underlying the assets. Our unsecuritized mortgage loans, PLS and other non-agency securities are considered less liquid. Fannie Mae securities that are collateralized by non-agency mortgage-related securities are also considered to be less liquid.
Table 15: Capital Markets Group’s Mortgage Portfolio Composition

	As of
	March 31, 2015			December 31, 2014
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(Dollars in millions)
Mortgage loans:
Single-family loans:
Government insured or guaranteed	$—	$35,855	$35,855	$—	$36,442	$36,442
Conventional	—	224,697	224,697	—	225,800	225,800
Total single-family loans	—	260,552	260,552	—	262,242	262,242
Multifamily loans:
Government insured or guaranteed	—	240	240	—	243	243
Conventional	—	20,610	20,610	—	23,125	23,125
Total multifamily loans	—	20,850	20,850	—	23,368	23,368
Total mortgage loans	—	281,402	281,402	—	285,610	285,610
Mortgage-related securities:
Fannie Mae	86,804	12,195	98,999	80,377	12,442	92,819
Freddie Mac	6,445	—	6,445	6,368	—	6,368
Ginnie Mae	596	—	596	572	—	572
Alt-A private-label securities	—	6,105	6,105	—	7,745	7,745
Subprime private-label securities	—	7,494	7,494	—	8,913	8,913
CMBS	—	3,646	3,646	—	3,686	3,686
Mortgage revenue bonds	—	4,025	4,025	—	4,556	4,556
Other mortgage-related securities	—	2,972	2,972	—	3,044	3,044
Total mortgage-related securities(1)	$93,845	$36,437	$130,282	$87,317	$40,386	$127,703
Total Capital Markets group’s mortgage portfolio	$93,845	$317,839	$411,684	$87,317	$325,996	$413,313
__________

(1)	The fair value of these mortgage-related securities was $137.4 billion as of March 31, 2015 and $133.5 billion as of December 31, 2014.
The Capital Markets group’s mortgage portfolio decreased as of March 31, 2015 compared with December 31, 2014, as we reduce the size of our retained mortgage portfolio to comply with the requirement of our senior preferred stock purchase agreement with Treasury and FHFA’s request to further cap our portfolio.

The loans we purchased in the first quarter of 2015 included $3.9 billion in delinquent loans we purchased from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements. As a result of purchasing these loans, an increasing portion of the Capital Markets group’s mortgage portfolio is comprised of loans restructured in a TDR and nonaccrual loans. Table 16 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio.
Table 16: Capital Markets Group’s Mortgage Portfolio

	As of
	March 31, 2015		December 31, 2014
	Unpaid Principal Balance	Percent of total	Unpaid Principal Balance	Percent of total
	(Dollars in millions)
TDRs on accrual status	$142,075	35%	$140,828	34%
Nonaccrual loans	54,901	13	58,597	14
All other mortgage-related assets	214,708	52	213,888	52
Total Capital Markets group’s mortgage portfolio	$411,684	100%	$413,313	100%

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets as of the dates indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 17 displays a summary of our condensed consolidated balance sheets as of the dates indicated.
Table 17: Summary of Condensed Consolidated Balance Sheets

	As of
	March 31, 2015	December 31, 2014	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$44,090	$52,973	$(8,883)
Restricted cash	41,439	32,542	8,897
Investments in securities(1)	59,018	62,158	(3,140)
Mortgage loans:
Of Fannie Mae	266,289	272,666	(6,377)
Of consolidated trusts	2,778,647	2,782,369	(3,722)
Allowance for loan losses	(31,820)	(35,541)	3,721
Mortgage loans, net of allowance for loan losses	3,013,116	3,019,494	(6,378)
Deferred tax assets, net	41,983	42,206	(223)
Other assets	38,467	38,803	(336)
Total assets	$3,238,113	$3,248,176	$(10,063)
Liabilities and equity
Debt:
Of Fannie Mae	$448,740	$460,443	$(11,703)
Of consolidated trusts	2,763,891	2,761,712	2,179
Other liabilities	21,886	22,301	(415)
Total liabilities	3,234,517	3,244,456	(9,939)
Total equity	3,596	3,720	(124)
Total liabilities and equity	$3,238,113	$3,248,176	$(10,063)
__________

(1)
Includes $19.4 billion as of March 31, 2015 and $19.5 billion as of December 31, 2014 of U.S. Treasury securities that are included in our other investments portfolio, which we present in “Table 21: Cash and Other Investments Portfolio.”

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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by servicers of loans backing consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash increased as of March 31, 2015 compared with the balance as of December 31, 2014 primarily as a result of an increase in prepayments received on mortgage loans in March 2015 compared with prepayments received in December 2014.

Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 18 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated. We classify PLS as Alt-A, subprime or CMBS if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty (which we refer to as “wraps”).
Table 18: Summary of Mortgage-Related Securities at Fair Value

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$10,366	$10,579
Freddie Mac	6,980	6,897
Ginnie Mae	672	642
Alt-A private-label securities	5,297	6,598
Subprime private-label securities	5,484	6,547
CMBS	3,848	3,912
Mortgage revenue bonds	4,302	4,745
Other mortgage-related securities	2,702	2,772
Total	$39,651	$42,692

The decrease in mortgage-related securities at fair value from December 31, 2014 to March 31, 2015 was primarily driven by sales of PLS in the first three months of 2015.
Mortgage Loans
The decrease in mortgage loans from December 31, 2014 to March 31, 2015 was primarily due to liquidations outpacing acquisition volumes. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
The decrease in our allowance for loan losses from December 31, 2014 to March 31, 2015 was primarily due to our approach to adopting the charge-off provisions of the Advisory Bulletin on January 1, 2015. See “Consolidated Results of Operations—Credit-Related Income” for more information concerning the adoption of the Advisory Bulletin.
Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. The decrease in debt of Fannie Mae from December 31, 2014 to March 31, 2015 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts from December 31, 2014 to March 31, 2015 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Total Equity
Total equity decreased as of March 31, 2015 compared with December 31, 2014 due to our payment of senior preferred stock dividends to Treasury during the first quarter of 2015, partially offset by comprehensive income recognized during the first quarter of 2015.

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
This section supplements and updates information regarding liquidity risk management contained in our 2014 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” and “Risk Factors” in our 2014 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and liquidity contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding, and factors that could adversely affect our liquidity.
Debt Funding
We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll over,” or refinancing, risk on our outstanding debt.
Our debt funding needs and debt funding activity may vary from quarter to quarter depending on market conditions and are influenced by anticipated liquidity needs, the size of our retained mortgage portfolio and our dividend payment obligations to Treasury. See “Business Segment Results—Capital Markets Group Results—The Capital Markets Group’s Mortgage Portfolio” for information about our retained mortgage portfolio, our requirement to reduce the size of our retained mortgage portfolio and our portfolio reduction plan.
Fannie Mae Debt Funding Activity
Table 19 displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 19: Activity in Debt of Fannie Mae

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$52,111	$32,438
Weighted-average interest rate	0.12%	0.05%
Long-term:(1)
Amount:	$16,723	$8,060
Weighted-average interest rate	1.63%	1.63%
Total issued:
Amount	$68,834	$40,498
Weighted-average interest rate	0.49%	0.37%
Paid off during the period:(2)
Short-term:
Amount	$57,726	$39,272
Weighted-average interest rate	0.07%	0.08%
Long-term:
Amount	$23,163	$49,117
Weighted-average interest rate	0.81%	1.85%
Total paid off:
Amount	$80,889	$88,389
Weighted-average interest rate	0.28%	1.06%
__________

(1)
Includes credit risk-sharing securities issued under our CAS series. For additional information on our credit risk sharing transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Risk-Sharing Transactions.”

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
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $563.6 billion in 2015. As of March 31, 2015, our aggregate indebtedness totaled $452.3 billion, which was $111.3 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 20 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 20: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	March 31, 2015			December 31, 2014
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$87	—%	—	$50	—%

Short-term debt of Fannie Mae	—	$99,349	0.14%	—	$105,012	0.11%
Debt of consolidated trusts	—	1,463	0.12	—	1,560	0.09
Total short-term debt		$100,812	0.14%		$106,572	0.11%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2015 - 2030	$170,531	2.44%	2015 - 2030	$173,010	2.41%
Medium-term notes(3)	2015 - 2025	116,246	1.44	2015 - 2024	114,556	1.42
Foreign exchange notes and bonds	2021 - 2028	590	5.37	2021 - 2028	619	5.44
Other	2015 - 2038	31,555	4.57	2015 - 2038	32,322	4.63
Total senior fixed		318,922	2.29		320,507	2.29
Senior floating:
Medium-term notes(3)	2015 - 2019	18,419	0.18	2015 - 2019	24,469	0.15
Connecticut Avenue Securities(4)	2023 - 2025	7,530	3.10	2023 - 2024	6,041	2.97
Other(5)	2020 - 2037	391	7.89	2020 - 2037	363	8.71
Total senior floating		26,340	1.10		30,873	0.81
Subordinated debentures	2019	3,940	9.84	2019	3,849	9.93
Secured borrowings(6)	2021 - 2022	189	1.91	2021 - 2022	202	1.90
Total long-term debt of Fannie Mae		349,391	2.29		355,431	2.24
Debt of consolidated trusts(5)	2015 - 2054	2,762,428	2.91	2015 - 2054	2,760,152	3.02
Total long-term debt		$3,111,819	2.84%		$3,115,583	2.93%
Outstanding callable debt of Fannie Mae(7)		$114,993	1.81%		$114,990	1.79%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $3.7 billion and $4.1 billion as of March 31, 2015 and December 31, 2014, respectively. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $452.5 billion and $464.6 billion as of March 31, 2015 and December 31, 2014, respectively.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans in our single-family guaranty book of business to the investors in these securities. Connecticut Avenue Securities are reported at fair value. For additional information on our credit risk sharing transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Risk-Sharing Transactions.”

(5)	Includes a portion of structured debt instruments that is reported at fair value.

(6)	Represents remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(7)	Consists of the unpaid principal balance of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date.
Maturity Profile of Outstanding Debt of Fannie Mae
Our outstanding short-term debt, as a percentage of our total outstanding debt, was 22% as of March 31, 2015 compared with 23% as of December 31, 2014. The weighted-average interest rate on our long-term debt increased to 2.29% as of March 31, 2015 from 2.24% as of December 31, 2014.
Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 36% as of March 31, 2015 and 37% as of December 31, 2014. The weighted-average maturity of our outstanding debt that is maturing within one year was 133 days as of March 31, 2015, compared with 131 days as of December 31, 2014. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 60 months as of March 31, 2015, compared with approximately 61 months as of December 31, 2014. We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
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
Table 21 displays information on the composition of our cash and other investments portfolio.
Table 21: Cash and Other Investments Portfolio

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Cash and cash equivalents	$23,860	$22,023
Federal funds sold and securities purchased under agreements to resell or similar arrangements	20,230	30,950
U.S. Treasury securities	19,367	19,466
Total cash and other investments	$63,457	$72,439
Credit Ratings
As of March 31, 2015, our credit ratings have not changed since we filed our 2014 Form 10-K. For additional information on our credit ratings, see “Management’s Discussion and Analysis—Liquidity and Capital Management—Fannie Mae Credit Ratings” in our 2014 Form 10-K.
Cash Flows
Three Months Ended March 31, 2015. Cash and cash equivalents increased by $1.8 billion from $22.0 billion as of December 31, 2014 to $23.9 billion as of March 31, 2015. The increase in the balance was primarily driven by cash inflows from (1) issuances of long-term debt of consolidated trusts resulting from the sale of Fannie Mae MBS to third parties, (2) proceeds from repayment of loans of Fannie Mae, (3) the sale of our REO inventory and (4) proceeds from sale and liquidations of mortgage-related securities.
Partially offsetting these cash inflows were cash outflows from (1) acquiring mortgage loans and providing advances to lenders, and (2) the acquisition of delinquent loans out of MBS trusts.
Three Months Ended March 31, 2014. Cash and cash equivalents decreased by $5.2 billion from $19.2 billion as of December 31, 2013 to $14.1 billion as of March 31, 2014. The decrease in the balance was primarily driven by cash outflow from (1) acquiring mortgage loans and providing advances to lenders; (2) payments to redeem funding debt, which outpaced issuances, due to lower funding needs, (3) acquisition of delinquent loans out of MBS trusts, and (4) the payment of dividends to Treasury under our senior preferred stock purchase agreement.

Partially offsetting these cash outflows were cash inflows from issuances of long-term debt of consolidated trusts resulting from the sale of Fannie Mae MBS to third parties.
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of our core capital over statutory minimum capital was $142.2 billion as of March 31, 2015 and December 31, 2014.
Under the terms of the senior preferred stock, starting January 1, 2013, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve amount. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $1.8 billion by June 30, 2015.
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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2015. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of March 31, 2015 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. For additional information, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement” in our 2014 Form 10-K.
Our first quarter 2015 dividend of $1.9 billion was declared by FHFA and subsequently paid by us on March 31, 2015. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount is $1.8 billion for dividend periods in 2015 and will be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the second quarter of 2015 of $1.8 billion by June 30, 2015. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.
See “Risk Factors” in our 2014 Form 10-K for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2014 Form 10-K for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $30.9 billion as of March 31, 2015 and $31.7 billion as of December 31, 2014.
For a description of our off-balance sheet arrangements, see “MD&A—Off-Balance Sheet Arrangements” in our 2014 Form 10-K.

RISK MANAGEMENT
Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We actively monitor and manage these risks by using an established risk management framework. In addition to our exposure to credit, market and operational risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Risk Factors” in this report and in “Business—Housing Finance Reform” in our 2014 Form 10-K. This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could affect our ability to retain and hire qualified employees.
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
In this section we provide an update on our management of our major risk categories. For a more complete discussion of the primary risks we face and how we manage credit risk, market risk and operational risk, see “MD&A—Risk Management” in our 2014 Form 10-K and “Risk Factors” in this report and our 2014 Form 10-K.
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
Mortgage Credit Book of Business
Table 22 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of March 31, 2015 and December 31, 2014.

Table 22: Composition of Mortgage Credit Book of Business

	As of
	March 31, 2015			December 31, 2014
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,822,162	$191,016	$3,013,178	$2,837,211	$187,300	$3,024,511
Unconsolidated Fannie Mae MBS, held by third parties(2)	11,344	1,260	12,604	11,660	1,267	12,927
Other credit guarantees(3)	3,840	14,414	18,254	4,033	14,748	18,781
Guaranty book of business	$2,837,346	$206,690	$3,044,036	$2,852,904	$203,315	$3,056,219
Agency mortgage-related securities(4)	7,036	8	7,044	6,932	8	6,940
Other mortgage-related securities(5)	16,819	7,423	24,242	19,973	7,970	27,943
Mortgage credit book of business	$2,861,201	$214,121	$3,075,322	$2,879,809	$211,293	$3,091,102
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,781,224	$205,163	$2,986,387	$2,795,666	$201,763	$2,997,429
Government Guaranty Book of Business(7)	$56,122	$1,527	$57,649	$57,238	$1,552	$58,790
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
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of March 31, 2015 and December 31, 2014. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These approaches may increase our expenses and may not be effective in reducing our credit-related expense or credit losses. We provide information on our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related Income.” For information on how we evaluate and factors that affect our single-family mortgage credit risk, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in our 2014 Form 10-K.
The single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business.

Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter®, our proprietary automated underwriting system which measures credit risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. For information on our single-family acquisition and servicing policies and on our underwriting and servicing standards, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2014 Form 10-K.
Table 23 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business by acquisition period.
Table 23: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period

	As of March 31, 2015
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%(3)	Serious Delinquency Rate(4)
2009-2015 acquisitions, excluding HARP and other Refi Plus loans	63%	60%	* %	0.23%
HARP loans(5)	11	87	20	1.07
Other Refi Plus loans(6)	8	51	*	0.39
2005-2008 acquisitions	12	81	22	7.82
2004 and prior acquisitions	6	48	2	3.19
Total Single-Family Book of Business	100%	64%	5%	1.78%
__________
* Represents less than 0.5%

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of March 31, 2015.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the applicable period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the applicable period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of March 31, 2015.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the March 31, 2015 serious delinquency rates of loans acquired in 2005 through 2008.

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
Beginning with loans delivered in 2013, and in conjunction with our new representation and warranty framework, we have made changes in our quality control process that move the primary focus of our quality control review from the time a loan defaults to shortly after the loan is delivered to us. We have implemented new tools to help identify loans delivered to us that may not have met our underwriting or eligibility guidelines and use these tools to help select discretionary samples of performing loans for quality control review shortly after delivery. We also select random samples of performing loans for quality control review shortly after delivery. For a discussion of our new representation and warranty framework, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2014 Form 10-K.
We derive an eligibility defect rate from our random reviews, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use the eligibility defect rate to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process. As of March 31, 2015, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions made during the twelve months ended March 31, 2014 was 1.47%. Because of enhancements to the sampling methodology of our random reviews that we implemented in 2013, the eligibility defect rate for our 2013 and 2014 loan acquisitions is not directly comparable to the “significant findings rate” we reported on our acquisitions in prior periods. We continue to work with lenders to reduce the number of defects identified.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief under our new representation and warranty framework described below. We refer to our demands that mortgage sellers and servicers meet these obligations collectively as repurchase requests. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers and Servicers” in our 2014 Form 10-K for a discussion of our mortgage sellers and servicers’ repurchase obligations. As of March 31, 2015, we have issued repurchase requests on approximately 0.41% of the $76.4 billion of unpaid principal balance of single-family loans delivered to us in the first quarter of 2014, for which reviews have been substantially completed.
The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which is substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. Amounts relating to repurchase requests originating from missing documentation or loan files, where a full file review could not be completed are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed. Total outstanding repurchase requests as of March 31, 2015 were $1.3 billion, compared with $1.0 billion as of December 31, 2014.
Representation and Warranty Framework
Our representation and warranty framework for single-family mortgage loans delivered on or after January 1, 2013 seeks to provide lenders a higher degree of certainty and clarity regarding their repurchase exposure and liability on future deliveries, as well as consistency around repurchase timelines and remedies. Under the framework, lenders are relieved of repurchase liability for loans that meet specific payment history requirements and other eligibility requirements. For example, a lender would not be required to repurchase a mortgage loan in breach of certain underwriting and eligibility representations and warranties if the borrower has made timely payments for 36 months following the delivery date (or, for Refi Plus loans, including HARP loans, for 12 months following the delivery date), and the loan meets other specified eligibility requirements. For single-family loans delivered on or after July 1, 2014 the 36-month timely payment history requirement is relaxed to permit two instances of 30-day delinquency and adds an alternative path to relief if there is a satisfactory conclusion of a quality control review. For more information on our quality control process and our representation and warranty framework, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2014 Form 10-K.
We continue to work with FHFA to identify opportunities to enhance our representation and warranty framework, providing the mortgage finance industry with more certainty and transparency regarding selling representation and warranty obligations.
As of March 31, 2015, approximately 31% of the outstanding loans in our single-family conventional guaranty book of business were acquired under the new representation and warranty framework. Table 24 below displays information regarding the relief status of single-family conventional loans, based on payment history, delivered to us beginning in 2013 under the new representation and warranty framework.

Table 24: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2015

	As of March 31, 2015
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$151,388	1,006,648	$—	—	$151,388	1,006,648
Remain eligible for relief	41,338	278,947	845,408	4,060,497	886,746	4,339,444
Are not eligible for relief	3,000	19,004	9,344	47,277	12,344	66,281
Total outstanding loans acquired under the new representation and warranty framework	$195,726	1,304,599	$854,752	4,107,774	$1,050,478	5,412,373
As of March 31, 2015, approximately 19% of loans acquired under the new representation and warranty framework had obtained relief. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans acquired beginning in 2013 that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus of our quality control reviews to shortly after the time the loans are delivered to us. We also retain the right to review any defaulted loans that were not previously reviewed and have not obtained relief, in addition to retaining the right to review all loans for any violations of life of loan representations and warranties.
Risk-Sharing Transactions
FHFA’s 2015 conservatorship scorecard includes an objective to transact credit risk transfers on single-family mortgages with at least $150 billion of unpaid principal balance, adjusted for the amount of credit risk transferred. In meeting this objective, we must utilize at least two types of risk transfer structures. Our primary method of achieving this objective has been through the issuance of CAS, which transfers some of the credit risk associated with losses on the underlying mortgage loans to investors in these securities. During the first quarter of 2015, we issued $1.5 billion in CAS, transferring some of the credit risk on single-family mortgages with an unpaid principal balance of $50.2 billion.
In a CAS transaction, we create a reference pool consisting of recently acquired single-family mortgage loans included in our single-family guaranty book of business in our condensed consolidated balance sheet. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (that is, first loss, mezzanine and senior). We receive cash and issue CAS (which relate to the mezzanine loss position) to investors, which we recognize as “Debt of Fannie Mae” in our condensed consolidated balance sheets.
We are obligated to make payments of principal and interest on the CAS, and we recognize the interest paid as “Long-term debt interest expense” in our condensed consolidated statements of operations and comprehensive income. The principal balance of the CAS is reduced as a result of principal liquidations of loans in the reference pool or when certain specified credit events (such as a loan becoming 180 days delinquent) occur on the loans in the reference pool. In turn, these credit events may reduce the total amount of payments we ultimately make on the CAS. However, principal reductions will first occur on the first loss position, which is retained by us, until it is fully reduced before the CAS begin participating in reductions to the principal balances. As the reference pools underlying CAS issued to date consist of recently acquired single-family mortgage loans (loans in the reference pools underlying the transactions in the first quarter of 2015 were acquired between September and November 2013), we have recognized minimal credit losses on loans in these reference pools to date.

Table 25 displays the credit risk transferred to third parties and retained by Fannie Mae pursuant to our CAS transactions since 2013.
Table 25: Credit Risk Transferred Pursuant to CAS Issuances

	At Issuance					As of March 31, 2015
	Retained by Fannie Mae			Transferred to Third Parties
	First Loss Position	Mezzanine Loss Position	Senior Loss Position	Mezzanine Loss Position	Total Reference Pool	Total Outstanding Reference Pool(1)
	(Dollars in millions)
2015 CAS issuances:
CAS 2015 C01	$257	$78	$48,389	$1,469	$50,193	$49,252
Prior CAS issuances:
2014 issuances	$845	$355	$215,175	$5,849	$222,224	$209,495
2013 issuances	80	47	25,954	675	26,756	23,876
Total prior CAS issuances	$925	$402	$241,129	$6,524	$248,980	$233,371
Total CAS issuances	$1,182	$480	$289,518	$7,993	$299,173	$282,623
Total outstanding reference pool as a percentage of single-family conventional guaranty book of business						10.16%
__________

(1)	Includes $7.5 billion outstanding for the mezzanine loss tranche transferred to third parties as of March 31, 2015.
Single-Family Portfolio Diversification and Monitoring
Diversification within our single-family mortgage credit book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. For additional information on key loan attributes, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2014 Form 10-K.
Table 26 displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 26: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended March 31,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2015	2014	March 31, 2015	December 31, 2014
Original LTV ratio:(5)
<= 60%	19%	17%	21%	21%
60.01% to 70%	15	13	14	14
70.01% to 80%	40	39	38	38
80.01% to 90%(6)	12	12	11	11
90.01% to 100%(6)	13	15	11	11
100.01% to 125%(6)	1	3	3	3
Greater than 125%(6)	*	1	2	2
Total	100%	100%	100%	100%
Weighted-average	74%	77%	75%	75%
Average loan amount	$221,682	$193,053	$159,832	$159,997
Estimated mark-to-market LTV ratio:(7)
<= 60%			42%	42%
60.01% to 70%			19	19
70.01% to 80%			18	18
80.01% to 90%			10	10
90.01% to 100%			6	6
100.01% to 125%			4	4
Greater than 125%			1	1
Total			100%	100%
Weighted-average			64%	64%
Product type:
Fixed-rate:(8)
Long-term	80%	75%	74%	74%
Intermediate-term	17	20	17	17
Interest-only	—	—	1	1
Total fixed-rate	97	95	92	92
Adjustable-rate:
Interest-only	—	*	2	2
Other ARMs	3	5	6	6
Total adjustable-rate	3	5	8	8
Total	100%	100%	100%	100%
Number of property units:
1 unit	97%	96%	97%	97%
2-4 units	3	4	3	3
Total	100%	100%	100%	100%
Property type:
Single-family homes	90%	89%	91%	91%
Condo/Co-op	10	11	9	9
Total	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended March 31,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2015	2014	March 31, 2015	December 31, 2014
Occupancy type:
Primary residence	88%	85%	88%	88%
Second/vacation home	4	4	4	4
Investor	8	11	8	8
Total	100%	100%	100%	100%
FICO credit score at origination:
< 620(9)	1%	2%	2%	3%
620 to < 660	4	6	6	5
660 to < 700	12	14	12	12
700 to < 740	20	21	19	19
>= 740	63	57	61	61
Total	100%	100%	100%	100%
Weighted-average	748	741	744	744
Loan purpose:
Purchase	37%	45%	31%	31%
Cash-out refinance	19	16	20	20
Other refinance	44	39	49	49
Total	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	14%	14%	15%	15%
Northeast	14	16	19	19
Southeast	20	21	22	22
Southwest	18	19	16	16
West	34	30	28	28
Total	100%	100%	100%	100%
Origination year:
<= 2006			13%	13%
2007			4	4
2008			2	2
2009			6	6
2010			8	9
2011			9	10
2012			23	24
2013			20	21
2014			12	11
2015			3	—
Total			100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of March 31, 2015 and December 31, 2014. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “MD&A—Risk Management—Credit

Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—Jumbo Conforming and High-Balance Loans” in our 2014 Form 10-K for information on our loan limits.

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

Credit Profile Summary
Overview
Our acquisitions in the first quarter of 2015 continued to have a strong credit profile with a weighted average original LTV of 74% compared with 77% in the first quarter of 2014. Our acquisition of loans with original LTV ratios over 80% decreased to 26% in the first quarter of 2015, compared with 31% in the first quarter of 2014. This decrease was primarily due to an increase in our acquisitions of refinancing loans, which increased to 63% in the first quarter of 2015, compared with 55% in the first quarter of 2014, and a corresponding decline in our acquisitions of home purchase mortgage loans. The weighted average FICO credit score of our acquisitions increased to 748 in the first quarter of 2015, compared with 741 in the first quarter of 2014. Our acquisitions of loans with FICO credit scores at origination of 740 or above increased to 63% in the first quarter of 2015, compared with 57% in the first quarter of 2014. Our acquisition of loans with FICO credit scores at origination of less than 700 decreased to 17% in the first quarter of 2015, compared with 22% in the first quarter of 2014.
The credit profile of our future acquisitions will depend on many factors, including our future guaranty fee pricing and any impact of that pricing on the volume and mix of loans we acquire; our future eligibility standards and those of mortgage insurers, FHA and VA, the percentage of loan originations representing refinancings, changes in interest rates, our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers, government policy, market and competitive conditions, and the volume and characteristics of HARP loans we acquire in the future. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions. We discuss our efforts to increase access to mortgage credit for creditworthy borrowers in “Executive Summary—Single-Family Guaranty Book of Business—Recently Acquired Single-Family Loans.”
HARP and Refi Plus Loans
Since 2009, we have offered HARP under our Refi Plus initiative, which was designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values. HARP offers refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Under HARP, we allow our borrowers who have mortgage loans that have note dates prior to June 2009 with current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Accordingly, HARP loans have LTV ratios at origination in excess of 80%. HARP loans cannot (1) be an adjustable-rate mortgage loan, if the initial fixed period is less than five years; (2) have an interest only feature, which permits the payment of interest without a payment of principal; (3) be a balloon mortgage loan; or (4) have the potential for negative amortization. In April 2013, FHFA announced the extension of the ending date for HARP to December 31, 2015.
The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Since 2012, we have acquired HARP loans with LTV ratios greater than 125% for fixed-rate loans of eligible borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of March 31, 2015, HARP loans, which constituted 11% of our single-family book of business, had a weighted average FICO credit score at origination of 731 compared with 744 for loans in our single-family book of business overall.
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
The percentage of our acquisitions that are refinanced loans, including loans acquired under our Refi Plus initiative, which includes HARP, increased during the first quarter of 2015 as a result of the decline in mortgage interest rates during the quarter. HARP loans constituted approximately 3% of our total single-family acquisitions in the first quarter of 2015, compared with approximately 10% of total single-family acquisitions in the first quarter of 2014.
We expect the volume of refinancings under HARP to continue to decline, due to a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of March 31, 2015 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 23: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period.”
Alt-A Loans
We classify certain loans as Alt-A so that we can discuss our exposure to Alt-A loans in this Form 10-Q and elsewhere. However, there is no universally accepted definition of Alt-A loans. Our single-family conventional guaranty book of business includes loans with some features that are similar to Alt-A loans that we have not classified as Alt-A because they do not meet our classification criteria.
We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Table 26: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business,” “Note 3, Mortgage Loans,” and “Note 13, Concentrations of Credit Risk.”
Our exposure to Alt-A loans included in our single-family conventional guaranty book of business, based on the classification criteria described in this section, does not include (1) our investments in private-label mortgage-related securities backed by Alt-A loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. See “Note 5, Investments in Securities” for more information on our exposure to private label mortgage-related securities backed by Alt-A loans.
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $113.5 billion as of March 31, 2015, represented approximately 4% of our single-family conventional guaranty book of business.
See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2014 Form 10-K for a discussion of other types of loans, including jumbo conforming loans, high balance loans, adjustable-rate mortgages and fixed-rate interest only mortgages.
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
In addition to the new standards, we are taking other steps to improve the servicing of our delinquent loans, which included transferring servicing on loan populations that include loans with higher-risk characteristics to special servicers with which we have worked to develop high-touch protocols for servicing these loans. We believe retaining special servicers to service these loans using high-touch protocols will reduce our future credit losses on the transferred loan portfolio. We continue to work with some of our servicers to test and implement high-touch servicing protocols designed for managing higher-risk loans, which include lower ratios of loans per servicer employee, beginning borrower outreach strategies earlier in the delinquency cycle and establishing a single point of contact for distressed borrowers.
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

Problem Loan Statistics
Table 27 displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business.
Table 27: Delinquency Status and Activity of Single-Family Conventional Loans

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Delinquency status:
30 to 59 days delinquent	1.26%	1.47%	1.40%
60 to 89 days delinquent	0.36	0.43	0.40
Seriously delinquent (“SDQ”)	1.78	1.89	2.19
Percentage of SDQ loans that have been delinquent for more than 180 days	72%	70%	74%
Percentage of SDQ loans that have been delinquent for more than two years	34	34	37

	For the Three Months Ended March 31,
	2015	2014
Single-family SDQ loans (number of loans):
Beginning balance	329,590	418,837
Additions	67,358	79,318
Removals:
Modifications and other loan workouts	(25,883)	(35,078)
Liquidations	(30,075)	(42,073)
Cured or less than 90 days delinquent	(32,444)	(37,194)
Total removals	(88,402)	(114,345)
Ending balance	308,546	383,810
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. Loans we acquired since 2009 comprised 82% of our single-family guaranty book of business and had a serious delinquency rate of 0.36% as of March 31, 2015.
Although our single-family serious delinquency rate has decreased, the pace of declines in our single-family serious delinquency rate has slowed in recent months and we expect this trend to continue. Our single-family serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure in some states. High levels of foreclosures, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes have lengthened the time it takes to foreclose on a mortgage loan in a number of states, particularly in New York, Florida and New Jersey. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last few years than it would have if the pace of foreclosures had been faster. We believe the slow pace of foreclosures in certain areas of the country will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense). Other factors such as the pace of loan modifications, the timing and volume of any NPL sales we make, changes in home prices, unemployment levels and other macroeconomic conditions also influence serious delinquency rates. We expect the number of our single-family loans in our book of business that are seriously delinquent to remain above pre-2008 levels for years.
Certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Our 2005 to 2008 loan vintages represented approximately 48% of the loans added to our seriously delinquent loan population as of March 31, 2015. In addition, loans in certain states such as Florida, Illinois, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
Table 28 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.
Table 28: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis

	As of
	March 31, 2015			December 31, 2014			March 31, 2014
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	20%	5%	0.66%	20%	5%	0.70%	20%	6%	0.86%
Florida	6	14	3.91	6	15	4.42	6	18	6.12
Illinois	4	6	2.20	4	6	2.36	4	6	2.79
New Jersey	4	10	5.62	4	10	5.78	4	9	6.08
New York	5	11	4.04	5	10	4.17	5	9	4.31
All other states	61	54	1.43	61	54	1.52	61	52	1.70
Product type:
Alt-A	4	18	7.41	4	18	7.77	5	19	8.72
Vintages:
2004 and prior	7	27	3.17	7	28	3.26	9	28	3.36
2005	3	12	5.94	3	12	6.18	3	13	6.81
2006	3	16	9.14	3	16	9.61	3	18	10.58
2007	4	23	10.34	4	23	10.79	5	24	11.53
2008	2	8	6.05	2	8	6.27	3	8	6.40
2009	6	3	1.00	6	3	1.00	7	3	0.95
2010	8	3	0.59	9	3	0.59	10	2	0.55
2011	9	2	0.42	10	2	0.42	11	1	0.35
2012	23	3	0.28	24	3	0.27	25	2	0.19
2013	20	3	0.25	21	2	0.22	23	1	0.07
2014	12	*	0.07	11	*	0.04	1	—	—
2015	3	—	—	—	—	—	—	—	—
Estimated mark-to-market LTV ratio:
<= 60%	42	23	0.85	42	23	0.88	38	19	0.92
60.01% to 70%	19	12	1.29	19	12	1.36	19	11	1.39
70.01% to 80%	18	14	1.62	18	14	1.75	19	13	1.75
80.01% to 90%	10	14	2.76	10	14	3.04	11	13	3.15
90.01% to 100%	6	12	4.08	6	12	4.59	6	13	4.86
Greater than 100%	5	25	10.43	5	25	10.98	7	31	11.27
Credit enhancement(2):
Credit enhanced	16	26	3.21	16	27	3.47	15	27	4.27
Non-credit enhanced	84	74	1.53	84	73	1.62	85	73	1.85
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
Refers to loans included in an agreement used to reduce credit risk by requiring collateral, letters of credit, mortgage insurance, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss.

Loan Workout Metrics
Table 29 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of March 31, 2015, there were approximately 40,400 loans in a trial modification period.
Table 29: Statistics on Single-Family Loan Workouts

	For the Three Months Ended March 31,
	2015		2014
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$4,415	26,700	$6,191	36,044
Repayment plans and forbearances completed(1)	257	1,868	296	2,255
Total home retention strategies	4,672	28,568	6,487	38,299
Foreclosure alternatives:
Short sales	758	3,689	1,374	6,804
Deeds-in-lieu of foreclosure	304	1,968	528	3,323
Total foreclosure alternatives	1,062	5,657	1,902	10,127
Total loan workouts	$5,734	34,225	$8,389	48,426
Loan workouts as a percentage of single-family guaranty book of business	0.81%	0.79%	1.17%	1.10%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of home retention solutions completed in the first quarter of 2015 decreased compared with the first quarter of 2014, primarily due to a decline in the number of delinquent loans in the first quarter of 2015, compared with the first quarter of 2014.
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
Our loan modifications can include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these rate reset modifications are performing loans that were modified under HAMP and have fixed interest rates for an initial five-year period followed by annual interest rate increases, of up to one percent per year, until the mortgage rate reaches the prevailing market rate at the time of modification. The outstanding unpaid principal balance of rate reset modifications in our guaranty book of business was $86.5 billion as of March 31, 2015. During the first quarter of 2015, approximately 12% of these modified loans experienced an interest rate reset to a weighted average interest rate of 3.21%. In anticipation of potential financial hardship related to interest rate increases, we have directed servicers to evaluate rate reset modifications for a re-modification if the loan is at imminent risk of default and the borrower requests a loan modification or if the loan becomes 60 days delinquent within the first 12 months after an interest rate adjustment. Additionally, for borrowers with HAMP modifications we extended “pay for performance” incentives, in the form of principal curtailment, to encourage borrowers to stay current on their mortgages after the initial interest rate reset and to reduce their monthly payments in cases where the borrower chooses to re-amortize their unpaid principal balance following receipt of the incentive. See “MD&A—Risk Management—Credit Portfolio Summary—Mortgage Rate Resets” in our 2014 Form 10-K for information on the timing of these initial interest rate resets.
There is significant uncertainty regarding the ultimate long term success of our modification efforts. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets. See “Risk Factors” in our 2014 Form 10-K for a discussion of efforts we may be required or asked to undertake and their potential effect on us.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 30 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 30: Single-Family Foreclosed Properties

	For the Three Months
	Ended March 31,
	2015	2014
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	87,063	103,229
Acquisitions by geographic area:(2)
Midwest	5,428	7,542
Northeast	4,128	3,417
Southeast	10,006	13,524
Southwest	2,387	4,097
West	2,367	3,316
Total properties acquired through foreclosure(1)	24,316	31,896
Dispositions of REO	(32,060)	(32,727)
End of period inventory of single-family foreclosed properties (REO)(1)	79,319	102,398
Carrying value of single-family foreclosed properties (dollars in millions)	$8,915	$10,492
Single-family foreclosure rate(3)	0.56%	0.73%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 10 to “Table 26: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans, as well as lengthy foreclosure timelines in a number of states, have resulted in a reduction in the number of REO acquisitions in the first quarter of 2015 as compared with the first quarter of 2014.
We continue to manage our REO inventory to appropriately manage costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. Additionally, before we market our foreclosed properties, we may choose to repair them in order to maximize the sales price and increase the likelihood that an owner occupant will purchase. The percent of properties we repair prior to marketing has increased as a result of market demand and our continued focus on stabilizing neighborhoods and increasing opportunities for owner occupants to purchase.
Table 31 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.
Table 31: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	March 31, 2015	December 31, 2014
Available-for-sale	24%	28%
Offer accepted(1)	22	17
Appraisal stage(2)	14	13
Unable to market:
Occupied status(3)	13	12
Redemption status(4)	7	7
Properties being repaired	10	13
Rental property(5)	2	2
Other	8	8
Total unable to market	40	42
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are still occupied, and for which the eviction process is not yet complete.

(4)	Properties that are within the period during which state laws allow the former mortgagor and second lien holders to redeem the property.

(5)	Properties with a tenant living in the home under our tenant in place or deed for lease programs.
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
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Loans delivered to us by DUS lenders and their affiliates represented 94% of our multifamily guaranty book of business as of March 31, 2015 and December 31, 2014.
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
Table 32 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender.
Table 32: Multifamily Lender Risk-Sharing

	As of
	March 31, 2015	December 31, 2014
Lender risk-sharing:
DUS	86%	85%
Non-DUS negotiated	3	3
No recourse to the lender	11	12
Our maximum potential loss recovery from lenders under current risk-sharing agreements represents over 20% of the unpaid principal balance of our multifamily guaranty book of business as of March 31, 2015. These risk-sharing agreements not only transfer credit risk, but also better align our interest with that of the lender.
At the time of our purchase or guarantee of multifamily mortgage loans, we and our lenders rely on sound underwriting standards, which generally include third-party appraisals and cash flow analysis. Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance.
Table 33 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.
Table 33: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	3	3	3
Original DSCR less than or equal to 1.10	9	8	7
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, loan size, and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan at the loan, property, and portfolio levels. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 3% as of March 31, 2015 and December 31, 2014. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate increased slightly from 0.05% as of December 31, 2014 to 0.09% as of March 31, 2015. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.

REO Management
Table 34 displays our held-for-sale multifamily REO activity.
Table 34: Multifamily Foreclosed Properties

	For the Three
	Months Ended
	March 31,
	2015	2014
Multifamily foreclosed properties held for sale (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	62	118
Total properties acquired through foreclosure	6	17
Transfers from held for sale(1)	(4)	(1)
Dispositions of REO	(6)	(17)
End of period inventory of multifamily foreclosed properties (REO)	58	117
Carrying value of multifamily foreclosed properties (dollars in millions)	$343	$575
________

(1)	Represents the transfer of properties between held for use and held for sale. Held for use properties are reported in our condensed consolidated balance sheets as a component of “Other assets.”
Institutional Counterparty Credit Risk Management
Institutional counterparty credit risk is the risk that our institutional counterparties may fail to fulfill their contractual obligations to us. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.
See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors” in our 2014 Form 10-K for additional information about institutional counterparty risk, including counterparty risk we face from mortgage originators, investors and dealers, from debt security dealers, from document custodians and from mortgage fraud.
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 45% of our single-family guaranty book of business as of March 31, 2015, compared with approximately 46% as of December 31, 2014. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 18% of our single-family guaranty book of business as of March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 68% of our multifamily guaranty book of business as of March 31, 2015, compared with approximately 67% as of December 31, 2014. Wells Fargo Bank, N.A. serviced over 10% of our multifamily guaranty book of business as of March 31, 2015 and December 31, 2014. As of December 31, 2014, one additional mortgage servicer, Walker & Dunlop, LLC serviced over 10% of our multifamily guaranty book of business.
We have seen an increasing shift in our single-family servicing book from depository financial institution servicers to non-depository servicers. As of March 31, 2015, 19% of our total single-family guaranty book of business, including 55% of our delinquent single-family loans, were serviced by our five largest non-depository servicers, compared with 18% of our total single-family guaranty book of business, including 48% of our delinquent single-family loans as of March 31, 2014. Certain of these servicers’ growth in recent years is due to acquisitions from both depository and other non-depository servicers. The shift from depository to non-depository servicers poses additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, the rapid expansion of these servicers’ servicing portfolios results in increased operational risk, which could negatively impact their ability to effectively manage their servicing portfolios. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risk of our reliance on servicers.
Some of our loans are serviced by subsidiaries and/or affiliates of Ocwen Financial Corporation (“Ocwen”). Ocwen has been the subject of regulatory scrutiny and actions, as well as rating agency downgrades. We are working with Ocwen on the orderly transfer of a substantial portion of the servicing of our loans. As of March 31, 2015, approximately 3% of our total single-family guaranty book of business was serviced by Ocwen.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 32% of our single-family business acquisition volume in the first quarter of 2015, compared with approximately 37% in the first quarter of 2014. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 13% of our single-family business acquisition volume in the first quarter of 2015 and 2014. A number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders in recent years, resulting in a decline in our single-family mortgage seller concentration. As a result, we are acquiring a greater portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting eligibility breach. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risks to our business due to changes in the mortgage industry.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies unless the loan has become eligible for relief under our new representation and warranty framework. We refer to our demands that mortgage sellers and servicers meet these obligations collectively as repurchase requests. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers and Servicers” in our 2014 Form 10-K for a discussion of our mortgage sellers and servicers’ repurchase obligations.
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller or servicer, or a number of mortgage sellers or servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have an adverse effect on our results of operations or financial condition. As of March 31, 2015 and December 31, 2014, in estimating our allowance for loan losses, we assumed no benefit from repurchase demands due to us from mortgage sellers or servicers that, in our view, lacked the financial capacity to honor their contractual obligations. The unpaid principal balance of our outstanding repurchase requests was $1.3 billion as of March 31, 2015, compared with $1.0 billion as of December 31, 2014. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2014 Form 10-K for a discussion of our repurchase requests.
Credit Guarantors
We use various types of credit guarantors to manage our single-family mortgage credit risk, including mortgage insurers, financial guarantors, reinsurers and lenders with risk sharing.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 35 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of March 31, 2015 and December 31, 2014. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments that the counterparties are currently deferring based on the direction of their state regulators, referred to as their deferred payment obligation. Both our risk in force and our insurance in force increased in 2014 primarily due to the increase in our acquisition of loans with LTV ratios greater than 80%, which generally are required to carry mortgage insurance. As of March 31, 2015 and December 31, 2014, approximately 1% of our total risk in force mortgage insurance coverage was pool insurance and approximately 2% of our total insurance in force mortgage insurance coverage was pool insurance.
Table 35: Mortgage Insurance Coverage

	Risk in Force(1)		Insurance in Force(2)
	As of		As of		Deferred
	March 31,	December 31,	March 31,	December 31,	Payment
	2015	2014	2015	2014	Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
United Guaranty Residential Insurance Co.	$25,327	$25,018	$98,083	$96,906
Radian Guaranty, Inc.	24,348	24,284	95,929	95,845
Mortgage Guaranty Insurance Corp.	22,449	22,184	86,982	86,069
Genworth Mortgage Insurance Corp.	15,639	15,477	62,021	61,408
Essent Guaranty, Inc.	7,009	6,637	29,072	27,679
Arch Mortgage Insurance Co.	3,177	3,049	12,843	12,267
National Mortgage Insurance Corp.	663	468	7,007	6,286
Others	197	185	1,172	1,092
Total approved	98,809	97,302	393,109	387,552
Not approved:(5)
PMI Mortgage Insurance Co.(6)	5,629	5,895	22,559	23,655	30%	(7)
Republic Mortgage Insurance Co.(6)(8)	4,585	4,796	18,445	19,393	—	(8)
Triad Guaranty Insurance Corp.(6)	1,526	1,585	5,558	5,858	25%
Others	11	12	54	57
Total not approved	11,751	12,288	46,616	48,963
Total	$110,560	$109,590	$439,725	$436,515
Total as a percentage of single-family guaranty book of business	4%	4%	15%	15%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in the state of domicile as of May 7, 2015.

(4)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(5)	“Approved” mortgage insurers are counterparties approved to write new insurance with us. “Not approved” mortgage insurers are counterparties that are no longer approved to write new insurance with us.

(6)	These mortgage insurers are under various forms of supervised control by their state regulators and are in run-off.

(7)
Effective April 10, 2015, PMI increased its cash payments on policyholder claims from 67% to 70%, and subsequently paid sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 70%. It is uncertain whether PMI will be permitted in the future to pay any remaining deferred policyholder claims or increase or decrease the amount of cash they pay on claims.

(8)
Effective July 1, 2014, the terms of RMIC’s order regarding its deferred payment arrangements changed to no longer defer payments on policyholder claims and to increase its cash payments to 100%. In addition, RMIC paid us amounts equivalent to its outstanding deferred payment obligations to bring payment on our claims to 100%.

On April 17, 2015, Fannie Mae published updated eligibility standards for approved private mortgage insurers, pursuant to a directive issued by FHFA to both Fannie Mae and Freddie Mac. The new standards, effective immediately for new applicants and on December 31, 2015 for existing approved insurers, include enhanced financial requirements, including risk-based and minimum asset standards and are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. The new standards also set forth enhanced operational performance expectations and define remedial actions that may be imposed should an approved mortgage insurer fail to comply with the revised requirements. In addition, Fannie Mae and Freddie Mac established a framework and timelines for existing approved mortgage insurers to come into compliance with the new standards while they continue to insure new business eligible for delivery to us.
Although the financial condition of our primary mortgage insurer counterparties currently approved to write new business has improved in recent years, there is still risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. In addition, as shown in “Table 35: Mortgage Insurance Coverage,” three of our top mortgage insurer counterparties—PMI, RMIC and Triad—are currently under various forms of supervised control by their state regulators and are in run-off, which increases the risk that these counterparties will pay claims only in part or fail to pay claims at all under existing insurance policies.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. The amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $2.9 billion as of March 31, 2015 and $4.1 billion as of December 31, 2014.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.5 billion recorded in “Other assets” in our condensed consolidated balance sheets as of March 31, 2015 and $1.4 billion as of December 31, 2014 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $360 million as of March 31, 2015 and $269 million as of December 31, 2014 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $870 million as of March 31, 2015 and $799 million as of December 31, 2014. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of March 31, 2015 and December 31, 2014.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $4.1 billion as of March 31, 2015 and $4.6 billion as of December 31, 2014. See “Note 16, Concentrations of Credit Risk—Financial Guarantors” in our 2014 Form 10-K for a further discussion of our exposure to financial guarantors.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $19.0 billion as of March 31, 2015 and $19.2 billion as of December 31, 2014.
Reinsurers
See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Credit Guarantors—Reinsurers” in our 2014 Form 10-K for information about reinsurers.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $8.5 billion as of March 31, 2015, compared with $8.9 billion as of December 31, 2014. As of March 31, 2015 and December 31, 2014, 47% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $42.9 billion as of March 31, 2015, compared with $41.7 billion as of December 31, 2014. As of March 31, 2015 and December 31, 2014, 32% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 48% as of March 31, 2015, compared with 49% as of December 31, 2014. The percentage of recourse obligations from lender counterparties rated below investment grade was 23% as of March 31, 2015 and December 31, 2014. The percentage of remaining recourse obligations from lender counterparties that were not rated by rating agencies was 29% of as of March 31, 2015, compared with 28% as of December 31, 2014. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted above in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which consists of lenders that range from large depositories to independent non-bank financial institutions. As of March 31, 2015 and December 31, 2014 approximately 36% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $39.3 billion in deposits for single-family payments were received and held by 270 institutions during the month of March 2015 and a total of $33.2 billion in deposits for single-family payments were received and held by 269 institutions during the month of December 2014. Of these total deposits, 93% as of March 31, 2015 and December 31, 2014, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 82% of these deposits as of March 31, 2015, compared with 83% as of December 31, 2014.
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of March 2015, approximately $3.8 billion, or 10%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $2.4 billion, or 7%, during the month of December 2014. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of March 31, 2015 and December 31, 2014, we held $2.0 billion short-term unsecured deposits with two financial institutions that had short-term credit rating of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. Historically, our risk management derivative transactions have been made pursuant to bilateral contracts with a specific counterparty governed by the terms of an International Swaps and Derivatives Association Inc. master agreement. Pursuant to regulations implementing the Dodd-Frank Act that became effective in June 2013, we are required to submit certain categories of new interest rate swaps to a derivatives clearing organization. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions.
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
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Total exposure net of collateral represents the exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. As of March 31, 2015 and December 31, 2014, our total exposure net of collateral was $27 million. Most of our total exposure net of collateral consists of mortgage insurance contracts accounted for as derivatives as of March 31, 2015 and December 31, 2014.
As of March 31, 2015 and December 31, 2014, we had sixteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with all of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 9% as of March 31, 2015 and 11% as of December 31, 2014.
See “Note 9, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of March 31, 2015 and December 31, 2014.
Market Risk Management, Including Interest Rate Risk Management
We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss in value or expected future earnings that may result from changes to interest rates. Spread risk or basis risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. We describe our sources of interest rate risk exposure and our strategy for managing interest rate risk and spread risk in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” in our 2014 Form 10-K.
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
Table 36 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. In addition, Table 36 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended March 31, 2015 and 2014.
The sensitivity measures displayed in Table 36, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.
Table 36: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	March 31, 2015(2)	December 31, 2014(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.4	$0.4
-50 basis points	0.1	0.1
+50 basis points	(0.0)	(0.1)
+100 basis points	(0.1)	(0.1)
Rate slope shock:
-25 basis points (flattening)	(0.0)	0.0
+25 basis points (steepening)	0.0	(0.0)

	For the Three Months Ended March 31, 2015(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.2	$0.0	$0.0
Minimum	(0.5)	0.0	—
Maximum	1.1	0.1	0.1
Standard deviation	0.4	0.0	0.0

	For the Three Months Ended March 31, 2014(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$0.0	$0.1
Minimum	(0.5)	0.0	0.0
Maximum	0.3	0.1	0.1
Standard deviation	0.1	0.0	0.0
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. The average duration gap was 0.2 months for the three months ended March 31, 2015, which is consistent with the average duration gap for the three months ended March 31, 2014. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, convexity risk was the primary driver of the market value sensitivity of our net portfolio in those periods.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 37 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 37: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of
	March 31, 2015	December 31, 2014
	(Dollars in billions)
Before Derivatives	$(1.7)	$(1.9)
After Derivatives	(0.0)	(0.1)
Effect of Derivatives	1.7	1.8
__________

(1)	Measured on the last day of each period presented.
Liquidity Risk Management
See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2014 Form 10-K and in this report for a discussion of how we manage liquidity risk.
Operational Risk Management
See “MD&A—Risk Management—Operational Risk Management” in our 2014 Form 10-K for information on operational risks that we face and our framework for managing operational risk.

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING GUIDANCE
We identify and discuss the expected impact on our condensed consolidated financial statements of recently issued accounting guidance in “Note 1, Summary of Significant Accounting Policies.”

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

•
Our expectation that our earnings in 2015 and future years will be substantially lower than our earnings for 2014, primarily due to our expectation of substantially lower income from resolution agreements, continued declines in net interest income from our retained mortgage portfolio assets and lower credit-related income;

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

•	Our expectation that we will continue engaging in economically sensible ways to expand our offerings of credit risk transfer transactions in the future;

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $1.8 billion by June 30, 2015 for the second quarter of 2015;

•
Our expectation that we will retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

•
Our expectation that our acquisition of single-family loans with 95.01% to 97% LTV ratios will not materially affect our overall credit risk because of our expectations that (1) these loans will constitute a small portion of our acquisitions overall, although their volume will increase, and (2) our eligibility requirements for these loans will limit their effect on our overall credit risk;

•	Our expectation that our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design;

•	Our belief that Collateral Underwriter’s integration with Desktop Underwriter will enhance our lenders’ risk management and underwriting capabilities;

•	The expectation that, with the enhanced requirements FHFA announced in March 2015, NPL sales will result in favorable outcomes for borrowers and local communities;

•	Our plan to build NPL sales into a programmatic offering, and the outcome of the marketing efforts for our first bulk sale of NPL, which we began in April 2015;

•	The estimate that there will be approximately 340,000 new multifamily units completed in 2015;

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

•	Our expectation that continued decreases in the size of our retained mortgage portfolio will continue to negatively impact our net interest income and net revenues;

•	Our expectation that increases in our guaranty fee revenues will partially offset the negative impact of the decline in our retained mortgage portfolio,

•
Our expectation that our guaranty fee revenues will increase over the next several years, as loans with lower guaranty fees liquidate from our book of business and are replaced with new loans with higher guaranty fees;

•
Our expectation that the extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future and their impact on our competitive environment and guaranty fee revenues; the size, composition and quality of our guaranty book of business; the nature and volume of transactions we enter into to transfer credit risk; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio, including the pace at which we are required by our conservator to reduce the size of our portfolio and the types of assets we are required to sell; economic and housing market conditions, including changes in interest rates; our market share; and legislative and regulatory changes;

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

•
Our forecast that total originations in the U.S. single-family mortgage market in 2015 will increase from 2014 levels by approximately 14%, from an estimated $1.2 trillion in 2013 to $1.4 trillion in 2014;

•	Our forecast that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from an estimated $507 billion in 2014 to $609 billion in 2015;

•	Our expectation that the rate of home price appreciation in 2015 will be similar to the rate in 2014;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•	Our expectation that our credit losses will resume their downward trend in future quarters;

•
Our expectation that our approach to adopting the Advisory Bulletin’s charge-off provisions and our charge-offs resulting from implementing our change in accounting policy for nonaccrual loans will decrease the amount of future charge-offs on these same loans from what they otherwise would have been;

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

•
The expectations that, since all of the guaranty fee changes FHFA directed us to implement in April 2015 are small, the adjustments will not cause any material changes to our loan volume in any of the relevant loan categories and that the small changes will be revenue neutral;

•
Our expectation that we will allocate $52 million that we accrued in the first quarter of 2015, plus additional amounts to be accrued based on our new business purchases in subsequent quarters of 2015, in February 2016 to HUD’s Housing Trust Fund and Treasury’s Capital Magnet Fund;

•	Our expectation that guaranty fees collected and expenses incurred under the TCCA will continue to increase in the future;

•	Our expectation that, as we continue to reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will decrease;

•	Our belief that our liquidity contingency plan may be difficult or impossible to execute for a company of our size and in our circumstances;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our expectation that we may also use proceeds from our mortgage assets to pay our debt obligations;

•	Our expectation that we will not eliminate our deficit of core capital over statutory minimum capital;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not approach the March 31, 2015 serious delinquency rates of loans acquired in 2005 through 2008;

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

•
Our belief that the slow pace of single-family foreclosures in certain areas of the country will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense);

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

•
Our expectation, given the stressed financial condition of some of our single-family lenders, that in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them, and our expectation that, depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations;

•	Our expectation that we will not remediate the material weakness relating to our disclosure controls and procedures while we are in conservatorship;

•
Our expectation that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution; and

•
Our belief that changes or perceived changes in federal government support of our business or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations.

Forward-looking statements reflect our management’s or in some cases FHFA’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues; challenges we face in retaining and hiring qualified employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, as our conservator or as our regulator, such as changes in the type of business we do or implementation of a single GSE security; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; the volume and pace of future NPL sales and their impact on our results and serious delinquency rates; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve; changes in the structure and regulation of the financial services industry; credit availability; global political risks; natural disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and those factors described in “Risk Factors” in this report and in our 2014 Form 10-K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations” in this report.
Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in our 2014 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$23,860	$22,023
Restricted cash (includes $36,921 and $27,515, respectively, related to consolidated trusts)	41,439	32,542
Federal funds sold and securities purchased under agreements to resell or similar arrangements	20,230	30,950
Investments in securities:
Trading, at fair value	31,286	31,504
Available-for-sale, at fair value (includes $468 and $596, respectively, related to consolidated trusts)	27,732	30,654
Total investments in securities	59,018	62,158
Mortgage loans:
Loans held for sale, at lower of cost or fair value	613	331
Loans held for investment, at amortized cost:
Of Fannie Mae	265,700	272,360
Of consolidated trusts (includes $15,570 and $15,629, respectively, at fair value)	2,778,623	2,782,344
Total loans held for investment	3,044,323	3,054,704
Allowance for loan losses	(31,820)	(35,541)
Total loans held for investment, net of allowance	3,012,503	3,019,163
Total mortgage loans	3,013,116	3,019,494
Accrued interest receivable, net (includes $7,259 and $7,169, respectively, related to consolidated trusts)	7,990	8,193
Acquired property, net	9,518	10,618
Deferred tax assets, net	41,983	42,206
Other assets	20,959	19,992
Total assets	$3,238,113	$3,248,176
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,223 and $8,282, respectively, related to consolidated trusts)	$10,324	$10,232
Federal funds purchased and securities sold under agreements to repurchase	87	50
Debt:
Of Fannie Mae (includes $7,920 and $6,403, respectively, at fair value)	448,740	460,443
Of consolidated trusts (includes $21,373 and $19,483, respectively, at fair value)	2,763,891	2,761,712
Other liabilities (includes $437 and $503, respectively, related to consolidated trusts)	11,475	12,019
Total liabilities	3,234,517	3,244,456
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,082,750 shares outstanding	687	687
Accumulated deficit	(127,651)	(127,618)
Accumulated other comprehensive income	1,641	1,733
Treasury stock, at cost, 150,679,953 shares	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	3,555	3,680
Noncontrolling interest	41	40
Total equity (See Note 1: Impact of U.S. Government Support for information on our dividend obligation to Treasury)	3,596	3,720
Total liabilities and equity	$3,238,113	$3,248,176

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months
	Ended March 31,
	2015	2014
Interest income:
Trading securities	$115	$127
Available-for-sale securities	376	440
Mortgage loans (includes $24,622 and $25,954, respectively, related to consolidated trusts)	27,044	28,588
Other	33	24
Total interest income	27,568	29,179
Interest expense:
Short-term debt	29	20
Long-term debt (includes $20,515 and $22,076, respectively, related to consolidated trusts)	22,472	24,421
Total interest expense	22,501	24,441
Net interest income	5,067	4,738
Benefit for credit losses	533	774
Net interest income after benefit for credit losses	5,600	5,512
Investment gains, net	342	95
Fair value losses, net	(1,919)	(1,190)
Debt extinguishment gains, net	8	—
Fee and other income	308	4,355
Non-interest (loss) income	(1,261)	3,260
Administrative expenses:
Salaries and employee benefits	351	325
Professional services	271	242
Occupancy expenses	43	50
Other administrative expenses	58	55
Total administrative expenses	723	672
Foreclosed property expense (income)	473	(262)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	382	322
Other expenses, net	3	131
Total expenses	1,581	863
Income before federal income taxes	2,758	7,909
Provision for federal income taxes	(870)	(2,584)
Net income	1,888	5,325
Other comprehensive income:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(91)	372
Other	(1)	—
Total other comprehensive (loss) income	(92)	372
Total comprehensive income attributable to Fannie Mae	$1,796	$5,697
Net income attributable to Fannie Mae	1,888	5,325
Dividends available for distribution to senior preferred stockholder (Note 10)	(1,796)	(5,692)
Net income (loss) attributable to common stockholders (Note 10)	$92	$(367)
Earnings (loss) per share:
Basic	$0.02	$(0.06)
Diluted	0.02	(0.06)
Weighted-average common shares outstanding:
Basic	5,762	5,762
Diluted	5,893	5,762

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(1,249)	$(1,321)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	296	333
Proceeds from sales of trading securities held for investment	483	486
Proceeds from maturities and paydowns of available-for-sale securities	1,232	1,446
Proceeds from sales of available-for-sale securities	2,171	35
Purchases of loans held for investment	(44,460)	(24,486)
Proceeds from repayments and sales of loans acquired as held for investment of Fannie Mae	5,348	6,217
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	124,849	80,610
Net change in restricted cash	(8,897)	4,412
Advances to lenders	(30,804)	(20,501)
Proceeds from disposition of acquired property and preforeclosure sales	5,490	6,329
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	10,720	26,225
Other, net	154	(385)
Net cash provided by investing activities	66,582	80,721
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	114,467	69,086
Payments to redeem debt of Fannie Mae	(126,608)	(117,058)
Proceeds from issuance of debt of consolidated trusts	68,943	58,216
Payments to redeem debt of consolidated trusts	(118,409)	(87,643)
Payments of cash dividends on senior preferred stock to Treasury	(1,920)	(7,191)
Other, net	31	18
Net cash used in financing activities	(63,496)	(84,572)
Net increase (decrease) in cash and cash equivalents	1,837	(5,172)
Cash and cash equivalents at beginning of period	22,023	19,228
Cash and cash equivalents at end of period	$23,860	$14,056
Cash paid during the period for:
Interest	$26,235	$26,567
Income taxes	—	425

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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2015. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of March 31, 2015. As of March 31, 2015, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
Based on the terms of the senior preferred stock, we paid Treasury a dividend of $1.9 billion on March 31, 2015 based on our net worth of $3.7 billion as of December 31, 2014 less the applicable capital reserve of $1.8 billion. We expect to pay

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Treasury an additional dividend of $1.8 billion by June 30, 2015 based on our net worth of $3.6 billion as of March 31, 2015 less the applicable capital reserve amount of $1.8 billion. The capital reserve amount was $2.4 billion for dividend periods in 2014. The capital reserve amount will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the three months ended March 31, 2015 may not necessarily be indicative of the results for the year ending December 31, 2015. The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2015 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), filed with the SEC on February 20, 2015.
Changes in Accounting Principle—Nonaccrual Loans
Effective January 1, 2015, we changed our policy for the treatment of interest previously accrued but not collected at the date both single-family and multifamily loans are placed on nonaccrual status. Specifically, interest previously accrued but not collected will be reversed through interest income at the date a loan is placed on nonaccrual status. Previously, when a loan was placed on nonaccrual status, interest previously accrued but not collected became part of each loan’s recorded investment and was reviewed either individually or collectively for impairment.
We also changed our policy for when a non-modified single-family loan is returned to accrual status. Effective January 1, 2015, a non-modified single-family loan will be returned to accrual status at the point that the borrower brings the loan current. Previously, a non-modified single-family loan was returned to accrual status at the point that the borrower had made sufficient payments to reduce the delinquency status below our nonaccrual threshold of 60 days past due.
We have concluded that these changes in accounting principle are preferable as we align our nonaccrual policy with industry practice. This alignment increases comparability of our financial statements to these entities, resulting in improved financial reporting.
As these changes to our nonaccrual policy were not material to our financial statements, we wrote off the accrued interest receivable balance on our nonaccrual loans, as well as the corresponding allowance that related to that interest, as an adjustment to current period provision for loan losses and did not retrospectively adjust the condensed consolidated financial statements for this change.
Change in Accounting Principle—Loans Held for Sale
Effective January 1, 2015, we changed our policy for calculating the lower of cost or fair value adjustment on loans that have been designated as held for sale (“HFS”). Specifically, our lower of cost or fair value calculation will be performed at an individual loan level on the date of re-designation (if previously held for investment (“HFI”)) and for all subsequent periods in which a loan is classified as HFS. Previously, the initial lower of cost or fair value adjustment on the date of re-designation was calculated at a loan level whereas the subsequent lower of cost or fair value adjustments were calculated at a pool level.
We have concluded that this change in accounting policy is preferable as it will align the unit of account that is used for both the initial and subsequent lower of cost or market measurements on our HFS portfolio. Additionally, by performing the lower of cost or fair value calculation at the loan level, the adjustment will be calculated on a more disaggregated basis.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

As this change in accounting policy is not material to our financial statements, we recorded the impact of this change in accounting principle as an adjustment to current period fair value losses and did not retrospectively adjust the consolidated financial statements for this change.
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA, and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $142.2 billion as of March 31, 2015 and December 31, 2014.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2015, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of Fannie Mae and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties.
Our administrative expenses were reduced by $16 million and $17 million for the three months ended March 31, 2015 and 2014, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three months ended March 31, 2015, we did not make any tax payments to the Internal Revenue Service (“IRS”), a bureau of Treasury. We made tax payments of $425 million during the three months ended March 31, 2014. We received a refund of $135 million from the IRS during the three months ended March 31, 2015 for income tax adjustments related to tax years 2004 through 2006.
Under the temporary credit and liquidity facilities (“TCLF”) program, we had $342 million and $390 million outstanding, which includes principal and interest, of standby credit and liquidity support as of March 31, 2015 and December 31, 2014, respectively. Under the new issue bond (“NIB”) program, we had $4.2 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of March 31, 2015 and December 31, 2014. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of March 31, 2015, there had been no losses of principal or interest under the TCLF program or the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $382 million and $322 million in TCCA fees during the three months ended March 31, 2015 and 2014, respectively, of which $382 million had not been remitted to Treasury as of March 31, 2015.
In connection with the GSE Act, and for the three months ended March 31, 2015, we accrued, but have not yet paid, $18 million in expenses in connection with our funding obligation to Treasury’s Capital Magnet Fund. These expense accruals, which are classified in “Other expenses, net”, were measured as a portion of the product of 4.2 basis points and the unpaid principal balance of total new business purchases for the three months ended March 31, 2015.
As of March 31, 2015 and December 31, 2014, we held Freddie Mac mortgage-related securities with a fair value of $7.0 billion and $6.9 billion, respectively. We recognized interest income on these securities held by us of $61 million and $78 million for the three months ended March 31, 2015 and 2014, respectively. In addition, Freddie Mac may be an investor in

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
The Housing and Economic Recovery Act of 2008 authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $28 million for the three months ended March 31, 2015 and 2014.
Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company, to operate a common securitization platform. During the three months ended March 31, 2015, we contributed $13 million of capital into CSS, and we made no contributions for the three months ended March 31, 2014. No other transactions outside of normal business activities have occurred between us and Freddie Mac during the three months ended March 31, 2015 or 2014.
Use of Estimates
Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments and other assets and liabilities, recoverability of our deferred tax assets and allowance for loan losses. Actual results could be different from these estimates.
In April 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”), which prescribes, among other things, classification of loans by risk category and provides guidance on when a loan should be charged off. The provisions of the Advisory Bulletin led us to re-evaluate our estimate of when a loan is deemed uncollectible. For the vast majority of our delinquent single-family loans, we will continue to charge-off the loan at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale). For a relatively small subset of delinquent loans deemed to be uncollectible prior to foreclosure based upon our historical data, we charge off the portion of the loan (including preforeclosure property taxes and insurance receivable that pertain to such loans) deemed to be uncollectible prior to the date of foreclosure or other liquidation event, which given our current credit analytics and historical data, is when the loans are excessively delinquent and the outstanding loan balance exceeds the fair value of the underlying property. This change in estimate resulted in the recognition on January 1, 2015 of (1) $1.8 billion in charge-offs of HFI loans, (2) $724 million in charge-offs of preforeclosure property taxes and insurance receivable and (3) a reduction to our allowance for loan losses and our allowance for preforeclosure property taxes and insurance receivable in amounts equal to charge-offs recognized in connection with HFI loans and preforeclosure property taxes and insurance receivable. We continue to enhance our data collection and analysis efforts to further refine our loss estimates as we obtain incremental information on the performance of our loans.
Fee and Other Income
Fee and other income includes transaction fees, technology fees, multifamily fees and other miscellaneous income. During the three months ended March 31, 2014, we recognized $4.1 billion in “Fee and other income” in our condensed consolidated statements of operations and comprehensive income resulting from settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us. There were no settlement agreements resolving PLS lawsuits during the three months ended March 31, 2015.
New Accounting Guidance
Effective January 1, 2015, we prospectively adopted guidance issued by the FASB clarifying when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan. The adoption of this guidance resulted in a clarification to our policy to align our definition of when we have taken physical possession of real estate with the new guidance; however it did not impact the timing of derecognition of loan receivable and

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

recognition of real estate property in our financial statements. The new guidance also requires us to disclose the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. See “Note 3, Mortgage Loans” for additional information regarding the disclosure required upon adoption of this guidance.
Effective January 1, 2015, we prospectively adopted guidance issued by the FASB related to the classification of government guaranteed mortgage loans upon foreclosure. The impact of the adoption was not material to the condensed consolidated balance sheets.
In February 2015, the FASB issued guidance regarding consolidation of legal entities such as limited partnerships, limited liability corporations and securitization structures. The guidance removes the specialized consolidation model surrounding limited partnerships and similar entities and amends the requirements that such entities must meet to qualify as voting interest entities. In addition, the guidance eliminates certain of the conditions for evaluating whether fees paid to a decision maker or service provider represent a variable interest. The new guidance is effective for us on January 1, 2016 with early adoption permitted. We are currently evaluating the potential impact of the new guidance on our consolidated financial statements.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae securities	$4,818	$4,790
Non-Fannie Mae securities	6,938	7,073
Total trading securities	11,756	11,863
Available-for-sale securities:
Fannie Mae securities	4,939	5,043
Non-Fannie Mae securities	20,458	22,776
Total available-for-sale securities	25,397	27,819
Other assets	107	111
Other liabilities	(871)	(1,440)
Net carrying amount	$36,389	$38,353
Maximum exposure to loss	$42,479	$45,311
Total assets of unconsolidated mortgage-backed trusts	$253,415	$253,554
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
The total assets of our unconsolidated limited partnership investments were $5.7 billion and $5.8 billion as of March 31, 2015 and December 31, 2014, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended March 31, 2015 and 2014, the unpaid principal balance of portfolio securitizations was $48.9 billion and $32.5 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of March 31, 2015, the unpaid principal balance of retained interests was $6.1 billion and its related fair value was $7.5 billion. The unpaid principal balance of retained interests was $6.3 billion and its related fair value was $7.6 billion as of December 31, 2014. For the three months ended March 31, 2015 and 2014, the principal and interest received on retained interests was $350 million and $340 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.7 billion and $1.8 billion as of March 31, 2015 and December 31, 2014, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report the carrying value of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in our condensed consolidated statements of operations and comprehensive income. We report the recorded investment of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable.
For purposes of the single-family mortgage loan disclosures below, we define “primary” class as mortgage loans that are not included in other loan classes; “government” class as mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A; and “other” class as loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans, that are neither government nor Alt-A.
The following table displays the carrying value of our mortgage loans as of March 31, 2015 and December 31, 2014.

	As of
	March 31, 2015			December 31, 2014
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$258,350	$2,558,761	$2,817,111	$262,116	$2,569,884	$2,832,000
Multifamily	20,714	170,302	191,016	23,255	164,045	187,300
Total unpaid principal balance of mortgage loans	279,064	2,729,063	3,008,127	285,371	2,733,929	3,019,300
Cost basis and fair value adjustments, net	(12,775)	49,584	36,809	(12,705)	48,440	35,735
Allowance for loan losses for loans held for investment	(29,873)	(1,947)	(31,820)	(33,117)	(2,424)	(35,541)
Total mortgage loans	$236,416	$2,776,700	$3,013,116	$239,549	$2,779,945	$3,019,494
During the three months ended March 31, 2015 and 2014, we redesignated loans with a carrying value of $330 million and $2.2 billion, respectively, from HFI to HFS. There were no sales of loans during the three months ended March 31, 2015. We sold loans with an unpaid principal balance of $1.0 billion during the three months ended March 31, 2014.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $32.3 billion as of March 31, 2015. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
Nonaccrual Policy
We discontinue accruing interest on loans when we believe collectability of principal or interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. We generally place a multifamily loan on nonaccrual status when the loan is deemed to be individually impaired, unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured.
Effective January 1, 2015, we changed our policy for the treatment of interest previously accrued but not collected at the date both single-family and multifamily loans are placed on nonaccrual status. Specifically, interest previously accrued but not collected will be reversed through interest income at the date a loan is placed on nonaccrual status. Previously, when a loan was placed on nonaccrual status, interest previously accrued but not collected became part of the loan’s recorded investment and was reviewed either individually or collectively for impairment.
We also changed our policy for when a non-modified single-family loan is returned to accrual status. Effective January 1, 2015, a non-modified single-family loan will be returned to accrual status at the point that the borrower brings the loan

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

current. Previously, a non-modified single-family loan was returned to accrual status at the point that the borrower had made sufficient payments to reduce their delinquency status below our nonaccrual threshold of 60 days past due. We did not change our policy for returning modified single-family loans to accrual status. We return modified single-family loans to accrual status at the point that the borrower successfully makes all required payments during the trial period (generally three to four months) and modification is made permanent.
See “Note 1, Summary of Significant Accounting Policies” for additional information on such changes in accounting policy.
Changes to our nonaccrual policy were limited to those described above. For most single-family loans, we continue to recognize interest income for loans on nonaccrual status when cash is received. However, if a single-family loan was charged off prior to foreclosure, all payments received are applied on a cost recovery basis to reduce principal on the mortgage loan. We stop applying the cost recovery approach on those single-family loans when they are brought current either through borrower payments or modification and there has been a sufficient performance period to demonstrate that the borrower has the ability and intent to make the remaining payments on their mortgage loans.
For multifamily loans, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan unless the loan is determined to be well secured. We generally return a multifamily loan to accrual status and stop applying the cost recovery approach when the borrower cures the delinquency of the loan or we otherwise determine that the loan is well secured such that collectability is reasonably assured.
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class as of March 31, 2015 and December 31, 2014, excluding loans for which we have elected the fair value option.

	As of March 31, 2015
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$25,087	$7,045	$34,166	$66,298	$2,582,073	$2,648,371	$56	$41,132
Government(2)	54	18	298	370	44,211	44,581	298	—
Alt-A	3,743	1,321	9,429	14,493	93,801	108,294	7	10,743
Other	1,347	446	3,103	4,896	37,397	42,293	7	3,534
Total single-family	30,231	8,830	46,996	86,057	2,757,482	2,843,539	368	55,409
Multifamily(3)	98	N/A	135	233	192,795	193,028	—	807
Total	$30,329	$8,830	$47,131	$86,290	$2,950,277	$3,036,567	$368	$56,216

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of December 31, 2014
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,130	$8,396	$38,248	$75,774	$2,580,446	$2,656,220	$55	$46,556
Government(2)	63	26	305	394	44,927	45,321	305	—
Alt-A	4,094	1,414	11,603	17,111	95,650	112,761	8	13,007
Other	1,520	516	3,763	5,799	38,460	44,259	6	4,259
Total single-family	34,807	10,352	53,919	99,078	2,759,483	2,858,561	374	63,822
Multifamily(3)	60	N/A	89	149	189,084	189,233	—	823
Total	$34,867	$10,352	$54,008	$99,227	$2,948,567	$3,047,794	$374	$64,645
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages which, due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator as of March 31, 2015 and December 31, 2014, excluding loans for which we have elected the fair value option.

	As of
	March 31, 2015(1)			December 31, 2014(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value ratio:(2)
Less than or equal to 80%	$2,126,305	$58,557	$21,584	$2,156,165	$60,851	$22,558
Greater than 80% and less than or equal to 90%	270,619	14,661	5,756	261,709	15,151	6,046
Greater than 90% and less than or equal to 100%	154,066	12,135	5,023	140,778	12,490	5,236
Greater than 100% and less than or equal to 110%	43,305	8,503	3,692	43,014	8,998	3,900
Greater than 110% and less than or equal to 120%	23,264	5,707	2,517	23,439	6,033	2,615
Greater than 120% and less than or equal to 125%	7,445	2,000	848	7,529	2,114	904
Greater than 125%	23,367	6,731	2,873	23,586	7,124	3,000
Total	$2,648,371	$108,294	$42,293	$2,656,220	$112,761	$44,259
__________

(1)
Excludes $44.6 billion and $45.3 billion as of March 31, 2015 and December 31, 2014, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market loan-to-value (“LTV”) ratio.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the total recorded investment in our multifamily HFI loans by credit quality indicator as of March 31, 2015 and December 31, 2014, excluding loans for which we have elected the fair value option.

	As of
	March 31,	December 31,
	2015	2014
	(Dollars in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$186,052	$182,079
Special Mention	3,015	3,070
Substandard	3,953	3,842
Doubtful	8	242
Total	$193,028	$189,233
_________

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Individually Impaired Loans
Individually impaired loans include troubled debt restructurings (“TDRs”), acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total unpaid principal balance, recorded investment and related allowance as of March 31, 2015 and December 31, 2014, and average recorded investment and interest income recognized for the three months ended March 31, 2015 and 2014, for individually impaired loans.

	As of
	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$122,873	$116,908	$18,954	$125,960	$120,221	$20,327	$309
Government	282	286	58	281	285	46	12
Alt-A	33,719	30,954	6,935	35,492	32,816	7,778	136
Other	13,896	13,165	2,715	14,667	13,947	3,049	38
Total single-family	170,770	161,313	28,662	176,400	167,269	31,200	495
Multifamily	1,210	1,217	146	1,230	1,241	175	6
Total individually impaired loans with related allowance recorded	171,980	162,530	28,808	177,630	168,510	31,375	501

With no related allowance recorded:(1)
Single-family:
Primary	18,139	16,349	—	16,704	14,876	—	—
Government	60	55	—	61	57	—	—
Alt-A	4,737	3,881	—	3,993	3,119	—	—
Other	1,540	1,358	—	1,240	1,056	—	—
Total single-family	24,476	21,643	—	21,998	19,108	—	—
Multifamily	511	513	—	565	568	—	—
Total individually impaired loans with no related allowance recorded	24,987	22,156	—	22,563	19,676	—	—
Total individually impaired loans(2)	$196,967	$184,686	$28,808	$200,193	$188,186	$31,375	$501

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31,
	2015			2014
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$117,721	$1,034	$104	$123,465	$1,094	$140
Government	282	3	—	238	3	—
Alt-A	31,491	251	17	34,337	270	28
Other	13,416	94	7	14,910	103	11
Total single-family	162,910	1,382	128	172,950	1,470	179
Multifamily	1,229	3	—	2,086	23	—
Total individually impaired loans with related allowance recorded	164,139	1,385	128	175,036	1,493	179

With no related allowance recorded:(1)
Single-family:
Primary	16,249	247	41	12,646	185	48
Government	59	1	—	93	1	—
Alt-A	3,736	44	7	2,520	41	10
Other	1,301	18	2	891	11	2
Total single-family	21,345	310	50	16,150	238	60
Multifamily	541	1	—	1,826	20	—
Total individually impaired loans with no related allowance recorded	21,886	311	50	17,976	258	60
Total individually impaired loans(2)	$186,025	$1,696	$178	$193,012	$1,751	$239
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $181.9 billion and $185.2 billion as of March 31, 2015 and December 31, 2014, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $705 million and $716 million as of March 31, 2015 and December 31, 2014, respectively.

(3)
Total single-family interest income recognized of $1.7 billion for the three months ended March 31, 2015 consists of $1.4 billion of contractual interest and $276 million of effective yield adjustments. Total single-family interest income recognized of $1.7 billion for the three months ended March 31, 2014 consists of $1.4 billion of contractual interest and $275 million of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended March 31, 2015 and 2014, the average term extension of a single-family

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

modified loan was 161 months and 159 months, respectively, and the average interest rate reduction was 0.77 and 1.23 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	21,407	$2,945	28,842	$4,110
Government	74	8	62	8
Alt-A	2,789	438	4,396	740
Other	590	108	1,038	219
Total single-family	24,860	3,499	34,338	5,077
Multifamily	3	5	6	34
Total troubled debt restructurings	24,863	$3,504	34,344	$5,111
The following table displays the number of loans and our recorded investment in these loans at the time of payment default for the three months ended March 31, 2015 and 2014 for loans that were restructured in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended March 31,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	6,723	$1,003	8,598	$1,310
Government	20	3	18	2
Alt-A	1,153	203	1,444	260
Other	304	66	504	115
Total single-family	8,200	1,275	10,564	1,687
Multifamily	2	4	4	14
Total TDRs that subsequently defaulted	8,202	$1,279	10,568	$1,701
4. Allowance for Loan Losses
Our allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our allowance for loan losses, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and any applicable cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale.

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
We identify multifamily loans for evaluation for impairment through a credit risk assessment process. If we determine that a multifamily loan is individually impaired, we generally measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property. We establish a collective loss reserve for all loans in our multifamily guaranty book of business that are not individually impaired using an internal model that applies loss factors to loans in similar risk categories. Our loss factors are developed based on our historical default and loss severity experience.
The following table displays changes in single-family, multifamily and total allowance for loan losses for the three months ended March 31, 2015 and 2014.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31,
	2015			2014
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$32,956	$2,221	$35,177	$40,202	$3,105	$43,307
Provision (benefit) for loan losses(1)	205	(147)	58	(882)	38	(844)
Charge-offs(2)(5)	(5,328)	(19)	(5,347)	(1,447)	(101)	(1,548)
Recoveries	614	8	622	320	71	391
Transfers(3)	359	(359)	—	420	(420)	—
Other(4)	953	51	1,004	133	9	142
Ending balance	$29,759	$1,755	$31,514	$38,746	$2,702	$41,448
Multifamily allowance for loan losses:
Beginning balance	$161	$203	$364	$319	$220	$539
Benefit for loan losses(1)	(37)	(13)	(50)	(12)	(16)	(28)
Charge-offs(2)(5)	(15)	—	(15)	(51)	—	(51)
Other(4)	5	2	7	2	1	3
Ending balance	$114	$192	$306	$258	$205	$463
Total allowance for loan losses:
Beginning balance	$33,117	$2,424	$35,541	$40,521	$3,325	$43,846
Provision (benefit) for loan losses(1)	168	(160)	8	(894)	22	(872)
Charge-offs(2)(5)	(5,343)	(19)	(5,362)	(1,498)	(101)	(1,599)
Recoveries	614	8	622	320	71	391
Transfers(3)	359	(359)	—	420	(420)	—
Other(4)	958	53	1,011	135	10	145
Ending balance	$29,873	$1,947	$31,820	$39,004	$2,907	$41,911
__________

(1)	Provision (benefit) for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

(2)
While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)	Amounts represent changes in other loss reserves which are offset by amounts reflected in benefit for credit losses, charge-offs and recoveries.

(5)
Includes for the three months ended March 31, 2015 charge-offs of (1) $1.8 billion in HFI loans and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin and (2) $1.1 billion in accrued interest receivable that were charged-off in connection with the our adoption of a change in accounting principle related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of March 31, 2015 and December 31, 2014.

	As of
	March 31, 2015			December 31, 2014
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$28,662	$146	$28,808	$31,200	$175	$31,375
Collectively reserved loans	2,852	160	3,012	3,977	189	4,166
Total allowance for loan losses	$31,514	$306	$31,820	$35,177	$364	$35,541

Recorded investment in loans by segment:
Individually impaired loans(1)	$182,956	$1,730	$184,686	$186,377	$1,809	$188,186
Collectively reserved loans	2,660,583	191,298	2,851,881	2,672,184	187,424	2,859,608
Total recorded investment in loans	$2,843,539	$193,028	$3,036,567	$2,858,561	$189,233	$3,047,794
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	March 31, 2015	December 31, 2014
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$4,959	$4,940
Freddie Mac	1,723	1,369
Ginnie Mae	214	166
Alt-A private-label securities	833	920
Subprime private-label securities	876	1,307
CMBS	2,478	2,515
Mortgage revenue bonds	742	722
Other mortgage-related securities	94	99
Total mortgage-related securities	11,919	12,038
U.S. Treasury securities	19,367	19,466
Total trading securities	$31,286	$31,504

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses.

	For the Three
	Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Net trading gains	$36	$145
Net trading gains recognized in the period related to securities still held at period end	29	135
Available-for-Sale Securities
We measure available-for-sale (AFS) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Three
	Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Gross realized gains	$400	$3
Gross realized losses	7	2
Total proceeds(1)	2,112	35
__________

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations.

The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of March 31, 2015
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$5,086	$336	$—	$(15)	$5,407
Freddie Mac	4,842	415	—	—	5,257
Ginnie Mae	398	60	—	—	458
Alt-A private-label securities	3,649	819	(4)	—	4,464
Subprime private-label securities	3,572	1,045	—	(9)	4,608
CMBS	1,318	52	—	—	1,370
Mortgage revenue bonds	3,344	226	(8)	(2)	3,560
Other mortgage-related securities	2,421	187	—	—	2,608
Total	$24,630	$3,140	$(12)	$(26)	$27,732

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
__________

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments as well as net other-than-temporary impairments (“OTTI”) recognized in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of March 31, 2015
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$188	$(13)	$525
Alt-A private-label securities	(2)	100	(2)	30
Subprime private-label securities	—	—	(9)	184
Mortgage revenue bonds	(2)	55	(8)	86
Total	$(6)	$343	$(32)	$825

	As of December 31, 2014
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$113	$(19)	$627
Alt-A private-label securities	(2)	171	(13)	112
Subprime private-label securities	—	—	(24)	460
Mortgage revenue bonds	(2)	47	(11)	155
Other mortgage-related securities	—	8	(136)	1,021
Total	$(4)	$339	$(203)	$2,375
Other-Than-Temporary Impairments
We recognized $170 million and $51 million of OTTI for the three months ended March 31, 2015 and 2014, respectively, which are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income. During the first three months ended March 31, 2015, other-than-temporary impairments were primarily driven by a change in our intent to sell certain securities. As a result, we recognized the entire difference between the amortized cost basis of these securities and their fair value as OTTI.
The following table displays the modeled attributes, including default rates and severities, which were used to determine as of March 31, 2015 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2015
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$105	$108	$758	$115	$296
Weighted average collateral default(1)	25.9%	24.9%	8.1%	16.5%	11.0%
Weighted average collateral severities(2)	54.7	55.0	44.3	38.0	33.7
Weighted average voluntary prepayment rates(3)	8.0	9.6	13.4	9.4	11.0
Average credit enhancement(4)	38.8	3.6	11.3	24.3	10.1
2005:
Unpaid principal balance	$7	$440	$689	$131	$508
Weighted average collateral default(1)	44.0%	30.0%	17.9%	26.2%	15.5%
Weighted average collateral severities(2)	65.0	54.2	46.0	54.1	39.2
Weighted average voluntary prepayment rates(3)	3.9	7.7	10.0	8.5	10.0
Average credit enhancement(4)	59.5	6.8	0.7	28.1	6.1
2006:
Unpaid principal balance	$5,850	$318	$363	$653	$786
Weighted average collateral default(1)	46.0%	36.3%	21.9%	23.3%	10.1%
Weighted average collateral severities(2)	63.3	35.5	53.2	37.2	38.4
Weighted average voluntary prepayment rates(3)	2.4	6.8	8.3	7.9	13.2
Average credit enhancement(4)	15.3	—	0.1	1.5	—
2007 & After:
Unpaid principal balance	$322	$—	$—	$—	$—
Weighted average collateral default(1)	43.2%	N/A	N/A	N/A	N/A
Weighted average collateral severities(2)	20.7	N/A	N/A	N/A	N/A
Weighted average voluntary prepayment rates(3)	1.4	N/A	N/A	N/A	N/A
Average credit enhancement(4)	19.6	N/A	N/A	N/A	N/A
Total:
Unpaid principal balance	$6,284	$866	$1,810	$899	$1,590
Weighted average collateral default(1)	45.5%	31.7%	14.6%	22.8%	12.0%
Weighted average collateral severities(2)	61.1	46.4	47.8	40.1	37.9
Weighted average voluntary prepayment rates(3)	2.5	7.6	11.0	8.1	11.8
Average credit enhancement(4)	15.9	3.9	5.0	8.3	3.8
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
The following table displays activity related to the unrealized credit loss component on debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Balance, beginning of period	$5,260	$7,904
Additions for the credit component on debt securities for which OTTI was not previously recognized	—	1
Additions for the credit component on debt securities for which OTTI was previously recognized	4	39
Reductions for securities no longer in portfolio at period end	(1,093)	(53)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(1,369)	(698)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(58)	(97)
Balance, end of period	$2,744	$7,096
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments, as of March 31, 2015. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of March 31, 2015
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$5,086	$5,407	$—	$—	$253	$264	$208	$226	$4,625	$4,917
Freddie Mac	4,842	5,257	—	—	260	274	444	485	4,138	4,498
Ginnie Mae	398	458	—	—	1	1	59	67	338	390
Alt-A private-label securities	3,649	4,464	—	—	—	—	—	—	3,649	4,464
Subprime private-label securities	3,572	4,608	—	—	—	—	—	—	3,572	4,608
CMBS	1,318	1,370	—	—	1,244	1,296	—	—	74	74
Mortgage revenue bonds	3,344	3,560	14	14	106	108	272	274	2,952	3,164
Other mortgage-related securities	2,421	2,608	—	—	—	—	34	38	2,387	2,570
Total	$24,630	$27,732	$14	$14	$1,864	$1,943	$1,017	$1,090	$21,735	$24,685
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees as of March 31, 2015 and December 31, 2014.

	As of
	March 31, 2015			December 31, 2014
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$16,703	$209	$9,576	$17,184	$214	$9,775
Other guaranty arrangements(3)	18,254	158	4,431	18,781	168	4,447
Total	$34,957	$367	$14,007	$35,965	$382	$14,222
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 13, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements, long-term standby commitments, and our commitment under the TCLF program.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $769 million and $797 million as of March 31, 2015 and December 31, 2014, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held for sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property, and the related valuation allowance, for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Beginning balance — Acquired property	$11,442	$12,307
Additions	2,935	3,772
Disposals	(4,029)	(3,335)
Ending balance — Acquired property	10,348	12,744
Beginning balance — Valuation allowance	(824)	(686)
Increase in valuation allowance	(6)	(98)
Ending balance — Valuation allowance	(830)	(784)
Ending balance — Acquired property, net	$9,518	$11,960

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of March 31, 2015 and December 31, 2014.

	As of
	March 31, 2015		December 31, 2014
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$87	—%	$50	—%

Short-term debt of Fannie Mae	$99,349	0.14%	$105,012	0.11%
Debt of consolidated trusts	1,463	0.12	1,560	0.09
Total short-term debt	$100,812	0.14%	$106,572	0.11%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We periodically use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of March 31, 2015 and December 31, 2014. We had no borrowings outstanding from this line of credit as of March 31, 2015.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of March 31, 2015 and December 31, 2014.

	As of
	March 31, 2015			December 31, 2014
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2015 - 2030	$170,531	2.44%	2015 - 2030	$173,010	2.41%
Medium-term notes(2)	2015 - 2025	116,246	1.44	2015 - 2024	114,556	1.42
Foreign exchange notes and bonds	2021 - 2028	590	5.37	2021 - 2028	619	5.44
Other	2015 - 2038	31,555	4.57	2015 - 2038	32,322	4.63
Total senior fixed		318,922	2.29		320,507	2.29
Senior floating:
Medium-term notes(2)	2015 - 2019	18,419	0.18	2015 - 2019	24,469	0.15
Connecticut Avenue Securities(3)	2023 - 2025	7,530	3.10	2023 - 2024	6,041	2.97
Other(4)	2020 - 2037	391	7.89	2020 - 2037	363	8.71
Total senior floating		26,340	1.10		30,873	0.81
Subordinated debentures	2019	3,940	9.84	2019	3,849	9.93
Secured borrowings(5)	2021 - 2022	189	1.91	2021 - 2022	202	1.90
Total long-term debt of Fannie Mae(6)		349,391	2.29		355,431	2.24
Debt of consolidated trusts(4)	2015 - 2054	2,762,428	2.91	2015 - 2054	2,760,152	3.02
Total long-term debt		$3,111,819	2.84%		$3,115,583	2.93%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)
Credit risk sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans to the investors in these securities. Connecticut Avenue Securities are reported at fair value.

(4)	Represents structured debt instruments that are reported at fair value.

(5)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(6)
Reported amounts include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $3.6 billion and $4.1 billion as of March 31, 2015 and December 31, 2014, respectively.

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
We recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted to the extent a legal right of offset exists and is enforceable by law at the counterparty level and are inclusive of the right or obligation associated with the cash collateral posted or received, are recorded in “Other assets” or “Other liabilities” in our condensed consolidated balance sheets. See “Note 15, Fair Value” for additional information on derivatives recorded at fair value. We present cash flows from derivatives as operating activities in our condensed consolidated statements of cash flows.
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015				As of December 31, 2014
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$17,739	$114	$144,469	$(9,424)	$41,965	$733	$123,557	$(7,125)
Receive-fixed	141,195	5,508	97,104	(516)	67,629	4,486	157,272	(1,302)
Basis	1,769	156	9,100	(3)	5,769	123	7,100	(2)
Foreign currency	328	132	260	(48)	344	144	273	(30)
Swaptions:
Pay-fixed	7,625	52	21,700	(79)	11,100	57	26,525	(175)
Receive-fixed	—	—	23,275	(968)	750	96	29,525	(816)
Other(1)	1,060	27	12	(1)	1,071	28	12	(1)
Total gross risk management derivatives	169,716	5,989	295,920	(11,039)	128,628	5,667	344,264	(9,451)
Accrued interest receivable (payable)	—	917	—	(1,232)	—	749	—	(1,013)
Netting adjustment(2)	—	(5,626)	—	12,036	—	(5,186)	—	10,194
Total net risk management derivatives	$169,716	$1,280	$295,920	$(235)	$128,628	$1,230	$344,264	$(270)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$10,387	$51	$1,493	$(4)	$6,157	$28	$428	$—
Forward contracts to purchase mortgage-related securities	59,334	341	6,748	(14)	43,533	223	6,112	(8)
Forward contracts to sell mortgage-related securities	8,548	20	91,558	(549)	4,886	4	57,910	(336)
Total mortgage commitment derivatives	$78,269	$412	$99,799	$(567)	$54,576	$255	$64,450	$(344)
Derivatives at fair value	$247,985	$1,692	$395,719	$(802)	$183,204	$1,485	$408,714	$(614)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

__________

(1)
Includes futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $6.6 billion and $5.3 billion as of March 31, 2015 and December 31, 2014, respectively. Cash collateral received was $161 million and $245 million as of March 31, 2015 and December 31, 2014, respectively.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position was $3.1 billion and $2.6 billion as of March 31, 2015 and December 31, 2014, respectively, for which we posted collateral of $2.9 billion and $2.4 billion in the normal course of business as of March 31, 2015 and December 31, 2014, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $230 million and $269 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of March 31, 2015 and December 31, 2014, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivative contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three months ended March 31, 2015 and 2014.

	For the Three Months
	Ended March 31,
	2015	2014
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(3,069)	$(2,118)
Receive-fixed	1,847	1,465
Basis	32	35
Foreign currency	(29)	21
Swaptions:
Pay-fixed	91	(99)
Receive-fixed	(159)	(42)
Other	2	(3)
Accrual of periodic settlements:
Pay-fixed interest-rate swaps	(931)	(903)
Receive-fixed interest-rate swaps	692	691
Other	10	13
Total risk management derivatives fair value losses, net	$(1,514)	$(940)
Mortgage commitment derivatives fair value losses, net	(239)	(345)
Total derivatives fair value losses, net	$(1,753)	$(1,285)

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
See “Note 14, Netting Arrangements” for information on our rights to offset assets and liabilities.
10. Earnings (Loss) Per Share
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
The following table displays the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
	(Dollars and shares in millions, except per share amounts)
Net income attributable to Fannie Mae	$1,888	$5,325
Dividends available for distribution to senior preferred stockholder(1)	(1,796)	(5,692)
Net income (loss) attributable to common stockholders	$92	$(367)
Weighted-average common shares outstanding—Basic(2)	5,762	5,762
Convertible preferred stock	131	—
Weighted-average common shares outstanding—Diluted(2)	5,893	5,762
Earnings (loss) per share:
Basic	$0.02	$(0.06)
Diluted	0.02	(0.06)
__________

(1)
Dividends available for distribution for the three months ended March 31, 2015 and 2014 (relating to the dividend period for the three months ended June 30, 2015 and 2014) were calculated based on our net worth as of March 31, 2015 and 2014 less the applicable capital reserve.

(2)
Includes 4.6 billion for the three months ended March 31, 2015 and 2014 of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2015 and 2014.

11. Segment Reporting
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
The following tables display our business segment financial results for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$9	$(31)	$1,602	$3,216		$271	(3)	$5,067
Benefit for credit losses	478	55	—	—		—		533
Net interest income after benefit for credit losses	487	24	1,602	3,216		271		5,600
Guaranty fee income (expense)(4)	3,040	340	(227)	(1,562)	(5)	(1,560)	(5)	31	(5)
Investment gains (losses), net	—	9	1,509	(202)		(974)	(6)	342
Fair value (losses) gains, net	(4)	—	(1,970)	(2)		57	(7)	(1,919)
Debt extinguishment gains, net	—	—	2	6		—		8
(Losses) gains from partnership investments(8)	(5)	212	—	—		—		207
Fee and other income (expense)	172	51	55	(79)		78		277
Administrative expenses	(484)	(88)	(151)	—		—		(723)
Foreclosed property (expense) income	(485)	12	—	—		—		(473)
TCCA fees(4)	(382)	—	—	—		—		(382)
Other (expenses) income	(227)	(7)	(2)	—		26		(210)
Income before federal income taxes	2,112	553	818	1,377		(2,102)		2,758
Provision for federal income taxes	(581)	(70)	(219)	—		—		(870)
Net income attributable to Fannie Mae	$1,531	$483	$599	$1,377		$(2,102)		$1,888

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(48)	$(22)	$1,830	$2,698		$280	(3)	$4,738
Benefit for credit losses	745	29	—	—		—		774
Net interest income after benefit for credit losses	697	7	1,830	2,698		280		5,512
Guaranty fee income (expense)(4)	2,870	311	(246)	(1,427)	(5)	(1,463)	(5)	45	(5)
Investment gains (losses), net	—	3	1,285	(58)		(1,135)	(6)	95
Fair value (losses) gains, net	(5)	—	(1,337)	48		104	(7)	(1,190)
Debt extinguishment (losses) gains, net	—	—	(7)	7		—		—
Gains from partnership investments(8)	—	45	—	—		—		45
Fee and other income (expense)	144	24	4,133	(76)		85		4,310
Administrative expenses	(450)	(73)	(149)	—		—		(672)
Foreclosed property income	257	5	—	—		—		262
TCCA fees(4)	(322)	—	—	—		—		(322)
Other expenses	(155)	(1)	(8)	—		(12)		(176)
Income before federal income taxes	3,036	321	5,501	1,192		(2,141)		7,909
(Provision) benefit for federal income taxes	(927)	9	(1,666)	—		—		(2,584)
Net income attributable to Fannie Mae	$2,109	$330	$3,835	$1,192		$(2,141)		$5,325
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

12. Equity
The following table displays the activity in other comprehensive income (“OCI”), net of tax, by major categories for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net income	$1,888	$5,325
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on AFS securities (net of tax of $13 and $184, respectively)	24	340
Reclassification adjustment for OTTI recognized in net income (net of tax of $60 and $18, respectively)	110	33
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $121 and $-, respectively)	(225)	(1)
Other	(1)	—
Total other comprehensive (loss) income	(92)	372
Total comprehensive income	$1,796	$5,697
The following table displays our accumulated other comprehensive income (“AOCI”) by major categories as of March 31, 2015 and December 31, 2014.

	As of
	March 31,	December 31,
	2015	2014
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$667	$592
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	1,363	1,529
Prior service cost and actuarial losses, net of amortization, net of tax	(359)	(358)
Other losses	(30)	(30)
Accumulated other comprehensive income	$1,641	$1,733

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The table below displays changes in AOCI, net of tax.

	For the Three Months Ended March 31,
	2015			2014
	AFS(1)	Other(2)	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$2,121	$(388)	$1,733	$1,627	$(424)	$1,203
OCI before reclassifications	24	—	24	340	—	340
Amounts reclassified from OCI	(115)	(1)	(116)	32	—	32
Net OCI	(91)	(1)	(92)	372	—	372
Ending balance	$2,030	$(389)	$1,641	$1,999	$(424)	$1,575
__________

(1)
The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investments gains, net” in our condensed consolidated statements of operations and comprehensive income.

(2)
The amounts reclassified from AOCI represent activity from our defined benefit pension plans, which is recorded in “Salaries and employee benefits” in our condensed consolidated statements of operations and comprehensive income.

13. Concentrations of Credit Risk
Risk Characteristics of our Book of Business
We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in our retained mortgage portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans 90 days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market loan-to-value (“LTV”) ratios.
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of loans, based on unpaid principal balance, that are 60 days or more past due, and other loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, current debt service coverage ratio (“DSCR”) below 1.0 and high original and current estimated LTV ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
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
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of March 31, 2015 and December 31, 2014.

	As of
	March 31, 2015(1)			December 31, 2014(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.11%	0.33%	1.87%	1.27%	0.38%	1.99%
Percentage of single-family conventional loans(4)	1.26	0.36	1.78	1.47	0.43	1.89

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	March 31, 2015(1)		December 31, 2014(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	5%	10.43%	5%	10.98%
Geographical distribution:
California	20	0.66	20	0.70
Florida	6	3.91	6	4.42
Illinois	4	2.20	4	2.36
New Jersey	4	5.62	4	5.78
New York	5	4.04	5	4.17
All other states	61	1.43	61	1.52
Product distribution:
Alt-A	4	7.41	4	7.77
Vintages:
2005	3	5.94	3	6.18
2006	3	9.14	3	9.61
2007	4	10.34	4	10.79
2008	2	6.05	2	6.27
All other vintages	88	0.85	88	0.88
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of March 31, 2015 and December 31, 2014.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2015 and December 31, 2014.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	March 31, 2015(1)(2)		December 31, 2014(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.03%	0.09%	0.04%	0.05%

	As of
	March 31, 2015(1)		December 31, 2014(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	3%	0.55%	3%	0.31%
Less than or equal to 80%	97	0.08	97	0.04
Current debt service coverage ratio less than 1.0(5)	3	1.27	3	0.83
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of March 31, 2015 and December 31, 2014 excluding loans that have been defeased.

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

Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers are also obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 45% of our single-family guaranty book of business as of March 31, 2015, compared with 46% as of December 31, 2014. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 68% of our multifamily guaranty book of business as of March 31, 2015, compared with approximately 67% as of December 31, 2014.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in an increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $110.6 billion and $109.6 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2015 and December 31, 2014, respectively, which represented 4% of our single-family guaranty book of business as of March 31, 2015 and December 31,

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

2014. Our primary mortgage insurance coverage risk in force was $109.8 billion and $108.7 billion as of March 31, 2015 and December 31, 2014, respectively. Our pool mortgage insurance coverage risk in force was $806 million and $852 million as of March 31, 2015 and December 31, 2014, respectively. Our top four mortgage insurance companies provided 79% of our mortgage insurance as of March 31, 2015 and December 31, 2014.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $11.7 billion, or 11%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2015.
Effective April 10, 2015, PMI increased its cash payments on policyholder claims from 67% to 70%, and subsequently paid sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 70%. It is uncertain whether PMI will be permitted in the future to pay any remaining deferred policyholder claims or increase or decrease the amount of cash they pay on claims.
Although the financial condition of our mortgage insurer counterparties currently approved to write new business has improved in recent years, there is still risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of our mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our results of operations, liquidity, financial condition and net worth.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. As of March 31, 2015 and December 31, 2014, the amount by which our estimated benefit from mortgage insurance reduced our total loss reserves as of these dates was $2.9 billion and $4.1 billion, respectively.
We had outstanding receivables of $1.5 billion recorded in “Other assets” in our condensed consolidated balance sheets as of March 31, 2015 and $1.4 billion as of December 31, 2014 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $360 million as of March 31, 2015 and $269 million as of December 31, 2014 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $870 million as of March 31, 2015 and $799 million as of December 31, 2014. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of March 31, 2015 and December 31, 2014.
For information on credit risk associated with our derivative transactions and repurchase agreements refer to “Note 9, Derivative Instruments” and “Note 14, Netting Arrangements.”

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

14. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The table below displays information related to derivatives, securities purchased under agreements to resell or similar arrangements, and securities sold under agreements to repurchase or similar arrangements, which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$5,705	$(5,705)	$—		$—	$—	$—
Cleared risk management derivatives	1,174	79	1,253		—	—	1,253
Mortgage commitment derivatives	412	—	412		(227)	(3)	182
Total derivative assets	7,291	(5,626)	1,665	(4)	(227)	(3)	1,435
Securities purchased under agreements to resell or similar arrangements(5)	39,180	—	39,180		—	(39,180)	—
Total assets	$46,471	$(5,626)	$40,845		$(227)	$(39,183)	$1,435
Liabilities:
OTC risk management derivatives	$(8,658)	$8,424	$(234)		$—	$—	$(234)
Cleared risk management derivatives	(3,612)	3,612	—		—	—	—
Mortgage commitment derivatives	(567)	—	(567)		227	—	(340)
Total derivative liabilities	(12,837)	12,036	(801)	(4)	227	—	(574)
Securities sold under agreements to repurchase or similar arrangements	(87)	—	(87)		—	87	—
Total liabilities	$(12,924)	$12,036	$(888)		$227	$87	$(574)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of December 31, 2014
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$5,461	$(5,428)	$33		$—	$(33)	$—
Cleared risk management derivatives	927	242	1,169		—	—	1,169
Mortgage commitment derivatives	255	—	255		(116)	(7)	132
Total derivative assets	6,643	(5,186)	1,457	(4)	(116)	(40)	1,301
Securities purchased under agreements to resell or similar arrangements(5)	47,550	—	47,550		—	(47,550)	—
Total assets	$54,193	$(5,186)	$49,007		$(116)	$(47,590)	$1,301
Liabilities:
OTC risk management derivatives	$(7,836)	$7,567	$(269)		$—	$—	$(269)
Cleared risk management derivatives	(2,627)	2,627	—		—	—	—
Mortgage commitment derivatives	(344)	—	(344)		116	—	(228)
Total derivative liabilities	(10,807)	10,194	(613)	(4)	116	—	(497)
Securities sold under agreements to repurchase or similar arrangements	(50)	—	(50)		—	50	—
Total liabilities	$(10,857)	$10,194	$(663)		$116	$50	$(497)
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

(3)
Represents collateral posted or received that has neither been recognized nor offset in our condensed consolidated balance sheets. Does not include collateral held in excess of our exposure. The fair value of non-cash collateral accepted for OTC risk management derivatives was $5 million and $51 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $39.3 billion and $47.6 billion, of which $31.9 billion and $41.9 billion could be sold or repledged as of March 31, 2015 and December 31, 2014, respectively. None of the underlying collateral was sold or repledged as of March 31, 2015 or December 31, 2014. The fair value of non-cash collateral we pledged for securities sold under agreements to repurchase was $87 million and $50 million as of March 31, 2015 and December 31, 2014, respectively, which the counterparty was permitted to sell or repledge.

(4)
Excludes derivative assets of $27 million and $28 million as of March 31, 2015 and December 31, 2014, respectively, and derivative liabilities of $1 million as of March 31, 2015 and December 31, 2014, recognized in our condensed consolidated balance sheets that are not subject to enforceable master netting arrangements.

(5)
Includes $19.0 billion and $16.6 billion of securities purchased under agreements to resell or similar arrangements classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

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
15.  Fair Value
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of March 31, 2015 and December 31, 2014.

	Fair Value Measurements as of March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$4,957	$2	$—	$4,959
Freddie Mac	—	1,723	—	—	1,723
Ginnie Mae	—	214	—	—	214
Alt-A private-label securities	—	261	572	—	833
Subprime private-label securities	—	—	876	—	876
CMBS	—	2,478	—	—	2,478
Mortgage revenue bonds	—	—	742	—	742
Other	—	—	94	—	94
Non-mortgage-related securities:
U.S. Treasury securities	19,367	—	—	—	19,367
Total trading securities	19,367	9,633	2,286	—	31,286
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	5,202	205	—	5,407
Freddie Mac	—	5,252	5	—	5,257
Ginnie Mae	—	458	—	—	458
Alt-A private-label securities	—	1,978	2,486	—	4,464
Subprime private-label securities	—	—	4,608	—	4,608
CMBS	—	1,370	—	—	1,370
Mortgage revenue bonds	—	—	3,560	—	3,560
Other	—	1	2,607	—	2,608
Total available-for-sale securities	—	14,261	13,471	—	27,732
Mortgage loans of consolidated trusts	—	13,760	1,810	—	15,570
Other assets:
Risk management derivatives:
Swaps	—	6,666	161	—	6,827
Swaptions	—	52	—	—	52
Other	—	—	27	—	27
Netting adjustment	—	—	—	(5,626)	(5,626)
Mortgage commitment derivatives	—	385	27	—	412
Total other assets	—	7,103	215	(5,626)	1,692
Total assets at fair value	$19,367	$44,757	$17,782	$(5,626)	$76,280

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$7,529	$391	$—	$7,920
Total of Fannie Mae	—	7,529	391	—	7,920
Of consolidated trusts	—	20,826	547	—	21,373
Total long-term debt	—	28,355	938	—	29,293
Other liabilities:
Risk management derivatives:
Swaps	—	11,078	145	—	11,223
Swaptions	—	1,047	—	—	1,047
Other	—	—	1	—	1
Netting adjustment	—	—	—	(12,036)	(12,036)
Mortgage commitment derivatives	—	564	3	—	567
Total other liabilities	—	12,689	149	(12,036)	802
Total liabilities at fair value	$—	$41,044	$1,087	$(12,036)	$30,095

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

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income for Level 3 assets and liabilities for the three months ended March 31, 2015 and 2014. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2015
		Total (Losses) or Gains (Realized/Unrealized)										Net Unrealized (Losses) Gains Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2015(5)
	Balance, December 31, 2014	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, March 31, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$305	$(27)		$—	$—	$—	$—	$—	$(278)	$2	$2	$(19)
Alt-A private-label securities	597	8		—	—	—	—	(17)	(44)	28	572	8
Subprime private-label securities	1,307	1		—	—	(398)	—	(34)	—	—	876	107
Mortgage revenue bonds	722	35		—	—	(12)	—	(3)	—	—	742	33
Other	99	(2)		—	—	—	—	(3)	—	—	94	(2)
Total trading securities	$3,030	$15	(6)(7)	$—	$—	$(410)	$—	$(57)	$(322)	$30	$2,286	$127	(6)(7)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$239	$(34)	$—	$—	$—	$—	$205	$—
Freddie Mac	6	—		—	—	—	—	—	(1)	—	5	—
Alt-A private-label securities	3,140	101		(78)	—	(556)	—	(124)	(310)	313	2,486	—
Subprime private-label securities	5,240	180		(101)	—	(565)	—	(146)	—	—	4,608	—
Mortgage revenue bonds	4,023	23		52	—	(162)	—	(376)	—	—	3,560	—
Other	2,671	(138)		140	—	—	—	(66)	—	—	2,607	—
Total available-for-sale securities	$15,080	$166	(6)(8)	$13	$239	$(1,317)	$—	$(712)	$(311)	$313	$13,471	$—

Mortgage loans of consolidated trusts	$1,833	$34	(6)(7)	$—	$3	$—	$—	$(77)	$(57)	$74	$1,810	$19	(6)(7)
Net derivatives	45	27	(7)	—	—	—	—	(6)	—	—	66	39	(7)
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	$(28)		$—	$—	$—	$—	$—	$—	$—	$(391)	$(28)
Of consolidated trusts	(527)	(13)		—	—	—	—	9	50	(66)	(547)	(12)
Total long-term debt	$(890)	$(41)	(7)	$—	$—	$—	$—	$9	$50	$(66)	$(938)	$(40)	(7)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2014
		Total (Losses) or Gains or (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2014(5)
	Balance, December 31, 2013	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, March 31, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$42	$(1)		$—	$—	$—	$—	$(2)	$(39)	$—	$—	$—
Freddie Mac	2	—		—	—	—	—	—	(2)	—	—	—
Alt-A private-label securities	618	19		—	—	—	—	(16)	(76)	110	655	17
Subprime private-label securities	1,448	76		—	—	—	—	(71)	—	—	1,453	76
Mortgage revenue bonds	565	40		—	—	—	—	(4)	—	—	601	40
Other	99	5		—	—	—	—	(2)	—	—	102	5
Total trading securities	$2,774	$139	(7)	$—	$—	$—	$—	$(95)	$(117)	$110	$2,811	$138	(7)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$7	$—		$—	$—	$—	$—	$—	$(2)	$—	$5	$—
Freddie Mac	8	—		—	—	—	—	—	—	—	8	—
Alt-A private-label securities	3,791	13		73	—	—	—	(88)	(609)	390	3,570	—
Subprime private-label securities	7,068	33		219	—	—	—	(290)	—	—	7,030	—
Mortgage revenue bonds	5,253	(20)		193	—	(19)	—	(401)	—	—	5,006	—
Other	2,885	3		41	—	—	—	(85)	—	—	2,844	—
Total available-for-sale securities	$19,012	$29	(6)(8)	$526	$—	$(19)	$—	$(864)	$(611)	$390	$18,463	$—

Mortgage loans of consolidated trusts	$2,704	$25	(6)(7)	$—	$24	$—	$—	$(81)	$(148)	$84	$2,608	$11	(6)(7)
Net derivatives	(40)	30	(7)	—	—	—	—	(12)	(1)	—	(23)	11	(7)
Long-term debt:
Of Fannie Mae:
Senior floating	$(955)	$(90)		$—	$—	$—	$(750)	$20	$1,465	$—	$(310)	$(44)
Of consolidated trusts	(518)	(1)		—	—	—	—	18	19	(24)	(506)	(1)
Total long-term debt	$(1,473)	$(91)	(7)	$—	$—	$—	$(750)	$38	$1,484	$(24)	$(816)	$(45)	(7)
__________

(1)
Gains (losses) included in other comprehensive income are included in “Changes in unrealized gains on AFS, net of reclassification adjustments and taxes” in the condensed consolidated statements of operations and comprehensive income.

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

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(7)	Gains (losses) are included in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.

The following table displays valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	Fair Value Measurements as of March 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$2	Other
Alt-A private-label securities(3)	95	Single Vendor	Default Rate (%)	8.8			8.8
			Prepayment Speed (%)	2.3			2.3
			Severity (%)	82.2			82.2
			Spreads (bps)	281.2			281.2
	78	Consensus	Default Rate (%)	4.7	-	14.2	6.3
			Prepayment Speed (%)	2.5	-	13.2	4.3
			Severity (%)	36.4	-	46.5	38.1
			Spreads (bps)	230.0	-	253.6	249.6
	372	Consensus
	27	Other
Total Alt-A private-label securities	572
Subprime private-label securities(3)	322	Consensus	Default Rate (%)	4.3	-	9.8	5.9
			Prepayment Speed (%)	2.0	-	3.3	2.4
			Severity (%)	65.0	-	95.0	82.9
			Spreads (bps)	255.0			255.0
	281	Consensus
	121	Discounted Cash Flow	Default Rate (%)	5.4			5.4
			Prepayment Speed (%)	2.2			2.2
			Severity (%)	60.7			60.7
			Spreads (bps)	255.0			255.0
	152	Other
Total subprime private-label securities	876
Mortgage revenue bonds	723	Discounted Cash Flow	Spreads (bps)	27.5	-	323.4	253.1
	19	Other
Total mortgage revenue bonds	742
Other	94	Single Vendor	Spreads (bps)	383.4			383.4
Total trading securities	$2,286

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$210	Other
Alt-A private-label securities(3)	266	Single Vendor	Default Rate (%)	1.7	-	10.4	4.7
			Prepayment Speed (%)	0.4	-	9.1	4.5
			Severity (%)	34.4	-	94.9	60.7
			Spreads (bps)	190.1	-	330.0	246.5
	784	Consensus	Default Rate (%)	0.0	-	15.2	4.3
			Prepayment Speed (%)	0.2	-	34.4	12.0
			Severity (%)	15.9	-	95.0	65.3
			Spreads (bps)	144.9	-	230.0	225.8
	795	Consensus
	224	Dealer Mark
	243	Discounted Cash Flow	Default Rate (%)	1.8	-	5.4	3.0
			Prepayment Speed (%)	6.2	-	15.2	9.4
			Severity (%)	35.0	-	64.0	54.6
			Spreads (bps)	188.0	-	348.5	296.8
	174	Other
Total Alt-A private-label securities	2,486
Subprime private-label securities(3)	286	Single Vendor
	2,362	Consensus	Default Rate (%)	1.0	-	91.8	6.6
			Prepayment Speed (%)	0.1	-	21.5	2.4
			Severity (%)	28.0	-	95.0	82.8
			Spreads (bps)	145.0	-	255.0	208.9
	1,233	Consensus
	232	Dealer Mark	Default Rate (%)	8.5	-	9.0	8.8
			Prepayment Speed (%)	1.8	-	2.0	1.9
			Severity (%)	77.8	-	95.0	86.9
			Spreads (bps)	205.0			205.0
	247	Dealer Mark
	248	Other
Total subprime private-label securities	4,608
Mortgage revenue bonds	1,365	Single Vendor	Spreads (bps)	10.0	-	466.6	71.3
	229	Single Vendor
	267	Dealer Mark	Spreads (bps)	197.2	-	316.1	299.0
	1,517	Discounted Cash Flow	Spreads (bps)	10.0	-	396.6	244.6
	182	Other
Total mortgage revenue bonds	3,560
Other	713	Consensus	Default Rate (%)	0.0	-	5.0	4.2
			Prepayment Speed (%)	3.0	-	14.2	4.3
			Severity (%)	0.0	-	95.0	61.1
			Spreads (bps)	205.0	-	428.3	289.2
	206	Consensus
	364	Dealer Mark	Default Rate (%)	5.0			5.0
			Prepayment Speed (%)	3.0			3.0
			Severity (%)	85.0			85.0
			Spreads (bps)	245.4	-	410.5	299.6

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	473	Dealer Mark
	600	Discounted Cash Flow	Default Rate (%)	0.0	-	1.8	0.0
			Prepayment Speed (%)	0.0	-	8.0	0.0
			Severity (%)	0.0	-	95.0	0.2
			Spreads (bps)	230.0	-	336.0	321.8
	251	Other
Total other	2,607
Total available-for-sale securities	$13,471

	Fair Value Measurements as of March 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	$900	Build-Up	Default Rate (%)	0.0	-	98.0	14.9
			Prepayment Speed (%)	3.8	-	99.7	16.9
			Severity (%)	0.0	-	100.0	24.1
	363	Consensus
	360	Discounted Cash Flow	Default Rate (%)	0.0	-	13.3	4.6
			Prepayment Speed (%)	0.1	-	11.6	7.3
			Severity (%)	53.3	-	95.0	80.3
			Spreads (bps)	145.0	-	655.0	212.6
	4	Other
Total single-family	1,627
Multifamily	183	Build-Up	Spreads (bps)	56.0	-	340.4	146.5
Total mortgage loans of consolidated trusts	$1,810
Net derivatives	$(119)	Internal Model
	160	Dealer Mark
	25	Other
Total net derivatives	$66
Long-term debt:
Of Fannie Mae:
Senior floating	$(391)	Discounted Cash Flow
Total of Fannie Mae	(391)
Of consolidated trusts(4)	(290)	Consensus
	(156)	Discounted Cash Flow	Default Rate (%)	0.0	-	5.0	2.3
			Prepayment Speed (%)	0.1	-	100.0	30.8
			Severity (%)	60.0	-	95.0	76.9
			Spreads (bps)	66.0	-	655.0	245.8
	(101)	Other
Total of consolidated trusts	(547)
Total long-term debt	$(938)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)(4)	$153	Single Vendor	Prepayment Speed (%)	100.0			100.0
			Spreads (bps)	256.5	-	350.8	293.4
	130	Consensus	Prepayment Speed (%)	100.0			100.0
			Spreads (bps)	184.6	-	219.5	197.5
	22	Other
Total Agency	305
Alt-A private-label securities(3)	290	Single Vendor	Default Rate (%)	8.3	-	9.1	8.5
			Prepayment Speed (%)	2.9	-	3.2	3.1
			Severity (%)	79.5	-	95.0	90.4
			Spreads (bps)	267.2	-	308.2	279.4
	66	Consensus	Default Rate (%)	5.4			5.4
			Prepayment Speed (%)	7.0			7.0
			Severity (%)	48.8			48.8
			Spreads (bps)	264.8			264.8
	151	Consensus
	90	Other
Total Alt-A private-label securities	597
Subprime private-label securities(3)	422	Consensus	Default Rate (%)	3.5	-	11.8	7.2
			Prepayment Speed (%)	1.4	-	5.2	2.8
			Severity (%)	72.1	-	95.0	85.9
			Spreads (bps)	265.0			265.0
	549	Consensus
	290	Discounted Cash Flow	Default Rate (%)	4.3	-	6.2	5.2
			Prepayment Speed (%)	2.3	-	4.2	3.3
			Severity (%)	62.2	-	95.0	73.8
			Spreads (bps)	265.0	-	382.1	283.7
	46	Other
Total subprime private-label securities	1,307
Mortgage revenue bonds	161	Dealer Mark	Spreads (bps)	288.1			288.1
	540	Discounted Cash Flow	Spreads (bps)	6.0	-	318.0	263.0
	21	Other
Total mortgage revenue bonds	722
Other	99	Dealer Mark
Total trading securities	$3,030

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$6	Other
Alt-A private-label securities(3)	322	Single Vendor	Default Rate (%)	0.2	-	13.1	4.6
			Prepayment Speed (%)	0.2	-	20.5	8.2
			Severity (%)	27.8	-	89.7	61.0
			Spreads (bps)	190.0	-	315.0	264.9
	493	Single Vendor
	1,187	Consensus	Default Rate (%)	0.4	-	31.2	5.1
			Prepayment Speed (%)	0.1	-	48.9	11.0
			Severity (%)	0.2	-	95.0	59.6
			Spreads (bps)	183.8	-	240.0	236.7
	691	Consensus
	403	Discounted Cash Flow	Default Rate (%)	5.0	-	11.5	7.0
			Prepayment Speed (%)	0.5	-	8.4	3.4
			Severity (%)	35.1	-	92.4	54.2
			Spreads (bps)	188.0	-	340.0	243.4
	44	Other
Total Alt-A private-label securities	3,140
Subprime private-label securities(3)	383	Single Vendor	Default Rate (%)	2.1	-	8.3	5.5
			Prepayment Speed (%)	1.5	-	3.3	2.1
			Severity (%)	65.4	-	95.0	78.5
			Spreads (bps)	215.0	-	262.0	230.0
	2,722	Consensus	Default Rate (%)	1.5	-	37.4	6.3
			Prepayment Speed (%)	0.1	-	17.7	2.6
			Severity (%)	1.5	-	95.0	84.4
			Spreads (bps)	155.0	-	265.0	220.0
	1,755	Consensus
	317	Discounted Cash Flow	Default Rate (%)	3.0	-	12.3	7.0
			Prepayment Speed (%)	1.1	-	9.0	4.1
			Severity (%)	28.9	-	91.8	81.2
			Spreads (bps)	155.0	-	895.0	250.5
	63	Other
Total subprime private-label securities	5,240
Mortgage revenue bonds	1,504	Single Vendor	Spreads (bps)	(11.5)	-	361.5	52.7
	418	Single Vendor
	510	Dealer Mark	Spreads (bps)	222.8	-	322.1	265.9
	1,581	Discounted Cash Flow	Spreads (bps)	(11.5)	-	620.2	251.4
	10	Other
Total mortgage revenue bonds	4,023
Other	337	Single Vendor	Default Rate (%)	1.7	-	5.0	4.4
			Prepayment Speed (%)	3.0	-	9.3	3.8
			Severity (%)	4.0	-	94.6	69.6
			Spreads (bps)	263.1	-	427.2	291.5
	720	Consensus	Default Rate (%)	0.1	-	6.6	3.9
			Prepayment Speed (%)	3.0	-	30.4	4.8
			Severity (%)	0.4	-	95.0	62.4
			Spreads (bps)	215.0	-	481.4	320.6
	1,215	Dealer Mark
	399	Other
Total other	2,671
Total available-for-sale securities	$15,080

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	$934	Build-Up	Default Rate (%)	0.0	-	99.0	14.9
			Prepayment Speed (%)	3.6	-	99.8	16.3
			Severity (%)	3.4	-	100.0	23.7
	279	Consensus
	402	Discounted Cash Flow	Default Rate (%)	2.7	-	13.1	5.5
			Prepayment Speed (%)	0.1	-	13.5	7.5
			Severity (%)	35.5	-	95.0	61.3
			Spreads (bps)	155.0	-	665.0	227.4
	39	Other
Total single-family	1,654
Multifamily	179	Build-Up	Spreads (bps)	59.0	-	323.4	137.3
Total mortgage loans of consolidated trusts	$1,833
Net derivatives	$(107)	Internal Model
	150	Dealer Mark
	2	Other
Total net derivatives	$45
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	Discounted Cash Flow
Of consolidated trusts(4)	(219)	Consensus
	(205)	Discounted Cash Flow	Default Rate (%)	2.7	-	11.9	4.0
			Prepayment Speed (%)	0.1	-	100.0	33.4
			Severity (%)	35.5	-	95.0	54.6
			Spreads (bps)	88.0	-	665.0	249.4
	(103)	Other
Total of consolidated trusts	(527)
Total long-term debt	$(890)
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

(4)
Includes instruments for which the prepayment speed as disclosed represents the estimated annualized rate of prepayment after all prepayment penalty provisions have expired and also instruments for which prepayment speed as disclosed represents the estimated rate of prepayment over the remaining life of the instrument.

In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014. We held $7 million and $93 million Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014, respectively.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014. The significant unobservable inputs related to these techniques primarily relate to

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements (Level 3) as of
	Valuation Techniques	March 31, 2015	December 31, 2014
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$202	$110
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	13,540	16,654
	Consensus	271	—
Of consolidated trusts	Other	20	60
Total single-family mortgage loans held for investment, at amortized cost		13,831	16,714
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	83	45
	Asset Manager Estimate	557	580
	Other	11	—
Total multifamily mortgage loans held for investment, at amortized cost		651	625
Acquired property, net:
Single-family	Accepted Offers	873	864
	Appraisals	1,194	1,509
	Walk Forwards	800	1,173
	Internal Model	967	1,045
	Other	172	191
Total single-family		4,006	4,782
Multifamily	Accepted Offers	13	—
	Broker Price Opinions	35	127
	Other	—	13
Total multifamily		48	140
Other assets	Other	27	45
Total nonrecurring assets at fair value		$18,765	$22,416
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of March 31, 2015, these methodologies comprised approximately 71% of our valuations, while accepted offers comprised approximately 25% of our valuations. Based on the number of properties measured as of December 31, 2014, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 19% of our valuations.
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
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of March 31, 2015 and December 31, 2014. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of March 31, 2015
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$65,299	$46,349	$18,950	$—	$—	$65,299
Federal funds sold and securities purchased under agreements to resell or similar arrangements	20,230	—	20,230	—	—	20,230
Trading securities	31,286	19,367	9,633	2,286	—	31,286
Available-for-sale securities	27,732	—	14,261	13,471	—	27,732
Mortgage loans held for sale	613	—	153	567	—	720
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	235,827	—	31,127	214,493	—	245,620
Of consolidated trusts	2,776,676	—	2,644,458	204,706	—	2,849,164
Mortgage loans held for investment	3,012,503	—	2,675,585	419,199	—	3,094,784
Advances to lenders	6,361	—	5,901	443	—	6,344
Derivative assets at fair value	1,692	—	7,103	215	(5,626)	1,692
Guaranty assets and buy-ups	201	—	—	599	—	599
Total financial assets	$3,165,917	$65,716	$2,751,816	$436,780	$(5,626)	$3,248,686

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$87	$—	$87	$—	$—	$87
Short-term debt:
Of Fannie Mae	99,349	—	99,361	—	—	99,361
Of consolidated trusts	1,463	—	—	1,463	—	1,463
Long-term debt:
Of Fannie Mae	349,391	—	363,358	994	—	364,352
Of consolidated trusts	2,762,428	—	2,830,632	22,826	—	2,853,458
Derivative liabilities at fair value	802	—	12,689	149	(12,036)	802
Guaranty obligations	367	—	—	1,536	—	1,536
Total financial liabilities	$3,213,887	$—	$3,306,127	$26,968	$(12,036)	$3,321,059

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $3.5 billion as of March 31, 2015 and $3.3 billion as of December 31, 2014. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above was $310.2 billion as of March 31, 2015 and $314.0 billion as of December 31, 2014.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Fair Value Option
We elected the fair value option for our credit risk sharing debt securities issued under our CAS series and certain loans of consolidated trusts that contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from such instruments.
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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of March 31, 2015 and December 31, 2014.

	As of
	March 31, 2015			December 31, 2014
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$15,570	$7,920	$21,373	$15,629	$6,403	$19,483
Unpaid principal balance	14,817	7,803	19,364	15,001	6,512	17,810
__________

(1)
Includes nonaccrual loans with a fair value of $235 million and $240 million as of March 31, 2015 and December 31, 2014, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2015 and December 31, 2014 was $68 million and $75 million, respectively. Includes loans that are 90 days or more past due with a fair value of $261 million and $271 million as of March 31, 2015 and December 31, 2014, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2015 and December 31, 2014 was $74 million and $78 million, respectively.

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015			2014
	Loans	Long-Term Debt	Total Losses	Loans	Long-Term Debt	Total (Losses)Gains
	(Dollars in millions)
Changes in instrument-specific credit risk	$(12)	$(193)	$(205)	$9	$(51)	$(42)
Other changes in fair value	167	(188)	(21)	123	(116)	7
Fair value gains (losses), net	$155	$(381)	$(226)	$132	$(167)	$(35)

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
16.  Commitments and Contingencies
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
(UNAUDITED)

2008 Class Action Lawsuits and Related Proceedings
In re Fannie Mae 2008 Securities Litigation
In a consolidated amended complaint filed in 2009 in the U.S. District Court for the Southern District of New York, lead plaintiffs Massachusetts Pension Reserves Investment Management Board and Boston Retirement Board (for common shareholders) and Tennessee Consolidated Retirement System (for preferred shareholders) alleged that we, certain of our former officers, and certain of our underwriters violated Sections 12(a)(2) and 15 of the Securities Act of 1933. Lead plaintiffs also alleged that we, certain of our former officers, and our outside auditor, violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs sought various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief.
On July 15, 2014, the parties reached an agreement in principle to settle the litigation. On March 3, 2015, the court granted final approval of the settlement and entered an order and judgment effecting the settlement. The settlement amount did not materially impact our results of operations or financial condition. The time for filing an appeal has expired, and this matter is concluded with respect to Fannie Mae.
In re 2008 Fannie Mae ERISA Litigation
In a consolidated complaint filed in 2009 in the U.S. District Court for the Southern District of New York, plaintiffs alleged that certain of our current and former officers and directors, including members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors during the relevant time periods, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purported to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. Plaintiffs sought unspecified damages, attorneys’ fees and other fees and costs, and injunctive and other equitable relief.
On October 31, 2014, we reached an agreement in principle with plaintiffs that would resolve this matter on behalf of all parties. The proposed settlement amount did not impact our results of operations or financial condition. On April 17, 2015, plaintiffs filed a motion for preliminary approval of the settlement, which the court granted on May 5, 2015.
Comprehensive Investment Services v. Mudd
This individual securities action was originally filed on May 13, 2009, by plaintiff Comprehensive Investment Services, Inc. against certain of our former officers and directors, and certain of our underwriters in the U.S. District Court for the Southern District of Texas. On July 7, 2009, this case was transferred to the U.S. District Court for the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on May 11, 2011 against us, certain of our former officers, and certain of our underwriters. The amended complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. Plaintiff sought relief in the form of rescission, actual damages, punitive damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief.
On February 26, 2015, Fannie Mae and plaintiff reached an agreement in principle to settle the litigation. The settlement amount did not materially impact our results of operations or financial condition. As a result of the settlement and at the request of the parties, the court dismissed the case with prejudice on April 28, 2015.
Smith v. Fannie Mae
This individual securities action was originally filed on February 25, 2010, by plaintiff Edward Smith against us, certain of our former officers, and certain of our underwriters, in the U.S. District Court for the Central District of California. On April 12, 2010, this case was transferred to the U.S. District Court for the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on April 19, 2011, which alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff sought relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages.
On December 9, 2014, Fannie Mae and plaintiff reached an agreement in principle to settle the litigation. The settlement amount did not materially impact our results of operations or financial condition. As a result of the settlement and at the request of the parties, the court dismissed the case with prejudice on April 27, 2015.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2015, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2015 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2015 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2015 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2015 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2015 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2015 (“First Quarter 2015 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2015 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the First Quarter 2015 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2015 Form 10-Q and had no objection to our filing the First Quarter 2015 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since December 31, 2014 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2014 Form 10-K. We also provide information regarding material legal proceedings in “Note 16, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. Except for matters that have been settled, we presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2014 Form 10-K. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
FHFA Private-Label Mortgage-Related Securities Litigation
As we disclosed in our 2014 Form 10-K in “Legal Proceedings,” in the third quarter of 2011, FHFA, as conservator, filed sixteen lawsuits on behalf of both Fannie Mae and Freddie Mac against various financial institutions, their officers and affiliated and unaffiliated underwriters that were responsible for marketing and selling private-label mortgage-related securities to us. Fourteen of these lawsuits were resolved during 2013 and 2014, and two remain pending.
One of the remaining lawsuits is against Nomura Holding America Inc. and certain related entities and individuals, and is pending in the U.S. District Court for the Southern District of New York. The other remaining lawsuit is against The Royal Bank of Scotland Group PLC and certain related entities and individuals, and is pending in the U.S. District Court for the District of Connecticut. Both lawsuits were filed on September 2, 2011. These two remaining lawsuits seek to recover losses we and Freddie Mac incurred on the private-label mortgage-related securities the defendants sold to us and Freddie Mac. The lawsuits allege that the defendants violated federal and state securities laws by making material misstatements and omissions regarding the characteristics of the loans underlying the securities in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac. The complaints seek, among other things, rescission and recovery of consideration paid for the securities at issue in the lawsuits and interest.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and August 2014, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia and the U.S. District Court for the Southern District of Iowa against the United States, Treasury and/or FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, as well as to FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury during conservatorship. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases pending before that court. The plaintiffs in each of the dismissed cases have filed a notice of appeal. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 3, 2015, the U.S. District Court for the Southern District of Iowa dismissed the single case pending before it. The matters where Fannie Mae is a named defendant are described below or in “Note 16, Commitments and Contingencies.”
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
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2014 Form 10-K. This section supplements and updates that discussion. For a complete understanding of the subject, you should read both together. Please also refer to “MD&A—Risk Management” in this report and in our 2014 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. In addition to the risks we discuss below and in our 2014 Form 10-K, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.
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
In 2011, the Administration released a report to Congress on ending the conservatorships of the GSEs and reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae and Freddie Mac’s role in the market and ultimately wind down both institutions. The report also addresses three options for a reformed housing finance system. The report does not state whether or how the existing infrastructure or human capital of Fannie Mae may be used in the establishment of such a reformed system. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In August 2013, the White House released a paper confirming that a core principle of the Administration’s housing policy priorities is to wind down Fannie Mae and Freddie Mac through a responsible transition. In January 2015, the White House reaffirmed the Administration’s view that housing finance reform should include ending Fannie Mae and Freddie Mac’s business model. Administration officials have also publicly stated on several occasions that the passage of housing finance reform legislation is the only responsible way to end the conservatorships of Fannie Mae and Freddie Mac.
In the last Congress, members of Congress considered several bills to reform the housing finance system, including bills that, among other things, would require Fannie Mae and Freddie Mac to be wound down after a period of time and place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being wound down. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress or FHFA may also consider legislation or regulation aimed at increasing the competition we face or reducing our market share. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Business—Housing Finance Reform” in our 2014 Form 10-K for more information about the Administration’s report and paper, and Congressional proposals regarding housing finance reform.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended March 31, 2015, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2015.
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
Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, in 2012 the terms of the senior preferred stock purchase agreement and the senior preferred stock were amended to ultimately require the payment of our entire net worth to Treasury. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” in our 2014 Form 10-K.
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

Date: May 7, 2015

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: May 7, 2015

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

18.1	Letter from Deloitte & Touche LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle for Nonaccrual Loans
18.2	Letter from Deloitte & Touche LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle for Loans Held for Sale
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

*	The financial information contained in these XBRL documents is unaudited.

E-1

FR022