Form 10-Q
period 2015-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2015-08-06
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 30, 2015, there were 1,158,082,750 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Credit Statistics, Single-Family Guaranty Book of Business	5
2	Single-Family Acquisitions Statistics	7
3	Summary of Condensed Consolidated Results of Operations	18
4	Analysis of Net Interest Income and Yield	19
5	Rate/Volume Analysis of Changes in Net Interest Income	21
6	Fair Value Gains (Losses), Net	22
7	Total Loss Reserves	23
8	Changes in Combined Loss Reserves	23
9	Troubled Debt Restructurings and Nonaccrual Loans	25
10	Credit Loss Performance Metrics	26
11	Credit Loss Concentration Analysis	27
12	Single-Family Business Results	29
13	Multifamily Business Results	31
14	Capital Markets Group Results	33
15	Capital Markets Group’s Mortgage Portfolio Activity	34
16	Capital Markets Group’s Mortgage Portfolio Composition	35
17	Capital Markets Group’s Mortgage Portfolio	36
18	Summary of Condensed Consolidated Balance Sheets	36
19	Summary of Mortgage-Related Securities at Fair Value	37
20	Activity in Debt of Fannie Mae	39
21	Outstanding Short-Term Borrowings and Long-Term Debt	40
22	Cash and Other Investments Portfolio	41
23	Composition of Mortgage Credit Book of Business	44
24	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	46
25	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2015	48
26	Credit Risk Transferred Pursuant to CAS Issuances	49
27	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	50
28	Delinquency Status and Activity of Single-Family Conventional Loans	54
29	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	56
30	Statistics on Single-Family Loan Workouts	57
31	Single-Family Foreclosed Properties	58
32	Single-Family Foreclosed Property Status	59
33	Multifamily Lender Risk-Sharing	60
34	Multifamily Guaranty Book of Business Key Risk Characteristics	60
35	Multifamily Foreclosed Properties	61
36	Mortgage Insurance Coverage	63
37	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	68
38	Derivative Impact on Interest Rate Risk (50 Basis Points)	69

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
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will terminate, whether we will continue to exist following conservatorship, what changes to our business structure will be made during or following the conservatorship, or what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. In addition, our agreements with Treasury that provide for financial support include covenants that significantly restrict our business activities and provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, which continues to decrease annually until it reaches zero, allowing us to retain only a limited and decreasing amount of our net worth. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in our 2014 Form 10-K in “Business—Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future in “Executive Summary—Outlook” and “Risk Factors” in this report. We discuss proposals for housing finance reform that could materially affect our business in “Legislative and Regulatory Developments—Housing Finance Reform” in this report and in “Business—Housing Finance Reform” in our 2014 Form 10-K.
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
Achieving strong financial and credit performance
We continued to achieve strong financial and credit performance in the second quarter of 2015:

•
Financial Performance. We reported net income of $4.6 billion for the second quarter of 2015, compared with net income of $3.7 billion for the second quarter of 2014. See “Summary of Our Financial Performance” below for an overview of our financial performance for the second quarter and first half of 2015, compared with the second quarter and first half of 2014. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. For more information regarding our expectations for our future financial performance, see “Outlook—Financial Results” and “Outlook—Revenues” below.

•
Dividend Payments to Treasury. With our expected September 2015 dividend payment to Treasury, we will have paid a total of $142.5 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. See “Treasury Draws and Dividend Payments” and “Outlook—Dividend Obligations to Treasury” below for more information regarding our dividend payments to Treasury.

•
Book of Business and Credit Performance. Beginning in 2008, we made changes to strengthen our underwriting and eligibility standards that have improved the credit quality of our single-family guaranty book of business and contributed to improvement in our credit performance. Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010, and was 1.66% as of June 30, 2015, compared with 1.89% as of December 31, 2014. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. See “Single-Family Guaranty Book of Business” below for information on the credit performance of the mortgage loans in our single-family guaranty book of business and on our recent single-family acquisitions.

Our business model has changed significantly since we entered into conservatorship in 2008 and continues to evolve. To meet the requirements of our senior preferred stock purchase agreement with Treasury, our retained mortgage portfolio has declined substantially since entering conservatorship and will continue to decline until 2018, which has resulted in, and is expected to continue to result in, declines in our net revenues from our retained mortgage portfolio. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). In addition, the amount of guaranty fee income we receive for managing the credit risk of loans in our book of business has increased significantly since entering into conservatorship and we expect will continue to increase over the next several years. See “Outlook—Revenues” for more information on the shift in, and future expectations regarding, the sources of our revenue. Our business also continues to evolve as a result of our efforts to build a safer and sustainable housing finance system and to pursue the strategic goals identified by our conservator. For example, we have transferred a portion of the existing credit risk on our single-family guaranty book of business in order to reduce the risk to taxpayers of future borrower defaults, and we expect to continue engaging in economically sensible ways to expand our offerings of credit risk transfer transactions in the future. See “Helping to Build a Sustainable Housing Finance System” below and in our 2014 Form 10-K in “Business—Executive Summary” for a discussion of our credit risk transfer transactions and other efforts to build a safer and sustainable housing finance system.

We remain under conservatorship and subject to the restrictions of the senior preferred stock purchase agreement with Treasury. As a result of the senior preferred stock purchase agreement and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero by 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. See “Business—Conservatorship and Treasury Agreements” in our 2014 Form 10-K for more information regarding our conservatorship and our senior preferred stock purchase agreement with Treasury. In addition, the future of our company remains uncertain. Congress continues to consider options for reform of the housing finance system, including the GSEs, and we cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Legislative and Regulatory Developments—Housing Finance Reform” in this report and “Business—Housing Finance Reform” in our 2014 Form 10-K for information on recent proposals for housing finance reform.
Supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued our efforts to support the housing recovery in the second quarter of 2015. We remained the largest single issuer of mortgage-related securities in the single-family secondary market during the second quarter of 2015 and a continuous source of liquidity in the multifamily market. We also continued to help struggling homeowners. In the second quarter of 2015, we provided approximately 34,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
Serving customer needs and improving our business efficiency
We continued to work on initiatives to better serve our customers’ needs and improve our business efficiency in the second quarter of 2015. These initiatives include revising and clarifying our representation and warranty framework to reduce lenders’ repurchase risk, simplifying our business processes, and updating our infrastructure. We discuss these initiatives in “Serving Customer Needs and Improving Our Business Efficiency” below and in our 2014 Form 10-K in “Business—Executive Summary.”
Helping to build a sustainable housing finance system
We continued to help lay the foundation for a safer and sustainable housing finance system in the second quarter of 2015. Our efforts included pursuing the strategic goals and objectives identified by our conservator, as well as investing in enhancements to our business and infrastructure. We discuss these efforts, as well as FHFA’s 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac and FHFA’s related 2015 conservatorship scorecard, in “Helping to Build a Sustainable Housing Finance System” below and in our 2014 Form 10-K in “Business—Executive Summary.”
Summary of Our Financial Performance
Our financial results for the second quarter and first half of 2015 were affected by significant fluctuations in interest rates and continued improvements in the housing and mortgage markets. The increase in interest rates during the second quarter of 2015 resulted in improvements in the fair value of financial instruments that we mark to market in our earnings, resulting in fair value gains primarily related to risk management derivatives. Although the increase in interest rates had a positive impact on the fair value of our financial instruments, the increase in interest rates had a negative impact on our provision for credit losses, as described below.
Comprehensive Income
Quarterly Results
We recognized comprehensive income of $4.4 billion in the second quarter of 2015, consisting of net income of $4.6 billion and other comprehensive loss of $281 million. In comparison, we recognized comprehensive income of $3.7 billion in the second quarter of 2014, consisting of net income of $3.7 billion and other comprehensive income of $45 million. The increase in comprehensive income was primarily due to a shift to fair value gains from fair value losses, partly offset by a shift to credit-related expense from credit-related income.
We recognized fair value gains of $2.6 billion in the second quarter of 2015 primarily due to an increase in longer-term swap rates during the period. We recognized fair value losses of $934 million in the second quarter of 2014 as longer-term swap rates decreased during the period.
Credit-related expense of $1.2 billion in the second quarter of 2015 was primarily attributable to an increase in mortgage interest rates during the period. Due to the rise in mortgage interest rates we expect a decline in future prepayments on individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment related to concessions provided on these loans and results in an increase in the provision for credit losses. The negative impact from the increase in interest rates was partially offset by a positive impact from an increase in home prices during the second quarter of 2015. Also contributing to credit-related expense was the redesignation of certain nonperforming single-family loans from held for investment (“HFI”) to held for sale (“HFS”) in the second quarter of 2015. These loans were adjusted to the lower of cost or fair value, which negatively impacted our provision for credit losses by approximately $500 million. The change in intent is aligned with our plan to complete additional sales of nonperforming loans by building these sales into a programmatic offering. Credit-related income of $1.9 billion in the second quarter of 2014 was primarily attributable to an increase in home prices in the period.
Year-to-Date Results
We recognized comprehensive income of $6.2 billion in the first half of 2015, consisting of net income of $6.5 billion and other comprehensive loss of $373 million. In comparison, we recognized comprehensive income of $9.4 billion in the first half of 2014, consisting of net income of $9.0 billion and other comprehensive income of $417 million. The decrease in comprehensive income was driven by revenue of $4.2 billion recognized in the first half of 2014 resulting from settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us and a shift to credit-related expense from credit-related income. The negative impact from these factors was partially offset by a positive impact from a shift to fair value gains from fair value losses.
Credit-related expense of $1.2 billion in the first half of 2015 and credit-related income of $2.9 billion in the first half of 2014 were primarily a result of the same factors that affected our results for the second quarters of 2015 and 2014, as described above.
Fair value gains of $687 million in the first half of 2015 and fair value losses of $2.1 billion in the first half of 2014 were primarily a result of the same factors that affected our results for the second quarters of 2015 and 2014, as described above.
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
Net Worth
Our net worth increased to $6.2 billion as of June 30, 2015 from $3.7 billion as of December 31, 2014 primarily due to our comprehensive income of $6.2 billion, partially offset by our payments to Treasury of $3.7 billion in senior preferred stock dividends for the first half of 2015. Our expected dividend payment of $4.4 billion for the third quarter of 2015 is calculated based on our net worth of $6.2 billion as of June 30, 2015 less the applicable capital reserve amount of $1.8 billion.
Single-Family Guaranty Book of Business
Credit Performance
We continued to achieve strong credit performance in the second quarter of 2015. In addition to acquiring loans with strong credit profiles, we continued to execute on our strategies for reducing credit losses, such as helping eligible Fannie Mae borrowers with high loan-to-value (“LTV”) ratio loans refinance into more sustainable loans through the Administration’s Home Affordable Refinance Program® (“HARP®”), offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our real estate owned (“REO”) inventory to appropriately manage costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist struggling homeowners, help stabilize communities and support the housing market.

Table 1 presents information about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to both home retention solutions (loan modifications and other solutions that enable a borrower to stay in his or her home) and foreclosure alternatives (short sales and deeds-in-lieu of foreclosure). The workout information in Table 1 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.
Table 1: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2015			2014
	Q2 YTD	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	1.66%	1.66%	1.78%	1.89%	1.89%	1.96%	2.05%	2.19%
Seriously delinquent loan count	287,372	287,372	308,546	329,590	329,590	340,897	357,267	383,810
Foreclosed property inventory:
Number of properties(3)	68,717	68,717	79,319	87,063	87,063	92,386	96,796	102,398
Carrying value	$7,997	$7,997	$8,915	$9,745	$9,745	$10,209	$10,347	$10,492
Total loss reserves(4)	31,770	31,770	32,532	37,762	37,762	39,330	41,657	44,760
During the period:
Credit-related (expense) income(5)	$(1,245)	$(1,238)	$(7)	$3,625	$94	$748	$1,781	$1,002
Credit losses(6)	7,482	2,109	5,373	5,978	1,616	1,738	1,497	1,127
REO net sales prices to unpaid principal balance(7)	71%	72%	70%	69%	69%	69%	69%	68%
Short sales net sales price to unpaid principal balance(8)	73%	74%	73%	72%	72%	72%	72%	71%
Loan workout activity (number of loans):
Home retention loan workouts(9)	56,337	27,769	28,568	130,132	27,610	30,584	33,639	38,299
Short sales and deeds-in-lieu of foreclosure	11,785	6,128	5,657	34,480	6,845	7,992	9,516	10,127
Total loan workouts	68,122	33,897	34,225	164,612	34,455	38,576	43,155	48,426
Loan workouts as a percentage of delinquent loans in our guaranty book of business(10)	21.96%	22.69%	21.71%	23.20%	20.45%	22.46%	24.69%	25.70%
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

(5)	Consists of (a) the (provision) benefit for credit losses and (b) foreclosed property (expense) income.

(6)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense (income), adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts. As discussed in “Consolidated Results of Operations—Credit-Related (Expense) Income—Credit Loss Performance Metrics,” our credit losses in the first half of 2015 included charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable that we recognized on January 1, 2015 upon our adoption of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) and (2) $1.1 billion in accrued interest receivable that we recognized on January 1, 2015 upon our adoption of a change in accounting policy related to loans placed on nonaccrual. See “Note 1, Summary of Significant Accounting Policies” for more information on these changes.

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

(9)
Consists of (a) modifications, which do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings (“TDRs”), or repayment plans or forbearances that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 30: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

(10)	Calculated based on annualized problem loan workouts during the period as a percentage of the average balance of delinquent loans in our single-family guaranty book of business.
Beginning in 2008, we took actions to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. These actions have improved the credit quality of our book of business and contributed to improvement in our credit performance. For information on the credit risk profile of our single-family guaranty book of business, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.”
We continue to experience disproportionately higher credit losses and serious delinquency rates from single-family loans originated in 2005 through 2008 than from loans originated in other years. Single-family loans originated in 2005 through 2008 constituted 12% of our single-family book of business as of June 30, 2015 but constituted 58% of our seriously delinquent single-family loans as of June 30, 2015 and drove 68% of our single-family credit losses in the second quarter of 2015. For information on the credit performance of our single-family book of business based on loan vintage, see “Table 11: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related (Expense) Income—Credit Loss Performance Metrics” and “Table 29: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” For information on certain credit characteristics of our single-family book of business based on the period in which we acquired the loans, see “Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
We provide additional information on our credit-related expense in “Consolidated Results of Operations—Credit-Related (Expense) Income” and on the credit performance of mortgage loans in our single-family book of business in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
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
Recently Acquired Single-Family Loans
Table 2 below displays information regarding our average charged guaranty fee on and select risk characteristics of the single-family loans we acquired in each of the last six quarters, including HARP acquisitions. Table 2 also displays the volume of our single-family Fannie Mae MBS issuances for these periods, which is indicative of the volume of single-family loans we acquired in these periods.

Table 2: Single-Family Acquisitions Statistics

	2015		2014
	Q2	Q1	Q4	Q3	Q2	Q1
	(Dollars in millions)
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	59.9	61.2	62.5	63.5	62.6	63.0
Single-family Fannie Mae MBS issuances	$130,974	$110,994	$109,045	$105,563	$84,096	$76,972
Select risk characteristics of single-family conventional acquisitions:(3)
Weighted average FICO® credit score at origination	750	748	745	744	744	741
FICO credit score at origination less than 660	5%	5%	6%	7%	7%	8%
Weighted average original LTV ratio(4)	74%	74%	76%	77%	77%	77%
Original LTV ratio over 80%(4)(5)	27%	26%	30%	32%	32%	31%
Original LTV ratio over 95%(4)	3%	2%	2%	3%	4%	7%
Loan purpose:
Purchase	40%	37%	50%	57%	54%	45%
Refinance	60%	63%	50%	43%	46%	55%
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

Our single-family acquisition volume and single-family Fannie Mae MBS issuances increased in the second quarter and first half of 2015 compared with the second quarter and first half of 2014, driven primarily by an increase in the amount of originations in the U.S. single-family mortgage market that were refinancings.
The decrease in our average charged guaranty fee on newly-acquired single-family loans in the second quarter of 2015 as compared with the second quarter of 2014 was driven primarily by a decrease in loan level price adjustments charged on our acquisitions in the second quarter of 2015, as these acquisitions included a lower proportion of loans with higher LTV ratios and a lower proportion of loans with lower FICO credit scores than our acquisitions in the second quarter of 2014. Loan level price adjustments refer to one-time cash fees that we charge at the time we acquire a loan based on the credit characteristics of the loan. The decrease in our acquisitions of loans with higher LTV ratios in the second quarter of 2015 as compared with the second quarter of 2014 was driven by decreases in the percentage of our acquisitions consisting of home purchase loans and HARP loans, and an increase in the percentage of our acquisitions consisting of non-HARP refinance loans. Both home purchase loans and HARP loans typically have higher LTV ratios than non-HARP refinance loans.
For more information on the credit risk profile of our single-family conventional loan acquisitions in the second quarter of 2015, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
Whether the loans we acquire in the future will exhibit an overall credit profile and performance similar to our more recent acquisitions will depend on a number of factors, including: our future guaranty fee pricing and any impact of that pricing on the volume and mix of loans we acquire; our future eligibility standards and those of mortgage insurers, the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs (“VA”); the percentage of loan originations representing refinancings; changes in interest rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; government policy; market and competitive conditions; and the volume and characteristics of HARP loans we acquire in the future. In addition, if our lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit risk profile of our new single-family acquisitions.
In April 2015, FHFA directed us to implement guaranty fee changes that will become effective for whole loans we purchase on or after September 1, 2015 and for loans we acquire in lender swap transactions for Fannie Mae MBS with issue dates on or after September 1, 2015. These fee changes include eliminating the 25 basis point adverse market delivery charge that has been assessed on all single-family mortgages purchased by us since 2008 and small, targeted increases in loan level price adjustments for loans with certain risk attributes. These fee changes and potential risks to our business resulting from these changes are described in “MD&A—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” in our quarterly report on Form 10-Q for the quarter ended March 31, 2015 (“First Quarter 2015 Form 10-Q”).
Providing Targeted Access to Credit Opportunities for Creditworthy Borrowers
Pursuant to FHFA’s 2014 and 2015 conservatorship scorecards and our statutory mission, we are continuing to work to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of our applicable credit requirements and risk management practices. As part of this effort, we are encouraging lenders to originate loans across the full range of credit eligibility for those borrowers meeting our credit requirements. Some actions we are taking in this regard include: providing additional clarity regarding seller and servicer representations and warranties and remedies for poor servicing performance; making new quality control tools available to lenders; conducting increased outreach to lenders and other industry stakeholders to increase awareness of our available products and programs and to identify potential opportunities to enhance our products and programs to serve creditworthy borrowers; and conducting consumer research to provide industry partners with information to support their efforts to reach underserved market segments.
As part of meeting this scorecard objective, in 2014 we worked with FHFA to revise our eligibility criteria to address a targeted segment of creditworthy borrowers—those who can afford a mortgage but who lack resources for a substantial down payment—in a responsible manner by taking into account factors that would compensate for the high LTV ratios of their loans. Specifically, we changed our eligibility requirements to increase our maximum LTV ratio from 95% to 97% for loans meeting certain criteria. Although higher LTV ratio loans typically present a higher credit risk than lower LTV ratio loans, we expect our acquisition of these loans under our revised eligibility criteria will not materially affect our overall credit risk because we expect that (1) these loans will constitute a small portion of our acquisitions overall and (2) our eligibility requirements for these loans will limit their effect on our overall credit risk. In addition, we have experience managing the credit risk associated with loans with LTV ratios in this range. In the first half of 2015, we acquired approximately 9,000 single-family loans with 95.01% to 97% LTV ratios from approximately 600 lenders. These loans represented less than 1% of the single-family loans we acquired in the first half of 2015. While we expect the volume of loans we acquire under these criteria to increase, we expect they will continue to constitute only a small portion of our overall acquisitions. Our eligibility requirements for these loans include compensating factors and risk mitigants, which reduce the incidence of loans with multiple higher-risk characteristics, or “risk layering.” For purchase transactions, at least one borrower on the loan must be a first-time home buyer and occupy the property as his or her principal residence. In some cases, we also require the borrower to receive housing counseling before obtaining the loan. Eligibility for refinance transactions is limited to existing Fannie Mae loans to provide support for borrowers who may not otherwise be eligible for our Refi PlusTM initiative. For both purchase and refinance loans, the loans must have fixed-rate terms and must be underwritten through Desktop Underwriter®, our proprietary automated underwriting system. Desktop Underwriter provides a comprehensive credit risk assessment on loan applications submitted through the system, assessing risk layers and compensating factors, and identifying loan applications that do not meet our eligibility requirements. We require mortgage insurance or other appropriate credit enhancement for all non-HARP loans with LTV ratios greater than 80%.
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
As the largest provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During the second quarter of 2015, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $144 billion in liquidity to the mortgage market in the second quarter of 2015 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 344,000 mortgage refinancings and approximately 229,000 home purchases, and provided financing for approximately 181,000 units of multifamily housing.

•
Our role in the market enables qualified borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided approximately 34,000 loan workouts in the second quarter of 2015 to help homeowners stay in their homes or otherwise avoid foreclosure. Our loan workout efforts have helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 59,000 Refi Plus loans in the second quarter of 2015. Refinancings delivered to us through Refi Plus in the second quarter of 2015 reduced borrowers’ monthly mortgage payments by an average of $183.

•
We support affordability in the multifamily rental market. Approximately 80% of the multifamily units we financed in the second quarter of 2015 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in our 2014 Form 10-K in “Business—Business Segments—Capital Markets.”

2015 Market Share
We remained the largest single issuer of mortgage-related securities in the secondary market during the second quarter of 2015, with an estimated market share of new single-family mortgage-related securities issuances of 37%, compared with 40% in the first quarter of 2015 and 39% in the second quarter of 2014.
We remained a continuous source of liquidity in the multifamily market in the second quarter and first half of 2015. We owned or guaranteed approximately 19% of the outstanding debt on multifamily properties as of March 31, 2015 (the latest date for which information is available).
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
As part of these initiatives, we have implemented or announced a number of changes in 2015 that are designed to help our customers originate mortgages with increased certainty, efficiency and lower costs, including the following:

•
in January 2015, we made Collateral UnderwriterTM available to lenders at no cost, giving them access to the same appraisal review tool we use so that they can address potential appraisal issues prior to delivering a loan to us;

•	in April 2015, we integrated Collateral Underwriter with our Desktop Underwriter underwriting system, which we believe will enhance our lenders’ risk management and underwriting capabilities;

•
in June 2015, we eliminated fees charged to customers for using Desktop Underwriter and Desktop Originator®, which we expect will allow more lenders to access these systems in their underwriting process;

•
beginning in the fall of 2015, we plan to enhance our EarlyCheckTM loan verification tool with additional loan-level data integrity capabilities, to give lenders confidence that the loans they deliver to us have accurate, complete data and meet our requirements; and

•	in late 2015, we expect to make available a new loan delivery platform for lenders that is designed to help lenders deliver loans more efficiently and with greater transparency and certainty.
In addition, in July 2015, we completed an initiative to improve our business efficiency by implementing a new third-party mortgage securities trading system and a new third-party securities accounting system and data repository, which has simplified and integrated our processing of and accounting for mortgage securities transactions. For more information on this change, see “Controls and Procedures—Changes in Internal Control over Financial Reporting—Implementation of New Mortgage Securities Transaction Processing and Accounting Systems.”
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
Credit Risk Transfer Transactions: Connecticut Avenue Securities and Credit Insurance Risk Transfer. FHFA’s 2015 conservatorship scorecard includes an objective that we transact credit risk transfers on reference pools of single-family mortgages with an unpaid principal balance of at least $150 billion in 2015, utilizing at least two types of risk transfer structures. The goal of these transactions is, to the extent economically sensible, to transfer a portion of the existing credit risk on a portion of our single-family guaranty book of business in order to reduce the risk to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through the issuance of our Connecticut Avenue SecuritiesTM (“CAS”), which transfer a portion of the credit risk associated with losses on the reference pool of mortgage loans to investors in these securities. From January 2015 to July 2015, we issued $4.5 billion in CAS, transferring a portion of the credit risk on single-family mortgages with an unpaid principal balance of $143.5 billion. See “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Risk Sharing Transactions” for more information on CAS. We also executed a credit insurance risk transferTM (“CIRTTM”) transaction in July 2015 that shifted a portion of the credit risk on a reference pool of single-family mortgage loans with an unpaid principal balance of approximately $4.7 billion to a panel of reinsurers. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Credit Guarantors—Reinsurers” for more information on this CIRT transaction.
Nonperforming Loan Sales. FHFA’s 2015 conservatorship scorecard includes an objective that we implement key loss mitigation activities, including those that enable borrowers to stay in their homes and avoid foreclosure where possible. These activities include developing and executing additional strategies to reduce the number of severely aged delinquent loans we hold, considering tools such as nonperforming loan sales. In March 2015, FHFA announced enhanced requirements for nonperforming loan sales by Fannie Mae and Freddie Mac. In the announcement, the Director of FHFA indicated FHFA’s expectation that, with these enhanced requirements, nonperforming loan sales will result in favorable outcomes for borrowers and local communities. We completed our first nonperforming loan sale in June 2015, selling approximately 2,500 nonperforming loans with an aggregate unpaid principal balance of $633 million. We began marketing our second nonperforming loan sale in July 2015. We plan to complete additional nonperforming loan sales by building these sales into a programmatic offering.

Mortgage Insurance. FHFA’s 2015 conservatorship scorecard includes an objective that we implement final private mortgage insurer eligibility requirements for our counterparties. These reforms are intended to strengthen our mortgage insurer counterparties and reduce the risk to taxpayers of future defaults by mortgage insurers on their obligations to the GSEs. In April 2015, we announced and published updated eligibility standards for approved private mortgage insurers, which were further revised in June 2015. The new standards include enhanced financial requirements and are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. The new standards also set forth enhanced operational performance expectations and define remedial actions that may be imposed should an approved mortgage insurer fail to comply with the revised requirements. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers” for additional information on these new standards.
Eligibility Requirements for Seller-Servicers. FHFA’s 2015 conservatorship scorecard includes an objective that we enhance servicer eligibility standards for our counterparties. In May 2015, we and Freddie Mac issued new operational and financial eligibility requirements for our single-family mortgage seller-servicer counterparties. The operational requirements become effective September 1, 2015 and the financial requirements become effective December 31, 2015. These updated eligibility requirements are designed to better address the unique risks associated with emerging servicer business models and include a new minimum liquidity requirement for non-depository servicers. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers and Servicers” for a description of these new eligibility requirements.
Single Security. FHFA’s 2015 conservatorship scorecard includes objectives relating to the development of a single mortgage-backed security for Fannie Mae and Freddie Mac. Specifically, the 2015 scorecard requires that we finalize the single security structure (including security features, disclosure standards and related requirements) and develop a plan to implement the single security in the market. FHFA believes a single security would increase liquidity in the housing finance market. The development of the single security is expected to be a multi-year initiative. In the first half of 2015, we worked on a variety of issues relating to the implementation of the single security, including accounting matters, communication planning, industry outreach, risk assessments, legal and contractual issues, trust matters, disclosures, and system development and testing work with the common securitization platform. In May 2015, FHFA issued an update on the structure of the single security that outlined its determinations regarding the key features of the single security structure and requested feedback on its determinations. In addition, in July 2015, we, Freddie Mac and Common Securitization Solutions, LLC announced the creation of an industry advisory group to provide feedback and share information on efforts to build the common securitization platform and implement the single security. See “Legislative and Regulatory Developments—Housing Finance Reform—Conservator Developments” in this report and “Housing Finance Reform—Conservator Developments” in our 2014 Form 10-K for additional information on FHFA’s single security proposal and the common securitization platform and “Risk Factors” in our 2014 Form 10-K for a discussion of the risks to our business associated with a single security for Fannie Mae and Freddie Mac.
For more information on FHFA’s 2015 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 20, 2015. For more information on our initiatives in pursuit of these objectives, see “Business—Executive Summary—Helping to Build a Sustainable Housing Finance System” in our 2014 Form 10-K.
Treasury Draws and Dividend Payments
From 2009 through the first quarter of 2012, we received a total of $116.1 billion from Treasury under the senior preferred stock purchase agreement. This funding provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”). In addition, a portion of the $116.1 billion we received from Treasury was drawn to pay dividends to Treasury because, prior to 2013, our dividend payments on the senior preferred stock accrued at an annual rate of 10%, and we were directed by our conservator to pay these dividends to Treasury each quarter even when we did not have sufficient income to pay the dividend. We have not received funds from Treasury under the agreement since the first quarter of 2012. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. From 2008 through the second quarter of 2015, we paid a total of $138.2 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.

The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis. We expect to pay Treasury a senior preferred stock dividend of $4.4 billion by September 30, 2015 for the third quarter of 2015.
Housing and Mortgage Market and Economic Conditions
Economic growth strengthened in the second quarter of 2015. According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 2.3% on an annualized basis in the second quarter of 2015, compared with an increase of 0.6% in the first quarter of 2015. The overall economy gained an estimated 664,000 non-farm jobs in the second quarter of 2015. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in June 2015, the economy created an estimated 2.9 million non-farm jobs. The unemployment rate was 5.3% in June 2015, compared with 5.5% in March 2015.
According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $9.9 trillion of single-family debt outstanding, was estimated to be approximately $10.9 trillion as of both March 31, 2015 (the latest date for which information is available) and December 31, 2014.
Housing sales were mixed in the second quarter of 2015, with existing home sales increasing and new home sales declining as compared with the first quarter of 2015. Total existing home sales averaged 5.3 million units annualized in the second quarter of 2015, a 6.6% increase from the first quarter of 2015, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 8% of existing home sales in June 2015, compared with 10% in March 2015 and 11% in June 2014. According to the U.S. Census Bureau, new single-family home sales declined during the second quarter of 2015, averaging an annualized rate of 507,000 units, a 1.9% decline from the first quarter of 2015.
The number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes each increased in the second quarter of 2015. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 5.4 months as of June 30, 2015, compared with 5.1 months as of March 31, 2015. According to the National Association of REALTORS®, the months’ supply of existing unsold homes was 5.0 months as of June 30, 2015, compared with a 4.6 months’ supply as of March 31, 2015.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained above long-term averages at 4.2% as of March 31, 2015 (the latest date for which information is available), according to the Mortgage Bankers Association’s National Delinquency Survey, compared with 4.5% as of December 31, 2014. We provide information about Fannie Mae’s serious delinquency rate, which also decreased in the first quarter of 2015, in “Single-Family Guaranty Book of Business—Credit Performance.”
Based on our home price index, we estimate that home prices on a national basis increased by 2.8% in the second quarter of 2015 and by 3.7% in the first half of 2015, following increases of 4.5% in 2014 and 8.0% in 2013. Despite the recent increases in home prices, we estimate that, through June 30, 2015, home prices on a national basis remained 7.0% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Despite the recent increases in home prices, many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their mortgage principal balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the first quarter of 2015 was approximately 5.1 million, down from 5.4 million in the fourth quarter of 2014 and from 6.3 million in the first quarter of 2014. The percentage of properties with mortgages in a negative equity position in the first quarter of 2015 was 10.2%, down from 10.8% in the fourth quarter of 2014 and from 12.9% in the first quarter of 2014.
Thirty-year fixed-rate mortgage rates ended the quarter at 4.08% for the week of July 2, 2015, up from 3.70% for the week of April 2, 2015, according to the Freddie Mac Primary Mortgage Market Survey®.
During the second quarter of 2015, the multifamily sector continued to exhibit positive fundamentals, according to preliminary third-party data, with declining vacancy levels and increasing rent growth. The national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 4.75% as of June 30, 2015, compared with 5.0% as of both March 31, 2015 and June 30, 2014. National asking rents increased by an estimated 1.0% during the second quarter of 2015, compared with 0.5% during the first quarter of 2015. Because estimated multifamily rent growth has outpaced wage growth over the past few years, multifamily rental housing affordability has declined in recent years.

Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 44,000 units during the second quarter of 2015, according to preliminary data from Reis, Inc., compared with approximately 33,000 units during the first quarter of 2015. As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. Approximately 332,000 new multifamily units are expected to be completed this year. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas throughout 2015. Nevertheless, we expect overall national rental market supply and demand to remain in balance over the longer term, based on expected construction completions, expected obsolescence, positive rental household formation trends and expected increases in the population of 25- to 34-year olds, which is the primary age group that tends to rent multifamily housing.
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
We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Legislative and Regulatory Developments—Housing Finance Reform” in this report and “Business—Housing Finance Reform” in our 2014 Form 10-K for discussion of proposals for reform of the housing finance system, including the GSEs, that could materially affect our business, including proposals to wind down Fannie Mae and Freddie Mac. See “Risk Factors” in this report for a discussion of the risks to our business relating to the uncertain future of our company.
Financial Results. Our financial results continued to be strong in the second quarter of 2015, with net income of $4.6 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, we expect our earnings in 2015 and future years will be substantially lower than our earnings for 2014, primarily due to our expectation of substantially lower income from resolution agreements, continued declines in net interest income from our retained mortgage portfolio assets and lower credit-related income or a shift to credit-related expense. In addition, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.
Under the terms of the senior preferred stock, our capital reserve will decline by $600 million each year until it reaches zero in 2018. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our declining capital reserve, our expectation of substantially lower earnings in future years than our earnings for 2014, and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter, particularly as our capital reserve approaches or reaches zero. If that were to occur, we would be required to draw additional funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risks associated with our declining capital reserves.
Revenues. We currently have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. In recent years, an increasing portion of our net interest income has been derived from guaranty fees rather than from our retained mortgage portfolio assets, due to the impact of guaranty fee increases implemented in 2012 and the shrinking of our retained mortgage portfolio. We estimate that a majority of our net interest income for the first half of 2015 was derived from guaranty fees on loans underlying our Fannie Mae MBS. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.
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
We forecast that total originations in the U.S. single-family mortgage market in 2015 will increase from 2014 levels by approximately 24%, from an estimated $1.2 trillion in 2014 to $1.5 trillion in 2015, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from an estimated $508 billion in 2014 to $689 billion in 2015.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 2.8% in the second quarter of 2015 and by 3.7% in the first half of 2015. We expect the rate of home price appreciation in 2015 to be similar to the rate in 2014. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-backed securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic and political conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $7.5 billion in the first half of 2015, compared with $2.6 billion in the first half of 2014. The increase in our credit losses in the first half of 2015 compared with the first half of 2014 was primarily due to our approach to adopting the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) on January 1, 2015, as well as a change in accounting policy for nonaccrual loans. Our credit losses were $2.1 billion in the second quarter of 2015, compared with $5.4 billion in the first quarter of 2015 and $1.5 billion in the second quarter of 2014. Our credit losses declined in the second quarter of 2015 compared with the first quarter of 2015, primarily because credit losses for the second quarter of 2015 do not reflect the $2.5 billion in initial charge-offs associated with our approach to adopting the charge-off provisions of the Advisory Bulletin in the first quarter of 2015 or the $1.1 billion in charge-offs relating to the change in accounting policy in the first quarter of 2015 described above. We expect our credit losses generally to continue to decline in future quarters. For further information about our implementation of the Advisory Bulletin and our change in accounting policy for nonaccrual loans, see “Note 1, Summary of Significant Accounting Policies.” For further information about our credit losses for the second quarter and first half of 2015 as compared with the second quarter and first half of 2014, see “Consolidated Results of Operations—Credit-Related (Expense) Income—Credit Loss Performance Metrics.”

Loss Reserves. Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for preforeclosure property taxes and insurance receivable and (3) our reserve for guaranty losses. Our total loss reserves were $32.1 billion as of June 30, 2015, down from $38.2 billion as of December 31, 2014. Although our loss reserves have declined substantially from their peak and are expected to decline further, we expect our loss reserves will remain elevated relative to the levels experienced prior to the 2008 housing crisis for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and our reserves will continue to reflect these concessions until the loans are fully repaid or default.
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, the level and sources of our future revenues and net interest income, our future dividend payments to Treasury, the level and credit characteristics of, and the credit risk posed by, our future acquisitions, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future single-family loan delinquency and severity rates, future mortgage originations, future refinancings, future home prices and future conditions in the multifamily market. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our guaranty fee revenues and competitive environment; our future serious delinquency rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; future legislative or regulatory requirements or changes that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program or the enactment of housing finance reform legislation; actions we may be required to take by FHFA, as our conservator or as our regulator, such as changes in the type of business we do or implementation of a single GSE security; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loans; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the fair value of our assets and liabilities; changes in generally accepted accounting principles (“GAAP”); credit availability; global political risks; natural disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2014 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Housing Finance Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2014 Form 10-K and in “MD&A—Legislative and Regulatory Developments” in our First Quarter 2015 Form 10-Q. Also see “Risk Factors” in this report and in our 2014 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
Housing Finance Reform
Legislative Developments
Congress continues to consider housing finance reform that could result in significant changes in our structure and role in the future. The first session of the 114th Congress convened in January 2015. A number of bills have been introduced in the Senate and the House of Representatives in the current session of Congress relating to Fannie Mae, Freddie Mac and the housing finance system. One of these bills—the Financial Regulatory Improvement Act of 2015—was approved by the Senate Banking Committee in May 2015. This bill contains provisions that would, among other matters:

•
prevent the U.S. government from using increases in Fannie Mae and Freddie Mac guaranty fees to finance government spending, unless a law is enacted to do so and the funds are used to finance secondary mortgage market reforms;

•	prohibit Treasury from selling its senior preferred stock in Fannie Mae or Freddie Mac unless Congress enacts a law directing it to do so;

•
establish requirements for Common Securitization Solutions, LLC (“CSS”) that include: expanding the CSS Board of Directors to include non-GSE representatives; transitioning ownership of CSS to a private, non-profit entity within five years; and facilitating the issuance of mortgage-backed securities by non-GSE issuers through its platform within three to five years; and

•	require Fannie Mae and Freddie Mac to engage in significant and increasing credit risk sharing transactions, including front-end and first-loss transactions.
The text of the Financial Regulatory Improvement Act of 2015 was also included in the Financial Services and General Government Appropriations bill approved by the Senate Appropriations Committee in July 2015.
In addition, in July 2015, action was taken in Congress on two additional bills relating to Fannie Mae:

•
The House Committee on Financial Services approved a bill that would suspend the current compensation package of our Chief Executive Officer and reduce his compensation to the level that was in effect as of January 1, 2015. The bill also provides that the Chief Executive Officer’s compensation may not be increased following this reduction. If this legislation becomes law, our Chief Executive Officer’s total annual target direct compensation would be reduced from $4,000,000 to $600,000 and frozen at this level.

•
The Senate approved a surface transportation reauthorization bill that includes a provision to extend by an additional four years the 10 basis point guaranty fee increase implemented pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”), which fees we are required to remit to Treasury.

We cannot predict the prospects for the enactment, timing or final content of these legislative proposals. We expect Congress to continue to consider housing finance reform and restrictions on our executive compensation in the current congressional session. There continues to be significant uncertainty regarding the future of our company. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company, including how the uncertain future of our company and limitations on our employee compensation may adversely affect our ability to retain and recruit well-qualified employees, including senior management.
Conservator Developments
Update on Single Security Structure
FHFA’s 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac includes the goal of developing a single mortgage-backed security for Fannie Mae and Freddie Mac. In August 2014, FHFA published a request for public input on a proposed structure for this single security. After reviewing and considering the responses received, FHFA issued an update on the structure of the single security in May 2015 that outlined its determinations regarding the key features of the single security structure and requested further feedback on its determinations. FHFA’s determinations included the following:

•
Fannie Mae and Freddie Mac will each issue and guarantee single securities directly backed by mortgage loans it has acquired, referred to as first-level securities, and will not cross-guarantee each other’s first-level securities;

•	mortgage loans backing first-level single securities will be limited to fixed-rate mortgage loans now eligible for financing through the “To-Be-Announced” (“TBA”) market;

•	Fannie Mae and Freddie Mac will each be able to issue second-level single securities, also referred to as resecuritizations, backed by first- or second-level securities issued by either company;

•	the key features of the new single security will be the same as those of the current Fannie Mae MBS;

•	the loan- and security-level disclosures for single securities will closely resemble those of Freddie Mac participation certificates (“PCs”); and

•
investors in Freddie Mac PCs will have the option to exchange legacy PCs for comparable single securities backed by the same mortgage loans; there will not be an exchange option for legacy Fannie Mae MBS because FHFA expects investors to treat them as fungible with the single securities.

FHFA’s 2015 conservatorship scorecard includes an objective for Fannie Mae and Freddie Mac to finalize the single security structure this year (including security features, disclosure standards and related requirements) and to develop a plan to implement the single security in the market. The single security initiative remains a multi-year effort.
One of FHFA’s stated objectives in developing a single security is to reduce the costs to Freddie Mac and taxpayers that result from the difference in liquidity of Fannie Mae MBS and Freddie Mac PCs. We believe the implementation of a single security would likely reduce, and could eliminate, the trading advantage that Fannie Mae MBS have over Freddie Mac PCs. If this occurs, we believe it would negatively affect our ability to compete for mortgage assets in the secondary market, and therefore could adversely affect our results of operations. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risks to our business associated with a single security for Fannie Mae and Freddie Mac.
Change to Multifamily Volume Scorecard Objective
FHFA’s 2015 conservatorship scorecard includes an objective to maintain the dollar volume of our new multifamily business at $30 billion or below, excluding volume associated with affordable housing loans, loans to small multifamily properties and loans to manufactured housing rental communities. While the multifamily volume cap remains at $30 billion, in May 2015, FHFA expanded the affordable housing lending categories that are excluded from the cap. FHFA stated that it made these revisions to facilitate continued liquidity in the overall multifamily finance market and to reinforce FHFA’s emphasis on providing financing for affordable rental housing.

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

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 3: Summary of Condensed Consolidated Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2015	2014	Variance	2015	2014	Variance
	(Dollars in millions)
Net interest income	$5,677	$4,904	$773	$10,744	$9,642	$1,102
Fee and other income	556	383	173	864	4,738	(3,874)
Net revenues	6,233	5,287	946	11,608	14,380	(2,772)
Investment gains, net	514	483	31	856	578	278
Fair value gains (losses), net	2,606	(934)	3,540	687	(2,124)	2,811
Administrative expenses	(689)	(697)	8	(1,412)	(1,369)	(43)
Credit-related (expense) income
(Provision) benefit for credit losses	(1,033)	1,639	(2,672)	(500)	2,413	(2,913)
Foreclosed property (expense) income	(182)	214	(396)	(655)	476	(1,131)
Total credit-related (expense) income	(1,215)	1,853	(3,068)	(1,155)	2,889	(4,044)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(397)	(335)	(62)	(779)	(657)	(122)
Other non-interest expenses(1)	(202)	(238)	36	(197)	(369)	172
Income before federal income taxes	6,850	5,419	1,431	9,608	13,328	(3,720)
Provision for federal income taxes	(2,210)	(1,752)	(458)	(3,080)	(4,336)	1,256
Net income	4,640	3,667	973	6,528	8,992	(2,464)
Less: Net income attributable to noncontrolling interest	—	(1)	1	—	(1)	1
Net income attributable to Fannie Mae	$4,640	$3,666	$974	$6,528	$8,991	$(2,463)
Total comprehensive income attributable to Fannie Mae	$4,359	$3,711	$648	$6,155	$9,408	$(3,253)
__________

(1)	Consists of debt extinguishment gains, net, and other expenses, net.
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
Table 4 displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Table 5 displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 4: Analysis of Net Interest Income and Yield

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$262,563	$2,415	3.68%	$288,904	$2,632	3.64%
Mortgage loans of consolidated trusts	2,785,927	24,267	3.48	2,764,340	25,533	3.69
Total mortgage loans(1)	3,048,490	26,682	3.50	3,053,244	28,165	3.69
Mortgage-related securities	115,524	1,290	4.47	146,632	1,719	4.69
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(81,251)	(893)	4.40	(100,240)	(1,171)	4.67
Total mortgage-related securities, net	34,273	397	4.63	46,392	548	4.72
Non-mortgage securities(2)	42,729	13	0.12	34,410	9	0.10
Federal funds sold and securities purchased under agreements to resell or similar arrangements	32,685	13	0.16	28,731	6	0.08
Advances to lenders	4,137	21	2.01	2,896	18	2.46
Total interest-earning assets	$3,162,314	$27,126	3.43%	$3,165,673	$28,746	3.63%
Interest-bearing liabilities:
Short-term debt	$90,365	$33	0.14%	$80,682	$20	0.10%
Long-term debt	347,044	1,888	2.18	403,082	2,129	2.11
Total short-term and long-term funding debt	437,409	1,921	1.76	483,764	2,149	1.78
Debt securities of consolidated trusts	2,856,763	20,421	2.86	2,818,331	22,864	3.25
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(81,251)	(893)	4.40	(100,240)	(1,171)	4.67
Total debt securities of consolidated trusts held by third parties	2,775,512	19,528	2.81	2,718,091	21,693	3.19
Total interest-bearing liabilities	$3,212,921	$21,449	2.67%	$3,201,855	$23,842	2.98%
Net interest income/net interest yield		$5,677	0.72%		$4,904	0.62%

	For the Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$266,622	$4,837	3.63%	$292,493	$5,266	3.60%
Mortgage loans of consolidated trusts	2,785,742	48,889	3.51	2,767,973	51,487	3.72
Total mortgage loans(1)	3,052,364	53,726	3.52	3,060,466	56,753	3.71
Mortgage-related securities	118,629	2,716	4.58	152,114	3,538	4.65
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(82,419)	(1,840)	4.46	(104,019)	(2,429)	4.67
Total mortgage-related securities, net	36,210	876	4.84	48,095	1,109	4.61
Non-mortgage securities(2)	43,332	25	0.12	34,020	15	0.09
Federal funds sold and securities purchased under agreements to resell or similar arrangements	33,045	25	0.15	31,050	11	0.07
Advances to lenders	4,069	42	2.06	3,054	37	2.41
Total interest-earning assets	$3,169,020	$54,694	3.45%	$3,176,685	$57,925	3.65%
Interest-bearing liabilities:
Short-term debt	$94,183	$62	0.13%	$71,856	$40	0.11%
Long-term debt	352,616	3,845	2.18	422,727	4,474	2.12
Total short-term and long-term funding debt	446,799	3,907	1.75	494,583	4,514	1.83
Debt securities of consolidated trusts	2,852,858	41,883	2.94	2,820,316	46,198	3.28
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(82,419)	(1,840)	4.46	(104,019)	(2,429)	4.67
Total debt securities of consolidated trusts held by third parties	2,770,439	40,043	2.89	2,716,297	43,769	3.22
Total interest-bearing liabilities	$3,217,238	$43,950	2.73%	$3,210,880	$48,283	3.01%
Net interest income/net interest yield		$10,744	0.68%		$9,642	0.61%

	As of June 30,
	2015	2014
Selected benchmark interest rates
3-month LIBOR	0.28%	0.23%
2-year swap rate	0.90	0.58
5-year swap rate	1.79	1.70
10-year swap rate	2.46	2.63
30-year Fannie Mae MBS par coupon rate	3.10	3.18
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Interest income not recognized for loans on nonaccrual status was $433 million and $845 million, respectively, for the second quarter and first half of 2015 compared with $454 million and $981 million, respectively, for the second quarter and first half of 2014. Effective January 1, 2015, we changed our policy for the treatment of interest previously accrued, but not collected, at the date loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for information on this policy change.

(2)	Includes cash equivalents.

Table 5: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Six Months Ended
	June 30, 2015 vs. 2014			June 30, 2015 vs. 2014
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(217)	$(242)	$25	$(429)	$(469)	$40
Mortgage loans of consolidated trusts	(1,266)	198	(1,464)	(2,598)	329	(2,927)
Total mortgage loans	(1,483)	(44)	(1,439)	(3,027)	(140)	(2,887)
Total mortgage-related securities, net	(151)	(139)	(12)	(233)	(281)	48
Non-mortgage securities(2)	4	2	2	10	5	5
Federal funds sold and securities purchased under agreements to resell or similar arrangements	7	1	6	14	1	13
Advances to lenders	3	7	(4)	5	11	(6)
Total interest income	$(1,620)	$(173)	$(1,447)	$(3,231)	$(404)	$(2,827)
Interest expense:
Short-term debt	13	3	10	22	14	8
Long-term debt	(241)	(303)	62	(629)	(761)	132
Total short-term and long-term funding debt	(228)	(300)	72	(607)	(747)	140
Total debt securities of consolidated trusts held by third parties	(2,165)	520	(2,685)	(3,726)	1,014	(4,740)
Total interest expense	$(2,393)	$220	$(2,613)	$(4,333)	$267	$(4,600)
Net interest income	$773	$(393)	$1,166	$1,102	$(671)	$1,773
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Net interest income and net interest yield increased in the second quarter and first half of 2015 compared with the second quarter and first half of 2014 primarily due to an increase in amortization income as an increase in prepayments on mortgage loans held by consolidated trusts accelerated the amortization of cost basis adjustments. Higher guaranty fee income also contributed to an increase in net interest income as loans with higher guaranty fees have become a larger part of our guaranty book of business. We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our MBS trusts on our balance sheet. The increase in net interest income was partially offset by a decline in the average balance of our retained mortgage portfolio, as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The average balance of our retained mortgage portfolio was 13% lower in the second quarter and first half of 2015 than in the second quarter and first half of 2014. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our retained mortgage portfolio.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. Fee and other income increased in the second quarter of 2015 compared with the second quarter of 2014 primarily driven by proceeds from the sale of our remaining unsecured bankruptcy claims against Lehman Brothers and its subsidiaries as well as higher multifamily fees. Fee and other income decreased in the first half of 2015 compared with the first half of 2014 due to revenue of $4.2 billion recognized in the first half of 2014 as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us.
Starting in June 2015, we eliminated fees charged to customers for using our proprietary Desktop Underwriter and Desktop Originator systems, which is expected to allow more lenders to access these systems in their underwriting process. The elimination of these fees will result in lower technology fees in future periods.

Fair Value Gains (Losses), Net
Table 6: Fair Value Gains (Losses), Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(199)	$(257)	$(428)	$(456)
Net change in fair value during the period	2,507	(679)	1,222	(1,420)
Total risk management derivatives fair value gains (losses), net	2,308	(936)	794	(1,876)
Mortgage commitment derivatives fair value gains (losses), net	173	(310)	(66)	(655)
Total derivatives fair value gains (losses), net	2,481	(1,246)	728	(2,531)
Trading securities gains, net	20	249	56	394
Other, net(1)	105	63	(97)	13
Fair value gains (losses), net	$2,606	$(934)	$687	$(2,124)
__________

(1)	Consists of debt fair value gains (losses), net, which includes gains (losses) on CAS; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value Gains (Losses), Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. We recognized risk management derivative fair value gains in the second quarter and first half of 2015 primarily as a result of increases in the fair value of our pay-fixed derivatives due to increases in longer-term swap rates during the periods.
We recognized risk management derivative fair value losses in the second quarter and first half of 2014 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the periods.
We present, by derivative instrument type, the fair value gains and losses, net on our derivatives in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value Gains (Losses), Net
We recognized fair value gains on our mortgage commitments in the second quarter of 2015 primarily due to gains on commitments to sell mortgage-related securities driven by a decrease in prices as interest rates increased during the commitment periods. We recognized fair value losses on our mortgage commitments in the first half of 2015 primarily due to losses on commitments to sell mortgage-related securities in the first quarter of 2015, which more than offset the gains on commitments to sell mortgage-related securities in the second quarter of 2015 described above. The losses we experienced on commitments to sell mortgage-related securities in the first quarter of 2015 were driven by an increase in prices as interest rates decreased during the commitment periods.
We recognized fair value losses on our mortgage commitments in the second quarter and first half of 2014 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment periods.
Credit-Related (Expense) Income
We refer to our (provision) benefit for loan losses and guaranty losses collectively as our “(provision) benefit for credit losses.” Credit-related (expense) income consists of our (provision) benefit for credit losses and foreclosed property (expense) income.
(Provision) Benefit for Credit Losses
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
Table 7: Total Loss Reserves

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Allowance for loan losses	$31,150	$35,541
Reserve for guaranty losses	658	1,246
Combined loss reserves	31,808	36,787
Other(1)	261	1,386
Total loss reserves	32,069	38,173
Fair value losses previously recognized on acquired credit-impaired loans(2)	8,944	9,864
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$41,013	$48,037
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

(2)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
Table 8: Changes in Combined Loss Reserves

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$32,498	$43,431	$36,787	$45,295
Provision (benefit) for credit losses	1,033	(1,639)	500	(2,413)
Charge-offs(1)	(2,097)	(1,960)	(7,486)	(3,587)
Recoveries	260	452	882	844
Other(2)	114	167	1,125	312
Ending balance	$31,808	$40,451	$31,808	$40,451

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$31,510	$36,383
Multifamily	298	404
Total	$31,808	$36,787
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.11%	1.28%
Multifamily	0.14	0.20
Combined loss reserves as a percentage of:
Total guaranty book of business	1.05%	1.20%
Recorded investment in nonaccrual loans	59.90	56.63
_________

(1)
Includes, for the six months ended June 30, 2015, charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin on January 1, 2015 and (2) $1.1 billion in accrued interest receivable in connection with our adoption of a change in accounting principle on January 1, 2015 related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for more information on these changes.

(2)	Amounts represent changes in other loss reserves which are offset by amounts reflected in benefit for credit losses, charge-offs and recoveries.
Our provision or benefit for credit losses continues to be a key driver of our results. The amount of our provision or benefit for credit losses may vary from period to period based on factors such as changes in actual and expected home prices, borrower payment behavior, the types and volumes of loss mitigation activities, the volumes of foreclosures completed and fluctuations in mortgage interest rates. In addition, our provision or benefit for credit losses and our loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
The following factors contributed to our provision for credit losses in the second quarter and first half of 2015:

•
Mortgage interest rates increased during the second quarter and first half of 2015. Due to the rise in mortgage interest rates, we expect a decline in future prepayments on individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment related to concessions provided on these loans and results in an increase in the provision for credit losses.

•
Home prices increased by 2.8% in the second quarter of 2015 and by 3.7% in the first half of 2015. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses.

•
We redesignated certain nonperforming single-family loans with an aggregate unpaid principal balance of $4.0 billion from HFI to HFS in the second quarter of 2015. These loans were adjusted to the lower of cost or fair value, which negatively impacted our provision for credit losses by approximately $500 million. We redesignated certain nonperforming single-family loans with an aggregate unpaid principal balance of $4.8 billion from HFI to HFS in the first half of 2015. These loans were adjusted to the lower of cost or fair value, which negatively impacted our provision for credit losses by approximately $600 million. These loans were redesignated to HFS as we intend to sell them or have sold them. As described in “Executive Summary—Helping to Build a Sustainable Housing Finance System,” we completed our first nonperforming loan sale in June 2015, and plan to complete additional sales of nonperforming loans by building these sales into a programmatic offering.

Our approach to the adoption of the charge-off provisions of the Advisory Bulletin on January 1, 2015 had no impact on the amount of provision for credit losses that we recognized in the second quarter or first half of 2015. See “Note 1, Summary of Significant Accounting Policies” for more information on the adoption of the Advisory Bulletin.
We recognized a benefit for credit losses in the second quarter and first half of 2014 primarily due to an increase in home prices. Home prices increased by 2.7% in the second quarter of 2014 and by 3.7% in the first half of 2014.

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
Table 9: Troubled Debt Restructurings and Nonaccrual Loans

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
TDRs on accrual status:
Single-family	$144,891	$144,649
Multifamily	471	645
Total TDRs on accrual status	$145,362	$145,294
Nonaccrual loans:
Single-family	$52,292	$64,136
Multifamily	809	823
Total nonaccrual loans	$53,101	$64,959
Accruing on-balance sheet loans past due 90 days or more(1)	$535	$585

	For the Six Months
	Ended June 30,
	2015	2014
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$2,903	$3,223
Interest income recognized for the period(3)	2,929	3,064
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

Foreclosed Property (Expense) Income
We recognized foreclosed property expense in the second quarter and first half of 2015 compared with foreclosed property income in the second quarter and first half of 2014 primarily due to increased operating expenses relating to our foreclosed properties driven by an increase in property preservation and repair costs. Additionally, we recognized more income from the resolution of compensatory fees and representation and warranty matters in the first half of 2014 compared with the first half of 2015.
Credit Loss Performance Metrics
Our credit-related (expense) income should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonaccrual loans and TDRs, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 10 displays the components of our credit loss performance metrics as well as our single-family and multifamily initial charge-off severity rates.
Table 10: Credit Loss Performance Metrics

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2015			2014			2015			2014
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$1,837	24.1	bps	$1,508	19.7	bps	$3,049	20.0	bps	$2,743	17.8	bps
Adoption of Advisory Bulletin and change in accounting principle(2)	—	—		—	—		3,555	23.3		—	—
Foreclosed property expense (income)	182	2.4		(214)	(2.8)		655	4.3		(476)	(3.1)
Credit losses including the effect of fair value losses on acquired credit-impaired loans	2,019	26.5		1,294	16.9		7,259	47.6		2,267	14.7
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense (income)(3)	110	1.4		175	2.3		246	1.6		335	2.2
Credit losses and credit loss ratio	$2,129	27.9	bps	$1,469	19.2	bps	$7,505	49.2	bps	$2,602	16.9	bps
Credit losses attributable to:
Single-family	$2,109			$1,497			$7,482			$2,624
Multifamily	20			(28)			23			(22)
Total	$2,129			$1,469			$7,505			$2,602
Single-family initial charge-off severity rate(4)		15.40%			18.89%			16.86%			19.62%
Multifamily initial charge-off severity rate(4)		25.67%			16.47%			24.88%			22.02%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)
Includes, for the six months ended June 30, 2015, charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin on January 1, 2015 and (2) $1.1 billion in accrued interest receivable in connection with our adoption of a change in accounting principle on January 1, 2015 related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for more information related to these changes.

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

Credit losses and our credit loss ratio increased in the second quarter of 2015 compared with the second quarter of 2014 primarily due to the recognition of losses associated with the redesignation of certain nonperforming single-family loans with an aggregate unpaid principal balance of $4.0 billion from HFI to HFS.
Credit losses and our credit loss ratio increased in the first half of 2015 compared with the first half of 2014 primarily due to our adoption of the charge-off provisions of the Advisory Bulletin on January 1, 2015, as well as a change in our accounting policy for nonaccrual loans. See “Note 1, Summary of Significant Accounting Policies” for more information on the adoption of the Advisory Bulletin.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”

Table 11 displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.
Table 11: Credit Loss Concentration Analysis

	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding (1)			Percentage of Single-Family Credit Losses(2)
	As of
	June 30,	December 31,	June 30,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2014	2015	2014	2015	2014
Geographical Distribution:
California(3)	20%	20%	20%	1%	(1)%	1%	(6)%
Florida	6	6	6	17	40	25	37
New Jersey	4	4	4	22	9	22	7
New York	5	5	5	23	6	17	5
All other states	65	65	65	37	46	35	57
Select higher-risk product features(4)	22	22	23	50	43	61	40
Vintages:(5)
2004 and prior	6	7	7	18	7	10	11
2005 - 2008	12	12	14	68	77	82	74
2009 - 2015	82	81	79	14	16	8	15
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

As shown in Table 11, the substantial majority of our credit losses for the second quarter and the first half of 2015 continued to be driven by loans originated in 2005 through 2008. We provide more detailed single-family credit performance information, including serious delinquency rates share and foreclosure activity, in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, which was enacted by Congress in December 2011, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.” TCCA fees increased in the second quarter and first half of 2015 compared with the second quarter and first half of 2014 due to an increase in the percentage of loans in our single-family guaranty book of business subject to TCCA fees. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.

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
In this section, we summarize our segment results for the second quarter and first half of 2015 and 2014 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 11, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
Single-Family Business Results
Table 12 displays the financial results of our Single-Family business. For a discussion of single-family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Other items that impact income or loss primarily include credit-related (expense) income, TCCA fees and administrative expenses.

Table 12: Single-Family Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
	(Dollars in millions)
Guaranty fee income(1)	$3,092	$2,893	$199	$6,132	$5,763	$369
Credit-related (expense) income(2)	(1,238)	1,781	(3,019)	(1,245)	2,783	(4,028)
TCCA fees(1)	(397)	(335)	(62)	(779)	(657)	(122)
Other expenses(3)	(412)	(512)	100	(951)	(1,026)	75
Income before federal income taxes	1,045	3,827	(2,782)	3,157	6,863	(3,706)
Provision for federal income taxes	(419)	(1,133)	714	(1,000)	(2,060)	1,060
Net income attributable to Fannie Mae	$626	$2,694	$(2,068)	$2,157	$4,803	$(2,646)
Other key performance data:
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$130,974	$84,096		$241,968	$161,068
Credit Guaranty Activity
Average single-family guaranty book of business(4)	$2,832,900	$2,870,663		$2,839,568	$2,877,082
Single-family effective guaranty fee rate (in basis points)(1)(5)	43.7	40.3		43.2	40.1
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(6)	59.9	62.6		60.5	62.8
Single-family serious delinquency rate, at end of period(7)	1.66%	2.05%		1.66%	2.05%
Market
Single-family mortgage debt outstanding, at end of period (total U.S. market)(8)	$9,855,269	$9,850,599		$9,855,269	$9,850,599
30-year mortgage rate, at end of period(9)	4.02%	4.14%		4.02%	4.14%
__________

(1)
Includes the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

(2)	Consists of the (provision) benefit for credit losses and foreclosed property (expense) income.

(3)	Consists of net interest income (loss), investment losses, net, fair value losses, net, losses from partnership investments, fee and other income, administrative expenses and other expenses.

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

(8)
Information labeled as of June 30, 2015 is as of March 31, 2015 and is based on the Federal Reserve’s June 2015 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(9)
Based on Freddie Mac’s Primary Mortgage Market Survey® rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

Pre-tax income decreased in the second quarter and first half of 2015 compared with the second quarter and first half of 2014 primarily due to credit-related expense in the second quarter and first half of 2015 compared with credit-related income in the second quarter and first half of 2014. This was partially offset by the recognition of higher guaranty fee income in the second quarter and first half of 2015 compared with the second quarter and first half of 2014.
We recognized single-family credit-related expense in the second quarter and first half of 2015 compared with credit-related income in the second quarter and first half of 2014 primarily due to an increase in mortgage interest rates during the second quarter and first half of 2015. Due to the rise in mortgage interest rates, we expect a decline in future prepayments on individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment related to concessions provided on these loans and results in an increase in the provision for credit losses. The negative impact from the increase in interest rates was partially offset by a positive impact from an increase in home prices during the second quarter of 2015. Also contributing to credit-related expense was the redesignation of certain nonperforming single-family loans from HFI to HFS in the second quarter of 2015. These loans were adjusted to the lower of cost or fair value, which negatively impacted our provision for credit losses. The change in intent is aligned with our plan to complete additional sales of nonperforming loans by building these sales into a programmatic offering. Furthermore, we recognized foreclosed property expense in the second quarter and first half of 2015 compared with foreclosed property income in the second quarter and first half of 2014 primarily due to increased operating expenses relating to our foreclosed properties driven by an increase in property preservation and repair costs. Additionally, we recognized more income from the resolution of compensatory fees and representation and warranty matters in the first half of 2014 compared with the first half of 2015. See “Consolidated Results of Operations—Credit-Related (Expense) Income” for more information on the drivers of our credit-related (expense) income.
Guaranty fee income and our effective guaranty fee rate increased in the second quarter and first half of 2015 compared with the second quarter and first half of 2014 as loans with higher guaranty fees have become a larger part of our single-family guaranty book of business primarily due to the cumulative impact of guaranty fee price increases implemented in 2012.
TCCA fees increased in the second quarter and first half of 2015 compared with the second quarter and first half of 2014, as single-family loans acquired since the implementation of the TCCA-related guaranty fee increase constituted a larger portion of our single-family guaranty book of business in the second quarter and first half of 2015.
Our single-family acquisition volume and single-family Fannie Mae MBS issuances increased in the first half of 2015 compared with the first half of 2014, driven primarily by an increase in refinance activity. Higher refinance activity also drove an increase in liquidations of loans from our single-family guaranty book of business in the first half of 2015 compared with the first half of 2014. Accordingly, the size of our single-family guaranty book of business remained relatively flat.
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
Table 13 displays the financial results of our Multifamily business. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income, which includes yield maintenance income. Other items that affect income or loss primarily include credit-related income and administrative expenses.

Table 13: Multifamily Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
	(Dollars in millions)
Guaranty fee income	$357	$317	$40	$697	$628	$69
Fee and other income	84	31	53	135	55	80
Gains from partnership investments(1)	43	34	9	255	79	176
Credit-related income(2)	23	72	(49)	90	106	(16)
Other expenses(3)	(100)	(69)	(31)	(217)	(162)	(55)
Income before federal income taxes	407	385	22	960	706	254
Provision for federal income taxes	(41)	(9)	(32)	(111)	—	(111)
Net income attributable to Fannie Mae	$366	$376	$(10)	$849	$706	$143
Other key performance data:
Securitization Activity/New Business
Multifamily new business volume(4)	$14,632	$4,643		$24,996	$8,163
Multifamily units financed from new business volume	181,000	93,000		315,000	165,000
Multifamily Fannie Mae MBS issuances(5)	$14,979	$5,519		$26,397	$10,398
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$3,017	$3,161		$6,451	$6,423
Multifamily Fannie Mae MBS outstanding, at end of period(6)	$181,992	$153,246		$181,992	$153,246
Credit Guaranty Activity
Average multifamily guaranty book of business(7)	$209,968	$198,302		$207,750	$199,074
Multifamily effective guaranty fee rate (in basis points)(8)	68.0	63.9		67.1	63.1
Multifamily credit loss ratio (in basis points)(9)	3.8	(5.6)		2.2	(2.2)
Multifamily serious delinquency rate, at end of period	0.05%	0.10%		0.05%	0.10%
Percentage of multifamily guaranty book of business with credit enhancement, at end of period	93%	92%		93%	92%
Fannie Mae percentage of total multifamily mortgage debt outstanding, at end of period(10)	19%	19%		19%	19%
Portfolio Data
Average Fannie Mae multifamily mortgage loans and Fannie Mae MBS in Capital Markets group’s portfolio(11)	$35,037	$50,934		$37,388	$53,870
Additional net interest income and yield maintenance income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(12)	$222	$185		$392	$352
__________

(1)
Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income. Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(2)	Consists of the benefit for credit losses and foreclosed property income.

(3)	Consists of net interest loss, investment gains, net, administrative expenses and other expenses.

(4)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations), multifamily loans purchased, and credit enhancements provided during the period.

(5)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $400 million and $905 million for the three months ended June 30, 2015 and 2014, respectively, and $1.5 billion and $2.3 billion for the six months ended June 30, 2015 and 2014, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and MBS reissuances of $60 million for the three and six months ended June 30, 2015. We did not have any conversions of adjustable-rate loans to fixed-rate loans or MBS reissuances during the three and six months ended June 30, 2014.

(6)
Includes $15.1 billion and $18.4 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of June 30, 2015 and 2014, respectively.

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

(10)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of June 30, 2015 is as of March 31, 2015 and is based on the Federal Reserve’s June 2015 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

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

Pre-tax income increased in the second quarter of 2015 compared with the second quarter of 2014 primarily due to increases in fee and other income and guaranty fee income, partially offset by lower credit-related income. Pre-tax income increased in the first half of 2015 compared with the first half of 2014 primarily due to increases in gains from partnership investments, fee and other income and guaranty fee income.
Guaranty fee income increased in the second quarter and first half of 2015 compared with the second quarter and first half of 2014 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Fee and other income increased in the second quarter and first half of 2015 compared with the second quarter and first half of 2014 due to an increase in yield maintenance income as a result of higher prepayment volumes in the second quarter and first half of 2015 compared with the second quarter and first half of 2014.
Credit-related income decreased in the second quarter and first half of 2015 compared with the second quarter and first half of 2014 primarily driven by lower gains on the disposition of REO properties in the second quarter and first half of 2015.
Gains from partnership investments increased in the first half of 2015 compared with the first half of 2014 as a result of sales of investments in markets with strong multifamily fundamentals.
Capital Markets Group Results
Table 14 displays the financial results of our Capital Markets group. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s retained mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk” in our 2014 Form 10-K and “Note 9, Derivative Instruments” in this report and our 2014 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, as well as allocated guaranty fee expense and administrative expenses.

Table 14: Capital Markets Group Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
	(Dollars in millions)
Net interest income(1)	$1,513	$1,917	$(404)	$3,115	$3,747	$(632)
Investment gains, net(2)	1,562	1,625	(63)	3,071	2,910	161
Fair value gains (losses), net(3)	2,555	(1,098)	3,653	585	(2,435)	3,020
Fee and other income	150	136	14	205	4,269	(4,064)
Other expenses(4)	(380)	(421)	41	(758)	(831)	73
Income before federal income taxes	5,400	2,159	3,241	6,218	7,660	(1,442)
Provision for federal income taxes	(1,750)	(610)	(1,140)	(1,969)	(2,276)	307
Net income attributable to Fannie Mae	$3,650	$1,549	$2,101	$4,249	$5,384	$(1,135)
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $518 million and $678 million for the three months ended June 30, 2015 and 2014, respectively, and $1.1 billion and $1.4 billion for the six months ended June 30, 2015 and 2014, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(4)
Includes allocated guaranty fee expense, debt extinguishment (losses) gains, net, administrative expenses, and other expenses. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

Pre-tax income increased in the second quarter of 2015 compared with the second quarter of 2014 primarily due to fair value gains recognized in the second quarter of 2015 compared with fair value losses in the second quarter of 2014, partially offset by lower net interest income in the second quarter of 2015. Pre-tax income decreased in the first half of 2015 compared with the first half of 2014 primarily due to lower fee and other income and lower net interest income in the first half of 2015, partially offset by a shift to fair value gains in the first half of 2015 from fair value losses in the first half of 2014.
Fee and other income decreased in the first half of 2015 compared with the first half of 2014 due to revenue of $4.2 billion recognized in the first half of 2014 as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us.
Fair value gains in the second quarter and first half of 2015 were primarily due to fair value gains on our risk management derivatives. The derivatives fair value gains and losses that are reported for the Capital Markets group are consistent with the amounts reported in our condensed consolidated statements of operations and comprehensive income. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
The decrease in net interest income in the second quarter and first half of 2015 compared with the second quarter and first half of 2014 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap.
We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value gains (losses), net” and is displayed in “Table 6: Fair Value Gains (Losses), Net.”
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
As we continue to reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will continue to decrease. As of June 30, 2015, we owned $390.3 billion in mortgage assets, compared with $413.3 billion as of December 31, 2014. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2014 Form 10-K.
Table 15 displays our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance.
Table 15: Capital Markets Group’s Mortgage Portfolio Activity

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Mortgage loans:
Beginning balance	$281,402	$305,989	$285,610	$314,664
Purchases	57,220	36,346	106,008	67,246
Securitizations(1)	(55,629)	(30,598)	(98,386)	(57,141)
Sales	(633)	(1,879)	(633)	(1,879)
Liquidations(2)	(11,551)	(11,175)	(21,790)	(24,207)
Mortgage loans, ending balance	270,809	298,683	270,809	298,683

Mortgage securities:
Beginning balance	130,282	161,723	127,703	176,037
Purchases(3)	12,508	4,516	21,198	8,046
Securitizations(1)	55,629	30,598	98,386	57,141
Sales	(73,364)	(35,845)	(117,032)	(73,087)
Liquidations(2)	(5,557)	(6,903)	(10,757)	(14,048)
Mortgage securities, ending balance	119,498	154,089	119,498	154,089
Total Capital Markets group’s mortgage portfolio	$390,307	$452,772	$390,307	$452,772
__________

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(2)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 16 displays the composition of the unpaid principal balance of the Capital Markets group’s mortgage portfolio and our assessment of the liquidity of these assets. Our assessment is based on the liquidity within the markets in which the assets are traded, the issuers of the assets and the nature of the collateral underlying the assets. Our unsecuritized mortgage loans, PLS and other non-agency securities are considered less liquid. Fannie Mae securities that are collateralized by non-agency mortgage-related securities are also considered to be less liquid.
Table 16: Capital Markets Group’s Mortgage Portfolio Composition

	As of
	June 30, 2015			December 31, 2014
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(Dollars in millions)
Mortgage loans:
Single-family loans:
Government insured or guaranteed	$—	$35,064	$35,064	$—	$36,442	$36,442
Conventional	—	217,204	217,204	—	225,800	225,800
Total single-family loans	—	252,268	252,268	—	262,242	262,242
Multifamily loans:
Government insured or guaranteed	—	235	235	—	243	243
Conventional	—	18,306	18,306	—	23,125	23,125
Total multifamily loans	—	18,541	18,541	—	23,368	23,368
Total mortgage loans	—	270,809	270,809	—	285,610	285,610
Mortgage-related securities:
Fannie Mae	80,824	11,983	92,807	80,377	12,442	92,819
Freddie Mac	6,006	—	6,006	6,368	—	6,368
Ginnie Mae	607	—	607	572	—	572
Alt-A private-label securities	—	4,532	4,532	—	7,745	7,745
Subprime private-label securities	—	6,009	6,009	—	8,913	8,913
Commercial mortgage-backed securities (“CMBS”)	—	3,599	3,599	—	3,686	3,686
Mortgage revenue bonds	—	3,607	3,607	—	4,556	4,556
Other mortgage-related securities	—	2,331	2,331	—	3,044	3,044
Total mortgage-related securities(1)	$87,437	$32,061	$119,498	$87,317	$40,386	$127,703
Total Capital Markets group’s mortgage portfolio	$87,437	$302,870	$390,307	$87,317	$325,996	$413,313
__________

(1)	The fair value of these mortgage-related securities was $126.2 billion and $133.5 billion as of June 30, 2015 and December 31, 2014, respectively.
The Capital Markets group’s mortgage portfolio decreased as of June 30, 2015 compared with December 31, 2014, as we reduce the size of our retained mortgage portfolio to comply with the requirement of our senior preferred stock purchase agreement with Treasury and FHFA’s request to further cap our portfolio.
As described in “Executive Summary—Helping to Build a Sustainable Housing Finance System,” we completed our first nonperforming loan sale in June 2015, selling loans with an aggregate unpaid principal balance of $633 million, which reduced our less liquid assets as of June 30, 2015, compared with as of December 31, 2014. During the second quarter and first half of 2014, we sold multifamily loans with an aggregate unpaid principal balance of $1.9 billion.

The loans we purchased in the first half of 2015 included $7.0 billion in delinquent loans we purchased from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements. Table 17 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio.
Table 17: Capital Markets Group’s Mortgage Portfolio

	As of
	June 30, 2015		December 31, 2014
	Unpaid Principal Balance	Percent of total	Unpaid Principal Balance	Percent of total
	(Dollars in millions)
TDRs on accrual status	$141,232	36%	$140,828	34%
Nonaccrual loans	51,459	13	58,597	14
All other mortgage-related assets	197,616	51	213,888	52
Total Capital Markets group’s mortgage portfolio	$390,307	100%	$413,313	100%

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 18: Summary of Condensed Consolidated Balance Sheets

	As of
	June 30, 2015	December 31, 2014	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$41,323	$52,973	$(11,650)
Restricted cash	37,388	32,542	4,846
Investments in securities(1)	59,025	62,158	(3,133)
Mortgage loans:
Of Fannie Mae	255,393	272,666	(17,273)
Of consolidated trusts	2,787,935	2,782,369	5,566
Allowance for loan losses	(31,150)	(35,541)	4,391
Mortgage loans, net of allowance for loan losses	3,012,178	3,019,494	(7,316)
Deferred tax assets, net	39,803	42,206	(2,403)
Other assets	35,683	38,803	(3,120)
Total assets	$3,225,400	$3,248,176	$(22,776)
Liabilities and equity
Debt:
Of Fannie Mae	$425,085	$460,443	$(35,358)
Of consolidated trusts	2,773,484	2,761,712	11,772
Other liabilities	20,672	22,301	(1,629)
Total liabilities	3,219,241	3,244,456	(25,215)
Total equity	6,159	3,720	2,439
Total liabilities and equity	$3,225,400	$3,248,176	$(22,776)

__________

(1)
Includes $23.8 billion as of June 30, 2015 and $19.5 billion as of December 31, 2014 of U.S. Treasury securities that are included in our other investments portfolio, which we present in “Table 22: Cash and Other Investments Portfolio.”

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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by servicers of loans backing consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash increased as of June 30, 2015 compared with the balance as of December 31, 2014 primarily as a result of an increase in prepayments received on mortgage loans in June 2015 compared with prepayments received in December 2014.
Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 19 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities. We classify PLS as Alt-A, subprime or commercial mortgage-backed securities (“CMBS”) if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty (which we refer to as “wraps”).
Table 19: Summary of Mortgage-Related Securities at Fair Value

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$9,717	$10,579
Freddie Mac	6,484	6,897
Ginnie Mae	674	642
Alt-A private-label securities	4,105	6,598
Subprime private-label securities	4,555	6,547
CMBS	3,768	3,912
Mortgage revenue bonds	3,773	4,745
Other mortgage-related securities	2,159	2,772
Total	$35,235	$42,692

The decrease in mortgage-related securities at fair value from December 31, 2014 to June 30, 2015 was primarily driven by sales of PLS and mortgage revenue bonds in the first half of 2015.
Mortgage Loans
The decrease in mortgage loans from December 31, 2014 to June 30, 2015 was primarily due to liquidations outpacing acquisition volumes. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
The decrease in our allowance for loan losses from December 31, 2014 to June 30, 2015 was primarily driven by our approach to adopting the charge-off provisions of the Advisory Bulletin on January 1, 2015, liquidations of mortgage loans and improvement in home prices, which was partially offset by an increase in mortgage interest rates. See “Note 1, Summary of Significant Accounting Policies” for more information concerning the adoption of the Advisory Bulletin.

Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. The decrease in debt of Fannie Mae from December 31, 2014 to June 30, 2015 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts from December 31, 2014 to June 30, 2015 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Total Equity
Total equity increased as of June 30, 2015 compared with December 31, 2014 due to our comprehensive income recognized during the first half of 2015, partially offset by our payments of senior preferred stock dividends to Treasury during the first half of 2015.

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
Fannie Mae Debt Funding Activity
Table 20 displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.
Table 20: Activity in Debt of Fannie Mae

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$43,667	$62,274	$95,778	$94,712
Weighted-average interest rate	0.11%	0.06%	0.11%	0.06%
Long-term:(1)
Amount	$16,518	$5,100	$33,241	$13,160
Weighted-average interest rate	1.60%	1.95%	1.62%	1.75%
Total issued:
Amount	$60,185	$67,374	$129,019	$107,872
Weighted-average interest rate	0.52%	0.20%	0.50%	0.26%
Paid off during the period:(2)
Short-term:
Amount	$61,762	$36,826	$119,488	$76,098
Weighted-average interest rate	0.11%	0.08%	0.08%	0.08%
Long-term:
Amount	$22,267	$35,282	$45,430	$84,399
Weighted-average interest rate	1.84%	1.68%	1.32%	1.78%
Total paid off:
Amount	$84,029	$72,108	$164,918	$160,497
Weighted-average interest rate	0.57%	0.86%	0.42%	0.97%
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
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $563.6 billion in 2015. As of June 30, 2015, our aggregate indebtedness totaled $428.6 billion, which was $135.0 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.
Table 21 displays information on our outstanding short-term and long-term debt based on its original contractual terms.
Table 21: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	June 30, 2015			December 31, 2014
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$—	—%	—	$50	—%

Short-term debt of Fannie Mae	—	$81,338	0.16%	—	$105,012	0.11%
Debt of consolidated trusts	—	1,409	0.12	—	1,560	0.09
Total short-term debt		$82,747	0.16%		$106,572	0.11%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2015 - 2030	$170,531	2.42%	2015 - 2030	$173,010	2.41%
Medium-term notes(3)	2015 - 2025	111,556	1.49	2015 - 2024	114,556	1.42
Foreign exchange notes and bonds	2021 - 2028	624	5.29	2021 - 2028	619	5.44
Other	2015 - 2038	29,545	4.74	2015 - 2038	32,322	4.63
Total senior fixed		312,256	2.31		320,507	2.29
Senior floating:
Medium-term notes(3)	2015 - 2019	18,420	0.19	2015 - 2019	24,469	0.15
Connecticut Avenue Securities(4)	2023 - 2025	8,514	3.19	2023 - 2024	6,041	2.97
Other(5)	2020 - 2037	346	8.64	2020 - 2037	363	8.71
Total senior floating		27,280	1.22		30,873	0.81
Subordinated debentures	2019	4,034	9.93	2019	3,849	9.93
Secured borrowings(6)	2021 - 2022	177	1.92	2021 - 2022	202	1.90
Total long-term debt of Fannie Mae		343,747	2.31		355,431	2.24
Debt of consolidated trusts(5)	2015 - 2054	2,772,075	2.85	2015 - 2054	2,760,152	3.02
Total long-term debt		$3,115,822	2.79%		$3,115,583	2.93%
Outstanding callable debt of Fannie Mae(7)		$107,459	1.84%		$114,990	1.79%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $3.6 billion and $4.1 billion as of June 30, 2015 and December 31, 2014, respectively. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $428.7 billion and $464.6 billion as of June 30, 2015 and December 31, 2014, respectively.

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
Maturity Profile of Outstanding Debt of Fannie Mae
Our outstanding short-term debt, as a percentage of our total outstanding debt, was 19% as of June 30, 2015 compared with 23% as of December 31, 2014. The weighted-average interest rate on our long-term debt increased to 2.31% as of June 30, 2015 from 2.24% as of December 31, 2014.
Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 33% as of June 30, 2015 and 37% as of December 31, 2014. The weighted-average maturity of our outstanding debt that is maturing within one year was 120 days as of June 30, 2015, compared with 131 days as of December 31, 2014. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 58 months as of June 30, 2015, compared with approximately 61 months as of December 31, 2014. We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Cash and Other Investments Portfolio
Table 22 displays information on the composition of our cash and other investments portfolio. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.
Table 22: Cash and Other Investments Portfolio

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Cash and cash equivalents	$19,313	$22,023
Federal funds sold and securities purchased under agreements to resell or similar arrangements	22,010	30,950
U.S. Treasury securities	23,790	19,466
Total cash and other investments	$65,113	$72,439
Credit Ratings
As of June 30, 2015, our credit ratings have not changed since we filed our 2014 Form 10-K. For additional information on our credit ratings, see “MD&A—Liquidity and Capital Management—Fannie Mae Credit Ratings” in our 2014 Form 10-K.
Cash Flows
Six Months Ended June 30, 2015. Cash and cash equivalents decreased by $2.7 billion from $22.0 billion as of December 31, 2014 to $19.3 billion as of June 30, 2015. The decrease was primarily driven by cash outflows from (1) the redemption of funding debt, which outpaced issuances due to lower funding needs and (2) the acquisition of delinquent loans out of MBS trusts.
Partially offsetting these cash outflows were cash inflows from (1) proceeds from repayment of loans of Fannie Mae, (2) the sale of our acquired property and (3) proceeds from the sale and liquidation of mortgage-related securities.
Six Months Ended June 30, 2014. Cash and cash equivalents increased by $1.6 billion from $19.2 billion as of December 31, 2013 to $20.8 billion as of June 30, 2014. The increase was primarily driven by cash inflows from (1) the sale of our acquired property, (2) the sale of Fannie Mae MBS to third parties and (3) proceeds from repayment of loans of Fannie Mae.

Partially offsetting these cash inflows were cash outflows from (1) the redemption of funding debt, which outpaced issuances due to lower funding needs and (2) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of our core capital over statutory minimum capital was $138.7 billion as of June 30, 2015 and $142.2 billion as of December 31, 2014.
Under the terms of the senior preferred stock, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve amount. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $4.4 billion by September 30, 2015.
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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2015. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of June 30, 2015 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. If we draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. For additional information, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement” in our 2014 Form 10-K.
Our second quarter 2015 dividend of $1.8 billion was declared by FHFA and subsequently paid by us on June 30, 2015. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount is $1.8 billion for dividend periods in 2015 and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the third quarter of 2015 of $4.4 billion by September 30, 2015. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.
See “Risk Factors” in our 2014 Form 10-K for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2014 Form 10-K for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $29.5 billion as of June 30, 2015 and $31.7 billion as of December 31, 2014.
For a description of our off-balance sheet arrangements, see “MD&A—Off-Balance Sheet Arrangements” in our 2014 Form 10-K.

RISK MANAGEMENT
Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We actively monitor and manage these risks by using an established risk management framework. In addition to our exposure to credit, market and operational risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Risk Factors” and “Legislative and Regulatory Developments—Housing Finance Reform” in this report and in “Business—Housing Finance Reform” in our 2014 Form 10-K. This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could affect our ability to retain and hire qualified employees.
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
Mortgage Credit Book of Business
Table 23 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of June 30, 2015 and December 31, 2014.

Table 23: Composition of Mortgage Credit Book of Business

	As of
	June 30, 2015			December 31, 2014
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,814,556	$197,652	$3,012,208	$2,837,211	$187,300	$3,024,511
Unconsolidated Fannie Mae MBS, held by third parties(2)	10,746	1,249	11,995	11,660	1,267	12,927
Other credit guarantees(3)	3,151	14,344	17,495	4,033	14,748	18,781
Guaranty book of business	$2,828,453	$213,245	$3,041,698	$2,852,904	$203,315	$3,056,219
Agency mortgage-related securities(4)	6,607	8	6,615	6,932	8	6,940
Other mortgage-related securities(5)	13,079	6,998	20,077	19,973	7,970	27,943
Mortgage credit book of business	$2,848,139	$220,251	$3,068,390	$2,879,809	$211,293	$3,091,102
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,773,867	$211,771	$2,985,638	$2,795,666	$201,763	$2,997,429
Government Guaranty Book of Business(7)	$54,586	$1,474	$56,060	$57,238	$1,552	$58,790
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
The 2008 Reform Act requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases to fund the U.S. Department of Housing and Urban Development’s Housing Trust Fund and Treasury’s Capital Magnet Fund. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. New business purchases were $267.5 billion in the first half of 2015. We recognized an expense of $112 million related to this obligation in the first half of 2015 and we expect to pay these funds, plus additional amounts to be accrued based on our new business purchases in the second half of 2015, in February 2016. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Affordable Housing Allocations” in our 2014 Form 10-K for more information regarding this obligation.
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of June 30, 2015 and December 31, 2014. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These approaches may increase our expenses and may not be effective in reducing our credit-related expense or credit losses. We provide information on our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related (Expense) Income.” For information on how we evaluate and factors that affect our single-family mortgage credit risk, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in our 2014 Form 10-K.
The single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business.
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter, our proprietary automated underwriting system which measures credit risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize.
We are undertaking various initiatives to better serve our customers’ needs and improve our business efficiency. As part of these initiatives, we have implemented or announced a number of changes in 2015 that are designed to help our customers originate mortgages with increased certainty, efficiency and lower cost, including the following:

•
in January 2015, we made Collateral Underwriter available at no cost to lenders, giving them access to the same appraisal review tool we use so that they can address potential appraisal issues prior to delivering a loan to us;

•	in April 2015, we integrated Collateral Underwriter with Desktop Underwriter, which we believe will enhance our lenders’ risk management and underwriting capabilities;

•
effective June 2015, we no longer charge customers for using our Desktop Underwriter and Desktop Originator systems, which we expect will allow more lenders to access these systems in their underwriting process;

•
beginning in the fall of 2015, we plan to enhance our Early Check loan verification tool with additional loan-level data integrity capabilities, to give lenders confidence that the loans they deliver to us meet our requirements; and

•	in late 2015, we expect to make available a new loan delivery platform for lenders that is designed to help lenders deliver loans more efficiently and with greater transparency and certainty.
For information on our single-family acquisition and servicing policies and on our underwriting and servicing standards, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2014 Form 10-K.

Table 24 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business by acquisition period.
Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period

	As of June 30, 2015
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%(3)	Serious Delinquency Rate(4)
2009-2015 acquisitions, excluding HARP and other Refi Plus loans	64%	59%	* %	0.22%
HARP loans(5)	10	83	16	1.07
Other Refi Plus loans(6)	8	49	*	0.39
2005-2008 acquisitions	12	78	19	7.51
2004 and prior acquisitions	6	46	1	3.12
Total single-family book of business	100%	62%	4%	1.66%
__________
* Represents less than 0.5%

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of June 30, 2015.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of June 30, 2015.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the June 30, 2015 serious delinquency rates of loans acquired in 2005 through 2008.

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
We derive an eligibility defect rate from our random reviews, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use the eligibility defect rate to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process. As of June 30, 2015, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions made during the twelve months ended May 31, 2014 was 1.30%. Because of enhancements to the sampling methodology of our random reviews that we implemented in 2013, the eligibility defect rate for our 2013 and 2014 loan acquisitions is not directly comparable to the “significant findings rate” we reported on our acquisitions in prior periods. We continue to work with lenders to reduce the number of defects identified.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief under our new representation and warranty framework described below. We refer to our demands that mortgage sellers and servicers meet these obligations collectively as repurchase requests. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers and Servicers” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2014 Form 10-K for a discussion of our mortgage sellers and servicers’ repurchase obligations. As of June 30, 2015, we have issued repurchase requests on approximately 0.47% of the $269.2 billion of unpaid principal balance of single-family loans delivered to us in the first nine months of 2014, for which reviews have been substantially completed.
The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which is substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. Amounts relating to repurchase requests originating from missing documentation or loan files where a full file review could not be completed are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed. Total outstanding repurchase requests as of June 30, 2015 were $1.2 billion, compared with $1.0 billion as of December 31, 2014.
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
As of June 30, 2015, approximately 34% of the outstanding loans in our single-family conventional guaranty book of business were acquired under the new representation and warranty framework. Table 25 below displays information regarding the relief status of single-family conventional loans, based on payment history, delivered to us beginning in 2013 under the new representation and warranty framework.

Table 25: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2015

	As of June 30, 2015
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$157,057	1,058,267	$—	—	$157,057	1,058,267
Remain eligible for relief	39,387	262,702	924,984	4,443,751	964,371	4,706,453
Are not eligible for relief	3,224	20,578	9,928	51,033	13,152	71,611
Total outstanding loans acquired under the new representation and warranty framework	$199,668	1,341,547	$934,912	4,494,784	$1,134,580	5,836,331
As of June 30, 2015, approximately 18% of loans acquired under the new representation and warranty framework had obtained relief. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans acquired beginning in 2013 that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus of our quality control reviews to shortly after the time the loans are delivered to us. We also retain the right to review any defaulted loans that were not previously reviewed and have not obtained relief, in addition to retaining the right to review all loans for any violations of life of loan representations and warranties.
Risk-Sharing Transactions
FHFA’s 2015 conservatorship scorecard includes an objective that we transact credit risk transfers on reference pools of single-family mortgages with an unpaid principal balance of at least $150 billion, with this unpaid principal balance requirement to be reviewed periodically and adjusted as necessary to reflect market conditions. In meeting this target, we must utilize at least two types of risk transfer structures. Our primary method of achieving this objective has been through the issuance of CAS, which transfers a portion of the credit risk associated with losses on the reference pool of mortgage loans to investors in these securities. During the first half of 2015, we issued $2.9 billion in CAS, transferring a portion the credit risk on single-family mortgages with an unpaid principal balance of $95.2 billion. In July 2015, we issued an additional $1.6 billion in CAS, transferring a portion of the credit risk on single-family mortgages with an unpaid principal balance of approximately $48.3 billion. For information on credit insurance risk transfer, another type of credit risk transfer transaction, see “Institutional Counterparty Credit Risk Management—Credit Guarantors—Reinsurers.”
In a CAS transaction, we create a reference pool consisting of recently acquired single-family mortgage loans included in our single-family guaranty book of business. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (that is, first loss, mezzanine and senior). We receive cash and issue CAS (which relate to the mezzanine loss position) to investors, which we recognize as “Debt of Fannie Mae” in our condensed consolidated balance sheets.
We are obligated to make payments of principal and interest on the CAS, and we recognize the interest paid as “Long-term debt interest expense” in our condensed consolidated statements of operations and comprehensive income. The principal balance of the CAS is reduced as a result of principal liquidations of loans in the reference pool or when certain specified credit events (such as a loan becoming 180 days delinquent) occur on the loans in the reference pool. In turn, these credit events may reduce the total amount of payments we ultimately make on the CAS. However, principal reductions will first occur on the first loss position, which is retained by us, until it is fully reduced before the CAS begin participating in reductions to the principal balances. As the reference pools underlying CAS issued to date consist of recently acquired single-family mortgage loans, we have recognized minimal credit losses on loans in these reference pools to date.

Table 26 displays the credit risk transferred to third parties and retained by Fannie Mae pursuant to our CAS transactions from 2013 through June 30, 2015.
Table 26: Credit Risk Transferred Pursuant to CAS Issuances

	At Issuance					As of June 30, 2015
	Retained by Fannie Mae			Transferred to Third Parties
	First Loss Position	Mezzanine Loss Position	Senior Loss Position	Mezzanine Loss Position	Total Reference Pool	Total Outstanding Reference Pool(1)
	(Dollars in millions)
First half of 2015 CAS issuances:
CAS 2015 C01	$257	$78	$48,389	$1,469	$50,193	$44,476
CAS 2015 C02	248	76	43,236	1,449	45,009	43,823
Total first half of 2015 CAS issuances	$505	$154	$91,625	$2,918	$95,202	$88,299
Prior CAS issuances:
2014 issuances	$845	$355	$215,175	$5,849	$222,224	$202,389
2013 issuances	80	47	25,954	675	26,756	23,125
Total prior CAS issuances	$925	$402	$241,129	$6,524	$248,980	$225,514
Total CAS issuances	$1,430	$556	$332,754	$9,442	$344,182	$313,813
Total outstanding reference pool as a percentage of single-family conventional guaranty book of business						11.31%
__________

(1)	Includes $8.6 billion outstanding for the mezzanine loss tranche transferred to third parties as of June 30, 2015.
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

Table 27 displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.
Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Original LTV ratio:(5)
<= 60%	19%	16%	19%	16%	21%	21%
60.01% to 70%	14	12	14	12	14	14
70.01% to 80%	40	40	40	40	38	38
80.01% to 90%(6)	12	13	12	13	11	11
90.01% to 100%(6)	14	17	14	16	11	11
100.01% to 125%(6)	1	1	1	2	3	3
Greater than 125%(6)	*	1	*	1	2	2
Total	100%	100%	100%	100%	100%	100%
Weighted-average	74%	77%	74%	77%	75%	75%
Average loan amount	$223,320	$199,451	$222,548	$196,374	$160,084	$159,997
Estimated mark-to-market LTV ratio:(7)
<= 60%					46%	42%
60.01% to 70%					19	19
70.01% to 80%					17	18
80.01% to 90%					9	10
90.01% to 100%					5	6
100.01% to 125%					3	4
Greater than 125%					1	1
Total					100%	100%
Weighted-average					62%	64%
Product type:
Fixed-rate:(8)
Long-term	81%	76%	81%	75%	74%	74%
Intermediate-term	17	19	17	20	17	17
Interest-only	—	—	—	—	1	1
Total fixed-rate	98	95	98	95	92	92
Adjustable-rate:
Interest-only	—	*	—	*	2	2
Other ARMs	2	5	2	5	6	6
Total adjustable-rate	2	5	2	5	8	8
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%	97%	97%
2-4 units	3	3	3	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	89%	90%	89%	91%	91%
Condo/Co-op	10	11	10	11	9	9
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Occupancy type:
Primary residence	88%	87%	88%	86%	88%	88%
Second/vacation home	4	4	4	4	4	4
Investor	8	9	8	10	8	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620(9)	1%	1%	1%	2%	2%	3%
620 to < 660	4	6	4	5	5	5
660 to < 700	11	13	11	14	12	12
700 to < 740	20	21	20	21	20	19
>= 740	64	59	64	58	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted-average	750	744	749	743	744	744
Loan purpose:
Purchase	40%	54%	39%	50%	31%	31%
Cash-out refinance	18	15	18	15	20	20
Other refinance	42	31	43	35	49	49
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	14%	14%	14%	14%	15%	15%
Northeast	14	14	14	15	19	19
Southeast	20	21	19	21	22	22
Southwest	19	21	19	20	16	16
West	33	30	34	30	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
<= 2006					12%	13%
2007					4	4
2008					2	2
2009					5	6
2010					8	9
2011					9	10
2012					22	24
2013					19	21
2014					12	11
2015					7	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of June 30, 2015 and December 31, 2014. See

“Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—Jumbo Conforming and High-Balance Loans” in our 2014 Form 10-K for information on our loan limits.

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

Credit Profile Summary
Overview
Our acquisitions in the first half of 2015 continued to have a strong credit profile with a weighted average original LTV of 74% compared with 77% in the first half of 2014. Our acquisition of loans with original LTV ratios over 80% decreased to 27% in the first half of 2015, compared with 32% in the first half of 2014. This decrease was primarily due to an increase in our acquisitions of refinance loans, which increased to 61% in the first half of 2015, compared with 50% in the first half of 2014, and a decline in our acquisitions of home purchase loans and HARP loans. Home purchase loans and HARP loans typically have higher LTV ratios than non-HARP refinance loans. The weighted average FICO credit score of our acquisitions increased to 749 in the first half of 2015, compared with 743 in the first half of 2014. Our acquisitions of loans with FICO credit scores at origination of 740 or above increased to 64% in the first half of 2015, compared with 58% in the first half of 2014. Our acquisition of loans with FICO credit scores at origination of less than 700 decreased to 16% in the first half of 2015, compared with 21% in the first half of 2014.
The credit profile of our future acquisitions will depend on many factors, including: our future guaranty fee pricing and any impact of that pricing on the volume and mix of loans we acquire; our future eligibility standards and those of mortgage insurers, FHA and VA; the percentage of loan originations representing refinancings; changes in interest rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; government policy; market and competitive conditions; and the volume and characteristics of HARP loans we acquire in the future. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions. We discuss our efforts to increase access to mortgage credit for creditworthy borrowers in “Executive Summary—Single-Family Guaranty Book of Business—Providing Targeted Access to Credit Opportunities for Creditworthy Borrowers.”
HARP and Refi Plus Loans
Since 2009, we have offered HARP under our Refi Plus initiative, which was designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values. HARP offers refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Under HARP, we allow our borrowers who have mortgage loans that have note dates prior to June 2009 with current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Accordingly, HARP loans have LTV ratios at origination in excess of 80%. HARP loans cannot (1) be an adjustable-rate mortgage loan, if the initial fixed period is less than five years; (2) have an interest only feature, which permits the payment of interest without a payment of principal; (3) be a balloon mortgage loan; or (4) have the potential for negative amortization. In May 2015, FHFA announced the extension of the ending date for HARP to December 31, 2016. In addition, we have extended our Refi Plus initiative until December 31, 2016.

The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Since 2012, we have acquired HARP loans with LTV ratios greater than 125% for fixed-rate loans of eligible borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of June 30, 2015, HARP loans, which constituted 10% of our single-family book of business, had a weighted average FICO credit score at origination of 730 compared with 744 for loans in our single-family book of business overall.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the newly acquired loans essentially replaces the credit risk on the loans that we already held prior to the refinancing. These loans have higher risk profiles and higher serious delinquency rates than the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate). HARP loans constituted approximately 3% of our total single-family acquisitions in the first half of 2015, compared with approximately 8% of total single-family acquisitions in the first half of 2014. We expect the volume of refinancings under HARP to continue to decline, due to a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of June 30, 2015 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period.”
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
We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business,” “Note 3, Mortgage Loans,” and “Note 13, Concentrations of Credit Risk.”
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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $109.7 billion as of June 30, 2015, represented approximately 4% of our single-family conventional guaranty book of business. Because we discontinued the purchase of newly originated Alt-A loans in 2009, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time.
See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2014 Form 10-K for a discussion of other types of loans, including jumbo conforming loans, high balance loans, adjustable-rate mortgages and fixed-rate interest only mortgages.
Problem Loan Management
Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. If a borrower does not make required payments, or is in jeopardy of not making payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan workouts reflect our various types of home retention solutions, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure. When appropriate, we seek to move to foreclosure expeditiously. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem

Loan Management” in our 2014 Form 10-K for a discussion on our work with mortgage servicers to implement our foreclosure prevention initiatives.
In the following section, we present statistics on our problem loans, describe efforts undertaken to manage these loans and prevent foreclosures, and provide metrics regarding the performance of our loan workout activities. Unless otherwise noted, single-family delinquency data is calculated based on number of loans. We include single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family delinquency rate. Seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Percentage of book outstanding calculations are based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family guaranty book of business for which we have detailed loan-level information.
Problem Loan Statistics
Table 28 displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business.
Table 28: Delinquency Status and Activity of Single-Family Conventional Loans

	As of
	June 30, 2015	December 31, 2014	June 30, 2014
Delinquency status:
30 to 59 days delinquent	1.39%	1.47%	1.46%
60 to 89 days delinquent	0.38	0.43	0.42
Seriously delinquent (“SDQ”)	1.66	1.89	2.05
Percentage of SDQ loans that have been delinquent for more than 180 days	72%	70%	74%
Percentage of SDQ loans that have been delinquent for more than two years	33	34	37

	For the Six Months Ended June 30,
	2015	2014
Single-family SDQ loans (number of loans):
Beginning balance	329,590	418,837
Additions	130,406	152,496
Removals:
Modifications and other loan workouts	(51,083)	(65,714)
Liquidations and sales	(60,249)	(82,088)
Cured or less than 90 days delinquent	(61,292)	(66,264)
Total removals	(172,624)	(214,066)
Ending balance	287,372	357,267
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. Loans we acquired since 2009 comprised 82% of our single-family guaranty book of business and had a serious delinquency rate of 0.35% as of June 30, 2015.
Although our single-family serious delinquency rate has decreased and is expected to continue to decrease, we expect the number of single-family loans in our book of business that are seriously delinquent to remain above pre-2008 levels for years. Our single-family serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure in some states. High levels of foreclosures, changes in state foreclosure laws, new federal and state servicing requirements imposed by regulatory actions and legal settlements, and the need for servicers to adapt to these changes have lengthened the time it takes to foreclose on a mortgage loan in a number of states, particularly in New York, Florida and New Jersey. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last few years than it would have if the pace of foreclosures had been faster. We believe the slow pace of foreclosures in certain areas of the country will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense). Other factors such as the pace of loan modifications, the timing and volume of future nonperforming loan sales we make, changes in home prices, unemployment levels and other macroeconomic conditions also influence serious delinquency rates.
Certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Our 2005 to 2008 loan vintages represented approximately 48% of the loans added to our seriously delinquent loan population during the first half of 2015. In addition, loans in certain states such as Florida, Illinois, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
Table 29 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Table 29: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis

	As of
	June 30, 2015			December 31, 2014			June 30, 2014
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	20%	5%	0.62%	20%	5%	0.70%	20%	5%	0.77%
Florida	6	13	3.40	6	15	4.42	6	17	5.46
Illinois	4	6	2.03	4	6	2.36	4	6	2.60
New Jersey	4	10	5.35	4	10	5.78	4	9	5.94
New York	5	11	3.84	5	10	4.17	5	10	4.24
All other states	61	55	1.36	61	54	1.52	61	53	1.60
Product type:
Alt-A	4	18	6.96	4	18	7.77	4	19	8.37
Vintages:
2004 and prior	6	27	3.10	7	28	3.26	8	28	3.27
2005	3	12	5.72	3	12	6.18	3	13	6.47
2006	3	16	8.69	3	16	9.61	3	17	10.11
2007	4	22	9.89	4	23	10.79	4	24	11.08
2008	2	8	5.90	2	8	6.27	3	8	6.27
2009	5	3	1.00	6	3	1.00	7	3	0.95
2010	8	3	0.58	9	3	0.59	9	2	0.54
2011	9	2	0.42	10	2	0.42	11	2	0.36
2012	22	3	0.28	24	3	0.27	25	2	0.21
2013	19	3	0.27	21	2	0.22	22	1	0.12
2014	12	1	0.11	11	*	0.04	5	*	0.01
2015	7	*	*	—	—	—	—	—	—
Estimated mark-to-market LTV ratio:
<= 60%	46	26	0.82	42	23	0.88	42	22	0.90
60.01% to 70%	19	13	1.30	19	12	1.36	20	12	1.39
70.01% to 80%	17	15	1.69	18	14	1.75	17	14	1.87
80.01% to 90%	9	14	2.84	10	14	3.04	10	14	3.31
90.01% to 100%	5	11	4.68	6	12	4.59	5	12	5.45
Greater than 100%	4	21	10.55	5	25	10.98	6	26	11.40
Credit enhancement(2):
Credit enhanced	17	26	2.98	16	27	3.47	15	26	3.91
Non-credit enhanced	83	74	1.43	84	73	1.62	85	74	1.74
__________

*	Represents less than 0.5%

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
Refers to loans included in an agreement used to reduce credit risk by requiring collateral, letters of credit, mortgage insurance, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss.

See “Table 11: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related (Expense) Income—Credit Loss Performance Metrics” for information on concentrations of our single-family credit losses in recent periods based on geography, credit characteristics and loan vintages.
Loan Workout Metrics
Table 30 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of June 30, 2015, there were approximately 34,000 loans in a trial modification period.
Table 30: Statistics on Single-Family Loan Workouts

	For the Six Months Ended June 30,
	2015		2014
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$8,800	52,914	$11,584	68,054
Repayment plans and forbearances completed(1)	476	3,423	511	3,884
Total home retention strategies	9,276	56,337	12,095	71,938
Foreclosure alternatives:
Short sales	1,610	7,781	2,760	13,347
Deeds-in-lieu of foreclosure	629	4,004	996	6,296
Total foreclosure alternatives	2,239	11,785	3,756	19,643
Total loan workouts	$11,515	68,122	$15,851	91,581
Loan workouts as a percentage of single-family guaranty book of business	0.81%	0.79%	1.11%	1.05%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of home retention solutions completed in the first half of 2015 decreased compared with the first half of 2014, primarily due to a decline in the number of delinquent loans in the first half of 2015, compared with the first half of 2014.
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
Our loan modifications can include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these rate reset modifications are performing loans that were modified under HAMP and have fixed interest rates for an initial five-year period followed by annual interest rate increases, of up to one percent per year, until the mortgage rate reaches the prevailing market rate at the time of modification. The outstanding unpaid principal balance of rate reset modifications in our guaranty book of business was $84.1 billion as of June 30, 2015. During the first half of 2015, approximately 27% of these modified loans experienced an interest rate reset to a weighted average interest rate of 3.21%. In anticipation of potential financial hardship related to interest rate increases, we have directed servicers to evaluate rate reset modifications for a re-modification if the loan is at imminent risk of default and the borrower requests a loan modification or if the loan becomes 60 days delinquent within the first 12 months after an interest rate adjustment. Additionally, for borrowers with HAMP modifications we extended “pay for performance” incentives, in the form of principal curtailment, to encourage borrowers to stay current on their mortgages after the initial interest rate reset and to reduce their monthly payments in cases where the borrower chooses to re-amortize their unpaid principal balance following receipt of the incentive. In May 2015, FHFA announced the extension of the ending date for HAMP to December 31, 2016. See “MD&A—Risk Management—Credit Profile Summary—Mortgage Rate Resets” in our 2014 Form 10-K for information on the timing of these initial interest rate resets.

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
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 31 displays our foreclosure activity, by region. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 31: Single-Family Foreclosed Properties

	For the Six Months
	Ended June 30,
	2015	2014
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	87,063	103,229
Acquisitions by geographic area:(2)
Midwest	9,587	14,544
Northeast	7,974	7,368
Southeast	17,785	26,403
Southwest	4,466	7,969
West	4,349	7,290
Total properties acquired through foreclosure(1)	44,161	63,574
Dispositions of REO	(62,507)	(70,007)
End of period inventory of single-family foreclosed properties (REO)(1)	68,717	96,796
Carrying value of single-family foreclosed properties (dollars in millions)	$7,997	$10,347
Single-family foreclosure rate(3)	0.51%	0.73%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 10 to “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans has resulted in a reduction in the number of REO acquisitions in the first half of 2015 as compared with the first half of 2014.
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
Table 32 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market.

Table 32: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	June 30, 2015	December 31, 2014
Available-for-sale	27%	28%
Offer accepted(1)	20	17
Appraisal stage(2)	13	13
Unable to market:
Occupied status(3)	15	14
Redemption status(4)	7	7
Properties being repaired	10	13
Other	8	8
Total unable to market	40	42
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)
Properties that are still occupied, including those properties for which the eviction process is not yet complete and those with a tenant living in the home under our tenant in place or deed for lease programs.

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
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Loans delivered to us by DUS lenders and their affiliates represented 95% of our multifamily guaranty book of business as of June 30, 2015, compared with 94% as of December 31, 2014.
We use various types of credit enhancement arrangements for our multifamily loans including lender risk-sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement on multifamily loans is lender risk-sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways: (1) they bear losses up to the first 5% of the unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they share up to one-third of the credit losses on a pro rata basis with us. Non-DUS lenders typically share or absorb credit losses based on a negotiated percentage of the loan or the pool balance.

Table 33 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender.
Table 33: Multifamily Lender Risk-Sharing

	As of
	June 30, 2015	December 31, 2014
Lender risk-sharing:
DUS	87%	85%
Non-DUS negotiated	3	3
No recourse to the lender	10	12
Our maximum potential loss recovery from lenders under current risk-sharing agreements represents over 20% of the unpaid principal balance of our multifamily guaranty book of business as of June 30, 2015. These risk-sharing agreements not only transfer credit risk, but also better align our interest with that of the lender.
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
Table 34 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.
Table 34: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	June 30, 2015	December 31, 2014	June 30, 2014
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	3	3	3
Original DSCR less than or equal to 1.10	10	8	7
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration, loan size, and credit enhancement coverage are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan at the loan, property, and portfolio levels. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 3% as of June 30, 2015 and December 31, 2014. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.05% as of June 30, 2015 and December 31, 2014. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.

REO Management
Table 35 displays our held-for-sale multifamily REO activity.
Table 35: Multifamily Foreclosed Properties

	For the Six
	Months Ended
	June 30,
	2015	2014
Multifamily foreclosed properties held for sale (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	62	118
Total properties acquired through foreclosure	16	28
Transfers from held for sale, net(1)	(2)	(1)
Dispositions of REO	(24)	(40)
End of period inventory of multifamily foreclosed properties (REO)	52	105
Carrying value of multifamily foreclosed properties (dollars in millions)	$361	$512
________

(1)	Represents the transfer of properties between held for use and held for sale. Held for use properties are reported in our condensed consolidated balance sheets as a component of “Other assets.”
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 45% of our single-family guaranty book of business as of June 30, 2015, compared with approximately 46% as of December 31, 2014. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 18% of our single-family guaranty book of business as of June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 68% of our multifamily guaranty book of business as of June 30, 2015, compared with approximately 67% as of December 31, 2014. Wells Fargo Bank, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business as of June 30, 2015 and December 31, 2014.
In recent years, we have seen a shift in some of our single-family servicing book from depository financial institution servicers to non-depository servicers. As of June 30, 2015, 18% of our total single-family guaranty book of business, including 55% of our delinquent single-family loans, were serviced by our five largest non-depository servicers, compared with 18% of our total single-family guaranty book of business, including 49% of our delinquent single-family loans, as of December 31, 2014. Certain of these servicers’ growth in recent years is due to acquisitions from both depository and other non-depository servicers. The shift from depository to non-depository servicers poses additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, the rapid expansion of these servicers’ servicing portfolios results in increased operational risk, which could negatively impact their ability to effectively manage their servicing portfolios. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risk of our reliance on servicers.
Some of our loans are serviced by subsidiaries and/or affiliates of Ocwen Financial Corporation (“Ocwen”). Ocwen has been the subject of regulatory scrutiny and actions, as well as rating agency downgrades. We continue to work with Ocwen on the orderly transfer of a substantial portion of the servicing of our loans. As of June 30, 2015, approximately 2% of our total single-family guaranty book of business was serviced by Ocwen, compared with 3% as of December 31, 2014.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 30% of our single-family business acquisition volume in the first half of 2015, compared with approximately 34% in the first half of 2014. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 13% of our single-family business acquisition volume in the first half of 2015 and 2014. A number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders in recent years, resulting in a decline in our single-family mortgage seller concentration. As a result, we are acquiring a greater portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting eligibility breach. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risks to our business due to changes in the mortgage industry.
In May 2015, we and Freddie Mac issued new operational and financial eligibility requirements for single-family mortgage seller-servicers pursuant to FHFA’s 2015 conservatorship scorecard objective relating to enhancing servicer eligibility standards. The operational requirements become effective September 1, 2015 and the financial requirements become effective December 31, 2015. The updated eligibility requirements for servicers are designed to better address the unique risks associated with emerging servicer business models. Key changes to the eligibility requirements include updating the minimum net worth requirement for servicers so that it is based on all of the single-family mortgage loans serviced by the servicer, rather than only the loans it services for Fannie Mae, and a new minimum liquidity requirement for non-depository servicers.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies unless the loan has become eligible for relief under our new representation and warranty framework. We refer to our demands that mortgage sellers and servicers meet these obligations collectively as repurchase requests. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers and Servicers” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2014 Form 10-K for a discussion of our mortgage sellers and servicers’ repurchase obligations.
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller or servicer, or a number of mortgage sellers or servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have an adverse effect on our results of operations or financial condition. The unpaid principal balance of our outstanding repurchase requests was $1.2 billion as of June 30, 2015, compared with $1.0 billion as of December 31, 2014.
Credit Guarantors
We use various types of credit guarantors to manage our single-family mortgage credit risk, including mortgage insurers, financial guarantors, reinsurers and lenders with risk sharing.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 36 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of June 30, 2015 and December 31, 2014. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments that the counterparties are currently deferring based on the direction of their state regulators, referred to as their deferred payment obligation. As of June 30, 2015 and December 31, 2014, approximately 1% of our total risk in force mortgage insurance coverage and approximately 2% of our total insurance in force mortgage insurance coverage was pool insurance.
Table 36: Mortgage Insurance Coverage

	Risk in Force(1)		Insurance in Force(2)
	As of		As of		Deferred
	June 30,	December 31,	June 30,	December 31,	Payment
	2015	2014	2015	2014	Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
United Guaranty Residential Insurance Co.	$25,959	$25,018	$100,417	$96,906
Radian Guaranty, Inc.	24,529	24,284	96,278	95,845
Mortgage Guaranty Insurance Corp.	22,794	22,184	88,103	86,069
Genworth Mortgage Insurance Corp.	15,830	15,477	62,644	61,408
Essent Guaranty, Inc.	7,512	6,637	30,942	27,679
Arch Mortgage Insurance Co.	3,338	3,049	13,451	12,267
National Mortgage Insurance Corp.	958	468	8,099	6,286
Others	209	185	1,252	1,092
Total approved	101,129	97,302	401,186	387,552
Not approved:(5)
PMI Mortgage Insurance Co.(6)	5,336	5,895	21,359	23,655	30%	(7)
Republic Mortgage Insurance Co.(6)(8)	4,333	4,796	17,382	19,393	—	(8)
Triad Guaranty Insurance Corp.(6)	1,472	1,585	5,329	5,858	25%
Others	17	12	53	57
Total not approved	11,158	12,288	44,123	48,963
Total	$112,287	$109,590	$445,309	$436,515
Total as a percentage of single-family guaranty book of business	4%	4%	16%	15%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in the state of domicile as of August 6, 2015.

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

(7)
In April 2015, PMI increased its cash payments on policyholder claims from 67% to 70%, and subsequently paid sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 70%. It is uncertain whether PMI will be permitted in the future to pay any remaining deferred policyholder claims or increase or decrease the amount of cash they pay on claims.

(8)
Effective July 1, 2014, the terms of RMIC’s order regarding its deferred payment arrangements changed to no longer defer payments on policyholder claims and to increase its cash payments to 100%. In addition, RMIC paid us amounts equivalent to its outstanding deferred payment obligations to bring payment on our claims to 100%.

In April 2015 (with a subsequent update in June 2015), Fannie Mae published revised eligibility standards for approved private mortgage insurers, pursuant to a directive issued by FHFA to both Fannie Mae and Freddie Mac. The new standards, effective immediately for new applicants and on December 31, 2015 for existing approved insurers, include enhanced financial requirements, including risk-based and minimum asset standards, and are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. The new standards also set forth enhanced operational performance expectations and define remedial actions that may be imposed should an approved mortgage insurer fail to comply with the revised requirements. In addition, Fannie Mae and Freddie Mac established a framework and timelines for existing approved mortgage insurers to come into compliance with the new standards while they continue to insure new business eligible for delivery to us.
Although the financial condition of our primary mortgage insurer counterparties currently approved to write new business has improved in recent years, there is still risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. In addition, as shown in “Table 36: Mortgage Insurance Coverage,” three of our top mortgage insurer counterparties—PMI, RMIC and Triad—are currently under various forms of supervised control by their state regulators and are in run-off, which increases the risk that these counterparties will pay claims only in part or fail to pay claims at all under existing insurance policies.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. The amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $2.7 billion as of June 30, 2015 and $4.1 billion as of December 31, 2014.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.3 billion recorded in “Other assets” in our condensed consolidated balance sheets as of June 30, 2015 and $1.4 billion as of December 31, 2014 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $301 million as of June 30, 2015 and $269 million as of December 31, 2014 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $809 million as of June 30, 2015 and $799 million as of December 31, 2014. The valuation allowance reduces our claim receivable to the amount considered probable of collection as of June 30, 2015 and December 31, 2014.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $3.7 billion as of June 30, 2015 and $4.6 billion as of December 31, 2014. See “Note 16, Concentrations of Credit Risk” in our 2014 Form 10-K for a further discussion of our exposure to financial guarantors.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $18.1 billion as of June 30, 2015 and $19.2 billion as of December 31, 2014.
Reinsurers
In July 2015, we executed a credit insurance risk transfer transaction that shifted a portion of the credit risk on a reference pool of single-family mortgage loans with an unpaid principal balance of approximately $4.7 billion to a panel of reinsurers. In this transaction, Fannie Mae retains the risk on the initial $23 million of losses on the loans and the reinsurers assume the risk for any additional losses up to approximately $117 million in excess of the losses retained by Fannie Mae. A portion of the reinsurers’ obligations are collateralized with highly-rated liquid assets held in a trust account.
We expect this transaction will count towards FHFA’s 2015 conservatorship scorecard objective relating to credit risk sharing transactions. This was our second credit insurance risk transfer transaction to date, and we expect to enter into additional credit insurance risk transfer transactions in the future.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $8.5 billion as of June 30, 2015, compared with $8.9 billion as of December 31, 2014. As of June 30, 2015, 46% of our maximum potential loss recovery on single-family loans was from three lenders, compared with 47% as of December 31, 2014. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $44.8 billion as of June 30, 2015, compared with $41.7 billion as of December 31, 2014. As of June 30, 2015 and December 31, 2014, 32% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
The percentage of single-family recourse obligations from lenders with investment grade credit ratings (based on the lowest of S&P, Moody’s and Fitch ratings) was 49% as of June 30, 2015 and December 31, 2014. The percentage of recourse obligations from lender counterparties rated below investment grade was 20% as of June 30, 2015, compared with 23% as of December 31, 2014. The percentage of remaining recourse obligations from lender counterparties that were not rated by rating agencies was 31% as of June 30, 2015, compared with 28% as of December 31, 2014. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted above in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which consists of lenders that range from large depositories to independent non-bank financial institutions. As of June 30, 2015, approximately 35% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 36% as of December 31, 2014. Given the risk-sharing nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $40.8 billion in deposits for single-family payments were received and held by 265 institutions during the month of June 2015 and a total of $33.2 billion in deposits for single-family payments were received and held by 269 institutions during the month of December 2014. Of these total deposits, 93% as of June 30, 2015 and December 31, 2014, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 84% of these deposits as of June 30, 2015, compared with 83% as of December 31, 2014.
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of June 2015, approximately $3.4 billion, or 8%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $2.4 billion, or 7%, during the month of December 2014. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of June 30, 2015 and December 31, 2014, we held $2.0 billion in short-term unsecured deposits with two financial institutions that had short-term credit rating of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.

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
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure was $34 million as of June 30, 2015 and $27 million as of December 31, 2014. The majority of our total exposure as of each date consisted of mortgage insurance contracts accounted for as derivatives.
As of June 30, 2015 and December 31, 2014, we had sixteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with all of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 9% as of June 30, 2015 and 11% as of December 31, 2014.
See “Note 9, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of June 30, 2015 and December 31, 2014.
Other
We filed claims as a creditor in the bankruptcy case of Lehman Brothers, which filed for bankruptcy in September 2008. In January 2014, we resolved our remaining outstanding unsecured bankruptcy claims against Lehman Brothers. We received distributions of $700 million pursuant to the Lehman Brothers plan of reorganization in 2014 and the first half of 2015.
In June 2015, we sold our remaining unsecured bankruptcy claims against Lehman Brothers and its subsidiaries to a third-party for $227 million and recorded the amount as a gain in “Fee and other income” in our condensed consolidated statement of operations and comprehensive income.
Market Risk Management, Including Interest Rate Risk Management
We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss in value or expected future earnings that may result from changes to interest rates. Spread risk or basis risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. We describe our sources of interest rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest rate risk and spread risk in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Risk Factors” in our 2014 Form 10-K.
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
Table 37 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. Table 37 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended June 30, 2015 and 2014.
The sensitivity measures displayed in Table 37, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.
Table 37: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	June 30, 2015(2)	December 31, 2014(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.4	$0.4
-50 basis points	0.1	0.1
+50 basis points	(0.1)	(0.1)
+100 basis points	(0.2)	(0.1)
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	(0.0)	(0.0)

	For the Three Months Ended June 30, 2015(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.3	$0.0	$0.0
Minimum	(0.2)	0.0	—
Maximum	1.1	0.1	0.2
Standard deviation	0.3	0.0	0.0

	For the Three Months Ended June 30, 2014(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$0.0	$0.0
Minimum	(0.5)	0.0	—
Maximum	0.2	0.1	0.2
Standard deviation	0.2	0.0	0.1

__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, convexity risk was the primary driver of the market value sensitivity of our net portfolio in those periods.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 38 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.
Table 38: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of
	June 30, 2015	December 31, 2014
	(Dollars in billions)
Before Derivatives	$(1.7)	$(1.9)
After Derivatives	(0.1)	(0.1)
Effect of Derivatives	1.6	1.8
__________

(1)	Measured on the last day of each period presented.
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

•
Our expectation that our earnings in 2015 and future years will be substantially lower than our earnings for 2014, primarily due to our expectation of substantially lower income from resolution agreements, continued declines in net interest income from our retained mortgage portfolio assets and lower credit-related income or a shift to credit-related expense;

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

•	Our expectation that we will continue engaging in economically sensible ways to expand our offerings of credit risk transfer transactions in the future;

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $4.4 billion by September 30, 2015 for the third quarter of 2015;

•
Our expectation that we will retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

•
Our expectation that our acquisition of single-family loans with 95.01% to 97% LTV ratios will not materially affect our overall credit risk because of our expectations that (1) these loans will constitute a small portion of our acquisitions overall, and (2) our eligibility requirements for these loans will limit their effect on our overall credit risk;

•	Our expectation that the volume of single-family loans we acquire with 95.01% to 97% LTV ratios will increase, but will continue to constitute only a small portion of our overall acquisitions;

•	Our expectation that our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design;

•	Our belief that Collateral Underwriter’s integration with Desktop Underwriter will enhance our lenders’ risk management and underwriting capabilities;

•
Our expectation that our elimination of fees charged to customers for using Desktop Underwriter and Desktop Originator will allow more lenders to access these systems in their underwriting process and will result in lower technology fees in future periods;

•	Our plan to enhance our EarlyCheck loan verification tool beginning in the fall of 2015 with additional loan-level data integrity capabilities;

•	Our expectation that our new loan delivery platform will be available to lenders in late 2015;

•	Our expectation that the development of the single security will be a multi-year initiative;

•
Our belief that implementation of a single security would likely reduce, and could eliminate, the trading advantage that Fannie Mae MBS have over Freddie Mac PCs and that, if this occurs, it would negatively affect our ability to compete for mortgage assets in the secondary market and could adversely affect our results of operations;

•	The expectation that, with the enhanced requirements FHFA announced in March 2015, nonperforming loan sales will result in favorable outcomes for borrowers and local communities;

•	Our plan to complete additional nonperforming loan sales by building these sales into a programmatic offering;

•	The expectation that there will be approximately 332,000 new multifamily units completed in 2015;

•
Our belief that the increase in the supply of multifamily units concentrated in a limited number of metropolitan areas in 2015 will result in a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas throughout 2015;

•
Our expectation that overall national rental market supply and demand will remain in balance over the longer term, based on expected construction completions, expected obsolescence, positive rental household formation trends and expected increases in the population of 25- to 34-year olds, which is the primary age group that tends to rent multifamily housing;

•	Our expectation that significant uncertainty regarding the future of our company and the housing finance system will continue;

•
Our expectation that the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties will continue to account for an increasing portion of our net interest income;

•	Our expectation that continued decreases in the size of our retained mortgage portfolio will continue to negatively impact our net interest income and net revenues;

•	Our expectation that increases in our guaranty fee revenues will partially offset the negative impact of the decline in our retained mortgage portfolio;

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

•
Our forecast that total originations in the U.S. single-family mortgage market in 2015 will increase from 2014 levels by approximately 24%, from an estimated $1.2 trillion in 2014 to $1.5 trillion in 2015;

•	Our forecast that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from an estimated $508 billion in 2014 to $689 billion in 2015;

•	Our expectation that the rate of home price appreciation in 2015 will be similar to the rate in 2014;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•	Our expectation that our credit losses generally will continue to decline in future quarters;

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

•
Our expectation that we will pay $112 million that we accrued in the first half of 2015, plus additional amounts to be accrued based on our new business purchases in the second half of 2015, in February 2016 to the U.S. Department of Housing and Urban Development’s Housing Trust Fund and Treasury’s Capital Magnet Fund;

•	Our expectation that guaranty fees collected and expenses incurred under the TCCA will continue to increase in the future;

•
Our plan to reduce our mortgage portfolio to no more than $359.3 billion as of December 31, 2015, in compliance with both our senior preferred stock purchase agreement with Treasury and FHFA’s request;

•
Our expectation that we will continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements;

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

•
Our belief that we have taken appropriate steps to mitigate the risk associated with providing lenders with relief from repurchasing certain loans for breaches of certain representations and warranties;

•
Our expectation that our acquisition of Alt-A mortgage loans will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not approach the June 30, 2015 serious delinquency rates of loans acquired in 2005 through 2008;

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

•
Our belief that the slow pace of single-family foreclosures in certain areas of the country will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related income (expense), and that other factors such as the pace of loan modifications, the timing and volume of future nonperforming loan sales we make, changes in home prices, unemployment levels and other macroeconomic conditions also influence serious delinquency rates;

•
Our expectation that, as a result of our various loss mitigation and foreclosure prevention efforts, a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose;

•
Our expectation that our single-family serious delinquency rate will continue to decrease, but that the number of single-family loans in our book of business that are seriously delinquent will remain above pre-2008 levels for years;

•	Our belief that the performance of our loan workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices;

•
Our expectation that, as a result of allowing lenders to remit payment equal to our losses on loans after we have disposed of the related REO, our actual cash receipts relating to our outstanding repurchase requests will be significantly lower than the unpaid principal balance of the loans;

•	Our expectation that we will enter into additional credit insurance risk transfer transactions in the future;

•
Our expectation, given the stressed financial condition of some of our single-family lenders, that in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them;

•	Our expectation that we will not remediate the material weakness relating to our disclosure controls and procedures while we are under conservatorship;

•
Our belief that the changes to our mortgage securities transaction processing and accounting systems described in this report will allow us to be more efficient and further enhance and strengthen our internal control over financial reporting;

•
Our expectation that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution;

•	Our expectation that Congress will continue to consider housing finance reform in the current congressional session; and

•
Our belief that continued federal government support of our business, as well as our status as a GSE, are essential to maintaining our access to debt funding and that changes or perceived changes in federal government support of our business or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations.

Forward-looking statements reflect our management’s or in some cases FHFA’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues; challenges we face in retaining and hiring qualified employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, as our conservator or as our regulator, such as changes in the type of business we do or implementation of a single GSE security; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve; changes in the structure and regulation of the financial services industry; credit availability; global political risks; natural disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and those factors described in “Risk Factors” in this report and in our 2014 Form 10-K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report.
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

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$19,313	$22,023
Restricted cash (includes $33,047 and $27,515, respectively, related to consolidated trusts)	37,388	32,542
Federal funds sold and securities purchased under agreements to resell or similar arrangements	22,010	30,950
Investments in securities:
Trading, at fair value	34,864	31,504
Available-for-sale, at fair value (includes $419 and $596, respectively, related to consolidated trusts)	24,161	30,654
Total investments in securities	59,025	62,158
Mortgage loans:
Loans held for sale, at lower of cost or fair value	4,563	331
Loans held for investment, at amortized cost:
Of Fannie Mae	250,872	272,360
Of consolidated trusts (includes $14,981 and $15,629, respectively, at fair value)	2,787,893	2,782,344
Total loans held for investment	3,038,765	3,054,704
Allowance for loan losses	(31,150)	(35,541)
Total loans held for investment, net of allowance	3,007,615	3,019,163
Total mortgage loans	3,012,178	3,019,494
Accrued interest receivable, net (includes $7,306 and $7,169, respectively, related to consolidated trusts)	8,039	8,193
Acquired property, net	8,506	10,618
Deferred tax assets, net	39,803	42,206
Other assets	19,138	19,992
Total assets	$3,225,400	$3,248,176
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,160 and $8,282, respectively, related to consolidated trusts)	$10,011	$10,232
Federal funds purchased and securities sold under agreements to repurchase	—	50
Debt:
Of Fannie Mae (includes $8,861 and $6,403, respectively, at fair value)	425,085	460,443
Of consolidated trusts (includes $22,885 and $19,483, respectively, at fair value)	2,773,484	2,761,712
Other liabilities (includes $445 and $503, respectively, related to consolidated trusts)	10,661	12,019
Total liabilities	3,219,241	3,244,456
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,082,750 shares outstanding	687	687
Accumulated deficit	(124,807)	(127,618)
Accumulated other comprehensive income	1,360	1,733
Treasury stock, at cost, 150,679,953 shares	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	6,118	3,680
Noncontrolling interest	41	40
Total equity (See Note 1: Impact of U.S. Government Support for information on our dividend obligation to Treasury)	6,159	3,720
Total liabilities and equity	$3,225,400	$3,248,176

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Interest income:
Trading securities	$116	$143	$231	$270
Available-for-sale securities	294	414	670	854
Mortgage loans (includes $24,267 and $25,533, respectively, for the three months ended and $48,889 and $51,487, respectively, for the six months ended related to consolidated trusts)	26,682	28,165	53,726	56,753
Other	34	24	67	48
Total interest income	27,126	28,746	54,694	57,925
Interest expense:
Short-term debt	33	21	62	41
Long-term debt (includes $19,528 and $21,692, respectively, for the three months ended and $40,043 and $43,768, respectively, for the six months ended related to consolidated trusts)	21,416	23,821	43,888	48,242
Total interest expense	21,449	23,842	43,950	48,283
Net interest income	5,677	4,904	10,744	9,642
(Provision) benefit for credit losses	(1,033)	1,639	(500)	2,413
Net interest income after (provision) benefit for credit losses	4,644	6,543	10,244	12,055
Investment gains, net	514	483	856	578
Fair value gains (losses), net	2,606	(934)	687	(2,124)
Debt extinguishment gains, net	3	38	11	38
Fee and other income	556	383	864	4,738
Non-interest income (loss)	3,679	(30)	2,418	3,230
Administrative expenses:
Salaries and employee benefits	331	319	682	644
Professional services	251	275	522	517
Occupancy expenses	43	47	86	97
Other administrative expenses	64	56	122	111
Total administrative expenses	689	697	1,412	1,369
Foreclosed property expense (income)	182	(214)	655	(476)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	397	335	779	657
Other expenses, net	205	276	208	407
Total expenses	1,473	1,094	3,054	1,957
Income before federal income taxes	6,850	5,419	9,608	13,328
Provision for federal income taxes	(2,210)	(1,752)	(3,080)	(4,336)
Net income	4,640	3,667	6,528	8,992
Other comprehensive (loss) income:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(280)	45	(371)	417
Other	(1)	—	(2)	—
Total other comprehensive (loss) income	(281)	45	(373)	417
Total comprehensive income	4,359	3,712	6,155	9,409
Less: Comprehensive income attributable to noncontrolling interest	—	(1)	—	(1)
Total comprehensive income attributable to Fannie Mae	$4,359	$3,711	$6,155	$9,408
Net income	$4,640	$3,667	$6,528	$8,992
Less: Net income attributable to noncontrolling interest	—	(1)	—	(1)
Net income attributable to Fannie Mae	4,640	3,666	6,528	8,991
Dividends distributed or available for distribution to senior preferred stockholder (Note 10)	(4,359)	(3,712)	(6,155)	(9,404)
Net income (loss) attributable to common stockholders (Note 10)	$281	$(46)	$373	$(413)
Earnings (loss) per share:
Basic	$0.05	$(0.01)	$0.06	$(0.07)
Diluted	0.05	(0.01)	0.06	(0.07)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,762	5,893	5,762

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by operating activities	$(1,506)	$3,420
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	484	681
Proceeds from sales of trading securities held for investment	992	1,188
Proceeds from maturities and paydowns of available-for-sale securities	2,279	3,022
Proceeds from sales of available-for-sale securities	5,311	1,740
Purchases of loans held for investment	(98,042)	(55,843)
Proceeds from repayments and sales of loans acquired as held for investment of Fannie Mae	12,853	12,840
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	259,429	177,527
Net change in restricted cash	(4,846)	(592)
Advances to lenders	(62,110)	(42,545)
Proceeds from disposition of acquired property and preforeclosure sales	11,384	13,471
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	8,940	22,275
Other, net	(65)	(349)
Net cash provided by investing activities	136,609	133,415
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	213,648	165,337
Payments to redeem debt of Fannie Mae	(249,610)	(217,988)
Proceeds from issuance of debt of consolidated trusts	167,880	113,448
Payments to redeem debt of consolidated trusts	(265,969)	(183,124)
Payments of cash dividends on senior preferred stock to Treasury	(3,716)	(12,882)
Other, net	(46)	(7)
Net cash used in financing activities	(137,813)	(135,216)
Net (decrease) increase in cash and cash equivalents	(2,710)	1,619
Cash and cash equivalents at beginning of period	22,023	19,228
Cash and cash equivalents at end of period	$19,313	$20,847
Cash paid during the period for:
Interest	$52,679	$53,594
Income taxes	370	2,475

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
The conservatorship has no specified termination date and there continues to be significant uncertainty regarding our future, including how long we will continue to exist in our current form, the extent of our role in the market, what form we will have, what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. We are not aware of any plans of FHFA to fundamentally change our business model or capital structure in the near term.
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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2015. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of June 30, 2015. As of June 30, 2015, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
Based on the terms of the senior preferred stock, we paid Treasury a dividend of $1.8 billion on June 30, 2015 based on our net worth of $3.6 billion as of March 31, 2015 less the applicable capital reserve of $1.8 billion. We expect to pay Treasury

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

an additional dividend of $4.4 billion by September 30, 2015 based on our net worth of $6.2 billion as of June 30, 2015 less the applicable capital reserve amount of $1.8 billion. The capital reserve amount was $2.4 billion for dividend periods in 2014. The capital reserve amount will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the six months ended June 30, 2015 may not necessarily be indicative of the results for the year ending December 31, 2015. The unaudited interim condensed consolidated financial statements as of and for the six months ended June 30, 2015 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), filed with the SEC on February 20, 2015.
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
As these changes to our nonaccrual policy were not material to our financial statements, we wrote off the accrued interest receivable balance on our nonaccrual loans, as well as the corresponding allowance that related to that interest, as an adjustment to the 2015 provision for loan losses and did not retrospectively adjust the condensed consolidated financial statements for this change.
Change in Accounting Principle—Loans Held for Sale
Effective January 1, 2015, we changed our policy for calculating the lower of cost or fair value adjustment on loans that have been designated as held for sale (“HFS”). Specifically, our lower of cost or fair value calculation will be performed at an individual loan level on the date of redesignation, if previously held for investment (“HFI”), and for all subsequent periods in which a loan is classified as HFS. Previously, the initial lower of cost or fair value adjustment on the date of re-designation was calculated at a loan level whereas the subsequent lower of cost or fair value adjustments were calculated at a pool level.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

As this change in accounting policy is not material to our financial statements, we recorded the impact of this change in accounting principle as an adjustment to 2015 fair value gains (losses), net and did not retrospectively adjust the consolidated financial statements for this change.
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA, and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $138.7 billion as of June 30, 2015 and $142.2 billion as of December 31, 2014.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2015, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of Fannie Mae and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties.
Our administrative expenses were reduced by $16 million and $20 million for the three months ended June 30, 2015 and 2014, respectively, and $32 million and $37 million for the six months ended June 30, 2015 and 2014, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three and six months ended June 30, 2015, we made tax payments of $370 million to the Internal Revenue Service (“IRS”), a bureau of Treasury. We made tax payments of $2.1 billion and $2.5 billion during the three and six months ended June 30, 2014, respectively. We received a refund of $135 million from the IRS during the six months ended June 30, 2015 for income tax adjustments related to tax years 2004 through 2006. In addition, in July 2015, we received a refund of $142 million from the IRS related to the closing of the 2007 through 2010 tax years.
Under the temporary credit and liquidity facilities (“TCLF”) program, we had $272 million and $390 million outstanding, which includes principal and interest, of standby credit and liquidity support as of June 30, 2015 and December 31, 2014, respectively. Under the new issue bond (“NIB”) program, we had $3.9 billion and $4.2 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of June 30, 2015 and December 31, 2014, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of June 30, 2015, there had been no losses of principal or interest under the TCLF program or the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $397 million and $335 million in TCCA fees during the three months ended June 30, 2015 and 2014, respectively, and $779 million and $657 million for the six months ended June 30, 2015 and 2014, respectively, of which $397 million have not been remitted to Treasury as of June 30, 2015.
For the three and six months ended June 30, 2015, we accrued, but have not yet paid, $60 million and $112 million, respectively, in expenses in connection with certain funding obligations under the GSE Act, a portion of which is attributable to Treasury’s Capital Magnet Fund. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of total new business purchases for the three and six months ended June 30, 2015.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

As of June 30, 2015 and December 31, 2014, we held Freddie Mac mortgage-related securities with a fair value of $6.5 billion and $6.9 billion, respectively. We recognized interest income on these securities held by us of $58 million and $73 million for the three months ended June 30, 2015 and 2014, respectively, and $119 million and $151 million for the six months ended June 30, 2015 and 2014, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $28 million and $26 million for the three months ended June 30, 2015 and 2014, respectively, and $56 million and $54 million for the six months ended June 30, 2015 and 2014, respectively.
Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company, to operate a common securitization platform. During the three and six months ended June 30, 2015, we contributed $17 million and $30 million, respectively, of capital into CSS, and we made no contributions for the three and six months ended June 30, 2014. No other transactions outside of normal business activities have occurred between us and Freddie Mac during the six months ended June 30, 2015 or 2014.
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
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. During the six months ended June 30, 2014, we recognized $4.2 billion in “Fee and other income” in our condensed consolidated statement of operations and comprehensive income resulting from settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us. There were no settlement agreements resolving PLS lawsuits during the six months ended June 30, 2015.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Employee Retirement Benefits
In 2013, our defined benefit pension plans were amended to cease the accrual of benefits for all employees and the plans were subsequently terminated, effective December 31, 2013. The additional cost of the termination, including the estimated premium required to purchase annuity contracts, was recognized in “Other comprehensive income” in our condensed consolidated statement of operations and comprehensive income for the year ended December 31, 2013.
In July 2015, we settled our defined pension benefit obligations. We transferred plan assets to an annuity provider and distributed lump sum payments to participants based on their elections. We made a cash contribution of $102 million to settle the plans. The actuarial losses and associated tax provision, previously recorded in “Accumulated other comprehensive income,” will be recognized in “Administrative expenses” and “Provision for federal income taxes,” respectively, in our condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2015. The impact of the settlement of the pension plans is not material to our condensed consolidated financial statements.
New Accounting Guidance
Effective January 1, 2015, we prospectively adopted guidance issued by the Financial Accounting Standards Board (“FASB”) clarifying when a creditor is considered to have received physical possession of residential real estate property collateralized by a consumer mortgage loan. The adoption of this guidance resulted in a clarification to our policy to align our definition of when we have taken physical possession of real estate with the new guidance; however it did not impact the timing of derecognition of loan receivable and recognition of real estate property in our financial statements. The new guidance also requires us to disclose the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. See “Note 3, Mortgage Loans” for additional information regarding the disclosure required upon adoption of this guidance.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae securities	$4,948	$4,790
Non-Fannie Mae securities	5,974	7,073
Total trading securities	10,922	11,863
Available-for-sale securities:
Fannie Mae securities	4,219	5,043
Non-Fannie Mae securities	17,850	22,776
Total available-for-sale securities	22,069	27,819
Other assets	106	111
Other liabilities	(856)	(1,440)
Net carrying amount	$32,241	$38,353
Maximum exposure to loss	$38,586	$45,311
Total assets of unconsolidated mortgage-backed trusts	$234,062	$253,554
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
The total assets of our unconsolidated limited partnership investments were $5.2 billion and $5.8 billion as of June 30, 2015 and December 31, 2014, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended June 30, 2015 and 2014, the unpaid principal balance of portfolio securitizations was $62.0 billion and $36.4 billion, respectively. For the six months ended June 30, 2015 and 2014, the unpaid principal balance of portfolio securitizations was $110.9 billion and $68.9 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of June 30, 2015, the unpaid principal balance of retained interests was $5.5 billion and its related fair value was $7.1 billion. The unpaid principal balance of retained interests was $6.3 billion and its related fair value was $7.6 billion as of December 31, 2014. For the three months ended June 30, 2015 and 2014, the principal and interest received on retained interests was $296 million and $373 million, respectively. For the six months ended June 30, 2015 and 2014, the principal and interest received on retained interests was $646 million and $713 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.7 billion

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

and $1.8 billion as of June 30, 2015 and December 31, 2014, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
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
The following table displays the carrying value of our mortgage loans.

	As of
	June 30, 2015			December 31, 2014
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$250,100	$2,559,480	$2,809,580	$262,116	$2,569,884	$2,832,000
Multifamily	18,394	179,258	197,652	23,255	164,045	187,300
Total unpaid principal balance of mortgage loans	268,494	2,738,738	3,007,232	285,371	2,733,929	3,019,300
Cost basis and fair value adjustments, net	(13,101)	49,197	36,096	(12,705)	48,440	35,735
Allowance for loan losses for loans held for investment	(29,724)	(1,426)	(31,150)	(33,117)	(2,424)	(35,541)
Total mortgage loans	$225,669	$2,786,509	$3,012,178	$239,549	$2,779,945	$3,019,494
During the three months ended June 30, 2015 and 2014, we redesignated loans with a carrying value of $4.3 billion and $19 million, respectively, from HFI to HFS. During the six months ended June 30, 2015 and 2014, we redesignated loans with a carrying value of $4.6 billion and $2.2 billion, respectively, from HFI to HFS. We sold loans with an unpaid principal balance of $633 million during the three and six months ended June 30, 2015. We sold loans with an unpaid principal balance of $862 million and $1.9 billion during the three and six months ended June 30, 2014, respectively.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $28.8 billion as of June 30, 2015. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
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
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of June 30, 2015
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$27,698	$7,352	$29,566	$64,616	$2,581,112	$2,645,728	$56	$36,842
Government(2)	54	26	287	367	43,192	43,559	287	—
Alt-A	4,003	1,284	7,918	13,205	90,821	104,026	7	9,195
Other	1,495	486	2,603	4,584	35,503	40,087	5	3,075
Total single-family	33,250	9,148	40,374	82,772	2,750,628	2,833,400	355	49,112
Multifamily(3)	57	N/A	90	147	198,102	198,249	—	809
Total	$33,307	$9,148	$40,464	$82,919	$2,948,730	$3,031,649	$355	$49,921

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
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	June 30, 2015(1)			December 31, 2014(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value ratio:(2)
Less than or equal to 80%	$2,199,656	$60,418	$22,119	$2,156,165	$60,851	$22,558
Greater than 80% and less than or equal to 90%	249,031	13,849	5,459	261,709	15,151	6,046
Greater than 90% and less than or equal to 100%	120,779	10,811	4,424	140,778	12,490	5,236
Greater than 100% and less than or equal to 110%	34,295	7,353	3,193	43,014	8,998	3,900
Greater than 110% and less than or equal to 120%	18,373	4,794	2,039	23,439	6,033	2,615
Greater than 120% and less than or equal to 125%	5,811	1,564	671	7,529	2,114	904
Greater than 125%	17,783	5,237	2,182	23,586	7,124	3,000
Total	$2,645,728	$104,026	$40,087	$2,656,220	$112,761	$44,259
__________

(1)
Excludes $43.6 billion and $45.3 billion as of June 30, 2015 and December 31, 2014, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market loan-to-value (“LTV”) ratio.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the total recorded investment in our multifamily HFI loans by credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	June 30,	December 31,
	2015	2014
	(Dollars in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$192,044	$182,079
Special Mention	2,769	3,070
Substandard	3,414	3,842
Doubtful	22	242
Total	$198,249	$189,233
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Individually Impaired Loans
Individually impaired loans include troubled debt restructurings (“TDRs”), acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The following tables display the total unpaid principal balance, recorded investment, related allowance, average recorded investment and interest income recognized for individually impaired loans.

	As of
	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$120,954	$114,898	$18,825	$125,960	$120,221	$20,327	$309
Government	287	291	60	281	285	46	12
Alt-A	33,132	30,321	6,976	35,492	32,816	7,778	136
Other	13,548	12,810	2,759	14,667	13,947	3,049	38
Total single-family	167,921	158,320	28,620	176,400	167,269	31,200	495
Multifamily	959	963	125	1,230	1,241	175	6
Total individually impaired loans with related allowance recorded	168,880	159,283	28,745	177,630	168,510	31,375	501

With no related allowance recorded:(1)
Single-family:
Primary	16,789	15,274	—	16,704	14,876	—	—
Government	55	50	—	61	57	—	—
Alt-A	4,332	3,609	—	3,993	3,119	—	—
Other	1,404	1,251	—	1,240	1,056	—	—
Total single-family	22,580	20,184	—	21,998	19,108	—	—
Multifamily	404	406	—	565	568	—	—
Total individually impaired loans with no related allowance recorded	22,984	20,590	—	22,563	19,676	—	—
Total individually impaired loans(2)	$191,864	$179,873	$28,745	$200,193	$188,186	$31,375	$501

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2015			2014
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$115,856	$1,028	$73	$122,791	$1,093	$121
Government	288	3	—	281	3	—
Alt-A	30,642	251	10	34,029	267	22
Other	12,994	93	2	14,669	102	9
Total single-family	159,780	1,375	85	171,770	1,465	152
Multifamily	1,090	3	—	1,813	23	—
Total individually impaired loans with related allowance recorded	160,870	1,378	85	173,583	1,488	152

With no related allowance recorded:(1)
Single-family:
Primary	16,453	253	19	13,413	205	53
Government	54	1	—	56	2	—
Alt-A	4,010	50	—	2,636	43	10
Other	1,378	17	—	927	13	3
Total single-family	21,895	321	19	17,032	263	66
Multifamily	460	2	—	1,668	20	—
Total individually impaired loans with no related allowance recorded	22,355	323	19	18,700	283	66
Total individually impaired loans(2)	$183,225	$1,701	$104	$192,283	$1,771	$218

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2015			2014
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$116,811	$2,062	$177	$123,066	$2,187	$261
Government	285	6	—	257	6	—
Alt-A	31,094	502	27	34,178	537	50
Other	13,216	187	9	14,787	205	20
Total single-family	161,406	2,757	213	172,288	2,935	331
Multifamily	1,140	6	—	1,967	46	—
Total individually impaired loans with related allowance recorded	162,546	2,763	213	174,255	2,981	331

With no related allowance recorded:(1)
Single-family:
Primary	16,178	500	60	13,055	390	101
Government	56	2	—	76	3	—
Alt-A	3,775	94	7	2,576	84	20
Other	1,311	35	2	910	24	5
Total single-family	21,320	631	69	16,617	501	126
Multifamily	496	3	—	1,758	40	—
Total individually impaired loans with no related allowance recorded	21,816	634	69	18,375	541	126
Total individually impaired loans(2)	$184,362	$3,397	$282	$192,630	$3,522	$457
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $177.5 billion and $185.2 billion as of June 30, 2015 and December 31, 2014, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $525 million and $716 million as of June 30, 2015 and December 31, 2014, respectively.

(3)
Total single-family interest income recognized of $1.7 billion for the three months ended June 30, 2015 and 2014 consists of $1.4 billion of contractual interest for both periods and $304 million and $285 million of effective yield adjustments, respectively. Total single-family interest income recognized of $3.4 billion for the six months ended June 30, 2015 and 2014 consists of $2.8 billion and $2.9 billion of contractual interest, respectively, and $580 million and $560 million of effective yield adjustments, respectively.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended June 30, 2015 and 2014, the average term extension of a single-family

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

modified loan was 162 months for both periods and the average interest rate reduction was 0.77 and 0.99 percentage points, respectively. During the six months ended June 30, 2015 and 2014, the average extension of a single-family modified loan was 162 months and 161 months, respectively, and the average interest rate reduction was 0.77 and 1.12 percentage points, respectively.
The following tables display the number of loans and recorded investment in loans restructured in a TDR.

	For the Three Months Ended June 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	17,951	$2,477	24,932	$3,564
Government	64	8	111	13
Alt-A	2,533	395	3,660	614
Other	539	100	872	179
Total single-family	21,087	2,980	29,575	4,370
Multifamily	1	1	3	4
Total troubled debt restructurings	21,088	$2,981	29,578	$4,374

	For the Six Months Ended June 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	39,358	$5,422	53,774	$7,674
Government	138	16	173	21
Alt-A	5,322	833	8,056	1,354
Other	1,129	208	1,910	398
Total single-family	45,947	6,479	63,913	9,447
Multifamily	4	6	9	38
Total troubled debt restructurings	45,951	$6,485	63,922	$9,485
The following tables display the number of loans and our recorded investment in these loans at the time of payment default for loans that were restructured in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as: single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale; single-family loans with completed modifications that are two or more months delinquent during the period; or multifamily loans with completed modifications that are one or more months delinquent during the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	6,156	$864	8,190	$1,251
Government	37	6	18	1
Alt-A	963	151	1,396	252
Other	290	55	420	89
Total single-family	7,446	1,076	10,024	1,593
Multifamily	1	2	1	3
Total TDRs that subsequently defaulted	7,447	$1,078	10,025	$1,596

	For the Six Months Ended June 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	12,879	$1,867	16,788	$2,561
Government	57	9	36	3
Alt-A	2,116	354	2,840	512
Other	594	121	924	204
Total single-family	15,646	2,351	20,588	3,280
Multifamily	3	6	5	17
Total TDRs that subsequently defaulted	15,649	$2,357	20,593	$3,297
4. Allowance for Loan Losses
Our allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our allowance for loan losses, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and any applicable cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record charge-offs as a reduction to our allowance for loan losses upon the redesignation of nonperforming loans from HFI to HFS.
We aggregate single-family HFI loans that are not individually impaired based on similar risk characteristics for purposes of estimating incurred credit losses and establishing a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate. We base our allowance methodology on historical events and trends, such as loss severity (in event of default), default rates, and recoveries from mortgage insurance contracts and other credit enhancements. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.
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
The following tables display changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended June 30,
	2015			2014
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$29,759	$1,755	$31,514	$38,746	$2,702	$41,448
Provision (benefit) for loan losses(1)	1,268	(227)	1,041	(1,288)	(240)	(1,528)
Charge-offs(2)	(2,032)	(23)	(2,055)	(1,861)	(42)	(1,903)
Recoveries	257	4	261	311	147	458
Transfers(3)	256	(256)	—	337	(337)	—
Other(4)	116	(1)	115	155	13	168
Ending balance	$29,624	$1,252	$30,876	$36,400	$2,243	$38,643
Multifamily allowance for loan losses:
Beginning balance	$114	$192	$306	$258	$205	$463
Provision (benefit) for loan losses(1)	6	(18)	(12)	(8)	(22)	(30)
Charge-offs(2)	(19)	—	(19)	(8)	—	(8)
Transfers(3)	—	—	—	2	(2)	—
Other(4)	(1)	—	(1)	(1)	—	(1)
Ending balance	$100	$174	$274	$243	$181	$424
Total allowance for loan losses:
Beginning balance	$29,873	$1,947	$31,820	$39,004	$2,907	$41,911
Provision (benefit) for loan losses(1)	1,274	(245)	1,029	(1,296)	(262)	(1,558)
Charge-offs(2)	(2,051)	(23)	(2,074)	(1,869)	(42)	(1,911)
Recoveries	257	4	261	311	147	458
Transfers(3)	256	(256)	—	339	(339)	—
Other(4)	115	(1)	114	154	13	167
Ending balance	$29,724	$1,426	$31,150	$36,643	$2,424	$39,067

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2015			2014
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$32,956	$2,221	$35,177	$40,202	$3,105	$43,307
Provision (benefit) for loan losses(1)	1,473	(374)	1,099	(2,170)	(202)	(2,372)
Charge-offs(2)(5)	(7,360)	(42)	(7,402)	(3,308)	(143)	(3,451)
Recoveries	871	12	883	631	218	849
Transfers(3)	615	(615)	—	757	(757)	—
Other(4)	1,069	50	1,119	288	22	310
Ending balance	$29,624	$1,252	$30,876	$36,400	$2,243	$38,643
Multifamily allowance for loan losses:
Beginning balance	$161	$203	$364	$319	$220	$539
Benefit for loan losses(1)	(31)	(31)	(62)	(20)	(38)	(58)
Charge-offs(2)(5)	(34)	—	(34)	(59)	—	(59)
Transfers(3)	—	—	—	2	(2)	—
Other(4)	4	2	6	1	1	2
Ending balance	$100	$174	$274	$243	$181	$424
Total allowance for loan losses:
Beginning balance	$33,117	$2,424	$35,541	$40,521	$3,325	$43,846
Provision (benefit) for loan losses(1)	1,442	(405)	1,037	(2,190)	(240)	(2,430)
Charge-offs(2)(5)	(7,394)	(42)	(7,436)	(3,367)	(143)	(3,510)
Recoveries	871	12	883	631	218	849
Transfers(3)	615	(615)	—	759	(759)	—
Other(4)	1,073	52	1,125	289	23	312
Ending balance	$29,724	$1,426	$31,150	$36,643	$2,424	$39,067
__________

(1)	Provision (benefit) for loan losses is included in “Provision (benefit) for credit losses” in our condensed consolidated statements of operations and comprehensive income.

(2)
While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)	Amounts represent changes in other loss reserves which are offset by amounts reflected in provision (benefit) for credit losses, charge-offs and recoveries.

(5)
Includes for the six months ended June 30, 2015 charge-offs of (1) $1.8 billion in HFI loans and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin on January 1, 2015 and (2) $1.1 billion in accrued interest receivable that were charged-off in connection with the our adoption of a change in accounting principle on January 1, 2015 related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment.

	As of
	June 30, 2015			December 31, 2014
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$28,620	$125	$28,745	$31,200	$175	$31,375
Collectively reserved loans	2,256	149	2,405	3,977	189	4,166
Total allowance for loan losses	$30,876	$274	$31,150	$35,177	$364	$35,541

Recorded investment in loans by segment:
Individually impaired loans(1)	$178,504	$1,369	$179,873	$186,377	$1,809	$188,186
Collectively reserved loans	2,654,896	196,880	2,851,776	2,672,184	187,424	2,859,608
Total recorded investment in loans	$2,833,400	$198,249	$3,031,649	$2,858,561	$189,233	$3,047,794
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	June 30, 2015	December 31, 2014
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$5,079	$4,940
Freddie Mac	1,537	1,369
Ginnie Mae	239	166
Alt-A private-label securities	475	920
Subprime private-label securities	718	1,307
CMBS	2,424	2,515
Mortgage revenue bonds	602	722
Other mortgage-related securities	—	99
Total mortgage-related securities	11,074	12,038
U.S. Treasury securities	23,790	19,466
Total trading securities	$34,864	$31,504

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net trading gains	$20	$249	$56	$394
Net trading (losses) gains recognized in the period related to securities still held at period end	(1)	233	(3)	353
Available-for-Sale Securities
We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive (loss) income” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Gross realized gains	$413	$396	$813	$399
Gross realized losses	50	—	57	2
Total proceeds(1)	3,096	1,705	5,208	1,740
__________

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations.

The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of June 30, 2015
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$4,376	$284	$—	$(22)	$4,638
Freddie Mac	4,565	382	—	—	4,947
Ginnie Mae	380	55	—	—	435
Alt-A private-label securities	2,877	756	(3)	—	3,630
Subprime private-label securities	2,932	911	(1)	(5)	3,837
CMBS	1,301	43	—	—	1,344
Mortgage revenue bonds	3,032	157	(14)	(4)	3,171
Other mortgage-related securities	2,028	131	—	—	2,159
Total	$21,491	$2,719	$(18)	$(31)	$24,161

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

(2)
Represents the noncredit component of OTTI losses recorded in “Accumulated other comprehensive income” in our condensed consolidated balance sheets, as well as cumulative changes in fair value of securities for which we previously recognized the credit component of OTTI.

(3)	Represents the gross unrealized losses on securities for which we have not recognized OTTI.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of June 30, 2015
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$332	$(17)	$557
Alt-A private-label securities	—	33	(3)	29
Subprime private-label securities	(1)	53	(5)	102
Mortgage revenue bonds	(14)	488	(4)	20
Total	$(20)	$906	$(29)	$708

	As of December 31, 2014
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$113	$(19)	$627
Alt-A private-label securities	(2)	171	(13)	112
Subprime private-label securities	—	—	(24)	460
Mortgage revenue bonds	(2)	47	(11)	155
Other mortgage-related securities	—	8	(136)	1,021
Total	$(4)	$339	$(203)	$2,375
Other-Than-Temporary Impairments
We recognized $12 million and $23 million of OTTI for the three months ended June 30, 2015 and 2014, respectively, and $182 million and $74 million of OTTI for the six months ended June 30, 2015 and 2014, respectively, which are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income. During the first six months ended June 30, 2015, OTTI was primarily driven by a change in our intent to sell certain securities. As a result, we recognized the entire difference between the amortized cost basis of these securities and their fair value as OTTI.
The following table displays the modeled attributes, including default rates and severities, which were used to determine as of June 30, 2015 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2015
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$99	$12	$711	$109	$268
Weighted average collateral default(1)	25.1%	22.8%	7.8%	15.8%	10.6%
Weighted average collateral severities(2)	53.5	57.2	42.6	35.9	29.9
Weighted average voluntary prepayment rates(3)	8.0	10.7	13.5	9.5	10.7
Average credit enhancement(4)	38.8	16.6	11.0	25.4	10.6
2005:
Unpaid principal balance	$7	$197	$312	$124	$324
Weighted average collateral default(1)	43.0%	29.3%	12.2%	25.0%	14.4%
Weighted average collateral severities(2)	61.8	53.0	47.9	52.9	37.1
Weighted average voluntary prepayment rates(3)	4.1	7.0	11.9	8.6	10.1
Average credit enhancement(4)	57.2	8.6	1.3	29.0	8.7
2006:
Unpaid principal balance	$4,765	$307	$352	$637	$705
Weighted average collateral default(1)	44.8%	34.2%	19.7%	22.6%	8.6%
Weighted average collateral severities(2)	61.9	32.5	50.7	35.7	34.2
Weighted average voluntary prepayment rates(3)	2.6	6.6	8.0	8.0	12.8
Average credit enhancement(4)	16.8	—	—	1.5	—
2007 & After:
Unpaid principal balance	$193	$—	$—	$—	$—
Weighted average collateral default(1)	40.1%	N/A	N/A	N/A	N/A
Weighted average collateral severities(2)	12.4	N/A	N/A	N/A	N/A
Weighted average voluntary prepayment rates(3)	1.6	N/A	N/A	N/A	N/A
Average credit enhancement(4)	27.7	N/A	N/A	N/A	N/A
Total:
Unpaid principal balance	$5,064	$516	$1,375	$870	$1,297
Weighted average collateral default(1)	44.2%	32.1%	11.8%	22.1%	10.4%
Weighted average collateral severities(2)	60.1	40.0	47.3	38.5	34.3
Weighted average voluntary prepayment rates(3)	2.6	6.9	11.7	8.3	11.7
Average credit enhancement(4)	17.7	3.7	6.0	8.4	4.4
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Balance, beginning of period	$2,744	$7,096	$5,260	$7,904
Additions for the credit component on debt securities for which OTTI was not previously recognized	—	—	—	1
Additions for the credit component on debt securities for which OTTI was previously recognized	—	8	4	47
Reductions for securities no longer in portfolio at period end	(72)	(384)	(1,165)	(437)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(70)	(755)	(1,439)	(1,453)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(45)	(94)	(103)	(191)
Balance, end of period	$2,557	$5,871	$2,557	$5,871
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of June 30, 2015
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$4,376	$4,638	$—	$—	$220	$228	$190	$205	$3,966	$4,205
Freddie Mac	4,565	4,947	1	1	269	282	370	404	3,925	4,260
Ginnie Mae	380	435	—	—	1	1	56	63	323	371
Alt-A private-label securities	2,877	3,630	—	—	—	—	—	—	2,877	3,630
Subprime private-label securities	2,932	3,837	—	—	—	—	—	—	2,932	3,837
CMBS	1,301	1,344	187	190	1,043	1,082	—	—	71	72
Mortgage revenue bonds	3,032	3,171	13	13	100	101	250	253	2,669	2,804
Other mortgage-related securities	2,028	2,159	—	—	—	—	33	36	1,995	2,123
Total	$21,491	$24,161	$201	$204	$1,633	$1,694	$899	$961	$18,758	$21,302
6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These guarantees expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The remaining contractual terms of our guarantees range from 1 day to 37 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2015			December 31, 2014
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$16,066	$203	$9,315	$17,184	$214	$9,775
Other guaranty arrangements(3)	17,495	152	4,406	18,781	168	4,447
Total	$33,561	$355	$13,721	$35,965	$382	$14,222
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 13, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements, long-term standby commitments, and our commitment under the TCLF program.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $679 million and $797 million as of June 30, 2015 and December 31, 2014, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held for sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property, and the related valuation allowance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Beginning balance — Acquired property	$10,348	$12,744	$11,442	$12,307
Additions	2,431	3,425	5,366	7,197
Disposals	(3,580)	(3,873)	(7,609)	(7,208)
Ending balance — Acquired property	9,199	12,296	9,199	12,296
Beginning balance — Valuation allowance	(830)	(784)	(824)	(686)
Decrease (increase) in valuation allowance	137	48	131	(50)
Ending balance — Valuation allowance	(693)	(736)	(693)	(736)
Ending balance — Acquired property, net	$8,506	$11,560	$8,506	$11,560

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of
	June 30, 2015		December 31, 2014
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$—	—%	$50	—%

Short-term debt of Fannie Mae	$81,338	0.16%	$105,012	0.11%
Debt of consolidated trusts	1,409	0.12	1,560	0.09
Total short-term debt	$82,747	0.16%	$106,572	0.11%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We periodically use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of June 30, 2015 and December 31, 2014. We had no borrowings outstanding from this line of credit as of June 30, 2015.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2015			December 31, 2014
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2015 - 2030	$170,531	2.42%	2015 - 2030	$173,010	2.41%
Medium-term notes(2)	2015 - 2025	111,556	1.49	2015 - 2024	114,556	1.42
Foreign exchange notes and bonds	2021 - 2028	624	5.29	2021 - 2028	619	5.44
Other	2015 - 2038	29,545	4.74	2015 - 2038	32,322	4.63
Total senior fixed		312,256	2.31		320,507	2.29
Senior floating:
Medium-term notes(2)	2015 - 2019	18,420	0.19	2015 - 2019	24,469	0.15
Connecticut Avenue Securities(3)	2023 - 2025	8,514	3.19	2023 - 2024	6,041	2.97
Other(4)	2020 - 2037	346	8.64	2020 - 2037	363	8.71
Total senior floating		27,280	1.22		30,873	0.81
Subordinated debentures	2019	4,034	9.93	2019	3,849	9.93
Secured borrowings(5)	2021 - 2022	177	1.92	2021 - 2022	202	1.90
Total long-term debt of Fannie Mae(6)		343,747	2.31		355,431	2.24
Debt of consolidated trusts(4)	2015 - 2054	2,772,075	2.85	2015 - 2054	2,760,152	3.02
Total long-term debt		$3,115,822	2.79%		$3,115,583	2.93%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

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

(6)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $3.5 billion and $4.1 billion as of June 30, 2015 and December 31, 2014, respectively.
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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of June 30, 2015				As of December 31, 2014
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$47,665	$1,083	$111,367	$(5,841)	$41,965	$733	$123,557	$(7,125)
Receive-fixed	99,401	3,159	110,875	(1,023)	67,629	4,486	157,272	(1,302)
Basis	1,269	112	8,600	(3)	5,769	123	7,100	(2)
Foreign currency	347	130	275	(30)	344	144	273	(30)
Swaptions:
Pay-fixed	6,550	53	14,200	(66)	11,100	57	26,525	(175)
Receive-fixed	—	—	14,700	(268)	750	96	29,525	(816)
Other(1)	888	26	613	(1)	1,071	28	12	(1)
Total gross risk management derivatives	156,120	4,563	260,630	(7,232)	128,628	5,667	344,264	(9,451)
Accrued interest receivable (payable)	—	772	—	(915)	—	749	—	(1,013)
Netting adjustment(2)	—	(4,050)	—	7,728	—	(5,186)	—	10,194
Total net risk management derivatives	$156,120	$1,285	$260,630	$(419)	$128,628	$1,230	$344,264	$(270)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$6,071	$14	$4,694	$(40)	$6,157	$28	$428	$—
Forward contracts to purchase mortgage-related securities	32,606	90	29,670	(211)	43,533	223	6,112	(8)
Forward contracts to sell mortgage-related securities	45,866	329	48,582	(141)	4,886	4	57,910	(336)
Total mortgage commitment derivatives	$84,543	$433	$82,946	$(392)	$54,576	$255	$64,450	$(344)
Derivatives at fair value	$240,663	$1,718	$343,576	$(811)	$183,204	$1,485	$408,714	$(614)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

__________

(1)
Includes futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $4.1 billion and $5.3 billion as of June 30, 2015 and December 31, 2014, respectively. Cash collateral received was $436 million and $245 million as of June 30, 2015 and December 31, 2014, respectively.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position was $2.1 billion and $2.6 billion as of June 30, 2015 and December 31, 2014, respectively, for which we posted collateral of $1.8 billion and $2.4 billion in the normal course of business as of June 30, 2015 and December 31, 2014, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $387 million and $269 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of June 30, 2015 and December 31, 2014, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivative contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$4,351	$(2,349)	$1,282	$(4,467)
Receive-fixed	(1,906)	1,639	(59)	3,104
Basis	(44)	8	(12)	43
Foreign currency	16	17	(13)	38
Swaptions:
Pay-fixed	14	62	105	(37)
Receive-fixed	80	(59)	(79)	(101)
Other	(4)	3	(2)	—
Accrual of periodic settlements:
Pay-fixed interest-rate swaps	(904)	(913)	(1,835)	(1,816)
Receive-fixed interest-rate swaps	695	642	1,387	1,333
Other	10	14	20	27
Total risk management derivatives fair value gains (losses), net	$2,308	$(936)	$794	$(1,876)
Mortgage commitment derivatives fair value gains (losses), net	173	(310)	(66)	(655)
Total derivatives fair value gains (losses), net	$2,481	$(1,246)	$728	$(2,531)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. We manage our derivative counterparty credit exposure relating to our risk management derivative transactions mainly through enforceable master netting arrangements, which allow us to net derivative assets and liabilities with the same counterparty or clearing organization and clearing member. For our OTC derivative transactions, we require counterparties to post collateral, which may include cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.
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
The following table displays the computation of basic and diluted earnings (loss) per share of common stock.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars and shares in millions, except per share amounts)
Net income	$4,640	$3,667	$6,528	$8,992
Less: Net income attributable to noncontrolling interest	—	(1)	—	(1)
Net income attributable to Fannie Mae	4,640	3,666	6,528	8,991
Dividends distributed or available for distribution to senior preferred stockholder(1)	(4,359)	(3,712)	(6,155)	(9,404)
Net income (loss) attributable to common stockholders	$281	$(46)	$373	$(413)
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762	5,762
Convertible preferred stock	131	—	131	—
Weighted-average common shares outstanding—Diluted(2)	5,893	5,762	5,893	5,762
Earnings (loss) per share:
Basic	$0.05	$(0.01)	$0.06	$(0.07)
Diluted	0.05	(0.01)	0.06	(0.07)
__________

(1)
Dividends distributed or available for distribution for the three months ended June 30, 2015 and 2014 (relating to the dividend periods for the three months ended September 30, 2015 and 2014) were calculated based on our net worth as of June 30, 2015 and 2014, respectively, less the applicable capital reserve. For the six months ended June 30, 2015 and 2014, we add dividends paid related to the dividend periods for the three months ended June 30, 2015 and 2014, respectively, to these amounts.

(2)
Includes 4.6 billion of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2015 and 2014.

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
The following tables display our business segment financial results.

	For the Three Months Ended June 30, 2015
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$18	$(26)	$1,513	$3,922		$250	(3)	$5,677
(Provision) benefit for credit losses	(1,056)	23	—	—		—		(1,033)
Net interest (loss) income after (provision) benefit for credit losses	(1,038)	(3)	1,513	3,922		250		4,644
Guaranty fee income (expense)(4)	3,092	357	(221)	(2,343)	(5)	(848)	(5)	37	(5)
Investment (losses) gains, net	(1)	15	1,562	(275)		(787)	(6)	514
Fair value gains, net	—	—	2,555	7		44	(7)	2,606
Debt extinguishment (losses) gains, net	—	—	(7)	10		—		3
(Losses) gains from partnership investments(8)	(10)	43	—	—		—		33
Fee and other income (expense)	301	84	150	(90)		74		519
Administrative expenses	(458)	(83)	(148)	—		—		(689)
Foreclosed property expense	(182)	—	—	—		—		(182)
TCCA fees(4)	(397)	—	—	—		—		(397)
Other expenses	(262)	(6)	(4)	—		34		(238)
Income before federal income taxes	1,045	407	5,400	1,231		(1,233)		6,850
Provision for federal income taxes	(419)	(41)	(1,750)	—		—		(2,210)
Net income attributable to Fannie Mae	$626	$366	$3,650	$1,231		$(1,233)		$4,640

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2015
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$27	$(57)	$3,115	$7,138		$521	(3)	$10,744
(Provision) benefit for credit losses	(578)	78	—	—		—		(500)
Net interest (loss) income after (provision)benefit for credit losses	(551)	21	3,115	7,138		521		10,244
Guaranty fee income (expense)(4)	6,132	697	(448)	(3,905)	(5)	(2,408)	(5)	68	(5)
Investment (losses) gains, net	(1)	24	3,071	(477)		(1,761)	(6)	856
Fair value (losses) gains, net	(4)	—	585	5		101	(7)	687
Debt extinguishment (losses) gains, net	—	—	(5)	16		—		11
(Losses) gains from partnership investments(8)	(15)	255	—	—		—		240
Fee and other income (expense)	473	135	205	(169)		152		796
Administrative expenses	(942)	(171)	(299)	—		—		(1,412)
Foreclosed property (expense) income	(667)	12	—	—		—		(655)
TCCA fees(4)	(779)	—	—	—		—		(779)
Other expenses	(489)	(13)	(6)	—		60		(448)
Income before federal income taxes	3,157	960	6,218	2,608		(3,335)		9,608
Provision for federal income taxes	(1,000)	(111)	(1,969)	—		—		(3,080)
Net income attributable to Fannie Mae	$2,157	$849	$4,249	$2,608		$(3,335)		$6,528

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$5	$(21)	$1,917	$2,739		$264	(3)	$4,904
Benefit for credit losses	1,603	36	—	—		—		1,639
Net interest income after benefit for credit losses	1,608	15	1,917	2,739		264		6,543
Guaranty fee income (expense)(4)	2,893	317	(241)	(1,452)	(5)	(1,476)	(5)	41	(5)
Investment (losses) gains, net	(1)	39	1,625	(104)		(1,076)	(6)	483
Fair value (losses) gains, net	(2)	—	(1,098)	171		(5)	(7)	(934)
Debt extinguishment gains (losses), net	—	—	41	(3)		—		38
Gains from partnership investments(8)	—	34	—	—		1		35
Fee and other income (expense)	181	31	136	(95)		89		342
Administrative expenses	(458)	(75)	(164)	—		—		(697)
Foreclosed property income	178	36	—	—		—		214
TCCA fees(4)	(335)	—	—	—		—		(335)
Other expenses	(237)	(12)	(57)	—		(5)		(311)
Income before federal income taxes	3,827	385	2,159	1,256		(2,208)		5,419
Provision for federal income taxes	(1,133)	(9)	(610)	—		—		(1,752)
Net income	2,694	376	1,549	1,256		(2,208)		3,667
Less: Net income attributable to noncontrolling interest	—	—	—	—		(1)		(1)
Net income attributable to Fannie Mae	$2,694	$376	$1,549	$1,256		$(2,209)		$3,666

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(43)	$(43)	$3,747	$5,437		$544	(3)	$9,642
Benefit for credit losses	2,348	65	—	—		—		2,413
Net interest income after benefit for credit losses	2,305	22	3,747	5,437		544		12,055
Guaranty fee income (expense)(4)	5,763	628	(487)	(2,879)	(5)	(2,939)	(5)	86	(5)
Investment (losses) gains, net	(1)	42	2,910	(162)		(2,211)	(6)	578
Fair value (losses) gains, net	(7)	—	(2,435)	219		99	(7)	(2,124)
Debt extinguishment gains, net	—	—	34	4		—		38
Gains from partnership investments(8)	—	79	—	—		1		80
Fee and other income (expense)	325	55	4,269	(171)		174		4,652
Administrative expenses	(908)	(148)	(313)	—		—		(1,369)
Foreclosed property income	435	41	—	—		—		476
TCCA fees(4)	(657)	—	—	—		—		(657)
Other expenses	(392)	(13)	(65)	—		(17)		(487)
Income before federal income taxes	6,863	706	7,660	2,448		(4,349)		13,328
Provision for federal income taxes	(2,060)	—	(2,276)	—		—		(4,336)
Net income	4,803	706	5,384	2,448		(4,349)		8,992
Less: Net income attributable to noncontrolling interest	—	—	—	—		(1)		(1)
Net income attributable to Fannie Mae	$4,803	$706	$5,384	$2,448		$(4,350)		$8,991
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

12. Equity
The following table displays the activity in other comprehensive income (“OCI”), net of tax, by major categories.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net income	$4,640	$3,667	$6,528	$8,992
Other comprehensive (loss) income, net of tax effect:
Changes in net unrealized gains on AFS securities (net of tax of $44 and $119, respectively, for the three months ended and net of tax of $31 and $303, respectively, for the six months ended)	(81)	221	(57)	561
Reclassification adjustment for OTTI recognized in net income (net of tax of $4 and $8, respectively, for the three months ended and net of tax of $64 and $26, respectively, for the six months ended)	8	15	118	48
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $112 and $104, respectively, for the three months ended and net of tax of $233 and $104, respectively for the six months ended)	(207)	(191)	(432)	(192)
Other	(1)	—	(2)	—
Total other comprehensive (loss) income	(281)	45	(373)	417
Total comprehensive income	$4,359	$3,712	$6,155	$9,409
The following table displays our accumulated other comprehensive income (“AOCI”) by major categories.

	As of
	June 30,	December 31,
	2015	2014
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$612	$592
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	1,138	1,529
Prior service cost and actuarial losses, net of amortization, net of tax	(360)	(358)
Other losses	(30)	(30)
Accumulated other comprehensive income	$1,360	$1,733

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The table below displays changes in AOCI, net of tax.

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2015			2014			2015			2014
	AFS(1)	Other(2)	Total	AFS(1)	Other	Total	AFS(1)	Other(2)	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$2,030	$(389)	$1,641	$1,999	$(424)	$1,575	$2,121	$(388)	$1,733	$1,627	$(424)	$1,203
OCI before reclassifications	(81)	—	(81)	221	—	221	(57)	—	(57)	561	—	561
Amounts reclassified from OCI	(199)	(1)	(200)	(176)	—	(176)	(314)	(2)	(316)	(144)	—	(144)
Net OCI	(280)	(1)	(281)	45	—	45	(371)	(2)	(373)	417	—	417
Ending balance	$1,750	$(390)	$1,360	$2,044	$(424)	$1,620	$1,750	$(390)	$1,360	$2,044	$(424)	$1,620
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
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional and total multifamily guaranty book of business.

	As of
	June 30, 2015(1)			December 31, 2014(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.22%	0.34%	1.74%	1.27%	0.38%	1.99%
Percentage of single-family conventional loans(4)	1.39	0.38	1.66	1.47	0.43	1.89

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2015(1)		December 31, 2014(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	4%	10.55%	5%	10.98%
Geographical distribution:
California	20	0.62	20	0.70
Florida	6	3.40	6	4.42
Illinois	4	2.03	4	2.36
New Jersey	4	5.35	4	5.78
New York	5	3.84	5	4.17
All other states	61	1.36	61	1.52
Product distribution:
Alt-A	4	6.96	4	7.77
Vintages:
2005	3	5.72	3	6.18
2006	3	8.69	3	9.61
2007	4	9.89	4	10.79
2008	2	5.90	2	6.27
All other vintages	88	0.80	88	0.88
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of June 30, 2015 and December 31, 2014.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2015 and December 31, 2014.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2015(1)(2)		December 31, 2014(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.03%	0.05%	0.04%	0.05%

	As of
	June 30, 2015(1)		December 31, 2014(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	3%	0.03%	3%	0.31%
Less than or equal to 80%	97	0.05	97	0.04
Current debt service coverage ratio less than 1.0(5)	3	0.59	3	0.83
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of June 30, 2015 and December 31, 2014 excluding loans that have been defeased.

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

Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers are also obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 45% of our single-family guaranty book of business as of June 30, 2015, compared with 46% as of December 31, 2014. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 68% of our multifamily guaranty book of business as of June 30, 2015, compared with approximately 67% as of December 31, 2014.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in an increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $112.3 billion and $109.6 billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2015 and December 31, 2014, respectively, which represented 4% of our single-family guaranty book of business as of June 30, 2015 and December 31,

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

2014. Our primary mortgage insurance coverage risk in force was $111.5 billion and $108.7 billion as of June 30, 2015 and December 31, 2014, respectively. Our pool mortgage insurance coverage risk in force was $805 million and $852 million as of June 30, 2015 and December 31, 2014, respectively. Our top four mortgage insurance companies provided 79% of our mortgage insurance as of June 30, 2015 and December 31, 2014, respectively.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $11.1 billion, or 10%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2015.
In April 2015, PMI increased its cash payments on policyholder claims from 67% to 70%, and subsequently paid sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 70%. It is uncertain whether PMI will be permitted in the future to pay any remaining deferred policyholder claims or increase or decrease the amount of cash they pay on claims.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. As of June 30, 2015 and December 31, 2014, the amount by which our estimated benefit from mortgage insurance reduced our total loss reserves as of these dates was $2.7 billion and $4.1 billion, respectively.
We had outstanding receivables of $1.3 billion recorded in “Other assets” in our condensed consolidated balance sheets as of June 30, 2015 and $1.4 billion as of December 31, 2014 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $301 million as of June 30, 2015 and $269 million as of December 31, 2014 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $809 million as of June 30, 2015 and $799 million as of December 31, 2014. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of June 30, 2015 and December 31, 2014.
For information on credit risk associated with our derivative transactions and repurchase agreements refer to “Note 9, Derivative Instruments” and “Note 14, Netting Arrangements.”

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

14. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The tables below display information related to derivatives, securities purchased under agreements to resell or similar arrangements, and securities sold under agreements to repurchase or similar arrangements, which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our condensed consolidated balance sheets.

	As of June 30, 2015
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$4,355	$(4,354)	$1		$—	$—	$1
Cleared risk management derivatives	954	304	1,258		—	—	1,258
Mortgage commitment derivatives	433	—	433		(224)	—	209
Total derivative assets	5,742	(4,050)	1,692	(4)	(224)	—	1,468
Securities purchased under agreements to resell or similar arrangements(5)	37,160	—	37,160		—	(37,160)	—
Total assets	$42,902	$(4,050)	$38,852		$(224)	$(37,160)	$1,468
Liabilities:
OTC risk management derivatives	$(6,172)	$5,754	$(418)		$—	$—	$(418)
Cleared risk management derivatives	(1,974)	1,974	—		—	—	—
Mortgage commitment derivatives	(392)	—	(392)		224	—	(168)
Total derivative liabilities	(8,538)	7,728	(810)	(4)	224	—	(586)
Total liabilities	$(8,538)	$7,728	$(810)		$224	$—	$(586)

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

(3)
Represents collateral posted or received that has neither been recognized nor offset in our condensed consolidated balance sheets. Does not include collateral held in excess of our exposure. The fair value of non-cash collateral accepted for OTC risk management derivatives was $18 million and $51 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $37.2 billion and $47.6 billion, of which $34.9 billion and $41.9 billion could be sold or repledged as of June 30, 2015 and December 31, 2014, respectively. None of the underlying collateral was sold or repledged as of June 30, 2015 or December 31, 2014. The fair value of non-cash collateral we pledged for securities sold under agreements to repurchase was $50 million as of December 31, 2014, which the counterparty was permitted to sell or repledge.

(4)
Excludes derivative assets of $26 million and $28 million as of June 30, 2015 and December 31, 2014, respectively, and derivative liabilities of $1 million as of June 30, 2015 and December 31, 2014, recognized in our condensed consolidated balance sheets that are not subject to enforceable master netting arrangements.

(5)
Includes $15.2 billion and $16.6 billion of securities purchased under agreements to resell or similar arrangements classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

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

	Fair Value Measurements as of June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$5,079	$—	$—	$5,079
Freddie Mac	—	1,537	—	—	1,537
Ginnie Mae	—	239	—	—	239
Alt-A private-label securities	—	150	325	—	475
Subprime private-label securities	—	—	718	—	718
CMBS	—	2,424	—	—	2,424
Mortgage revenue bonds	—	—	602	—	602
Non-mortgage-related securities:
U.S. Treasury securities	23,790	—	—	—	23,790
Total trading securities	23,790	9,429	1,645	—	34,864
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	4,509	129	—	4,638
Freddie Mac	—	4,943	4	—	4,947
Ginnie Mae	—	435	—	—	435
Alt-A private-label securities	—	1,976	1,654	—	3,630
Subprime private-label securities	—	—	3,837	—	3,837
CMBS	—	1,344	—	—	1,344
Mortgage revenue bonds	—	—	3,171	—	3,171
Other	—	1	2,158	—	2,159
Total available-for-sale securities	—	13,208	10,953	—	24,161
Mortgage loans of consolidated trusts	—	13,386	1,595	—	14,981
Other assets:
Risk management derivatives:
Swaps	—	5,134	122	—	5,256
Swaptions	—	53	—	—	53
Other	—	—	26	—	26
Netting adjustment	—	—	—	(4,050)	(4,050)
Mortgage commitment derivatives	—	432	1	—	433
Total other assets	—	5,619	149	(4,050)	1,718
Total assets at fair value	$23,790	$41,642	$14,342	$(4,050)	$75,724

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$8,515	$346	$—	$8,861
Total of Fannie Mae	—	8,515	346	—	8,861
Of consolidated trusts	—	22,392	493	—	22,885
Total long-term debt	—	30,907	839	—	31,746
Other liabilities:
Risk management derivatives:
Swaps	—	7,692	120	—	7,812
Swaptions	—	334	—	—	334
Other	—	—	1	—	1
Netting adjustment	—	—	—	(7,728)	(7,728)
Mortgage commitment derivatives	—	368	24	—	392
Total other liabilities	—	8,394	145	(7,728)	811
Total liabilities at fair value	$—	$39,301	$984	$(7,728)	$32,557

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

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2015
		Total Gains or (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2015(5)(6)
	Balance, March 31, 2015	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$2	$—		$—	$—	$(2)	$—	$—	$—	$—	$—	$—
Alt-A private-label securities	572	36		—	—	(267)	—	(16)	—	—	325	45
Subprime private-label securities	876	42		—	—	(182)	—	(18)	—	—	718	97
Mortgage revenue bonds	742	(33)		—	—	(106)	—	(1)	—	—	602	(36)
Other	94	6		—	—	(100)	—	—	—	—	—	20
Total trading securities	$2,286	$51	(6)(7)	$—	$—	$(657)	$—	$(35)	$—	$—	$1,645	$126

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$205	$—		$—	$182	$(269)	$—	$—	$—	$11	$129	$—
Freddie Mac	5	—		—	—	—	—	(1)	—	—	4	—
Alt-A private-label securities	2,486	71		(38)	—	(552)	—	(85)	(228)	—	1,654	—
Subprime private-label securities	4,608	265		(131)	—	(760)	—	(145)	—	—	3,837	—
Mortgage revenue bonds	3,560	17		(79)	—	(154)	—	(173)	—	—	3,171	—
Other	2,607	45		(55)	—	(368)	—	(71)	—	—	2,158	—
Total available-for-sale securities	$13,471	$398	(7)(8)	$(303)	$182	$(2,103)	$—	$(475)	$(228)	$11	$10,953	$—

Mortgage loans of consolidated trusts	$1,810	$4	(6)(7)	$—	$2	$—	$—	$(99)	$(197)	$75	$1,595	$(6)
Net derivatives	66	(126)	(6)	—	—	—	—	64	—	—	4	(40)
Long-term debt:
Of Fannie Mae:
Senior floating	$(391)	$45		$—	$—	$—	$—	$—	$—	$—	$(346)	$44
Of consolidated trusts	(547)	5		—	—	—	—	16	59	(26)	(493)	8
Total long-term debt	$(938)	$50	(6)	$—	$—	$—	$—	$16	$59	$(26)	$(839)	$52

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2015
		Total (Losses) or Gains (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2015(5)(6)
	Balance, December 31, 2014	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$305	$(27)		$—	$—	$(2)	$—	$—	$(278)	$2	$—	$—
Alt-A private-label securities	597	44		—	—	(267)	—	(33)	(44)	28	325	51
Subprime private-label securities	1,307	43		—	—	(580)	—	(52)	—	—	718	99
Mortgage revenue bonds	722	2		—	—	(118)	—	(4)	—	—	602	(1)
Other	99	4		—	—	(100)	—	(3)	—	—	—	19
Total trading securities	$3,030	$66	(6)(7)	$—	$—	$(1,067)	$—	$(92)	$(322)	$30	$1,645	$168

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$421	$(303)	$—	$—	$—	$11	$129	$—
Freddie Mac	6	—		—	—	—	—	(1)	(1)	—	4	—
Alt-A private-label securities	3,140	172		(116)	—	(1,108)	—	(209)	(538)	313	1,654	—
Subprime private-label securities	5,240	445		(232)	—	(1,325)	—	(291)	—	—	3,837	—
Mortgage revenue bonds	4,023	40		(27)	—	(316)	—	(549)	—	—	3,171	—
Other	2,671	(93)		85	—	(368)	—	(137)	—	—	2,158	—
Total available-for-sale securities	$15,080	$564	(7)(8)	$(290)	$421	$(3,420)	$—	$(1,187)	$(539)	$324	$10,953	$—

Mortgage loans of consolidated trusts	$1,833	$38	(6)(7)	$—	$5	$—	$—	$(176)	$(254)	$149	$1,595	$5
Net derivatives	45	(99)	(6)	—	—	—	—	58	—	—	4	(23)
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	$17		$—	$—	$—	$—	$—	$—	$—	$(346)	$16
Of consolidated trusts	(527)	(8)		—	—	—	—	25	109	(92)	(493)	(4)
Total long-term debt	$(890)	$9	(6)	$—	$—	$—	$—	$25	$109	$(92)	$(839)	$12

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2014
		Total Gains or (Losses) (Realized/Unrealized)											Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2014(5)(6)
	Balance, March 31, 2014	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)		Balance, June 30, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Alt-A private-label securities	$655	$84		$—	$—	$(23)	$—	$(22)	$(67)	$16		$643		$84
Subprime private-label securities	1,453	103		—	—	(241)	—	(33)	—	—		1,282		204
Mortgage revenue bonds	601	44		—	—	—	—	(2)	—	—		643		44
Other	102	4		—	—	—	—	(5)	—	—		101		4
Total trading securities	$2,811	$235	(6)(7)	$—	$—	$(264)	$—	$(62)	$(67)	$16		$2,669		$336

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$5	$—		$—	$—	$—	$—	$(1)	$(4)	$2		$2		$—
Freddie Mac	8	—		—	—	—	—	—	—	1		9		—
Alt-A private-label securities	3,570	103		(24)	—	(320)	—	(111)	(265)	764		3,717		—
Subprime private-label securities	7,030	268		(38)	—	(1,349)	—	(206)	—	—	6,965	5,705		—
Mortgage revenue bonds	5,006	(7)		87	—	(39)	—	(487)	—	—		4,560		—
Other	2,844	3		54	—	—	—	(84)	—	—		2,817		—
Total available-for-sale securities	$18,463	$367	(7)(8)	$79	$—	$(1,708)	$—	$(889)	$(269)	$767		$16,810		$—

Mortgage loans of consolidated trusts	$2,608	$102	(6)(7)	$—	$7	$—	$—	$(85)	$(165)	$64		$2,531		$86
Net derivatives	(23)	47	(6)	—	—	—	—	(4)	—	—		20	41	41
Long-term debt:
Of Fannie Mae:
Senior floating	$(310)	$(15)		$—	$—	$—	$—	$—	$—	$—		$(325)		$(15)
Of consolidated trusts	(506)	(33)		—	—	—	(1)	17	47	(22)		(498)		(31)
Total long-term debt	$(816)	$(48)	(6)	$—	$—	$—	$(1)	$17	$47	$(22)		$(823)		$(46)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2014
		Total (Losses) or Gains (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2014(5)(6)
	Balance, December 31, 2013	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$42	$(1)		$—	$—	$—	$—	$(2)	$(39)	$—	$—	$—
Freddie Mac	2	—		—	—	—	—	—	(2)	—	—	—
Alt-A private-label securities	618	103		—	—	(23)	—	(38)	(143)	126	643	101
Subprime private-label securities	1,448	179		—	—	(241)	—	(104)	—	—	1,282	280
Mortgage revenue bonds	565	84		—	—	—	—	(6)	—	—	643	84
Other	99	9		—	—	—	—	(7)	—	—	101	9
Total trading securities	$2,774	$374	(6)(7)	$—	$—	$(264)	$—	$(157)	$(184)	$126	$2,669	$474

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$7	$—		$—	$—	$—	$—	$(1)	$(6)	$2	$2	$—
Freddie Mac	8	—		—	—	—	—	—	—	1	9	—
Alt-A private-label securities	3,791	116		49	—	(320)	—	(199)	(874)	1,154	3,717	—
Subprime private-label securities	7,068	301		181	—	(1,349)	—	(496)	—	—	5,705	—
Mortgage revenue bonds	5,253	(27)		280	—	(58)	—	(888)	—	—	4,560	—
Other	2,885	6		95	—	—	—	(169)	—	—	2,817	—
Total available-for-sale securities	$19,012	$396	(7)(8)	$605	$—	$(1,727)	$—	$(1,753)	$(880)	$1,157	$16,810	$—

Mortgage loans of consolidated trusts	$2,704	$127	(6)(7)	$—	$31	$—	$—	$(166)	$(313)	$148	$2,531	$94
Net derivatives	(40)	77	(6)	—	—	—	—	(16)	(1)	—	20	54
Long-term debt:
Of Fannie Mae:
Senior floating	$(955)	$(105)		$—	$—	$—	$(750)	$20	$1,465	$—	$(325)	$(59)
Of consolidated trusts	(518)	(34)		—	—	—	(1)	35	66	(46)	(498)	(32)
Total long-term debt	$(1,473)	$(139)	(6)	$—	$—	$—	$(751)	$55	$1,531	$(46)	$(823)	$(91)
__________

(1)
Gains (losses) included in other comprehensive income are included in “Changes in unrealized gains on AFS securities, net of reclassification adjustments and taxes” in the condensed consolidated statements of operations and comprehensive income.

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

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(7)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements as of June 30, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Alt-A private-label securities(2)	$325	Discounted Cash Flow	Default Rate (%)	1.8	-	2.8	2.4
			Prepayment Speed (%)	3.5	-	4.0	3.6
			Severity (%)	50.0	-	95.0	80.7
			Spreads (bps)	149.7	-	179.8	173.3
Total Alt-A private-label securities	325
Subprime private-label securities(2)	122	Single Vendor	Default Rate (%)	3.3	-	5.8	4.6
			Prepayment Speed (%)	2.1	-	5.3	3.2
			Severity (%)	64.6	-	90.0	79.0
			Spreads (bps)	192.9	-	250.0	230.5
	391	Consensus	Default Rate (%)	4.9	-	7.3	6.8
			Prepayment Speed (%)	1.7	-	4.0	2.3
			Severity (%)	62.1	-	95.0	73.1
			Spreads (bps)	148.5	-	250.0	238.3
	125	Discounted Cash Flow	Default Rate (%)	4.4			4.4
			Prepayment Speed (%)	2.0			2.0
			Severity (%)	65.0			65.0
			Spreads (bps)	139.2			139.2
	80	Other
Total subprime private-label securities	718
Mortgage revenue bonds	583	Discounted Cash Flow	Spreads (bps)	47.4	-	331.5	221.4
	19	Other
Total mortgage revenue bonds	602
Total trading securities	$1,645

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$129	Other	Spreads (bps)	76.0	-	359.0	120.7
	4	Other
Total Agency	133
Alt-A private-label securities(2)	1,059	Consensus	Default Rate (%)	0.0	-	8.1	2.5
			Prepayment Speed (%)	2.5	-	70.2	12.4
			Severity (%)	1.6	-	95.0	71.4
			Spreads (bps)	133.1	-	225.0	213.8
	304	Consensus
	291	Other
Total Alt-A private-label securities	1,654
Subprime private-label securities (2)	571	Single Vendor	Default Rate (%)	2.3	-	12.8	7.3
			Prepayment Speed (%)	1.0	-	9.9	2.7
			Severity (%)	66.8	-	95.0	86.4
			Spreads (bps)	157.5	-	240.0	206.9
	2,464	Consensus	Default Rate (%)	1.0	-	14.9	6.3
			Prepayment Speed (%)	0.2	-	17.2	3.4
			Severity (%)	17.9	-	95.0	81.2
			Spreads (bps)	151.9	-	261.4	230.6
	537	Consensus
	265	Other
Total subprime private-label securities	3,837
Mortgage revenue bonds	1,163	Single Vendor	Spreads (bps)	12.0	-	329.9	75.9
	275	Single Vendor
	278	Dealer Mark
	1,407	Discounted Cash Flow	Spreads (bps)	12.0	-	383.9	232.6
	48	Other
Total mortgage revenue bonds	3,171
Other	853	Consensus	Default Rate (%)	0.0	-	9.5	3.8
			Prepayment Speed (%)	3.0	-	14.0	4.4
			Severity (%)	0.0	-	95.0	60.3
			Spreads (bps)	150.0	-	481.3	306.5
	443	Dealer Mark	Default Rate (%)	4.0			4.0
			Prepayment Speed (%)	3.0			3.0
			Severity (%)	85.0			85.0
			Spreads (bps)	246.5	-	464.4	292.2
	594	Discounted Cash Flow	Default Rate (%)	0.0	-	5.0	0.0
			Prepayment Speed (%)	0.0	-	14.0	0.0
			Severity (%)	0.0	-	100.0	1.1
			Spreads (bps)	225.0	-	770.0	333.2
	268	Other
Total other	2,158
Total available-for-sale securities	$10,953

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	$861	Build-Up	Default Rate (%)	0.0	-	99.7	15.7
			Prepayment Speed (%)	2.9	-	99.7	15.4
			Severity (%)	0.0	-	100.0	24.4
	369	Consensus
	152	Discounted Cash Flow	Default Rate (%)	2.6	-	12.0	5.7
			Prepayment Speed (%)	4.0	-	10.0	8.3
			Severity (%)	62.5	-	87.5	78.1
			Spreads (bps)	130.0	-	695.0	209.5
	51	Other
Total single-family	1,433
Multifamily	162	Build-Up	Spreads (bps)	53.0	-	302.2	130.2
Total mortgage loans of consolidated trusts	$1,595
Net derivatives	$(95)	Internal Model
	122	Dealer Mark
	(23)	Other
Total net derivatives	$4
Long-term debt:
Of Fannie Mae:
Senior floating	$(346)	Discounted Cash Flow
Of consolidated trusts(4)	(284)	Consensus
	(113)	Discounted Cash Flow	Default Rate (%)	2.6	-	12.0	4.6
			Prepayment Speed (%)	4.0	-	100.0	33.8
			Severity (%)	62.5	-	95.0	76.8
			Spreads (bps)	103.1	-	695.0	206.4
	(96)	Other
Total of consolidated trusts	(493)
Total long-term debt	$(839)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(3)(4)	$153	Single Vendor	Prepayment Speed (%)	100.0			100.0
			Spreads (bps)	256.5	-	350.8	293.4
	130	Consensus	Prepayment Speed (%)	100.0			100.0
			Spreads (bps)	184.6	-	219.5	197.5
	22	Other
Total Agency	305
Alt-A private-label securities(2)	290	Single Vendor	Default Rate (%)	8.3	-	9.1	8.5
			Prepayment Speed (%)	2.9	-	3.2	3.1
			Severity (%)	79.5	-	95.0	90.4
			Spreads (bps)	267.2	-	308.2	279.4
	66	Consensus	Default Rate (%)	5.4			5.4
			Prepayment Speed (%)	7.0			7.0
			Severity (%)	48.8			48.8
			Spreads (bps)	264.8			264.8
	151	Consensus
	90	Other
Total Alt-A private-label securities	597
Subprime private-label securities(2)	422	Consensus	Default Rate (%)	3.5	-	11.8	7.2
			Prepayment Speed (%)	1.4	-	5.2	2.8
			Severity (%)	72.1	-	95.0	85.9
			Spreads (bps)	265.0			265.0
	549	Consensus
	290	Discounted Cash Flow	Default Rate (%)	4.3	-	6.2	5.2
			Prepayment Speed (%)	2.3	-	4.2	3.3
			Severity (%)	62.2	-	95.0	73.8
			Spreads (bps)	265.0	-	382.1	283.7
	46	Other
Total subprime private-label securities	1,307
Mortgage revenue bonds	161	Dealer Mark	Spreads (bps)	288.1			288.1
	540	Discounted Cash Flow	Spreads (bps)	6.0	-	318.0	263.0
	21	Other
Total mortgage revenue bonds	722
Other	99	Dealer Mark
Total trading securities	$3,030

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$6	Other
Alt-A private-label securities(2)	322	Single Vendor	Default Rate (%)	0.2	-	13.1	4.6
			Prepayment Speed (%)	0.2	-	20.5	8.2
			Severity (%)	27.8	-	89.7	61.0
			Spreads (bps)	190.0	-	315.0	264.9
	493	Single Vendor
	1,187	Consensus	Default Rate (%)	0.4	-	31.2	5.1
			Prepayment Speed (%)	0.1	-	48.9	11.0
			Severity (%)	0.2	-	95.0	59.6
			Spreads (bps)	183.8	-	240.0	236.7
	691	Consensus
	403	Discounted Cash Flow	Default Rate (%)	5.0	-	11.5	7.0
			Prepayment Speed (%)	0.5	-	8.4	3.4
			Severity (%)	35.1	-	92.4	54.2
			Spreads (bps)	188.0	-	340.0	243.4
	44	Other
Total Alt-A private-label securities	3,140
Subprime private-label securities(2)	383	Single Vendor	Default Rate (%)	2.1	-	8.3	5.5
			Prepayment Speed (%)	1.5	-	3.3	2.1
			Severity (%)	65.4	-	95.0	78.5
			Spreads (bps)	215.0	-	262.0	230.0
	2,722	Consensus	Default Rate (%)	1.5	-	37.4	6.3
			Prepayment Speed (%)	0.1	-	17.7	2.6
			Severity (%)	1.5	-	95.0	84.4
			Spreads (bps)	155.0	-	265.0	220.0
	1,755	Consensus
	317	Discounted Cash Flow	Default Rate (%)	3.0	-	12.3	7.0
			Prepayment Speed (%)	1.1	-	9.0	4.1
			Severity (%)	28.9	-	91.8	81.2
			Spreads (bps)	155.0	-	895.0	250.5
	63	Other
Total subprime private-label securities	5,240
Mortgage revenue bonds	1,504	Single Vendor	Spreads (bps)	(11.5)	-	361.5	52.7
	418	Single Vendor
	510	Dealer Mark	Spreads (bps)	222.8	-	322.1	265.9
	1,581	Discounted Cash Flow	Spreads (bps)	(11.5)	-	620.2	251.4
	10	Other
Total mortgage revenue bonds	4,023
Other	337	Single Vendor	Default Rate (%)	1.7	-	5.0	4.4
			Prepayment Speed (%)	3.0	-	9.3	3.8
			Severity (%)	4.0	-	94.6	69.6
			Spreads (bps)	263.1	-	427.2	291.5
	720	Consensus	Default Rate (%)	0.1	-	6.6	3.9
			Prepayment Speed (%)	3.0	-	30.4	4.8
			Severity (%)	0.4	-	95.0	62.4
			Spreads (bps)	215.0	-	481.4	320.6
	1,215	Dealer Mark
	399	Other
Total other	2,671
Total available-for-sale securities	$15,080

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

(2)	Default Rate as disclosed represents the estimated beginning annualized rate of default and is used as a basis to forecast the future default rates that serve as an input for valuation.

(3)	Includes Fannie Mae and Freddie Mac securities.

(4)
Includes instruments for which the prepayment speed as disclosed represents the estimated annualized rate of prepayment after all prepayment penalty provisions have expired and also instruments for which prepayment speed as disclosed represents the estimated rate of prepayment over the remaining life of the instrument.

In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2015 or December 31, 2014. We held $3 million and $93 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements (Level 3) as of
	Valuation Techniques	June 30, 2015	December 31, 2014
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$2,444	$110
	Build-Up	189	—
Total mortgage loans held for sale, at lower of cost or fair value		2,633	110
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	9,879	16,654
Of consolidated trusts	Other	10	60
Total single-family mortgage loans held for investment, at amortized cost		9,889	16,714
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	127	45
	Asset Manager Estimate	353	580
	Other	9	—
Total multifamily mortgage loans held for investment, at amortized cost		489	625
Acquired property, net:
Single-family	Accepted Offers	697	864
	Appraisals	1,130	1,509
	Walk Forwards	618	1,173
	Internal Model	712	1,045
	Other	102	191
Total single-family		3,259	4,782
Multifamily	Broker Price Opinions	34	127
	Other	—	13
Total multifamily		34	140
Other assets	Other	28	45
Total nonrecurring assets at fair value		$16,332	$22,416
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of June 30, 2015, these methodologies comprised approximately 73% of our valuations, while accepted offers comprised approximately 22% of our valuations. Based on the number of properties measured as of December 31, 2014, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 19% of our valuations.
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
Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2015
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$56,701	$41,551	$15,150	$—	$—	$56,701
Federal funds sold and securities purchased under agreements to resell or similar arrangements	22,010	—	22,010	—	—	22,010
Trading securities	34,864	23,790	9,429	1,645	—	34,864
Available-for-sale securities	24,161	—	13,208	10,953	—	24,161
Mortgage loans held for sale	4,563	—	143	4,640	—	4,783
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	221,148	—	28,165	207,356	—	235,521
Of consolidated trusts	2,786,467	—	2,647,901	174,514	—	2,822,415
Mortgage loans held for investment	3,007,615	—	2,676,066	381,870	—	3,057,936
Advances to lenders	5,670	—	5,228	429	—	5,657
Derivative assets at fair value	1,718	—	5,619	149	(4,050)	1,718
Guaranty assets and buy-ups	200	—	—	566	—	566
Total financial assets	$3,157,502	$65,341	$2,746,853	$400,252	$(4,050)	$3,208,396

Financial liabilities:
Short-term debt:
Of Fannie Mae	$81,338	$—	$81,361	$—	$—	$81,361
Of consolidated trusts	1,409	—	—	1,409	—	1,409
Long-term debt:
Of Fannie Mae	343,747	—	354,566	955	—	355,521
Of consolidated trusts	2,772,075	—	2,796,069	23,138	—	2,819,207
Derivative liabilities at fair value	811	—	8,394	145	(7,728)	811
Guaranty obligations	355	—	—	1,332	—	1,332
Total financial liabilities	$3,199,735	$—	$3,240,390	$26,979	$(7,728)	$3,259,641

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $2.9 billion as of June 30, 2015 and $3.3 billion as of December 31, 2014. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above was $297.5 billion as of June 30, 2015 and $314.0 billion as of December 31, 2014.
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
Guaranty Obligations—The fair value of all guaranty obligations, measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. These obligations are classified as Level 3. The valuation methodology and inputs used in estimating the fair value of the guaranty obligations are described under “Fair Value Measurement—Mortgage Loans Held for Investment—Build-up.”

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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	June 30, 2015			December 31, 2014
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$14,981	$8,861	$22,885	$15,629	$6,403	$19,483
Unpaid principal balance	14,446	8,877	20,876	15,001	6,512	17,810
__________

(1)
Includes nonaccrual loans with a fair value of $229 million and $240 million as of June 30, 2015 and December 31, 2014, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2015 and December 31, 2014 was $63 million and $75 million, respectively. Includes loans that are 90 days or more past due with a fair value of $250 million and $271 million as of June 30, 2015 and December 31, 2014, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2015 and December 31, 2014 was $69 million and $78 million, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Changes in Fair Value under the Fair Value Option Election
The following tables display fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended June 30,
	2015			2014
	Loans	Long-Term Debt	Total Gains	Loans	Long-Term Debt	Total (Losses)Gains
	(Dollars in millions)
Changes in instrument-specific credit risk	$49	$88	$137	$16	$(76)	$(60)
Other changes in fair value	(217)	227	10	371	(221)	150
Fair value (losses) gains, net	$(168)	$315	$147	$387	$(297)	$90

	For the Six Months Ended June 30,
	2015			2014
	Loans	Long-Term Debt	Total Losses	Loans	Long-Term Debt	Total (Losses)Gains
	(Dollars in millions)
Changes in instrument-specific credit risk	$37	$(105)	$(68)	$25	$(127)	$(102)
Other changes in fair value	(50)	39	(11)	494	(337)	157
Fair value (losses) gains, net	$(13)	$(66)	$(79)	$519	$(464)	$55
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2015, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2015 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2015 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2015 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2015 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2015 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2015 (“Second Quarter 2015 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2015 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Second Quarter 2015 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2015 Form 10-Q and had no objection to our filing the Second Quarter 2015 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since March 31, 2015 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes and updating existing systems. For example, we are currently implementing various financial system applications in stages across the company. As we continue to implement these financial system applications, each implementation may become a significant component of our internal control over financial reporting.

Implementation of New Mortgage Securities Transaction Processing and Accounting Systems
In July 2015, we completed an initiative to simplify and integrate our processing of and accounting for mortgage securities transactions. We implemented a new third-party mortgage securities trading system and a new third-party securities accounting system and data repository. These new systems and enhanced infrastructure replaced legacy applications and systems that were previously used for operational, accounting and financial reporting purposes. In connection with this implementation and related business process changes, we replaced multiple internal controls over financial reporting that were previously considered effective with new or enhanced controls, amended existing controls and, in many cases, removed controls that are no longer applicable. We will continue to monitor and test these new controls for adequate design and operating effectiveness. We believe these changes to our mortgage securities transaction processing and accounting systems will allow us to be more efficient and further enhance and strengthen our internal control over financial reporting. Because these new systems were not implemented until July 2015, we continued to use our legacy mortgage securities accounting systems and controls in preparing our second quarter 2015 condensed consolidated financial statements included in this report.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2014 Form 10-K and our First Quarter 2015 Form 10-Q. We also provide information regarding material legal proceedings in “Note 16, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. Except for matters that have been settled, we presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2014 Form 10-K or our First Quarter 2015 Form 10-Q. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
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
One of the remaining lawsuits is against Nomura Holding America Inc., RBS Securities Inc. and certain related entities and individuals, and is pending in the U.S. District Court for the Southern District of New York. The other remaining lawsuit is against The Royal Bank of Scotland Group PLC and certain related entities and individuals, and is pending in the U.S. District Court for the District of Connecticut. Both lawsuits were filed on September 2, 2011. These two remaining lawsuits seek to recover losses we and Freddie Mac incurred on the private-label mortgage-related securities the defendants sold to us and Freddie Mac. The lawsuits allege that the defendants violated federal and state securities laws by making material misstatements and omissions regarding the characteristics of the loans underlying the securities in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac. The complaints seek, among other things, rescission and recovery of consideration paid for the securities at issue in the lawsuits and interest.
On May 15, 2015, the court entered a final judgment in the Nomura action, holding the defendants liable for claims brought under state and federal securities laws. The judgment requires defendants to pay Fannie Mae $27 million and Freddie Mac $779 million, and requires Fannie Mae and Freddie Mac to deliver the securities at issue in the complaint to the defendants. On June 10, 2015, defendants in the Nomura action filed a notice of appeal.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and May 2015, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia, the U.S. District Court for the Southern District of Iowa and the U.S. District Court for the Northern District of Iowa against the United States, Treasury and/or FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, as well as to FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury during conservatorship. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases pending before that court. The plaintiffs in each of the dismissed cases filed a notice of appeal and on October 27, 2014, the U.S. Court of Appeals for the D.C. Circuit consolidated these appeals. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 3, 2015, the U.S. District Court for the Southern District of Iowa dismissed the case pending before it. The matters where Fannie Mae is a named defendant are described below or in “Note 16, Commitments and Contingencies.”

Fannie Mae is a nominal defendant in two actions filed against the United States in the U.S. Court of Federal Claims: Fisher v. United States of America, filed on December 2, 2013, and Rafter v. United States of America, filed on August 14, 2014. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter plaintiffs are pursing the claim directly against the United States. Plaintiffs in Rafter also allege a derivative claim that the government breached an implied contract with Fannie Mae’s Board of Directors by implementing the net worth sweep dividend provisions. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter seek just compensation to themselves on their constitutional claim and payment of damages to Fannie Mae on their derivative claim for breach of an implied contract. The United States filed a motion to dismiss the Fisher case on January 23, 2014; however, the court has stayed proceedings in this case until discovery in a related case, Fairholme Funds v. United States, is complete and the court sets a date for the Fairholme Funds plaintiffs to respond to the government’s motion to dismiss filed in that case. In the Rafter case, the court has ordered the government to file a response to the complaint within sixty days after discovery is complete in the Fairholme Funds case.
LIBOR Lawsuit
On October 31, 2013, Fannie Mae filed a lawsuit in the U.S. District Court for the Southern District of New York against Barclays Bank PLC, UBS AG, The Royal Bank of Scotland Group PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, Credit Suisse Group AG, Credit Suisse International, Bank of America Corp., Bank of America, N.A., Citigroup Inc., Citibank, N.A., J.P. Morgan Chase & Co., J.P. Morgan Chase Bank, N.A., Coöperative Centrale Raiffeisen-Boerenleenbank B.A., the British Bankers Association (the “BBA”) and BBA LIBOR Ltd. alleging they manipulated LIBOR. On October 6, 2014, Fannie Mae filed an amended complaint alleging, among other things, that the banks submitted false borrowing costs to the BBA in order to suppress LIBOR. The amended complaint seeks compensatory and punitive damages based on claims for breach of contract, breach of the implied duty of good faith and fair dealing, unjust enrichment, fraud and conspiracy to commit fraud. The defendants filed motions to dismiss the lawsuit on November 5, 2014. On August 4, 2015, the court decided defendants’ motions to dismiss, granting in part and denying in part the relief sought. The court ruled that Fannie Mae had adequately pled its fraud, breach of contract and unjust enrichment claims against the defendants, but that the applicable statute of limitations periods precluded some of our contract and unjust enrichment claims against the defendants from proceeding. In addition, the court dismissed the BBA and Credit Suisse Group AG from the lawsuit.
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
In the last session of Congress, members of Congress considered several bills to reform the housing finance system, including bills that, among other things, would require Fannie Mae and Freddie Mac to be wound down after a period of time and place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being wound down. A number of bills have also been introduced in the current session of Congress that convened in January 2015 relating to Fannie Mae, Freddie Mac and the housing finance system that could materially affect our business if enacted. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress or FHFA may also consider legislation or regulation aimed at increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury or constraining our business operations. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Business—Housing Finance Reform” in our 2014 Form 10-K and “MD&A—Legislative and Regulatory Developments—Housing Finance Reform” in this report for more information about the Administration’s report and paper, and Congressional proposals regarding housing finance reform.
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
In many cases, the amount of compensation we pay our senior executives is significantly less than the compensation of executives in similar roles at many companies in our comparator group. Our inability to increase executive compensation to market levels for the foreseeable future puts us at greater risk of attrition, and also hampers our ability to recruit new executives. Moreover, our inability to offer market-based compensation makes succession planning difficult.
In June 2015, FHFA approved an increase in our Chief Executive Officer’s total annual direct compensation target to $4,000,000 effective July 1, 2015. On July 29, 2015, the House Committee on Financial Services approved a bill that would suspend the current compensation package of our Chief Executive Officer and reduce his compensation to the level that was in effect as of January 1, 2015. The bill also provides that the Chief Executive Officer’s compensation may not be increased following this reduction. If this legislation becomes law, our Chief Executive Officer’s total annual direct compensation would be reduced to $600,000 and would be frozen at this level. This amount is more than 90% below the market median of compensation for chief executive officers of companies in our comparator group according to a benchmarking analysis conducted in 2014. As a result, this cap on Chief Executive Officer compensation would negatively affect our ability to retain our Chief Executive Officer and engage in effective succession planning for this critical role.
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
If we are unable to retain, promote and attract employees with the necessary skills and talent, we would face increased risks for operational failures. If there were several high-level departures at approximately the same time, our ability to conduct our business would likely be materially adversely affected, which could have a material adverse effect on our results of operations and financial condition.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended June 30, 2015, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2015.
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
Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, in 2012 the terms of the senior preferred stock purchase agreement and the senior preferred stock were amended to ultimately require the payment of our entire net worth to Treasury. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—

Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” in our 2014 Form 10-K.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
None.
Item 5.  Other Information
On March 9, 2015, we filed a current report on Form 8-K reporting that John R. Nichols, Fannie Mae’s Executive Vice President and Chief Risk Officer, was taking a leave of absence for health reasons. On August 5, 2015, Mr. Nichols notified the company that he has decided to leave Fannie Mae, effective mid-August.
Item 6.  Exhibits
An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer

Date: August 6, 2015

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: August 6, 2015

INDEX TO EXHIBITS

Item	Description
3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 21, 2010
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

FR023