Form 10-Q
period 2015-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2015-11-05
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of September 30, 2015, there were 1,158,082,750 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Credit Statistics, Single-Family Guaranty Book of Business	5
2	Single-Family Acquisitions Statistics	7
3	Summary of Condensed Consolidated Results of Operations	19
4	Analysis of Net Interest Income and Yield	20
5	Rate/Volume Analysis of Changes in Net Interest Income	22
6	Fair Value Losses, Net	23
7	Total Loss Reserves	24
8	Changes in Combined Loss Reserves	24
9	Troubled Debt Restructurings and Nonaccrual Loans	26
10	Credit Loss Performance Metrics	27
11	Credit Loss Concentration Analysis	28
12	Single-Family Business Results	30
13	Multifamily Business Results	33
14	Capital Markets Group Results	35
15	Capital Markets Group’s Mortgage Portfolio Activity	37
16	Capital Markets Group’s Mortgage Portfolio Composition	38
17	Capital Markets Group’s Mortgage Portfolio	39
18	Summary of Condensed Consolidated Balance Sheets	39
19	Summary of Mortgage-Related Securities at Fair Value	40
20	Activity in Debt of Fannie Mae	42
21	Outstanding Short-Term Borrowings and Long-Term Debt	43
22	Cash and Other Investments Portfolio	44
23	Composition of Mortgage Credit Book of Business	47
24	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	49
25	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2015	51
26	Credit Risk Transferred Pursuant to CAS Issuances	52
27	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	53
28	Delinquency Status and Activity of Single-Family Conventional Loans	57
29	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	59
30	Statistics on Single-Family Loan Workouts	60
31	Single-Family Foreclosed Properties	61
32	Single-Family Foreclosed Property Status	62
33	Multifamily Lender Risk-Sharing	63
34	Multifamily Guaranty Book of Business Key Risk Characteristics	63
35	Multifamily Foreclosed Properties	64
36	Mortgage Insurance Coverage	66
37	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	71
38	Derivative Impact on Interest Rate Risk (50 Basis Points)	72

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
Our conservatorship has no specified termination date, and we do not know when or how the conservatorship will terminate, whether we will continue to exist following conservatorship, what changes to our business structure will be made during or following the conservatorship, or what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. In addition, our agreements with Treasury that provide for financial support include covenants that significantly restrict our business activities and provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, which continues to decrease annually until it reaches zero, allowing us to retain only a limited and decreasing amount of our net worth. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in our 2014 Form 10-K in “Business—Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future in “Executive Summary—Outlook” and “Risk Factors” in this report. We discuss proposals for housing finance reform that could materially affect our business in “Legislative and Regulatory Developments—Housing Finance Reform” in this report and in our quarterly report on Form 10‑Q for the quarter ended June 30, 2015 (“Second Quarter 2015 Form 10-Q”), as well as in “Business—Housing Finance Reform” in our 2014 Form 10-K.
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
Achieving strong financial and credit performance
We continued to achieve strong financial and credit performance in the third quarter of 2015:

•
Financial Performance. We reported net income of $2.0 billion for the third quarter of 2015, compared with net income of $3.9 billion for the third quarter of 2014. See “Summary of Our Financial Performance” below for an overview of our financial performance for the third quarter and first nine months of 2015, compared with the third quarter and first nine months of 2014. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. For more information regarding our expectations for our future financial performance, see “Outlook—Financial Results” and “Outlook—Revenues” below.

•
Dividend Payments to Treasury. With our expected December 2015 dividend payment to Treasury, we will have paid a total of $144.8 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. See “Treasury Draws and Dividend Payments” and “Outlook—Dividend Obligations to Treasury” below for more information regarding our dividend payments to Treasury.

•
Book of Business and Credit Performance. Beginning in 2008, we made changes to strengthen our underwriting and eligibility standards that have improved the credit quality of our single-family guaranty book of business and contributed to improvement in our credit performance. Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010, and was 1.59% as of September 30, 2015, compared with 1.89% as of December 31, 2014. Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. See “Single-Family Guaranty Book of Business” below for information on the credit performance of the mortgage loans in our single-family guaranty book of business and on our recent single-family acquisitions.

Our business model has changed significantly since we entered into conservatorship in 2008 and continues to evolve. To meet the requirements of our senior preferred stock purchase agreement with Treasury, our retained mortgage portfolio has declined substantially since entering conservatorship and will continue to decline until 2018. This has resulted in, and is expected to continue to result in, declines in our net revenues from our retained mortgage portfolio. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). In addition, the amount of guaranty fee income we receive for managing the credit risk of loans in our book of business has increased significantly since entering into conservatorship and we expect will continue to increase over the next several years. See “Outlook—Revenues” for more information on the shift in, and future expectations regarding, the sources of our revenue. Our business also continues to evolve as a result of our efforts to build a safer and sustainable housing finance system and to pursue the strategic goals identified by our conservator. For example, we have transferred a portion of the existing credit risk on our single-family guaranty book of business in order to reduce the risk to taxpayers of future borrower defaults, and we expect to continue engaging in economically sensible ways to expand our offerings of credit risk transfer transactions in the future. See “Helping to Build a Sustainable Housing Finance System” below and in our 2014 Form 10-K in “Business—Executive Summary” for a discussion of our credit risk transfer transactions and other efforts to build a safer and sustainable housing finance system.

We remain under conservatorship and subject to the restrictions of the senior preferred stock purchase agreement with Treasury. As a result of the senior preferred stock purchase agreement and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero by 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. See “Business—Conservatorship and Treasury Agreements” in our 2014 Form 10-K for more information regarding our conservatorship and our senior preferred stock purchase agreement with Treasury. In addition, the future of our company remains uncertain. Congress continues to consider options for reform of the housing finance system, including the GSEs, and we cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Legislative and Regulatory Developments—Housing Finance Reform” in this report and in our Second Quarter 2015 Form 10-Q, as well as “Business—Housing Finance Reform” in our 2014 Form 10-K for information on recent proposals for housing finance reform.
Supporting the housing recovery by providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued our efforts to support the housing recovery in the third quarter of 2015. We were one of the largest issuers of mortgage-related securities in the single-family secondary market during the third quarter of 2015 and a continuous source of liquidity in the multifamily market. We also continued to help struggling homeowners. In the third quarter of 2015, we provided approximately 29,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
Serving customer needs and improving our business efficiency
We continued to work on initiatives to better serve our customers’ needs and improve our business efficiency in the third quarter of 2015. These initiatives include revising and clarifying our representation and warranty framework to reduce lenders’ repurchase risk, simplifying our business processes, and updating our infrastructure. We discuss these initiatives in “Serving Customer Needs and Improving Our Business Efficiency” below and in our 2014 Form 10-K in “Business—Executive Summary.”
Helping to build a sustainable housing finance system
We continued to help lay the foundation for a safer and sustainable housing finance system in the third quarter of 2015. Our efforts included pursuing the strategic goals and objectives identified by our conservator, as well as investing in enhancements to our business and infrastructure. We discuss these efforts, as well as FHFA’s 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac and FHFA’s related 2015 conservatorship scorecard, in “Helping to Build a Sustainable Housing Finance System” below and in our 2014 Form 10-K in “Business—Executive Summary.”
Summary of Our Financial Performance
Our financial results for the third quarter and first nine months of 2015 were affected by significant fluctuations in interest rates and continued improvements in the housing and mortgage markets. The decrease in interest rates during the third quarter of 2015 resulted in declines in the fair value of financial instruments that we mark to market in our earnings, resulting in fair value losses primarily related to risk management derivatives. Although the decrease in interest rates had a negative impact on the fair value of our financial instruments, the decrease in interest rates had a positive impact on our provision for credit losses.
Comprehensive Income
Quarterly Results
We recognized comprehensive income of $2.2 billion in the third quarter of 2015, consisting of net income of $2.0 billion and other comprehensive income of $253 million. In comparison, we recognized comprehensive income of $4.0 billion in the third quarter of 2014, consisting of net income of $3.9 billion and other comprehensive income of $95 million. The decrease in comprehensive income was primarily due to an increase in fair value losses. Additionally, the decrease in comprehensive income was driven by revenue of $538 million recognized in the third quarter of 2014 resulting from settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us. These decreases were partially offset by higher net interest income primarily due to an increase in amortization income as a result of higher prepayments in the third quarter of 2015.
Fair value losses increased to $2.6 billion in the third quarter of 2015 compared with $207 million in the third quarter of 2014. Fair value losses in the third quarter of 2015 were primarily driven by decreases in longer-term swap rates during the period. Fair value losses in the third quarter of 2014 were primarily driven by increases in shorter-term swap rates during the period.
Year-to-Date Results
We recognized comprehensive income of $8.4 billion in the first nine months of 2015, consisting of net income of $8.5 billion and other comprehensive loss of $120 million. In comparison, we recognized comprehensive income of $13.4 billion in the first nine months of 2014, consisting of net income of $12.9 billion and other comprehensive income of $512 million. The decrease in comprehensive income was driven by revenue of $4.8 billion recognized in the first nine months of 2014 resulting from settlement agreements resolving certain lawsuits relating to PLS sold to us and a shift to credit-related expense from credit-related income.
We recognized credit-related expense of $102 million in the first nine months of 2015 comprised of foreclosed property expense partially offset by a benefit for credit losses. Foreclosed property expense was primarily driven by property preservation costs, which include property tax and insurance expenses relating to our single-family foreclosed properties. The benefit for credit losses was primarily driven by an increase in home prices. This was partially offset by the impact from the redesignation of certain nonperforming single-family loans from held for investment (“HFI”) to held for sale (“HFS”). These loans were adjusted to the lower of cost or fair value, which reduced our benefit for credit losses by approximately $600 million. Additionally, mortgage interest rates increased during the first nine months of 2015, which also partially offset our benefit for credit losses. As interest rates increase, we expect a decline in future prepayments on individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment related to concessions provided on these loans and results in an increase in the provision for credit losses. We recognized credit-related income of $3.7 billion in the first nine months of 2014 primarily due to an increase in home prices and income from the resolution of compensatory fees and representation and warranty matters.
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
Net Worth
Our net worth increased to $4.0 billion as of September 30, 2015 from $3.7 billion as of December 31, 2014 primarily due to our comprehensive income of $8.4 billion, partially offset by our payments to Treasury of $8.1 billion in senior preferred stock dividends during the first nine months of 2015. Our expected dividend payment of $2.2 billion for the fourth quarter of 2015 is calculated based on our net worth of $4.0 billion as of September 30, 2015 less the applicable capital reserve amount of $1.8 billion.
Single-Family Guaranty Book of Business
Credit Performance
We continued to achieve strong credit performance in the third quarter of 2015. In addition to acquiring loans with strong credit profiles, we continued to execute on our strategies for reducing credit losses, such as helping eligible Fannie Mae borrowers with high loan-to-value (“LTV”) ratio loans refinance into more sustainable loans through the Administration’s Home Affordable Refinance Program® (“HARP®”), offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our real estate owned (“REO”) inventory to appropriately manage costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist struggling homeowners, help stabilize communities and support the housing market.

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
Table 1: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2015				2014
	Q3 YTD	Q3	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	1.59%	1.59%	1.66%	1.78%	1.89%	1.89%	1.96%	2.05%	2.19%
Seriously delinquent loan count	275,548	275,548	287,372	308,546	329,590	329,590	340,897	357,267	383,810
Foreclosed property inventory:
Number of properties(3)	60,958	60,958	68,717	79,319	87,063	87,063	92,386	96,796	102,398
Carrying value	$7,245	$7,245	$7,997	$8,915	$9,745	$9,745	$10,209	$10,347	$10,492
Total loss reserves(4)	29,677	29,677	31,770	32,532	37,762	37,762	39,330	41,657	44,760
During the period:
Credit-related income (expense)(5)	$(216)	$1,029	$(1,238)	$(7)	$3,625	$94	$748	$1,781	$1,002
Credit losses(6)	8,650	1,168	2,109	5,373	5,978	1,616	1,738	1,497	1,127
REO net sales prices to unpaid principal balance(7)	71%	72%	72%	70%	69%	69%	69%	69%	68%
Short sales net sales price to unpaid principal balance(8)	73%	74%	74%	73%	72%	72%	72%	72%	71%
Loan workout activity (number of loans):
Home retention loan workouts(9)	79,908	23,571	27,769	28,568	130,132	27,610	30,584	33,639	38,299
Short sales and deeds-in-lieu of foreclosure	17,316	5,531	6,128	5,657	34,480	6,845	7,992	9,516	10,127
Total loan workouts	97,224	29,102	33,897	34,225	164,612	34,455	38,576	43,155	48,426
Loan workouts as a percentage of delinquent loans in our guaranty book of business(10)	21.00%	19.28%	22.69%	21.71%	23.20%	20.45%	22.46%	24.69%	25.70%
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

(5)	Consists of (a) the benefit (provision) for credit losses and (b) foreclosed property income (expense).

(6)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense (income), adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts. As discussed in “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics,” our credit losses in the first nine months of 2015 included charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable that we recognized on January 1, 2015 upon our adoption of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) and (2) $1.1 billion in accrued interest receivable that we recognized on January 1, 2015 upon our adoption of a change in accounting policy related to loans placed on nonaccrual. See “Note 1, Summary of Significant Accounting Policies” for additional information.

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
Beginning in 2008, we took actions to significantly strengthen our underwriting and eligibility standards to promote sustainable homeownership and stability in the housing market. These actions have improved the credit quality of our book of business and contributed to improvement in our credit performance. For information on the credit risk profile of our single-family guaranty book of business, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.”
We continue to experience disproportionately higher credit losses and serious delinquency rates from single-family loans originated in 2005 through 2008 than from loans originated in other years. Single-family loans originated in 2005 through 2008 constituted 11% of our single-family book of business as of September 30, 2015 but constituted 58% of our seriously delinquent single-family loans as of September 30, 2015 and drove 66% of our single-family credit losses in the third quarter of 2015. For information on the credit performance of our single-family book of business based on loan vintage, see “Table 11: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” and “Table 29: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” For information on certain credit characteristics of our single-family book of business based on the period in which we acquired the loans, see “Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
We provide additional information on our credit-related expense in “Consolidated Results of Operations—Credit-Related Income (Expense)” and on the credit performance of mortgage loans in our single-family book of business in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
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
Recently Acquired Single-Family Loans
Table 2 below displays information regarding our average charged guaranty fee on and select risk characteristics of the single-family loans we acquired in each of the last seven quarters, including HARP acquisitions. Table 2 also displays the volume of our single-family Fannie Mae MBS issuances for these periods, which is indicative of the volume of single-family loans we acquired in these periods.

Table 2: Single-Family Acquisitions Statistics

	2015			2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(Dollars in millions)
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(2)	60.6	59.9	61.2	62.5	63.5	62.6	63.0
Single-family Fannie Mae MBS issuances	$126,144	$130,974	$110,994	$109,045	$105,563	$84,096	$76,972
Select risk characteristics of single-family conventional acquisitions:(3)
Weighted average FICO® credit score at origination	747	750	748	745	744	744	741
FICO credit score at origination less than 660	6%	5%	5%	6%	7%	7%	8%
Weighted average original LTV ratio(4)	76%	74%	74%	76%	77%	77%	77%
Original LTV ratio over 80%(4)(5)	30%	27%	26%	30%	32%	32%	31%
Original LTV ratio over 95%(4)	3%	3%	2%	2%	3%	4%	7%
Loan purpose:
Purchase	54%	40%	37%	50%	57%	54%	45%
Refinance	46%	60%	63%	50%	43%	46%	55%
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”), the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

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

Our single-family acquisition volume and single-family Fannie Mae MBS issuances increased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014, driven primarily by an increase in the amount of originations in the U.S. single-family mortgage market that were refinancings.
The average charged guaranty fee on newly-acquired single-family loans varies from period to period as a result of shifts in the loan level price adjustments we charge and changes we make to our contractual fee rates. Loan level price adjustments refer to one-time cash fees that we charge at the time we acquire a loan based on the credit characteristics of the loan. Loans with lower LTV ratios, which is typical of non-HARP refinance loans, or higher FICO credit scores generally result in lower loan level price adjustments. As a result, our average charged guaranty fee is lower than it would otherwise be in periods with high volumes of non-HARP refinance loans. The contractual fee rates we charge vary to the extent we make changes in our pricing strategy in response to the market and competitive environment. The decrease in our average charged guaranty fee on newly-acquired single-family loans in the third quarter of 2015 as compared with the third quarter of 2014 was driven by a decrease in loan level price adjustments charged on our acquisitions in the third quarter of 2015 and by changes we made in our contractual fee rates.
For more information on the credit risk profile of our single-family conventional loan acquisitions in the third quarter of 2015, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
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
In April 2015, FHFA directed us to implement guaranty fee changes that became effective for whole loans we purchase on or after September 1, 2015 and for loans we acquire in lender swap transactions for Fannie Mae MBS with issue dates on or after September 1, 2015. These fee changes included eliminating the 25 basis point adverse market delivery charge that had been assessed on all single-family mortgages purchased by us since 2008 and small, targeted increases in loan level price adjustments for loans with certain risk attributes. These fee changes and potential risks to our business resulting from these changes are described in “MD&A—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” in our quarterly report on Form 10-Q for the quarter ended March 31, 2015 (“First Quarter 2015 Form 10-Q”).
Providing Access to Credit Opportunities for Creditworthy Borrowers
Pursuant to FHFA’s 2014 and 2015 conservatorship scorecards and our statutory mission, we are continuing to work to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of our applicable credit requirements and risk management practices. As part of this effort, we are encouraging lenders to originate loans across the full eligibility spectrum for those borrowers meeting our credit requirements. Some actions we are taking in this regard include: providing additional clarity regarding seller and servicer representations and warranties and remedies for poor servicing performance; making new quality control tools available to lenders; conducting increased outreach to lenders and other industry stakeholders to increase awareness of our available products and programs and to identify potential opportunities to enhance our products and programs to serve creditworthy borrowers; and conducting consumer research to provide industry partners with information to support their efforts to reach underserved market segments.
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
More recently, in August 2015 we announced that we are introducing an improved affordable lending product, HomeReadyTM, which is designed for creditworthy borrowers with lower and moderate incomes and will provide expanded eligibility for financing homes in designated low-income, minority, and disaster-impacted communities. Under our HomeReady guidelines, evidence of income from a non-borrower household member can be considered as a factor to allow a borrower to qualify with a higher debt-to-income ratio for the loan, helping multi-generational and extended households obtain homeownership. Our research indicates that these extended households tend to have incomes that are as stable as or more stable than households without significant non-borrower income. Other HomeReady flexibilities include allowing income from non-occupant borrowers, such as parents, and rental payments, such as from a basement apartment, to augment the borrower’s qualifying income. HomeReady will be available to eligible first-time and repeat homebuyers whose loans have LTV ratios of up to 97%. HomeReady loans must be underwritten through Desktop Underwriter. In addition, HomeReady borrowers will be required to complete an online education course preparing them for the home buying process and providing post-purchase support for sustainable homeownership. We expect to begin acquiring loans under HomeReady in the fourth quarter of 2015.
Although a higher LTV ratio may indicate that a loan presents a higher credit risk than a loan with a lower LTV ratio, we expect our acquisition of these loans under our revised eligibility criteria and under HomeReady will not materially affect our overall credit risk because we expect that (1) these loans will constitute a small portion of our acquisitions overall and (2) the eligibility requirements these loans must meet, which are discussed above, will limit their effect on our overall credit risk. In addition, we have experience managing the credit risk associated with loans with LTV ratios in this range.
In the first nine months of 2015, pursuant to the revised eligibility criteria we introduced in 2014, we acquired approximately 17,000 single-family loans with 95.01% to 97% LTV ratios from approximately 700 lenders. These loans represented 1% of the single-family loans we acquired in the first nine months of 2015. While we expect the volume of loans we acquire under these criteria and HomeReady to increase, we expect they will continue to constitute only a small portion of our overall acquisitions. We require mortgage insurance or other appropriate credit enhancement for all acquisitions of non-HARP loans with LTV ratios greater than 80%.
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
As a leading provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During the third quarter of 2015, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $132 billion in liquidity to the mortgage market in the third quarter of 2015 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 275,000 mortgage refinancings and approximately 297,000 home purchases, and provided financing for approximately 118,000 units of multifamily housing.

•
Our role in the market enables qualified borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided approximately 29,000 loan workouts in the third quarter of 2015 to help homeowners stay in their homes or otherwise avoid foreclosure. Our loan workout efforts have helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 45,000 Refi Plus loans in the third quarter of 2015. Refinancings delivered to us through Refi Plus in the third quarter of 2015 reduced borrowers’ monthly mortgage payments by an average of $182.

•
We support affordability in the multifamily rental market. Over 80% of the multifamily units we financed in the third quarter of 2015 were affordable to families earning at or below the median income in their area.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in our 2014 Form 10-K in “Business—Business Segments—Capital Markets.”

2015 Market Share
We were one of the largest issuers of mortgage-related securities in the secondary market during the third quarter of 2015, with an estimated market share of new single-family mortgage-related securities issuances of 36%, compared with 37% in the second quarter of 2015 and 38% in the third quarter of 2014. Our market share decreased in the third quarter of 2015 compared with the second quarter of 2015 primarily as a result of competition from Ginnie Mae.
We remained a continuous source of liquidity in the multifamily market in the third quarter and first nine months of 2015. We owned or guaranteed approximately 19% of the outstanding debt on multifamily properties as of June 30, 2015 (the latest date for which information is available). FHFA’s 2015 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $30 billion, excluding certain targeted business segments.
Serving Customer Needs and Improving Our Business Efficiency
We are undertaking various initiatives to better serve our customers’ needs and improve our business efficiency. We are committed to providing our lender partners with the products, services and tools they need to serve the market efficiently. To further this commitment, we are focused on revising and clarifying our representation and warranty framework to reduce lenders’ repurchase risk, and making our customers’ interactions with us simpler and more efficient.
As part of these initiatives, we have implemented or announced a number of changes in 2015 that are designed to help our customers originate mortgages with increased certainty, efficiency and lower costs, including the following:

•
in January 2015, we made Collateral Underwriter® available to lenders at no cost, giving them access to the same appraisal review tool we use so that they can address potential appraisal issues prior to delivering a loan to us;

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

•	in October 2015, we made and announced a number of enhancements and innovations:

◦
we enhanced our EarlyCheckTM loan verification tool with additional loan-level data integrity capabilities, to give lenders confidence that the loans they deliver to us have accurate, complete data and meet our requirements;

◦
we announced alternatives to repurchase that may be offered to lenders in the event of underwriting defects, and we provided specific guidance on what types of loan defects could lead to a repurchase request or an alternative remedy;

◦
we announced that lenders would be required to use trended credit data for loans underwritten using Desktop Underwriter; among other benefits, this data will allow lenders to determine if a borrower tends to pay off revolving credit lines such as credit cards each month, or if the borrower tends to carry a balance from month-to-month; we expect Desktop Underwriter will be updated to use trended credit data by mid-2016;

◦
we announced that we are building a new capability to help lenders more efficiently serve borrowers who do not have a traditional credit history by permitting lenders to underwrite loans to these borrowers through Desktop Underwriter; we expect this new functionality will be available in 2016;

◦
we announced that in November 2015 we plan to introduce Fannie Mae ConnectTM, a new self-service portal for lenders to access the data and analytics they need through a one stop source that will replace multiple legacy systems;

◦
we announced that we expect to offer data validation services through Desktop Underwriter in 2016 to help lenders originate loans with greater simplicity and certainty by enabling lenders to validate a borrower’s income through Desktop Underwriter with data provided by Equifax’s The Work Number®; and

•
in the fourth quarter of 2015, we expect to make available a new loan delivery platform for lenders that is designed to help lenders deliver loans more efficiently and with greater transparency and certainty.

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
Credit Risk Transfer Transactions: Connecticut Avenue Securities and Credit Insurance Risk Transfer. FHFA’s 2015 conservatorship scorecard includes an objective that we transact credit risk transfers on reference pools of single-family mortgages with an unpaid principal balance of at least $150 billion in 2015, utilizing at least two types of risk transfer structures. The goal of these transactions is, to the extent economically sensible, to transfer a portion of the existing credit risk on a portion of our single-family guaranty book of business in order to reduce the risk to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through the issuance of our Connecticut Avenue SecuritiesTM (“CAS”), which transfer a portion of the credit risk associated with losses on a reference pool of mortgage loans to investors in these securities. From January 2015 to September 2015, we issued $4.5 billion in CAS, transferring a portion of the credit risk on single-family mortgages with an unpaid principal balance of $143.5 billion. See “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Risk-Sharing Transactions” for more information on our CAS transactions, including information on the transaction we completed in October 2015. This October 2015 CAS transaction was the first that calculates losses based on the actual loss experience associated with the reference pool of mortgage loans, generally following the final disposition of the underlying properties. During the first nine months of 2015, we completed three credit insurance risk transferTM (“CIRTTM”) transactions, shifting to panels of reinsurers a portion of the credit risk on reference pools of single-family mortgage loans with an aggregate unpaid principal balance of approximately $19.8 billion. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Credit Guarantors—Reinsurers” for more information on our CIRT transactions.
Through October 2015, we transferred a significant portion of the mortgage credit risk on over 90% of the single-family loans we acquired during the twelve months ended September 30, 2014 that were eligible to be included in our credit risk transfer transactions. Generally, only fixed-rate 30-year single-family loans that meet certain credit performance characteristics, are non-Refi Plus and have LTV ratios between 60% and 97% have been eligible for our risk-sharing transactions. Based on their characteristics at the time we acquired them, approximately 50% of the single-family loans we acquired during the twelve months ended September 30, 2014 have been eligible for our credit risk transfer transactions.
Nonperforming Loan Sales. FHFA’s 2015 conservatorship scorecard includes an objective that we implement key loss mitigation activities, including those that enable borrowers to stay in their homes and avoid foreclosure where possible. These activities include developing and executing additional strategies to reduce the number of severely aged delinquent loans we hold, considering tools such as nonperforming loan sales. In March 2015, FHFA announced enhanced requirements for nonperforming loan sales by Fannie Mae and Freddie Mac. In the announcement, the Director of FHFA indicated FHFA’s expectation that, with these enhanced requirements, nonperforming loan sales will result in favorable outcomes for borrowers and local communities. We completed our first nonperforming loan sale in June 2015 and an additional sale in the third quarter of 2015. In these two sales, we sold approximately 5,600 nonperforming loans with an aggregate unpaid principal balance of $1.2 billion. In October 2015, we announced our third nonperforming loan sale. We plan to complete additional nonperforming loan sales.
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
Eligibility Requirements for Seller-Servicers. FHFA’s 2015 conservatorship scorecard includes an objective that we enhance servicer eligibility standards for our counterparties. In May 2015, we and Freddie Mac issued new operational and financial eligibility requirements for our single-family mortgage seller-servicer counterparties. The operational requirements became effective September 1, 2015 and the financial requirements become effective December 31, 2015. These updated eligibility requirements are designed to better address the unique risks associated with emerging servicer business models and include a new minimum liquidity requirement for non-depository servicers. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers and Servicers” for a description of these new eligibility requirements.
Single Security. FHFA’s 2015 conservatorship scorecard includes objectives relating to the development of a single mortgage-backed security for Fannie Mae and Freddie Mac. Specifically, the 2015 scorecard requires that we finalize the single security structure (including security features, disclosure standards and related requirements) and develop a plan to implement the single security in the market. FHFA believes a single security would increase liquidity in the housing finance market. The development of the single security is expected to be a multi-year initiative. In the first nine months of 2015, we worked on a variety of issues relating to the implementation of the single security, including accounting matters, communication planning, industry outreach, risk assessments, legal and contractual issues, trust matters, disclosures, and system development and testing work with the common securitization platform. In May 2015, FHFA issued an update on the structure of the single security that outlined its determinations regarding the key features of the single security structure and requested feedback on its determinations. In addition, in July 2015, we, Freddie Mac and Common Securitization Solutions, LLC announced the creation of an industry advisory group to provide feedback and share information on efforts to build the common securitization platform and implement the single security. In September 2015, FHFA issued an Update on the Common Securitization Platform that provides details on the progress made by Fannie Mae and Freddie Mac in developing the platform. See “Legislative and Regulatory Developments—Housing Finance Reform—Conservator Developments” in our Second Quarter 2015 Form 10-Q, and “Housing Finance Reform—Conservator Developments” in our 2014 Form 10-K for additional information on FHFA’s single security proposal and the common securitization platform and “Risk Factors” in our 2014 Form 10-K for a discussion of the risks to our business associated with a single security for Fannie Mae and Freddie Mac, including the risks that implementation of a single security would likely reduce, and could eliminate, the trading advantage that Fannie Mae MBS have over Freddie Mac mortgage-backed securities and that, if this occurs, it would negatively affect our ability to compete for mortgage assets in the secondary market and could adversely affect our results of operations.
For more information on FHFA’s 2015 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 20, 2015. For more information on our initiatives in pursuit of these objectives, see “Business—Executive Summary—Helping to Build a Sustainable Housing Finance System” in our 2014 Form 10-K.
Treasury Draws and Dividend Payments
From 2009 through the first quarter of 2012, we received a total of $116.1 billion from Treasury under the senior preferred stock purchase agreement. This funding provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid a trigger of mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”). In addition, a portion of the $116.1 billion we received from Treasury was drawn to pay dividends to Treasury because, prior to 2013, our dividend payments on the senior preferred stock accrued at an annual rate of 10%, and we were directed by our conservator to pay these dividends to Treasury each quarter even when we did not have sufficient income to pay the dividend. We have not received funds from Treasury under the agreement since the first quarter of 2012. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. From 2008 through the third quarter of 2015, we paid a total of $142.5 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis. We expect to pay Treasury a senior preferred stock dividend of $2.2 billion by December 31, 2015 for the fourth quarter of 2015.
Housing and Mortgage Market and Economic Conditions
Economic growth moderated in the third quarter of 2015. According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 1.5% on an annualized basis in the third quarter of 2015, compared with an increase of 3.9% in the second quarter of 2015. The overall economy gained an estimated 501,000 non-farm jobs in the third quarter of 2015. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in September 2015, the economy created an estimated 2.7 million non-farm jobs. The unemployment rate was 5.1% in September 2015, compared with 5.3% in June 2015.
According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $9.9 trillion of single-family debt outstanding, was estimated to be approximately $10.9 trillion as of both June 30, 2015 (the latest date for which information is available) and March 31, 2015.
Housing sales increased in the third quarter of 2015 as compared with the second quarter of 2015. Total existing home sales averaged 5.5 million units annualized in the third quarter of 2015, a 3.4% increase from the second quarter of 2015, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 7% of existing home sales in September 2015, compared with 8% in June 2015 and 10% in September 2014. According to the U.S. Census Bureau, new single-family home sales increased during the third quarter of 2015, averaging an annualized rate of 500,000 units, a 0.7% gain from the second quarter of 2015.
The number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes was mixed in the third quarter of 2015. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 5.8 months as of September 30, 2015, compared with 5.6 months as of June 30, 2015. According to the National Association of REALTORS®, the months’ supply of existing unsold homes was 4.8 months as of September 30, 2015, compared with a 4.9 months’ supply as of June 30, 2015.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained above long-term averages at 4.0% as of June 30, 2015 (the latest date for which information is available), according to the Mortgage Bankers Association’s National Delinquency Survey, compared with 4.2% as of March 31, 2015. We provide information about Fannie Mae’s serious delinquency rate, which also decreased in the second quarter of 2015, in “Single-Family Guaranty Book of Business—Credit Performance.”
Based on our home price index, we estimate that home prices on a national basis increased by 1.3% in the third quarter of 2015 and by 5.4% in the first nine months of 2015, following increases of 4.4% in 2014 and 7.9% in 2013. Despite the recent increases in home prices, we estimate that, through September 30, 2015, home prices on a national basis remained 5.6% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Despite the recent increases in home prices, many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their mortgage principal balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the second quarter of 2015 was approximately 4.4 million, down from 5.1 million in the first quarter of 2015 and from 5.4 million in the second quarter of 2014. The percentage of properties with mortgages in a negative equity position in the second quarter of 2015 was 8.7%, down from 10.2% in the first quarter of 2015 and from 10.9% in the second quarter of 2014.
Thirty-year fixed-rate mortgage rates ended the quarter at 3.85% for the week of October 1, 2015, down from 4.08% for the week of July 2, 2015, according to the Freddie Mac Primary Mortgage Market Survey®.
During the third quarter of 2015, the multifamily sector exhibited steady fundamentals, according to preliminary third-party data, with a stable national vacancy level and increasing rent growth. The estimated national multifamily vacancy rate for institutional investment-type apartment properties was 4.75% as of September 30, 2015, June 30, 2015 and September 30, 2014. National asking rents increased by an estimated 1.25% during the third quarter of 2015, compared with 1.0% during the second quarter of 2015. Because estimated multifamily rent growth has outpaced wage growth over the past few years, multifamily rental housing affordability has declined in recent years.

Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 34,000 units during the third quarter of 2015, according to preliminary data from Reis, Inc., compared with approximately 49,000 units during the second quarter of 2015. As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. More than 300,000 new multifamily units are expected to be completed this year. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a temporary slowdown in the growth of net absorption rates, occupancy levels and effective rents in those areas. We expect overall national rental market supply and demand to remain in balance over the longer term, based on expected construction completions, expected obsolescence, positive rental household formation trends and expected increases in the population of 25- to 34-year olds, which is the primary age group that tends to rent multifamily housing.
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
We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Legislative and Regulatory Developments—Housing Finance Reform” in this report and in our Second Quarter 2015 Form 10-Q, as well as “Business—Housing Finance Reform” in our 2014 Form 10-K for discussion of proposals for reform of the housing finance system, including the GSEs, that could materially affect our business, including proposals to wind down Fannie Mae and Freddie Mac. See “Risk Factors” in this report for a discussion of the risks to our business relating to the uncertain future of our company.
Financial Results. Our financial results continued to be strong in the third quarter of 2015, with net income of $2.0 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, we expect our earnings in 2015 and future years will be substantially lower than our earnings for 2014, primarily due to our expectation of substantially lower income from resolution agreements, continued declines in net interest income from our retained mortgage portfolio assets and lower credit-related income or a shift to credit-related expense. In addition, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.
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
Revenues. We currently have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. In recent years, an increasing portion of our net interest income has been derived from guaranty fees rather than from our retained mortgage portfolio assets, due to the impact of guaranty fee increases implemented in 2012 and the shrinking of our retained mortgage portfolio. We estimate that a majority of our net interest income for the first nine months of 2015 was derived from guaranty fees on loans underlying our Fannie Mae MBS. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.
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
We forecast that total originations in the U.S. single-family mortgage market in 2015 will increase from 2014 levels by approximately 30%, from an estimated $1.3 trillion in 2014 to $1.7 trillion in 2015, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from an estimated $518 billion in 2014 to $779 billion in 2015.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 1.3% in the third quarter of 2015 and by 5.4% in the first nine months of 2015. We expect the rate of home price appreciation in 2015 to be similar to the rate in 2014. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-backed securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic and political conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $8.7 billion for the first nine months of 2015, compared with $4.3 billion in the first nine months of 2014. The increase in our credit losses in the first nine months of 2015 compared with the first nine months of 2014 was primarily due to our approach to adopting the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) on January 1, 2015, a change in accounting policy for nonaccrual loans, and the recognition of losses associated with the redesignation of certain nonperforming single-family loans with an aggregate unpaid principal balance of $5.3 billion from HFI to HFS. Our credit losses for the first nine months of 2015 reflect $2.5 billion in initial charge-offs associated with our approach to adopting the charge-off provisions of the Advisory Bulletin and $1.1 billion in charge-offs relating to the change in accounting policy for nonaccrual loans. Our credit losses were $1.2 billion in the third quarter of 2015, compared with $2.1 billion in the second quarter of 2015 and $1.7 billion in the third quarter of 2014. We expect our credit losses generally to continue to decline in future years, absent further redesignations or accounting policy changes. For further information about our implementation of the Advisory Bulletin and our change in accounting policy for nonaccrual loans, see “Note 1, Summary of Significant Accounting Policies.” For further information about our credit losses for the third quarter and first nine months of 2015 as compared with the third quarter and first nine months of 2014, see “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics.”

Loss Reserves. Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for preforeclosure property taxes and insurance receivable and (3) our reserve for guaranty losses. Our total loss reserves were $30.0 billion as of September 30, 2015, down from $38.2 billion as of December 31, 2014. Our loss reserves have declined substantially from their peak and are expected to decline further.
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

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Housing Finance Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2014 Form 10-K and in “MD&A—Legislative and Regulatory Developments” in our First Quarter 2015 Form 10-Q and in our Second Quarter 2015 Form 10-Q. Also see “Risk Factors” in this report and in our 2014 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
Housing Finance Reform
Congress continues to consider housing finance reform that could result in significant changes in our structure and role in the future. In the first session of the 114th Congress, which convened in January 2015, a number of bills have been introduced and considered in the Senate and the House of Representatives relating to Fannie Mae, Freddie Mac and the housing finance system.
Since July 1, 2015, action was taken in Congress on the following bills relating to Fannie Mae:

•
The Senate approved a surface transportation reauthorization bill that includes a provision to extend by an additional four years the 10 basis point guaranty fee increase implemented pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”), which fees we are required to remit to Treasury.

•
The Senate approved the Equity in Government Compensation Act of 2015. This bill directs the Director of the Federal Housing Finance Agency (“FHFA”) to suspend the current compensation packages of Fannie Mae’s and Freddie Mac’s chief executive officers and, in lieu of these packages, to establish the compensation and benefits that were in effect for these officers as of January 1, 2015. The bill also provides that these officers’ compensation and benefits may not thereafter be increased and these restrictions on chief executive officer compensation are applicable as long as Fannie Mae and Freddie Mac are in conservatorship or receivership.

As described in our 2014 Form 10-K, the total target direct compensation of our Chief Executive Officer in effect as of January 1, 2015 consisted solely of a base salary of $600,000. As described in our current report on Form 8-K filed with the SEC on July 1, 2015, on June 29, 2015, FHFA approved an increase in our Chief Executive Officer’s compensation to an annual direct compensation target of $4,000,000, which became effective on July 1, 2015. Accordingly, if this legislation becomes law, upon action by the Director of FHFA our Chief Executive Officer’s total annual target direct compensation would be reduced from $4,000,000 to $600,000 and frozen at this level as long as Fannie Mae remains in conservatorship or is in receivership. This cap on chief executive officer compensation would negatively affect our ability to retain our Chief Executive Officer and engage in effective succession planning for this critical role. For more information on our executive compensation program, see “Item 11. Executive Compensation” in our 2014 Form 10-K. For more information on the risks to our business if we are unable to retain and recruit well-qualified employees, see “Risk Factors.”

•
The “Jumpstart GSE Reform Act,” was reintroduced in the Senate. This bill, which was initially introduced in the Senate in March 2013, would prohibit Congress from increasing the GSEs’ guaranty fees to offset spending unrelated to the business operations of the GSEs and also would prohibit Treasury from disposing of its GSE senior preferred stock until legislation has been enacted that includes specific instruction for its disposition.

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
2014 Housing Goals Performance
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. Our single-family performance is measured against the lower of benchmarks established by FHFA or goals-qualifying originations in the primary mortgage market. Multifamily goals are established as a number of units to be financed. In October 2015, after the release of data reported under the Home Mortgage Disclosure Act (“HMDA”), FHFA notified us that it had preliminarily determined that we met all of our single-family and multifamily housing goals for 2014. For the single-family very low-income families home purchase goal, FHFA preliminarily determined that our performance was 5.7% of our 2014 acquisitions of single-family owner-occupied purchase money mortgage loans, which failed to meet the FHFA-established benchmark of 7%, but met the overall market level for 2014 of 5.7%. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Housing Goals and Duty to Serve Undeserved Markets—Housing Goals for 2012 to 2014” in our 2014 Form 10-K for a more detailed discussion of our housing goals.
Housing Goals for 2015 to 2017
In September 2015, FHFA published a final rule establishing single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2015 to 2017.
The following single-family home purchase and refinance housing goal benchmarks were adopted for 2015 to 2017.

•
Low-Income Families Home Purchase Benchmark: At least 24% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to low-income families (defined as income equal to or less than 80% of area median income). This is an increase from the 23% benchmark that applied for 2014.

•
Very Low-Income Families Home Purchase Benchmark: At least 6% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to very low-income families (defined as income equal to or less than 50% of area median income). This is a decrease from the 7% benchmark that applied for 2014.

•
Low-Income Areas Home Purchase Goal Benchmark: The benchmark level for our acquisitions of single-family owner-occupied purchase money mortgage loans for families in low-income areas is set annually by notice from FHFA, based on the benchmark level for the low-income areas home purchase subgoal (below), plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families (defined as income equal to or less than 100% of area median income) in designated disaster areas. For 2015, FHFA set the overall low-income areas home purchase benchmark goal at 19%. This is an increase from the 18% benchmark that applied for 2014.

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

If we do not meet these benchmarks, we may still meet our goals. Our single-family housing goals performance is measured against benchmarks and against goals-qualifying originations in the primary mortgage market after the release of data reported under HMDA, which are typically released each year in the fall. We will be in compliance with the housing goals if we meet either the benchmarks or market share measures.
FHFA’s final 2015 to 2017 housing goals rule also includes benchmarks for a multifamily special affordable housing goal and subgoal, and establishes a new subgoal for small multifamily properties (defined as those with 5 to 50 units) affordable to low-income families. FHFA’s annual multifamily benchmark level for 2015 to 2017 for units affordable to low-income families is 300,000 units, an increase from 2014’s benchmark level of 250,000 units. FHFA’s annual multifamily benchmark level for 2015 to 2017 for units affordable to very low-income families is 60,000 units per year, consistent with 2014’s annual level. FHFA’s new annual subgoal for Fannie Mae for small multifamily properties affordable to low-income families increases each year: 6,000 units in 2015; 8,000 units in 2016; and 10,000 units in 2017. There is no market-based alternative measurement for the multifamily goal or subgoals.
Dodd-Frank Act—Proposed Amendments to FHFA Rule Regarding Stress Testing
In August 2015, FHFA published proposed amendments to its rule that requires us to conduct an annual stress test. If finalized, the amendments would change the timing of the testing, requiring us to base the tests on our data as of December 31 each year, rather than as of September 30, and requiring us to publicly disclose a summary of our stress test results for the severely adverse scenario by August 31 each year rather than April 30. These amendments would align FHFA’s rule with rules adopted by other financial institution regulators that implement the Dodd-Frank stress testing requirements.
Dodd-Frank Act—Swap Transactions; Minimum Capital and Margin Requirements
The Dodd-Frank Act includes provisions requiring additional regulation of swap transactions. Because we are a user of interest rate swaps, the Dodd-Frank Act requires us, among other items, to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, in October 2015, the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”), FHFA, the Farm Credit Administration and the Office of the Comptroller of the Currency issued final rules under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. These rules require that, for all trades that have not been submitted to a derivatives clearing organization, we collect from and provide to our counterparties collateral in excess of the amounts we have historically collected or provided relative to our level of activity.

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
Table 3: Summary of Condensed Consolidated Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2015	2014	Variance	2015	2014	Variance
	(Dollars in millions)
Net interest income	$5,588	$5,184	$404	$16,332	$14,826	$1,506
Fee and other income	259	826	(567)	1,123	5,564	(4,441)
Net revenues	5,847	6,010	(163)	17,455	20,390	(2,935)
Investment gains, net	299	171	128	1,155	749	406
Fair value losses, net	(2,589)	(207)	(2,382)	(1,902)	(2,331)	429
Administrative expenses	(952)	(706)	(246)	(2,364)	(2,075)	(289)
Credit-related income (expense)
Benefit for credit losses	1,550	1,085	465	1,050	3,498	(2,448)
Foreclosed property income (expense)	(497)	(249)	(248)	(1,152)	227	(1,379)
Total credit-related income (expense)	1,053	836	217	(102)	3,725	(3,827)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(413)	(351)	(62)	(1,192)	(1,008)	(184)
Other non-interest expenses(1)	(215)	(61)	(154)	(412)	(430)	18
Income before federal income taxes	3,030	5,692	(2,662)	12,638	19,020	(6,382)
Provision for federal income taxes	(1,070)	(1,787)	717	(4,150)	(6,123)	1,973
Net income	1,960	3,905	(1,945)	8,488	12,897	(4,409)
Less: Net income attributable to noncontrolling interest	—	—	—	—	(1)	1
Net income attributable to Fannie Mae	$1,960	$3,905	$(1,945)	$8,488	$12,896	$(4,408)
Total comprehensive income attributable to Fannie Mae	$2,213	$4,000	$(1,787)	$8,368	$13,408	$(5,040)
__________

(1)	Consists of debt extinguishment gains (losses), net, and other expenses, net.
Net Interest Income
We currently have two primary sources of net interest income: (1) the guaranty fees we receive for managing the credit risk on loans in consolidated trusts underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets.
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
Table 4: Analysis of Net Interest Income and Yield

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$252,272	$2,443	3.87%	$282,019	$2,562	3.63%
Mortgage loans of consolidated trusts	2,796,172	24,537	3.51	2,762,984	25,217	3.65
Total mortgage loans(1)	3,048,444	26,980	3.54	3,045,003	27,779	3.65
Mortgage-related securities	106,939	1,153	4.31	140,357	1,652	4.71
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(74,903)	(810)	4.33	(96,785)	(1,113)	4.60
Total mortgage-related securities, net	32,036	343	4.28	43,572	539	4.95
Non-mortgage-related securities(2)	47,794	17	0.14	32,283	7	0.08
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,110	15	0.23	38,488	9	0.09
Advances to lenders	4,354	22	1.98	3,794	20	2.06
Total interest-earning assets	$3,158,738	$27,377	3.47%	$3,163,140	$28,354	3.59%
Interest-bearing liabilities:
Short-term funding debt	$83,870	$36	0.17%	$101,497	$25	0.10%
Long-term funding debt	331,417	1,861	2.25	383,412	2,050	2.14
Total short-term and long-term funding debt	415,287	1,897	1.83	484,909	2,075	1.71
Debt securities of consolidated trusts	2,835,104	20,702	2.92	2,820,711	22,208	3.15
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(74,903)	(810)	4.33	(96,785)	(1,113)	4.60
Total debt securities of consolidated trusts held by third parties	2,760,201	19,892	2.88	2,723,926	21,095	3.10
Total interest-bearing liabilities	$3,175,488	$21,789	2.74%	$3,208,835	$23,170	2.89%
Net interest income/net interest yield		$5,588	0.71%		$5,184	0.66%

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$261,794	$7,280	3.71%	$289,028	$7,828	3.61%
Mortgage loans of consolidated trusts	2,789,593	73,426	3.51	2,766,787	76,704	3.70
Total mortgage loans(1)	3,051,387	80,706	3.53	3,055,815	84,532	3.69
Mortgage-related securities	114,732	3,869	4.50	148,195	5,190	4.67
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(79,914)	(2,650)	4.42	(101,608)	(3,542)	4.65
Total mortgage-related securities, net	34,818	1,219	4.67	46,587	1,648	4.72
Non-mortgage-related securities(2)	44,836	42	0.12	33,435	22	0.09
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,708	40	0.17	33,557	20	0.08
Advances to lenders	4,166	64	2.02	3,303	57	2.28
Total interest-earning assets	$3,165,915	$82,071	3.46%	$3,172,697	$86,279	3.63%
Interest-bearing liabilities:
Short-term funding debt	$90,707	$98	0.14%	$81,844	$65	0.10%
Long-term funding debt	345,503	5,706	2.20	409,633	6,524	2.12
Total short-term and long-term funding debt	436,210	5,804	1.77	491,477	6,589	1.79
Debt securities of consolidated trusts	2,843,823	62,585	2.93	2,820,774	68,406	3.23
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(79,914)	(2,650)	4.42	(101,608)	(3,542)	4.65
Total debt securities of consolidated trusts held by third parties	2,763,909	59,935	2.89	2,719,166	64,864	3.18
Total interest-bearing liabilities	$3,200,119	$65,739	2.74%	$3,210,643	$71,453	2.97%
Net interest income/net interest yield		$16,332	0.69%		$14,826	0.62%

	As of September 30,
	2015	2014
Selected benchmark interest rates
3-month LIBOR	0.33%	0.24%
2-year swap rate	0.75	0.82
5-year swap rate	1.38	1.93
10-year swap rate	2.00	2.64
30-year Fannie Mae MBS par coupon rate	2.80	3.20
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Interest income not recognized for loans on nonaccrual status was $409 million and $1.3 billion, respectively, for the third quarter and first nine months of 2015 compared with $436 million and $1.4 billion, respectively, for the third quarter and first nine months of 2014. Effective January 1, 2015, we changed our policy for the treatment of interest previously accrued, but not collected, at the date loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for information on this policy change.

(2)	Includes cash equivalents.

Table 5: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015 vs. 2014			September 30, 2015 vs. 2014
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(119)	$(281)	$162	$(548)	$(753)	$205
Mortgage loans of consolidated trusts	(680)	300	(980)	(3,278)	628	(3,906)
Total mortgage loans	(799)	19	(818)	(3,826)	(125)	(3,701)
Total mortgage-related securities, net	(196)	(129)	(67)	(429)	(409)	(20)
Non-mortgage-related securities(2)	10	4	6	20	9	11
Federal funds sold and securities purchased under agreements to resell or similar arrangements	6	(4)	10	20	(2)	22
Advances to lenders	2	3	(1)	7	14	(7)
Total interest income	$(977)	$(107)	$(870)	$(4,208)	$(513)	$(3,695)
Interest expense:
Short-term funding debt	11	(5)	16	33	8	25
Long-term funding debt	(189)	(288)	99	(818)	(1,052)	234
Total short-term and long-term funding debt	(178)	(293)	115	(785)	(1,044)	259
Total debt securities of consolidated trusts held by third parties	(1,203)	353	(1,556)	(4,929)	1,281	(6,210)
Total interest expense	$(1,381)	$60	$(1,441)	$(5,714)	$237	$(5,951)
Net interest income	$404	$(167)	$571	$1,506	$(750)	$2,256
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Net interest income and net interest yield increased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 primarily due to an increase in amortization income as increased prepayments on mortgage loans of consolidated trusts accelerated the amortization of cost basis adjustments. Higher guaranty fee income also contributed to an increase in net interest income as loans with higher guaranty fees have become a larger part of our guaranty book of business. We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our MBS trusts on our balance sheet. The increase in net interest income was partially offset by a decline in the average balance of our retained mortgage portfolio, as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The average balance of our retained mortgage portfolio was 15% lower in the third quarter of 2015 than in the third quarter of 2014 and 14% lower in the first nine months of 2015 than in the first nine months of 2014. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our retained mortgage portfolio.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. Fee and other income decreased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 due to revenue recognized in 2014 as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us that we did not have in 2015.
Starting in June 2015, we eliminated fees charged to customers for using our proprietary Desktop Underwriter and Desktop Originator systems, which is expected to allow more lenders to access these systems in their underwriting process. The elimination of these fees resulted in lower technology fees in the third quarter of 2015 compared with the third quarter of 2014.
Administrative Expenses
Administrative expenses increased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 primarily due to the recognition of expenses related to the settlement of our defined benefit pension plan obligations in the third quarter of 2015. We transferred plan assets to an annuity provider and distributed lump sum payments to participants based on their elections. The actuarial losses of $305 million, previously recorded in “Accumulated other comprehensive income,” were recognized in “Administrative expenses” and the associated tax amounts were recognized in “Provision for federal income taxes” in our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015.
Fair Value Losses, Net
Table 6: Fair Value Losses, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Risk management derivatives fair value losses attributable to:
Net contractual interest expense accruals on interest rate swaps	$(266)	$(314)	$(694)	$(770)
Net change in fair value during the period	(2,138)	(93)	(916)	(1,513)
Total risk management derivatives fair value losses, net	(2,404)	(407)	(1,610)	(2,283)
Mortgage commitment derivatives fair value losses, net	(361)	(73)	(427)	(728)
Total derivatives fair value losses, net	(2,765)	(480)	(2,037)	(3,011)
Trading securities gains, net	13	50	69	444
Other, net(1)	163	223	66	236
Fair value losses, net	$(2,589)	$(207)	$(1,902)	$(2,331)
__________

(1)	Consists of debt fair value gains (losses), net, which includes gains (losses) on CAS; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value Losses, Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. We recognized risk management derivative fair value losses in the third quarter and first nine months of 2015 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the respective periods. We recognized risk management derivative fair value losses in the third quarter of 2014 primarily due to increases in shorter-term swap rates. We recognized risk management derivative fair value losses in the first nine months of 2014 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the period.
We present, by derivative instrument type, the fair value gains and losses, net on our derivatives in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value Losses, Net
We recognized fair value losses on our mortgage commitments in the third quarter and first nine months of 2015 and 2014 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment periods.
Credit-Related Income (Expense)
We refer to our benefit for loan losses and guaranty losses collectively as our “benefit for credit losses.” Credit-related income (expense) consists of our benefit for credit losses and foreclosed property income (expense).
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
Table 7: Total Loss Reserves

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Allowance for loan losses	$29,135	$35,541
Reserve for guaranty losses	560	1,246
Combined loss reserves	29,695	36,787
Other(1)	273	1,386
Total loss reserves	29,968	38,173
Fair value losses previously recognized on acquired credit-impaired loans(2)	8,593	9,864
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$38,561	$48,037
__________

(1)
Includes allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable. Effective January 1, 2015, we charged off accrued interest receivable associated with loans on nonaccrual status and eliminated the related allowance in connection with the our change in accounting policy related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for additional information.

(2)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
Table 8: Changes in Combined Loss Reserves

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$31,808	$40,451	$36,787	$45,295
Benefit for credit losses	(1,550)	(1,085)	(1,050)	(3,498)
Charge-offs(1)	(801)	(1,587)	(8,287)	(5,174)
Recoveries	250	275	1,132	1,119
Other(2)	(12)	201	1,113	513
Ending balance	$29,695	$38,255	$29,695	$38,255

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$29,404	$36,383
Multifamily	291	404
Total	$29,695	$36,787
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.04%	1.28%
Multifamily	0.14	0.20
Combined loss reserves as a percentage of:
Total guaranty book of business	0.97%	1.20%
Recorded investment in nonaccrual loans	58.04	56.63
_________

(1)
Includes, for the nine months ended September 30, 2015, charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin on January 1, 2015 and (2) $1.1 billion in accrued interest receivable in connection with our adoption of a change in accounting principle on January 1, 2015 related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for more information on these changes.

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
The following factors impacted our benefit for credit losses in the third quarter and first nine months of 2015:

•
Home prices increased by 1.3% in the third quarter of 2015 and by 5.4% in the first nine months of 2015, which contributed to our benefit for credit losses in both the third quarter and first nine months of 2015. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses.

•
Mortgage interest rates declined during the third quarter of 2015, which contributed to our benefit for credit losses in the third quarter of 2015. As interest rates decline, we expect an increase in future prepayments on individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment related to concessions provided on these loans and results in a decrease in the provision for credit losses. Mortgage interest rates increased during the first nine months of 2015, which partially offset our benefit for credit losses in the first nine months of 2015. As interest rates increase, we expect a decline in future prepayments on individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment related to concessions provided on these loans and results in an increase in the provision for credit losses.

•
We redesignated certain nonperforming single-family loans with an aggregate unpaid principal balance of $5.3 billion from HFI to HFS in the first nine months of 2015. These loans were adjusted to the lower of cost or fair value, which partially offset our benefit for credit losses by approximately $600 million. These loans were redesignated to HFS as we intend to sell or have sold them. As described in “Executive Summary—Helping to Build a Sustainable Housing Finance System,” we plan to complete additional sales of nonperforming loans.

We recognized a benefit for credit losses in the third quarter and first nine months of 2014 primarily due to an increase in home prices. Home prices increased by 1.2% in the third quarter of 2014 and by 5.3% in the first nine months of 2014. In addition, in the third quarter of 2014, we updated the model and the assumptions used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses, which resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $600 million for the third quarter and first nine months of 2014. For additional information, see “MD&A—Critical Accounting Policies and Estimates—Total Loss Reserves—Single-Family Loss Reserves” in our 2014 Form 10-K.
We discuss our expectations regarding our future loss reserves in “Executive Summary—Outlook—Loss Reserves.”
Troubled Debt Restructurings and Nonaccrual Loans
Table 9 displays the composition of loans restructured in a troubled debt restructuring (“TDR”) that are on accrual status and loans on nonaccrual status. The table includes our recorded investment in HFI and HFS mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”
Table 9: Troubled Debt Restructurings and Nonaccrual Loans

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
TDRs on accrual status:
Single-family	$142,882	$144,649
Multifamily	421	645
Total TDRs on accrual status	$143,303	$145,294
Nonaccrual loans:
Single-family	$50,488	$64,136
Multifamily	679	823
Total nonaccrual loans	$51,167	$64,959
Accruing on-balance sheet loans past due 90 days or more(1)	$512	$585

	For the Nine Months
	Ended September 30,
	2015	2014
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$4,146	$4,628
Interest income recognized for the period(3)	4,393	4,628
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

Foreclosed Property Income (Expense)
Foreclosed property expense increased in the third quarter of 2015 compared with the third quarter of 2014 primarily due to increased operating expenses relating to our single-family foreclosed properties driven by an increase in property preservation costs, which include property tax and insurance expenses. We recognized foreclosed property expense in the first nine months of 2015 compared with foreclosed property income in the first nine months of 2014. This shift was primarily due to increased property preservation costs relating to our single-family foreclosed properties. Additionally, we recognized more income from the resolution of compensatory fees and representation and warranty matters in the first nine months of 2014 compared with the first nine months of 2015.

Credit Loss Performance Metrics
Our credit-related income (expense) should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonaccrual loans and TDRs, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 10 displays the components of our credit loss performance metrics as well as our single-family and multifamily initial charge-off severity rates.
Table 10: Credit Loss Performance Metrics

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2015			2014			2015			2014
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$551	7.2	bps	$1,312	17.2	bps	$3,600	15.8	bps	$4,055	17.6	bps
Adoption of Advisory Bulletin and change in accounting principle(2)	—	—		—	—		3,555	15.6		—	—
Foreclosed property expense (income)	497	6.5		249	3.3		1,152	5.0		(227)	(1.0)
Credit losses including the effect of fair value losses on acquired credit-impaired loans	1,048	13.7		1,561	20.5		8,307	36.4		3,828	16.6
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense (income)(3)	103	1.4		158	2.1		349	1.5		493	2.1
Credit losses and credit loss ratio	$1,151	15.1	bps	$1,719	22.6	bps	$8,656	37.9	bps	$4,321	18.7	bps
Credit losses attributable to:
Single-family	$1,168			$1,738			$8,650			$4,362
Multifamily(4)	(17)			(19)			6			(41)
Total	$1,151			$1,719			$8,656			$4,321
Single-family initial charge-off severity rate(5)		13.93%			19.24%			15.98%			19.50%
Multifamily initial charge-off severity rate(5)		17.00%			28.21%			23.43%			24.18%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)
Includes, for the nine months ended September 30, 2015, charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin on January 1, 2015 and (2) $1.1 billion in accrued interest receivable in connection with our adoption of a change in accounting principle on January 1, 2015 related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for additional information.

(3)	Includes fair value losses from acquired credit-impaired loans.

(4)	Negative credit losses are the result of recoveries on previously charged-off amounts.

(5)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition. Single-family rate excludes charge-offs prior to foreclosure and other liquidations, short sales and third-party sales. Multifamily rate is net of risk-sharing agreements.

Credit losses and our credit loss ratio decreased in the third quarter of 2015 compared with the third quarter of 2014 primarily due to the impact of lower charge-off losses on foreclosures as well as fewer foreclosures in the third quarter of 2015.
Credit losses and our credit loss ratio increased in the first nine months of 2015 compared with the first nine months of 2014 primarily due to our adoption of the charge-off provisions of the Advisory Bulletin on January 1, 2015, as well as a change in our accounting policy for nonaccrual loans. See “Note 1, Summary of Significant Accounting Policies” for additional information.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”
Table 11 displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.
Table 11: Credit Loss Concentration Analysis

	Percentage of Single-Family Conventional Guaranty Book of Business (1) As of			Percentage of Single-Family Credit Losses(2)
				For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2015	December 31, 2014	September 30, 2014
				2015	2014	2015	2014
Geographical Distribution:
California(3)	20%	20%	20%	3%	5%	2%	(1)%
Florida	6	6	6	10	29	23	34
New Jersey	4	4	4	14	7	21	7
New York	5	5	5	11	4	16	4
All other states	65	65	65	62	55	38	56
Select higher-risk product features(4)	22	22	23	60	58	61	47
Vintages:(5)
2004 and prior	6	7	7	13	12	10	12
2005 - 2008	11	12	13	66	77	80	75
2009 - 2015	83	81	80	21	11	10	13
__________

(1)
Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business as of the end of each period.

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

As shown in Table 11, the majority of our credit losses for the third quarter and the first nine months of 2015 continued to be driven by loans originated in 2005 through 2008. We provide more detailed single-family credit performance information, including serious delinquency rates share and foreclosure activity, in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, which was enacted by Congress in December 2011, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.” We recognized $413 million and $351 million in TCCA fees during the three months ended September 30, 2015 and 2014, respectively, and $1.2 billion and $1.0 billion for the nine months ended September 30, 2015 and 2014, respectively, of which $413 million had not been remitted to Treasury as of September 30, 2015. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.

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
In this section, we summarize our segment results for the third quarter and first nine months of 2015 and 2014 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 11, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
Single-Family Business Results
Table 12 displays the financial results of our Single-Family business. For a discussion of single-family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Other items that impact income or loss primarily include credit-related income (expense), TCCA fees and administrative expenses.

Table 12: Single-Family Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
	(Dollars in millions)
Guaranty fee income(1)	$3,145	$2,945	$200	$9,277	$8,708	$569
Credit-related income (expense)(2)	1,029	748	281	(216)	3,531	(3,747)
TCCA fees(1)	(413)	(351)	(62)	(1,192)	(1,008)	(184)
Other expenses(3)	(682)	(443)	(239)	(1,633)	(1,469)	(164)
Income before federal income taxes	3,079	2,899	180	6,236	9,762	(3,526)
Provision for federal income taxes	(1,040)	(837)	(203)	(2,040)	(2,897)	857
Net income attributable to Fannie Mae	$2,039	$2,062	$(23)	$4,196	$6,865	$(2,669)
Other key performance data:
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$126,144	$105,563		$368,112	$266,631
Credit Guaranty Activity
Average single-family guaranty book of business(4)	$2,831,133	$2,858,362		$2,838,129	$2,871,507
Single-family effective guaranty fee rate (in basis points)(1)(5)	44.4	41.2		43.6	40.4
Single-family average charged guaranty fee on new acquisitions (in basis points)(1)(6)	60.6	63.5		60.5	63.0
Single-family serious delinquency rate, at end of period(7)	1.59%	1.96%		1.59%	1.96%
Market
Single-family mortgage debt outstanding, at end of period (total U.S. market)(8)	$9,901,059	$9,870,670		$9,901,059	$9,870,670
30-year mortgage rate, at end of period(9)	3.86%	4.20%		3.86%	4.20%
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(3)
Consists of net interest income (loss), investment gains (losses), net, fair value gains (losses), net, gains (losses) from partnership investments, fee and other income (expense), administrative expenses and other expenses.

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

(8)
Information labeled as of September 30, 2015 is as of June 30, 2015 and is based on the Federal Reserve’s September 2015 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(9)
Based on Freddie Mac’s Primary Mortgage Market Survey® rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

Pre-tax income increased in the third quarter of 2015 compared with the third quarter of 2014 primarily due to higher credit-related income and higher guaranty fee income in the third quarter of 2015 compared with the third quarter of 2014. This was partially offset by higher other expenses in the third quarter of 2015 compared with the third quarter of 2014. Pre-tax income decreased in the first nine months of 2015 compared with the first nine months of 2014 primarily due to credit-related expense recognized in the first nine months of 2015 compared with credit-related income recognized in the first nine months of 2014. This was partially offset by higher guaranty fee income in the first nine months of 2015 compared with the first nine months of 2014.
We recognized higher single-family credit-related income in the third quarter of 2015 compared with the third quarter of 2014. This increase was primarily attributable to home prices increasing at a faster pace as well as lower mortgage interest rates in the third quarter of 2015 compared with the third quarter of 2014. This was partially offset by an increase in foreclosed property expense in the third quarter of 2015 compared with the third quarter of 2014 primarily due to increased property tax and insurance expenses relating to our single-family foreclosed properties.
We recognized credit-related expense in the first nine months of 2015 comprised of foreclosed property expense, partially offset by a benefit for credit losses. Foreclosed property expense was primarily driven by higher property preservation costs, which include property tax and insurance expenses relating to our single-family foreclosed properties. The benefit for credit losses was primarily driven by an increase in home prices. This was partially offset by the impact from the redesignation of certain nonperforming single-family loans from HFI to HFS. These loans were adjusted to the lower of cost or fair value, which reduced our benefit for credit losses. Additionally, mortgage interest rates increased during the first nine months of 2015, which also partially offset our benefit for credit losses. As interest rates increase, we expect a decline in future prepayments on individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment related to concessions provided on these loans and results in an increase in the provision for credit losses. We recognized credit-related income in the first nine months of 2014 primarily due to an increase in home prices and income from the resolution of compensatory fees and representation and warranty matters. See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on the drivers of our credit-related income (expense).
Guaranty fee income and our effective guaranty fee rate increased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 as loans with higher guaranty fees have become a larger part of our single-family guaranty book of business primarily due to the cumulative impact of guaranty fee price increases implemented in 2012.
TCCA fees increased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014, as single-family loans acquired since the implementation of the TCCA-related guaranty fee increase constituted a larger portion of our single-family guaranty book of business in the third quarter and first nine months of 2015. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.
Other expenses increased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 primarily as a result of the recognition of administrative expenses related to the settlement of our defined benefit pension plan obligations in the third quarter of 2015. Upon settlement of these obligations, we recognized actuarial losses previously recorded in “Accumulated other comprehensive income” as “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income.
Our single-family acquisition volume and single-family Fannie Mae MBS issuances increased in the first nine months of 2015 compared with the first nine months of 2014, driven primarily by an increase in refinance activity. Higher refinance activity also drove an increase in liquidations of loans from our single-family guaranty book of business in the first nine months of 2015 compared with the first nine months of 2014. Accordingly, the size of our single-family guaranty book of business remained relatively flat.

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
Table 13 displays the financial results of our Multifamily business. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income, which includes yield maintenance income. Other items that affect income or loss primarily include credit-related income (expense) and administrative expenses.

Table 13: Multifamily Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
	(Dollars in millions)
Guaranty fee income	$367	$332	$35	$1,064	$960	$104
Fee and other income	58	32	26	193	87	106
Gains from partnership investments(1)	7	52	(45)	262	131	131
Credit-related income(2)	24	88	(64)	114	194	(80)
Other expenses(3)	(115)	(83)	(32)	(332)	(245)	(87)
Income before federal income taxes	341	421	(80)	1,301	1,127	174
Provision for federal income taxes	(17)	(37)	20	(128)	(37)	(91)
Net income attributable to Fannie Mae	$324	$384	$(60)	$1,173	$1,090	$83
Other key performance data:
Securitization Activity/New Business
Multifamily new business volume(4)	$7,295	$9,090		$32,291	$17,253
Multifamily units financed from new business volume	118,000	124,000		433,000	289,000
Multifamily Fannie Mae MBS issuances(5)	$7,484	$9,689		$33,881	$20,087
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$2,016	$3,074		$8,467	$9,497
Multifamily Fannie Mae MBS outstanding, at end of period(6)	$184,028	$159,707		$184,028	$159,707
Credit Guaranty Activity
Average multifamily guaranty book of business(7)	$212,654	$198,888		$208,828	$199,358
Multifamily effective guaranty fee rate (in basis points)(8)	69.0	66.8		67.9	64.2
Multifamily credit loss ratio (in basis points)(9)	(3.2)	(3.8)		0.4	(2.7)
Multifamily serious delinquency rate, at end of period	0.05%	0.09%		0.05%	0.09%
Percentage of multifamily guaranty book of business with credit enhancement, at end of period	94%	92%		94%	92%
Fannie Mae percentage of total multifamily mortgage debt outstanding, at end of period(10)	19%	19%		19%	19%
Portfolio Data
Average Fannie Mae multifamily mortgage loans and Fannie Mae MBS in Capital Markets group’s portfolio(11)	$31,036	$46,930		$35,321	$51,578
Additional net interest income and yield maintenance income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(12)	$181	$193		$573	$545
__________

(1)
Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income. Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(2)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(3)	Consists of net interest income (loss), investment gains (losses), net, administrative expenses and other expenses.

(4)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations), multifamily loans purchased, and credit enhancements provided during the period.

(5)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $189 million and $597 million for the three months ended September 30, 2015 and 2014, respectively, and $1.6 billion and $2.9 billion for the nine months ended September 30, 2015 and 2014, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and MBS reissuances of $3 million for the three months ended September 30, 2014, and $60 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively. There were no conversions of adjustable-rate loans to fixed-rate loans or MBS reissuances for the three months ended September 30, 2015.

(6)
Includes $13.8 billion and $18.8 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of September 30, 2015 and 2014, respectively.

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

(10)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of September 30, 2015 is as of June 30, 2015 and is based on the Federal Reserve’s September 2015 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

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

Pre-tax income decreased in the third quarter of 2015 compared with the third quarter of 2014 primarily as a result of decreases in credit-related income and gains from partnership investments, as well as an increase in other expenses, partially offset by increases in guaranty fee income and fee and other income. Pre-tax income increased in the first nine months of 2015 compared with the first nine months of 2014 primarily due to increases in gains from partnership investments, fee and other income and guaranty fee income, partially offset by a decrease in credit-related income and an increase in other expenses.
Guaranty fee income increased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Fee and other income increased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 as a result of an increase in yield maintenance income driven by higher prepayment volumes in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014.
Credit-related income decreased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 primarily driven by lower gains on the disposition of REO properties and smaller improvements in the valuation of our individually impaired loans in the third quarter and first nine months of 2015.
Gains from partnership investments decreased in the third quarter of 2015 compared with the third quarter of 2014 primarily as a result of lower sales activity. Gains from partnership investments increased in the first nine months of 2015 compared with the first nine months of 2014 as a result of sales of investments in markets with strong multifamily fundamentals.
Other expenses increased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 primarily as a result of the recognition of administrative expenses related to the settlement of our defined benefit pension plan obligations in the third quarter of 2015. Upon settlement of these obligations, we recognized actuarial losses previously recorded in “Accumulated other comprehensive income” as “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income.
Multifamily new business volume increased in the first nine months of 2015 compared with the first nine months of 2014 driven by substantial growth in the overall multifamily market. FHFA’s 2015 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $30 billion, excluding certain targeted business segments. Approximately 68% of Fannie Mae’s multifamily new business volume of $32.3 billion for the first nine months of 2015 counted towards FHFA’s 2015 multifamily volume cap.
Capital Markets Group Results
Table 14 displays the financial results of our Capital Markets group. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s retained mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk” in our 2014 Form 10-K and “Note 9, Derivative Instruments” in this report and our 2014 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, as well as allocated guaranty fee expense and administrative expenses.
Table 14: Capital Markets Group Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
	(Dollars in millions)
Net interest income(1)	$1,401	$1,845	$(444)	$4,516	$5,592	$(1,076)
Investment gains, net(2)	1,608	1,510	98	4,679	4,420	259
Fair value losses, net(3)	(2,697)	(335)	(2,362)	(2,112)	(2,770)	658
Fee and other income	83	579	(496)	288	4,848	(4,560)
Other expenses(4)	(405)	(404)	(1)	(1,163)	(1,235)	72
Income (loss) before federal income taxes	(10)	3,195	(3,205)	6,208	10,855	(4,647)
Provision for federal income taxes	(13)	(913)	900	(1,982)	(3,189)	1,207
Net income (loss) attributable to Fannie Mae	$(23)	$2,282	$(2,305)	$4,226	$7,666	$(3,440)
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $480 million and $627 million for the three months ended September 30, 2015 and 2014, respectively, and $1.6 billion and $2.0 billion for the nine months ended September 30, 2015 and 2014, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value gains (losses) on derivatives and trading securities that we own regardless of whether the trust has been consolidated.

(4)
Includes allocated guaranty fee expense, debt extinguishment gains (losses), net, administrative expenses, and other expenses. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

Pre-tax income decreased in the third quarter of 2015 compared with the third quarter of 2014 primarily due to an increase in fair value losses and decreases in fee and other income and net interest income recognized in the third quarter of 2015 compared with the third quarter of 2014. Pre-tax income decreased in the first nine months of 2015 compared with the first nine months of 2014 primarily due to lower fee and other income and lower net interest income in the first nine months of 2015, partially offset by lower fair value losses in the first nine months of 2015 compared with the first nine months of 2014.
Fair value losses in the third quarter and first nine months of 2015 were primarily due to fair value losses on our risk management derivatives. The derivatives fair value gains and losses that are reported for the Capital Markets group are consistent with the amounts reported in our condensed consolidated statements of operations and comprehensive income. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
The decrease in net interest income in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued

to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap.
Fee and other income decreased in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 due to a decrease in revenue recognized as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us.
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
As we continue to reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will continue to decrease. As of September 30, 2015, we owned $370.5 billion in mortgage assets, compared with $413.3 billion as of December 31, 2014. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2014 Form 10-K.

Table 15 displays our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance.
Table 15: Capital Markets Group’s Mortgage Portfolio Activity

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Mortgage loans:
Beginning balance	$270,809	$298,683	$285,610	$314,664
Purchases	52,118	42,021	158,126	109,267
Securitizations(1)	(50,357)	(35,481)	(148,743)	(92,622)
Sales	(1,888)	—	(2,521)	(1,879)
Liquidations(2)	(10,694)	(12,680)	(32,484)	(36,887)
Mortgage loans, ending balance	259,988	292,543	259,988	292,543

Mortgage securities:
Beginning balance	119,498	154,089	127,703	176,037
Purchases(3)	15,588	8,818	36,786	16,864
Securitizations(1)	50,357	35,481	148,743	92,622
Sales	(69,466)	(45,992)	(186,498)	(119,079)
Liquidations(2)	(5,515)	(6,839)	(16,272)	(20,887)
Mortgage securities, ending balance	110,462	145,557	110,462	145,557
Total Capital Markets group’s mortgage portfolio	$370,450	$438,100	$370,450	$438,100
__________

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(2)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

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
Table 16: Capital Markets Group’s Mortgage Portfolio Composition

	As of
	September 30, 2015			December 31, 2014
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(Dollars in millions)
Mortgage loans:
Single-family loans:
Government insured or guaranteed	$—	$34,252	$34,252	$—	$36,442	$36,442
Conventional	—	210,318	210,318	—	225,800	225,800
Total single-family loans	—	244,570	244,570	—	262,242	262,242
Multifamily loans:
Government insured or guaranteed	—	233	233	—	243	243
Conventional	—	15,185	15,185	—	23,125	23,125
Total multifamily loans	—	15,418	15,418	—	23,368	23,368
Total mortgage loans	—	259,988	259,988	—	285,610	285,610
Mortgage-related securities:
Fannie Mae	73,838	11,722	85,560	80,377	12,442	92,819
Freddie Mac	5,621	—	5,621	6,368	—	6,368
Ginnie Mae	694	—	694	572	—	572
Alt-A private-label securities	—	4,225	4,225	—	7,745	7,745
Subprime private-label securities	—	5,844	5,844	—	8,913	8,913
Commercial mortgage-backed securities (“CMBS”)	—	3,565	3,565	—	3,686	3,686
Mortgage revenue bonds	—	3,391	3,391	—	4,556	4,556
Other mortgage-related securities	—	1,562	1,562	—	3,044	3,044
Total mortgage-related securities(1)	80,153	30,309	110,462	87,317	40,386	127,703
Total Capital Markets group’s mortgage portfolio	$80,153	$290,297	$370,450	$87,317	$325,996	$413,313
__________

(1)	The fair value of these mortgage-related securities was $116.7 billion and $133.5 billion as of September 30, 2015 and December 31, 2014, respectively.
The Capital Markets group’s mortgage portfolio decreased as of September 30, 2015 compared with December 31, 2014, as we reduce the size of our retained mortgage portfolio to comply with the requirement of our senior preferred stock purchase agreement with Treasury and FHFA’s request to further cap our portfolio.
As described in “Executive Summary—Helping to Build a Sustainable Housing Finance System,” we completed our first nonperforming loan sale in June 2015. From June 2015 to September 2015, we completed two nonperforming loan sales with an aggregate unpaid principal balance of $1.2 billion, which reduced our less liquid assets as of September 30, 2015.

The loans we purchased in the first nine months of 2015 included $9.7 billion in delinquent loans we purchased from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements. Table 17 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio.
Table 17: Capital Markets Group’s Mortgage Portfolio

	As of
	September 30, 2015		December 31, 2014
	Unpaid Principal Balance	Percent of Total	Unpaid Principal Balance	Percent of Total
	(Dollars in millions)
TDRs on accrual status	$139,424	38%	$140,828	34%
Nonaccrual loans	48,736	13	58,597	14
All other mortgage-related assets	182,290	49	213,888	52
Total Capital Markets group’s mortgage portfolio	$370,450	100%	$413,313	100%

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 18: Summary of Condensed Consolidated Balance Sheets

	As of
	September 30, 2015	December 31, 2014	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$46,515	$52,973	$(6,458)
Restricted cash	30,281	32,542	(2,261)
Investments in securities(1)	60,016	62,158	(2,142)
Mortgage loans:
Of Fannie Mae	244,978	272,666	(27,688)
Of consolidated trusts	2,804,613	2,782,369	22,244
Allowance for loan losses	(29,135)	(35,541)	6,406
Mortgage loans, net of allowance for loan losses	3,020,456	3,019,494	962
Deferred tax assets, net	39,012	42,206	(3,194)
Other assets	34,502	38,803	(4,301)
Total assets	$3,230,782	$3,248,176	$(17,394)
Liabilities and equity
Debt:
Of Fannie Mae	$417,458	$460,443	$(42,985)
Of consolidated trusts	2,788,787	2,761,712	27,075
Other liabilities	20,534	22,301	(1,767)
Total liabilities	3,226,779	3,244,456	(17,677)
Total equity	4,003	3,720	283
Total liabilities and equity	$3,230,782	$3,248,176	$(17,394)

__________

(1)
Includes $27.0 billion as of September 30, 2015 and $19.5 billion as of December 31, 2014 of U.S. Treasury securities that are included in our other investments portfolio, which we present in “Table 22: Cash and Other Investments Portfolio.”

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
Table 19: Summary of Mortgage-Related Securities at Fair Value

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$9,379	$10,579
Freddie Mac	6,073	6,897
Ginnie Mae	766	642
Alt-A private-label securities	3,800	6,598
Subprime private-label securities	4,373	6,547
CMBS	3,707	3,912
Mortgage revenue bonds	3,512	4,745
Other mortgage-related securities	1,445	2,772
Total	$33,055	$42,692

The decrease in mortgage-related securities at fair value from December 31, 2014 to September 30, 2015 was primarily driven by sales of PLS and mortgage revenue bonds in the first nine months of 2015.
Mortgage Loans
The decrease in mortgage loans from December 31, 2014 to September 30, 2015 was primarily due to liquidations outpacing acquisition volumes. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
The decrease in our allowance for loan losses from December 31, 2014 to September 30, 2015 was primarily driven by our approach to adopting the charge-off provisions of the Advisory Bulletin on January 1, 2015, liquidations of mortgage loans and improvement in home prices, which was partially offset by an increase in mortgage interest rates. See “Note 1, Summary of Significant Accounting Policies” for additional information.
Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. The decrease in debt of Fannie Mae from December 31, 2014 to September 30, 2015 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts from December 31, 2014 to September 30, 2015 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Total Equity
Total equity increased as of September 30, 2015 compared with December 31, 2014 due to our comprehensive income recognized during the first nine months of 2015, partially offset by our payments of senior preferred stock dividends to Treasury during the first nine months of 2015.

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
Table 20: Activity in Debt of Fannie Mae

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$60,880	$66,584	$156,658	$161,296
Weighted-average interest rate	0.19%	0.10%	0.14%	0.08%
Long-term:(1)
Amount	$14,486	$18,821	$47,727	$31,981
Weighted-average interest rate	1.24%	2.00%	1.50%	1.90%
Total issued:
Amount	$75,366	$85,405	$204,385	$193,277
Weighted-average interest rate	0.39%	0.52%	0.46%	0.38%
Paid off during the period:(2)
Short-term:
Amount	$46,660	$60,098	$166,148	$136,196
Weighted-average interest rate	0.11%	0.09%	0.09%	0.09%
Long-term:
Amount	$36,293	$27,793	$81,723	$112,192
Weighted-average interest rate	1.25%	1.85%	1.29%	1.80%
Total paid off:
Amount	$82,953	$87,891	$247,871	$248,388
Weighted-average interest rate	0.61%	0.65%	0.48%	0.86%
__________

(1)
Includes credit risk-sharing securities issued under our CAS series. For additional information on our credit risk-sharing transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Risk-Sharing Transactions.”

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
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $563.6 billion in 2015. As of September 30, 2015, our aggregate indebtedness totaled $420.9 billion, which was $142.7 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 21 displays information on our outstanding short-term and long-term debt based on its original contractual terms.
Table 21: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	September 30, 2015			December 31, 2014
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$118	—%	—	$50	—%

Short-term debt of Fannie Mae	—	$95,427	0.21%	—	$105,012	0.11%
Debt of consolidated trusts	—	1,391	0.15	—	1,560	0.09
Total short-term debt		$96,818	0.20%		$106,572	0.11%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2015 - 2030	$159,550	2.51%	2015 - 2030	$173,010	2.41%
Medium-term notes(3)	2015 - 2025	100,682	1.49	2015 - 2024	114,556	1.42
Foreign exchange bonds	2021 - 2028	570	5.39	2021 - 2028	619	5.44
Other	2015 - 2038	27,797	4.83	2015 - 2038	32,322	4.63
Total senior fixed		288,599	2.39		320,507	2.29
Senior floating:
Medium-term notes(3)	2015 - 2019	19,164	0.22	2015 - 2019	24,469	0.15
Connecticut Avenue Securities(4)	2023 - 2025	9,607	3.39	2023 - 2024	6,041	2.97
Other(5)	2020 - 2037	369	8.25	2020 - 2037	363	8.71
Total senior floating		29,140	1.36		30,873	0.81
Subordinated debentures	2019	4,129	9.93	2019	3,849	9.93
Secured borrowings(6)	2021 - 2022	163	1.35	2021 - 2022	202	1.90
Total long-term debt of Fannie Mae		322,031	2.39		355,431	2.24
Debt of consolidated trusts(5)	2015 - 2054	2,787,396	2.91	2015 - 2054	2,760,152	3.02
Total long-term debt		$3,109,427	2.85%		$3,115,583	2.93%
Outstanding callable debt of Fannie Mae(7)		$97,544	1.85%		$114,990	1.79%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $3.5 billion and $4.1 billion as of September 30, 2015 and December 31, 2014, respectively. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $421.0 billion and $464.6 billion as of September 30, 2015 and December 31, 2014, respectively.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans in our single-family guaranty book of business to the investors in these securities. Connecticut Avenue Securities are reported at fair value. For additional information on our credit risk-sharing transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Risk-Sharing Transactions.”

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
Maturity Profile of Outstanding Debt of Fannie Mae
Our outstanding short-term debt, as a percentage of our total outstanding debt, was 23% as of September 30, 2015 and December 31, 2014. The weighted-average interest rate on our long-term debt increased to 2.39% as of September 30, 2015 from 2.24% as of December 31, 2014.
Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 37% as of September 30, 2015 and December 31, 2014. The weighted-average maturity of our outstanding debt that is maturing within one year was 126 days as of September 30, 2015, compared with 131 days as of December 31, 2014. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 58 months as of September 30, 2015, compared with approximately 61 months as of December 31, 2014. We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
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
Table 22: Cash and Other Investments Portfolio

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Cash and cash equivalents	$19,915	$22,023
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,600	30,950
U.S. Treasury securities	26,961	19,466
Total cash and other investments	$73,476	$72,439
Credit Ratings
As of September 30, 2015, our credit ratings have not changed since we filed our 2014 Form 10-K. For additional information on our credit ratings, see “MD&A—Liquidity and Capital Management—Fannie Mae Credit Ratings” in our 2014 Form 10-K.
Cash Flows
Nine Months Ended September 30, 2015. Cash and cash equivalents decreased by $2.1 billion from $22.0 billion as of December 31, 2014 to $19.9 billion as of September 30, 2015. The decrease was primarily driven by cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the acquisition of delinquent loans out of MBS trusts and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Partially offsetting these cash outflows were cash inflows from (1) proceeds from repayment of loans of Fannie Mae, (2) the sale of Fannie Mae MBS to third parties, (3) the sale of our acquired property and (4) proceeds from the sale and liquidation of mortgage-related securities.
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

Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie Mae MBS to third parties, (2) proceeds from repayments of loans of Fannie Mae, (3) the sale of our acquired property, (4) proceeds from the sale and liquidation of mortgage-related securities and (5) proceeds from resolution and settlement agreements related to PLS matters.
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of our core capital over statutory minimum capital was $140.6 billion as of September 30, 2015 and $142.2 billion as of December 31, 2014.
Under the terms of the senior preferred stock, we are required to pay Treasury each quarter a dividend, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve amount. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital. We expect to pay Treasury a dividend of $2.2 billion by December 31, 2015.
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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2015. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of September 30, 2015 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. If we draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. For additional information, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant—Senior Preferred Stock Purchase Agreement” in our 2014 Form 10-K.
Our third quarter 2015 dividend of $4.4 billion was declared by FHFA and subsequently paid by us on September 30, 2015. For each dividend period from January 1, 2013 through and including December 31, 2017, when, as and if declared, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount is $1.8 billion for dividend periods in 2015 and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the fourth quarter of 2015 of $2.2 billion by December 31, 2015. The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.
See “Risk Factors” in our 2014 Form 10-K for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2014 Form 10-K for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $28.3 billion as of September 30, 2015 and $31.7 billion as of December 31, 2014.
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
Mortgage Credit Book of Business
Table 23 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of September 30, 2015 and December 31, 2014.

Table 23: Composition of Mortgage Credit Book of Business

	As of
	September 30, 2015			December 31, 2014
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,820,782	$196,805	$3,017,587	$2,837,211	$187,300	$3,024,511
Unconsolidated Fannie Mae MBS, held by third parties(2)	10,266	1,239	11,505	11,660	1,267	12,927
Other credit guarantees(3)	2,764	14,019	16,783	4,033	14,748	18,781
Guaranty book of business	$2,833,812	$212,063	$3,045,875	$2,852,904	$203,315	$3,056,219
Agency mortgage-related securities(4)	6,307	8	6,315	6,932	8	6,940
Other mortgage-related securities(5)	11,799	6,788	18,587	19,973	7,970	27,943
Mortgage credit book of business	$2,851,918	$218,859	$3,070,777	$2,879,809	$211,293	$3,091,102
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,780,904	$210,601	$2,991,505	$2,795,666	$201,763	$2,997,429
Government Guaranty Book of Business(7)	$52,908	$1,462	$54,370	$57,238	$1,552	$58,790
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
The 2008 Reform Act requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases to fund the U.S. Department of Housing and Urban Development’s Housing Trust Fund and Treasury’s Capital Magnet Fund. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. New business purchases were $399.7 billion in the first nine months of 2015. We recognized an expense of $168 million related to this obligation in the first nine months of 2015 and we expect to pay these funds, plus additional amounts to be accrued based on our new business purchases in the last three months of 2015, in February 2016. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Affordable Housing Allocations” in our 2014 Form 10-K for more information regarding this obligation.
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of September 30, 2015 and December 31, 2014. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These approaches may increase our expenses and may not be effective in reducing our credit-related expense or credit losses. We provide information on our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related Income (Expense).” For information on how we evaluate and factors that affect our single-family mortgage credit risk, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in our 2014 Form 10-K.
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
We are undertaking various initiatives to better serve our customers’ needs and improve our business efficiency. As part of these initiatives, we have implemented or will be implementing a number of changes in 2015 that are designed to help our customers originate mortgages with increased certainty, efficiency and lower cost, including the following:

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

•
in October 2015, we enhanced our Early Check loan verification tool with additional loan-level data integrity capabilities, to give lenders confidence that the loans they deliver to us meet our requirements; and

•
in the fourth quarter of 2015, we expect to make available a new loan delivery platform for lenders that is designed to help lenders deliver loans more efficiently and with greater transparency and certainty.

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
Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period

	As of September 30, 2015
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%(3)	Serious Delinquency Rate(4)
2009-2015 acquisitions, excluding HARP and other Refi Plus loans	65%	58%	* %	0.22%
HARP loans(5)	10	81	14	1.10
Other Refi Plus loans(6)	8	48	*	0.39
2005-2008 acquisitions	11	77	17	7.43
2004 and prior acquisitions	6	45	1	3.10
Total single-family book of business	100%	61%	3%	1.59%
__________
* Represents less than 0.5%

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of September 30, 2015.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of September 30, 2015.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the September 30, 2015 serious delinquency rates of loans acquired in 2005 through 2008.

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
We derive an eligibility defect rate from our random reviews, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use the eligibility defect rate to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process. As of September 30, 2015, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions made during the twelve months ended October 31, 2014 was 1.18%. Because of enhancements to the sampling methodology of our random reviews that we implemented in 2013, the eligibility defect rate for our 2013 and 2014 loan acquisitions is not directly comparable to the “significant findings rate” we reported on our acquisitions in prior periods. We continue to work with lenders to reduce the number of defects.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief under our new representation and warranty framework described below. We refer to our demands that mortgage sellers and servicers meet these obligations collectively as repurchase requests. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers and Servicers” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2014 Form 10-K for a discussion of our mortgage sellers and servicers’ repurchase obligations. As of September 30, 2015, we have issued repurchase requests on approximately 0.46% of the $379.1 billion of unpaid principal balance of single-family loans delivered to us in 2014, for which reviews have been substantially completed.
The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which is substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. Amounts relating to repurchase requests originating from missing documentation or loan files where a full file review could not be completed are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed. Total outstanding repurchase requests as of September 30, 2015 were $812 million, compared with $1.0 billion as of December 31, 2014.
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
In October 2015, we announced alternatives to repurchase that may be offered to lenders in the event of underwriting defects, and we provided specific guidance on what types of loan defects could lead to a repurchase request or an alternative remedy. We continue to work with FHFA to identify opportunities to enhance our representation and warranty framework, providing the mortgage finance industry with more certainty and transparency regarding selling representation and warranty obligations.
As of September 30, 2015, approximately 36% of the outstanding loans in our single-family conventional guaranty book of business were acquired under the new representation and warranty framework. Table 25 below displays information regarding the relief status of single-family conventional loans, based on payment history, delivered to us beginning in 2013 under the new representation and warranty framework.

Table 25: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2015

	As of September 30, 2015
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$161,345	1,099,270	$—	—	$161,345	1,099,270
Remain eligible for relief	36,286	241,127	1,013,033	4,875,041	1,049,319	5,116,168
Are not eligible for relief	3,404	21,949	5,711	30,569	9,115	52,518
Total outstanding loans acquired under the new representation and warranty framework	$201,035	1,362,346	$1,018,744	4,905,610	$1,219,779	6,267,956
As of September 30, 2015, approximately 18% of loans acquired under the new representation and warranty framework had obtained relief. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans acquired beginning in 2013 that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus of our quality control reviews to shortly after the time the loans are delivered to us. We also retain the right to review any defaulted loans that were not previously reviewed and have not obtained relief, in addition to retaining the right to review all loans for any violations of life of loan representations and warranties.
Risk-Sharing Transactions
FHFA’s 2015 conservatorship scorecard includes an objective that we engage in credit risk transfers on reference pools of single-family mortgages with an unpaid principal balance of at least $150 billion, with this unpaid principal balance requirement to be reviewed periodically and adjusted as necessary to reflect market conditions. In meeting this target, we must utilize at least two types of risk transfer structures. Our primary method of achieving this objective has been through the issuance of CAS, which transfers a portion of the credit risk associated with losses on the reference pool of mortgage loans to investors in these securities. We also engage in CIRT transactions, which we discuss in “Institutional Counterparty Credit Risk Management—Credit Guarantors—Reinsurers.”
Through October 2015, we transferred a significant portion of the mortgage credit risk on over 90% of the single-family loans we acquired during the twelve months ended September 30, 2014 that were eligible to be included in our credit risk transfer transactions. Generally, only fixed-rate 30-year single-family loans that meet certain credit performance characteristics, are non-Refi Plus and have LTV ratios between 60% and 97% have been eligible for our risk-sharing transactions. Based on their characteristics at the time we acquired them, approximately 50% of the single-family loans we acquired during the twelve months ended September 30, 2014 have been eligible for our credit risk transfer transactions.
During the first nine months of 2015, we issued $4.5 billion in CAS, transferring a portion of the credit risk on single-family mortgages with an unpaid principal balance of $143.5 billion. In a CAS transaction, we create a reference pool consisting of recently acquired single-family mortgage loans included in our guaranty book of business. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (that is, first loss, mezzanine and senior). We issue CAS notes (to date, relating only to the mezzanine loss position) to investors, and we recognize the CAS notes as “Debt of Fannie Mae” in our condensed consolidated balance sheets.
We are obligated to make payments of principal and interest on the CAS notes we issue, and we recognize the interest paid as “Long-term debt interest expense” in our condensed consolidated statements of operations and comprehensive income. The principal balance of CAS notes is reduced as a result of principal liquidations of loans in the reference pool. The principal balance is also reduced when specified credit events occur on the loans in the reference pool. These reductions in the principal balance reduce the total amount of payments we are obligated to make to investors on the CAS notes. Principal reductions resulting from credit events will first occur on the first loss tranches, which are currently retained by us, until the first loss tranches are reduced to zero before the outstanding principal balance of CAS notes begin to be reduced. We have recognized minimal credit losses on the loans in reference pools underlying CAS issuances to date primarily because the loans were acquired in recent years, after we implemented improvements in our credit underwriting practices, and because recent macroeconomic factors such as unemployment rates and home prices have been favorable.

In our initial CAS transactions, the reduction in the principal balances of CAS notes as a result of credit events was based on a predefined formula. In October 2015, we completed our first CAS transaction that calculates credit event losses based on the actual loss experience associated with the reference pool of mortgage loans, generally following the final disposition of the underlying properties. In this transaction, we issued an additional $1.4 billion in CAS, transferring a portion of the credit risk on single-family mortgages with an unpaid principal balance of approximately $45.0 billion.
We have enhanced our CAS disclosure data for investors and made historical data available to support the transition to the new actual loss framework. We are also providing enhanced monthly disclosures to help investors monitor the ongoing performance of their investments in the CAS notes.
Table 26 displays the credit risk transferred to third parties and retained by Fannie Mae pursuant to our CAS transactions from 2013 through September 30, 2015.
Table 26: Credit Risk Transferred Pursuant to CAS Issuances

	At Issuance					As of September 30, 2015
	Retained by Fannie Mae			Transferred to Third Parties
	First Loss Position	Mezzanine Loss Position	Senior Loss Position	Mezzanine Loss Position	Total Reference Pool	Total Outstanding Reference Pool(1)
	(Dollars in millions)
First nine months of 2015 CAS issuances:
CAS 2015 C01	$257	$78	$48,389	$1,469	$50,193	$41,556
CAS 2015 C02	248	76	43,236	1,449	45,009	41,149
CAS 2015 C03	273	82	46,414	1,557	48,326	46,882
Total first nine months of 2015 CAS issuances	$778	$236	$138,039	$4,475	$143,528	$129,587
Prior CAS issuances:
2014 issuances	$845	$355	$215,175	$5,849	$222,224	$195,153
2013 issuances	80	47	25,954	675	26,756	22,287
Total prior CAS issuances	$925	$402	$241,129	$6,524	$248,980	$217,440
Total CAS issuances	$1,703	$638	$379,168	$10,999	$392,508	$347,027
Total outstanding reference pool as a percentage of single-family conventional guaranty book of business						12.48%
__________

(1)	Includes $9.8 billion outstanding for the mezzanine loss tranche transferred to third parties as of September 30, 2015.
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
Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Original LTV ratio:(5)
<= 60%	17%	15%	18%	16%	21%	21%
60.01% to 70%	13	12	14	12	14	14
70.01% to 80%	40	41	40	40	38	38
80.01% to 90%(6)	13	14	12	13	11	11
90.01% to 100%(6)	16	17	15	16	12	11
100.01% to 125%(6)	1	1	1	2	3	3
Greater than 125%(6)	*	*	*	1	1	2
Total	100%	100%	100%	100%	100%	100%
Weighted-average	76%	77%	75%	77%	75%	75%
Average loan amount	$217,604	$207,654	$220,840	$200,600	$160,585	$159,997
Estimated mark-to-market LTV ratio:(7)
<= 60%					47%	42%
60.01% to 70%					19	19
70.01% to 80%					17	18
80.01% to 90%					9	10
90.01% to 100%					5	6
100.01% to 125%					2	4
Greater than 125%					1	1
Total					100%	100%
Weighted-average					61%	64%
Product type:
Fixed-rate:(8)
Long-term	81%	79%	81%	77%	75%	74%
Intermediate-term	16	16	17	18	17	17
Interest-only	—	—	—	—	1	1
Total fixed-rate	97	95	98	95	93	92
Adjustable-rate:
Interest-only	—	*	—	*	2	2
Other ARMs	3	5	2	5	5	6
Total adjustable-rate	3	5	2	5	7	8
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%	97%	97%
2-4 units	3	3	3	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	90%	90%	90%	91%	91%
Condo/Co-op	10	10	10	10	9	9
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Occupancy type:
Primary residence	88%	88%	88%	87%	88%	88%
Second/vacation home	4	4	4	4	4	4
Investor	8	8	8	9	8	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620(9)	1%	1%	1%	1%	2%	3%
620 to < 660	5	6	4	5	6	5
660 to < 700	12	13	12	14	12	12
700 to < 740	21	21	20	21	19	19
>= 740	61	59	63	59	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted-average	747	744	749	743	744	744
Loan purpose:
Purchase	54%	57%	44%	53%	32%	31%
Cash-out refinance	18	15	18	15	20	20
Other refinance	28	28	38	32	48	49
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	15%	15%	14%	15%	15%	15%
Northeast	15	15	14	15	19	19
Southeast	21	21	20	21	22	22
Southwest	20	20	20	20	16	16
West	29	29	32	29	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
<= 2006					11%	13%
2007					4	4
2008					2	2
2009					5	6
2010					7	9
2011					9	10
2012					21	24
2013					19	21
2014					11	11
2015					11	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of September 30, 2015 and December 31, 2014. See

“Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—Jumbo Conforming and High-Balance Loans” in our 2014 Form 10-K for information on our loan limits.

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

Credit Profile Summary
Overview
Our acquisitions in the first nine months of 2015 continued to have a strong credit profile with a weighted average original LTV of 75% compared with 77% in the first nine months of 2014. Our acquisition of loans with original LTV ratios over 80% decreased to 28% in the first nine months of 2015, compared with 32% in the first nine months of 2014. This decrease was primarily due to an increase in our acquisitions of refinance loans, which increased to 56% in the first nine months of 2015, compared with 47% in the first nine months of 2014, and a decline in our acquisitions of home purchase loans and HARP loans. Home purchase loans and HARP loans typically have higher LTV ratios than non-HARP refinance loans. The weighted average FICO credit score of our acquisitions increased to 749 in the first nine months of 2015, compared with 743 in the first nine months of 2014. Our acquisitions of loans with FICO credit scores at origination of 740 or above increased to 63% in the first nine months of 2015, compared with 59% in the first nine months of 2014. Our acquisition of loans with FICO credit scores at origination of less than 700 decreased to 17% in the first nine months of 2015, compared with 20% in the first nine months of 2014.
The credit profile of our future acquisitions will depend on many factors, including: our future guaranty fee pricing and any impact of that pricing on the volume and mix of loans we acquire; our future eligibility standards and those of mortgage insurers, FHA and VA; the percentage of loan originations representing refinancings; changes in interest rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; government policy; market and competitive conditions; and the volume and characteristics of HARP loans we acquire in the future. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions. We discuss our efforts to increase access to mortgage credit for creditworthy borrowers in “Executive Summary—Single-Family Guaranty Book of Business—Providing Access to Credit Opportunities for Creditworthy Borrowers.”
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
The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Since 2012, we have acquired HARP loans with LTV ratios greater than 125% for fixed-rate loans of eligible borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of September 30, 2015, HARP loans, which constituted 10% of our single-family book of business, had a weighted average FICO credit score at origination of 729 compared with 744 for loans in our single-family book of business overall.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the newly acquired loans essentially replaces the credit risk on the loans that we already held prior to the refinancing. These loans have higher risk profiles and higher serious delinquency rates than the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate). HARP loans constituted approximately 2% of our total single-family acquisitions in the first nine months of 2015, compared with approximately 7% of total single-family acquisitions in the first nine months of 2014. We expect the volume of refinancings under HARP to continue to decline, due to a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of September 30, 2015 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period.”
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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $105.9 billion as of September 30, 2015, represented approximately 4% of our single-family conventional guaranty book of business. Because we discontinued the purchase of newly originated Alt-A loans in 2009, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time.
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
Table 28: Delinquency Status and Activity of Single-Family Conventional Loans

	As of
	September 30, 2015	December 31, 2014	September 30, 2014
Delinquency status:
30 to 59 days delinquent	1.48%	1.47%	1.48%
60 to 89 days delinquent	0.40	0.43	0.44
Seriously delinquent (“SDQ”)	1.59	1.89	1.96
Percentage of SDQ loans that have been delinquent for more than 180 days	69%	70%	71%
Percentage of SDQ loans that have been delinquent for more than two years	32	34	36

	For the Nine Months Ended September 30,
	2015	2014
Single-family SDQ loans (number of loans):
Beginning balance	329,590	418,837
Additions	197,263	229,476
Removals:
Modifications and other loan workouts	(73,044)	(93,733)
Liquidations and sales	(88,673)	(118,151)
Cured or less than 90 days delinquent	(89,588)	(95,532)
Total removals	(251,305)	(307,416)
Ending balance	275,548	340,897
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010 and is expected to continue to decrease. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009. Loans we acquired since 2009 comprised 83% of our single-family guaranty book of business and had a serious delinquency rate of 0.35% as of September 30, 2015.
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
Certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Our 2005 to 2008 loan vintages represented approximately 48% of the loans added to our seriously delinquent loan population during the first nine months of 2015. In addition, loans in certain states such as Florida, Illinois, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
Table 29 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Table 29: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis

	As of
	September 30, 2015			December 31, 2014			September 30, 2014
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	20%	5%	0.60%	20%	5%	0.70%	20%	5%	0.73%
Florida	6	13	3.11	6	15	4.42	6	16	4.87
Illinois	4	5	1.95	4	6	2.36	4	6	2.46
New Jersey	4	10	5.01	4	10	5.78	4	10	5.83
New York	5	11	3.67	5	10	4.17	5	10	4.20
All other states	61	56	1.33	61	54	1.52	61	53	1.56
Product type:
Alt-A	4	18	6.75	4	18	7.77	4	19	8.03
Vintages:
2004 and prior	6	27	3.08	7	28	3.26	8	28	3.26
2005	2	12	5.66	3	12	6.18	3	12	6.30
2006	3	16	8.58	3	16	9.61	3	17	9.81
2007	4	22	9.80	4	23	10.79	4	23	10.91
2008	2	8	5.86	2	8	6.27	3	8	6.22
2009	5	3	1.00	6	3	1.00	6	3	0.98
2010	7	3	0.59	9	3	0.59	9	3	0.56
2011	9	2	0.42	10	2	0.42	10	2	0.39
2012	21	3	0.29	24	3	0.27	24	2	0.24
2013	19	3	0.31	21	2	0.22	22	2	0.16
2014	11	1	0.17	11	*	0.04	8	*	0.02
2015	11	*	0.01	—	—	—	—	—	—
Estimated mark-to-market LTV ratio:
<= 60%	47	28	0.80	42	23	0.88	43	23	0.90
60.01% to 70%	19	14	1.30	19	12	1.36	20	12	1.39
70.01% to 80%	17	15	1.70	18	14	1.75	17	15	1.88
80.01% to 90%	9	14	2.84	10	14	3.04	10	14	3.27
90.01% to 100%	5	10	4.67	6	12	4.59	5	12	5.31
Greater than 100%	3	19	10.71	5	25	10.98	5	24	11.19
Credit enhancement:(2)
Credit enhanced	18	27	2.76	16	27	3.47	16	26	3.66
Non-credit enhanced	82	73	1.38	84	73	1.62	84	74	1.68
__________

*	Represents less than 0.5%

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
Refers to loans included in an agreement used to reduce credit risk by requiring collateral, letters of credit, mortgage insurance, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss.

See “Table 11: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” for information on concentrations of our single-family credit losses in recent periods based on geography, credit characteristics and loan vintages.
Loan Workout Metrics
Table 30 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of September 30, 2015, there were approximately 29,500 loans in a trial modification period.
Table 30: Statistics on Single-Family Loan Workouts

	For the Nine Months Ended September 30,
	2015		2014
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention solutions:
Modifications	$12,560	75,113	$16,425	96,915
Repayment plans and forbearances completed(1)	667	4,795	752	5,607
Total home retention solutions	13,227	79,908	17,177	102,522
Foreclosure alternatives:
Short sales	2,396	11,593	3,866	18,691
Deeds-in-lieu of foreclosure	895	5,723	1,414	8,944
Total foreclosure alternatives	3,291	17,316	5,280	27,635
Total loan workouts	$16,518	97,224	$22,457	130,157
Loan workouts as a percentage of single-family guaranty book of business	0.78%	0.75%	1.05%	0.99%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of home retention solutions completed in the first nine months of 2015 decreased compared with the first nine months of 2014, primarily due to a decline in the number of delinquent loans in the first nine months of 2015, compared with the first nine months of 2014.
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
Our loan modifications can include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these rate reset modifications are performing loans that were modified under HAMP and have fixed interest rates for an initial five-year period followed by annual interest rate increases, of up to one percent per year, until the mortgage rate reaches the prevailing market rate at the time of modification. The outstanding unpaid principal balance of rate reset modifications in our guaranty book of business was $81.6 billion as of September 30, 2015. During the first nine months of 2015, approximately 41% of these modified loans experienced an interest rate reset to a weighted average interest rate of 3.22%. In anticipation of potential financial hardship related to interest rate increases, we have directed servicers to evaluate rate reset modifications for a re-modification if the loan is at imminent risk of default and the borrower requests a loan modification or if the loan becomes 60 days delinquent within the first 12 months after an interest rate adjustment. Additionally, for borrowers with HAMP modifications we extended “pay for performance” incentives, in the form of principal curtailment, to encourage borrowers to stay current on their mortgages after the initial interest rate reset and to reduce their monthly payments in cases where the borrower chooses to re-amortize their unpaid principal balance following receipt of the incentive. In May 2015, FHFA announced the extension of the ending date for HAMP to December 31, 2016. See “MD&A—Risk Management—Credit Profile Summary—Mortgage Rate Resets” in our 2014 Form 10-K for information on the timing of these initial interest rate resets.

REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 31 displays our foreclosure activity, by region. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 31: Single-Family Foreclosed Properties

	For the Nine Months
	Ended September 30,
	2015	2014
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	87,063	103,229
Acquisitions by geographic area:(2)
Midwest	13,302	20,669
Northeast	11,854	11,438
Southeast	23,990	37,956
Southwest	6,478	10,880
West	6,262	10,429
Total properties acquired through foreclosure(1)	61,886	91,372
Dispositions of REO	(87,991)	(102,215)
End of period inventory of single-family foreclosed properties (REO)(1)	60,958	92,386
Carrying value of single-family foreclosed properties (dollars in millions)	$7,245	$10,209
Single-family foreclosure rate(3)	0.48%	0.70%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 10 to “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans has resulted in a reduction in the number of REO acquisitions in the first nine months of 2015 as compared with the first nine months of 2014.
We continue to manage our REO inventory to appropriately manage costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. Before we market our foreclosed properties, we may choose to repair them in order to maximize the sales price and increase the likelihood that an owner occupant will purchase. In some cases, we engage in third party sales at foreclosure, which allow us to avoid maintenance and other REO expenses we would have incurred had we acquired the property.
Table 32 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market.

Table 32: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	September 30, 2015	December 31, 2014
Available-for-sale	23%	28%
Offer accepted(1)	18	17
Appraisal stage(2)	19	13
Unable to market:
Occupied status(3)	15	14
Redemption status(4)	8	7
Properties being repaired	8	13
Other	9	8
Total unable to market	40	42
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

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
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Loans delivered to us by DUS lenders and their affiliates represented 96% of our multifamily guaranty book of business as of September 30, 2015, compared with 94% as of December 31, 2014.
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
Table 33: Multifamily Lender Risk-Sharing

	As of
	September 30, 2015	December 31, 2014
Lender risk-sharing:
DUS	89%	85%
Non-DUS negotiated	2	3
No recourse to the lender	9	12
Our maximum potential loss recovery from lenders under current risk-sharing agreements represents over 20% of the unpaid principal balance of our multifamily guaranty book of business as of September 30, 2015. These risk-sharing agreements not only transfer credit risk, but also better align our interest with that of the lender.
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
Table 34 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.
Table 34: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	September 30, 2015	December 31, 2014	September 30, 2014
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	3	3	3
Original DSCR less than or equal to 1.10	10	8	8
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan at the loan, property, and portfolio levels. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of September 30, 2015 and 3% as of December 31, 2014. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.05% as of September 30, 2015 and December 31, 2014. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.

REO Management
Table 35: Multifamily Foreclosed Properties

	For the Nine
	Months Ended
	September 30,
	2015	2014
Multifamily foreclosed properties held for sale (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	62	118
Total properties acquired through foreclosure	23	38
Transfers from held for sale, net(1)	(4)	(1)
Dispositions of REO	(36)	(63)
End of period inventory of multifamily foreclosed properties (REO)	45	92
Carrying value of multifamily foreclosed properties (dollars in millions)	$315	$430
________

(1)	Represents the transfer of properties between held for use and held for sale. Held for use properties are reported in our condensed consolidated balance sheets as a component of “Other assets.”
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 44% of our single-family guaranty book of business as of September 30, 2015, compared with approximately 46% as of December 31, 2014. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 18% of our single-family guaranty book of business as of September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 69% of our multifamily guaranty book of business as of September 30, 2015, compared with approximately 67% as of December 31, 2014. Wells Fargo Bank, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business as of September 30, 2015 and December 31, 2014.
In recent years, we have seen a shift in some of our single-family servicing book from depository financial institution servicers to non-depository servicers. As of September 30, 2015, 18% of our total single-family guaranty book of business, including 57% of our delinquent single-family loans, were serviced by our five largest non-depository servicers, compared with 18% of our total single-family guaranty book of business, including 49% of our delinquent single-family loans, as of December 31, 2014. Certain of these servicers’ growth in recent years is due to acquisitions from both depository and other non-depository servicers. The shift from depository to non-depository servicers poses additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity than depository servicers and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, the rapid expansion of these servicers’ servicing portfolios results in increased operational risk, which could negatively impact their ability to effectively manage their servicing portfolios. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risk of our reliance on servicers.
Some of our loans are serviced by subsidiaries and/or affiliates of Ocwen Financial Corporation (“Ocwen”). Ocwen has been the subject of regulatory scrutiny and actions, as well as rating agency downgrades. We continue to work with Ocwen on the orderly transfer of a substantial portion of the servicing of our loans. As of September 30, 2015, approximately 1% of our total single-family guaranty book of business was serviced by Ocwen, compared with 3% as of December 31, 2014.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 29% of our single-family business acquisition volume in the first nine months of 2015, compared with approximately 33% in the first nine months of 2014. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 13% of our single-family business acquisition volume in the first nine months of 2015 and 2014. A number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders in recent years, resulting in a decline in our single-family mortgage seller concentration. As a result, we are acquiring a greater portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting eligibility breach. See “Risk Factors” in our 2014 Form 10-K for a discussion of the risks to our business due to changes in the mortgage industry.
In May 2015, we and Freddie Mac issued new operational and financial eligibility requirements for single-family mortgage seller-servicers pursuant to FHFA’s 2015 conservatorship scorecard objective relating to enhancing servicer eligibility standards. The operational requirements became effective September 1, 2015 and the financial requirements become effective December 31, 2015. The updated eligibility requirements for servicers are designed to better address the unique risks associated with emerging servicer business models. Key changes to the eligibility requirements include updating the minimum net worth requirement for servicers so that it is based on all of the single-family mortgage loans serviced by the servicer, rather than only the loans it services for Fannie Mae, and a new minimum liquidity requirement for non-depository servicers.
Repurchase Requests
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller or servicer, or a number of mortgage sellers or servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have an adverse effect on our results of operations or financial condition. See “Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” for additional information regarding repurchase requests and the balance of our outstanding repurchase requests as of September 30, 2015.
Credit Guarantors
We use various types of credit guarantors to manage our mortgage credit risk, including mortgage insurers, financial guarantors, reinsurers and lenders with risk sharing.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 36 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of September 30, 2015 and December 31, 2014. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments that the counterparties are currently deferring based on the direction of their state regulators, referred to as their deferred payment obligation. As of September 30, 2015 and December 31, 2014, approximately 1% of our total risk in force mortgage insurance coverage and approximately 2% of our total insurance in force mortgage insurance coverage was pool insurance.

Table 36: Mortgage Insurance Coverage

	Risk in Force(1)		Insurance in Force(2)
	As of		As of		Deferred
	September 30,	December 31,	September 30,	December 31,	Payment
	2015	2014	2015	2014	Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
United Guaranty Residential Insurance Co.	$26,892	$25,018	$103,848	$96,906
Radian Guaranty, Inc.	24,987	24,284	97,733	95,845
Mortgage Guaranty Insurance Corp.	23,444	22,184	90,477	86,069
Genworth Mortgage Insurance Corp.	16,305	15,477	64,308	61,408
Essent Guaranty, Inc.	8,257	6,637	33,728	27,679
Arch Mortgage Insurance Co.	3,541	3,049	14,213	12,267
National Mortgage Insurance Corp.	1,426	468	9,848	6,286
Others	224	185	1,355	1,092
Total approved	105,076	97,302	415,510	387,552
Not approved:(5)
PMI Mortgage Insurance Co.(6)	5,046	5,895	20,178	23,655	30%	(7)
Republic Mortgage Insurance Co.(6)(8)	4,106	4,796	16,418	19,393	—	(8)
Triad Guaranty Insurance Corp.(6)	1,407	1,585	5,074	5,858	25%
Others	15	12	49	57
Total not approved	10,574	12,288	41,719	48,963
Total	$115,650	$109,590	$457,229	$436,515
Total as a percentage of single-family guaranty book of business	4%	4%	16%	15%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in the state of domicile as of November 5, 2015.

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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. The amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $2.3 billion as of September 30, 2015 and $4.1 billion as of December 31, 2014.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.2 billion recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2015 and $1.4 billion as of December 31, 2014 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $280 million as of September 30, 2015 and $269 million as of December 31, 2014 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $795 million as of September 30, 2015 and $799 million as of December 31, 2014. The valuation allowance reduces our claim receivable to the amount considered probable of collection as of September 30, 2015 and December 31, 2014.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $3.5 billion as of September 30, 2015 and $4.6 billion as of December 31, 2014. See “Note 16, Concentrations of Credit Risk” in our 2014 Form 10-K for a further discussion of our exposure to financial guarantors.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $17.4 billion as of September 30, 2015 and $19.2 billion as of December 31, 2014.
Reinsurers
In a credit insurance risk transfer transaction, we shift a portion of the credit risk on a reference pool of single-family mortgage loans to a panel of reinsurers. During the first nine months of 2015, we executed three credit insurance risk transfer transactions, shifting a portion of the credit risk on reference pools of single-family loans with an aggregate unpaid principal balance of approximately $19.8 billion. Fannie Mae retained the risk on the initial $99 million of losses on the loans and the reinsurers assumed the risk for any additional losses up to approximately $496 million in excess of the initial losses retained by Fannie Mae. A portion of the reinsurers’ obligations are collateralized with highly-rated liquid assets held in a trust account. We expect these transactions will count towards FHFA’s 2015 conservatorship scorecard objective relating to credit risk sharing transactions. We expect to enter into additional credit insurance risk transfer transactions in the future.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $45.2 billion as of September 30, 2015, compared with $41.7 billion as of December 31, 2014. As of September 30, 2015 and December 31, 2014, 32% of our maximum potential loss recovery on multifamily loans was from three DUS lenders. As noted above in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which consists of lenders that range from large depositories to independent non-bank financial institutions. As of September 30, 2015, approximately 35% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 36% as of December 31, 2014. Given the risk-sharing nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Our maximum potential loss recovery from lenders under risk sharing agreements on single-family loans was less than 0.5% of our single-family guaranty book of business as of September 30, 2015 and December 31, 2014. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
Custodial Depository Institutions
A total of $35.8 billion in deposits for single-family payments were received and held by 267 institutions during the month of September 2015 and a total of $33.2 billion in deposits for single-family payments were received and held by 269 institutions during the month of December 2014. Of these total deposits, 91% as of September 30, 2015, compared with 93% as of December 31, 2014, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 83% of these deposits as of September 30, 2015 and December 31, 2014.
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of September 2015, approximately $2.2 billion, or 6%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $2.4 billion, or 7%, during the month of December 2014. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of September 30, 2015 and December 31, 2014, we held $2.0 billion in short-term unsecured deposits with two financial institutions that had short-term credit rating of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
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
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure was $32 million as of September 30, 2015 and $27 million as of December 31, 2014. The majority of our total exposure as of each date consisted of mortgage insurance contracts accounted for as derivatives.
As of September 30, 2015 and December 31, 2014, we had sixteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with all of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 8% as of September 30, 2015 and 11% as of December 31, 2014.
See “Note 9, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of September 30, 2015 and December 31, 2014.
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
Table 37 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. Table 37 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended September 30, 2015 and 2014.
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

Table 37: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	September 30, 2015(2)	December 31, 2014(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.3	$0.4
-50 basis points	0.0	0.1
+50 basis points	0.0	(0.1)
+100 basis points	(0.1)	(0.1)
Rate slope shock:
-25 basis points (flattening)	0.1	0.0
+25 basis points (steepening)	(0.1)	(0.0)

	For the Three Months Ended September 30, 2015(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.2)	$0.0	$0.0
Minimum	(0.8)	0.0	—
Maximum	0.7	0.1	0.1
Standard deviation	0.3	0.0	0.0

	For the Three Months Ended September 30, 2014(3)
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.0	$0.0	$0.1
Minimum	(0.4)	0.0	0.0
Maximum	0.3	0.1	0.1
Standard deviation	0.2	0.0	0.0
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
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

Table 38: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of
	September 30, 2015	December 31, 2014
	(Dollars in billions)
Before Derivatives	$(2.1)	$(1.9)
After Derivatives	0.0	(0.1)
Effect of Derivatives	2.1	1.8
__________

(1)	Measured on the last day of each period presented.
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

•	Our expectation that we will continue engaging in economically sensible ways to expand our offerings of credit risk transfer transactions in the future;

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $2.2 billion by December 31, 2015 for the fourth quarter of 2015;

•
Our expectation that we will retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

•	Our expectation that we will begin acquiring loans under HomeReady in the fourth quarter of 2015;

•
Our expectation that our acquisition of single-family loans with 95.01% to 97% LTV ratios as a result of our efforts to provide access to credit will not materially affect our overall credit risk because of our expectations that (1) these loans will constitute a small portion of our acquisitions overall, and (2) our eligibility requirements for these loans will limit their effect on our overall credit risk;

•
Our expectations that the volume of single-family loans we acquire with 95.01% to 97% LTV ratios as a result of our efforts to provide access to credit will increase, but that these loans will continue to constitute only a small portion of our overall acquisitions;

•	Our expectation that our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design;

•	Our belief that Collateral Underwriter’s integration with Desktop Underwriter will enhance our lenders’ risk management and underwriting capabilities;

•	Our expectation that our elimination of fees charged to customers for using Desktop Underwriter and Desktop Originator will allow more lenders to access these systems in their underwriting process;

•	Our expectations regarding the use of trended credit data, and that Desktop Underwriter will be updated to use trended credit data by mid-2016;

•	Our expectations regarding the availability in 2016 of a new capability to help lenders underwrite loans through Desktop Underwriter for borrowers who do not have a traditional credit history;

•	Our plan to introduce Fannie Mae Connect, a new self-service portal for lenders to access the data and analytics they need through a one stop source that will replace multiple legacy systems;

•
Our expectation that we will offer data validation services in 2016 that will enable lenders to validate a borrower’s income through Desktop Underwriter with data provided by Equifax’s The Work Number®;

•	Our expectation that our new loan delivery platform will be available to lenders in the fourth quarter of 2015;

•	Our expectation that the development of the single security will be a multi-year initiative;

•
Our belief that implementation of a single security would likely reduce, and could eliminate, the trading advantage that Fannie Mae MBS have over Freddie Mac mortgage-backed securities and that, if this occurs, it would negatively affect our ability to compete for mortgage assets in the secondary market and could adversely affect our results of operations;

•	The expectation that, with the enhanced requirements FHFA announced in March 2015, nonperforming loan sales will result in favorable outcomes for borrowers and local communities;

•	Our plan to complete additional nonperforming loan sales;

•	The expectation that there will be more than 300,000 new multifamily units completed in 2015;

•
Our belief that the increase in the supply of multifamily units concentrated in a limited number of metropolitan areas in 2015 will result in a temporary slowdown in the growth of net absorption rates, occupancy levels and effective rents in those areas;

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

•
Our forecast that total originations in the U.S. single-family mortgage market in 2015 will increase from 2014 levels by approximately 30%, from an estimated $1.3 trillion in 2014 to $1.7 trillion in 2015;

•	Our forecast that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from an estimated $518 billion in 2014 to $779 billion in 2015;

•	Our expectation that the rate of home price appreciation in 2015 will be similar to the rate in 2014;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•	Our expectation that our credit losses generally will continue to decline in future years, absent further redesignations or accounting policy changes;

•	Our expectation that our loss reserves will decline further;

•
Our expectation that we will pay $168 million that we accrued in the first nine months of 2015, plus additional amounts to be accrued based on our new business purchases in the last three months of 2015, in February 2016 to the U.S. Department of Housing and Urban Development’s Housing Trust Fund and Treasury’s Capital Magnet Fund;

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

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not approach the September 30, 2015 serious delinquency rates of loans acquired in 2005 through 2008;

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

•	Our expectation that our single-family serious delinquency rate will continue to decrease;

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

•
Our belief that the changes to our mortgage securities transaction processing and accounting systems described in this report will allow us to be more efficient and further strengthen our internal control over financial reporting;

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

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$19,915	$22,023
Restricted cash (includes $25,809 and $27,515, respectively, related to consolidated trusts)	30,281	32,542
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,600	30,950
Investments in securities:
Trading, at fair value	38,009	31,504
Available-for-sale, at fair value (includes $351 and $596, respectively, related to consolidated trusts)	22,007	30,654
Total investments in securities	60,016	62,158
Mortgage loans:
Loans held for sale, at lower of cost or fair value	3,716	331
Loans held for investment, at amortized cost:
Of Fannie Mae	241,294	272,360
Of consolidated trusts	2,804,581	2,782,344
Total loans held for investment (includes $14,605 and $15,629, respectively, at fair value)	3,045,875	3,054,704
Allowance for loan losses	(29,135)	(35,541)
Total loans held for investment, net of allowance	3,016,740	3,019,163
Total mortgage loans	3,020,456	3,019,494
Accrued interest receivable, net (includes $7,371 and $7,169, respectively, related to consolidated trusts)	8,137	8,193
Acquired property, net	7,691	10,618
Deferred tax assets, net	39,012	42,206
Other assets	18,674	19,992
Total assets	$3,230,782	$3,248,176
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,156 and $8,282, respectively, related to consolidated trusts)	$10,016	$10,232
Federal funds purchased and securities sold under agreements to repurchase	118	50
Debt:
Of Fannie Mae (includes $9,975 and $6,403, respectively, at fair value)	417,458	460,443
Of consolidated trusts (includes $23,143 and $19,483, respectively, at fair value)	2,788,787	2,761,712
Other liabilities (includes $426 and $503, respectively, related to consolidated trusts)	10,400	12,019
Total liabilities	3,226,779	3,244,456
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,082,750 shares outstanding	687	687
Accumulated deficit	(127,206)	(127,618)
Accumulated other comprehensive income	1,613	1,733
Treasury stock, at cost, 150,679,953 shares	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	3,972	3,680
Noncontrolling interest	31	40
Total equity (See Note 1: Impact of U.S. Government Support for information on our dividend obligation to Treasury)	4,003	3,720
Total liabilities and equity	$3,230,782	$3,248,176

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Interest income:
Trading securities	$99	$151	$330	$421
Available-for-sale securities	261	395	931	1,249
Mortgage loans (includes $24,537 and $25,217, respectively, for the three months ended and $73,426 and $76,704, respectively, for the nine months ended related to consolidated trusts)	26,980	27,779	80,706	84,532
Other	37	29	104	77
Total interest income	27,377	28,354	82,071	86,279
Interest expense:
Short-term debt	37	26	99	67
Long-term debt (includes $19,891 and $21,094, respectively, for the three months ended and $59,934 and $64,862, respectively, for the nine months ended related to consolidated trusts)	21,752	23,144	65,640	71,386
Total interest expense	21,789	23,170	65,739	71,453
Net interest income	5,588	5,184	16,332	14,826
Benefit for credit losses	1,550	1,085	1,050	3,498
Net interest income after benefit for credit losses	7,138	6,269	17,382	18,324
Investment gains, net	299	171	1,155	749
Fair value losses, net	(2,589)	(207)	(1,902)	(2,331)
Debt extinguishment gains (losses), net	(11)	11	—	49
Fee and other income	259	826	1,123	5,564
Non-interest income (loss)	(2,042)	801	376	4,031
Administrative expenses:
Salaries and employee benefits	317	337	999	981
Professional services	219	263	741	780
Occupancy expenses	43	47	129	144
Other administrative expenses	373	59	495	170
Total administrative expenses	952	706	2,364	2,075
Foreclosed property expense (income)	497	249	1,152	(227)
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	413	351	1,192	1,008
Other expenses, net	204	72	412	479
Total expenses	2,066	1,378	5,120	3,335
Income before federal income taxes	3,030	5,692	12,638	19,020
Provision for federal income taxes	(1,070)	(1,787)	(4,150)	(6,123)
Net income	1,960	3,905	8,488	12,897
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(177)	63	(548)	480
Other	430	32	428	32
Total other comprehensive income (loss)	253	95	(120)	512
Total comprehensive income	2,213	4,000	8,368	13,409
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(1)
Total comprehensive income attributable to Fannie Mae	$2,213	$4,000	$8,368	$13,408
Net income	$1,960	$3,905	$8,488	$12,897
Less: Net income attributable to noncontrolling interest	—	—	—	(1)
Net income attributable to Fannie Mae	1,960	3,905	8,488	12,896
Dividends distributed or available for distribution to senior preferred stockholder (Note 10)	(2,202)	(3,999)	(8,357)	(13,403)
Net income (loss) attributable to common stockholders (Note 10)	$(242)	$(94)	$131	$(507)
Earnings (loss) per share:
Basic	$(0.04)	$(0.02)	$0.02	$(0.09)
Diluted	(0.04)	(0.02)	0.02	(0.09)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,762	5,762	5,893	5,762

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(6,375)	$960
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	633	1,046
Proceeds from sales of trading securities held for investment	1,028	1,241
Proceeds from maturities and paydowns of available-for-sale securities	3,477	4,505
Proceeds from sales of available-for-sale securities	6,919	2,461
Purchases of loans held for investment	(146,577)	(93,029)
Proceeds from repayments and sales of loans acquired as held for investment of Fannie Mae	21,460	19,765
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	376,169	281,787
Net change in restricted cash	2,261	477
Advances to lenders	(92,345)	(71,268)
Proceeds from disposition of acquired property and preforeclosure sales	16,306	19,533
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	4,350	9,525
Other, net	103	(178)
Net cash provided by investing activities	193,784	175,865
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	337,748	284,266
Payments to redeem debt of Fannie Mae	(381,487)	(339,528)
Proceeds from issuance of debt of consolidated trusts	259,254	188,719
Payments to redeem debt of consolidated trusts	(397,025)	(296,612)
Payments of cash dividends on senior preferred stock to Treasury	(8,075)	(16,594)
Other, net	68	25
Net cash used in financing activities	(189,517)	(179,724)
Net decrease in cash and cash equivalents	(2,108)	(2,899)
Cash and cash equivalents at beginning of period	22,023	19,228
Cash and cash equivalents at end of period	$19,915	$16,329
Cash paid during the period for:
Interest	$78,584	$81,947
Income taxes	470	2,475

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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2015. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of September 30, 2015. As of September 30, 2015, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
Based on the terms of the senior preferred stock, we paid Treasury a dividend of $4.4 billion on September 30, 2015 based on our net worth of $6.2 billion as of June 30, 2015 less the applicable capital reserve of $1.8 billion. We expect to pay Treasury an additional dividend of $2.2 billion by December 31, 2015 based on our net worth of $4.0 billion as of September 30, 2015 less the applicable capital reserve amount of $1.8 billion. The capital reserve amount was $2.4 billion for dividend periods in

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

2014. The capital reserve amount will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the nine months ended September 30, 2015 may not necessarily be indicative of the results for the year ending December 31, 2015. The unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2015 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), filed with the SEC on February 20, 2015.
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
As this change in accounting policy is not material to our financial statements, we recorded the impact of this change in accounting principle as an adjustment to 2015 fair value losses, net and did not retrospectively adjust the condensed consolidated financial statements for this change.
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

FHFA, and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $140.6 billion as of September 30, 2015 and $142.2 billion as of December 31, 2014.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2015, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of Fannie Mae and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties.
Our administrative expenses were reduced by $18 million for the three months ended September 30, 2015 and 2014 and $50 million and $55 million for the nine months ended September 30, 2015 and 2014, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three and nine months ended September 30, 2015, we made tax payments of $100 million and $470 million, respectively, to the Internal Revenue Service (“IRS”), a bureau of Treasury. We did not make any tax payments during the three months ended September 30, 2014. We made tax payments of $2.5 billion during the nine months ended September 30, 2014. We received a refund of $277 million from the IRS during the nine months ended September 30, 2015 for income tax adjustments related to tax years 2004 through 2010.
Under the temporary credit and liquidity facilities (“TCLF”) program, we had no outstanding standby credit and liquidity support as of September 30, 2015. We had $390 million outstanding, which includes principal and interest, of standby credit and liquidity support as of December 31, 2014. Under the new issue bond (“NIB”) program, we had $3.9 billion and $4.2 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of September 30, 2015 and December 31, 2014, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of September 30, 2015, there had been no losses of principal or interest under the TCLF program or the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $413 million and $351 million in TCCA fees during the three months ended September 30, 2015 and 2014, respectively, and $1.2 billion and $1.0 billion for the nine months ended September 30, 2015 and 2014, respectively, of which $413 million had not been remitted to Treasury as of September 30, 2015.
For the three and nine months ended September 30, 2015, we accrued, but have not yet paid, $56 million and $168 million, respectively, in expenses in connection with certain funding obligations under the GSE Act, a portion of which is attributable to Treasury’s Capital Magnet Fund. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of total new business purchases for the three and nine months ended September 30, 2015.
As of September 30, 2015 and December 31, 2014, we held Freddie Mac mortgage-related securities with a fair value of $6.1 billion and $6.9 billion, respectively. We recognized interest income on these securities held by us of $55 million and $68 million for the three months ended September 30, 2015 and 2014, respectively, and $174 million and $219 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $28 million and $26 million for the three months ended

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

September 30, 2015 and 2014, respectively, and $84 million and $80 million for the nine months ended September 30, 2015 and 2014, respectively.
Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company, to operate a common securitization platform. During the three and nine months ended September 30, 2015, we contributed $17 million and $47 million, respectively, of capital into CSS, and we made no contributions for the three and nine months ended September 30, 2014. No other transactions outside of normal business activities have occurred between us and Freddie Mac during the nine months ended September 30, 2015 or 2014.
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
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. During the three and nine months ended September 30, 2014, we recognized $538 million and $4.8 billion, respectively, in “Fee and other income” in our condensed consolidated statement of operations and comprehensive income resulting from settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us. There were no settlement agreements resolving PLS lawsuits during the three and nine months ended September 30, 2015.
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
During the three months ended September 30, 2015, we settled our defined pension benefit obligations. We transferred plan assets to an annuity provider and distributed lump sum payments to participants based on their elections. We made a cash contribution of $102 million to settle the plans. The actuarial losses of $305 million, previously recorded in “Accumulated other comprehensive income,” were recognized in “Administrative expenses” and the associated tax amounts were recognized in “Provision for federal income taxes” in our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae securities	$4,977	$4,790
Non-Fannie Mae securities	5,933	7,073
Total trading securities	10,910	11,863
Available-for-sale securities:
Fannie Mae securities	3,931	5,043
Non-Fannie Mae securities	16,259	22,776
Total available-for-sale securities	20,190	27,819
Other assets	102	111
Other liabilities	(755)	(1,440)
Net carrying amount	$30,447	$38,353
Maximum exposure to loss	$36,637	$45,311
Total assets of unconsolidated mortgage-backed trusts	$252,211	$253,554
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
The total assets of our unconsolidated limited partnership investments were $4.9 billion and $5.8 billion as of September 30, 2015 and December 31, 2014, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended September 30, 2015 and 2014, the unpaid principal balance of portfolio securitizations was $55.4 billion and $44.2 billion, respectively. For the nine months ended September 30, 2015 and 2014, the unpaid principal balance of portfolio securitizations was $166.3 billion and $113.1 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of September 30, 2015, the unpaid principal balance of retained interests was $5.4 billion and its related fair value was $6.7 billion. The unpaid principal balance of retained interests was $6.3 billion and its related fair value was $7.6 billion as of December 31, 2014. For the three months ended September 30, 2015 and 2014, the principal and interest received on retained interests was $273 million and $386 million, respectively. For the nine months ended September 30, 2015 and 2014, the principal and interest received on retained interests was $919 million and $1.1 billion, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.6 billion and $1.8 billion as of September 30, 2015 and December 31, 2014, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”

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
The following table displays the carrying value of our mortgage loans.

	As of
	September 30, 2015			December 31, 2014
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$242,496	$2,573,388	$2,815,884	$262,116	$2,569,884	$2,832,000
Multifamily	15,272	181,533	196,805	23,255	164,045	187,300
Total unpaid principal balance of mortgage loans	257,768	2,754,921	3,012,689	285,371	2,733,929	3,019,300
Cost basis and fair value adjustments, net	(12,789)	49,691	36,902	(12,705)	48,440	35,735
Allowance for loan losses for loans held for investment	(27,655)	(1,480)	(29,135)	(33,117)	(2,424)	(35,541)
Total mortgage loans	$217,324	$2,803,132	$3,020,456	$239,549	$2,779,945	$3,019,494
During the three months ended September 30, 2015, we redesignated loans with a carrying value of $1.3 billion from HFI to HFS. There were no redesignations from HFI to HFS during the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, we redesignated loans with a carrying value of $5.9 billion and $2.2 billion, respectively, from HFI to HFS. During the three and nine months ended September 30, 2014, we redesignated loans with a carrying value of $240 million and $241 million, respectively from HFS to HFI. We sold loans with an unpaid principal balance of $1.9 billion and $2.5 billion during the three and nine months ended September 30, 2015, respectively. We sold loans with an unpaid principal balance of $1.9 billion during the nine months ended September 30, 2014. There were no sales of loans during the three months ended September 30, 2014.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $27.6 billion as of September 30, 2015. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
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

	As of September 30, 2015
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,574	$7,766	$28,417	$65,757	$2,594,488	$2,660,245	$49	$36,108
Government(2)	57	25	295	377	41,342	41,719	295	—
Alt-A	4,126	1,291	7,407	12,824	87,525	100,349	7	8,690
Other	1,562	489	2,447	4,498	33,730	38,228	7	2,922
Total single-family	35,319	9,571	38,566	83,456	2,757,085	2,840,541	358	47,720
Multifamily(3)	37	N/A	88	125	198,574	198,699	—	679
Total	$35,356	$9,571	$38,654	$83,581	$2,955,659	$3,039,240	$358	$48,399

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

	As of
	September 30, 2015(1)			December 31, 2014(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market loan-to-value ratio:(2)
Less than or equal to 80%	$2,248,367	$61,367	$22,263	$2,156,165	$60,851	$22,558
Greater than 80% and less than or equal to 90%	240,860	13,188	5,197	261,709	15,151	6,046
Greater than 90% and less than or equal to 100%	108,540	9,758	4,020	140,778	12,490	5,236
Greater than 100% and less than or equal to 110%	28,684	6,528	2,787	43,014	8,998	3,900
Greater than 110% and less than or equal to 120%	15,115	4,018	1,699	23,439	6,033	2,615
Greater than 120% and less than or equal to 125%	4,706	1,295	552	7,529	2,114	904
Greater than 125%	13,973	4,195	1,710	23,586	7,124	3,000
Total	$2,660,245	$100,349	$38,228	$2,656,220	$112,761	$44,259
__________

(1)
Excludes $41.7 billion and $45.3 billion as of September 30, 2015 and December 31, 2014, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market loan-to-value (“LTV”) ratio.

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

	As of
	September 30,	December 31,
	2015	2014
	(Dollars in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$192,767	$182,079
Special Mention	2,725	3,070
Substandard	3,203	3,842
Doubtful	4	242
Total	$198,699	$189,233
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

	As of
	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$118,495	$112,430	$17,374	$125,960	$120,221	$20,327	$309
Government	324	329	62	281	285	46	12
Alt-A	32,593	29,777	6,454	35,492	32,816	7,778	136
Other	13,217	12,489	2,514	14,667	13,947	3,049	38
Total single-family	164,629	155,025	26,404	176,400	167,269	31,200	495
Multifamily	788	793	113	1,230	1,241	175	6
Total individually impaired loans with related allowance recorded	165,417	155,818	26,517	177,630	168,510	31,375	501

With no related allowance recorded:(1)
Single-family:
Primary	16,930	15,600	—	16,704	14,876	—	—
Government	60	56	—	61	57	—	—
Alt-A	4,235	3,580	—	3,993	3,119	—	—
Other	1,356	1,218	—	1,240	1,056	—	—
Total single-family	22,581	20,454	—	21,998	19,108	—	—
Multifamily	364	366	—	565	568	—	—
Total individually impaired loans with no related allowance recorded	22,945	20,820	—	22,563	19,676	—	—
Total individually impaired loans(2)	$188,362	$176,638	$26,517	$200,193	$188,186	$31,375	$501

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30,
	2015			2014
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$113,634	$1,090	$71	$121,246	$1,077	$111
Government	299	3	—	285	3	—
Alt-A	30,041	272	14	33,458	268	24
Other	12,652	95	6	14,346	100	8
Total single-family	156,626	1,460	91	169,335	1,448	143
Multifamily	878	9	—	1,540	17	—
Total individually impaired loans with related allowance recorded	157,504	1,469	91	170,875	1,465	143

With no related allowance recorded:(1)
Single-family:
Primary	15,627	279	16	14,442	226	56
Government	53	1	—	55	1	—
Alt-A	3,674	64	1	2,887	51	14
Other	1,259	21	—	1,008	16	3
Total single-family	20,613	365	17	18,392	294	73
Multifamily	386	5	—	1,572	18	—
Total individually impaired loans with no related allowance recorded	20,999	370	17	19,964	312	73
Total individually impaired loans(2)	$178,503	$1,839	$108	$190,839	$1,777	$216

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2015			2014
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$115,762	$3,152	$248	$122,443	$3,264	$372
Government	290	9	—	266	9	—
Alt-A	30,760	774	41	33,926	805	74
Other	13,030	282	15	14,635	305	28
Total single-family	159,842	4,217	304	171,270	4,383	474
Multifamily	1,053	15	—	1,813	63	—
Total individually impaired loans with related allowance recorded	160,895	4,232	304	173,083	4,446	474

With no related allowance recorded:(1)
Single-family:
Primary	15,967	779	76	13,514	616	157
Government	55	3	—	70	4	—
Alt-A	3,720	158	8	2,687	135	34
Other	1,287	56	2	945	40	8
Total single-family	21,029	996	86	17,216	795	199
Multifamily	463	8	—	1,698	58	—
Total individually impaired loans with no related allowance recorded	21,492	1,004	86	18,914	853	199
Total individually impaired loans(2)	$182,387	$5,236	$390	$191,997	$5,299	$673
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $174.6 billion and $185.2 billion as of September 30, 2015 and December 31, 2014 respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $490 million and $716 million as of September 30, 2015 and December 31, 2014, respectively.

(3)
Total single-family interest income recognized of $1.8 billion for the three months ended September 30, 2015 and 2014 consists of $1.5 billion and $1.4 billion of contractual interest, respectively, and $327 million and $297 million of effective yield adjustments, respectively. Total single-family interest income recognized of $5.2 billion for the nine months ended September 30, 2015 and 2014 consists of $4.3 billion of contractual interest for both periods and $907 million and $857 million of effective yield adjustments, respectively.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended September 30, 2015 and 2014, the average term extension of a single-family modified loan was 159 months and 162 months, respectively, and the average interest rate reduction was 0.69 and 0.89 percentage points, respectively. During the nine months ended September 30, 2015 and 2014, the average extension of a

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

single-family modified loan was 161 months for both periods and the average interest rate reduction was 0.75 and 1.04 percentage points, respectively.
The following tables display the number of loans and recorded investment in loans restructured in a TDR.

	For the Three Months Ended September 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	14,926	$2,021	23,057	$3,270
Government	54	6	91	12
Alt-A	1,805	268	3,175	521
Other	324	57	698	142
Total single-family	17,109	2,352	27,021	3,945
Multifamily	3	10	7	811
Total troubled debt restructurings	17,112	$2,362	27,028	$4,756

	For the Nine Months Ended September 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	54,284	$7,443	76,831	$10,944
Government	192	22	264	33
Alt-A	7,127	1,101	11,231	1,875
Other	1,453	265	2,608	540
Total single-family	63,056	8,831	90,934	13,392
Multifamily	7	16	16	849
Total troubled debt restructurings	63,063	$8,847	90,950	$14,241
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	6,847	$1,003	8,798	$1,312
Government	31	3	38	6
Alt-A	1,052	183	1,372	241
Other	328	65	438	100
Total single-family	8,258	1,254	10,646	1,659
Multifamily	—	—	1	5
Total TDRs that subsequently defaulted	8,258	$1,254	10,647	$1,664

	For the Nine Months Ended September 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	19,726	$2,870	25,586	$3,873
Government	88	12	74	9
Alt-A	3,168	537	4,212	753
Other	922	186	1,362	304
Total single-family	23,904	3,605	31,234	4,939
Multifamily	3	6	6	22
Total TDRs that subsequently defaulted	23,907	$3,611	31,240	$4,961
4. Allowance for Loan Losses
Our allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our allowance for loan losses, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and any applicable cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record charge-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible and upon the redesignation of nonperforming loans from HFI to HFS.
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
The following tables display changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended September 30,
	2015			2014
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$29,624	$1,252	$30,876	$36,400	$2,243	$38,643
Provision (benefit) for loan losses(1)	(1,722)	330	(1,392)	(1,393)	394	(999)
Charge-offs(2)	(748)	(22)	(770)	(1,439)	(108)	(1,547)
Recoveries	161	3	164	271	4	275
Transfers(3)	262	(262)	—	366	(366)	—
Other(4)	(13)	—	(13)	170	28	198
Ending balance	$27,564	$1,301	$28,865	$34,375	$2,195	$36,570
Multifamily allowance for loan losses:
Beginning balance	$100	$174	$274	$243	$181	$424
Provision (benefit) for loan losses(1)	(10)	8	(2)	(46)	(6)	(52)
Charge-offs(2)	(5)	(2)	(7)	(14)	—	(14)
Recoveries	4	—	4	—	—	—
Transfers(3)	1	(1)	—	2	(2)	—
Other(4)	1	—	1	2	1	3
Ending balance	$91	$179	$270	$187	$174	$361
Total allowance for loan losses:
Beginning balance	$29,724	$1,426	$31,150	$36,643	$2,424	$39,067
Provision (benefit) for loan losses(1)	(1,732)	338	(1,394)	(1,439)	388	(1,051)
Charge-offs(2)	(753)	(24)	(777)	(1,453)	(108)	(1,561)
Recoveries	165	3	168	271	4	275
Transfers(3)	263	(263)	—	368	(368)	—
Other(4)	(12)	—	(12)	172	29	201
Ending balance	$27,655	$1,480	$29,135	$34,562	$2,369	$36,931

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2015			2014
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$32,956	$2,221	$35,177	$40,202	$3,105	$43,307
Provision (benefit) for loan losses(1)	(249)	(44)	(293)	(3,563)	192	(3,371)
Charge-offs(2)(5)	(8,108)	(64)	(8,172)	(4,747)	(251)	(4,998)
Recoveries	1,032	15	1,047	902	222	1,124
Transfers(3)	877	(877)	—	1,123	(1,123)	—
Other(4)	1,056	50	1,106	458	50	508
Ending balance	$27,564	$1,301	$28,865	$34,375	$2,195	$36,570
Multifamily allowance for loan losses:
Beginning balance	$161	$203	$364	$319	$220	$539
Benefit for loan losses(1)	(41)	(23)	(64)	(66)	(44)	(110)
Charge-offs(2)(5)	(39)	(2)	(41)	(73)	—	(73)
Recoveries	4	—	4	—	—	—
Transfers(3)	1	(1)	—	4	(4)	—
Other(4)	5	2	7	3	2	5
Ending balance	$91	$179	$270	$187	$174	$361
Total allowance for loan losses:
Beginning balance	$33,117	$2,424	$35,541	$40,521	$3,325	$43,846
Provision (benefit) for loan losses(1)	(290)	(67)	(357)	(3,629)	148	(3,481)
Charge-offs(2)(5)	(8,147)	(66)	(8,213)	(4,820)	(251)	(5,071)
Recoveries	1,036	15	1,051	902	222	1,124
Transfers(3)	878	(878)	—	1,127	(1,127)	—
Other(4)	1,061	52	1,113	461	52	513
Ending balance	$27,655	$1,480	$29,135	$34,562	$2,369	$36,931
__________

(1)	Provision (benefit) for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

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

(5)
Includes for the nine months ended September 30, 2015 charge-offs of (1) $1.8 billion in HFI loans and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin on January 1, 2015 and (2) $1.1 billion in accrued interest receivable that were charged-off in connection with the our adoption of a change in accounting principle on January 1, 2015 related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment.

	As of
	September 30, 2015			December 31, 2014
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$26,404	$113	$26,517	$31,200	$175	$31,375
Collectively reserved loans	2,461	157	2,618	3,977	189	4,166
Total allowance for loan losses	$28,865	$270	$29,135	$35,177	$364	$35,541

Recorded investment in loans by segment:
Individually impaired loans(1)	$175,479	$1,159	$176,638	$186,377	$1,809	$188,186
Collectively reserved loans	2,665,062	197,540	2,862,602	2,672,184	187,424	2,859,608
Total recorded investment in loans	$2,840,541	$198,699	$3,039,240	$2,858,561	$189,233	$3,047,794
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	September 30, 2015	December 31, 2014
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$5,097	$4,940
Freddie Mac	1,474	1,369
Ginnie Mae	353	166
Alt-A private-label securities	451	920
Subprime private-label securities	696	1,307
CMBS	2,398	2,515
Mortgage revenue bonds	579	722
Other mortgage-related securities	—	99
Total mortgage-related securities	11,048	12,038
U.S. Treasury securities	26,961	19,466
Total trading securities	$38,009	$31,504

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net trading gains	$13	$50	$69	$444
Net trading gains (losses) recognized in the period related to securities still held at period end	(15)	56	(29)	409
Available-for-Sale Securities
We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Gross realized gains	$94	$96	$907	$495
Gross realized losses	9	4	66	5
Total proceeds(1)	1,556	722	6,764	2,461
__________

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations.

The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities.

	As of September 30, 2015
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$4,026	$275	$—	$(19)	$4,282
Freddie Mac	4,252	347	—	—	4,599
Ginnie Mae	361	52	—	—	413
Alt-A private-label securities	2,626	727	(4)	—	3,349
Subprime private-label securities	2,817	865	—	(5)	3,677
CMBS	1,273	36	—	—	1,309
Mortgage revenue bonds	2,824	129	(17)	(3)	2,933
Other mortgage-related securities	1,408	40	(3)	—	1,445
Total	$19,587	$2,471	$(24)	$(27)	$22,007

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

	As of September 30, 2015
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(3)	$116	$(16)	$511
Alt-A private-label securities	(1)	132	(3)	28
Subprime private-label securities	—	38	(5)	96
Mortgage revenue bonds	(16)	584	(4)	20
Other mortgage-related securities	(3)	255	—	—
Total	$(23)	$1,125	$(28)	$655

	As of December 31, 2014
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$113	$(19)	$627
Alt-A private-label securities	(2)	171	(13)	112
Subprime private-label securities	—	—	(24)	460
Mortgage revenue bonds	(2)	47	(11)	155
Other mortgage-related securities	—	8	(136)	1,021
Total	$(4)	$339	$(203)	$2,375
Other-Than-Temporary Impairments
We recognized $5 million and $6 million of OTTI for the three months ended September 30, 2015 and 2014, respectively, and $187 million and $80 million of OTTI for the nine months ended September 30, 2015 and 2014, respectively, which are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2015, OTTI was primarily driven by a change in our intent to sell certain securities. As a result, we recognized the entire difference between the amortized cost basis of these securities and their fair value as OTTI.
The following table displays the modeled attributes, including default rates and severities, which were used to determine as of September 30, 2015 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

	As of September 30, 2015
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Total unpaid principal balance	$4,917	$494	$1,205	$838	$1,237
Weighted average collateral default(1)	42.4%	29.4%	11.9%	21.4%	10.0%
Weighted average collateral severities(2)	60.0	38.5	46.9	37.9	34.2
Weighted average voluntary prepayment rates(3)	2.7	7.4	12.2	8.4	12.0
Average credit enhancement(4)	17.4	3.6	5.6	8.6	4.4

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Balance, beginning of period	$2,557	$5,871	$5,260	$7,904
Additions for the credit component on debt securities for which OTTI was not previously recognized	—	—	—	1
Additions for the credit component on debt securities for which OTTI was previously recognized	1	3	5	50
Reductions for securities no longer in portfolio at period end	(2)	(355)	(1,167)	(792)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	—	—	(1,439)	(1,453)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(43)	(73)	(146)	(264)
Balance, end of period	$2,513	$5,446	$2,513	$5,446
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of September 30, 2015
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$4,026	$4,282	$—	$—	$189	$194	$165	$178	$3,672	$3,910
Freddie Mac	4,252	4,599	1	1	221	231	332	363	3,698	4,004
Ginnie Mae	361	413	—	—	1	1	57	64	303	348
Alt-A private-label securities	2,626	3,349	—	—	—	—	—	—	2,626	3,349
Subprime private-label securities	2,817	3,677	—	—	—	—	—	—	2,817	3,677
CMBS	1,273	1,309	171	173	1,037	1,071	—	—	65	65
Mortgage revenue bonds	2,824	2,933	11	11	106	108	219	221	2,488	2,593
Other mortgage-related securities	1,408	1,445	—	—	—	—	31	33	1,377	1,412
Total	$19,587	$22,007	$183	$185	$1,554	$1,605	$804	$859	$17,046	$19,358
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

	As of
	September 30, 2015			December 31, 2014
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$15,556	$198	$9,077	$17,184	$214	$9,775
Other guaranty arrangements(3)	16,783	140	2,971	18,781	168	4,447
Total	$32,339	$338	$12,048	$35,965	$382	$14,222
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 13, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements, long-term standby commitments, and our commitment under the TCLF program.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $729 million and $797 million as of September 30, 2015 and December 31, 2014, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Beginning balance — Acquired property	$9,199	$12,296	$11,442	$12,307
Additions	2,236	3,240	7,602	10,437
Disposals	(3,125)	(3,412)	(10,734)	(10,620)
Ending balance — Acquired property	8,310	12,124	8,310	12,124
Beginning balance — Valuation allowance	(693)	(736)	(824)	(686)
Decrease (increase) in valuation allowance	74	(49)	205	(99)
Ending balance — Valuation allowance	(619)	(785)	(619)	(785)
Ending balance — Acquired property, net	$7,691	$11,339	$7,691	$11,339

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of
	September 30, 2015		December 31, 2014
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$118	—%	$50	—%

Short-term debt of Fannie Mae	$95,427	0.21%	$105,012	0.11%
Debt of consolidated trusts	1,391	0.15	1,560	0.09
Total short-term debt	$96,818	0.20%	$106,572	0.11%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We periodically use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of September 30, 2015 and December 31, 2014. We had no borrowings outstanding from this line of credit as of September 30, 2015.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2015			December 31, 2014
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2015 - 2030	$159,550	2.51%	2015 - 2030	$173,010	2.41%
Medium-term notes(2)	2015 - 2025	100,682	1.49	2015 - 2024	114,556	1.42
Foreign exchange bonds	2021 - 2028	570	5.39	2021 - 2028	619	5.44
Other	2015 - 2038	27,797	4.83	2015 - 2038	32,322	4.63
Total senior fixed		288,599	2.39		320,507	2.29
Senior floating:
Medium-term notes(2)	2015 - 2019	19,164	0.22	2015 - 2019	24,469	0.15
Connecticut Avenue Securities(3)	2023 - 2025	9,607	3.39	2023 - 2024	6,041	2.97
Other(4)	2020 - 2037	369	8.25	2020 - 2037	363	8.71
Total senior floating		29,140	1.36		30,873	0.81
Subordinated debentures	2019	4,129	9.93	2019	3,849	9.93
Secured borrowings(5)	2021 - 2022	163	1.35	2021 - 2022	202	1.90
Total long-term debt of Fannie Mae(6)		322,031	2.39		355,431	2.24
Debt of consolidated trusts(4)	2015 - 2054	2,787,396	2.91	2015 - 2054	2,760,152	3.02
Total long-term debt		$3,109,427	2.85%		$3,115,583	2.93%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans to the investors in these securities. Connecticut Avenue Securities are reported at fair value.

(4)	Includes structured debt instruments that are reported at fair value.

(5)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(6)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $3.4 billion and $4.1 billion as of September 30, 2015 and December 31, 2014, respectively.
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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of September 30, 2015				As of December 31, 2014
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$7,557	$42	$151,810	$(9,251)	$41,965	$733	$123,557	$(7,125)
Receive-fixed	157,472	4,434	44,981	(145)	67,629	4,486	157,272	(1,302)
Basis	764	148	10,600	(2)	5,769	123	7,100	(2)
Foreign currency	302	116	265	(46)	344	144	273	(30)
Swaptions:
Pay-fixed	6,300	43	13,950	(24)	11,100	57	26,525	(175)
Receive-fixed	—	—	14,200	(283)	750	96	29,525	(816)
Other(1)	3,956	25	1,993	(1)	1,071	28	12	(1)
Total gross risk management derivatives	176,351	4,808	237,799	(9,752)	128,628	5,667	344,264	(9,451)
Accrued interest receivable (payable)	—	835	—	(1,220)	—	749	—	(1,013)
Netting adjustment(2)	—	(4,417)	—	10,635	—	(5,186)	—	10,194
Total net risk management derivatives	$176,351	$1,226	$237,799	$(337)	$128,628	$1,230	$344,264	$(270)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$9,595	$57	$28	$—	$6,157	$28	$428	$—
Forward contracts to purchase mortgage-related securities	57,746	326	2,245	(4)	43,533	223	6,112	(8)
Forward contracts to sell mortgage-related securities	1,623	1	87,416	(563)	4,886	4	57,910	(336)
Total mortgage commitment derivatives	$68,964	$384	$89,689	$(567)	$54,576	$255	$64,450	$(344)
Derivatives at fair value	$245,315	$1,610	$327,488	$(904)	$183,204	$1,485	$408,714	$(614)
__________

(1)	Includes futures and swap credit enhancements, as well as credit risk transfer transactions and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $6.5 billion and $5.3 billion as of September 30, 2015 and December 31, 2014, respectively. Cash collateral received was $256 million and $245 million as of September 30, 2015 and December 31, 2014, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position was $3.2 billion and $2.6 billion as of September 30, 2015 and December 31, 2014, respectively, for which we posted collateral of $2.8 billion and $2.4 billion in the normal course of business as of September 30, 2015 and December 31, 2014, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $303 million and $269 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of September 30, 2015 and December 31, 2014, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivative contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(4,402)	$712	$(3,120)	$(3,755)
Receive-fixed	2,295	(822)	2,236	2,282
Basis	37	6	25	49
Foreign currency	(20)	(17)	(33)	21
Swaptions:
Pay-fixed	32	(53)	137	(90)
Receive-fixed	(102)	82	(181)	(19)
Other	22	(1)	20	(1)
Accrual of periodic settlements:
Pay-fixed interest-rate swaps	(895)	(939)	(2,730)	(2,755)
Receive-fixed interest-rate swaps	620	613	2,007	1,946
Other	9	12	29	39
Total risk management derivatives fair value losses, net	$(2,404)	$(407)	$(1,610)	$(2,283)
Mortgage commitment derivatives fair value losses, net	(361)	(73)	(427)	(728)
Total derivatives fair value losses, net	$(2,765)	$(480)	$(2,037)	$(3,011)
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
The following table displays the computation of basic and diluted earnings (loss) per share of common stock.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars and shares in millions, except per share amounts)
Net income	$1,960	$3,905	$8,488	$12,897
Less: Net income attributable to noncontrolling interest	—	—	—	(1)
Net income attributable to Fannie Mae	1,960	3,905	8,488	12,896
Dividends distributed or available for distribution to senior preferred stockholder(1)	(2,202)	(3,999)	(8,357)	(13,403)
Net income (loss) attributable to common stockholders	$(242)	$(94)	$131	$(507)
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762	5,762
Convertible preferred stock	—	—	131	—
Weighted-average common shares outstanding—Diluted(2)	5,762	5,762	5,893	5,762
Earnings (loss) per share:
Basic	$(0.04)	$(0.02)	$0.02	$(0.09)
Diluted	(0.04)	(0.02)	0.02	(0.09)
__________

(1)
Dividends distributed or available for distribution for the three months ended September 30, 2015 and 2014 (relating to the dividend periods for the three months ended December 31, 2015 and 2014) were calculated based on our net worth as of September 30, 2015 and 2014, respectively, less the applicable capital reserve. For the nine months ended September 30, 2015, we add dividends paid related to the dividend periods for the three months ended September 30, 2015 and June 30, 2015. For the nine months ended September 30, 2014, we add dividends paid related to the dividend periods for the three months ended September 30, 2014 and June 30, 2014.

(2)
Includes 4.6 billion of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2015 and 2014.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2015
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$66	$(16)	$1,401	$3,901		$236	(3)	$5,588
Benefit for credit losses	1,545	5	—	—		—		1,550
Net interest income (loss) after benefit for credit losses	1,611	(11)	1,401	3,901		236		7,138
Guaranty fee income (expense)(4)	3,145	367	(210)	(2,024)	(5)	(1,247)	(5)	31	(5)
Investment gains (losses), net	(1)	5	1,608	(187)		(1,126)	(6)	299
Fair value gains (losses), net	(4)	—	(2,697)	32		80	(7)	(2,589)
Debt extinguishment gains (losses), net	—	—	(25)	14		—		(11)
Gains (losses) from partnership investments(8)	(12)	7	—	—		—		(5)
Fee and other income (expense)	98	58	83	(80)		69		228
Administrative expenses	(649)	(109)	(194)	—		—		(952)
Foreclosed property income (expense)	(516)	19	—	—		—		(497)
TCCA fees(4)	(413)	—	—	—		—		(413)
Other income (expenses)	(180)	5	24	(93)		45		(199)
Income (loss) before federal income taxes	3,079	341	(10)	1,563		(1,943)		3,030
Provision for federal income taxes	(1,040)	(17)	(13)	—		—		(1,070)
Net income (loss) attributable to Fannie Mae	$2,039	$324	$(23)	$1,563		$(1,943)		$1,960

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2015
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$93	$(73)	$4,516	$11,039		$757	(3)	$16,332
Benefit for credit losses	967	83	—	—		—		1,050
Net interest income after benefit for credit losses	1,060	10	4,516	11,039		757		17,382
Guaranty fee income (expense)(4)	9,277	1,064	(658)	(5,929)	(5)	(3,655)	(5)	99	(5)
Investment gains (losses), net	(2)	29	4,679	(664)		(2,887)	(6)	1,155
Fair value gains (losses), net	(8)	—	(2,112)	37		181	(7)	(1,902)
Debt extinguishment gains (losses), net	—	—	(30)	30		—		—
Gains (losses) from partnership investments(8)	(27)	262	—	—		—		235
Fee and other income (expense)	571	193	288	(249)		221		1,024
Administrative expenses	(1,591)	(280)	(493)	—		—		(2,364)
Foreclosed property income (expense)	(1,183)	31	—	—		—		(1,152)
TCCA fees(4)	(1,192)	—	—	—		—		(1,192)
Other income (expenses)	(669)	(8)	18	(93)		105		(647)
Income before federal income taxes	6,236	1,301	6,208	4,171		(5,278)		12,638
Provision for federal income taxes	(2,040)	(128)	(1,982)	—		—		(4,150)
Net income attributable to Fannie Mae	$4,196	$1,173	$4,226	$4,171		$(5,278)		$8,488

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$19	$(22)	$1,845	$3,088		$254	(3)	$5,184
Benefit for credit losses	1,029	56	—	—		—		1,085
Net interest income after benefit for credit losses	1,048	34	1,845	3,088		254		6,269
Guaranty fee income (expense)(4)	2,945	332	(235)	(1,488)	(5)	(1,502)	(5)	52	(5)
Investment gains, net	—	8	1,510	21		(1,368)	(6)	171
Fair value gains (losses), net	(4)	—	(335)	13		119	(7)	(207)
Debt extinguishment gains (losses), net	—	—	(3)	14		—		11
Gains from partnership investments(8)	—	52	—	—		—		52
Fee and other income (expense)	146	32	579	(71)		88		774
Administrative expenses	(468)	(77)	(161)	—		—		(706)
Foreclosed property income (expense)	(281)	32	—	—		—		(249)
TCCA fees(4)	(351)	—	—	—		—		(351)
Other income (expenses)	(136)	8	(5)	—		9		(124)
Income before federal income taxes	2,899	421	3,195	1,577		(2,400)		5,692
Provision for federal income taxes	(837)	(37)	(913)	—		—		(1,787)
Net income attributable to Fannie Mae	$2,062	$384	$2,282	$1,577		$(2,400)		$3,905

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2014
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest income (loss)	$(24)	$(65)	$5,592	$8,525		$798	(3)	$14,826
Benefit for credit losses	3,377	121	—	—		—		3,498
Net interest income after benefit for credit losses	3,353	56	5,592	8,525		798		18,324
Guaranty fee income (expense)(4)	8,708	960	(722)	(4,367)	(5)	(4,441)	(5)	138	(5)
Investment gains (losses), net	(1)	50	4,420	(141)		(3,579)	(6)	749
Fair value gains (losses), net	(11)	—	(2,770)	232		218	(7)	(2,331)
Debt extinguishment gains, net	—	—	31	18		—		49
Gains from partnership investments(8)	—	131	—	—		1		132
Fee and other income (expense)	471	87	4,848	(242)		262		5,426
Administrative expenses	(1,376)	(225)	(474)	—		—		(2,075)
Foreclosed property income	154	73	—	—		—		227
TCCA fees(4)	(1,008)	—	—	—		—		(1,008)
Other expenses	(528)	(5)	(70)	—		(8)		(611)
Income before federal income taxes	9,762	1,127	10,855	4,025		(6,749)		19,020
Provision for federal income taxes	(2,897)	(37)	(3,189)	—		—		(6,123)
Net income	6,865	1,090	7,666	4,025		(6,749)		12,897
Less: Net income attributable to noncontrolling interest	—	—	—	—		(1)		(1)
Net income attributable to Fannie Mae	$6,865	$1,090	$7,666	$4,025		$(6,750)		$12,896
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

(2)
Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities in the Capital Markets group’s retained mortgage portfolio that on a GAAP basis are eliminated.

(4)
Reflects the impact of a 10 basis point guaranty fee increase implemented pursuant to the TCCA, the incremental revenue from which must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

12. Equity
The following table displays the activity in other comprehensive income (“OCI”), net of tax, by major categories.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net income	$1,960	$3,905	$8,488	$12,897
Other comprehensive income (loss), net of tax effect:
Changes in net unrealized gains on AFS securities (net of tax of $58 and $61, respectively, for the three months ended and net of tax of $89 and $364, respectively, for the nine months ended)	(107)	113	(164)	675
Reclassification adjustment for OTTI recognized in net income (net of tax of $2 for the three months ended and net of tax of $66 and $28, respectively, for the nine months ended)	3	4	121	52
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $32 and $29, respectively, for the three months ended and net of tax of $265 and $133, respectively for the nine months ended)	(73)	(54)	(505)	(247)
Other(1)	430	32	428	32
Total other comprehensive income (loss)	253	95	(120)	512
Total comprehensive income	$2,213	$4,000	$8,368	$13,409
__________

(1)
For the three and nine months ended September 30, 2015, includes reclassification adjustment related to the termination of the defined benefit pension plan recognized in “Administrative expenses” and “Provision for federal income taxes” in our condensed consolidated statements of operations and comprehensive income.

The following table displays our accumulated other comprehensive income (“AOCI”) by major categories.

	As of
	September 30,	December 31,
	2015	2014
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$551	$592
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	1,022	1,529
Prior service credit (cost) and actuarial gains (losses), net of amortization, net of tax	39	(358)
Other gains (losses)	1	(30)
Accumulated other comprehensive income	$1,613	$1,733

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The table below displays changes in AOCI, net of tax.

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2015			2014			2015			2014
	AFS(1)	Other(2)	Total	AFS(1)	Other	Total	AFS(1)	Other(2)	Total	AFS(1)	Other	Total
	(Dollars in millions)
Beginning balance	$1,750	$(390)	$1,360	$2,044	$(424)	$1,620	$2,121	$(388)	$1,733	$1,627	$(424)	$1,203
OCI before reclassifications	(107)	6	(101)	113	32	145	(164)	6	(158)	675	32	707
Amounts reclassified from OCI	(70)	424	354	(50)	—	(50)	(384)	422	38	(195)	—	(195)
Net OCI	(177)	430	253	63	32	95	(548)	428	(120)	480	32	512
Ending balance	$1,573	$40	$1,613	$2,107	$(392)	$1,715	$1,573	$40	$1,613	$2,107	$(392)	$1,715
__________

(1)
The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investments gains, net” in our condensed consolidated statements of operations and comprehensive income.

(2)
The amounts reclassified from AOCI represent activity from our defined benefit pension plans, which is recorded in “Administrative expenses” and “Provision for federal income taxes,” in our condensed consolidated statements of operations and comprehensive income.

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

	As of
	September 30 , 2015(1)			December 31, 2014(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.29%	0.36%	1.64%	1.27%	0.38%	1.99%
Percentage of single-family conventional loans(4)	1.48	0.40	1.59	1.47	0.43	1.89

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2015(1)		December 31, 2014(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	3%	10.71%	5%	10.98%
Geographical distribution:
California	20	0.60	20	0.70
Florida	6	3.11	6	4.42
Illinois	4	1.95	4	2.36
New Jersey	4	5.01	4	5.78
New York	5	3.67	5	4.17
All other states	61	1.33	61	1.52
Product distribution:
Alt-A	4	6.75	4	7.77
Vintages:
2005	2	5.66	3	6.18
2006	3	8.58	3	9.61
2007	4	9.80	4	10.79
2008	2	5.86	2	6.27
All other vintages	89	0.78	88	0.88
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of September 30, 2015 and December 31, 2014.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2015 and December 31, 2014.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

	As of
	September 30, 2015(1)(2)		December 31, 2014(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.04%	0.05%	0.04%	0.05%

	As of
	September 30, 2015(1)		December 31, 2014(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	3%	0.03%	3%	0.31%
Less than or equal to 80%	97	0.06	97	0.04
Current debt service coverage ratio less than 1.0(5)	2	0.87	3	0.83

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of September 30, 2015 and December 31, 2014, excluding loans that have been defeased.

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

Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers are also obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 44% of our single-family guaranty book of business as of September 30, 2015, compared with 46% as of December 31, 2014. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 69% of our multifamily guaranty book of business as of September 30, 2015, compared with approximately 67% as of December 31, 2014.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in an increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $115.7 billion and $109.6 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2015 and December 31, 2014, respectively, which represented 4% of our single-family guaranty book of business as of September 30, 2015 and December 31, 2014. Our primary mortgage insurance coverage risk in force was $114.9 billion and $108.7 billion as of September 30, 2015 and December 31, 2014, respectively. Our pool mortgage insurance coverage risk in force was $770 million and $852 million as of September 30, 2015 and December 31, 2014, respectively. Our top four mortgage insurance companies provided 79% of our mortgage insurance as of September 30, 2015 and December 31, 2014.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $10.6 billion, or 9%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2015.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. As of September 30, 2015 and December 31, 2014, the amount by which our estimated benefit from mortgage insurance reduced our total loss reserves as of these dates was $2.3 billion and $4.1 billion, respectively.
We had outstanding receivables of $1.2 billion recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2015 and $1.4 billion as of December 31, 2014 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $280 million as of September 30, 2015 and $269 million as of December 31, 2014 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $795 million as of September 30, 2015 and $799 million as of December 31, 2014. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of September 30, 2015 and December 31, 2014.
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

	As of September 30, 2015
			Net Amount Presented in the Condensed Consolidated Balance Sheets		Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$4,494	$(4,487)	$7		$—	$—	$7
Cleared risk management derivatives	1,124	70	1,194		—	—	1,194
Mortgage commitment derivatives	384	—	384		(189)	(2)	193
Total derivative assets	6,002	(4,417)	1,585	(4)	(189)	(2)	1,394
Securities purchased under agreements to resell or similar arrangements(5)	42,100	—	42,100		—	(42,100)	—
Total assets	$48,102	$(4,417)	$43,685		$(189)	$(42,102)	$1,394
Liabilities:
OTC risk management derivatives	$(7,417)	$7,082	$(335)		$—	$—	$(335)
Cleared risk management derivatives	(3,554)	3,553	(1)		—	1	—
Mortgage commitment derivatives	(567)	—	(567)		189	6	(372)
Total derivative liabilities	(11,538)	10,635	(903)	(4)	189	7	(707)
Securities sold under agreements to repurchase or similar arrangements	(118)	—	(118)		—	118	—
Total liabilities	$(11,656)	$10,635	$(1,021)		$189	$125	$(707)

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

(3)
Represents collateral received that has neither been recognized nor offset in our condensed consolidated balance sheets as well as collateral posted that has neither been derecognized nor offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral accepted for OTC risk management derivatives was $51 million as of December 31, 2014. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $42.2 billion and $47.6 billion, of which $37.9 billion and $41.9 billion could be sold or repledged as of September 30, 2015 and December 31, 2014, respectively. None of the underlying collateral was sold or repledged as of September 30, 2015 or December 31, 2014. The fair value of non-cash collateral we pledged for securities sold under agreements to repurchase was $118 million and $50 million as of September 30, 2015 and December 31, 2014, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral we pledged for cleared risk management derivatives was $136 million as of September 30, 2015, which the counterparty was permitted to sell or repledge.

(4)
Excludes derivative assets of $25 million and $28 million as of September 30, 2015 and December 31, 2014, respectively, and derivative liabilities of $1 million as of September 30, 2015 and December 31, 2014, recognized in our condensed consolidated balance sheets that are not subject to enforceable master netting arrangements.

(5)
Includes $15.5 billion and $16.6 billion of securities purchased under agreements to resell or similar arrangements classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

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

	Fair Value Measurements as of September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$5,097	$—	$—	$5,097
Freddie Mac	—	1,474	—	—	1,474
Ginnie Mae	—	353	—	—	353
Alt-A private-label securities	—	136	315	—	451
Subprime private-label securities	—	—	696	—	696
CMBS	—	2,398	—	—	2,398
Mortgage revenue bonds	—	—	579	—	579
Non-mortgage-related securities:
U.S. Treasury securities	26,961	—	—	—	26,961
Total trading securities	26,961	9,458	1,590	—	38,009
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	4,282	—	—	4,282
Freddie Mac	—	4,595	4	—	4,599
Ginnie Mae	—	413	—	—	413
Alt-A private-label securities	—	1,855	1,494	—	3,349
Subprime private-label securities	—	—	3,677	—	3,677
CMBS	—	1,309	—	—	1,309
Mortgage revenue bonds	—	—	2,933	—	2,933
Other	—	1	1,444	—	1,445
Total available-for-sale securities	—	12,455	9,552	—	22,007
Mortgage loans	—	13,105	1,500	—	14,605
Other assets:
Risk management derivatives:
Swaps	—	5,417	158	—	5,575
Swaptions	—	39	4	—	43
Other	—	—	25	—	25
Netting adjustment	—	—	—	(4,417)	(4,417)
Mortgage commitment derivatives	—	374	10	—	384
Total other assets	—	5,830	197	(4,417)	1,610
Total assets at fair value	$26,961	$40,848	$12,839	$(4,417)	$76,231

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$9,606	$369	$—	$9,975
Total of Fannie Mae	—	9,606	369	—	9,975
Of consolidated trusts	—	22,572	571	—	23,143
Total long-term debt	—	32,178	940	—	33,118
Other liabilities:
Risk management derivatives:
Swaps	—	10,531	133	—	10,664
Swaptions	—	307	—	—	307
Other	—	—	1	—	1
Netting adjustment	—	—	—	(10,635)	(10,635)
Mortgage commitment derivatives	—	564	3	—	567
Total other liabilities	—	11,402	137	(10,635)	904
Total liabilities at fair value	$—	$43,580	$1,077	$(10,635)	$34,022

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$4,635	$305	$—	$4,940
Freddie Mac	—	1,369	—	—	1,369
Ginnie Mae	—	166	—	—	166
Alt-A private-label securities	—	323	597	—	920
Subprime private-label securities	—	—	1,307	—	1,307
CMBS	—	2,515	—	—	2,515
Mortgage revenue bonds	—	—	722	—	722
Other	—	—	99	—	99
Non-mortgage-related securities:
U.S. Treasury securities	19,466	—	—	—	19,466
Total trading securities	19,466	9,008	3,030	—	31,504
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	5,639	—	—	5,639
Freddie Mac	—	5,522	6	—	5,528
Ginnie Mae	—	476	—	—	476
Alt-A private-label securities	—	2,538	3,140	—	5,678
Subprime private-label securities	—	—	5,240	—	5,240
CMBS	—	1,397	—	—	1,397
Mortgage revenue bonds	—	—	4,023	—	4,023
Other	—	2	2,671	—	2,673
Total available-for-sale securities	—	15,574	15,080	—	30,654
Mortgage loans	—	13,796	1,833	—	15,629
Other assets:
Risk management derivatives:
Swaps	—	6,085	150	—	6,235
Swaptions	—	153	—	—	153
Other	—	—	28	—	28
Netting adjustment	—	—	—	(5,186)	(5,186)
Mortgage commitment derivatives	—	251	4	—	255
Total other assets	—	6,489	182	(5,186)	1,485
Total assets at fair value	$19,466	$44,867	$20,125	$(5,186)	$79,272

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2015
		Total Gains or (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2015(5)(6)
	Balance, June 30, 2015	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Alt-A private-label securities	$325	$(3)		$—	$—	$—	$—	$(7)	$—	$—	$315	$(3)
Subprime private-label securities	718	(5)		—	—	—	—	(17)	—	—	696	(5)
Mortgage revenue bonds	602	(19)		—	—	—	—	(4)	—	—	579	(19)
Total trading securities	$1,645	$(27)	(6)(7)	$—	$—	$—	$—	$(28)	$—	$—	$1,590	$(27)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$129	$—		$—	$—	$(122)	$—	$(8)	$—	$1	$—	$—
Freddie Mac	4	—		—	—	—	—	—	(1)	1	4	—
Alt-A private-label securities	1,654	2		(8)	—	—	—	(178)	—	24	1,494	—
Subprime private-label securities	3,837	33		(45)	—	—	—	(148)	—	—	3,677	—
Mortgage revenue bonds	3,171	4		(29)	—	(8)	—	(205)	—	—	2,933	—
Other	2,158	73		(95)	—	(644)	—	(48)	—	—	1,444	—
Total available-for-sale securities	$10,953	$112	(7)(8)	$(177)	$—	$(774)	$—	$(587)	$(1)	$26	$9,552	$—

Mortgage loans	$1,595	$9	(6)(7)	$—	$—	$—	$—	$(97)	$(77)	$70	$1,500	$(24)
Net derivatives	4	79	(6)	—	—	—	—	(32)	—	9	60	28
Long-term debt:
Of Fannie Mae:
Senior floating	$(346)	$(23)		$—	$—	$—	$—	$—	$—	$—	$(369)	$(23)
Of consolidated trusts	(493)	—		—	—	—	(64)	18	33	(65)	(571)	—
Total long-term debt	$(839)	$(23)	(6)	$—	$—	$—	$(64)	$18	$33	$(65)	$(940)	$(23)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2015
		Total Gains or (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2015(5)(6)
	Balance, December 31, 2014	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$305	$(27)		$—	$—	$(2)	$—	$—	$(278)	$2	$—	$—
Alt-A private-label securities	597	41		—	—	(267)	—	(40)	(44)	28	315	(3)
Subprime private-label securities	1,307	38		—	—	(580)	—	(69)	—	—	696	(2)
Mortgage revenue bonds	722	(17)		—	—	(118)	—	(8)	—	—	579	(17)
Other	99	4		—	—	(100)	—	(3)	—	—	—	—
Total trading securities	$3,030	$39	(6)(7)	$—	$—	$(1,067)	$—	$(120)	$(322)	$30	$1,590	$(22)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$421	$(425)	$—	$(8)	$—	$12	$—	$—
Freddie Mac	6	—		—	—	—	—	(1)	(2)	1	4	—
Alt-A private-label securities	3,140	174		(124)	—	(1,108)	—	(387)	(538)	337	1,494	—
Subprime private-label securities	5,240	478		(277)	—	(1,325)	—	(439)	—	—	3,677	—
Mortgage revenue bonds	4,023	44		(56)	—	(324)	—	(754)	—	—	2,933	—
Other	2,671	(20)		(10)	—	(1,012)	—	(185)	—	—	1,444	—
Total available-for-sale securities	$15,080	$676	(7)(8)	$(467)	$421	$(4,194)	$—	$(1,774)	$(540)	$350	$9,552	$—

Mortgage loans	$1,833	$47	(6)(7)	$—	$5	$—	$—	$(273)	$(331)	$219	$1,500	$(17)
Net derivatives	45	(20)	(6)	—	—	—	—	26	—	9	60	23
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	$(6)		$—	$—	$—	$—	$—	$—	$—	$(369)	$(6)
Of consolidated trusts	(527)	(8)		—	—	—	(64)	43	142	(157)	(571)	11
Total long-term debt	$(890)	$(14)	(6)	$—	$—	$—	$(64)	$43	$142	$(157)	$(940)	$5

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2014
		Total Gains or (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2014(5)(6)
	Balance, June 30, 2014	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$—	$325	$325		$—
Alt-A private-label securities	643	2		—	—	—	—	(21)	(16)	87	695		3
Subprime private-label securities	1,282	66		—	—	—	—	(32)	—	—	1,316		66
Mortgage revenue bonds	643	53		—	—	—	—	(3)	—	—	693		46
Other	101	1		—	—	—	—	(3)	—	—	99		1
Total trading securities	$2,669	$122	(6)(7)	$—	$—	$—	$—	$(59)	$(16)	$412	$3,128		$116

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$2	$—		$—	$—	$—	$—	$—	$(2)	$—	$—		$—
Freddie Mac	9	—		—	—	—	—	(1)	(2)	—	6		—
Alt-A private-label securities	3,717	15		(60)	—	—	—	(111)	(333)	268	3,496		—
Subprime private-label securities	5,705	87		89	—	(317)	—	(178)	—	—	5,386		—
Mortgage revenue bonds	4,560	(4)		200	—	(12)	—	(478)	—	—	4,266		—
Other	2,817	11		(3)	—	—	—	(82)	—	—	2,743		—
Total available-for-sale securities	$16,810	$109	(7)(8)	$226	$—	$(329)	$—	$(850)	$(337)	$268	$15,897		$—

Mortgage loans	$2,531	$116	(6)(7)	$—	$3	$—	$—	$(93)	$(750)	$64	$1,871		$(13)
Net derivatives	20	(25)	(6)	—	—	—	—	(9)	—	5	(9)	41	(9)
Long-term debt:
Of Fannie Mae:
Senior floating	$(325)	$(10)		$—	$—	$—	$—	$(1)	$—	$—	$(336)		$(11)
Of consolidated trusts	(498)	(14)		—	—	—	—	16	34	(26)	(488)		(14)
Total long-term debt	$(823)	$(24)	(6)	$—	$—	$—	$—	$15	$34	$(26)	$(824)		$(25)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2014
		Total Gains or (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2014(5)(6)
	Balance, December 31, 2013	Included in Net Income		Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$42	$(1)		$—	$—	$—	$—	$(2)	$(39)	$325	$325	$—
Freddie Mac	2	—		—	—	—	—	—	(2)	—	—	—
Alt-A private-label securities	618	105		—	—	(23)	—	(59)	(159)	213	695	100
Subprime private-label securities	1,448	245		—	—	(241)	—	(136)	—	—	1,316	209
Mortgage revenue bonds	565	137		—	—	—	—	(9)	—	—	693	130
Other	99	10		—	—	—	—	(10)	—	—	99	10
Total trading securities	$2,774	$496	(6)(7)	$—	$—	$(264)	$—	$(216)	$(200)	$538	$3,128	$449

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$7	$—		$—	$—	$—	$—	$(1)	$(8)	$2	$—	$—
Freddie Mac	8	—		—	—	—	—	(1)	(2)	1	6	—
Alt-A private-label securities	3,791	131		(11)	—	(320)	—	(310)	(1,207)	1,422	3,496	—
Subprime private-label securities	7,068	388		270	—	(1,666)	—	(674)	—	—	5,386	—
Mortgage revenue bonds	5,253	(31)		480	—	(70)	—	(1,366)	—	—	4,266	—
Other	2,885	17		92	—	—	—	(251)	—	—	2,743	—
Total available-for-sale securities	$19,012	$505	(7)(8)	$831	$—	$(2,056)	$—	$(2,603)	$(1,217)	$1,425	$15,897	$—

Mortgage loans	$2,704	$243	(6)(7)	$—	$34	$—	$—	$(259)	$(1,063)	$212	$1,871	$49
Net derivatives	(40)	52	(6)	—	—	—	—	(25)	(1)	5	(9)	14
Long-term debt:
Of Fannie Mae:
Senior floating	$(955)	$(115)		$—	$—	$—	$(750)	$19	$1,465	$—	$(336)	$(70)
Of consolidated trusts	(518)	(48)		—	—	—	(1)	51	100	(72)	(488)	(45)
Total long-term debt	$(1,473)	$(163)	(6)	$—	$—	$—	$(751)	$70	$1,565	$(72)	$(824)	$(115)
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

(4)
Transfers out of Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans and credit risk sharing securities issued under our CAS series. Prices for these securities were obtained from multiple third-party vendors or dealers. Transfers out of Level 3 also occurred for mortgage loans for which unobservable inputs used in valuations became less significant. Transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Net interest income” in our condensed consolidated statements of operations and comprehensive income.

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

	Fair Value Measurements as of September 30, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Alt-A private-label securities(2)	$64	Consensus	Default Rate (%)	1.6			1.6
			Prepayment Speed (%)	3.7			3.7
			Severity (%)	61.7			61.7
			Spreads (bps)	266.1			266.1
	251	Discounted Cash Flow	Default Rate (%)	1.5	-	3.0	2.7
			Prepayment Speed (%)	4.0			4.0
			Severity (%)	55.0	-	95.0	88.1
			Spreads (bps)	222.5	-	230.4	229.0
Total Alt-A private-label securities	315
Subprime private-label securities(2)	479	Consensus	Default Rate (%)	4.0	-	10.3	6.5
			Prepayment Speed (%)	1.0	-	4.6	2.3
			Severity (%)	41.8	-	95.0	75.5
			Spreads (bps)	275.0	-	280.0	275.4
	169	Discounted Cash Flow	Default Rate (%)	4.0	-	8.0	5.0
			Prepayment Speed (%)	2.0	-	3.3	2.4
			Severity (%)	60.0	-	78.0	65.2
			Spreads (bps)	203.0	-	300.0	225.7
	48	Other
Total subprime private-label securities	696
Mortgage revenue bonds	563	Discounted Cash Flow	Spreads (bps)	24.5	-	371.8	274.8
	16	Other
Total mortgage revenue bonds	579
Total trading securities	$1,590

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$4	Other
Alt-A private-label securities(2)	598	Consensus	Default Rate (%)	0.4	-	12.2	4.3
			Prepayment Speed (%)	0.2	-	31.8	14.5
			Severity (%)	6.8	-	95.0	66.5
			Spreads (bps)	197.0	-	245.0	242.7
	545	Consensus
	313	Discounted Cash Flow	Default Rate (%)	4.0	-	7.0	4.5
			Prepayment Speed (%)	3.0	-	10.0	5.0
			Severity (%)	50.0	-	85.0	63.5
			Spreads (bps)	201.6	-	481.0	289.2
	38	Other
Total Alt-A private-label securities	1,494
Subprime private-label securities (2)	2,365	Consensus	Default Rate (%)	0.5	-	19.3	7.7
			Prepayment Speed (%)	0.3	-	13.2	3.4
			Severity (%)	14.5	-	95.0	78.5
			Spreads (bps)	245.0	-	280.0	273.7
	774	Consensus
	265	Discounted Cash Flow	Default Rate (%)	5.6	-	12.0	7.8
			Prepayment Speed (%)	1.0	-	4.0	1.9
			Severity (%)	59.0	-	95.0	80.4
			Spreads (bps)	169.4	-	315.0	225.4
	273	Other
Total subprime private-label securities	3,677
Mortgage revenue bonds	1,126	Single Vendor	Spreads (bps)	7.0	-	347.9	62.8
	1,607	Discounted Cash Flow	Spreads (bps)	7.0	-	407.9	275.5
	200	Other
Total mortgage revenue bonds	2,933
Other	737	Consensus	Default Rate (%)	0.0	-	4.6	3.4
			Prepayment Speed (%)	2.5	-	17.4	4.5
			Severity (%)	3.1	-	95.0	67.1
			Spreads (bps)	195.0	-	466.3	334.1
	550	Discounted Cash Flow	Default Rate (%)	0.0	-	4.9	0.2
			Prepayment Speed (%)	0.0	-	2.0	0.1
			Severity (%)	25.0	-	95.0	90.6
			Spreads (bps)	245.0	-	350.0	330.3
	157	Other
Total other	1,444
Total available-for-sale securities	$9,552

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$107	Build-Up	Default Rate (%)	0.0	-	98.8	35.7
			Prepayment Speed (%)	3.0	-	100.0	10.4
			Severity (%)	0.0	-	100.0	38.5
	667	Build-Up
	236	Consensus
	258	Consensus	Default Rate (%)	0.0	-	7.6	3.3
			Prepayment Speed (%)	3.2	-	30.3	5.9
			Severity (%)	20.0	-	95.0	78.8
			Spreads (bps)	243.4	-	278.0	253.5
	71	Other
Total single-family	1,339
Multifamily	161	Build-Up	Spreads (bps)	61.0	-	334.2	161.1
Total mortgage loans	$1,500
Net derivatives	$(115)	Internal Model
	162	Dealer Mark
	13	Other
Total net derivatives	$60
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	Discounted Cash Flow
Of consolidated trusts(4)	(127)	Consensus
	(194)	Consensus	Default Rate (%)	0.0	-	4.0	3.1
			Prepayment Speed (%)	3.5	-	30.3	5.4
			Severity (%)	20.0	-	95.0	78.0
			Spreads (bps)	243.4	-	260.0	254.8
	(250)	Other
Total of consolidated trusts	(571)
Total long-term debt	$(940)

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2014
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$934	Build-Up	Default Rate (%)	0.0	-	99.0	14.9
			Prepayment Speed (%)	3.6	-	99.8	16.3
			Severity (%)	3.4	-	100.0	23.7
	279	Consensus
	402	Discounted Cash Flow	Default Rate (%)	2.7	-	13.1	5.5
			Prepayment Speed (%)	0.1	-	13.5	7.5
			Severity (%)	35.5	-	95.0	61.3
			Spreads (bps)	155.0	-	665.0	227.4
	39	Other
Total single-family	1,654
Multifamily	179	Build-Up	Spreads (bps)	59.0	-	323.4	137.3
Total mortgage loans	$1,833
Net derivatives	$(107)	Internal Model
	150	Dealer Mark
	2	Other
Total net derivatives	$45
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	Discounted Cash Flow
Of consolidated trusts(4)	(219)	Consensus
	(205)	Discounted Cash Flow	Default Rate (%)	2.7	-	11.9	4.0
			Prepayment Speed (%)	0.1	-	100.0	33.4
			Severity (%)	35.5	-	95.0	54.6
			Spreads (bps)	88.0	-	665.0	249.4
	(103)	Other
Total of consolidated trusts	(527)
Total long-term debt	$(890)
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

In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2015 or December 31, 2014. We held $21 million and $93 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014, respectively.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

		Fair Value Measurements (Level 3) as of
	Valuation Techniques	September 30, 2015	December 31, 2014
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$2,251	$110
	Single Vendor	431	—
	Other	2	—
Total mortgage loans held for sale, at lower of cost or fair value		2,684	110
Single-family mortgage loans held for investment, at amortized cost	Internal Model	8,585	16,654
	Other	—	60
Total single-family mortgage loans held for investment, at amortized cost		8,585	16,714
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	90	45
	Asset Manager Estimate	289	580
	Other	7	—
Total multifamily mortgage loans held for investment, at amortized cost		386	625
Acquired property, net:
Single-family	Accepted Offers	620	864
	Appraisals	865	1,509
	Walk Forwards	637	1,173
	Internal Model	970	1,045
	Other	122	191
Total single-family		3,214	4,782
Multifamily	Broker Price Opinions	31	127
	Other	2	13
Total multifamily		33	140
Other assets	Other	27	45
Total nonrecurring assets at fair value		$14,929	$22,416
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of September 30, 2015, these methodologies comprised approximately 75% of our valuations, while accepted offers comprised approximately 20% of our valuations. Based on the number of properties measured as of December 31, 2014, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 19% of our valuations.
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
We have discussions with the pricing vendors as part of our due diligence process in order to maintain a current understanding of the valuation processes and related assumptions and inputs that these vendors use in developing prices. The prices provided to us by third-party pricing services reflect the existence of market reliance upon credit enhancements, if any, and the current levels of liquidity in the marketplace. If we determine that a price provided to us is outside established parameters, we will further examine the price, including having follow-up discussions with the pricing service or dealer. If we conclude that a price is not valid, we will adjust the price for various factors, such as liquidity, bid-ask spreads and credit considerations. All of these procedures are executed before we use the prices in preparing our financial statements.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of September 30, 2015
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$50,196	$34,696	$15,500	$—	$—	$50,196
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,600	—	26,600	—	—	26,600
Trading securities	38,009	26,961	9,458	1,590	—	38,009
Available-for-sale securities	22,007	—	12,455	9,552	—	22,007
Mortgage loans held for sale	3,716	—	178	3,796		3,974
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	213,639	—	26,358	201,369	—	227,727
Of consolidated trusts	2,803,101	—	2,675,444	184,922	—	2,860,366
Mortgage loans held for investment	3,016,740	—	2,701,802	386,291	—	3,088,093
Advances to lenders	5,253	—	4,829	412	—	5,241
Derivative assets at fair value	1,610	—	5,830	197	(4,417)	1,610
Guaranty assets and buy-ups	189	—	—	527	—	527
Total financial assets	$3,164,320	$61,657	$2,776,652	$402,365	$(4,417)	$3,236,257

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$118	$—	$118	$—	$—	$118
Short-term debt:
Of Fannie Mae	95,427	—	95,458	—	—	95,458
Of consolidated trusts	1,391	—	—	1,391	—	1,391
Long-term debt:
Of Fannie Mae	322,031	—	334,007	931	—	334,938
Of consolidated trusts	2,787,396	—	2,827,733	26,613	—	2,854,346
Derivative liabilities at fair value	904	—	11,402	137	(10,635)	904
Guaranty obligations	338	—	—	1,342	—	1,342
Total financial liabilities	$3,207,605	$—	$3,268,718	$30,414	$(10,635)	$3,288,497

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $1.4 billion as of September 30, 2015 and $3.3 billion as of December 31, 2014. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above was $292.0 billion as of September 30, 2015 and $314.0 billion as of December 31, 2014.
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
Fair Value Option
We elected the fair value option for our credit risk sharing debt securities issued under our CAS series and certain loans that contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from such instruments.

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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	September 30, 2015			December 31, 2014
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$14,605	$9,975	$23,143	$15,629	$6,403	$19,483
Unpaid principal balance	14,019	10,104	21,038	15,001	6,512	17,810
__________

(1)
Includes nonaccrual loans with a fair value of $241 million and $240 million as of September 30, 2015 and December 31, 2014, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2015 and December 31, 2014 was $60 million and $75 million, respectively. Includes loans that are 90 days or more past due with a fair value of $269 million and $271 million as of September 30, 2015 and December 31, 2014, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2015 and December 31, 2014 was $52 million and $78 million, respectively.

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

	For the Three Months Ended September 30,
	2015			2014
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$73	$150	$223	$67	$187	$254
Other changes in fair value	(15)	(81)	(96)	(33)	(27)	(60)
Fair value gains, net	$58	$69	$127	$34	$160	$194

	For the Nine Months Ended September 30,
	2015			2014
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$110	$45	$155	$92	$60	$152
Other changes in fair value	(65)	(42)	(107)	461	(364)	97
Fair value gains (losses), net	$45	$3	$48	$553	$(304)	$249
In determining the changes in the instrument-specific credit risk for loans, the changes in the associated credit-related components of these loans, primarily the guaranty obligation, were taken into consideration with the overall change in the fair value of the loans for which we elected the fair value option for financial instruments. In determining the changes in the instrument-specific credit risk for debt, the changes in Fannie Mae debt spreads to LIBOR that occurred during the period were taken into consideration with the overall change in the fair value of the debt for which we elected the fair value option for financial instruments. Specifically, cash flows are evaluated taking into consideration any derivatives through which Fannie Mae has swapped out of the structured features of the notes and thus created a floating-rate LIBOR-based debt instrument. The change in value of these LIBOR-based cash flows based on the Fannie Mae yield curve at the beginning and end of the period represents the instrument-specific credit risk.
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
On October 31, 2014, we reached an agreement in principle with plaintiffs that would resolve this matter on behalf of all parties. The proposed settlement amount did not impact our results of operations or financial condition. On April 17, 2015, plaintiffs filed a motion for preliminary approval of the settlement, which the court granted on May 5, 2015. On August 13, 2015, the court granted final approval of the settlement.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2015, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2015 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2015 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2015 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2015 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2015 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2015 (“Third Quarter 2015 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2015 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Third Quarter 2015 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2015 Form 10-Q and had no objection to our filing the Third Quarter 2015 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since June 30, 2015 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Implementation of New Mortgage Securities Transaction Processing and Accounting Systems
In July 2015, we completed an initiative to simplify and integrate our processing of and accounting for mortgage securities transactions. We implemented a new third-party mortgage securities trading system and a new third-party securities accounting system and data repository. These new systems and enhanced infrastructure replaced legacy applications and systems that were previously used for operational, accounting and financial reporting purposes. In connection with this implementation and related business process changes, we replaced multiple internal controls over financial reporting that were previously considered effective with new or enhanced controls, amended existing controls and, in many cases, removed controls that are no longer applicable. We will continue to monitor and test these new controls for adequate design and operating effectiveness. We believe these changes to our mortgage securities transaction processing and accounting systems will allow us to be more efficient and further strengthen our internal control over financial reporting. These systems were operating during the third quarter of 2015 and were used to prepare our third quarter 2015 condensed consolidated financial statements included in this report.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2014 Form 10-K, our First Quarter 2015 Form 10-Q and our Second Quarter 2015 Form 10-Q. We also provide information regarding material legal proceedings in “Note 16, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. Except for matters that have been settled, we presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2014 Form 10-K, our First Quarter 2015 Form 10-Q or our Second Quarter 2015 Form 10-Q. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and October 2015, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia, the U.S. District Court for the Southern District of Iowa, the U.S. District Court for the Northern District of Iowa, the U.S. District Court for the District of Delaware and the U.S. District Court for the Eastern District of Kentucky against the United States, Treasury and/or FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, as well as to FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury during conservatorship. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages. On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases pending before that court. The plaintiffs in each of the dismissed cases filed a notice of appeal and on October 27, 2014, the U.S. Court of Appeals for the D.C. Circuit consolidated these appeals. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 3, 2015, the U.S. District Court for the Southern District of Iowa dismissed the case pending before it. The matters where Fannie Mae is a named defendant are described below or in “Note 16, Commitments and Contingencies.”
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
Fannie Mae is also a nominal defendant in a case filed against FHFA and Treasury in the U.S. District Court for the District of Delaware: Jacobs v. FHFA, et al., filed on August 17, 2015. The plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements violate Delaware law. The plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae and directly against the government. The plaintiffs have also alleged direct breach of contract claims and breach of fiduciary duty claims against the government. The government has not yet filed a response to the complaint.
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
In the last session of Congress, members of Congress considered several bills to reform the housing finance system, including bills that, among other things, would require Fannie Mae and Freddie Mac to be wound down after a period of time and place certain restrictions on Fannie Mae’s and Freddie Mac’s activities prior to being wound down. A number of bills have also been introduced in the current session of Congress that convened in January 2015 relating to Fannie Mae, Freddie Mac and the housing finance system that could materially affect our business if enacted. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress or FHFA may also consider legislation or regulation aimed at increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury or constraining our business operations. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Business—Housing Finance Reform” in our 2014 Form 10-K and “MD&A—Legislative and Regulatory Developments—Housing Finance Reform” in this report and in our Second Quarter 2015 Form 10-Q for more information about the Administration’s report and paper, and Congressional proposals regarding housing finance reform.
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
In June 2015, FHFA approved an increase in our Chief Executive Officer’s total annual direct compensation target to $4,000,000 effective July 1, 2015. In September 2015, the Senate approved a bill that would suspend the current compensation package of our Chief Executive Officer and reduce his compensation to the level that was in effect as of January 1, 2015. The bill also provides that the Chief Executive Officer’s compensation may not be increased following this reduction if the company is in conservatorship or receivership.  The House Committee on Financial Services approved a similar bill in July 2015.  If this legislation becomes law, our Chief Executive Officer’s total annual direct compensation would be reduced to $600,000 and would be frozen at this level. This amount is more than 90% below the market median of compensation for chief executive officers of companies in our comparator group according to a benchmarking analysis conducted in 2014. As a result, this cap on Chief Executive Officer compensation would negatively affect our ability to retain our Chief Executive Officer and engage in effective succession planning for this critical role.
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
A breach of the security of our systems, or those of third parties with which we do business, including as a result of cyber attacks, could damage or disrupt our business or result in the disclosure or misuse of confidential information, which could damage our reputation, increase our costs and cause losses.
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including confidential or personal information that is subject to privacy laws, regulations or customer-imposed controls. Information security risks for large institutions like us have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state-sponsored actors. From time to time we have been, and likely will continue to be, the target of attempted cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security breaches. To date, we have not experienced any material losses relating to cyber attacks or other information security breaches, but we could suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale and our role in the financial services industry, the outsourcing of some of our business operations, and the current global economic and political environment. As a result, we have increased our investments in the development and enhancement of controls, processes and practices designed to detect and prevent information security threats.
Although we take measures to protect the security of our computer systems, software and networks, our computer systems, software and networks may be vulnerable to cyber attack, breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The occurrence of such an event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information belonging to us, our customers, our counterparties or borrowers that is processed and stored in, and transmitted through, our computer systems and networks, damage to our computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, violation of applicable privacy laws and other laws, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Although we recently obtained insurance coverage relating to cybersecurity risks, our insurance may not be sufficient to provide adequate loss coverage in all circumstances.
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
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended September 30, 2015, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2015.
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

Date: November 5, 2015

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: November 5, 2015

INDEX TO EXHIBITS

Item	Description
3.1
Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 21, 2010 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2015, filed August 6, 2015.)

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

FR024