Form 10-K
period 2015-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2016-02-19
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTC Bulletin Board on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.7 billion.
As of January 31, 2016, there were 1,158,082,750 shares of common stock of the registrant outstanding.

i

TABLE REFERENCE

Table	Description	Page
1	Credit Statistics, Single-Family Guaranty Book of Business	5
2	Single-Family Acquisitions Statistics	6
3	Housing and Mortgage Market Indicators	16
4	Business Segment Revenues	21
5	Multifamily Housing Goals for 2012 to 2014	37
6	2014 Housing Goals Performance	38
7	Summary of Consolidated Results of Operations	74
8	Analysis of Net Interest Income and Yield	75
9	Rate/Volume Analysis of Changes in Net Interest Income	76
10	Fair Value Gains (Losses), Net	77
11	Total Loss Reserves	80
12	Changes in Combined Loss Reserves	81
13	Troubled Debt Restructurings and Nonaccrual Loans	82
14	Credit Loss Performance Metrics	83
15	Credit Loss Concentration Analysis	84
16	Single-Family Business Results	86
17	Multifamily Business Results	89
18	Capital Markets Group Results	91
19	Capital Markets Group’s Mortgage Portfolio Activity	93
20	Capital Markets Group’s Mortgage Portfolio Composition	94
21	Capital Markets Group’s Mortgage Portfolio	95
22	Summary of Consolidated Balance Sheets	96
23	Summary of Mortgage-Related Securities at Fair Value	97
24	Activity in Debt of Fannie Mae	100
25	Outstanding Short-Term Borrowings and Long-Term Debt	102
26	Outstanding Short-Term Borrowings	103
27	Contractual Obligations	104
28	Cash and Other Investments Portfolio	105
29	Fannie Mae Credit Ratings	105
30	Composition of Mortgage Credit Book of Business	111
31	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	113
32	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2015	115
33	Credit Risk Transferred Pursuant to CAS and CIRT Transactions	117
34	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	119
35	Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications by Year	123
36	Delinquency Status and Activity of Single-Family Conventional Loans	124
37	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	126
38	Statistics on Single-Family Loan Workouts	128
39	Single-Family Troubled Debt Restructuring Activity	128
40	Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	129
41	Single-Family Foreclosed Properties	130

Table	Description	Page
42	Single-Family Acquired Property Concentration Analysis	131
43	Multifamily Lender Risk-Sharing	132
44	Multifamily Guaranty Book of Business Key Risk Characteristics	132
45	Mortgage Insurance Coverage	136
46	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	144
47	Derivative Impact on Interest Rate Risk (50 Basis Points)	145

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
We remain in conservatorship and our conservatorship has no specified termination date. We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. In addition, as a result of our agreements with Treasury and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero by 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. Our senior preferred stock purchase agreement with Treasury also includes covenants that significantly restrict our business activities. Congress and the Obama Administration continue to consider options for reform of the housing finance system, including the GSEs. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or actions the Administration or FHFA may take with respect to housing finance reform. The conservatorship, the uncertainty of our future, limitations on executive and employee compensation, and negative publicity concerning the GSEs have had and are likely to continue to have an adverse effect on our ability to retain and recruit well-qualified executives and other employees. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business under “Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future in “Executive Summary—Outlook” and “Risk Factors.” We discuss proposals for housing finance reform that could materially affect our business in “Housing Finance Reform.”

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

EXECUTIVE SUMMARY
Please read this Executive Summary together with our MD&A and our consolidated financial statements as of December 31, 2015 and related notes to the consolidated financial statements.
Overview
We reported net income of $11.0 billion in 2015, compared with net income of $14.2 billion in 2014. See “Summary of Our Financial Performance” below for an overview of our 2015 financial performance. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. For more information regarding our expectations for our future financial performance, see “Outlook—Financial Results” and “Outlook—Revenues” below.
With our expected March 2016 dividend payment to Treasury, we will have paid a total of $147.6 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. See “Treasury Draws and Dividend Payments” and “Outlook—Dividend Obligations to Treasury” below for more information regarding our dividend payments to Treasury.
Our Strategy and Business Objectives
Our vision is to be America’s most valued housing partner and to provide liquidity, access to credit and affordability in all U.S. housing markets at all times, while effectively managing and reducing risk to our business, taxpayers and the housing finance system. In support of this vision, we are focused on:

•	advancing a sustainable and reliable business model that reduces risk to the housing finance system and taxpayers;

•	providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners; and

•	serving customer needs and improving our business efficiency.
Advancing a sustainable and reliable business model that reduces risk to the housing finance system and taxpayers
We have significantly changed our business model since we entered conservatorship in 2008 and our business continues to evolve. We have strengthened our underwriting and eligibility standards, we are moving from a portfolio-focused business to a guaranty-focused business and we are transferring an increasing portion of the credit risk on our guaranty book of business. These changes are transforming our business model and reducing certain risks of our business as compared with our business prior to entering conservatorship.
Stronger Underwriting and Eligibility Standards. Beginning in 2008, we made changes to strengthen our underwriting and eligibility standards that have improved the credit quality of our single-family guaranty book of business and contributed to improvement in our credit performance. See “Single-Family Guaranty Book of Business” below for information on the credit performance of the mortgage loans in our single-family guaranty book of business and on our recent single-family acquisitions.
Moving from a portfolio-focused business to a guaranty-focused business. In recent years, an increasing portion of our net interest income has been derived from the guaranty fees we receive for managing the credit risk on loans underlying our Fannie Mae MBS, rather than from interest income on our retained mortgage portfolio assets. This shift has been driven by both the impact of guaranty fee increases implemented in 2012 and the reduction of our retained mortgage portfolio in accordance with the requirements of our senior preferred stock purchase agreement with Treasury and direction from FHFA. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). In 2015, approximately two-thirds of our net interest income was derived from our guaranty business. As described in more detail in “Outlook—Revenues” below, we expect that guaranty fees will continue to account for an increasing portion of our net interest income.

Transferring a portion of the mortgage credit risk on our single-family book of business. In late 2013, we began entering into credit risk transfer transactions with the goal of transferring, to the extent economically sensible, a portion of the mortgage credit risk on some of the recently-acquired loans in our single-family book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Through 2015, we had transferred a significant portion of the mortgage credit risk on over $500 billion in unpaid principal balance of mortgage loans pursuant to these transactions. We intend to continue to engage in credit risk transfer transactions on an ongoing basis, subject to market conditions. Over time, we expect that a larger portion of our single-family conventional guaranty book of business will be covered by credit risk transfer transactions. See “Helping to Build a Sustainable Housing Finance System” below for a discussion of our credit risk transfer transactions.
Our business also continues to evolve as a result of our many other efforts to build a safer and sustainable housing finance system and to pursue the strategic goals identified by our conservator. See “Helping to Build a Sustainable Housing Finance System” for a discussion of these efforts and FHFA’s strategic goals for our conservatorship.
Providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued to provide reliable, large-scale access to affordable mortgage credit to the U.S. housing market in 2015. We were a leading source of liquidity in the single-family and multifamily markets in 2015. We also continued to help struggling homeowners. In 2015, we provided approximately 122,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
Serving customer needs and improving our business efficiency
We continued our initiatives to better serve our customers’ needs and improve our business efficiency in 2015. These initiatives include continuing to revise and clarify our representation and warranty framework, implementing innovative new and enhanced tools that deliver greater value and certainty to lenders, simplifying our business processes, and updating our infrastructure. We discuss these initiatives in “Serving Customer Needs and Improving Our Business Efficiency” below.
Summary of Our Financial Performance
Comprehensive Income
We recognized comprehensive income of $10.6 billion in 2015, consisting of net income of $11.0 billion, partially offset by other comprehensive loss of $326 million. In comparison, we recognized comprehensive income of $14.7 billion in 2014, consisting of net income of $14.2 billion and other comprehensive income of $530 million. The decrease in 2015 comprehensive income was primarily driven by a shift from credit-related income in 2014 to credit-related expense in 2015 and a decrease in fee and other income, partially offset by lower fair value losses.
We recognized credit-related expense of $834 million in 2015 compared with credit-related income of $3.8 billion in 2014. This shift was primarily driven by a lower benefit for credit losses and higher foreclosed property expense in 2015. The reduction in our benefit for credit losses in 2015 as compared with 2014 was primarily driven by decreases in mortgage interest rates in 2014, which decreased the impairment on our individually impaired loans related to concessions provided on our modified loans and resulted in an increase in our benefit for credit losses in 2014. Changes in interest rates were not a primary driver of our 2015 benefit for credit losses. In addition, although home prices increased in both 2014 and 2015, home price increases had a smaller impact on our benefit for credit losses in 2015 compared with 2014, primarily due to the smaller number of nonperforming loans held for investment in our guaranty book of business in 2015 as compared with 2014. Also contributing to our lower benefit for credit losses in 2015 was our redesignation of certain nonperforming single-family loans from held for investment (“HFI”) to held for sale (“HFS”) in connection with our plans to sell these loans.
We recognized fee and other income of $1.3 billion in 2015 and $5.9 billion in 2014. Our fee and other income was lower in 2015 compared with 2014 primarily due to higher revenue recognized in 2014 as a result of settlement agreements resolving certain lawsuits relating to private-label mortgage-related securities (“PLS”) sold to us.
Fair value losses of $1.8 billion in 2015 and $4.8 billion in 2014 were primarily driven by a decline in longer-term swap rates in 2015 and 2014.
We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and certain securities. The estimated fair value of our derivatives and securities may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads, and implied volatility, as well as activity related to these financial instruments. We use derivatives to manage the interest rate risk exposure of our net portfolio, which consists of our retained mortgage portfolio, cash and other investments portfolio, and our outstanding debt of Fannie Mae. Some of these financial instruments in our net portfolio are not recorded at fair value in our consolidated financial statements, and as a result we may experience accounting gains or losses due to changes in interest rates or other market conditions that may not be indicative of the economic interest rate risk exposure of our net portfolio. See “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” for more information. In addition, our credit-related income or expense can vary substantially from period to period based on factors such as changes in actual and expected home prices, borrower payment behavior, the types and volumes of our loss mitigation activities, the volumes of foreclosures completed, redesignations of loans from HFI to HFS, and fluctuations in mortgage interest rates.
See “MD&A—Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth increased to $4.1 billion as of December 31, 2015 from $3.7 billion as of December 31, 2014 primarily due to our comprehensive income of $10.6 billion during 2015, partially offset by our payments to Treasury of $10.3 billion in senior preferred stock dividends.
The dividend amount payable to Treasury on the senior preferred stock for each dividend period from January 1, 2013 through and including December 31, 2017 is the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was $1.8 billion for dividend periods in 2015 and further decreased to $1.2 billion for dividend periods in 2016. Our expected dividend payment of $2.9 billion for the first quarter of 2016 is calculated based on our net worth of $4.1 billion as of December 31, 2015 less the applicable capital reserve amount of $1.2 billion.
Single-Family Guaranty Book of Business
Credit Performance
In 2015, we continued to acquire loans with strong credit profiles and to execute on our strategies for reducing credit losses, such as helping eligible Fannie Mae borrowers with high loan-to-value (“LTV”) ratio loans refinance into more sustainable loans through the Administration’s Home Affordable Refinance Program® (“HARP®”), offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our real estate owned (“REO”) inventory to appropriately manage costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist struggling homeowners, help stabilize communities and support the housing market.
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

Table 1: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2015	2014	2013
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	1.55%	1.89%	2.38%
Seriously delinquent loan count	267,174	329,590	418,837
Foreclosed property inventory:
Number of properties(3)	57,253	87,063	103,229
Carrying value	$6,608	$9,745	$10,334
Combined loss reserves	$28,325	$36,383	$44,705
During the period:
Credit-related income (expense)(4)	$(1,035)	$3,625	$11,205
Credit losses(5)	$10,731	$5,978	$4,452
REO net sales prices to unpaid principal balance(6)	72%	69%	67%
Short sales net sales price to unpaid principal balance(7)	73%	72%	67%
Loan workout activity (number of loans):
Home retention loan workouts(8)	100,208	130,132	172,029
Short sales and deeds-in-lieu of foreclosure	22,077	34,480	61,949
Total loan workouts	122,285	164,612	233,978
Loan workouts as a percentage of delinquent loans in our guaranty book of business(9)	19.95%	23.20%	29.20%
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

(3)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our consolidated balance sheets as a component of “Other assets.”

(4)	Consists of (a) the benefit (provision) for credit losses and (b) foreclosed property income (expense).

(5)
Consists of (a) charge offs, net of recoveries and (b) foreclosed property expense (income), adjusted to exclude the impact of fair value losses resulting from credit impaired loans acquired from MBS trusts. As discussed in “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics,” our credit losses in 2015 included charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable that we recognized on January 1, 2015 upon our adoption of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) and (2) $1.1 billion in accrued interest receivable that we recognized on January 1, 2015 upon our adoption of a change in accounting policy related to loans placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for additional information.

(6)
Calculated as the amount of sale proceeds received on disposition of REO properties during the respective periods, excluding those subject to repurchase requests made to our sellers or servicers, divided by the aggregate unpaid principal balance of the related loans at the time of foreclosure. Net sales price represents the contract sales price less selling costs for the property and other charges paid by the seller at closing.

(7)
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

(8)
Consists of (a) modifications which do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as troubled debt restructurings (“TDRs”), or repayment plans or forbearances that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 38: Statistics on Single-Family Loan Workouts” in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

(9)	Calculated based on problem loan workouts during the period as a percentage of the average balance of delinquent loans in our single-family guaranty book of business.

Beginning in 2008, we took actions to significantly strengthen our underwriting and eligibility standards to promote sustainable homeownership and stability in the housing market. These actions have improved the credit quality of our book of business and contributed to improvement in our credit performance. For information on the credit risk profile of our single-family guaranty book of business, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.”
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010, and was 1.55% as of December 31, 2015, compared with 1.89% as of December 31, 2014. We continue to experience disproportionately higher serious delinquency rates and credit losses from single-family loans originated in 2005 through 2008 than from loans originated in other years. Single-family loans originated in 2005 through 2008 constituted 10% of our single-family book of business as of December 31, 2015, but constituted 57% of our seriously delinquent single-family loans as of December 31, 2015 and drove 78% of our 2015 single-family credit losses. For information on the credit performance of our single-family book of business based on loan vintage, see “Table 15: Credit Loss Concentration Analysis” in “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” and “Table 37: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis” in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” For information on certain credit characteristics of our single-family book of business based on the period in which we acquired the loans, see “Table 31: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period” in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
We provide additional information on our credit-related expense or income and credit losses in “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense).” We provide more information on the credit performance of mortgage loans in our single-family book of business and our efforts to reduce our credit losses in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” See also “Risk Factors,” where we describe factors that may increase our credit-related expense and credit losses, as well as factors that may adversely affect the success of our efforts to reduce our credit losses.
Recently Acquired Single-Family Loans
Table 2 below displays information regarding our average charged guaranty fee on and select risk characteristics of the single-family loans we acquired in each of the last five years, including HARP acquisitions. Table 2 also displays the volume of our single-family Fannie Mae MBS issuances for these periods, which is indicative of the volume of single-family loans we acquired in these periods.
Table 2: Single-Family Acquisitions Statistics

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Single-family average charged guaranty fee on new acquisitions, net of TCCA fee (in basis points)(1)	50.5	52.9	47.4	32.4	28.8
Single-family Fannie Mae MBS issuances	$472,471	$375,676	$733,111	$827,749	$564,606
Select risk characteristics of single-family conventional acquisitions:(2)
Weighted average FICO® credit score at origination	748	744	753	761	762
FICO credit score at origination less than 660	6%	7%	5%	3%	2%
Weighted average original LTV ratio(3)	75%	77%	76%	75%	69%
Original LTV ratio over 80%(3)(4)	28%	32%	29%	25%	18%
Original LTV ratio over 95%(3)	3%	4%	10%	11%	4%
Loan purpose:
Purchase	45%	52%	30%	21%	24%
Refinance	55%	48%	70%	79%	76%
__________

(1)
Excludes the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”), the incremental revenue from which is remitted to Treasury and not retained by us. Average charged guaranty fee is calculated based on the average contractual fee rate, net of TCCA fee, for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(4)
We purchase loans with original LTV ratios above 80% as part of our mission to serve the primary mortgage market and provide liquidity to the housing finance system. Except as permitted under HARP, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have an LTV ratio over 80%.

As shown in Table 2, our single-family average charged guaranty fee on new acquisitions excluding TCCA fees has increased significantly since 2012. The primary driver of our higher single-family average charged guaranty fees on new acquisitions in 2013, 2014 and 2015, as compared with 2011 and 2012, was guaranty fee increases we implemented in 2012. The single-family average charged guaranty fee on new acquisitions shown in Table 2 excludes the impact of a 10 basis point fee increase we implemented in 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”). This TCCA-related fee is unrelated to our pricing strategy, as the incremental revenue from this fee is remitted to Treasury and not retained by us.
Other factors that impact our average charged guaranty fee on newly-acquired single-family loans are our loan level price adjustments and changes we make to our contractual fee rates. Loan level price adjustments refer to one-time cash fees that we charge at the time we acquire a loan based on its credit characteristics. Loans with higher LTV ratios or lower FICO credit scores generally result in higher loan level price adjustments than loans with lower LTV ratios or higher FICO credit scores. Accordingly, our average charged guaranty fee on new acquisitions varies from period to period based in part on changes in the types of loans we acquire during the periods. For example, our average charged guaranty fee on newly-acquired single-family loans would typically be lower during a period in which we purchased a high volume of non-HARP refinance loans than during a period in which we purchased a high volume of home purchase loans, as non-HARP refinance loans typically have lower LTV ratios than home purchase loans. The contractual fee rates we charge vary to the extent we make changes in our pricing strategy in response to the market and competitive environment. The decrease in our average charged guaranty fee on newly-acquired single-family loans in 2015 as compared with 2014 was driven by a decrease in loan level price adjustments charged on our acquisitions in 2015 and by changes we made in our contractual fee rates.
The single-family loans we acquired in 2015 continued to have a strong credit profile, with a weighted average original LTV ratio of 75% and a weighted average FICO credit score of 748. For more information on the credit risk profile of our single-family conventional loan acquisitions in 2015, 2014 and 2013, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
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
Beginning in September 2015, we implemented guaranty fee changes pursuant to a directive from FHFA. These fee changes included elimination of the 25 basis point adverse market delivery charge that had been assessed on all single-family mortgages purchased by us since 2008 and small, targeted increases in loan level price adjustments for loans with certain risk attributes. We do not expect these guaranty fee changes to result in material changes to our single-family guaranty fee revenue or loan volume.

Providing Access to Credit Opportunities for Creditworthy Borrowers
Pursuant to FHFA’s conservatorship scorecards and our statutory mission, we are continuing to work to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of our applicable credit requirements and risk management practices. As part of this effort, in 2014 we worked with FHFA to revise our eligibility criteria to address a specific segment of creditworthy borrowers—those who can afford a mortgage but who lack resources for a substantial down payment—in a responsible manner by taking into account factors that would compensate for the high LTV ratios of their loans. Specifically, we changed our eligibility requirements to increase our maximum LTV ratio from 95% to 97% for loans meeting certain criteria. In addition, in August 2015 we announced an improved affordable lending product, HomeReadyTM, which is designed for creditworthy borrowers with lower and moderate incomes and provides expanded eligibility for financing homes in designated low-income, minority and disaster-impacted communities. Under our HomeReady guidelines, evidence of income from a non-borrower household member can be considered as a factor to allow a borrower to qualify with a higher debt-to-income ratio for the loan, helping multi-generational and extended households obtain homeownership. HomeReady also permits rental income, such as from a basement apartment, to augment the borrower’s qualifying income. We began acquiring loans under our revised eligibility criteria in December 2014 and under HomeReady in December 2015.
Our eligibility requirements for loans acquired under our revised eligibility criteria and under HomeReady include compensating factors and risk mitigants, which reduce the incidence of loans with multiple higher-risk characteristics. Loans acquired under our revised eligibility criteria and under HomeReady with LTV ratios greater than 95% must be fixed-rate loans and must be underwritten through Desktop Underwriter®, our proprietary automated underwriting system. Desktop Underwriter provides a comprehensive credit risk assessment on loan applications submitted through the system, assessing risks and compensating factors, and identifying loan applications that do not meet our eligibility requirements. HomeReady borrowers are required to complete an online education course preparing them for the home buying process and providing post-purchase support for sustainable homeownership. In addition, we require mortgage insurance or other appropriate credit enhancement for all acquisitions of non-HARP single-family conventional loans with LTV ratios greater than 80%.
In 2015, pursuant to our revised eligibility criteria and HomeReady, we acquired approximately 24,000 single-family loans with 95.01% to 97% LTV ratios from approximately 700 lenders. These loans represented 1% of the single-family loans we acquired in 2015. While we expect the volume of loans we acquire with 95.01% to 97% LTV ratios under these criteria and HomeReady to increase, we expect they will continue to constitute only a small portion of our acquisitions.
Although a higher LTV ratio may indicate that a loan presents a higher credit risk than a loan with a lower LTV ratio, we expect our acquisition of these loans under our revised eligibility criteria and under HomeReady will not materially affect our overall credit risk because we expect that (1) the eligibility requirements these loans must meet will limit their effect on our credit risk and (2) these loans will constitute a small portion of our acquisitions. In addition, we have experience managing the credit risk associated with loans with LTV ratios in this range.
We continue to seek new ways to responsibly expand access to mortgage credit. FHFA’s 2016 conservatorship scorecard specifies that in 2016 we should continue to assess impediments to credit access and develop recommendations to address these barriers.
To the extent we are able to encourage lenders to increase access to mortgage credit, we may acquire a greater number of single-family loans with higher risk characteristics than we acquired in recent periods; however, we expect our single-family acquisitions will continue to have a strong overall credit risk profile given our current underwriting and eligibility standards and product design. We actively monitor the credit risk profile and credit performance of our single-family loan acquisitions, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria accurately reflect the risks associated with loans we acquire or guarantee.
Contributions to the Housing and Mortgage Markets
Liquidity and Support Activities
As a leading provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During 2015, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $516 billion in liquidity to the mortgage market in 2015 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 1,188,000 mortgage refinancings and approximately 954,000 home purchases, and provided financing for approximately 569,000 units of multifamily housing.

•
Our role in the market enables qualified borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided approximately 122,000 loan workouts in 2015 to help homeowners stay in their homes or otherwise avoid foreclosure. Our loan workout efforts have helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 198,000 Refi Plus loans in 2015. Refinancings delivered to us through Refi Plus in the fourth quarter of 2015 reduced borrowers’ monthly mortgage payments by an average of $191.

•
We support affordability in the multifamily rental market. Over 90% of the multifamily units we financed in 2015 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in “Business Segments—Capital Markets.”

2015 Market Share
We estimate that our single-family market share was 28% in both 2015 and 2014. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Our estimate of mortgage originations in prior periods is subject to change as additional data become available; therefore, these market share estimates may change in the future, perhaps materially.
We were one of the largest issuers of mortgage-related securities in the secondary market in 2015, with an estimated market share of new single-family mortgage-related securities issuances of 37%, compared with 40% for 2014. We estimate our market share of new single-family mortgage-related securities issuances was 36% in both the third quarter and fourth quarter of 2015, compared with 40% in the fourth quarter of 2014. Our market share for new single-family mortgage-related securities issuances decreased in 2015 compared with 2014 primarily as a result of competition from Ginnie Mae.
We remained a continuous source of liquidity in the multifamily market in 2015. We owned or guaranteed approximately 19% of the outstanding debt on multifamily properties as of September 30, 2015 (the latest date for which information is available).
Serving Customer Needs and Improving Our Business Efficiency
We are undertaking various initiatives to better serve our customers’ needs and improve our business efficiency. We are committed to providing our lender partners with the products, services and tools they need to serve the market more effectively and efficiently. To further this commitment, we are focused on continuing to revise and clarify our representation and warranty framework, implementing innovative new and enhanced tools that deliver greater value and certainty to lenders, and making our customers’ interactions with us simpler and more efficient.
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

•	Expediting our review of newly acquired performing loans to identify loan defects earlier.

•
Offering lenders new or enhanced innovative tools to help them ensure the quality of the loans they deliver to us, such as our EarlyCheckTM loan verification tool, which enables early validation of loan delivery eligibility, allowing lenders to make corrections and avoid the delivery of ineligible loans.

•	Providing lenders with training and feedback to help them resolve origination issues and reduce loan origination defects.

•
Offering lenders alternatives to repurchasing loans in the event of underwriting defects, including the right to correct loan defects and to propose alternative remedies for our consideration. We also provided lenders specific guidance in October 2015 on what types of loan defects could lead to a repurchase request or an alternative remedy.

•
Announcing in February 2016 a new independent dispute resolution process to resolve disagreements over repurchase requests in a timely fashion when needed. This independent dispute resolution process will be available for loans delivered on and after January 1, 2016.

These actions have significantly reduced uncertainty surrounding lenders’ repurchase risk relating to loans they deliver to us, and our intention is that these actions will encourage lenders to safely expand their lending to a wider range of qualified borrowers. As of December 31, 2015, more than one million loans in our book of business had obtained relief from repurchases for breaches of certain representations and warranties. We continue to work on new ways to reduce or clarify lenders’ repurchase risk. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” for further discussion of changes to our representation and warranty framework and actions we have taken to reduce and clarify lenders’ repurchase risk.
In 2015, we implemented a number of changes designed to help our customers originate mortgages with increased certainty, efficiency and lower costs, including the following:

•
In January 2015, we made Collateral Underwriter® available to lenders at no cost, giving them access to the same appraisal review tool we use so that they can address potential appraisal issues prior to delivering a loan to us.

•	In April 2015, we integrated Collateral Underwriter with our Desktop Underwriter underwriting system, which we believe will enhance our lenders’ risk management and underwriting capabilities.

•
In June 2015, we eliminated fees charged to customers for using Desktop Underwriter and Desktop Originator®, which we expect will allow more lenders to access these systems in their underwriting process.

•
In October 2015, we enhanced our EarlyCheck loan verification tool with additional loan-level data integrity capabilities, to give lenders confidence that the loans they deliver to us have accurate, complete data and meet our requirements.

•	In November 2015, we introduced Fannie Mae ConnectTM, a new self-service portal for lenders to access the data and analytics they need through a one stop source that replaced multiple legacy systems.

•	In December 2015, we launched a new loan delivery platform for lenders that is designed to help lenders deliver loans more efficiently and with greater transparency and certainty.
We continue to focus on improving our business to provide value to customers. For example, we expect to implement additional enhancements to Desktop Underwriter in 2016 to further help our lender customers originate mortgages with increased efficiency and lower costs and to help increase access to credit for creditworthy borrowers, such as incorporating trended credit data and offering third-party validation of specified borrower data.
We are also working on a multi-year effort to improve our business efficiency and agility through simplification of our business processes and enhancements to our infrastructure. Many of these improvements are also designed to enhance our customers’ experience when doing business with us, including making our customers’ interactions with us simpler and more efficient. These efforts include replacing some of our systems with simpler, more automated infrastructure that will enable us to more efficiently process transactions and manage our book of business, as well as to better adapt to industry and regulatory changes in the future. We are also implementing infrastructure improvements to support the integration of our business with the common securitization platform and our ability to issue a single GSE security, which we describe below under “Helping to Build a Sustainable Housing Finance System.”

Helping to Build a Sustainable Housing Finance System
We continue to invest significant resources towards helping to build a safer and sustainable housing finance system, primarily through pursuing the strategic goals identified by our conservator. FHFA’s current strategic goals for our conservatorship are to:

•
Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets.

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market.

•	Build a new single-family infrastructure for use by Fannie Mae and Freddie Mac and adaptable for use by other participants in the secondary market in the future.
Since 2012, FHFA has released annual corporate performance objectives for Fannie Mae and Freddie Mac, referred to as the conservatorship scorecard, which detail specific priorities for implementing FHFA’s strategic goals. FHFA released its 2015 conservatorship scorecard in January 2015, and its 2016 conservatorship scorecard in December 2015. Both FHFA’s 2015 and 2016 conservatorship scorecards include objectives designed to further the goal of reforming the housing finance system. We describe below some of the actions we are taking pursuant to the mandates of the scorecards in order to build the policies and infrastructure for a sustainable housing finance system.
Credit Risk Transfer Transactions. FHFA’s 2015 and 2016 conservatorship scorecards include objectives relating to credit risk transfer transactions. The goal of these transactions is, to the extent economically sensible, to transfer a portion of the existing mortgage credit risk on a portion of recently-acquired loans in our single-family guaranty book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving our scorecard objectives relating to credit risk transfer transactions has been through the issuance of our Connecticut Avenue SecuritiesTM (“CAS”) and our Credit Insurance Risk TransferTM (“CIRTTM”) transactions. These transactions transfer a portion of the mortgage credit risk associated with losses on specified reference pools of single-family mortgage loans to investors in CAS in the case of CAS transactions or to panels of reinsurers or insurers in the case of CIRT transactions. As of December 31, 2015, we had completed a total of nine CAS transactions since the CAS program began in 2013 and seven CIRT transactions since the CIRT program began in 2014. Approximately 15% of the loans in our single-family conventional guaranty book of business as of December 31, 2015, measured by unpaid principal balance, were included in a reference pool for a CAS or CIRT transaction. We have also executed other types of risk sharing transactions in addition to our CAS and CIRT transactions, including structures that transfer first loss risk. In the aggregate, our credit risk transfer transactions completed through year-end 2015 transferred a significant portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $500 billion.
We have transferred a significant portion of the mortgage credit risk on over 95% of the single-family loans we acquired during the twelve months ended November 2014 that were in our targeted loan categories for our credit risk transfer transactions. Loan categories we have targeted for credit risk transfer transactions generally consist of fixed-rate 30-year single-family conventional loans that meet certain credit performance characteristics, are non-Refi Plus and have LTV ratios between 60% and 97%. Based on their characteristics at the time we acquired them, over 50% of the single-family loans we acquired during the twelve months ended November 2014 were included in loan categories we have targeted for credit risk transfer transactions. The portion of our single-family loan acquisitions we include in credit risk transfer transactions can vary from period to period based on market conditions and other factors.
We intend to continue to engage in regular CAS and CIRT transactions on an ongoing basis, subject to market conditions. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions” for more information on these transactions.
Common Securitization Platform. FHFA’s 2015 and 2016 conservatorship scorecards include objectives relating to the development of a common securitization platform that is intended to replace certain elements of Fannie Mae’s and Freddie Mac’s respective proprietary systems for securitizing mortgages and performing associated back office and administrative functions. In October 2013, at the direction of our conservator, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company formed to design, develop, build and ultimately operate the platform. We continue to work with FHFA, Freddie Mac and CSS on building and testing the common securitization platform, as well as on implementing required changes to our systems and operations to integrate with the common securitization platform. In September 2015, FHFA issued “An Update on the Common Securitization Platform,” which provided details on the progress made in developing the platform. FHFA’s 2016 conservatorship scorecard states that FHFA expects both Fannie Mae and Freddie Mac to implement the single security on the common securitization platform in 2018. See “Housing Finance Reform—Conservator Developments” for more information on the progress of the common securitization platform initiative.

Single Security. FHFA’s 2015 and 2016 conservatorship scorecards include objectives relating to the development of a single mortgage-backed security for Fannie Mae and Freddie Mac. In May 2015, FHFA published its initial determinations regarding the key features of the single security structure. During 2015, we, FHFA and Freddie Mac developed a plan to implement the single security. We also worked on a variety of issues relating to the implementation of the single security, including accounting matters, communication planning, industry outreach, risk assessments, privacy matters, legal and contractual issues, and disclosures. See “Housing Finance Reform—Conservator Developments” for more information on the single security and “Risk Factors” for a discussion of the risks to our business associated with a single security for Fannie Mae and Freddie Mac.
Nonperforming Loan Sales. FHFA’s 2015 and 2016 conservatorship scorecards include objectives relating to reducing the number of our severely aged delinquent loans, including through nonperforming loan sales. In March 2015, FHFA announced enhanced requirements for nonperforming loan sales by Fannie Mae and Freddie Mac. In the announcement, the Director of FHFA indicated FHFA’s expectation that, with these enhanced requirements, nonperforming loan sales will result in more favorable outcomes for borrowers and local communities. We completed three nonperforming loan sales in 2015, selling more than 10,000 nonperforming loans with an aggregate unpaid principal balance of $2.1 billion. Our second nonperforming loan sale transaction included a community impact pool of nonperforming loans with an unpaid principal balance of approximately $5 million that was specifically structured to attract diverse participation by non-profits, small investors and minority- and women-owned businesses. We plan to complete additional nonperforming loan sales.
Neighborhood Stabilization Initiative. We are working with FHFA, Freddie Mac and the National Community Stabilization Trust on a neighborhood stabilization initiative that is focused on disposing of Fannie Mae and Freddie Mac REO properties in specified communities across the country where the number of REO properties remains elevated. This initiative began in two communities and was expanded to eighteen metropolitan areas in December 2015. In these areas, community organizations are given the opportunity to purchase foreclosed properties owned by Fannie Mae or Freddie Mac prior to the properties being made publicly available for purchase.
Mortgage Insurance. FHFA’s 2015 conservatorship scorecard includes an objective that we implement final private mortgage insurer eligibility requirements for our counterparties. These reforms are intended to strengthen our mortgage insurer counterparties and reduce the risk to taxpayers of future defaults by mortgage insurers on their obligations to the GSEs. In April 2015, we published updated eligibility standards for approved private mortgage insurers, which were further revised in June 2015 and December 2015. The new standards include enhanced financial requirements and are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. The new standards also set forth enhanced operational performance expectations and define remedial actions that may be imposed should an approved mortgage insurer fail to comply with the revised requirements. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Credit Guarantors—Mortgage Insurers” for additional information on these new standards.
Eligibility Requirements for Seller-Servicers. FHFA’s 2015 conservatorship scorecard includes an objective that we enhance servicer eligibility standards for our counterparties. In May 2015, we and Freddie Mac issued new operational and financial eligibility requirements for our single-family mortgage seller-servicer counterparties. The operational requirements became effective September 1, 2015 and the financial requirements became effective December 31, 2015. These updated eligibility requirements are designed to better address the risks associated with emerging servicer business models and include a new minimum liquidity requirement for non-depository servicers. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Sellers and Servicers” for a description of these new eligibility requirements.
Mortgage Data Standardization Initiatives. FHFA’s 2015 and 2016 conservatorship scorecards include objectives relating to support of mortgage data standardization initiatives. These initiatives are designed to improve the accuracy and quality of loan data through the mortgage lifecycle with the development and implementation of uniform data standards for single-family mortgages.
For more information on FHFA’s 2015 conservatorship scorecard objectives and our performance against these objectives, see “Executive Compensation—Compensation Discussion and Analysis—Determination of 2015 Compensation—Assessment of Corporate Performance on 2015 Conservatorship Scorecard.” For more information on FHFA’s 2016 conservatorship scorecard objectives, see “Housing Finance Reform—Conservator Developments” and our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 17, 2015.
Treasury Draws and Dividend Payments
From 2009 through the first quarter of 2012, we received a total of $116.1 billion from Treasury under the senior preferred stock purchase agreement. This funding provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid triggering mandatory receivership under the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”). In addition, a portion of the $116.1 billion we received from Treasury was drawn to pay dividends to Treasury because, prior to 2013, our dividend payments on the senior preferred stock accrued at an annual rate of 10%, and we were directed by our conservator to pay these dividends to Treasury each quarter even when we did not have sufficient income to pay the dividend. We have not received funds from Treasury under the agreement since the first quarter of 2012. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion.
From 2008 through 2015, we paid a total of $144.8 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis. We expect to pay Treasury a senior preferred stock dividend of $2.9 billion by March 31, 2016 for the first quarter of 2016.
Outlook
Uncertainty Regarding our Future Status. We expect continued significant uncertainty regarding the future of our company and the housing finance system, including how long the company will continue to exist in its current form, the extent of our role in the market, how long we will be in conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, and whether we will continue to exist following conservatorship.
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
Financial Results. Our financial results continued to be strong in 2015, with net income of $11.0 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.
Under the terms of the senior preferred stock, our capital reserve will decline by $600 million each year until it reaches zero in 2018. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our declining capital reserve and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter, particularly as our capital reserve approaches or reaches zero. If that were to occur, we would be required to draw additional funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. See “Risk Factors” for a discussion of the risks associated with our declining capital reserves.
Revenues. We currently have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. In recent years, an increasing portion of our net interest income has been derived from guaranty fees rather than from our retained mortgage portfolio assets, due to the impact of guaranty fee increases implemented in 2012 and the reduction of our retained mortgage portfolio. Approximately two-thirds of our 2015 net interest income was derived from the loans underlying our Fannie Mae MBS in consolidated trusts. The net interest income generated by loans underlying our Fannie Mae MBS in consolidated trusts primarily consists of guaranty fees. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.

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
Dividend Obligations to Treasury. We expect to retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $1.2 billion for each quarter of 2016, will decrease to $600 million in 2017 and will decrease to zero in 2018.
As described in “Legal Proceedings” and “Note 18, Commitments and Contingencies,” several lawsuits have been filed by preferred and common stockholders of Fannie Mae and Freddie Mac against the United States, Treasury and/or FHFA challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac, including challenges to the net worth sweep dividend provisions of the senior preferred stock. We cannot predict the course or the outcome of these lawsuits, or the actions the U.S. government (including Treasury or FHFA) may take in response to any ruling or finding in any of these lawsuits.
Overall Market Conditions. While we expect the single-family serious delinquency rate for the overall mortgage market will continue to decline, we believe the rate of decline will be gradual. According to the Mortgage Bankers Association, 80% of single-family seriously delinquent loans as of September 30, 2015 were originated prior to 2009. We expect the national single-family serious delinquency rate will remain high compared with pre-housing crisis levels because it will take some time for the remaining delinquent loans originated prior to 2009 to work their way through the foreclosure process.
We forecast that total originations in the U.S. single-family mortgage market in 2016 will decrease from 2015 levels by approximately 11% from an estimated $1.69 trillion in 2015 to $1.51 trillion in 2016, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $795 billion in 2015 to $558 billion in 2016.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 5.1% in 2015. We expect the rate of home price appreciation in 2016 to be similar to the rate in 2015. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-backed securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic and political conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $10.7 billion in 2015, up from $5.9 billion in 2014. Our credit losses increased in 2015 compared with 2014 primarily due to our approach to adopting the charge-off provisions of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) on January 1, 2015, a change in our accounting policy for nonaccrual loans, the recognition of losses associated with the redesignation of certain nonperforming single-family loans from HFI to HFS and an increase in operating expenses on our single-family foreclosed properties. Our credit losses for 2015 reflect $2.5 billion in initial charge-offs associated with our approach to adopting the charge-off provisions of the Advisory Bulletin and $1.1 billion in charge-offs relating to the change in accounting policy for nonaccrual loans. We expect our credit losses to be lower in 2016 and future years than our 2015 credit losses, absent further significant redesignations or accounting policy changes. For further information about our implementation of the Advisory Bulletin and our change in accounting policy for nonaccrual loans, see “Note 1, Summary of Significant Accounting Policies.” For further information about our 2015 credit losses as compared with our 2014 credit losses, see “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics.”

Loss Reserves. Our combined loss reserves were $28.6 billion as of December 31, 2015, down from $36.8 billion as of December 31, 2014. Our loss reserves have declined substantially from their peak and are expected to decline further. For a discussion of the factors that contributed to the decline in our loss reserves in 2015, see “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense)” and “MD&A—Consolidated Balance Sheet Analysis—Mortgage Loans.”
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, the level and sources of our future revenues and net interest income, our future dividend payments to Treasury, the level and credit characteristics of, and the credit risk posed by, our future acquisitions, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future single-family loan delinquency rates, future mortgage originations, future refinancings and future home prices. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our guaranty fee revenues and competitive environment; our future serious delinquency rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; future legislative or regulatory requirements or changes that have a significant impact on our business, such as the enactment of housing finance reform legislation; actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do, a requirement that we implement a principal forgiveness program or implementation of a single GSE security; limitations on our business imposed by FHFA, in its role as our conservator or as our regulator; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loans; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the fair value of our assets and liabilities; changes in generally accepted accounting principles (“GAAP”); credit availability; global political risks; natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

RESIDENTIAL MORTGAGE MARKET

The U.S. Residential Mortgage Market
We conduct business in the U.S. residential mortgage market and the global securities market. According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $10.0 trillion of single-family mortgage debt outstanding, was estimated to be approximately $11.0 trillion as of September 30, 2015 (the latest date for which information is available). We owned or guaranteed mortgage assets representing approximately 28% of total U.S. residential mortgage debt outstanding as of September 30, 2015.
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
Housing and Mortgage Market and Economic Conditions
According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 2.4% in both 2015 and 2014. According to the U.S. Bureau of Labor Statistics as of January 2016, the economy created an estimated 2.8 million non-farm jobs in 2015 and 3.0 million non-farm jobs in 2014. The unemployment rate declined to 5.0% in December 2015 from 5.6% in December 2014. In January 2016, non-farm payrolls increased by 151,000 jobs, and the unemployment rate decreased to 4.9%.

The most comprehensive measure of the unemployment rate, which includes those working part-time who would rather work full-time and those not looking for work but who want to work and are available for work, declined to 9.9% in December 2015 from 11.2% in December 2014.
Housing activity improved in 2015 as compared with 2014. Total existing home sales of 5.3 million units in 2015 represent an increase of 6.5% from 2014, compared with a 2.9% decrease in 2014, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 8% of existing home sales in December 2015, compared with 11% in December 2014. According to the U.S. Census Bureau, new single-family home sales increased 14.5% in 2015, after increasing by 1.9% in 2014. Homebuilding activity continued to increase in 2015, as single-family housing starts rose approximately 10% in 2015, compared with an increase of 5% in 2014. Multifamily starts rose approximately 11% in 2015, compared with an increase of 16% in 2014.
At the end of 2015, the number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes were each below their historical average. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 5.2 months as of December 31, 2015, compared with 5.1 months as of December 31, 2014. According to the National Association of REALTORS®, the months’ supply of existing unsold homes was 3.9 months as of December 31, 2015, compared with a 4.4 months’ supply as of December 31, 2014.
The overall mortgage market serious delinquency rate fell to 3.4% as of December 31, 2015, according to the Mortgage Bankers Association’s National Delinquency Survey, its lowest level since the third quarter of 2007, compared with 4.5% as of December 31, 2014. We provide information about Fannie Mae’s serious delinquency rate, which also decreased during 2015, in “Executive Summary—Single-Family Guaranty Book of Business—Credit Performance.”
Despite recent improvement in the housing market and declining delinquency rates, approximately one out of fifteen borrowers was delinquent or in foreclosure during the fourth quarter of 2015, according to the Mortgage Bankers Association National Delinquency Survey.
Table 3 displays several key indicators related to the total U.S. residential mortgage market.
Table 3: Housing and Mortgage Market Indicators(1)

				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Home sales (units in thousands)	5,761	5,377	5,519	7.1%	(2.6)%
New home sales	501	437	429	14.6	1.9
Existing home sales	5,260	4,940	5,090	6.5	(2.9)
Home price change based on Fannie Mae Home Price Index (“HPI”)(2)	5.1%	4.4%	7.9%
Annual average fixed-rate mortgage interest rate(3)	3.9%	4.2%	4.0%
Single-family mortgage originations (in billions)	$1,690	$1,301	$1,866	29.9	(30.3)
Type of single-family mortgage origination:
Refinance share	47%	40%	60%
Adjustable-rate mortgage share	8%	9%	7%
Total U.S. residential mortgage debt outstanding (in billions)(4)	$11,011	$10,874	$10,802	1.3	0.7
__________

(1)
The sources of the housing and mortgage market data in this table are the Federal Reserve Board, the U.S. Census Bureau, the Department of Housing and Urban Development, the National Association of REALTORS® and the Mortgage Bankers Association. Home sales data are based on information available through December 2015. Single-family mortgage originations, as well as refinance shares, are based on February 2016 estimates from Fannie Mae’s Economic & Strategic Research group. The adjustable-rate mortgage share is based on the number of conventional mortgage applications data reported by the Mortgage Bankers Association. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

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

(3)	Based on the annual average 30-year fixed-rate mortgage interest rate reported by Freddie Mac.

(4)	U.S. residential mortgage debt outstanding information for 2015 is provided as of September 30, 2015, the latest date for which information is available.
Based on our home price index, we estimate that home prices on a national basis increased by 5.1% in 2015, following increases of 4.4% in 2014 and 7.9% in 2013. Despite the recent increases in home prices, we estimate that, through December 31, 2015, home prices on a national basis remained 6.0% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Despite the recent increases in home prices, many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their mortgage principal balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc., the number of residential properties with mortgages in a negative equity position in the third quarter of 2015 was approximately 4.1 million, down from 5.2 million in the third quarter of 2014. The percentage of properties with mortgages in a negative equity position in the third quarter of 2015 was 8.1%, down from 10.4% in the third quarter of 2014.
Thirty-year fixed-rate mortgage rates primarily increased during the year, starting at 3.73% for the week of January 8, 2015 and ending at 4.01% for the week of December 31, 2015, according to the Freddie Mac Primary Mortgage Market Survey®.
Although mortgage rates trended up in 2015, the average mortgage rate in 2015 was lower than in 2014, which contributed to an increase in single-family mortgage originations in 2015. We estimate that total single-family mortgage originations increased by approximately 30% to $1.69 trillion in 2015, compared with $1.30 trillion in 2014, and that the amount of single-family mortgage originations that were refinancings increased by approximately 53% to $795 billion in 2015, compared with $518 billion in 2014.
We estimate that the amount of single-family mortgage debt outstanding rose slightly in 2015. As of September 30, 2015 (the latest date for which information is available), total single-family mortgage debt outstanding was $10.0 trillion, an increase of 0.9% from the amount of total single-family mortgage debt outstanding as of September 30, 2014. Total U.S. residential mortgage debt outstanding increased by 1.7% from the third quarter of 2014 to the third quarter of 2015.
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained relatively stable during 2015, despite an increase in new apartment supply. Although the national estimated vacancy level increased toward the end of the year, it remained near historic lows, benefiting from steady rental demand coupled with ongoing job growth and new household formation. Rent growth slowed during the fourth quarter of 2015, but remained positive. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.0% as of December 31, 2015, up from an estimated 4.75% as of September 30, 2015 and the same as the estimated 5.0% as of December 31, 2014.
Effective rents continued to increase during 2015, although the rate of growth slowed in the fourth quarter of 2015. National asking rents increased by an estimated 3.0% in 2015 but only by an estimated 0.25% during the fourth quarter of 2015, compared with an estimated increase of 1.25% in the third quarter of 2015.
Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 165,000 units in 2015, according to preliminary data from Reis, Inc. There was positive net absorption of approximately 34,000 units during the fourth quarter of 2015, compared with approximately 37,000 units during the third quarter of 2015. Although an estimated 276,000 multifamily units were added to the nation’s inventory in 2015, demand remained steady.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas in 2015, and contributed to the ongoing increase in new multifamily construction development. As a result, it is estimated that there will be approximately 384,000 new multifamily units completed in 2016. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas throughout 2016. Nevertheless, we expect the overall national rental market supply and demand to remain in balance over the longer term, based on expected construction completions, expected obsolescence and positive rental household formation trends.

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
In deciding whether and when to exercise our option to purchase a loan from a single-family MBS trust, we consider a variety of factors, including: our legal ability to purchase loans under the terms of the trust documents; whether we have agreed to modify the loan, which we currently cannot do while it remains in trust; our mission and public policy; our loss mitigation strategies and the exposure to credit losses we face under our guaranty; our cost of funds; the impact on our results of operations; relevant market yields; the accounting impact; the administrative costs associated with purchasing and holding the loans; counterparty exposure to lenders that have agreed to cover losses associated with delinquent loans; and general market conditions. The weight we give to these factors changes depending on market circumstances and other factors.
The cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our retained mortgage portfolio is currently less than the cost of advancing delinquent payments to security holders. We generally purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent. During 2015, we purchased delinquent loans with an unpaid principal balance of $13.2 billion from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements.

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
Single-Family
Mortgage acquisitions: Works with our lender customers to acquire single-family mortgage loans through lender swap transactions or, working also with our Capital Markets group, through loan purchases
Credit risk management: Prices and manages the credit risk on loans in our single-family guaranty book of business. Also enters into transactions that transfer a portion of the credit risk on some of the loans in our single-family guaranty book of business
Credit loss management: Works to prevent foreclosures and reduce costs of defaulted single-family loans through home retention solutions and foreclosure alternatives, through management of foreclosures and REO, and through pursuing contractual remedies from lenders, servicers and providers of credit enhancement

Guaranty fees: Compensation for assuming and managing the credit risk on our single-family guaranty book of business
Interest income not recognized: Consists of reimbursement costs for interest income not recognized for loans on nonaccrual status in our retained mortgage portfolio or in consolidated trusts, which are recorded as a reduction to our interest income

Credit-related expense: Consists of the provision for single-family credit losses and foreclosed property expense on loans underlying our single-family guaranty book of business
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Single-Family business operations
TCCA fees: Consists of a portion of our guaranty fees that is remitted to Treasury pursuant to the TCCA. We expect TCCA fees will increase in future periods

Business Segment	Primary Business Activities	Primary Drivers of Revenue	Primary Drivers of Expense
Multifamily
Mortgage securitizations: Works with our lender customers, primarily through our Delegated Underwriting and Servicing, or DUS®, program, to securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS in lender swap transactions
Credit risk management: Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in most multifamily transactions
Credit loss management: Works to prevent foreclosures and reduce costs of defaulted multifamily loans through foreclosure alternatives, through management of foreclosures and REO, and through pursuing contractual remedies from lenders, servicers and providers of credit enhancement
Guaranty fees: Compensation for assuming and managing the credit risk on our multifamily guaranty book of business Fee and other income: Other fees associated with multifamily business activities
Credit-related expense: Consists of the provision for multifamily credit losses and foreclosed property expense on loans underlying our multifamily guaranty book of business
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Multifamily business operations

Capital Markets
Mortgage and other investments: Purchases mortgage assets and invests in non-mortgage interest-earning assets
Mortgage securitizations: Purchases loans from a large group of lenders, securitizes them, and may sell the securities to dealers and investors
Structured mortgage securitizations and other customer services: Issues structured Fannie Mae MBS for customers in exchange for a transaction fee and provides other fee-related services to our lender customers
Interest rate risk management: Manages the interest rate risk on our portfolio by issuing a variety of debt securities in a wide range of maturities and by using derivatives

Net interest income: Generated from the difference between the interest income earned on our interest-earning assets and the interest expense associated with the debt funding those assets
Fee and other income: Compensation received for engaging in structured transactions and providing other lender services. In addition, the substantial majority of fee and other income for 2013 and 2014 consisted of income resulting from settlement agreements resolving certain lawsuits relating to PLS sold to us

Fair value gains and losses: Primarily consists of fair value gains and losses on derivatives, trading securities and other financial instruments
Investment gains and losses: Primarily consists of (1) gains and losses on the sale or securitization of mortgage assets and (2) impairments recognized on our investments
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Capital Markets business operations

Revenues from our Business Segments
Table 4 displays our total net revenues for each of our business segments for each of the last three years. Net revenues include net interest income, guaranty fee income, and fee and other income. Under our segment reporting, the sum of the results for our three business segments does not equal our consolidated statements of operations and comprehensive income, as we separate the activity related to our consolidated trusts from the results generated by our three segments. We also include a reconciling items category to reconcile our business segment financial results and the activity related to our consolidated trusts to net income in our consolidated statements of operations and comprehensive income. For more information about the financial results and performance and total assets of each of our segments, see “MD&A—Business Segment Results” and “Note 12, Segment Reporting.”

Table 4: Business Segment Revenues

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Single-Family	$13,326	$12,332	$11,303
Multifamily	1,612	1,384	1,325
Capital Markets	5,174	11,182	11,659
Reconciling items	2,645	957	2,047
Total	$22,757	$25,855	$26,334
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
A single-family loan is secured by a property with four or fewer residential units. Our Single-Family business and Capital Markets group securitize and purchase primarily conventional (not federally insured or guaranteed) single-family fixed-rate or adjustable-rate, first-lien mortgage loans, or mortgage-related securities backed by these types of loans. We also securitize or purchase loans insured by FHA, loans guaranteed by the VA, loans guaranteed by the Rural Development Housing and Community Facilities Program of the U.S. Department of Agriculture, manufactured housing loans and other mortgage-related securities.
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
We describe the credit risk management process employed by our Single-Family business, with oversight from our Single-Family Enterprise Risk Management group, including its key strategies in managing credit risk and key metrics used in measuring and evaluating our single-family credit risk, in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
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
Single-Family Credit Risk Transfer Transactions
Our Single-Family business has developed risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. The goal of these transactions is, to the extent economically sensible, to transfer a portion of the existing mortgage credit risk on a portion of recently-acquired loans in our single-family guaranty book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. For a discussion of our single-family credit risk transfer transactions, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”
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
Revenues for our Multifamily business are derived from a variety of sources, including: (1) guaranty fees received as compensation for assuming credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our retained mortgage portfolio and on other mortgage-related securities; and (2) other fees associated with multifamily business activities. In addition, our Capital Markets group earns revenue generated from the difference between the interest income earned on the multifamily mortgage loans and securities held in our retained mortgage portfolio and the interest expense associated with the debt that funds those loans and securities, as well as yield maintenance income and revenue related to other market-making activity.
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

•
Lenders: During 2015, we executed multifamily transactions with 28 lenders. Of these, 25 lenders delivered loans to us under our DUS program. In determining whether to partner with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.

•	Loan size: The average size of a loan in our multifamily guaranty book of business is $7 million.

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

•
Borrower and lender alignment: Borrowers are required to contribute equity into multifamily properties on which they borrow, while lenders generally share in any losses realized from the loans that we guarantee.

•
Underwriting process: Multifamily loans require detailed underwriting of the property’s operating cash flow. Our underwriting includes an evaluation of the property’s ability to support the loan, property quality, market and submarket factors, ability to exit at maturity and an initial risk categorization for the loan.

•	Term and lifecycle: In contrast to the standard 30-year single-family residential loan, multifamily loans typically have terms of 5, 7 or 10 years, with balloon payments due at maturity.

•	Prepayment terms: Most multifamily Fannie Mae loans and MBS have protection against prepayments of loans and impose prepayment premiums, consistent with standard commercial investment terms.
Multifamily Mortgage Securitizations
Our Multifamily business generally creates multifamily Fannie Mae MBS in lender swap transactions in a manner similar to our Single-Family business, as described in “Single-Family Business—Single-Family Mortgage Securitizations and Other

Acquisitions.” Our multifamily lender customers typically deliver only one mortgage loan to back each multifamily Fannie Mae MBS. The characteristics of each mortgage loan are used to establish guaranty fees on a risk-adjusted basis. Securitizing a single multifamily mortgage loan into a Fannie Mae MBS facilitates its sale into the secondary market.
We also issue structured transactions backed by multifamily Fannie Mae MBS through the Fannie Mae Guaranteed Multifamily Structures (“Fannie Mae GeMSTM”) program. This provides additional liquidity and stability to the multifamily market, while expanding the investor base for multifamily Fannie Mae MBS.
Delegated Underwriting and Servicing
In an effort to promote product standardization in the multifamily marketplace, in 1988 Fannie Mae initiated the DUS program for acquiring individual multifamily loans.
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

•
To meet the growing need for smaller multifamily property financing, we focus on the acquisition of multifamily loans up to $3 million ($5 million in high cost areas). We acquire these loans primarily from DUS lenders; however, we have also acquired these loans from other financial institutions. Over the years, we have been an active purchaser of these loans from both DUS and non-DUS lenders, and, as of December 31, 2015, they represented 54% of our multifamily guaranty book of business by loan count and 10% based on unpaid principal balance.

•
To serve low- and very low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to providing housing to families earning less than 60% of area median income (as defined by the U.S. Department of Housing and Urban Development (“HUD”)) and are structured to ensure that the low and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2015, this type of financing represented approximately 14% of our multifamily guaranty book of business, based on unpaid principal balance, including $13.3 billion in bond credit enhancements.
Capital Markets
Our Capital Markets group manages our mortgage-related assets and other interest-earning non-mortgage investments. We fund our purchases primarily through proceeds we receive from the issuance of debt securities in the domestic and international capital markets. Our Capital Markets group has primary responsibility for managing the interest rate risk associated with our investments in mortgage assets, with oversight from our Capital Markets Enterprise Risk Management group.
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

Retained Mortgage Portfolio
Revenue from our Capital Markets group is derived primarily from the difference, or spread, between the interest we earn on our mortgage and non-mortgage investments and the interest we incur on the debt we issue to fund these assets. Our Capital Markets revenues are primarily derived from our retained mortgage portfolio. We expect these revenues to continue to decrease over time as the maximum allowable amount of mortgage assets we may own continues to decrease each year through 2018 under our senior preferred stock purchase agreement with Treasury and pursuant to FHFA’s additional request that we cap our mortgage portfolio at 90% of the annual limit under the senior preferred stock purchase agreement. See “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” for more information on the decreasing limits on the amount of mortgage assets we are permitted to hold.
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
The conservatorship has no specified termination date and there continues to be significant uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, how long we will be in conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, and whether we will continue to exist following conservatorship. For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our company and business, as well as the adverse effects of the conservatorship on the rights of holders of our common and preferred stock, see “Risk Factors.”
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
Because we are in conservatorship, our common stockholders currently do not have the ability to elect directors or to vote on other matters. The conservator eliminated common and preferred stock dividends (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship, and we are no longer managed with a strategy to maximize shareholder returns. For additional information about our primary goals, see “Executive Summary—Our Strategy and Business Objectives,” and for additional information about the goals of the conservatorship, see “Executive Summary—Helping to Build a Sustainable Housing Finance System” and “Housing Finance Reform—Conservator Developments.”
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
Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Placement into receivership would likely have a material adverse effect on holders of our common stock and preferred stock, and could have a material adverse effect on holders of our debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. For more information on the risks to our business relating to conservatorship and uncertainties regarding the future of our business, see “Risk Factors.”
Treasury Agreements
On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement, which was amended and restated on September 26, 2008. The amended and restated agreement was subsequently amended on May 6, 2009, December 24, 2009 and August 17, 2012. Unless the context indicates otherwise, references in this report to the senior preferred stock purchase agreement refer to the agreement as amended through August 17, 2012. The terms of the senior preferred stock purchase agreement, senior preferred stock and the warrant discussed below will continue to apply to us even if we are released from conservatorship. See “Risk Factors” for a description of the risks to our business relating to the Treasury agreements, as well as the adverse effects of the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.
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
Senior Preferred Stock
Pursuant to the senior preferred stock purchase agreement, we issued one million shares of senior preferred stock to Treasury on September 8, 2008 with an aggregate initial liquidation preference of $1.0 billion. The stock’s liquidation preference is subject to adjustment. For any dividend period for which dividends are payable, to the extent that dividends are not paid in cash they will accrue and be added to the liquidation preference. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement and any quarterly commitment fees that are either not paid in cash to Treasury or not waived by Treasury will be added to the liquidation preference. Accordingly, the aggregate liquidation preference of the senior preferred stock was $117.1 billion as of December 31, 2015.
Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. Pursuant to the August 2012 amendment to the agreement, beginning in 2013, the method for calculating the amount of dividends for each quarter was changed from an annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock to an amount determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was initially $3.0 billion for dividend periods in 2013 and decreases by $600 million each year until it reaches zero on January 1, 2018. Accordingly, the capital reserve amount was $1.8 billion for dividend periods in 2015 and decreased to $1.2 billion for dividend periods in 2016. The capital reserve amount will be $600 million for dividend periods in 2017. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. As a result of these dividend payment provisions and quarterly directives from our conservator, when we have quarterly earnings that result in a net worth greater than the applicable capital reserve amount, we will pay dividends to Treasury in the next quarter; but if our net worth does not exceed the applicable capital reserve amount as of the end of a quarter, then we will not be required to accrue or pay any dividends in the next quarter. See “Risk Factors” for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock.
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
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition to these exceptions, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part.
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

•
Mortgage Asset Limit. We are restricted in the amount of mortgage assets that we may own. Pursuant to the August 2012 amendment to the agreement, the maximum allowable amount of our mortgage assets was reduced to $650.0 billion on December 31, 2012 and, on each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Our mortgage asset limit under the agreement was $399.2 billion as of December 31, 2015 and will be $339.3 billion as of December 31, 2016. For purposes of the agreement, the definition of mortgage asset is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Based on this definition, our mortgage assets were $345.1 billion as of December 31, 2015. We disclose the amount of our mortgage assets on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our website and announced in a press release.

In 2014, FHFA requested that we cap the portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions. To comply with FHFA’s request, we reduced our mortgage portfolio to $345.1 billion as of December 31, 2015, below the $359.3 billion cap requested by FHFA. See “MD&A—Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our mortgage portfolio.

•
Debt Limit. We are subject to a limit on the amount of our indebtedness. Our debt limit in 2015 was $563.6 billion and in 2016 is $479.0 billion. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. The definition of indebtedness for purposes of our debt cap is based on the par value of each applicable loan and does not reflect the impact of consolidation of variable interest entities. Under this definition, our indebtedness as of December 31, 2015 was $389.5 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our website and announced in a press release.

Annual Risk Management Plan Covenant. We are required to provide an annual risk management plan to Treasury not later than December 15 of each year we remain in conservatorship, beginning in 2012. Each annual risk management plan is required to set out our strategy for reducing our risk profile and to describe the actions we will take to reduce the financial and operational risk associated with each of our business segments. Each plan delivered after the first plan must include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2015.
Lawsuits Challenging the Senior Preferred Stock Purchase Agreements and Conservatorship
Several lawsuits have been filed by preferred and common stockholders of Fannie Mae and Freddie Mac against the United States, Treasury and/or FHFA challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. For a description of these lawsuits, see “Legal Proceedings” and “Note 18, Commitments and Contingencies.”

HOUSING FINANCE REFORM
Overview
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, called for enactment of meaningful structural reforms of Fannie Mae and Freddie Mac, and for the Secretary of the Treasury to submit recommendations to Congress for ending the conservatorships of Fannie Mae and Freddie Mac.

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
In 2013, President Obama publicly discussed the Administration’s housing policy priorities, including a core principle that included winding down Fannie Mae and Freddie Mac through a responsible transition. In 2015, the White House reaffirmed the Administration’s view that housing finance reform should include ending Fannie Mae and Freddie Mac’s business model. Moreover, to lay the groundwork for a future housing finance system, the Administration has advocated for credit risk on loans to be transferred by lenders prior to the acquisition of such loans by Fannie Mae or Freddie Mac (referred to as “front-end” risk transfer). The Administration has also advocated for the common securitization platform to be constructed to serve other market participants, not just Fannie Mae and Freddie Mac.
Legislative Developments
Congress also continues to consider housing finance reform that could result in significant changes in our structure and role in the future. In the first session of the 114th Congress, which convened in January 2015, several bills were introduced and considered in the Senate and the House of Representatives relating to Fannie Mae, Freddie Mac and the housing finance system, two of which were enacted into law. In November 2015, legislation was enacted limiting the compensation of Fannie Mae’s and Freddie Mac’s chief executive officers. For a description of this law, see “Our Charter and Regulation of Our Activities—The GSE Act—Executive Compensation” and “Executive Compensation—Compensation Discussion and Analysis—Impact of Conservatorship and Other Legal Requirements.” In December 2015, as part of a funding bill, Congress enacted a portion of the “Jumpstart GSE Reform Act” prohibiting Treasury from disposing of its Fannie Mae and Freddie Mac senior preferred stock until January 1, 2018, unless legislation is enacted that includes specific instruction for its disposition.
Congress also introduced and considered other bills relating to Fannie Mae, Freddie Mac and the housing finance system in 2015 that have not been enacted into law. For example, in May 2015, the Senate Banking Committee approved the Financial Regulatory Improvement Act of 2015, which contains provisions that would, among other matters:

•
prevent the U.S. government from using increases in Fannie Mae and Freddie Mac guaranty fees to finance government spending, unless a law is enacted to do so and the funds are used to finance secondary mortgage market reforms;

•	prohibit Treasury from disposing of its Fannie Mae and Freddie Mac senior preferred stock unless Congress enacts a law directing it to do so;

•
establish requirements for CSS that include: expanding the CSS Board of Directors to include non-GSE representatives; transitioning ownership of CSS to a private, non-profit entity within five years; and facilitating the issuance of mortgage-backed securities by non-GSE issuers through its platform within three to five years; and

•	require Fannie Mae and Freddie Mac to engage in significant and increasing credit risk sharing transactions, including front-end and first-loss transactions.
We expect Congress to continue to consider legislation relating to the GSEs and housing finance reform in the current congressional session, including conducting hearings and considering legislation that would alter the housing finance system or the activities or operations of the GSEs. There continues to be significant uncertainty regarding the future of our company. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company, including how the uncertain future of our company may adversely affect our ability to retain and recruit well-qualified employees, including our Chief Executive Officer and senior management.
Conservator Developments
FHFA has taken a number of steps as conservator to further the reform of the housing finance system. FHFA’s current strategic goals for Fannie Mae and Freddie Mac’s conservatorships are to:

•
Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets.

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market.

•	Build a new single-family infrastructure for use by Fannie Mae and Freddie Mac and adaptable for use by other participants in the secondary market in the future.
Beginning in 2012, FHFA has released annual corporate performance objectives for Fannie Mae and Freddie Mac, referred to as the conservatorship scorecard, which detail specific priorities for implementing FHFA’s strategic goals. FHFA released its 2015 conservatorship scorecard in January 2015 and its 2016 conservatorship scorecard in December 2015.
Both FHFA’s 2015 and 2016 conservatorship scorecards include objectives relating to the development of a common securitization platform that can be used to perform certain aspects of the securitization process and the development of a single mortgage-backed security for Fannie Mae and Freddie Mac. FHFA’s 2016 conservatorship scorecard states that the common securitization platform and single security are significant multi-year initiatives and FHFA expects these inter-related projects to remain ongoing conservatorship priorities. The 2016 conservatorship scorecard states that FHFA expects both Fannie Mae and Freddie Mac to implement the single security on the common securitization platform in 2018. More information on each of these initiatives is provided below.
Common Securitization Platform. In October 2013, at the direction of our conservator, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC, a jointly owned limited liability company formed to design, develop, build and ultimately operate a common securitization platform. The intended purpose of the common securitization platform is to replace certain elements of Fannie Mae’s and Freddie Mac’s respective proprietary systems for securitizing mortgages and performing associated back office and administrative functions. In addition, FHFA’s 2015 and 2016 conservatorship scorecards specify that the design of the common securitization platform should allow for the integration of additional market participants in the future.
In 2014, Fannie Mae and Freddie Mac executed three agreements relating to the governance and operation of CSS, and appointed a chief executive officer and four members of the CSS Board of Managers, two each from Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac currently provide administrative support services, funding and other resources to CSS. CSS is implementing key corporate processes to enable it to eventually operate as a separate company.
We continue to work with FHFA, Freddie Mac and CSS on building and testing the common securitization platform, as well as on implementing required changes to our systems and operations to integrate with the common securitization platform. In July 2015, we, Freddie Mac and CSS announced the creation of an industry advisory group to provide feedback and share information on efforts to build the common securitization platform and implement the single security. In September 2015, FHFA issued “An Update on the Common Securitization Platform,” which provided details on the progress made in developing the platform.
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

In 2015, we, FHFA and Freddie Mac developed a plan to implement the single security and worked on a variety of issues relating to the implementation of the single security, including accounting matters, communication planning, industry outreach, risk assessments, privacy matters, legal and contractual issues, and disclosures.

One of FHFA’s stated objectives in developing a single security is to reduce the costs to Freddie Mac and taxpayers that result from the difference in liquidity of Fannie Mae MBS and Freddie Mac PCs. We believe the implementation of a single security would likely reduce, and could eliminate, the trading advantage that Fannie Mae MBS have over Freddie Mac PCs. If this occurs, it could adversely affect our financial results. See “Risk Factors” for a discussion of the risks to our business associated with a single security for Fannie Mae and Freddie Mac.
For more information on FHFA’s 2015 conservatorship scorecard objectives and our performance in meeting these objectives, see “Executive Compensation—Compensation Discussion and Analysis—Determination of 2015 Compensation—Assessment of Corporate Performance on 2015 Conservatorship Scorecard.” For more information on FHFA’s 2016 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the SEC on December 17, 2015.

OUR CHARTER AND REGULATION OF OUR ACTIVITIES
Charter Act
Fannie Mae is a shareholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the Charter Act or our charter. The Charter Act sets forth the activities that we are permitted to conduct, authorizes us to issue debt and equity securities, and describes our general corporate powers. The Charter Act also defines our mission of providing liquidity, increasing stability and promoting affordability in the residential mortgage market. Specifically, the Charter Act states that our purposes are to:

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

Loan Standards
Our charter permits us to purchase and securitize mortgage loans secured by either a single-family or multifamily property. Mortgage loans we purchase or securitize must meet the following standards required by the Charter Act.

•
Principal Balance Limitations. Single-family conventional mortgage loans that we purchase or securitize are subject to maximum original principal balance limits, known as “conforming loan limits.” The conforming loan limits are established each year based on the average prices of one-family residences. Since 2006, the national conforming loan limit for mortgages that finance one-family residences has been set at $417,000, with higher limits for mortgages secured by two- to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). Higher loan limits also apply in designated high-cost areas (counties or county-equivalent areas). FHFA provides Fannie Mae with the designated high-cost areas annually. Our charter sets loan limits for high-cost areas up to 150% of the national loan limit ($625,500 for a one-family residence; higher for two- to four-family residences and in the four statutorily-designated states and territories).

The Charter Act does not impose maximum original principal balance limits on loans we purchase or securitize that are insured by FHA or guaranteed by the VA or on multifamily mortgage loans that we purchase or securitize.

•
Loan-to-Value and Credit Enhancement Requirements. The Charter Act generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize that has an LTV ratio over 80% at the time of purchase. Although we do not currently purchase or securitize second lien single-family mortgage loans, the Charter Act requires a second lien mortgage loan to have credit enhancement if the combined LTV ratio exceeds 80%. The credit enhancement required by our charter may take the form of one or more of the following: (1) insurance or a guaranty by a qualified insurer on the portion of the unpaid principal balance of the mortgage that exceeds 80%; (2) a seller’s agreement to repurchase or replace the mortgage in the event of default; or (3) retention by the seller of at least a 10% participation interest in the mortgage. Regardless of LTV ratio, the Charter Act does not require us to obtain credit enhancement to purchase or securitize loans insured by FHA or guaranteed by the VA. In addition, under HARP and in accordance with FHFA direction, we allow our borrowers who have mortgage loans that have note dates prior to

June 2009 with current LTV ratios greater than 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place.
Other Charter Act Provisions
The Charter Act has the following additional provisions.

•
Issuances of Our Securities. We are authorized, upon the approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. Neither the U.S. government nor any of its agencies guarantees, directly or indirectly, our debt or mortgage-related securities.

•
Authority of Treasury to Purchase Our Securities. At the discretion of the Secretary of the Treasury, Treasury may purchase our obligations up to a maximum of $2.25 billion outstanding at any one time.

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

•
Limitations. We may not originate mortgage loans or advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale of the mortgages in the secondary market. In addition, we may only purchase or securitize mortgages on properties located in the United States and its territories.

The GSE Act
As a federally chartered corporation, we are subject to government regulation and oversight. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the 12 Federal Home Loan Banks (“FHLBs”). FHFA was established in July 2008, assuming the duties of our former safety and soundness regulator, the Office of Federal Housing Enterprise Oversight, and our former mission regulator, HUD. HUD remains our regulator with respect to fair lending matters. Our regulators also include the SEC and Treasury.
The GSE Act provides FHFA with safety and soundness authority that is comparable to and in some respects broader than that of the federal banking agencies. Even if we were not in conservatorship, the GSE Act gives FHFA the authority to raise capital levels above statutory minimum levels, regulate the size and content of our portfolio and approve new mortgage products, among other things.
Capital. The GSE Act provides FHFA with broad authority to increase the level of our required minimum capital and to establish capital or reserve requirements for specific products and activities. FHFA also has broad authority to establish risk-based capital requirements, to ensure that we operate in a safe and sound manner and maintain sufficient capital and reserves. During the conservatorship, FHFA has suspended our capital classifications. We continue to submit capital reports to FHFA and FHFA monitors our capital levels. We describe our capital requirements below under “Capital Adequacy Requirements.”
Portfolio. The GSE Act requires FHFA to establish standards governing our portfolio holdings, to ensure that they are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA is also required to monitor our portfolio and, in some circumstances, may require us to dispose of or acquire assets. In 2010, FHFA adopted, as the standard for our portfolio holdings, the portfolio limits specified in the senior preferred stock purchase agreement described under “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements,” as it may be amended from time to time. The rule is effective for as long as we remain subject to the terms and obligations of the senior preferred stock purchase agreement.
New Products and Activities. The GSE Act requires us to request FHFA’s approval before initially offering any new product, subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice before commencing any new activity. In July 2009, FHFA published an interim final rule implementing these provisions of the GSE Act. Subsequently, the then-Acting Director of FHFA concluded that permitting us to engage in new products was inconsistent with the goals of the conservatorship. FHFA therefore instructed us not to submit new product requests under the rule. In December 2015, FHFA stated in the preamble to its proposed rule on the duty to serve underserved markets that we may propose a new product or activity for FHFA’s consideration if we determine that it would facilitate our duty to serve obligations and would be consistent with safety and soundness.
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
FHFA’s final rule on conservatorship and receivership operations for the GSEs, which became effective in July 2011, implements and supplements the procedures and processes set forth in the GSE Act. For example, the final rule clarifies that:

•	the powers of the conservator or receiver include continuing our mission and ensuring that our operations foster liquid, efficient, competitive and resilient national housing finance markets;

•	we are prohibited from making capital distributions while in conservatorship unless authorized by the Director of FHFA; and

•	claims by current or former shareholders (including securities litigation claims) would receive the lowest priority in a receivership.
The rule also provides that FHFA, as conservator, will not pay securities litigation claims against us during conservatorship, unless the Director of FHFA determines it to be in the interest of the conservatorship.
Prudential Management and Operations Standards. As required by the GSE Act, in June 2012, FHFA published a final rule establishing prudential standards relating to the management and operations of Fannie Mae, Freddie Mac and the FHLBs in ten areas: (1) internal controls and information systems; (2) independence and adequacy of internal audit systems; (3) management of market risk exposure; (4) management of market risk—measurement systems, risk limits, stress testing, and monitoring and reporting; (5) adequacy and maintenance of liquidity and reserves; (6) management of asset and investment portfolio growth; (7) investments and acquisitions of assets; (8) overall risk management processes; (9) management of credit and counterparty risk; and (10) maintenance of adequate records. The rule also includes provisions addressing the general responsibilities of boards of directors and senior management. In November 2015, FHFA amended these provisions and designated them as an additional prudential standard in order to clarify that they have the same effect and can be enforced in the same manner as the ten enumerated standards.
Affordable Housing Goals and Duty to Serve. We discuss our affordable housing goals and our duty to serve underserved markets below under “Housing Goals and Duty to Serve Underserved Markets.”
Affordable Housing Allocations. The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. FHFA suspended this requirement in November 2008 and directed us to not set aside or allocate funds until further notice. In December 2014, FHFA terminated this suspension and directed us to begin making contributions to the funds. FHFA’s directive reinstating these contributions requires us to set aside amounts during each fiscal year beginning in fiscal year 2015, and to allocate or otherwise transfer the amounts set aside within 60 days after the end of each fiscal year, unless during such fiscal year we have made a draw from Treasury under the terms of the senior preferred stock purchase agreement or unless such allocation or transfer would cause us to have to make a draw from Treasury under the agreement, in which case we will make no allocation or transfer for that year and the amounts set aside for that year will be reversed. We are prohibited from redirecting or passing through the cost of these allocations to originators of mortgages that we purchase or securitize. Pursuant to FHFA’s directive, we expect to make our first payment of $217 million to the funds on or before February 29, 2016, based on the amount of our new business purchases in 2015.
Executive Compensation. Fannie Mae’s Charter provides that the company has the power to pay compensation to our executives that the Board of Directors determines is reasonable and comparable with the compensation of executives performing similar duties in similar businesses, except that a significant portion of potential compensation must be based on our performance. The GSE Act directs FHFA to prohibit us from providing unreasonable or non-comparable compensation to our executive officers. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the officer during such review. In addition, pursuant to the Stop Trading on Congressional Knowledge Act (the “STOCK Act”) and related regulations issued by FHFA, our senior executives are prohibited from receiving bonuses during any period of conservatorship on or after April 4, 2012.
FHFA is authorized by the GSE Act to prohibit or limit certain golden parachute and indemnification payments to directors, officers and certain other parties. FHFA regulation requires the approval of the Director of FHFA before we may enter into any agreement providing compensation in connection with the termination of an executive officer’s employment. FHFA regulation also generally prohibits us from making golden parachute payments to any current or former director, officer, employee, controlling stockholder or agent of the company during any period in which we are in conservatorship, receivership or other troubled condition unless either a specific exception applies or the Director of FHFA approves the payments.
In November 2015, the Equity in Government Compensation Act of 2015 was enacted. This law directs the Director of FHFA to suspend the compensation packages approved for 2015 for Fannie Mae’s and Freddie Mac’s chief executive officers and, in lieu of such packages, to establish the compensation and benefits that were in effect for such officers as of January 1, 2015. The law also provides that these officers’ compensation and benefits may not thereafter be increased and these restrictions on chief executive officer compensation are applicable as long as Fannie Mae and Freddie Mac are in conservatorship or receivership. In accordance with this law, on December 1, 2015, the Director of FHFA directed Fannie Mae to decrease the total target annual direct compensation of our chief executive officer to $600,000, effective November 25, 2015. For more information on our executive compensation program and regulatory and other legal requirements affecting our executive compensation, see “Executive Compensation.”
Fair Lending. The GSE Act requires the Secretary of HUD to assure that the GSEs meet their fair lending obligations. Among other things, HUD periodically reviews and comments on our underwriting and appraisal guidelines to ensure consistency with the Fair Housing Act.
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
Minimum Capital. Under the GSE Act, we are required to maintain an amount of core capital that equals or exceeds our minimum capital requirement. The GSE Act defines core capital as the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital, and retained earnings, as determined in accordance with GAAP. Our minimum capital requirement is generally equal to the sum of 2.50% of on-balance sheet assets and 0.45% of off-balance sheet obligations. For purposes of minimum capital, FHFA has directed us to continue reporting loans backing Fannie Mae MBS held by third parties based on 0.45% of the unpaid principal balance regardless of whether these loans have been consolidated pursuant to accounting rules. FHFA retains authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities.
Risk-Based Capital. The GSE Act requires FHFA to establish risk-based capital requirements for Fannie Mae and Freddie Mac, to ensure that we operate in a safe and sound manner. Existing risk-based capital regulation under the GSE Act ties our capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and high mortgage default rates. FHFA has stated that it does not intend to publish our risk-based capital level during the conservatorship and has discontinued stress test simulations under the existing rule. We continue to submit detailed profiles of our books of business to FHFA to support FHFA’s monitoring of our business activity and their research into future risk-based capital rules. In addition, as described under “The Dodd-Frank Act—Stress Testing” below, we submit stress test simulations to FHFA pursuant to regulations FHFA implemented under the Dodd-Frank Act.
Critical Capital. The GSE Act also establishes a critical capital requirement, which is the amount of core capital below which we would be classified as “critically undercapitalized.” Under the GSE Act, such classification is a discretionary ground for appointing a conservator or receiver. Our critical capital requirement is generally equal to the sum of 1.25% of on-balance sheet assets and 0.25% of off-balance sheet obligations. FHFA has directed us, for purposes of critical capital, to continue reporting loans backing Fannie Mae MBS held by third parties based on 0.25% of the unpaid principal balance, notwithstanding our consolidation of substantially all of the loans backing these securities. FHFA has stated that it does not intend to publish our critical capital level during the conservatorship.
Housing Goals and Duty to Serve Underserved Markets
We describe below our housing goals that were in place for 2012 to 2014, our performance against those goals in 2014, as well as our new housing goals for 2015 to 2017. We also discuss our duty to serve specified underserved markets.
Housing Goals for 2012 to 2014
In November 2012, FHFA published a final rule establishing the following single-family home purchase and refinance housing goal benchmarks for 2012 to 2014 for Fannie Mae and Freddie Mac. A home purchase mortgage may be counted toward more than one home purchase benchmark.

•
Low-Income Families Home Purchase Benchmark: At least 23% of our acquisitions of single-family owner-occupied purchase money mortgage loans were required to be affordable to low-income families (defined as income equal to or less than 80% of area median income).

•
Very Low-Income Families Home Purchase Benchmark: At least 7% of our acquisitions of single-family owner-occupied purchase money mortgage loans were required to be affordable to very low-income families (defined as income equal to or less than 50% of area median income).

•
Low-Income Areas Home Purchase Goal Benchmark: The benchmark level for our acquisitions of single-family owner-occupied purchase money mortgage loans for families in low-income areas was set annually by notice from FHFA, based on the benchmark level for the low-income areas home purchase subgoal (below), plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families (defined as income equal to or less than 100% of area median income) in designated disaster areas. For 2014, FHFA set the overall low-income areas home purchase benchmark goal at 18%.

•
Low-Income Areas Home Purchase Subgoal Benchmark: At least 11% of our acquisitions of single-family owner-occupied purchase money mortgage loans were required to be affordable to families in low-income census tracts or to moderate-income families in high-minority census tracts.

•	Low-Income Families Refinancing Benchmark: At least 20% of our acquisitions of single-family owner-occupied refinance mortgage loans were required to be affordable to low-income families.
If we did not meet these benchmarks, we could still meet our goals. Our single-family housing goals performance was measured against benchmarks and against goals-qualifying originations in the primary mortgage market after the release of data reported under the Home Mortgage Disclosure Act (“HMDA”), which is typically released each year in the fall. We would be in compliance with the housing goals if we met either the benchmarks or market share measures.
To meet FHFA’s multifamily housing goals for 2012 to 2014, our multifamily business was required to finance a certain number of units affordable to low-income families and a certain number of units affordable to very low-income families. The specific requirements for each year are set forth in Table 5 below. There was no market-based alternative measurement for the multifamily goals.
Table 5: Multifamily Housing Goals for 2012 to 2014

	Goals for
	2012	2013	2014
	(in units)
Affordable to low-income families	285,000	265,000	250,000
Affordable to very low-income families	80,000	70,000	60,000
In December 2015, FHFA determined that we met all of our single-family and multifamily housing goals for 2014. Table 6 displays our performance for 2014 against our single-family housing benchmarks and market share measures, as well as our multifamily housing goals, as validated by FHFA.

Table 6: 2014 Housing Goals Performance

	2014
	Result	Bench-mark	Single-Family Market Level
Single-family housing goals:(1)
Low-income families home purchases	23.5%	23%	22.8%
Very low-income families home purchases	5.7	7	5.7
Low-income areas home purchases	22.7	18	22.1
Low-income and high-minority areas home purchases	15.5	11	15.0
Low-income families refinancing	26.5	20	25.1

	2014
	Result	Goal
	(in units)
Multifamily housing goals:
Affordable to families with income no higher than 80% of area median income	262,050	250,000
Affordable to families with income no higher than 50% of area median income	60,542	60,000

__________

(1)	Our single-family results and benchmarks are expressed as a percentage of the total number of eligible mortgages acquired during the period.
Housing Goals for 2015 to 2017
In September 2015, FHFA published a final rule establishing single-family and multifamily housing goals for Fannie Mae and Freddie Mac for 2015 to 2017.
Single-Family Housing Goals
FHFA adopted the following single-family home purchase and refinance housing goal benchmarks for 2015 to 2017. A home purchase mortgage may be counted toward more than one home purchase benchmark.

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

Under the rule, not all of our single-family loan acquisitions that fall within these categories may be counted towards our housing goals. Certain types of loan acquisitions are excluded, such as single-family government loans and loans for single-family rental properties. In addition, only permanent modifications of mortgages under the Administration’s Home

Affordable Modification Program (“HAMP®”) completed during the year count towards our housing goals; trial modifications are not counted. Moreover, these modifications count only towards our single-family low-income families refinance goal, not any of the home purchase goals. Refinancings under HARP also count toward our single-family low-income families refinancing goal.
If we do not meet these benchmarks, we may still meet our goals. Our single-family housing goals performance is measured against both these benchmarks and against goals-qualifying originations in the primary mortgage market after the release of HMDA data, which is typically released each year in the fall. We will be in compliance with the housing goals if we meet either the benchmarks or market share measures.
Multifamily Housing Goals
FHFA’s final rule also includes a multifamily special affordable housing goal and subgoal, and establishes a new subgoal for small multifamily properties (defined as those with 5 to 50 units) affordable to low-income families. FHFA’s annual multifamily goals and subgoals for 2015 to 2017 are as follows:

•	Low-Income Families Goal: At least 300,000 multifamily units per year must be affordable to low-income families. This is an increase from the goal of 250,000 units that applied for 2014.

•	Very Low-Income Families Subgoal: At least 60,000 multifamily units per year must be affordable to very low-income families. This is the same subgoal that applied for 2014.

•
Small Affordable Multifamily Properties Subgoal: FHFA established a new subgoal for purchases of mortgages on small multifamily properties affordable to low-income families. The subgoal increases each year: 6,000 units in 2015; 8,000 units in 2016; and 10,000 units in 2017.

There is no market-based alternative measurement for the multifamily goal or subgoals.
We will report our performance with respect to the 2015 housing goals in March 2016. FHFA will issue a final determination on our performance after the release of data reported under HMDA later this year.
If we do not meet our housing goals, FHFA determines whether the goals were feasible. If FHFA finds that our goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The housing plan must describe the actions we would take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties.
Duty to Serve
The 2008 Reform Act created the duty to serve underserved markets in order for us and Freddie Mac to “provide leadership to the market in developing loan products and flexible underwriting guidelines to facilitate a secondary market for very low-, low-, and moderate-income families” in three underserved markets: manufactured housing, affordable housing preservation and rural areas.
In December 2015, FHFA published a proposed rule to implement our duty to serve. Under the proposed rule, each of Fannie Mae and Freddie Mac would be required to adopt an underserved markets plan covering a three-year period that sets forth the activities and objectives we will undertake to meet our duty to serve the specified underserved markets. The development of these plans would be subject to a public notice and comment process and the plans would require FHFA’s approval before being adopted. For the manufactured housing market, duty to serve credit would be provided for eligible activities relating to manufactured homes financed as real property and blanket loans for specified categories of manufactured housing communities. For the affordable housing preservation market, duty to serve credit would be provided for eligible activities relating to preserving the affordability of housing for renters and buyers under specified programs enumerated in the GSE Act and other comparable affordable housing programs administered by state and local governments, subject to FHFA approval. Duty to serve credit would also be provided for activities related to existing small (5 to 50 units) multifamily rental properties, energy efficiency improvements on existing multifamily rental and single-family first lien properties, certain shared equity homeownership programs and HUD’s Choice Neighborhoods Initiative and Rental Assistance Demonstration program. For the rural market, duty to serve credit would be provided for eligible activities related to housing in rural areas, including activities serving specified high-needs rural regions and populations. FHFA could also approve duty to serve credit for additional activities identified in our underserved markets plan. Qualifying activities that promote residential economic diversity in one or more underserved markets would also receive duty to serve credit. Under the proposed rule, FHFA would evaluate and rate our performance under our underserved markets plan on an annual basis, and report the results to Congress. If FHFA determines that we failed to meet the requirements of our underserved markets plan and that it was feasible to do so, it may result in the imposition of a housing plan.

As described in “Risk Factors,” actions we may take to meet our housing goals and duty to serve requirements may increase our credit losses and credit-related expense.
The Dodd-Frank Act
The Dodd-Frank Act has significantly changed the regulation of the financial services industry, including requiring new standards related to regulatory oversight of systemically important nonbank financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. The Dodd-Frank Act has directly affected and will continue to affect our business through new and expanded regulatory oversight and standards applicable to us. We are also indirectly affected by provisions of the Dodd-Frank Act and implementing regulations that impact the activities of our customers and counterparties in the financial services industry. We discuss the potential risks to our business resulting from the Dodd-Frank Act in “Risk Factors.” Below we summarize some key provisions of the Dodd-Frank Act, as well as some rules that have been promulgated by various government agencies to implement provisions of the legislation.
Enhanced supervision and prudential standards. The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), chaired by the Secretary of the Treasury, to ensure that all financial companies—not just banks—whose failure could pose a threat to the financial stability of the United States will be subject to strong oversight. Under the Dodd-Frank Act, the FSOC is responsible for designating systemically important nonbank financial companies, while the Federal Reserve Board of Governors is responsible for establishing enhanced prudential standards that will apply to FSOC-designated systemically important nonbank financial companies, as well as to large bank holding companies. Depending on the scope and final form of the Federal Reserve Board’s enhanced standards, and the extent to which they apply to us if we are designated as a systemically important nonbank financial company, or to our customers and other counterparties, their adoption and application could increase our costs, pose operational challenges and adversely affect demand for Fannie Mae debt and MBS. To date, we have received no notification of possible designation as a systemically important nonbank financial company.
Swap Transactions; Minimum Capital and Margin Requirements. The Dodd-Frank Act includes provisions requiring additional regulation of swap transactions. Because we are a user of interest rate swaps, the Dodd-Frank Act requires us, among other items, to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, in October 2015, the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”), FHFA, the Farm Credit Administration and the Office of the Comptroller of the Currency issued a new final rule under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. As this rule is phased in, it will require that, for trades that have not been submitted to a derivatives clearing organization, we collect from and provide to our counterparties collateral in excess of the amounts we have historically collected or provided relative to our level of activity.
Ability to Repay. The Dodd-Frank Act amended the Truth in Lending Act (“TILA”) to require creditors to determine that borrowers have a “reasonable ability to repay” most mortgage loans prior to making such loans. In 2013, the Consumer Financial Protection Bureau (the “CFPB”) issued a final rule under Regulation Z that, among others things, requires creditors to determine a borrower’s “ability to repay” a mortgage loan. If a creditor fails to comply, a borrower may be able to offset a portion of the amount owed in a foreclosure proceeding or recoup monetary damages. The rule offers several options for complying with the ability to repay requirement, including making loans that meet certain terms and characteristics (so-called “qualified mortgages”), which may provide creditors and their assignees with special protection from liability. Generally, a loan will be a qualified mortgage under the rule if, among other things, (1) the points and fees paid in connection with the loan do not exceed 3% of the total loan amount, (2) the loan term does not exceed 30 years, (3) the loan is fully amortizing with no negative amortization, interest-only or balloon features and (4) the debt-to-income ratio on the loan does not exceed 43% at origination. The CFPB also defined a special class of conventional mortgage loans that will be qualified mortgages if they (1) meet the points and fees, term and amortization requirements of qualified mortgages generally and (2) are eligible for sale to Fannie Mae or Freddie Mac. This class of qualified mortgages expires on the earlier of January 10, 2021 or when the GSEs cease to be in conservatorship or receivership.
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
Risk Retention. The Dodd-Frank Act requires financial regulators to jointly prescribe regulations requiring securitizers to retain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. In October 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal

Reserve System, the FDIC, the SEC, FHFA and HUD issued a final rule implementing this credit risk retention requirement. The final rule generally requires securitizers to retain at least 5% of the credit risk of the assets they securitize. The rule offers several compliance options, one of which is to have either Fannie Mae or Freddie Mac (so long as they are in conservatorship or receivership) securitize and fully guarantee the assets, in which case no further retention of credit risk is required. In addition, securities backed solely by mortgage loans meeting the definition of a “qualified residential mortgage” are exempt from the risk retention requirements of the rule. The rule defines “qualified residential mortgage” to have the same meaning as the term “qualified mortgage” as defined by the CFPB in connection with its “ability to repay” rule under Regulation Z discussed above. The final risk retention rule became effective on December 24, 2015 for single-family mortgage loans and will become effective on December 24, 2016 for multifamily mortgage loans. We do not expect any significant changes in our current business practices as a result of the risk retention rule.
TILA-RESPA Integrated Disclosure (“TRID”). The Dodd-Frank Act required the CFPB to streamline and simplify the disclosures required under TILA and the Real Estate Settlement Procedures Act (“RESPA”). In October 2015, the CFPB’s final rule implementing these changes went into effect. Although this rule applies to mortgage originators and is not directly applicable to us, we could face potential liability for certain errors in the new required disclosures in connection with the loans we acquire from lenders. At this time, it is not yet clear what sorts of errors will give rise to liability. Also in October 2015, FHFA directed us and Freddie Mac not to conduct post-purchase loan file reviews for technical compliance with TRID. Consistent with FHFA’s directive, we currently do not intend to exercise our contractual remedies, including requiring the lender to repurchase the loan, for noncompliance with the newly applicable provisions of TRID, except in two limited circumstances: if the required form is not used; or if a particular practice would impair enforcement of the note or mortgage or would result in assignee liability, and a court of law, regulator or other authoritative body has determined that such practice violates TRID. We continue to evaluate the potential impact of this rule on our business.
Stress Testing. The Dodd-Frank Act requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. In September 2013, FHFA issued a final rule implementing the Dodd-Frank Act’s stress test requirements for Fannie Mae, Freddie Mac and the FHLBs. Under the rule, each year we are required to conduct a stress test using three different scenarios of financial conditions provided by FHFA: baseline, adverse and severely adverse. In conducting the stress test, we are required to calculate the impact of the scenario conditions on our capital levels and other specified measures of financial condition and performance over a period of at least nine quarters. The rule requires us to submit the stress test results for the three scenarios to FHFA and the Federal Reserve Board of Governors, as well as to publish the stress test results for the severely adverse scenario by a later date. We submitted our most recent stress test results under this rule to FHFA and the Federal Reserve Board of Governors on February 5, 2015 and published our most recent stress test results for the severely adverse scenario on our website on April 30, 2015.
In November 2015, FHFA amended this stress testing rule to change certain dates associated with the process. For Fannie Mae and Freddie Mac, FHFA’s amendment changed the following: the start date of the stress test cycles changed from October 1 to January 1; the date by which we are required to report our stress test results to FHFA and the Federal Reserve Board of Governors changed from February 5 to May 20; and the date by which we are required to publicly disclose a summary of the stress test results for the severely adverse scenario changed from between April 15 and April 30, to between August 1 and August 15.
Bank Capital and Liquidity Standards
Although we are not subject to banking regulations, our business may be affected by changes to the capital and liquidity requirements applicable to U.S. banks. The capital and liquidity regimes for the U.S. banking industry are currently undergoing significant changes as a result of actions by international bank regulators. In December 2010, the Basel Committee on Banking Supervision issued a set of revisions to the international capital requirements. These revisions, known as Basel III, generally narrow the definition of capital that can be used to meet risk-based standards and raise the amount of capital that must be held. Basel III also introduces new quantitative liquidity requirements. In July 2013, U.S. banking regulators issued a final regulation implementing Basel III’s capital standards. In September 2014, U.S. banking regulators also issued a final regulation setting minimum liquidity standards for large U.S. banks generally in accordance with Basel III standards. See “Risk Factors” for a discussion of how changing regulations applicable to U.S. banks could materially adversely affect demand by banks for our debt and MBS securities in the future.

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
During 2015, approximately 1,200 lenders delivered single-family mortgage loans to us, either for securitization or for purchase. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2015, our top five lender customers, in the aggregate, accounted for approximately 29% of our single-family business volume, down from approximately 33% in 2014. Wells Fargo Bank, N.A., together with its affiliates, was the only customer that accounted for 10% or more of our single-family business volume in 2015, with approximately 13%.
A number of factors impacted our customers in 2015 and affected the volume of business and mix of customers with whom we and our competitors do business. We obtained a smaller portion of our single-family loan acquisitions from large mortgage lenders in the last several years than in prior years as a result of a reduction in the aggregation of third-party mortgage originations among large mortgage originators and other factors. At the same time, we sought and continue to seek to provide liquidity to a broader, more diverse set of mortgage lenders. In addition to the decrease in single-family mortgage seller concentration, in recent years, we have acquired a large portion of our business volume from non-depository sellers. Doing more business with a more diverse set of mortgage lenders has lowered to a degree the significant exposure concentration we have built up with a few large institutions. However, the potentially lower financial strength, liquidity and operational capacity of many of these smaller or non-depository mortgage sellers and servicers compared with larger, depository financial institutions may negatively affect their ability to satisfy their repurchase or compensatory fee obligations or to service the loans on our behalf.
See “Risk Factors” for a discussion of risks relating to our institutional counterparties and our acquisition of a significant portion of our mortgage loans from several large mortgage lenders.

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
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing and eligibility standards, as well as investor demand for our and our competitors’ mortgage-related securities. Our competitive environment also may be affected by many other factors, such as new legislation or regulations. See “Housing Finance Reform,” “Our Charter and Regulation of Our Activities” and “Risk Factors” for information on legislation and regulations that could affect our business and competitive environment.
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

We estimate that our single-family market share was 28% in both 2015 and 2014. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Our estimate of mortgage originations in prior periods is subject to change as additional data become available; therefore, these market share estimates may change in the future, perhaps materially.
We remained one of the largest issuers of mortgage-related securities in the secondary market in 2015. We estimate our market share of new single-family mortgage-related securities issuances was 37% in 2015, compared with 40% for 2014. Our market share for new single-family mortgage-related securities issuances decreased in 2015 compared with 2014 primarily as a result of competition from Ginnie Mae.
We also compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the FHLBs.

EMPLOYEES
As of January 31, 2016, we employed approximately 7,300 personnel, including full-time and part-time employees, term employees and employees on leave.

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website address is www.fanniemae.com. Materials that we file with the SEC are also available from the SEC’s website, www.sec.gov. You may also request copies of any filing from us, at no cost, by calling the Fannie Mae Fixed-Income Securities Helpline at 1-888-BOND-HLP (1-888-266-3457) or 1-202-752-7115 or by writing to Fannie Mae, Attention: Fixed-Income Securities, 3900 Wisconsin Avenue, NW, Area 2H-3N, Washington, DC 20016.
All references in this report to our website addresses or the website address of the SEC are provided solely for your information. Information appearing on our website or on the SEC’s website is not incorporated into this annual report on Form 10-K.

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

•	Our expectation that we will pay Treasury a senior preferred stock dividend for the first quarter of 2016 of $2.9 billion by March 31, 2016;

•
Our expectation that we will retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

•	Our intention to continue to engage in credit risk transfer transactions on an ongoing basis, subject to market conditions;

•	Our expectation that, over time, a larger portion of our single-family conventional guaranty book of business will be covered by credit risk transfer transactions;

•	Our expectation that the guaranty fee changes we implemented in September 2015 will not result in material changes to our single-family guaranty fee revenue or loan volume;

•
Our expectations that the volume of loans we acquire with 95.01% to 97% LTV ratios under our revised eligibility criteria and HomeReady will increase, but that these loans will continue to constitute only a small portion of our acquisitions;

•
Our expectation that our acquisition of 95.01% to 97% LTV ratio loans under our revised eligibility criteria and under HomeReady will not materially affect our overall credit risk because we expect that: (1) our eligibility requirements for these loans will limit their effect on our credit risk; and (2) these loans will constitute a small portion of our acquisitions;

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

•
Our plans to implement additional enhancements to Desktop Underwriter in 2016 and our expectation that these enhancements will further help our lender customers originate mortgages with increased efficiency and lower costs and will help increase access to credit for creditworthy borrowers;

•	FHFA’s expectation that single-family credit risk transfers will continue to be an ongoing conservatorship requirement;

•	FHFA’s expectation that the common securitization platform and single security projects will remain ongoing conservatorship priorities;

•	FHFA’s expectation that Fannie Mae and Freddie Mac will implement the single security on the common securitization platform in 2018;

•	FHFA’s expectation that investors will treat legacy Fannie Mae MBS as fungible with the single securities;

•	FHFA’s expectation that, with the enhanced requirements FHFA announced in March 2015, nonperforming loan sales will result in more favorable outcomes for borrowers and local communities;

•	Our plan to complete additional nonperforming loan sales;

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

•
Our belief that the implementation of a single security for Fannie Mae and Freddie Mac would likely reduce, and could eliminate, the trading advantage Fannie Mae MBS have over Freddie Mac PCs and, if this occurs, it could adversely affect our financial results;

•	Our expectation that the single-family serious delinquency rate for the overall mortgage market will continue to decline, and our belief that the rate of this decline will be gradual;

•
Our expectation that the national single-family serious delinquency rate will remain high compared with pre-housing crisis levels because it will take some time for the remaining delinquent loans originated prior to 2009 to work their way through the foreclosure process;

•
Our forecast that total originations in the U.S. single-family mortgage market in 2016 will decrease from 2015 levels by approximately 11% from an estimated $1.69 trillion in 2015 to $1.51 trillion in 2016;

•	Our forecast that the amount of originations in the U.S. single family mortgage market that are refinancings will decrease from an estimated $795 billion in 2015 to $558 billion in 2016;

•	Our expectation that the rate of home price appreciation in 2016 will be similar to the rate in 2015;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•	Our expectation that our credit losses will be lower in 2016 and future years than our 2015 credit losses, absent further significant redesignations or accounting policy changes;

•	Our expectation that our loss reserves will decline further;

•	The estimate that there will be approximately 384,000 new multifamily units completed in 2016;

•
Our belief that the increase in the supply of multifamily units concentrated in a limited number of metropolitan areas in 2016 will result in a temporary slowdown in net absorption rates, occupancy levels and effective rents in those areas throughout 2016;

•
Our expectation that overall national rental market supply and demand will remain in balance over the longer term, based on expected construction completions, expected obsolescence and positive household formation trends;

•	Our expectation that significant uncertainty regarding the future of our company will continue;

•
Our expectation that Congress will continue to consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution;

•
Our expectation, pursuant to FHFA’s directive, that we will make our first payment of $217 million to specified HUD and Treasury funds on or before February 29, 2016, based on the amount of our new business purchases in 2015;

•	Our expectation that the final risk retention rule under the Dodd-Frank Act will not significantly change our current business practices;

•	Our intention not to exercise our contractual remedies for noncompliance with the newly applicable provisions of TRID except in two limited circumstances;

•
Our expectation that our placement into receivership would likely have a material adverse effect on holders of our common stock and preferred stock, and could have a material adverse effect on holders of our debt securities and Fannie Mae MBS;

•
Our belief that, if we are liquidated, it is unlikely that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock;

•
Our expectation that if there were several high-level employee departures at approximately the same time, our ability to conduct our business would likely be materially adversely affected, which could have a material adverse effect on our results of operations and financial condition;

•	Our expectation that we will continue to devote significant resources to meeting FHFA’s goals for our conservatorship;

•
Our expectation that the common securitization platform and single security initiative and related internal infrastructure upgrades will result in significant changes to our current systems and operations;

•	Our intention to sell our current principal office located at 3900 Wisconsin Ave, NW, Washington, DC, as well as two other Washington, DC office facilities;

•	Our expectation that administrative expenses will be lower in 2016 compared with 2015;

•	Our expectation that the guaranty fees we collect and the expenses we incur under the TCCA will continue to increase in the future;

•
Our expectation that, as we continue to reduce the number of single-family nonperforming loans held for investment in our book of business, changes in home prices will have a lesser impact on our provision for credit losses;

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

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not approach the levels of the December 31, 2015 serious delinquency rates of loans acquired in 2005 through 2008;

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

•
Our expectation that the current performance trend for our interest-only loans and negative-amortizing loans that have recently reset compared to those that are still in the initial period would not continue if interest rates rose significantly;

•
Our belief that retaining special servicers to service some delinquent loan populations that include loans with higher-risk characteristics using high-touch protocols will reduce our future credit losses on the transferred loan portfolio;

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

•	Our assumption that the guaranty fee income generated from our future business activity will largely replace the guaranty fee income lost due to mortgage prepayments;

•	Our expectations regarding our role as HAMP program administrator, including how long we will continue in the role and amounts we will receive from Treasury pursuant to the role; and

•	Our expectation that we will receive full cash payment from only half of our non-governmental financial guarantor counterparties.
Forward-looking statements reflect our management’s, or in some cases FHFA’s, expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues; challenges we face in retaining and hiring qualified executives and other employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of a single GSE security; limitations on our business imposed by FHFA, in its role as our conservator or as our regulator; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the structure and regulation of the financial services industry; credit availability; global political risks; natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and those factors described in “Risk Factors,” as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations.”
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

RISKS RELATING TO OUR BUSINESS
The future of our company is uncertain.
There continues to be significant uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, how long we will be in conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, and whether we will continue to exist following conservatorship. The conservatorship is indefinite in duration and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Termination of the conservatorship, other than in connection with a receivership, requires Treasury’s consent under the senior preferred stock purchase agreement.
In 2011, the Administration released a report to Congress on ending the conservatorships of the GSEs and reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In 2013, the White House released a paper confirming that a core principle of the Administration’s housing policy priorities is to wind down Fannie Mae and Freddie Mac through a responsible transition. In 2015, the White House reaffirmed the Administration’s view that housing finance reform should include ending Fannie Mae and Freddie Mac’s business model.
Last year, Congress continued to consider legislation that could materially affect our business if enacted. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress or FHFA may also consider legislation or regulation aimed at increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury or constraining our business operations. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or other legislation related to our activities. See “Business—Housing Finance Reform” for more information about the Administration’s statements and Congressional proposals regarding housing finance reform.
We may not have sufficient capital reserves to avoid a net worth deficit if we experience a comprehensive loss in a future quarter. If we have a net worth deficit in a future quarter, we will be required to draw funds from Treasury in order to avoid being placed into receivership.
As a result of the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $1.2 billion for each quarter of 2016, will decrease to $600 million in 2017 and will decrease to zero in 2018. Accordingly, our dividend obligations will result in our retaining a limited and decreasing amount of our net worth each year until 2018. Beginning in 2018, we will no longer retain any of our net worth, as the entire amount of our net worth at the end of each quarter will be required to be paid to Treasury.

Because we are permitted to retain only a limited and decreasing amount of capital reserves through 2017, we may not have sufficient reserves to avoid a net worth deficit if we experience a comprehensive loss in a future quarter. In addition, beginning in 2018, we are not permitted to retain any capital reserves against losses in subsequent quarters; therefore, if we have a comprehensive loss for a quarter we will also have a net worth deficit for that quarter. We have experienced and expect to continue to experience volatility in our financial results from period to period due to a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments, such as derivatives and certain securities, that we mark to market through our earnings. Our credit-related income or expense also can vary substantially from period to period based on factors such as changes in actual and expected home prices, borrower payment behavior, the types and volumes of our loss mitigation activities, the volumes of foreclosures completed, redesignations of loans from HFI to HFS, and fluctuations in mortgage interest rates. Accordingly, although we expect to remain profitable on an annual basis for the foreseeable future, the expected volatility in our financial results, which may be significant from quarter to quarter, could result in a net worth deficit in a future quarter, particularly as our capital reserve approaches or reaches zero. Other factors such as changes in accounting standards or legislative actions could result in a net worth deficit in a future quarter. For example, legislation that results in a decrease in the federal corporate income tax rate could result in a substantial reduction of our deferred tax assets. If this were to occur, it could result in a net worth deficit for the quarter in which the reduction occurs.
For any quarter for which we have a net worth deficit, we will be required to draw funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. Accordingly, if we experience multiple quarters of net worth deficits over several years, the amount of remaining funding available under the senior preferred stock purchase agreement could be significantly reduced from its current level.
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
A receivership would terminate the conservatorship. In addition to the powers FHFA has as our conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our shareholders and creditors may have against our assets or under our charter arising from their status as shareholders or creditors, except for their right to payment, resolution or other satisfaction of their claims as permitted under the GSE Act. If we are placed into receivership and do not or cannot fulfill our guaranty to the holders of our Fannie Mae MBS, the MBS holders could become unsecured creditors of ours with respect to claims made under our guaranty, to the extent the mortgage collateral underlying the Fannie Mae MBS is insufficient to satisfy the claims of the MBS holders.
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

Our business and results of operations may be materially adversely affected if we are unable to retain and recruit well-qualified senior executives and other employees. The conservatorship, the uncertainty of our future, limitations on our executive and employee compensation, and negative publicity concerning the GSEs put us at a disadvantage compared to many other companies in attracting and retaining these employees.
Our business processes are highly dependent on the talents and efforts of our senior executives and other employees. The conservatorship, the uncertainty of our future, limitations on executive and employee compensation, and negative publicity concerning the GSEs have had and are likely to continue to have an adverse effect on our ability to retain and recruit well-qualified executives and other employees. Our business is highly complex and we are currently undertaking critical work to help build a sustainable housing finance system; therefore, continuity of our current management team under the leadership of our Chief Executive Officer is important. Turnover in key management positions and challenges in integrating new management could harm our ability to manage our business effectively and successfully finalize the implementation of our and FHFA’s current strategic initiatives, and ultimately could adversely affect our financial performance.
Actions taken by Congress, FHFA and Treasury to date, or that may be taken by them or other government agencies in the future, have had, and may continue to have, an adverse effect on the retention and recruitment of senior executives and other employees. We are subject to significant restrictions on the amount and type of compensation we may pay our executives and other employees under conservatorship. In November 2015, the Equity in Government Compensation Act of 2015 was enacted. This law sets the annual direct compensation of our Chief Executive Officer at $600,000 while we are in conservatorship or receivership. We are also subject to the STOCK Act, which was enacted in April 2012 and includes a provision that prohibits our senior executives from receiving bonuses during any period of conservatorship on or after the date of enactment of the law. In addition, we are unable to offer equity-based compensation. As a result of these restrictions, we have not been able to incent and reward excellent performance with compensation structures that provide upside potential to our executives, which places us at a disadvantage compared to many other companies in attracting and retaining executives. In addition, the uncertainty of potential congressional action with respect to housing finance reform, which may result in the wind-down of the company, also negatively affects our ability to retain and recruit executives and other employees.
In many cases, the amount of compensation we pay our senior executives is significantly less than the compensation of executives in similar roles at many companies in our comparator group. Our inability to increase executive compensation to market levels for the foreseeable future puts us at greater risk of attrition, and also hampers our ability to recruit new executives. Moreover, our inability to offer market-based compensation makes succession planning difficult. In particular, the limit on the annual direct compensation of our Chief Executive Officer to $600,000, which became effective November 25, 2015, may negatively affect our ability to retain our Chief Executive Officer and adversely affects our ability to engage in effective succession planning for this critical role.
We face competition from within the financial services industry and from businesses outside of the financial services industry for qualified executives and other employees. Additionally, an improving economy has put additional pressures on turnover, as attractive opportunities have become available to our executives and other employees. Our competitors for talent are generally not subject to the same limitations on executive compensation. The constraints on our executive compensation could adversely affect our ability to attract and retain qualified candidates.
If we are unable to retain, promote and attract executives and other employees with the necessary skills and talent, we would face increased risks for operational failures. If there were several high-level departures at approximately the same time, our ability to conduct our business would likely be materially adversely affected, which could have a material adverse effect on our results of operations and financial condition.
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
We are subject to significant restrictions on our business activities during conservatorship. We may be prevented by our conservator from engaging in business activities or transactions that we believe would benefit our business and financial results. For example, because FHFA must approve changes to the national loan level price adjustments we charge and can direct us to make other changes to our guaranty fee pricing, our ability to address changing market conditions, pursue certain strategic objectives, or manage the mix of loans lenders choose to deliver to us is constrained. We publish national risk-based loan level price adjustment grids that specify the additional cash fees we charge at the time we acquire a loan based on the credit characteristics of the loan. These fees allow us to price appropriately for the credit risk we assume in providing our guaranty on the loans. We do not have the ability to implement changes to these pricing grids without the approval of FHFA. If the mix of our single-family loan acquisitions changes, and FHFA does not approve requested changes to our pricing grids in response to these changes, it could adversely affect our financial results and condition. In addition, FHFA may direct us to make changes to our guaranty fee pricing that could materially affect our financial results. If FHFA directs us to decrease our guaranty fee pricing, depending on the extent of the decrease, it could result in a significant decrease in our guaranty fee revenues in future periods. If FHFA directs us to increase our guaranty fee pricing, depending on the extent of the increase, it could result in some of our lender customers retaining lower credit risk loans for their portfolio or delivering them to our competitors instead of delivering the loans to us. This could lead to a decrease in our single-family business volume, negatively affect the credit risk profile of our new single-family acquisitions and adversely affect our financial results and condition.
Because we are under the control of our conservator, our business objectives may not be consistent with the investment objectives of our investors. We may be required by our conservator to engage in activities that are operationally difficult, costly to implement or unprofitable, or that may adversely affect our financial results or the credit risk profile of our book of business. FHFA has changed our business objectives significantly since we entered conservatorship, and could make additional changes at any time. Actions we take to meet FHFA’s strategic goals and objectives for our conservatorship could adversely affect our financial results. For example, FHFA’s 2015 and 2016 conservatorship scorecards include objectives relating to the development of a single security for Fannie Mae and Freddie Mac. We believe the implementation of a single GSE security would likely reduce, and could eliminate, the trading advantage Fannie Mae MBS have over Freddie Mac PCs. If this occurs, it could adversely affect our financial results. In addition, FHFA’s 2015 and 2016 conservatorship scorecards include objectives relating to the sale of nonperforming loans in our book of business. These transactions could result in the sale of mortgage loans we hold at prices below the levels recorded in our financial statements or the sale of loans that may be more financially advantageous for us to hold. Moreover, we are devoting significant resources to meeting FHFA’s goals for our conservatorship and expect to continue to do so.
The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own under the agreement. In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. Pursuant to the senior preferred stock purchase agreement, the maximum allowable amount of mortgage assets we were permitted to own as of December 31, 2015 was $399.2 billion, and on each December 31 thereafter, our mortgage assets may not exceed 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year until the amount of our mortgage assets reaches $250 billion. In addition, FHFA has requested that we further cap our mortgage assets each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury.
Actions taken by the conservator and the restrictions set forth in the senior preferred stock purchase agreement could adversely affect our business, results of operations, financial condition, liquidity and net worth.
A number of lawsuits have been filed against the U.S. government relating to the senior preferred stock purchase agreement and the conservatorship. See “Note 18, Commitments and Contingencies” and “Legal Proceedings” for a description of these lawsuits. We cannot predict the course or the outcome of these lawsuits, or the actions the U.S. government (including Treasury or FHFA) may take in response to any ruling or finding in any of these lawsuits. Accordingly, we cannot predict what impact, if any, these lawsuits will have on our business.
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

No voting rights during conservatorship. The rights and powers of our shareholders are suspended during conservatorship. During conservatorship, our common shareholders do not have the ability to elect directors or to vote on other matters unless the conservator delegates this authority to them.
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
We may incur significant credit losses and credit-related expenses on the loans in our mortgage credit book of business, which could materially adversely affect our earnings, financial condition and net worth.
We are exposed to a significant amount of mortgage credit risk on our $3.07 trillion mortgage credit book of business, which includes mortgage assets that back our guaranteed Fannie Mae MBS, mortgage assets in our retained mortgage portfolio and credit enhancements we provide. Borrowers of mortgage loans that we own or guaranty may fail to make required payments of principal and interest on their mortgage loans, exposing us to the risk of credit losses and credit-related expenses.
Although we strengthened our underwriting and eligibility standards in late 2008 and 2009, we continue to have a significant number of mortgage loans in our single-family book of business originated prior to this time with certain characteristics that expose us to greater credit risk than other types of mortgage loans, such as Alt-A loans, interest-only loans and loans with FICO credit scores less than 620. We also have a significant number of loans in our single-family book of business with original LTV ratios greater than 90%, which may pose a higher credit risk than loans with lower LTV ratios. We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” and we present information on our 2015 credit-related expenses and credit losses in “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense).” The credit performance of loans in our book of business could deteriorate in the future, particularly if we experience national or regional declines in home prices, weakening economic conditions or high unemployment, resulting in higher credit losses and credit-related expenses. Increases in our credit-related expenses would reduce our earnings and adversely affect our financial condition and net worth.
While we use certain credit enhancements to mitigate some of our potential future credit losses, these transactions may provide less protection than we expect. Some of the credit enhancements we use, such as mortgage insurance and credit insurance risk transfer transactions, are subject to the risk that the counterparties may not meet their obligations to us. In addition, our credit risk transfer transactions are relatively new, and it is uncertain if there will be adequate demand for these products over the long term to meet our goals for these transactions.

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
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including confidential or personal information that is subject to privacy laws, regulations or customer-imposed controls. Information security risks for large institutions like us have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state-sponsored actors. From time to time we have been, and likely will continue to be, the target of attempted cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security breaches. To date, we have not experienced any material losses relating to cyber attacks, but we could suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our prominent size and scale and our role in the financial services industry, the outsourcing of some of our business operations, and the current global economic and political environment. As a result, we have increased our investments in the development and enhancement of controls, processes and practices designed to prevent, detect and respond to information security threats.

Although we take measures to protect the security of our computer systems, software and networks, our computer systems, software and networks may be vulnerable to cyber attack, breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The occurrence of such an event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event also could result in damage to our computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Although we maintain insurance coverage relating to cybersecurity risks, our insurance may not be sufficient to provide adequate loss coverage in all circumstances.
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
Our concurrent implementation of multiple new initiatives may increase our operational risk and result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting.
We are currently implementing a number of initiatives in furtherance of our goals to better serve our customers’ needs, improve our business efficiency and help to build a sustainable housing finance system, including initiatives implementing FHFA’s conservatorship scorecard objectives. The magnitude of the many new initiatives we are undertaking may increase our operational risk. Many of these initiatives involve significant changes to our business processes, systems and infrastructure, and present significant operational challenges for us. For example, we are working with FHFA and Freddie Mac on a multi-year effort to build a common securitization platform to eventually replace some of our current securitization infrastructure and to issue a single GSE security on this platform. This initiative, in coordination with related internal infrastructure upgrades, is expected to result in significant changes to our current systems and operations, and involves a high degree of complexity. While implementation of each individual initiative creates operational challenges, implementing multiple initiatives during the same time period significantly increases these challenges. Due to the operational complexity associated with these changes and the limited time periods for implementing them, we believe there is a significant risk that implementing these changes could result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period. If this were to occur, we could experience material errors in our reported financial results. In addition, FHFA, Treasury, other agencies of the U.S. government or Congress may require us to take actions in the future that could further increase our operational risk.
We may undertake efforts that adversely affect our business, results of operations, financial condition, liquidity and net worth.
In conservatorship our business is no longer managed with a strategy to maximize shareholder returns while fulfilling our mission. FHFA’s current strategic goals for our conservatorship are described in “Business—Executive Summary—Helping to Build a Sustainable Housing Finance System.” In pursuit of these or other goals prescribed by our conservator, we may take a variety of actions that could adversely affect our economic returns, possibly significantly, such as modifying loans to defer principal, lower the interest rate or extend the maturity; engaging in principal reduction; expanding our underwriting and eligibility requirements to increase access to mortgage credit; or issuing a single GSE security. We are already taking some of these actions. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth.
Other agencies of the U.S. government or Congress also may ask us to undertake significant efforts to support the housing and mortgage markets, as well as struggling homeowners. They may also ask us to take actions in support of other goals. These actions may adversely affect our financial results and condition. For example, in December 2011 Congress enacted the TCCA under which, at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. The revenue generated by this fee increase is paid to Treasury and helps offset the cost of a two-month extension of the payroll tax cut from January 1, 2012 through February 29, 2012. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
We are also required by the GSE Act to undertake efforts in support of the housing market that could adversely affect our financial results and condition. For example, we are subject to housing goals under the GSE Act that require that a portion of the mortgage loans we acquire must be for low- and very-low income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. FHFA’s 2015 to 2017 housing goals include higher benchmarks for most of the goals than those that were applicable for 2014. In addition, the 2008 Reform Act created a new duty to serve very low-, low- and moderate-income families in three underserved markets: manufactured housing, affordable housing preservation and rural areas. FHFA issued a proposed rule to implement these duty to serve requirements in December 2015. If the proposed rule is adopted in its current form, we will be required to make changes to our business and our acquisitions in the future to comply with our new duty to serve obligations. We may take actions to meet our housing goals and duty to serve obligations that could adversely affect our profitability. For example, we may acquire loans that offer lower expected returns on our investment than our other loan acquisitions and that may potentially increase our credit losses and credit-related expenses. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Housing Goals and Duty to Serve Underserved Markets” for more information on our housing goals and duty to serve underserved markets.
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
Credit ratings on our senior unsecured debt, as well as the credit ratings of the U.S. government, are primary factors that could affect our borrowing costs and our access to the debt capital markets. Credit ratings on our debt are subject to revision or withdrawal at any time by the rating agencies. Actions by governmental entities impacting the support we receive from Treasury could adversely affect the credit ratings on our senior unsecured debt. As of December 31, 2015, our long-term debt was rated “AA+” by Standard & Poor’s Ratings Services (“S&P”), “Aaa” by Moody’s Investors Services (“Moody’s”) and “AAA” by Fitch Ratings Limited (“Fitch”).
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
An additional reduction in our credit ratings may also trigger additional collateral requirements under our derivative contracts because a majority of our over-the-counter (“OTC”) derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position as of December 31, 2015 was $2.4 billion, for which we posted collateral of $2.2 billion in the normal course of business. If our senior unsecured debt had been downgraded to AA or Aa1, or even to AA- or Aa2, we would not have been required to post any additional collateral under these agreements as of December 31, 2015. If all of the credit-risk-related contingency features underlying these agreements had been triggered, an additional $257 million would have been required either to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2015. An additional reduction in our credit ratings also could cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivative contracts. Further, an additional reduction in our credit ratings may materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”
One or more of our institutional counterparties may fail to fulfill their contractual obligations to us, resulting in financial losses, business disruption and decreased ability to manage risk.
We routinely execute a high volume of transactions with counterparties in the financial services industry. We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with mortgage servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS; mortgage sellers and servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances; third-party providers of credit enhancement on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, financial guarantors, credit insurance risk transfer counterparties and multifamily lenders with risk sharing arrangements; issuers of investments held in our cash and other investments portfolio; and derivatives counterparties.
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

An institutional counterparty may default in its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, changes in its servicer rating, a reduction in liquidity, operational failures or insolvency. Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business, which could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.
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
A large portion of our single-family guaranty book is serviced by non-depository servicers. The potentially lower financial strength, liquidity and operational capacity of non-depository mortgage sellers and servicers compared with depository mortgage sellers and servicers may negatively affect their ability to satisfy their repurchase or compensatory fee obligations or to service the loans on our behalf. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers.
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
We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. Although the financial condition of our primary mortgage insurer counterparties currently approved to write new business continued to improve during 2015, there is still risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies.
In addition, three of our mortgage insurer counterparties who are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 70% of claims under its mortgage insurance policies in cash and is deferring the remaining 30%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us its previously outstanding deferred payment obligations; however, RMIC has not paid us interest on its deferred payment obligations and remains in run-off and under the supervisory control of its state regulator. PMI, Triad and RMIC provided a combined $10.1 billion, or 9%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2015.

On at least a quarterly basis, we assess our mortgage insurer counterparties’ respective abilities to fulfill their obligations to us, and our loss reserves take into account this assessment. If our assessment indicates their ability to pay claims has deteriorated significantly or if our projected claim amounts have increased, it could result in an increase in our loss reserves and our credit losses.
The loss of business volume from a key lender customer could adversely affect our business and result in a decrease in our revenues, especially if we are unable to replace the business volume that customer provided to us.
Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire a significant portion of our mortgage loans from several large mortgage lenders, with our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounting for approximately 29% of our single-family business acquisition volume in 2015. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is important to our business. To the extent a key lender customer significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our revenues. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.
Our reliance on third parties to service our mortgage loans may impede our efforts to keep people in their homes and adversely affect the re-performance rate of loans we modify.
Mortgage servicers, or their agents and contractors, typically are the primary point of contact for borrowers on our loans. We rely on these mortgage servicers to identify and contact troubled borrowers as early as possible, to assess the situation and offer appropriate options for resolving the problem and to successfully implement a solution. Over the past few years, the demands placed on experienced mortgage loan servicers to service delinquent loans have increased significantly across the industry. As a result, mortgage servicers may not be successful in conducting their servicing activities in a manner that fully accomplishes our objectives within the timeframe we desire. Further, our servicers have advised us that they have not been able to reach many of the borrowers who may need help with their mortgage loans even when repeated efforts have been made to contact the borrower.
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
In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. In April 2011, federal banking regulators and FHFA announced that they were taking enforcement action against MERS and MERSCORP to address significant weaknesses in, among other things, oversight, management supervision and corporate governance at MERS and MERSCORP that were uncovered as part of the regulators’ review of mortgage servicers’ foreclosure processing. Failures by MERS or MERSCORP to apply prudent and effective process controls and to comply with legal and other requirements could pose counterparty, operational, reputational and legal risks for us. If investigations or new regulation or legislation restricts servicers’ use of MERS, our counterparties may be required to record all mortgage transfers in land records, incurring additional costs and time in the recordation process. The enforcement action and legal challenges against MERS and MERSCORP remain ongoing. The outcome of this enforcement action and these legal challenges could adversely affect our business, results of operations or financial condition.
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
Our material weakness relates specifically to the impact of the conservatorship on our disclosure controls and procedures. Because we are under the control of FHFA, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Because FHFA currently functions as both our regulator and our conservator, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures relating to information known to FHFA. As a result, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our financial statements. Given the structural nature of this material weakness, we do not expect to remediate this weakness while we are under conservatorship. See “Controls and Procedures” for further discussion of management’s conclusions on our disclosure controls and procedures and internal control over financial reporting.
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
We have identified two of our accounting policies as being critical to the presentation of our financial condition and results of operations. These accounting policies are described in “MD&A—Critical Accounting Policies and Estimates.” We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.
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
Many of our accounting methods involve substantial use of models. Models are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our actual results could differ significantly from those generated by our models. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, perhaps significantly.
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
Given the challenges of predicting future behavior, management judgment is used at every stage of the modeling process, from model design decisions regarding core underlying assumptions, to interpreting and applying final model output. To control for these inherent imperfections, our models are validated by an independent model risk management team within our Enterprise Risk Division and are subject to control requirements set by our model risk policies.
When market conditions change quickly and in unforeseen ways, there is an increased risk that the model assumptions and data inputs for our models are not representative of the most recent market conditions. Under such circumstances, we must rely on management judgment to make adjustments or overrides to our models. A formal model update is typically an extensive process that involves basic research, testing, independent validation and production implementation. In a rapidly changing environment, it may not be possible to update existing models quickly enough to properly account for the most recently available data and events. Management adjustments to modeled results are applied within the confines of the governance structure provided by a combination of our model risk management team and our finance and risk committees.
If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management decisions, including decisions affecting loan purchases, management of credit losses, guaranty fee pricing, and asset and liability management. Any of these decisions could adversely affect our businesses, results of operations, liquidity, net worth and financial condition. Furthermore, strategies we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable.
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
Our business is subject to laws and regulations that restrict our activities and operations, which limit our ability to diversify our business and may prohibit us from undertaking activities that management believes would benefit our business.
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
The Charter Act defines our permissible business activities. For example, we may not originate mortgage loans or purchase single-family loans in excess of the conforming loan limits, and our business is limited to the U.S. housing finance sector. In addition, as described in a previous risk factor, our business activities are subject to significant restrictions as a result of the conservatorship and the senior preferred stock purchase agreement. As a result of these limitations on our ability to diversify our operations, our financial condition and results of operations depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. Weak or unstable conditions in the housing market can therefore have a significant adverse effect on our results of operations, financial condition and net worth.
Our business and financial results could be materially adversely affected by legal or regulatory proceedings.
We are a party to various claims and other legal proceedings. We also have been, and in the future may be, involved in government investigations. We may be required to establish accruals and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations or proceedings, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Any legal proceeding or governmental investigation, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. In addition, certain of our current and former employees are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings.
Developments in, outcomes of, impacts of, and costs, expenses, settlements and judgments related to these legal proceedings and governmental investigations may differ from our expectations and exceed any amounts for which we have accrued or require adjustments to such accruals. In addition, responding to these matters could divert significant internal resources away from managing our business.

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

RISKS RELATING TO OUR INDUSTRY
Our business and financial results are affected by general economic conditions, particularly home prices and employment trends, and a deterioration of economic conditions or the financial markets may materially adversely affect our results of operations, net worth and financial condition.
Our business is significantly affected by the status of the U.S. economy, particularly home prices and employment trends. Although the U.S. economy has continued to gradually improve, economic growth and improvement in the housing market have been modest. A prolonged period of slow growth in the U.S. economy or any deterioration in general economic conditions or the financial markets could materially adversely affect our results of operations, net worth and financial condition. For example, if home prices decrease or the unemployment rate increases, it could result in significantly higher levels of credit losses and credit-related expense.
Global economic conditions can also adversely affect our business and financial results. Changes or volatility in market conditions resulting from deterioration in or uncertainty regarding global economic conditions can adversely affect the value of our assets, which could materially adversely affect our results of operations, net worth and financial condition. For example, concerns about economic conditions in China resulted in a significant decline in interest rates in the third quarter of 2015. This decline in interest rates contributed to the fair value losses on our derivatives in the third quarter of 2015.
Global economic conditions also could negatively affect the credit performance of the loans in our book of business. For example, the decline in global oil prices is negatively affecting economic conditions in some areas of the United States with a high concentration of jobs related to oil production. Weaker economic conditions resulting from a sustained decline in oil prices could result in higher levels of delinquencies on the loans we own or guarantee in these areas, which could negatively affect our credit-related expense and credit losses in the future.
Volatility or uncertainty in global political conditions also can significantly affect economic conditions and the financial markets. We describe above the risks to our business posed by changes in interest rates and changes in spreads. In addition, as described above, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position.
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
Mortgage interest rates also affect our business volume. Rising interest rates generally result in fewer mortgage originations, particularly for refinances. An increase in interest rates, particularly if the increase is sudden and steep, could significantly reduce our business volume. Significant reductions in our business volume could adversely affect our results of operations and financial condition. In December 2015, the Federal Reserve raised the target range for the federal funds rate for the first time since 2006, and noted that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate. However, the Federal Reserve may change its approach in the future. Moreover, the Federal Reserve’s federal funds rate path is not the only factor that affects long-term interest rates. Accordingly, our business remains subject to the risk of sudden and steep interest rate increases.
A reduction or end to the Federal Reserve’s acquisition of agency mortgage-backed securities could adversely affect our business, results of operations, financial condition, liquidity and net worth.
In recent years, the Federal Reserve has purchased a significant amount of mortgage-backed securities issued by us, Freddie Mac and Ginnie Mae. The Federal Reserve began to taper these purchases in January 2014 and concluded its asset purchase program in October 2014. Since concluding its asset purchase program, the Federal Reserve has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities; therefore, it has continued to purchase a significant amount of agency mortgage-backed securities. In a statement issued in January 2016, the Federal Reserve indicated that it anticipates maintaining its current reinvestment policy “until normalization of the level of the federal funds rate is well under way.” Any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities, or possible future sales of mortgage-backed securities by the Federal Reserve, could result in increases in mortgage interest rates, adversely affect our business volume and reduce demand for Fannie Mae MBS, which could adversely affect our business, results of operations, financial condition, liquidity and net worth.
Changing regulations applicable to U.S. banks could materially adversely affect demand by banks for our debt securities and Fannie Mae MBS in the future.
U.S. banking regulators have issued a number of new regulations in recent years, including regulations relating to capital requirements, liquidity requirements, stress testing and other matters. These new requirements could materially adversely affect demand by U.S. banks for our debt securities and Fannie Mae MBS in the future and could limit the ability of banks to create markets for our debt securities and Fannie Mae MBS, which could adversely affect the price of those securities and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. For example, in September 2014, U.S. banking regulators issued a final regulation setting minimum liquidity standards for large U.S. banks generally in accordance with Basel III standards. Under the final rule, U.S. banks subject to the standards are required to hold a minimum level of high-quality liquid assets based on projections of their short-term cash needs. The debt and mortgage-related securities of Fannie Mae and Freddie Mac are permitted to count toward only up to 40% of the banks’ high-quality liquid asset requirement, and then only after applying a 15% discount to the market value of those securities. The final rule became effective January 1, 2015 and provides for a transition period. Banks subject to the rule were required to maintain a minimum liquidity coverage ratio of 80% beginning on January 1, 2015, which increased to 90% beginning on January 1, 2016 and will further increase to 100% beginning on January 1, 2017. U.S. banks currently hold large amounts of our outstanding debt and MBS securities, and prior U.S. banking regulations did not limit the amount of these securities that banks were permitted to count toward their liquidity requirements. Accordingly, the implementation of this rule could materially adversely affect demand by banks for Fannie Mae debt securities and Fannie Mae MBS in the future and could limit the ability of banks to create markets for our debt securities and Fannie Mae MBS.
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
Examples of aspects of the Dodd-Frank Act and related regulatory changes that have affected us or may affect us in the future include: rules requiring the clearing of certain derivatives transactions and margin and capital rules for uncleared derivative trades, which impose additional costs on us; the CFPB’s “ability to repay” rule, which has limited the types of products we offer and could impact the volume of loans sold to us in the future; and the development of single-counterparty credit limit regulations, which could cause our customers to change their business practices. It is also possible that we could be designated as a systemically important nonbank financial company, although we have not received any notification of possible designation. If this were to occur, we would become subject to regulation by the Federal Reserve Board, which could impose stricter prudential standards on us.
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
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us and diverting management attention or other resources. For example, we could be affected by legislative or regulatory changes that expand our or our servicers’ responsibility and liability for securing, maintaining or otherwise overseeing vacant properties prior to foreclosure, which could increase our costs. We also could be affected by state laws and court decisions granting new or expanded priority rights to homeowners associations over our mortgages, which could adversely affect our ability to recover our losses on affected loans. In addition, as described above, our business could be materially adversely affected by legislative and regulatory actions relating to housing finance reform or the financial services industry or by legal or regulatory proceedings.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC. We also own or lease nine additional office facilities in the Washington, DC area. The total square footage of our ten owned and leased facilities in the Washington, DC area is approximately 2,161,000 square feet.
We maintain approximately 691,000 square feet of office space in leased premises in Pasadena, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and Dallas, Texas.
In January 2015, we entered into a lease for a future principal office in a building to be built at 1100 15th Street, NW, Washington, DC. The lease provides that the building will be delivered in phases in 2017 and 2018. Accordingly, we intend to sell our current principal office located at 3900 Wisconsin Ave, NW, Washington, DC, as well as two other Washington, DC office facilities.

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
We record accruals for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
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
These two remaining lawsuits, which were both filed on September 2, 2011, seek to recover losses we and Freddie Mac incurred on the private-label mortgage-related securities the defendants sold to us and Freddie Mac. The lawsuits allege that the defendants violated federal and state securities laws by making material misstatements and omissions regarding the characteristics of the loans underlying the securities in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac. The complaints seek, among other things, rescission and recovery of consideration paid for the securities at issue in the lawsuits and interest.
One of the remaining lawsuits is against Nomura Holding America Inc., RBS Securities Inc. and certain related entities and individuals. On May 15, 2015, the U.S. District Court for the Southern District of New York entered a final judgment in the Nomura action, holding the defendants liable for claims brought under state and federal securities laws. On June 10, 2015, defendants in the Nomura action appealed this judgment to the U.S. Court of Appeals for the Second Circuit. The judgment, if affirmed in full, requires defendants to pay Fannie Mae $27 million and Freddie Mac $779 million, and requires Fannie Mae and Freddie Mac to deliver the securities at issue in the complaint to the defendants. In addition, if the judgment is affirmed in full, defendants are required to pay $33 million to cover attorneys’ fees and costs for both us and Freddie Mac.
The other remaining lawsuit is against The Royal Bank of Scotland Group PLC and certain related entities and individuals, and is pending in the U.S. District Court for the District of Connecticut.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and February 2016, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia, the U.S. District Court for the Southern District of Iowa, the U.S. District Court for the Northern District of Iowa, the U.S. District Court for the District of Delaware, the U.S. District Court for the Eastern District of Kentucky and the U.S. District Court for the Northern District of Illinois against the United States, Treasury and/or FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, as well as to FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury during conservatorship. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages.
On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases pending before that court. The plaintiffs in each of the dismissed cases filed a notice of appeal and on October 27, 2014, the U.S. Court of Appeals for the D.C. Circuit consolidated these appeals. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 3, 2015, the U.S. District Court for the Southern District of Iowa dismissed the case pending before it. The matters where Fannie Mae is a named defendant are described below or in “Note 18, Commitments and Contingencies.”

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
Fannie Mae is also a nominal defendant in a case filed against FHFA and Treasury in the U.S. District Court for the District of Delaware: Jacobs v. FHFA, et al., filed on August 17, 2015. The plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements violate Delaware law. The plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae and directly against the government. The plaintiffs have also alleged direct breach of contract claims and breach of fiduciary duty claims against the government. The government filed motions to dismiss the case on November 13, 2015.
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
Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the ticker symbol “FNMA.” The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., P.O. Box 30170, College Station, TX 77842-3170.
Common Stock Data
The following table displays, for the periods indicated, the high and low prices per share of our common stock as reported in the Bloomberg Financial Markets service. These prices represent high and low trade prices. No dividends were declared on shares of our common stock during the periods indicated.

Quarter	High	Low
2014
First Quarter	$6.35	$2.76
Second Quarter	4.80	3.57
Third Quarter	4.64	2.54
Fourth Quarter	2.61	1.43
2015
First Quarter	$3.51	$2.05
Second Quarter	2.96	2.27
Third Quarter	2.72	2.00
Fourth Quarter	2.70	1.58
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

Holders
As of January 31, 2016, we had approximately 12,000 registered holders of record of our common stock. In addition, as of January 31, 2016, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended December 31, 2015, we did not issue any equity securities.
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
Because the securities we issue are exempted securities under the Securities Act of 1933, we do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars or prospectuses (or supplements thereto) that we post on our website or in a current report on Form 8-K that we file with the SEC, in accordance with a “no-action” letter we received from the SEC staff in 2004. In cases where the information is disclosed in a prospectus or offering circular posted on our website, the document will be posted on our website within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.
The website address for disclosure about our debt securities is www.fanniemae.com/debtsearch. From this address, investors can access the offering circular and related supplements for debt securities offerings under Fannie Mae’s universal debt facility, including pricing supplements for individual issuances of debt securities.
Disclosure about our obligations pursuant to some of the MBS we issue, some of which may be off-balance sheet obligations, can be found at www.fanniemae.com/mbsdisclosure. From this address, investors can access information and documents about our MBS, including prospectuses and related prospectus supplements.
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2015.

Item 6. Selected Financial Data
The selected consolidated financial data displayed below are summarized from our results of operations for the five-year period ended December 31, 2015, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with the MD&A included in this annual report on Form 10-K.

	For the Year Ended December 31,
	2015		2014		2013		2012		2011
	(Dollars in millions)
Statement of operations data:
Net revenues(1)	$22,757		$25,855		$26,334		$22,988		$20,444
Net income (loss) attributable to Fannie Mae	10,954		14,208		83,963		17,224		(16,855)
New business purchase data:
New business purchases(2)	$515,541		$409,834		$759,535		$867,387		$580,574
Performance ratios:
Net interest yield(3)	0.68%		0.63%		0.70%		0.68%		0.60%
Credit loss ratio (in basis points)(4)	35.0	bps	19.4	bps	14.7	bps	48.2	bps	61.3	bps

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Balance sheet data:
Investments in securities	$60,138	$62,158	$68,939	$103,876	$151,780
Mortgage loans, net of allowance(5)	3,019,644	3,019,494	3,026,240	2,949,406	2,898,621
Total assets	3,221,917	3,248,176	3,270,108	3,222,422	3,211,484
Short-term debt	71,950	106,572	74,449	108,716	151,725
Long-term debt	3,125,721	3,115,583	3,160,074	3,080,801	3,038,147
Total liabilities	3,217,858	3,244,456	3,260,517	3,215,198	3,216,055
Senior preferred stock	117,149	117,149	117,149	117,149	112,578
Preferred stock	19,130	19,130	19,130	19,130	19,130
Total Fannie Mae stockholders’ equity (deficit)	4,030	3,680	9,541	7,183	(4,624)
Net worth surplus (deficit)	4,059	3,720	9,591	7,224	(4,571)

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Book of business data:
Mortgage credit book of business(6)	$3,065,955	$3,091,102	$3,136,765	$3,116,842	$3,127,634
Guaranty book of business(7)	3,043,141	3,056,219	3,090,538	3,039,457	3,037,549
Credit quality:
Total troubled debt restructurings on accrual status	$140,964	$145,294	$141,227	$136,064	$108,797
Total nonaccrual loans(8)	49,412	64,959	83,606	114,833	143,152
Total loss reserves	28,774	38,173	47,290	62,629	76,938
Total loss reserves as a percentage of total guaranty book of business	0.95%	1.25%	1.53%	2.06%	2.53%
Total loss reserves as a percentage of total nonaccrual loans	58.23	58.76	56.56	54.54	53.75
__________

(1)	Consists of net interest income and fee and other income.

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

(4)
Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense (income) for the reporting period (adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts) divided by the average guaranty book of business during the period, expressed in basis points. See “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” for a discussion of how our credit loss metrics are calculated. Our credit loss ratio in 2015 was impacted by charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable that we recognized on January 1, 2015 upon our adoption of the Advisory Bulletin and (2) $1.1 billion in accrued interest receivable that we recognized on January 1, 2015 upon our adoption of a change in accounting policy related to loans placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for additional information.

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

(8)
We generally classify single-family loans as nonaccrual when the payment of principal or interest on the loan is 60 days or more past due. See “Note 1, Summary of Significant Accounting Policies” for more information about our policies on nonaccrual loans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this MD&A in conjunction with our consolidated financial statements as of December 31, 2015 and related notes to the consolidated financial statements, and with “Business—Executive Summary.” Please also see “Glossary of Terms Used in This Report.”
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
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified two of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition: fair value measurement and combined loss reserves.
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
In the absence of such information or if we are not able to corroborate these prices by other available, relevant market information, we estimate their fair values based on single source quotations from brokers or dealers or by using internal calculations or discounted cash flow techniques that incorporate inputs, such as prepayment rates, discount rates and delinquency, default and cumulative loss expectations, that are implied by market prices for similar securities and collateral structure types. Because these valuation techniques rely on significant unobservable inputs, the fair value estimation is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.
Fair Value Hierarchy—Level 3 Assets and Liabilities
The assets and liabilities that we have classified as Level 3 consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate the fair value of Level 3 instruments involve significant unobservable inputs, which generally are more subjective and involve a high degree of management judgment and assumptions. Our Level 3 assets and liabilities consist of certain mortgage-backed securities and residual interests, certain mortgage loans, acquired property, certain long-term debt arrangements and certain highly structured, complex derivative instruments. We provide a detailed discussion of our Level 3 assets and liabilities, including the valuation techniques and significant unobservable inputs used to measure the fair value of these instruments, in “Note 17, Fair Value.”
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
Combined Loss Reserves
Our combined loss reserves consist of the following components:

•	Allowance for loan losses

•	Reserve for guaranty losses
These components can be further allocated into our single-family and multifamily loss reserves.
We maintain an allowance for loan losses for loans classified as held for investment, including both loans we hold in our portfolio and loans held in consolidated Fannie Mae MBS trusts. We maintain a reserve for guaranty losses for loans held in unconsolidated Fannie Mae MBS trusts we guarantee and loans we have guaranteed under long-term standby commitments and other credit enhancements we have provided. These amounts, which we collectively refer to as our combined loss reserves, represent probable losses incurred related to loans in our guaranty book of business, including concessions granted to borrowers upon modifications of their loans, as of the balance sheet date.
The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our loans held for investment. The reserve for guaranty losses is a liability account in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. As a result, the guaranty reserve considers not only the principal and interest due on the loan at the current balance sheet date, but also an estimate of any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. Our loss reserves consist of a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans.
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
We establish a collective single-family loss reserve for all other single-family loans in our single-family guaranty book of business using a model that estimates the probability of default of loans to derive a loss reserve estimate given multiple factors such as: origination year, mark-to-market LTV ratio, delinquency status and loan product type. The loss severity estimates we use in determining our loss reserves reflect current available information on actual events and conditions as of each balance sheet date, including current home prices. Our loss severity estimates do not incorporate assumptions about future changes in home prices. We do, however, use recent regional historical sales and appraisal information, including the sales of our own foreclosed properties, to develop our loss severity estimates for all loan categories.
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

Table 7: Summary of Consolidated Results of Operations

	For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(Dollars in millions)
Net interest income	$21,409	$19,968	$22,404	$1,441	$(2,436)
Fee and other income	1,348	5,887	3,930	(4,539)	1,957
Net revenues	22,757	25,855	26,334	(3,098)	(479)
Investment gains, net	1,336	936	1,127	400	(191)
Fair value gains (losses), net	(1,767)	(4,833)	2,959	3,066	(7,792)
Administrative expenses	(3,050)	(2,777)	(2,545)	(273)	(232)
Credit-related income (expense):
Benefit for credit losses	795	3,964	8,949	(3,169)	(4,985)
Foreclosed property income (expense)	(1,629)	(142)	2,839	(1,487)	(2,981)
Total credit-related income (expense)	(834)	3,822	11,788	(4,656)	(7,966)
Temporary Payroll Tax Cut Continuation Act of 2011(“TCCA”) fees	(1,621)	(1,375)	(1,001)	(246)	(374)
Other expenses, net	(613)	(478)	(95)	(135)	(383)
Income before federal income taxes	16,208	21,150	38,567	(4,942)	(17,417)
Benefit (provision) for federal income taxes	(5,253)	(6,941)	45,415	1,688	(52,356)
Net income	10,955	14,209	83,982	(3,254)	(69,773)
Less: Net income attributable to noncontrolling interest	(1)	(1)	(19)	—	18
Net income attributable to Fannie Mae	$10,954	$14,208	$83,963	$(3,254)	$(69,755)
Total comprehensive income attributable to Fannie Mae	$10,628	$14,738	$84,782	$(4,110)	$(70,044)
Net Interest Income
We currently have two primary sources of net interest income: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our Fannie Mae MBS in consolidated trusts on our balance sheet. Those guaranty fees are the primary component of the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.
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

Table 8: Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$257,870	$9,728	3.77%	$286,042	$10,285	3.60%	$326,399	$12,790	3.92%
Mortgage loans of consolidated trusts	2,794,050	97,971	3.51	2,769,418	101,835	3.68	2,710,838	101,448	3.74
Total mortgage loans(1)	3,051,920	107,699	3.53	3,055,460	112,120	3.67	3,037,237	114,238	3.76
Mortgage-related securities	109,749	4,880	4.45	143,934	6,713	4.66	203,514	9,330	4.58
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(76,250)	(3,351)	4.39	(98,778)	(4,572)	4.63	(133,243)	(6,236)	4.68
Total mortgage-related securities, net	33,499	1,529	4.56	45,156	2,141	4.74	70,271	3,094	4.40
Non-mortgage-related securities(2)	46,498	71	0.15	35,184	34	0.10	41,484	42	0.10
Federal funds sold and securities purchased under agreements to resell or similar arrangements	31,173	60	0.19	33,631	32	0.10	61,644	68	0.11
Advances to lenders	4,063	83	2.04	3,454	78	2.26	5,115	107	2.09
Total interest-earning assets	$3,167,153	$109,442	3.46%	$3,172,885	$114,405	3.61%	$3,215,751	$117,549	3.66%
Interest-bearing liabilities:
Short-term funding debt	$88,885	$145	0.16%	$86,866	$92	0.11%	$95,098	$128	0.13%
Long-term funding debt	339,181	7,561	2.23	398,876	8,508	2.13	498,735	10,263	2.06
Total funding debt	428,066	7,706	1.80	485,742	8,600	1.77	593,833	10,391	1.75
Debt securities of consolidated trusts	2,845,123	83,678	2.94	2,824,638	90,409	3.20	2,783,622	90,990	3.27
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(76,250)	(3,351)	4.39	(98,778)	(4,572)	4.63	(133,243)	(6,236)	4.68
Total debt securities of consolidated trusts held by third parties	2,768,873	80,327	2.90	2,725,860	85,837	3.15	2,650,379	84,754	3.20
Total interest-bearing liabilities	$3,196,939	$88,033	2.75%	$3,211,602	$94,437	2.94%	$3,244,212	$95,145	2.93%
Net interest income/net interest yield		$21,409	0.68%		$19,968	0.63%		$22,404	0.70%

	As of December 31,
	2015	2014	2013
Selected benchmark interest rates:
3-month LIBOR	0.61%	0.26%	0.25%
2-year swap rate	1.18	0.90	0.49
5-year swap rate	1.74	1.77	1.79
10-year swap rate	2.19	2.28	3.09
30-year Fannie Mae MBS par coupon rate	3.00	2.83	3.61
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $1.6 billion, $1.8 billion and $2.8 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Effective January 1, 2015, we changed our policy for the treatment of interest previously accrued, but not collected, at the date loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for information on this policy change.

(2)	Includes cash equivalents.

Table 9: Rate/Volume Analysis of Changes in Net Interest Income

	2015 vs. 2014			2014 vs. 2013
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(557)	$(1,046)	$489	$(2,505)	$(1,503)	$(1,002)
Mortgage loans of consolidated trusts	(3,864)	899	(4,763)	387	2,171	(1,784)
Total mortgage loans	(4,421)	(147)	(4,274)	(2,118)	668	(2,786)
Total mortgage-related securities, net	(612)	(532)	(80)	(953)	(1,180)	227
Non-mortgage-related securities(2)	37	13	24	(8)	(6)	(2)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	28	(2)	30	(36)	(28)	(8)
Advances to lenders	5	13	(8)	(29)	(37)	8
Total interest income	$(4,963)	$(655)	$(4,308)	$(3,144)	$(583)	$(2,561)
Interest expense:
Short-term funding debt	$53	$2	$51	$(36)	$(10)	$(26)
Long-term funding debt	(947)	(1,317)	370	(1,755)	(2,118)	363
Total funding debt	(894)	(1,315)	421	(1,791)	(2,128)	337
Total debt securities of consolidated trusts held by third parties	(5,510)	1,651	(7,161)	1,083	2,925	(1,842)
Total interest expense	$(6,404)	$336	$(6,740)	$(708)	$797	$(1,505)
Net interest income	$1,441	$(991)	$2,432	$(2,436)	$(1,380)	$(1,056)
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Net interest income and net interest yield increased in 2015 compared with 2014 due to an increase in amortization income as a lower interest rate environment in the first half of 2015 increased prepayments on mortgage loans of consolidated trusts, which accelerated the amortization of cost basis adjustments on the loans and related debt. Higher guaranty fee income also contributed to the increase in net interest income as loans with higher guaranty fees became a larger part of our guaranty book of business in 2015. The increase in net interest income was partially offset by a decline in the average balance of our retained mortgage portfolio, as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The average balance of our retained mortgage portfolio was 15% lower in 2015 than in 2014. The increase in net interest yield was partially offset by the decline in the percentage of net interest income from our retained mortgage portfolio, which has a higher net interest yield than the net interest yield from guaranty fees. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our retained mortgage portfolio.
Net interest income decreased in 2014 compared with 2013, primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The average balance of our retained mortgage portfolio was 19% lower in 2014 than in 2013. The decrease in net interest income was partially offset by increased guaranty fee revenue, as loans with higher guaranty fees became a larger part of our guaranty book of business in 2014. Net interest yield decreased in 2014 compared with 2013 due to the decline in the percentage of net interest income from our retained mortgage portfolio, which has a higher net interest yield than the net interest yield from guaranty fees.
We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheets at fair value. We recognize the difference between: (1) the initial fair value of the consolidated trust’s mortgage loans and debt and (2) the unpaid principal balance of these mortgage loans and debt as cost basis adjustments in our consolidated balance sheets. We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment over the contractual life of the loan or security as a component of net interest income. Net unamortized premiums on debt of consolidated trusts exceeded net unamortized premiums on the related mortgage loans of consolidated trusts by $31.3 billion as of December 31, 2015, compared with $29.3 billion as of December 31, 2014. This net premium position represents deferred revenue, which is amortized within net interest income. This deferred revenue primarily relates to loan level pricing adjustments we charge at the time of acquisition and other upfront payments we receive from lenders to adjust the monthly contractual guaranty fee rate on Fannie Mae MBS so that the pass-through coupon rate on the MBS is in a tradable increment of a whole or half percent.
We had $11.8 billion in net unamortized discounts and other cost basis adjustments on mortgage loans of Fannie Mae included in our consolidated balance sheets as of December 31, 2015, compared with $13.0 billion as of December 31, 2014. These discounts and other cost basis adjustments were primarily recorded upon the acquisition of credit-impaired loans and the extent to which we may record them as income in future periods will be based on the actual performance of the loans.
For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our net interest income in “Business Segment Results—Capital Markets Group Results.”
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. Fee and other income decreased in 2015 compared with 2014 primarily due to higher revenue recognized in 2014 as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us. Starting in June 2015, we eliminated fees charged to customers for using our proprietary Desktop Underwriter and Desktop Originator systems, which is expected to allow more lenders to access these systems in their underwriting process. The elimination of these fees resulted in lower technology fees in 2015 compared with 2014 and we expect it to further reduce our technology fees in 2016 as compared with 2015.
Fee and other income was higher in 2014 compared with 2013 primarily due to an increase in income recognized as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us.
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of available-for-sale (“AFS”) securities, gains and losses from securitizations, gains and losses recognized on the consolidation and deconsolidation of securities, and net other-than-temporary impairments recognized on our investments. Investment gains increased in 2015 compared with 2014 primarily due to higher sales volume of non-agency mortgage-related securities in 2015.
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
Fair Value Gains (Losses), Net
Table 10 displays the components of our fair value gains and losses.
Table 10: Fair Value Gains (Losses), Net

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(960)	$(1,062)	$(767)
Net change in fair value during the period	(160)	(3,562)	3,546
Total risk management derivatives fair value gains (losses), net	(1,120)	(4,624)	2,779
Mortgage commitment derivatives fair value gains (losses), net	(393)	(1,140)	501
Total derivatives fair value gains (losses), net	(1,513)	(5,764)	3,280
Trading securities gains (losses), net	(368)	485	260
Other, net(1)	114	446	(581)
Fair value gains (losses), net	$(1,767)	$(4,833)	$2,959
_________

(1)	Consists of debt fair value gains (losses), net, which includes gains (losses) on CAS; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and certain securities. The estimated fair value of our derivatives and securities may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads, and implied volatility, as well as activity related to these financial instruments. We use derivatives to manage the interest rate risk exposure of our net portfolio, which consists of our retained mortgage portfolio, cash and other investments portfolio, and our outstanding debt of Fannie Mae. Some of these financial instruments in our net portfolio are not recorded at fair value in our consolidated financial statements, and as a result we may experience accounting gains or losses due to changes in interest rates or other market conditions that may not be indicative of the economic interest rate risk exposure of our net portfolio.
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
The primary factors that may affect the fair value of our risk management derivatives include the following:

•
Changes in interest rates: Our derivatives, in combination with our issuances of debt securities, are intended to offset changes in the fair value of our mortgage assets. Mortgage assets tend to increase in value when interest rates decrease and, conversely, decrease in value when interest rates rise. Pay-fixed swaps decrease in value and receive-fixed swaps increase in value as swap rates decrease (with the opposite being true when swap rates increase). Because the composition of our pay-fixed and receive-fixed derivatives varies across the yield curve, different yield curve changes (e.g., parallel, steepening or flattening) will generate different gains and losses.

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

We recognized risk management derivative fair value losses in 2015 and 2014 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the year. We recognized risk management derivative fair value gains in 2013 primarily as a result of increases in the fair value of our pay-fixed derivatives due to increases in longer-term swap rates during the year.

Because risk management derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our interest rate risk profile and in conjunction with the other mark-to-market gains and losses presented in Table 10. For additional information on our use of derivatives to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Interest Rate Risk Management.”
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
We recognized fair value losses on our mortgage commitments in 2015 and 2014 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment periods. We recognized fair value gains on our mortgage commitments in 2013 primarily due to gains on commitments to sell mortgage-related securities driven by a decrease in prices as interest rates increased during the commitment period.
Trading Securities Gains (Losses), Net
Losses from trading securities in 2015 were primarily driven by lower pricing on Fannie Mae MBS backed by PLS, which we refer to as “wraps.”
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
Administrative Expenses
Administrative expenses increased in 2015 compared with 2014 primarily due to the recognition of expenses related to the settlement of our defined benefit pension plan obligations. We transferred plan assets to an annuity provider and distributed lump sum payments to participants. The actuarial losses of $305 million, previously recorded in “Accumulated other comprehensive income,” were recognized in “Administrative expenses” and the associated tax amounts were recognized in “Provision for federal income taxes” in our consolidated statements of operations and comprehensive income for the year ended December 31, 2015. We expect administrative expenses to be lower in 2016 compared with 2015.
Administrative expenses increased in 2014 compared with 2013 driven by costs related to the execution of FHFA’s 2014 conservatorship scorecard objectives and additional related initiatives. These costs more than offset reductions in ongoing operating costs.
Credit-Related Income (Expense)
We refer to our provision (benefit) for loan losses and provision (benefit) for guaranty losses collectively as our “provision (benefit) for credit losses.” Credit-related income (expense) consists of our provision (benefit) for credit losses and foreclosed property expense (income).
Provision (Benefit) for Credit Losses
Our total loss reserves provide for an estimate of credit losses incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans. We establish our loss reserves through our provision for credit losses for losses that we believe have been incurred and will eventually be realized over time in our financial statements. When we reduce our loss reserves, we recognize a benefit for credit losses. When we determine that a loan is uncollectible, typically upon foreclosure or completion of a short sale, we recognize a charge-off against our loss reserves.

Additionally, we record charge-offs pursuant to the Advisory Bulletin and upon the redesignation of nonperforming loans from HFI to HFS. We record recoveries of previously charged-off amounts as a reduction to charge-offs.
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
Table 11: Total Loss Reserves

	As of December 31,
	2015	2014
	(Dollars in millions)
Allowance for loan losses	$27,951	$35,541
Reserve for guaranty losses	639	1,246
Combined loss reserves	28,590	36,787
Other(1)	184	1,386
Total loss reserves	28,774	38,173
Fair value losses previously recognized on acquired credit impaired loans(2)	8,083	9,864
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$36,857	$48,037
__________

(1)
Includes allowance for preforeclosure property taxes and insurance receivable. As of December 31, 2014, the balance also includes allowance for accrued interest receivable. Effective January 1, 2015, we charged off accrued interest receivable associated with loans on nonaccrual status and eliminated the related allowance in connection with our change in accounting policy related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for additional information.

(2)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets.

Table 12: Changes in Combined Loss Reserves

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$36,787	$45,295	$60,026	$73,150	$61,879
Provision (benefit) for credit losses	(795)	(3,964)	(8,949)	(852)	26,718
Charge-offs(1)	(9,864)	(6,589)	(9,017)	(15,313)	(21,308)
Recoveries	1,260	1,436	2,627	1,856	5,277
Other(2)	1,202	609	608	1,185	584
Ending balance	$28,590	$36,787	$45,295	$60,026	$73,150
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$28,325	$36,383	$44,705	$58,809	$71,512
Multifamily	265	404	590	1,217	1,638
Total	$28,590	$36,787	$45,295	$60,026	$73,150
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	1.00%	1.28%	1.55%	2.08%	2.52%
Multifamily	0.12	0.20	0.29	0.59	0.84
Combined loss reserves as a percentage of:
Total guaranty book of business	0.94%	1.20%	1.47%	1.97%	2.41%
Recorded investment in nonaccrual loans	57.86	56.63	54.20	52.31	51.15
Certain higher risk loan categories as a percentage of single-family combined loss reserves:
2005-2008 loan vintages	81%	81%	84%	85%	88%
Alt-A loans	23	25	26	27	29
_________

(1)
Includes, for the year ended December 31, 2015, charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin on January 1, 2015 and (2) $1.1 billion in accrued interest receivable in connection with our adoption of a change in accounting policy on January 1, 2015 related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for additional information.

(2)	Amounts represent changes in other loss reserves which are reflected in benefit for credit losses, charge-offs and recoveries.
The amount of our provision or benefit for credit losses may vary from period to period based on factors such as changes in actual and expected home prices, borrower payment behavior, the types and volumes of our loss mitigation activities, the volumes of foreclosures completed, redesignations of loans from HFI to HFS, and fluctuations in mortgage interest rates. In addition, our benefit or provision for credit losses and our loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
The following factors impacted our benefit for credit losses in 2015:

•
Home prices increased in 2015, which contributed to our benefit for credit losses in 2015. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses.

•
We redesignated certain nonperforming single-family loans with an aggregate unpaid principal balance of $9.3 billion from HFI to HFS in 2015. Those loans were adjusted to the lower of cost or fair value, which reduced our benefit for credit losses by approximately $900 million. Those nonperforming single-family loans were redesignated to HFS as we intend to sell or have sold them. As described in “Executive Summary—Helping to Build a Sustainable Housing Finance System,” we plan to complete additional sales of nonperforming loans.

As we continue to reduce the number of single-family nonperforming loans held for investment in our book of business, we expect changes in home prices will have a lesser impact on our provision for credit losses.
We recognized a benefit for credit losses in 2014 primarily due to increases in home prices. In addition, mortgage interest rates declined in 2014 resulting in higher discounted cash flow projections on our individually impaired loans. Lower mortgage interest rates shorten the expected lives of modified loans, which reduces the impairment on these loans and results in a decrease in the provision for credit losses. In addition, we updated the model and the assumptions used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses, which resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses.
We recognized a benefit for credit losses in 2013 primarily due to increases in home prices, as well as higher sales prices of our REO properties as a result of strong demand. In addition, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans, which resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses.
We discuss our expectations regarding our future loss reserves in “Business—Executive Summary—Outlook—Loss Reserves.”
Troubled Debt Restructurings and Nonaccrual Loans
Table 13 displays the composition of loans restructured in a TDR that are on accrual status and loans on nonaccrual status. The table includes our recorded investment in HFI and HFS mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.” For activity related to our single-family TDRs, see “Table 39: Single-Family Troubled Debt Restructuring Activity” in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Table 13: Troubled Debt Restructurings and Nonaccrual Loans

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
TDRs on accrual status:
Single-family	$140,588	$144,649	$140,512	$135,196	$107,991
Multifamily	376	645	715	868	806
Total TDRs on accrual status	$140,964	$145,294	$141,227	$136,064	$108,797
Nonaccrual loans:
Single-family	$48,821	$64,136	$81,355	$112,555	$140,234
Multifamily	591	823	2,209	2,206	2,764
Total nonaccrual loans	$49,412	$64,959	$83,564	$114,761	$142,998
Accruing on-balance sheet loans past due 90 days or more(1)	$499	$585	$719	$3,580	$768

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$5,227	$5,945	$6,805	$7,554	$8,224
Interest income recognized(3)	6,511	6,886	6,710	7,425	7,912
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

(3)
Represents interest income recognized during the period, including the amortization of any deferred cost basis adjustments, for loans classified as either nonaccrual loans or TDRs on accrual status as of the end of each period. Includes primarily amounts accrued while the loans were performing and cash payments received on nonaccrual loans.

Foreclosed Property Expense (Income)
Foreclosed property expense increased in 2015 compared with 2014 primarily due to higher operating expenses relating to property tax and insurance costs on our single-family foreclosed properties and a decrease in the amount of income from the resolution of compensatory fees and representation and warranty matters. Compensatory fees are amounts we charge our primary servicers to reimburse us for damages and losses related to certain violations of our Servicing Guide, which sets forth our policies and procedures related to servicing our single-family mortgages.
We recognized foreclosed property expense in 2014 compared with foreclosed property income in 2013 primarily due to a decrease in the amount of compensatory fee income recognized related to servicing matters and a decrease in the gains resulting from resolution agreements reached related to representation and warranty matters.
Credit Loss Performance Metrics
Our credit-related expense (income) should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonaccrual loans and TDRs, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 14 displays the components of our credit loss performance metrics as well as our single-family and multifamily initial charge-off severity rates.
Table 14: Credit Loss Performance Metrics

	For the Year Ended December 31,
	2015			2014			2013
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$5,049	16.6	bps	$5,153	16.8	bps	$6,390	20.9	bps
Adoption of Advisory Bulletin and change in accounting policy(2)	3,555	11.7		—	—		—	—
Foreclosed property expense (income)	1,629	5.3		142	0.5		(2,839)	(9.3)
Credit losses including the effect of fair value losses on acquired credit-impaired loans	10,233	33.6		5,295	17.3		3,551	11.6
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(3)	442	1.4		637	2.1		953	3.1
Credit losses and credit loss ratio	$10,675	35.0	bps	$5,932	19.4	bps	$4,504	14.7	bps
Credit losses attributable to:
Single-family	$10,731			$5,978			$4,452
Multifamily(4)	(56)			(46)			52
Total	$10,675			$5,932			$4,504
Single-family initial charge-off severity rate(5)		15.91%			19.60%			24.22%
Multifamily initial charge-off severity rate(5)		22.51%			25.08%			23.56%

__________

(1)	Basis points are based on the amount for each line item presented divided by the average guaranty book of business during the period.

(2)
Includes, for the year ended December 31, 2015, charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin on January 1, 2015 and (2) $1.1 billion in accrued interest receivable in connection with our adoption of a change in accounting policy on January 1, 2015 related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for additional information.

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

Our credit losses and credit loss ratio increased in 2015 compared with 2014 primarily due to our approach to adopting the charge-off provisions of the Advisory Bulletin on January 1, 2015, a change in our accounting policy for nonaccrual loans, the recognition of losses associated with the redesignation of certain nonperforming single-family loans from HFI to HFS and an increase in operating expenses on our single-family foreclosed properties. See “Note 1, Summary of Significant Accounting Policies” for additional information on our approach to implementing the charge-off provisions of the Advisory Bulletin.
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
We discuss our expectations regarding our future credit losses in “Business—Executive Summary—Outlook—Credit Losses.”
Table 15 displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.
Table 15: Credit Loss Concentration Analysis

	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single-Family Credit Losses(2)
	As of December 31,			For the Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Geographical Distribution:
California(3)	20%	20%	20%	1%	(1)%	5%
Florida	6	6	6	21	33	29
New Jersey	4	4	4	22	7	4
New York	5	5	5	16	5	2
All other states	65	65	65	40	56	60
Select higher-risk product features(4)	22	22	23	59	51	55
Vintages:(5)
2004 and prior	5	7	9	12	12	12
2005 - 2008	10	12	15	78	75	78
2009 - 2015	85	81	76	10	13	10

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

As shown in Table 15, the majority of our credit losses in 2015 continued to be driven by loans originated in 2005 through 2008. Our credit losses increased in New York and New Jersey in 2015 compared with 2014 primarily because, pursuant to the revised charge-off policy we implemented in 2015, we charged off a portion of a large number of excessively delinquent loans in these states that remained in the foreclosure process. We provide more detailed single-family credit performance information, including serious delinquency rates share and foreclosure activity, in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, which was enacted by Congress in December 2011, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.” TCCA fees increased in 2015 compared with 2014, and in 2014 compared with 2013 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.
Federal Income Taxes
We recognized a provision for federal income taxes of $5.3 billion in 2015 and $6.9 billion in 2014. Our effective tax rates, which were 32.4% in 2015 and 32.8% in 2014, were different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for low-income housing tax credits. We recognized a benefit for federal income taxes of $58.3 billion in 2013 related to the release of the valuation allowance against our deferred tax assets, partially offset by our 2013 provision for federal income taxes, resulting in a net tax benefit of $45.4 billion in 2013. See “Note 10, Income Taxes” for information on our income taxes.

BUSINESS SEGMENT RESULTS
We provide a more complete description of our business segments in “Business—Business Segments.” Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. Under our segment reporting structure, the sum of the results for our three business segments does not equal our consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our consolidated results for segment reporting purposes, we reconcile the activity related to our consolidated trusts and other differences to our consolidated results of operations. We describe the management reporting and allocation process used to generate our segment results and provide a reconciliation of our segment results to our consolidated results in “Note 12, Segment Reporting.”
In this section, we provide a comparative discussion of our segment results for the years ended December 31, 2015, 2014 and 2013. This section should be read together with our comparative discussion of our consolidated results of operations in “Consolidated Results of Operations.”
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

Table 16: Single-Family Business Results

	For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(Dollars in millions)
Guaranty fee income(1)	$12,476	$11,702	$10,468	$774	$1,234
Credit-related income (expense)(2)	(1,035)	3,625	11,205	(4,660)	(7,580)
TCCA fees(1)	(1,621)	(1,375)	(1,001)	(246)	(374)
Other expenses(3)	(2,197)	(1,977)	(1,506)	(220)	(471)
Income before federal income taxes	7,623	11,975	19,166	(4,352)	(7,191)
Benefit (provision) for federal income taxes	(2,491)	(3,496)	29,110	1,005	(32,606)
Net income attributable to Fannie Mae	$5,132	$8,479	$48,276	$(3,347)	$(39,797)
Other key performance data:
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$472,471	$375,676	$733,111
Credit Guaranty Activity
Average single-family guaranty book of business(4)	$2,836,447	$2,867,787	$2,855,821
Single-family effective guaranty fee rate:
Total rate, net of TCCA fee (in basis points)(5)(7)	38.3	36.0	33.1
Total rate (in basis points)(5)	44.0	40.8	36.7
Single-family average charged guaranty fee on new acquisitions:
Total fee, net of TCCA fee (in basis points)(6)(7)	50.5	52.9	47.4
Total fee (in basis points)(6)	60.5	62.9	57.4
Single-family serious delinquency rate, at end of period(8)	1.55%	1.89%	2.38%
Market
Single-family mortgage debt outstanding, at end of period (total U.S. market)(9)	$9,952,018	$9,881,157	$9,876,643
30-year mortgage rate, at end of period(10)	4.01%	3.87%	4.48%
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

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

(7)	Excludes the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

(8)
Calculated based on the number of single-family conventional loans that are 90 days or more past due or in the foreclosure process, divided by the number of loans in our single-family conventional guaranty book of business.

(9)
Information labeled as of December 31, 2015 is as of September 30, 2015 and is based on the Federal Reserve’s December 2015 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts have been changed to reflect revised historical data from the Federal Reserve.

(10)
Based on Freddie Mac’s Primary Mortgage Market Survey® rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

2015 compared with 2014
Pre-tax income decreased in 2015 compared with 2014 primarily due to credit-related expense in 2015 compared with credit-related income in 2014, partially offset by the recognition of higher guaranty fee income in 2015 compared with 2014.
We recognized credit-related expense in 2015 compared with credit-related income in 2014. This shift was primarily driven by a lower benefit for credit losses and higher foreclosed property expense in 2015. The reduction in our benefit for credit losses in 2015 as compared with 2014 was primarily driven by decreases in mortgage interest rates in 2014, which decreased the impairment on our individually impaired loans related to concessions provided on our modified loans and resulted in an increase in our benefit for credit losses in 2014. Changes in interest rates were not a primary driver of our 2015 benefit for credit losses. In addition, although home prices increased in both 2014 and 2015, home price increases had a smaller impact on our benefit for credit losses in 2015 compared with 2014, primarily due to the smaller number of nonperforming loans held for investment in our guaranty book of business in 2015 as compared with 2014. Also contributing to our lower benefit for credit losses in 2015 was our redesignation of certain nonperforming single-family loans from HFI to HFS in connection with our plans to sell these loans.
Guaranty fee income and our effective guaranty fee rate increased in 2015 compared with 2014 as loans with higher guaranty fees became a larger part of our single-family guaranty book of business in 2015 primarily due to the cumulative impact of guaranty fee price increases implemented in 2012.
TCCA fees increased in 2015 compared with 2014, as single-family loans acquired since the implementation of the TCCA-related guaranty fee increased in 2012 constituted a larger portion of our single-family guaranty book of business in 2015.
Other expenses increased in 2015 compared with 2014 primarily as a result of the recognition of administrative expenses related to the settlement of our defined benefit pension plan obligations in 2015.
Our single-family acquisition volume and single-family Fannie Mae MBS issuances increased in 2015 compared with 2014, driven primarily by an increase in refinance activity. Higher refinance activity also drove an increase in liquidations of loans from our single-family guaranty book of business in 2015 compared with 2014. Accordingly, the size of our single-family guaranty book of business remained relatively flat.
Our average charged guaranty fee on newly acquired single-family loans decreased in 2015 compared with 2014 primarily as the result of a decrease in loan level price adjustments charged on our acquisitions in 2015 and by changes we made in our contractual fee rates. See “Business—Executive Summary—Single-Family Guaranty Book of Business—Recently Acquired Single-Family Loans” for a discussion of the factors that affect the amount of loan-level price adjustments that we charge from period to period.
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
Guaranty fee income and our effective guaranty fee rate increased in 2014 compared with 2013 as loans with higher guaranty fees became a larger part of our single-family guaranty book of business in 2014 due to the cumulative impact of guaranty fee price increases implemented in 2012.
TCCA fees increased in 2014 compared with 2013, as single-family loans acquired since the implementation of the TCCA-related guaranty fee increased in 2012 constituted a larger portion of our single-family guaranty book of business in 2014.
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
Table 17 displays the financial results of our Multifamily business. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income, which includes yield maintenance income. Other items that affect income or loss primarily include credit-related income, gains from partnership investments and administrative expenses.

Table 17: Multifamily Business Results

	For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(Dollars in millions)
Guaranty fee income	$1,439	$1,297	$1,217	$142	$80
Fee and other income	265	166	182	99	(16)
Gains from partnership investments(1)	282	299	498	(17)	(199)
Credit-related income(2)	201	197	583	4	(386)
Other expenses(3)	(433)	(338)	(335)	(95)	(3)
Income before federal income taxes	1,754	1,621	2,145	133	(524)
(Provision) benefit for federal income taxes	(247)	(158)	7,924	(89)	(8,082)
Net income attributable to Fannie Mae	$1,507	$1,463	$10,069	$44	$(8,606)
Other key performance data:
Securitization Activity/New Business
Multifamily new business volume(4)	$42,342	$28,908	$28,752
Multifamily units financed from new business volume	569,000	446,000	507,000
Multifamily Fannie Mae MBS issuances(5)	$43,923	$31,997	$31,403
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$11,685	$12,040	$10,185
Multifamily Fannie Mae MBS outstanding, at end of period(6)	$188,212	$167,010	$148,724
Credit Guaranty Activity
Average multifamily guaranty book of business(7)	$209,747	$200,150	$204,284
Multifamily effective guaranty fee rate (in basis points)(8)	68.6	64.8	59.6
Multifamily credit loss ratio (in basis points)(9)	(2.7)	(2.3)	2.5
Multifamily serious delinquency rate, at end of period	0.07%	0.05%	0.10%
Percentage of multifamily guaranty book of business with credit enhancement, at end of period	94%	93%	91%
Fannie Mae percentage of total multifamily mortgage debt outstanding, at end of period(10)	19%	19%	20%
Portfolio Data
Average Fannie Mae multifamily mortgage loans and Fannie Mae MBS in Capital Markets group’s portfolio(11)	$33,404	$49,677	$74,613
Additional net interest income and yield maintenance income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(12)	$693	$757	$1,360
__________

(1)
Gains from partnership investments are included in other expenses, net in our consolidated statements of operations and comprehensive income. Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

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

(5)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $1.8 billion, $3.4 billion and $2.9 billion for the years ended December 31, 2015,

2014 and 2013, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $60 million, $3 million and $68 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(6)
Includes $10.9 billion and $18.7 billion of Fannie Mae multifamily MBS held in the retained mortgage portfolio, the vast majority of which have been consolidated to loans in our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

(7)
Our multifamily guaranty book of business consists of: (a) multifamily mortgage loans of Fannie Mae, (b) multifamily mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on multifamily mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(8)	Calculated based on Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(9)
Calculated based on Multifamily segment credit losses divided by the average multifamily guaranty book of business, expressed in basis points. Negative credit losses are the result of recoveries on previously charged-off amounts.

(10)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of December 31, 2015 is as of September 30, 2015 and is based on the Federal Reserve’s December 2015 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

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

2015 compared with 2014
Pre-tax income increased in 2015 compared with 2014 primarily due to increases in guaranty fee income and fee and other income, partially offset by an increase in other expenses.
Guaranty fee income increased in 2015 compared with 2014 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Fee and other income increased in 2015 compared with 2014 as a result of an increase in yield maintenance income driven by higher prepayment volumes in 2015 compared with 2014.
Credit-related income remained relatively consistent in 2015 compared with 2014 as both years were driven by gains on the disposition of REO properties and improvements in the allowance for loan losses as a result of the continued stability of multifamily market fundamentals.
Gains from partnership investments decreased in 2015 compared with 2014 as a result of lower sales activity.
Other expenses increased in 2015 compared with 2014 primarily as a result of the recognition of administrative expenses related to the settlement of our defined benefit pension plan obligations in 2015.
Multifamily new business volume increased in 2015 compared with 2014 driven by substantial growth in the overall multifamily market. FHFA’s 2015 conservatorship scorecard included an objective to maintain the dollar volume of new multifamily business at or below $30 billion excluding certain targeted business segments. Approximately 68% of our 2015 multifamily business volume of $42.3 billion counted towards FHFA’s 2015 multifamily volume cap.
Similar to the 2015 scorecard, FHFA’s 2016 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at $31 billion or below, with similar excluded business segments.
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
Capital Markets Group Results
Table 18 displays the financial results of our Capital Markets group. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Note 9, Derivative Instruments.” The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, as well as allocated guaranty fee expense and administrative expenses.
Table 18: Capital Markets Group Results

	For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(Dollars in millions)
Net interest income(1)	$5,828	$7,243	$9,764	$(1,415)	$(2,521)
Investment gains, net(2)	5,539	6,378	4,847	(839)	1,531
Fair value gains (losses), net(3)	(2,049)	(5,476)	3,148	3,427	(8,624)
Fee and other income	209	4,894	3,010	(4,685)	1,884
Other expenses(4)	(1,528)	(1,638)	(1,627)	110	(11)
Income before federal income taxes	7,999	11,401	19,142	(3,402)	(7,741)
(Provision) benefit for federal income taxes	(2,515)	(3,287)	8,381	772	(11,668)
Net income attributable to Fannie Mae	$5,484	$8,114	$27,523	$(2,630)	$(19,409)
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $2.0 billion, $2.6 billion and $3.8 billion for the years ended December 31, 2015, 2014 and 2013, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value gains (losses) on derivatives and trading securities that we own regardless of whether the trust has been consolidated.

(4)
Includes allocated guaranty fee expense, debt extinguishment gains (losses), net, administrative expenses, and other expenses. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

2015 compared with 2014
Pre-tax income decreased in 2015 compared with 2014 primarily due to decreases in fee and other income, net interest income and investment gains in 2015, partially offset by lower fair value losses in 2015 compared with 2014.
Fee and other income decreased in 2015 compared with 2014 primarily due to higher revenue recognized in 2014 as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us.
The decrease in net interest income in 2015 compared with 2014 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. See “The Capital Markets Group’s Mortgage Portfolio” for additional information on our retained mortgage portfolio.
Investment gains decreased in 2015 compared with 2014 primarily due to lower gains on the sale of Fannie Mae MBS designated as AFS securities as a result of an increase in interest rates in 2015.

Fair value losses in 2015 were primarily due to fair value losses on our risk management derivatives. The derivatives fair value losses that are reported for the Capital Markets group are consistent with the losses reported in our consolidated statements of operations and comprehensive income. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value gains (losses), net” and is displayed in “Table 10: Fair Value Gains (Losses), Net.”
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
Investment gains increased in 2014 compared with 2013 primarily due to higher gains on the sale of Fannie Mae MBS designated as AFS securities as a result of a decline in interest rates in 2014. During 2013, we had lower gains on the sale of Fannie Mae MBS designated as AFS securities due to an increase in interest rates in 2013.
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
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Under the agreement, the maximum allowable amount of mortgage assets we were permitted to own as of December 31, 2015 was $399.2 billion and will be $339.3 billion as of December 31, 2016.
In 2014, FHFA requested that we submit a revised portfolio plan outlining how we will reduce the portfolio each year to 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions. Accordingly, under our revised portfolio plan, we reduced our retained mortgage portfolio to $345.1 billion as of December 31, 2015, below the $359.3 billion cap, in compliance with FHFA’s request. We are required to reduce our retained mortgage portfolio to no more than $305.4 billion as of December 31, 2016.
As we continue to reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will continue to decrease. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements.”

Table 19 displays our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance.
Table 19: Capital Markets Group’s Mortgage Portfolio Activity

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Mortgage loans:
Beginning balance	$285,610	$314,664	$371,708
Purchases	202,642	153,430	232,582
Securitizations(1)	(188,273)	(131,576)	(207,437)
Sales	(3,586)	(1,879)	(1,246)
Liquidations(2)	(42,801)	(49,029)	(80,943)
Mortgage loans, ending balance	253,592	285,610	314,664

Mortgage securities:
Beginning balance	127,703	176,037	261,346
Purchases(3)	49,554	24,885	36,848
Securitizations(1)	188,273	131,576	207,437
Sales	(253,438)	(177,883)	(278,421)
Liquidations(2)	(20,581)	(26,912)	(51,173)
Mortgage securities, ending balance	91,511	127,703	176,037
Total Capital Markets group’s mortgage portfolio	$345,103	$413,313	$490,701
__________

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(2)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

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
Table 20: Capital Markets Group’s Mortgage Portfolio Composition

	As of December 31,
	2015			2014
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(Dollars in millions)
Mortgage loans:
Single-family loans:
Government insured or guaranteed	$—	$33,376	$33,376	$—	$36,442	$36,442
Conventional	—	206,851	206,851	—	225,800	225,800
Total single-family loans	—	240,227	240,227	—	262,242	262,242
Multifamily loans:
Government insured or guaranteed	—	224	224	—	243	243
Conventional	—	13,141	13,141	—	23,125	23,125
Total multifamily loans	—	13,365	13,365	—	23,368	23,368
Total mortgage loans	—	253,592	253,592	—	285,610	285,610
Mortgage-related securities:
Fannie Mae	57,185	11,512	68,697	80,377	12,442	92,819
Freddie Mac	5,232	—	5,232	6,368	—	6,368
Ginnie Mae	748	—	748	572	—	572
Alt-A private-label securities	—	3,481	3,481	—	7,745	7,745
Subprime private-label securities	—	5,212	5,212	—	8,913	8,913
Commercial mortgage-backed securities (“CMBS”)	—	3,515	3,515	—	3,686	3,686
Mortgage revenue bonds	—	3,105	3,105	—	4,556	4,556
Other mortgage-related securities	—	1,521	1,521	—	3,044	3,044
Total mortgage-related securities(1)	63,165	28,346	91,511	87,317	40,386	127,703
Total Capital Markets group’s mortgage portfolio	$63,165	$281,938	$345,103	$87,317	$325,996	$413,313
__________

(1)	The fair value of these mortgage-related securities was $96.0 billion and $133.5 billion as of December 31, 2015 and 2014, respectively.
The Capital Markets group’s mortgage portfolio decreased 17% during 2015. Higher sales volumes drove the decrease in the portfolio compared with 2014. This activity was partially offset by increased purchases as a result of higher mortgage originations. We continued to reduce the size of our retained mortgage portfolio to comply with the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s request to further cap our portfolio.
As described in “Executive Summary—Helping to Build a Sustainable Housing Finance System,” in 2015 we completed three sales of nonperforming loans with an aggregate unpaid principal balance of $2.1 billion, which contributed to the reduction in our less liquid assets as of December 31, 2015.

The loans we purchased in 2015 included $13.2 billion in delinquent loans we purchased from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements. Table 21 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio.
Table 21: Capital Markets Group’s Mortgage Portfolio

	As of December 31,
	2015		2014
	Unpaid Principal Balance	Percent of Total	Unpaid Principal Balance	Percent of Total
	(Dollars in millions)
TDRs on accrual status	$137,117	40%	$140,828	34%
Nonaccrual loans	47,000	13	58,597	14
All other mortgage-related assets	160,986	47	213,888	52
Total Capital Markets group’s mortgage portfolio	$345,103	100%	$413,313	100%

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

Table 22: Summary of Consolidated Balance Sheets

	As of December 31,
	2015	2014	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$42,024	$52,973	$(10,949)
Restricted cash	30,879	32,542	(1,663)
Investments in securities(1)	60,138	62,158	(2,020)
Mortgage loans:
Of Fannie Mae	238,397	272,666	(34,269)
Of consolidated trusts	2,809,198	2,782,369	26,829
Allowance for loan losses	(27,951)	(35,541)	7,590
Mortgage loans, net of allowance for loan losses	3,019,644	3,019,494	150
Deferred tax assets, net	37,187	42,206	(5,019)
Other assets	32,045	38,803	(6,758)
Total assets	$3,221,917	$3,248,176	$(26,259)
Liabilities and equity
Debt:
Of Fannie Mae	$386,135	$460,443	$(74,308)
Of consolidated trusts	2,811,536	2,761,712	49,824
Other liabilities	20,187	22,301	(2,114)
Total liabilities	3,217,858	3,244,456	(26,598)
Equity	4,059	3,720	339
Total liabilities and equity	$3,221,917	$3,248,176	$(26,259)
__________

(1)
Includes $29.5 billion as of December 31, 2015 and $19.5 billion as of December 31, 2014 of U.S. Treasury securities that are included in our other investments portfolio, which we present in “Table 28: Cash and Other Investments Portfolio.”

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
Investments in Securities
Our investments in mortgage-related securities are classified in our consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 23 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities. We classify private-label securities as Alt-A, subprime or CMBS if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty.

Table 23: Summary of Mortgage-Related Securities at Fair Value

	As of December 31,
	2015	2014	2013
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$9,034	$10,579	$12,443
Freddie Mac	5,613	6,897	8,681
Ginnie Mae	817	642	995
Alt-A private-label securities	3,114	6,598	8,865
Subprime private-label securities	3,925	6,547	8,516
CMBS	3,596	3,912	4,324
Mortgage revenue bonds	3,150	4,745	5,821
Other mortgage-related securities	1,404	2,772	2,988
Total	$30,653	$42,692	$52,633
The decrease in mortgage-related securities at fair value in 2015 was primarily driven by higher sales volumes, as well as liquidations, partially offset by increased purchases as a result of higher mortgage originations. We continue to reduce the size of our retained mortgage portfolio to comply with the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s request to further cap our portfolio. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for additional information related to the reduction in our retained mortgage portfolio.
See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of December 31, 2015 and 2014.
Mortgage Loans
The mortgage loans reported in our consolidated balance sheets include loans owned by Fannie Mae and loans held in consolidated trusts and are classified as either HFS or HFI. Mortgage loans, net of allowance, remained relatively flat as of December 31, 2015 compared with December 31, 2014. This resulted primarily from a decrease in our allowance for loan losses and an increase in mortgage loans of consolidated trusts due to securitization activity from our lender swap and portfolio securitization programs. Offsetting these factors was a decline in mortgage loans of Fannie Mae resulting from liquidations outpacing acquisitions. For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
The decrease in our allowance for loan losses during 2015 was primarily driven by our approach to adopting the charge-off provisions of the Advisory Bulletin on January 1, 2015, the change in accounting policy related to the treatment of accrued interest receivable, improvement in home prices, liquidations of mortgage loans and the redesignation of certain nonperforming single-family loans from HFI to HFS, which relieved the allowance on these loans. For information on our benefit for credit losses, see “Consolidated Results of Operations—Credit-Related Income (Expense)—Provision (Benefit) for Credit Losses.”
Other Assets
Other assets consist of accrued interest receivable, net; acquired property, net; and other miscellaneous assets. The decrease in other assets was primarily due to acquired property dispositions outpacing the number of properties acquired through foreclosure, which resulted in a reduction in the number of acquired properties held in 2015.
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

The decrease in debt of Fannie Mae in 2015 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. The increase in the balance of debt of consolidated trusts during 2015 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity
Our net equity increased as of December 31, 2015 compared with December 31, 2014 primarily due to our comprehensive income recognized during the year, partially offset by the payment of senior preferred stock dividends to Treasury during the year.

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

Our primary funding needs include:

•	the repayment of matured, redeemed and repurchased debt;

•	the purchase of mortgage loans (including delinquent loans from MBS trusts), mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	dividend payments made to Treasury on the senior preferred stock;

•	net payments on derivative instruments;

•	the pledging of collateral under derivative instruments;

•	administrative expenses;

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations;

•	payments of federal income taxes;

•	payments to specified HUD and Treasury funds; and

•	payments of TCCA fees to Treasury.
Liquidity Risk Management Practices and Contingency Planning
Our liquidity position could be adversely affected by many factors, both internal and external to our business, including: actions taken by FHFA, the Federal Reserve, Treasury or other government agencies; legislation relating to us or our business; a U.S. government payment default on its debt obligations; a downgrade in the credit ratings of our senior unsecured debt or the U.S. government’s debt from the major ratings organizations; a systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; public statements by key policy makers; a significant decline in our net worth; potential investor concerns about the adequacy of funding available to us under the senior preferred stock purchase agreement; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector; or elimination of our GSE status. See “Risk Factors” for a discussion of factors that could adversely affect our liquidity.
We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations without relying upon the issuance of unsecured debt for specific periods of time.
Our liquidity management framework and practices require that we maintain:

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

•	a liquidity profile that meets or exceeds our projected 365-day net cash needs with liquidity holdings and unencumbered agency mortgage securities.
As of December 31, 2015, we were in compliance with our liquidity risk management framework and practices set forth above.
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
Table 24: Activity in Debt of Fannie Mae

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$182,358	$213,683	$216,475
Weighted-average interest rate	0.16%	0.08%	0.11%
Long-term:(1)
Amount	$76,268	$45,805	$138,404
Weighted-average interest rate	1.48%	1.79%	1.07%
Total issued:
Amount	$258,626	$259,488	$354,879
Weighted-average interest rate	0.55%	0.38%	0.49%
Paid off during the period:(2)
Short-term:
Amount	$216,340	$180,920	$249,357
Weighted-average interest rate	0.10%	0.09%	0.12%
Long-term:
Amount	$117,350	$148,186	$192,861
Weighted-average interest rate	1.39%	1.80%	1.72%
Total paid off:
Amount	$333,690	$329,106	$442,218
Weighted-average interest rate	0.55%	0.86%	0.82%
__________

(1)
Includes credit risk-sharing securities issued under our CAS series. For additional information on our credit risk-sharing transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”

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
Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt was 18% as of December 31, 2015 compared with 23% as of December 31, 2014. The weighted-average interest rate on our long-term debt, based on its original contractual maturity, increased to 2.41% as of December 31, 2015 from 2.24% as of December 31, 2014.
Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 32% as of December 31, 2015 and 37% as of December 31, 2014. The weighted-average maturity of our outstanding debt that is maturing within one year was 125 days as of December 31, 2015, compared with 131 days as of December 31, 2014. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 57 months as of December 31, 2015 and approximately 61 months as of December 31, 2014. For information on the maturity profile of our outstanding long-term debt for each of the years 2016 through 2020 and thereafter, see “Note 8, Short-Term Borrowings and Long-Term Debt.”
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $563.6 billion in 2015. As of December 31, 2015, our aggregate indebtedness totaled $389.5 billion, which was $174.1 billion below our debt limit. Our debt limit in 2016 is $479.0 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 25 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.
Table 25: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of December 31,
	2015			2014
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$62	—%	—	$50	—%

Short-term debt:
Debt of Fannie Mae	—	$71,007	0.26%	—	$105,012	0.11%
Debt of consolidated trusts	—	943	0.19	—	1,560	0.09
Total short-term debt		$71,950	0.26%		$106,572	0.11%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2016 - 2030	$154,057	2.49%	2015 - 2030	$173,010	2.41%
Medium-term notes(3)	2016 - 2025	96,997	1.53	2015 - 2024	114,556	1.42
Other(4)	2016 - 2038	27,772	4.88	2015 - 2038	32,941	4.65
Total senior fixed		278,826	2.39		320,507	2.29
Senior floating:
Medium-term notes(3)	2016 - 2019	20,791	0.27	2015 - 2019	24,469	0.15
Connecticut Avenue Securities(5)	2023 - 2028	10,764	3.84	2023 - 2024	6,041	2.97
Other(6)	2020 - 2037	368	10.46	2020 - 2037	363	8.71
Total senior floating		31,923	1.58		30,873	0.81
Subordinated debentures	2019	4,227	9.93	2019	3,849	9.93
Secured borrowings(7)	2021 - 2022	152	1.47	2021 - 2022	202	1.90
Total long-term debt of Fannie Mae		315,128	2.41		355,431	2.24
Debt of consolidated trusts	2016 - 2054	2,810,593	2.94	2015 - 2054	2,760,152	3.02
Total long-term debt		$3,125,721	2.88%		$3,115,583	2.93%
Outstanding callable debt of Fannie Mae(8)		$96,199	1.92%		$114,990	1.79%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $3.2 billion and $4.1 billion as of December 31, 2015 and 2014, respectively.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)	Includes other long-term debt and foreign exchange bonds.

(5)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans in our single-family guaranty book of business to the investors in these securities. Connecticut Avenue Securities are reported at fair value. For additional information on our credit risk-sharing transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”

(6)	Consists of structured debt instruments that are reported at fair value.

(7)	Represents remaining liability resulting from the transfer of financial assets from our consolidated balance sheets that did not qualify as a sale.

(8)	Consists of the unpaid principal balance of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date.

Table 26 below displays additional information for each category of our short-term borrowings.
Table 26: Outstanding Short-Term Borrowings(1)

	2015
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$62	—%	$42	—%	$271

Total short-term debt of Fannie Mae	$71,007	0.26%	$88,842	0.17%	$107,690

	2014
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$50	—%	$28	—%	$273

Total short-term debt of Fannie Mae	$105,012	0.11%	$86,839	0.11%	$114,741

	2013
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$15	—%	$218

Total short-term debt of Fannie Mae	$72,295	0.13%	$95,082	0.13%	$128,419
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding has been calculated using daily balances.

(3)	Maximum outstanding represents the highest daily outstanding balance during the year.

Contractual Obligations
Table 27 displays, by remaining maturity, our future cash obligations related to our long term debt, announced calls, operating leases, purchase obligations and other material non-cancelable contractual obligations.
Table 27: Contractual Obligations

	Payment Due by Period as of December 31, 2015
	Total	Less than 1 Year	1 to < 3 Years	3 to 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations(1)	$315,128	$52,829	$137,525	$59,785	$64,989
Contractual interest on long-term obligations(2)	41,794	6,416	9,244	6,414	19,720
Operating lease obligations(3)	942	44	78	102	718
Purchase obligations:
Mortgage commitments(4)	58,715	58,715	—	—	—
Other purchase obligations(5)	94	59	26	9	—
Other liabilities reflected in the consolidated balance sheet(6)	409	371	24	14	—
Total contractual obligations	$417,082	$118,434	$146,897	$66,324	$85,427
__________

(1)
Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude $2.8 trillion in long-term debt of consolidated trusts. Amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $3.2 billion.

(2)	Excludes contractual interest on long-term debt from consolidations.

(3)	Includes amounts related to office buildings and equipment leases.

(4)	Includes on- and off-balance sheet commitments to purchase mortgage loans and mortgage-related securities.

(5)
Includes only unconditional purchase obligations that are subject to a cancellation penalty for certain telecommunications services, software and computer services, and other agreements. Excludes arrangements that may be canceled without penalty.

(6)
Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2015, see “Off-Balance Sheet Arrangements.” Includes cash received as collateral and future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding, which are included in our consolidated balance sheets under “Other liabilities.”

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
Cash and Other Investments Portfolio
Table 28 displays information on the composition of our cash and other investments portfolio. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, liquidity in the fixed income markets and our liquidity risk management framework and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.

Table 28: Cash and Other Investments Portfolio

	As of December 31,
	2015	2014	2013
	(Dollars in millions)
Cash and cash equivalents	$14,674	$22,023	$19,228
Federal funds sold and securities purchased under agreements to resell or similar arrangements	27,350	30,950	38,975
U.S. Treasury securities	29,485	19,466	16,306
Total cash and other investments	$71,509	$72,439	$74,509
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
Table 29 displays the credit ratings issued by the three major credit rating agencies.
Table 29: Fannie Mae Credit Ratings

As of December 31, 2015
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

Cash Flows
Year Ended December 31, 2015. Cash and cash equivalents decreased by $7.3 billion from $22.0 billion as of December 31, 2014 to $14.7 billion as of December 31, 2015. The decrease was primarily driven by cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the acquisition of delinquent loans out of MBS trusts and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Partially offsetting these cash outflows were cash inflows from (1) the sale of Fannie Mae MBS to third parties, (2) proceeds from repayments and sales of loans of Fannie Mae, (3) the sale of our acquired property and (4) proceeds from the sale and liquidation of mortgage-related securities.
Year Ended December 31, 2014. Cash and cash equivalents increased by $2.8 billion from $19.2 billion as of December 31, 2013 to $22.0 billion as of December 31, 2014. This increase in the balance was primarily driven by cash inflows from (1) the sale of Fannie Mae MBS to third parties, (2) proceeds from repayments and sales of loans of Fannie Mae, (3) the sale of our acquired property, (4) proceeds from the sale and liquidation of mortgage-related securities and (5) proceeds from resolution and settlement agreements related to PLS sold to us.
Partially offsetting these cash inflows were cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the payment of dividends to Treasury under our senior preferred stock purchase agreement and (3) the acquisition of delinquent loans out of MBS trusts.
Capital Management
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. We report GAAP net worth and the deficit of our core capital over statutory minimum capital in our periodic reports on Form 10-Q and Form 10-K. FHFA has stated that it does not intend to report our critical, risk-based capital or subordinated debt levels during the conservatorship. For information on our minimum capital requirements see “Note 14, Regulatory Capital Requirements.”
Capital Activity
The Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis. Our fourth quarter 2015 dividend of $2.2 billion was declared by FHFA and subsequently paid by us on December 31, 2015, bringing our senior preferred stock dividends paid in 2015 to $10.3 billion. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the first quarter of 2016 of $2.9 billion by March 31, 2016.
The terms of our senior preferred stock provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, which continues to decrease annually. The capital reserve amount was $1.8 billion for dividend periods in 2015, decreased to $1.2 billion for dividend periods in 2016, and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. As a result of the “net worth sweep” dividend we pay to Treasury each quarter, we cannot retain capital from the earnings generated by our business operations.
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under our senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. As of the date of this filing, the amount of remaining available funding under our senior preferred stock purchase agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us from Treasury under the agreement. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” for a discussion of the risks relating to our dividend obligations to Treasury on our senior preferred stock.

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
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $27.5 billion as of December 31, 2015 and $31.7 billion as of December 31, 2014.
For more information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management.”
Partnership Investment Interests
For partnership investments where we have determined that we are the primary beneficiary, we have consolidated these investments and recorded all of the partnership assets and liabilities in our consolidated balance sheet. Our partnership investments primarily consist of investments in affordable rental and for-sale housing partnerships. The carrying value of our partnership investments, including those we have consolidated, totaled $516 million as of December 31, 2015, compared to $721 million as of December 31, 2014.
LIHTC Partnership Interests
In most instances, we are not the primary beneficiary of our LIHTC partnership investments, and therefore our consolidated balance sheets reflect only our investment in the LIHTC partnership, rather than the full amount of the LIHTC partnership’s assets and liabilities. FHFA informed us in 2009 that, after consultation with Treasury, generally we are not authorized to sell or transfer our LIHTC partnership interests. Some exceptions to this rule exist in very limited circumstances and, in most cases, only with FHFA consent. In 2009, we reduced the carrying value of our LIHTC partnership investments to zero, as we no longer had both the intent and ability to sell or otherwise transfer our LIHTC investments for value. However, we still have an obligation to fund our LIHTC partnership investments and have recorded such obligation as a liability in our financial statements. We did not make any LIHTC investments in 2015, other than pursuant to existing prior commitments.
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
Pursuant to the TCLF program that we describe in “Related Parties” in “Note 1, Summary of Significant Accounting Policies,” Treasury had purchased participation interests in TCLFs provided by us and Freddie Mac to the HFAs. These facilities created a credit and liquidity backstop for the HFAs. We had $390 million in outstanding commitments under the

TCLF program as of December 31, 2014. As of December 31, 2015, we did not have any outstanding commitments under the TCLF program as the program ended as scheduled.
Multifamily Bond Credit Enhancement Liquidity Commitments
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $11.4 billion as of December 31, 2015 and $12.3 billion as of December 31, 2014. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds.

RISK MANAGEMENT
Our business activities expose us to the following three major categories of risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively monitor and manage these risks by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities.

•
Credit Risk. Credit risk is the potential for financial loss resulting from the failure of a borrower or institutional counterparty to honor its financial or contractual obligations, resulting in a potential loss of earnings. In regards to financial securities or instruments, credit risk is the risk of not receiving principal, interest or any other financial obligation on a timely basis, for any reason. Credit risk exists primarily in connection with our mortgage credit book of business and our institutional counterparties.

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

•	Operational Risk. Operational risk is the loss or harm resulting from inadequate or failed internal processes, people, systems or from external events.
In addition to our exposure to credit, market and operational risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Business—Housing Finance Reform” and in “Risk Factors.” This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could adversely affect our ability to retain and hire qualified employees. We are also subject to a number of other risks that could adversely impact our business, financial condition and earnings, including human capital, legal, regulatory and compliance, reputational, technological and cybersecurity, strategic and execution risks. These risks may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions. These risks are typically brought to the attention of our Management Committee, our Board of Directors or one or more of the Board’s committees and, in some cases, FHFA for discussion.
Another risk that can impact our financial condition and earnings is model risk, which is defined as the potential for model errors to adversely affect the company. This risk exists because of our use of modeled estimations of future economic environments, borrower behavior and valuation methodologies. See “Risk Factors” for a discussion of the risks associated with our reliance on models.
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

•
Risk Reporting & Monitoring. Our business units actively monitor emerging and identified risks that are taken when executing our strategies. Risks and concerns are reported to the appropriate level of management to ensure that action is taken to mitigate the risk.

We manage risk by using a “three lines of defense” structure which distinguishes between functions that own and manage risks, functions that oversee risks, and functions that provide independent assurance. The first line of defense is comprised of the business units, operations and support functions. The first line of defense is accountable for the ownership and management of the risk created by its operations or activities and is charged with conforming to the risk guidelines, risk appetite, risk policies and limits approved by the Board of Directors and/or appropriate management-level risk committee. The second line of defense is comprised of Enterprise Risk Management, Compliance and Ethics, and the Enterprise Project Management Office, and is responsible for the independent oversight and monitoring of risk management and control activities. The third line of defense is the Internal Audit group, which is responsible for ensuring all parties are performing the actions for which they are accountable and for identifying any omissions or potential process improvements.
Enterprise Risk Governance
Our enterprise risk management structure consists of the Board of Directors, executive leadership, including the Chief Risk Officer, Deputy Chief Risk Officer and Chief Credit Officer, and the Enterprise Risk Management division, designated officers responsible for managing our financial risks, business unit chief risk officers and management-level risk committees. This structure is designed to encourage a culture of accountability within the divisions and promote effective risk management throughout the company.
Our organizational structure and risk management framework work in conjunction with each other to identify risk-related trends with respect to customers, products or portfolios and external events and to develop appropriate strategies to mitigate emerging and identified risks.
Under our enterprise risk management framework, each business unit is responsible for managing its risks but is subject to an oversight process that includes independent oversight functions, management-level risk committees and Board-level engagement.
Board of Directors
The Risk Policy & Capital Committee of the Board, pursuant to its Charter and FHFA regulations, assists the Board in overseeing our management of risk and recommends for Board approval enterprise risk governance policy and limits. In addition, the Audit Committee reviews the system of internal controls that we rely upon to provide reasonable assurance of compliance with our enterprise risk management processes.
The Board of Directors delegates certain authorities to the Chief Executive Officer and management-level committees. Responsibility for setting appropriate controls such as management limits and policies is delegated to the management-level risk committees. In addition, certain activities require the approval of our conservator. See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors” for information about these activities.
Our Board of Directors has established and maintains oversight of our enterprise-wide risk management program, in accordance with FHFA regulations. The regulations specify that our enterprise-wide risk management program must include certain risk limitations, appropriate policies and procedures, provisions for monitoring compliance, as well as effective and timely implementation of corrective actions. See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Board Leadership Structure; Risk Management Oversight” for information about these responsibilities.
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

Risk Committees
We use our management-level risk committees as a forum for establishing corporate risk policies and risk parameters within which the business must operate. They are also used to discuss emerging risks and risk mitigation strategies and to communicate across business lines. Risk committees enhance the risk management framework by reinforcing our risk management culture and providing accountability for the resolution of key risk issues and decisions. Committees are populated with key business and risk leaders.
The primary management-level business risk committees include the Asset and Liability Committee, the Enterprise Risk Committee, the Model Risk Oversight Committee, the Operational Risk Committee, the Capital Committee, the Third Party Risk Committee, the Multifamily Risk Committee and the Single-Family Risk Committee. On a periodic basis, the Chief Risk Officer prepares a detailed summary of current and emerging risks and compliance with risk limits and other risk reports, and reports on these matters to the Risk Policy & Capital Committee of the Board. The Chief Risk Officer also reports periodically on issues that are escalated from the management-level risk committees and on other topics to the Risk Policy & Capital Committee of the Board, as appropriate.
In addition to the risk committees, the Management Committee is typically notified of risks that could adversely impact our business, financial condition and earnings, including human capital, legal, regulatory and compliance, reputational, technological and cybersecurity, strategic and execution risks.
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

Mortgage Credit Book of Business
Table 30 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of December 31, 2015 and 2014.
Table 30: Composition of Mortgage Credit Book of Business

	As of December 31,
	2015			2014
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,817,251	$198,342	$3,015,593	$2,837,211	$187,300	$3,024,511
Unconsolidated Fannie Mae MBS, held by third parties(2)	9,818	1,226	11,044	11,660	1,267	12,927
Other credit guarantees(3)	2,652	13,852	16,504	4,033	14,748	18,781
Guaranty book of business	$2,829,721	$213,420	$3,043,141	$2,852,904	$203,315	$3,056,219
Agency mortgage-related securities(4)	5,973	7	5,980	6,932	8	6,940
Other mortgage-related securities(5)	10,365	6,469	16,834	19,973	7,970	27,943
Mortgage credit book of business	$2,846,059	$219,896	$3,065,955	$2,879,809	$211,293	$3,091,102
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,778,254	$211,975	$2,990,229	$2,795,666	$201,763	$2,997,429
Government Guaranty Book of Business(7)	$51,467	$1,445	$52,912	$57,238	$1,552	$58,790
__________

(1)	Consists of mortgage loans and Fannie Mae MBS recognized in our consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(2)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Consists of single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(4)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(5)	Primarily includes mortgage revenue bonds, Alt-A and subprime PLS and CMBS.

(6)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(7)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. Our new business purchases were $515.5 billion for the year ended December 31, 2015. Accordingly, we recognized an expense of $217 million related to this obligation for the year ended December 31, 2015. We expect to pay this amount to the funds on or before February 29, 2016. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Affordable Housing Allocations” for more information regarding this obligation.
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of December 31, 2015 and 2014. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of five primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards; (2) the transfer of credit risk through risk-sharing transactions and the use of credit enhancements; (3) portfolio diversification and monitoring; (4) management of problem loans; and (5) REO management. We provide information on our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related Income (Expense).”
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
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter, our proprietary automated underwriting system which measures credit risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. As part of our regular evaluation of Desktop Underwriter, we conduct periodic examinations of the underlying risk assessment models and recalibrate the models based on actual loan performance and market assumptions to improve Desktop Underwriter’s ability to effectively analyze risk. Subject to our prior approval, we also may purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirements or meet agreed-upon standards that differ from our standard underwriting and eligibility criteria. We periodically update Desktop Underwriter to reflect changes to both our underwriting and eligibility guidelines and to our Selling Guide, which sets forth our policies and procedures related to selling single-family mortgages to us.
We initiated underwriting and eligibility changes that became effective for deliveries in late 2008 and 2009 and that focused on strengthening our underwriting and eligibility standards to promote sustainable homeownership. The result of many of these changes is reflected in the substantially improved risk profile of our single-family loan acquisitions since 2009.
During 2015, we implemented a number of changes designed to help our customers originate mortgages with increased certainty, efficiency and lower costs, including making new verification tools such as Collateral Underwriter and Early Check available to lenders and eliminating fees charged to customers for using our Desktop Underwriter and Desktop Originator systems. We expect to implement a number of enhancements to Desktop Underwriter in 2016 to further help our lender customers originate mortgages with increased efficiency and lower costs and to help increase access to credit for creditworthy borrowers. For more information about the changes we implemented in 2015 and that we expect to implement in 2016 to provide value to our customers, see “Business—Executive Summary—Serving Customer Needs and Improving Our Business Efficiency.”
Table 31 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business by acquisition period. For additional information on HARP and other Refi Plus loans, see “Single-Family Portfolio Diversification and Monitoring—Credit Profile Summary—HARP and Refi Plus Loans.”

Table 31: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period

	As of December 31, 2015
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio >100%(3)	Serious Delinquency Rate(4)
2009-2015 acquisitions, excluding HARP and other Refi Plus loans	67%	59%	* %	0.24%
HARP loans(5)	10	81	14	1.16
Other Refi Plus loans(6)	8	48	*	0.41
2005-2008 acquisitions	10	77	17	7.39
2004 and prior acquisitions	5	45	1	3.07
Total single-family conventional guaranty book of business	100%	62%	3%	1.55%

	As of December 31, 2014
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio >100%(3)	Serious Delinquency Rate(4)
2009-2014 acquisitions, excluding HARP and other Refi Plus loans	62%	60%	* %	0.24%
HARP loans(5)	11	86	19	1.04
Other Refi Plus loans(6)	8	51	*	0.37
2005-2008 acquisitions	12	81	22	8.17
2004 and prior acquisitions	7	48	2	3.28
Total single-family conventional guaranty book of business	100%	64%	5%	1.89%
__________

*	Represents less than 0.5%.

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of December 31, 2015 and 2014.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the applicable period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the applicable period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of December 31, 2015 and 2014.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the December 31, 2015 serious delinquency rates of loans acquired in 2005 through 2008.

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
We derive an eligibility defect rate from our random reviews, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use the eligibility defect rate to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process. As of December 31, 2015, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions made during the twelve months ended April 30, 2015 was 1.16%. We continue to work with lenders to reduce the number of defects.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief under our new representation and warranty framework described below. We collectively refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests. The unpaid principal balance of single-family loans that are subject to a repurchase request has declined significantly since we strengthened our underwriting standards in late 2008 and 2009, implemented changes to our quality control process in 2013 and implemented our new representation and warranty framework described below. As of December 31, 2015, we had issued repurchase requests on approximately 0.35% of the $446.9 billion of unpaid principal balance of single-family loans delivered to us during the twelve months ended May 2015.
Our total outstanding repurchase requests as of December 31, 2015 were $696 million, compared with $1.0 billion as of December 31, 2014. The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which is substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. Amounts relating to repurchase requests originating from missing documentation or loan files where a full file review could not be completed are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed. If we are unable to resolve our repurchase requests, either through collection or additional remedies, we will not recover the losses we have recognized on the associated loans.
Representation and Warranty Framework
Our representation and warranty framework for single-family mortgage loans delivered on or after January 1, 2013 seeks to provide lenders a higher degree of certainty and clarity regarding their repurchase exposure and liability on future deliveries, as well as consistency around repurchase timelines and remedies. Under the framework, lenders are relieved of repurchase liability for loans that meet specific requirements. For example, a lender would not be required to repurchase a mortgage loan in breach of certain underwriting and eligibility representations and warranties if the borrower has made timely payments for 36 months following the delivery date (or, for Refi Plus loans, including HARP loans, for 12 months following the delivery date), and the loan meets other specified eligibility requirements. For single-family loans delivered on or after July 1, 2014, the 36-month timely payment history requirement was relaxed to permit two instances of 30-day delinquency and to add an alternative path to relief if there is a satisfactory conclusion of a quality control review. Certain representations and warranties are “life of loan” representations and warranties, meaning that no relief from their enforcement is available to lenders regardless of the number of payments made by a borrower. Examples of life of loan representations and warranties include, but are not limited to, a lender’s representation and warranty that it has originated the loan in compliance with applicable laws and that the loan conforms to our charter requirements.
We have continued to enhance our representation and warranty framework. In November 2014, we issued a lender announcement updating and clarifying aspects of our new representation and warranty framework, particularly relating to the “life of loan” representations and warranties that are not eligible for repurchase relief. In October 2015, we issued a lender announcement on alternatives to repurchase that may be offered to lenders in the event of underwriting defects, including providing lenders with specific guidance on what types of loan defects could lead to a repurchase request or an alternative remedy. We believe the changes we have made to our representation and warranty framework, as well as to our quality control process as described above, have significantly reduced uncertainty surrounding lenders’ repurchase risk relating to loans they deliver to us. We continue to work with FHFA to identify opportunities to enhance our representation and warranty framework, providing the mortgage finance industry with more certainty and transparency regarding selling representation and warranty obligations. In February 2016, we announced a new independent dispute resolution process to resolve disagreements over repurchase requests in a timely fashion when needed. This independent dispute resolution process will be available for loans delivered on and after January 1, 2016.
As of December 31, 2015, approximately 38% of the outstanding loans in our single-family conventional guaranty book of business were acquired under the new representation and warranty framework, compared with 29% as of December 31, 2014. Table 32 below displays information regarding the relief status of single-family conventional loans, based on payment history or the satisfactory conclusion of a quality control review, delivered to us beginning in 2013 under the new representation and warranty framework.
Table 32: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2015

	As of December 31, 2015
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$165,069	1,135,903	$21,924	97,199	$186,993	1,233,102
Remain eligible for relief	33,190	220,006	1,053,727	5,100,603	1,086,917	5,320,609
Are not eligible for relief	3,643	23,636	7,001	37,619	10,644	61,255
Total outstanding loans acquired under the new representation and warranty framework	$201,902	1,379,545	$1,082,652	5,235,421	$1,284,554	6,614,966

	As of December 31, 2014
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$141,393	927,345	$—	—	$141,393	927,345
Remain eligible for relief	47,154	319,830	781,590	3,733,863	828,744	4,053,693
Are not eligible for relief	2,686	16,890	9,043	44,387	11,729	61,277
Total outstanding loans acquired under the new representation and warranty framework	$191,233	1,264,065	$790,633	3,778,250	$981,866	5,042,315
As of December 31, 2015, approximately 19% of loans acquired under the new representation and warranty framework had obtained relief. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans acquired beginning in 2013 that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus of our quality control reviews to shortly after the time the loans are delivered to us. We also retain the right to review any defaulted loans that were not previously reviewed and have not obtained relief, in addition to retaining the right to review all loans for any violations of life of loan representations and warranties.
Transfer of Mortgage Credit Risk
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
Mortgage insurers may also provide pool mortgage insurance, which is insurance that applies to a defined group of loans. Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit. Under some of our pool mortgage insurance policies, we are required to meet specified loss deductibles before we can recover under the policy. We typically collect claims under pool mortgage insurance three to six months after disposition of the property that secured the loan. For a discussion of our aggregate mortgage insurance coverage as of December 31, 2015 and 2014, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Credit Guarantors—Mortgage Insurers.”
Credit Risk-Sharing Transactions
Our Single-Family business has developed risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. The goal of these transactions is, to the extent economically sensible, to transfer a portion of the existing mortgage credit risk on a portion of recently acquired loans in our single-family guaranty book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through CAS and CIRT transactions. As of December 31, 2015, we had completed a total of nine CAS transactions since the CAS program began in 2013 and seven CIRT transactions since the CIRT program began in 2014. Approximately 15% of the loans in our single-family conventional guaranty book of business as of December 31, 2015, measured by unpaid principal balance, were included in a reference pool for a CAS or CIRT transaction. We have also executed other types of risk sharing transactions in addition to our CAS and CIRT transactions, including structures that transfer first loss risk. In the aggregate, our credit risk transfer transactions completed through December 31, 2015 transferred a significant portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $500 billion.
We have transferred a significant portion of the mortgage credit risk on over 95% of the single-family loans we acquired during the twelve months ended November 2014 that were in our targeted loan categories for our credit risk transfer transactions. Loan categories we have targeted for credit risk transactions generally consist of fixed-rate 30-year single-family conventional loans that meet certain credit performance characteristics, are non-Refi Plus and have LTV ratios between 60% and 97%. Based on their characteristics at the time we acquired them, over 50% of the single-family loans we acquired during the twelve months ended November 2014 were included in loan categories we have targeted for our credit risk transfer transactions. The portion of our single-family loan acquisitions we include in credit risk transfer transactions can vary from period to period based on market conditions and other factors.
In a CAS transaction, we transfer a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans to investors in these securities. We create a reference pool consisting of recently acquired single-family mortgage loans included in our guaranty book of business. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (that is, first loss, mezzanine and senior). The mezzanine risk position included in a CAS transaction typically exceeds our estimated stress losses for the reference pool. We recognize CAS notes we issue to investors at fair value as “Debt of Fannie Mae” in our consolidated balance sheets, with gains and losses included as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The CAS notes are issued with a stated final maturity date of either 10 or 12.5 years from issuance.
We are obligated to make payments of principal and interest on the CAS notes we issue, and we recognize the interest paid as “Long-term debt interest expense” in our consolidated statements of operations and comprehensive income. The principal balance of CAS notes is reduced as a result of principal liquidations of loans in the reference pool. The principal balance is also reduced when specified credit events occur on the loans in the reference pool. These reductions in the principal balance reduce the total amount of payments we are obligated to make to investors on the CAS notes. Principal reductions resulting from credit events will first occur on the first loss tranches, which we retained for all CAS transactions completed through December 31, 2015, until the first loss tranches are reduced to zero, at which time the outstanding principal balance of CAS notes begin to be reduced. We have recognized minimal credit losses on the loans in reference pools underlying CAS issuances to date primarily because the loans were acquired in recent years, after we implemented improvements in our credit underwriting practices, and because recent macroeconomic factors such as unemployment rates and home prices have been favorable.
In our CAS transactions through the third quarter of 2015, the reduction in the principal balances of CAS notes as a result of credit events was based on a predefined formula. In October 2015, we completed our first CAS transaction that calculates credit event losses based on the actual loss experience associated with the reference pool of mortgage loans, generally following the final disposition of the underlying properties. We provide monthly disclosures to help investors monitor the ongoing performance of their investments in the CAS notes.
CIRT deals are insurance transactions whereby we obtain actual loss coverage on pools of loans either directly from an insurance provider who retains the risk, or from an insurance provider who simultaneously cedes all of its risk to one or more reinsurers. CIRT deals are structured so that we retain an aggregate amount of initial losses on the loans in the pool, typically 0.5% of the pool unpaid principal balance at the effective date of the coverage, before the insurance layer, typically 2.5% of the pool unpaid principal balance at the effective date of the coverage, attaches. The detachment point of the insurance layer typically exceeds our estimated stress losses for the pool. We currently retain the risk of any remaining losses. Insurance benefits are paid after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to the loss. CIRT transactions completed to date have been written for a ten-year term. A portion of the insurers’ or reinsurers’ obligations is collateralized with highly-rated liquid assets held in a trust account. The required amount of collateral is initially determined according to the ratings of the counterparty. There are contractual provisions that require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade. We make premium payments on CIRT deals that we recognize in “Other expenses, net” in our consolidated statements of operations and comprehensive income.
Table 33 displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our CAS and CIRT transactions.
Table 33: Credit Risk Transferred Pursuant to CAS and CIRT Transactions

	At Issuance					As of December 31, 2015
	Retained by Fannie Mae			Credit Risk Transferred to Third Parties
	First Loss Position	Mezzanine Loss Position	Senior Loss Position	Mezzanine Loss Position(1)	Total Initial Reference Pool(2)	Total Outstanding Reference Pool(1)(2)
	(Dollars in millions)
CAS issuances:
2015	$1,058	$312	$181,282	$5,921	$188,573	$167,529
2014	845	355	215,175	5,849	222,224	189,362
2013	80	47	25,954	675	26,756	21,630
Total CAS issuances	$1,983	$714	$422,411	$12,445	$437,553	$378,521
CIRT transactions:
2015	$202		$39,104	$1,008	$40,314	$37,811
2014	32		6,195	192	6,419	4,679
Total CIRT transactions	$234		$45,299	$1,200	$46,733	$42,490
Total CAS and CIRT transactions					$484,286	$421,011
Total outstanding reference pool as a percentage of single-family conventional guaranty book of business						15.15%
__________

(1)	Includes $12.2 billion outstanding for the mezzanine loss tranche transferred to third parties as of December 31, 2015.

(2)	For CIRT transactions, “reference pool” reflects a pool of covered loans.
We intend to continue to engage in regular CAS and CIRT transactions on an ongoing basis, subject to market conditions. FHFA’s 2016 conservatorship scorecard noted that, because Fannie Mae and Freddie Mac’s single-family credit risk transfers have evolved into a core business practice, it is FHFA’s current expectation that single-family credit risk transfers will continue to be an ongoing conservatorship requirement. Accordingly, FHFA’s 2016 conservatorship scorecard includes several objectives relating to our single-family credit risk transfer transactions.

Although we have designed our CAS and CIRT transactions to mitigate some of our potential future credit losses, these transactions may provide less protection than we expect. In addition, these transactions are relatively new, and it is uncertain if there will be adequate demand for these products over the long term to meet our goals for these transactions.
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

Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2015	2014	2013	2015	2014	2013
Original LTV ratio:(5)
<= 60%	18%	16%	22%	21%	21%	22%
60.01% to 70%	14	12	14	14	14	15
70.01% to 80%	40	40	35	38	38	38
80.01% to 90%(6)	12	13	10	11	11	10
90.01% to 100%(6)	15	16	12	12	11	10
100.01% to 125%(6)	1	2	4	3	3	3
Greater than 125%(6)	*	1	3	1	2	2
Total	100%	100%	100%	100%	100%	100%
Weighted average	75%	77%	76%	75%	75%	74%
Average loan amount	$220,090	$202,834	$204,750	$160,741	$159,997	$160,357
Estimated mark-to-market LTV ratio:(7)
<= 60%				46%	42%	38%
60.01% to 70%				19	19	19
70.01% to 80%				17	18	19
80.01% to 90%				10	10	11
90.01% to 100%				5	6	6
100.01% to 125%				2	4	5
Greater than 125%				1	1	2
Total				100%	100%	100%
Weighted average				62%	64%	67%
Product type:
Fixed-rate:(8)
Long-term	81%	78%	76%	76%	74%	72%
Intermediate-term	17	17	22	17	17	18
Interest-only	—	—	*	*	1	1
Total fixed-rate	98	95	98	93	92	91
Adjustable-rate:
Interest-only	—	*	*	2	2	2
Other ARMs	2	5	2	5	6	7
Total adjustable-rate	2	5	2	7	8	9
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%	97%	97%
2-4 units	3	3	3	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	90%	90%	91%	91%	91%
Condo/Co-op	10	10	10	9	9	9
Total	100%	100%	100%	100%	100%	100%
Occupancy type:
Primary residence	88%	87%	87%	88%	88%	88%
Second/vacation home	4	4	4	4	4	4
Investor	8	9	9	8	8	8
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2015	2014	2013	2015	2014	2013
FICO credit score at origination:
< 620(9)	1%	1%	1%	2%	3%	3%
620 to < 660	5	6	4	5	5	5
660 to < 700	12	13	10	12	12	12
700 to < 740	20	21	18	20	19	19
>= 740	62	59	67	61	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	748	744	753	744	744	744
Loan purpose:
Purchase	45%	52%	30%	33%	31%	28%
Cash-out refinance	19	16	14	20	20	21
Other refinance	36	32	56	47	49	51
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	14%	15%	14%	15%	15%	15%
Northeast	14	15	17	19	19	19
Southeast	20	20	20	22	22	22
Southwest	20	20	17	16	16	16
West	32	30	32	28	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
<= 2006				10%	13%	16%
2007				3	4	5
2008				2	2	3
2009				5	6	7
2010				7	9	10
2011				8	10	11
2012				21	24	26
2013				18	21	22
2014				11	11	—
2015				15	—	—
Total				100%	100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of December 31, 2015, 2014 and 2013. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “Credit Profile Summary—Jumbo-Conforming and High-Balance Loans” for information on our loan limits.

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

Credit Profile Summary
Overview
Our acquisitions in 2015 continued to have a strong credit profile with a weighted average original LTV ratio of 75% compared with 77% in 2014. Our acquisition of loans with original LTV ratios over 80% decreased to 28% in 2015, compared with 32% in 2014. This decrease was primarily due to an increase in our acquisitions of refinance loans, which increased to 55% in 2015, compared with 48% in 2014, and a decline in our acquisitions of home purchase loans and HARP loans. Home purchase loans and HARP loans typically have higher LTV ratios than non-HARP refinance loans. The weighted average FICO credit score of our acquisitions increased to 748 in 2015, compared with 744 in 2014. Our acquisitions of loans with FICO credit scores at origination of 740 or above increased to 62% in 2015, compared with 59% in 2014. Our acquisition of loans with FICO credit scores at origination of less than 700 decreased to 18% in 2015, compared with 20% in 2014.
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
The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Since 2012, we have acquired HARP loans with LTV ratios greater than 125% for fixed-rate loans of eligible borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of December 31, 2015, HARP loans, which constituted 10% of our single-family book of business, had a weighted average FICO credit score at origination of 729 compared with 744 for loans in our single-family book of business overall.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the newly acquired loans essentially replaces the credit risk on the loans that we already held prior to the refinancing. These loans have higher risk profiles and higher serious delinquency rates than the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate). HARP loans constituted approximately 2% of our total single-family acquisitions in 2015, compared with approximately 6% of total single-family acquisitions in 2014 and 14% in 2013. We expect the volume of refinancings under HARP to continue to decline, due to a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of December 31, 2015 and 2014 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 31: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period.”
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
We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business,” “Note 3, Mortgage Loans” and “Note 15, Concentrations of Credit Risk.”
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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $102.3 billion as of December 31, 2015, represented approximately 4% of our single-family conventional guaranty book of business. Because we discontinued the purchase of newly originated Alt-A loans in 2009, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time.
Jumbo-Conforming and High-Balance Loans
The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $149.1 billion, or 5.4% of our single-family conventional guaranty book of business as of December 31, 2015, compared with $145.0 billion, or 5.2% of our single-family conventional guaranty book of business as of December 31, 2014. The standard conforming loan limit for a one-unit property has been $417,000 since 2006. From 2008 to 2011, our loan limits were higher in specified high-cost areas, reaching as high as $729,750 for one-unit properties; however, our loan limits for loans originated after September 30, 2011 decreased in specified high-cost areas to an amount not to exceed $625,500 for one-unit properties. Our current loan limits apply to all new acquisitions; therefore, we cannot refinance any of our existing loans that are above our current loan limits. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for additional information on our loan limits.
Reverse Mortgages
The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $40.9 billion as of December 31, 2015 and $44.7 billion as of December 31, 2014. In 2010, we ceased acquisitions of newly originated reverse mortgages. The principal balance of our reverse mortgage loans could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through FHA. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to credit losses on these loans.

Mortgage Products with Rate Resets
Adjustable-rate mortgages (“ARMs”) are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. Interest-only loans allow the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. The majority of our interest-only loans are ARMs. Our negative-amortizing loans are ARMs that allow the borrower to make monthly payments that are less than the interest actually accrued for the period. The unpaid interest is added to the principal balance of the loan, which increases the outstanding loan balance. ARMs represented approximately 7% of our single-family conventional guaranty book of business as of December 31, 2015, and 8% as of December 31, 2014.
Rate reset modifications are mortgage loans we have modified with terms that include a reduction in the borrowers’ interest rate that is fixed for an initial period and is followed by one or more annual interest rate increases in the future. The majority of these rate reset modifications are performing loans that were modified under HAMP and have fixed interest rates for an initial five-year period followed by annual interest rate increases, of up to one percent per year, until the mortgage rate reaches the prevailing market rate at the time of modification. The outstanding unpaid principal balance of rate reset modifications in our guaranty book of business was $79.1 billion as of December 31, 2015. During 2015, approximately 55% of these modified loans experienced an interest rate reset to a weighted average interest rate of 3.24%. In anticipation of potential financial hardship related to interest rate increases, we have directed servicers to evaluate rate reset modifications for a re-modification if the loan is at imminent risk of default and the borrower requests a loan modification or if the loan becomes 60 days delinquent within the first 12 months after an interest rate adjustment. Additionally, for borrowers with HAMP modifications we extended “pay for performance” incentives, in the form of principal curtailment, to encourage borrowers to stay current on their mortgages after the initial interest rate reset and to reduce their monthly payments in cases where the borrower chooses to re-amortize their unpaid principal balance following receipt of the incentive. In May 2015, FHFA announced the extension of the ending date for HAMP to December 31, 2016.
Table 35 displays information for ARMs, rate reset modifications and fixed-rate interest-only loans in our single-family guaranty book of business, aggregated by product type and categorized by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.
Table 35: Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications by Year(1)

	Reset Year
	2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in millions)
ARMs—Amortizing	$32,896	$5,266	$7,142	$11,233	$8,879	$18,299	$83,715
ARMs—Interest Only and Negative Amortizing	27,798	1,127	821	911	825	1,136	32,618
Rate Reset Modifications	56,802	7,828	5,412	4,014	2,201	87	76,344
Fixed-Rate Interest Only	1,748	3,390	704	39	85	153	6,119
__________

(1)	Excludes loans for which there is not an additional reset for the remaining life of the loan.
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

Our problem loan management strategies include transferring servicing on some delinquent loan populations that include loans with higher-risk characteristics to special servicers with which we have worked to develop high-touch protocols for servicing these loans. We believe retaining special servicers to service these loans using high-touch protocols will reduce our future credit losses on the transferred loan portfolio.
The efforts of our mortgage servicers are critical in keeping people in their homes and preventing foreclosures. We continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes.
In 2015, we implemented a new strategy to reduce the number of our severely aged delinquent loans through sales of these nonperforming loans. We completed three nonperforming loan sales in 2015, selling more than 10,000 nonperforming loans with an aggregate unpaid principal balance of $2.1 billion. We plan to complete additional nonperforming loan sales.
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
Problem Loan Statistics
Table 36 displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business.
Table 36: Delinquency Status and Activity of Single-Family Conventional Loans

	As of December 31,
	2015	2014	2013
Delinquency status:
30 to 59 days delinquent	1.46%	1.47%	1.64%
60 to 89 days delinquent	0.41	0.43	0.49
Seriously delinquent (“SDQ”)	1.55	1.89	2.38
Percentage of SDQ loans that have been delinquent for more than 180 days	67%	70%	73%
Percentage of SDQ loans that have been delinquent for more than two years	30	34	36

	For the Year Ended December 31,
	2015	2014	2013
Single-family SDQ loans (number of loans):
Beginning balance	329,590	418,837	576,591
Additions	266,136	306,464	378,027
Removals:
Modifications and other loan workouts	(91,241)	(118,860)	(157,336)
Liquidations and sales	(117,884)	(151,586)	(226,976)
Cured or less than 90 days delinquent	(119,427)	(125,265)	(151,469)
Total removals	(328,552)	(395,711)	(535,781)
Ending balance	267,174	329,590	418,837
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010 and is expected to continue to decrease. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance and our acquisition of loans with stronger credit profiles since the beginning of 2009. Loans we acquired since 2009 comprised 85% of our single-family guaranty book of business and had a serious delinquency rate of 0.37% as of December 31, 2015.

Our single-family serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively impacted by the length of time required to complete a foreclosure in some states. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last few years than it would have if the pace of foreclosures had been faster. The slow pace of foreclosures in certain areas of the country has negatively affected our single-family serious delinquency rates, foreclosure timelines and financial results, and may continue to do so. Other factors such as the pace of loan modifications, the timing and volume of future nonperforming loan sales we make, servicer performance, changes in home prices, unemployment levels and other macroeconomic conditions also influence serious delinquency rates.
Certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Our 2005 to 2008 loan vintages represented approximately 48% of the loans added to our seriously delinquent loan population in 2015, and 56% of total seriously delinquent loans as of December 31, 2015. In addition, loans in certain states such as Florida, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
Table 37 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Table 37: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis

	As of December 31,
	2015			2014			2013
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	20%	5%	0.58%	20%	5%	0.70%	20%	6%	0.98%
Florida	6	12	2.86	6	15	4.42	6	19	6.89
New Jersey	4	10	4.87	4	10	5.78	4	8	6.25
New York	5	11	3.55	5	10	4.17	5	9	4.42
All other states	65	62	1.34	65	60	1.57	65	58	1.93
Product type:
Alt-A	4	17	6.53	4	18	7.77	5	19	9.23
Vintages:
2004 and prior	5	26	3.06	7	28	3.26	9	27	3.50
2005	2	12	5.67	3	12	6.18	4	13	7.26
2006	3	15	8.49	3	16	9.61	3	18	11.26
2007	3	22	9.73	4	23	10.79	5	25	12.18
2008	2	8	5.84	2	8	6.27	3	8	6.69
2009	5	3	1.03	6	3	1.00	7	3	0.98
2010	7	3	0.62	9	3	0.59	10	2	0.56
2011	8	2	0.44	10	2	0.42	11	2	0.34
2012	21	4	0.31	24	3	0.27	26	2	0.17
2013	18	4	0.34	21	2	0.22	22	*	0.04
2014	11	1	0.24	11	*	0.04	—	—	—
2015	15	*	0.03	—	—	—	—	—	—
Estimated mark-to-market LTV ratio:
<= 60%	46	27	0.78	42	23	0.88	38	19	0.97
60.01% to 70%	19	14	1.28	19	12	1.36	19	11	1.47
70.01% to 80%	17	15	1.59	18	14	1.75	19	13	1.90
80.01% to 90%	10	14	2.67	10	14	3.04	11	14	3.53
90.01% to 100%	5	11	4.05	6	12	4.59	6	12	5.53
Greater than 100%	3	19	10.76	5	25	10.98	7	31	12.22
Credit enhancement:(2)
Credit enhanced	18	27	2.65	16	27	3.47	15	27	4.75
Non-credit enhanced	82	73	1.34	84	73	1.62	85	73	2.00
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
Refers to loans included in an agreement used to reduce credit risk by requiring collateral, letters of credit, mortgage insurance, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss.

See “Table 15: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” for information on concentrations of our single-family credit losses in recent periods based on geography, credit characteristics and loan vintages.
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
Our primary loan modification initiatives include HAMP, a modification initiative under the Making Home Affordable Program, and our proprietary standard and streamlined modification initiatives. The number of HAMP-eligible borrowers has declined in recent years and completed HAMP modifications represented only 10% of our modifications completed in 2015. After a servicer determines that the borrower’s hardship is not temporary in nature, we require that servicers first evaluate borrowers for eligibility under a workout option before considering foreclosure. Not all borrowers facing foreclosure will be eligible for a modification. We work with servicers to ensure that borrowers who do not qualify for a modification or who fail to successfully complete the required trial period are provided with alternative home retention options or a foreclosure prevention alternative.
Program guidance for the majority of our modifications, including HAMP, directs servicers either to cancel or to convert trial modifications to permanent modifications after three or four timely payments, depending on the borrower’s circumstances. During 2015, we completed approximately 94,000 modifications representing 67% of the trials initiated in the 12 month period ending September 30, 2015, compared with 123,000 completed modifications in 2014 representing 75% of the trials initiated in the 12 month period ending September 30, 2014. As of December 31, 2015, there were approximately 29,600 borrowers in the trial modification period.
In addition, we continue to focus on foreclosure alternatives for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. To avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to accept a deed-in-lieu of foreclosure, whereby the borrower voluntarily signs over the title to their property to the servicer, or to sell the home prior to foreclosure in a short sale, whereby the borrower sells the home for less than the full amount owed to Fannie Mae under the mortgage loan. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales and, in 2015, we received net sales proceeds from our short sale transactions equal to 73% of the loans’ unpaid principal balance, compared with 72% in 2014. The existence of a second lien may limit our ability to provide borrowers with loan workout options, particularly those that are part of our foreclosure prevention efforts; however, we are not required to contact a second lien holder to obtain their approval prior to providing a borrower with a loan modification.
Table 38 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed.

Table 38: Statistics on Single-Family Loan Workouts

	For the Year Ended December 31,
	2015		2014		2013
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention solutions:
Modifications	$15,723	94,212	$20,686	122,823	$28,801	160,007
Repayment plans and forbearances completed(1)	835	5,996	986	7,309	1,594	12,022
Total home retention solutions	16,558	100,208	21,672	130,132	30,395	172,029
Foreclosure alternatives:
Short sales	3,033	14,716	4,795	23,188	9,786	46,570
Deeds-in-lieu of foreclosure	1,145	7,361	1,786	11,292	2,504	15,379
Total foreclosure alternatives	4,178	22,077	6,581	34,480	12,290	61,949
Total loan workouts	$20,736	122,285	$28,253	164,612	$42,685	233,978
Loan workouts as a percentage of single-family guaranty book of business	0.73%	0.71%	0.99%	0.94%	1.48%	1.33%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of home retention solutions completed in 2015 decreased compared with 2014, primarily due to a decline in the number of delinquent loans in 2015 compared with 2014.
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
Table 39 displays the unpaid principal balance of loans post-modification related to our single-family TDRs. For more information on the impact of TDRs, see “Note 3, Mortgage Loans.”
Table 39: Single-Family Troubled Debt Restructuring Activity

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Beginning balance	$197,299	$200,507	$207,405
New TDRs	12,978	19,050	26,320
Foreclosures(1)	(7,173)	(10,484)	(13,192)
Payoffs	(16,239)	(7,658)	(16,054)
Other(2)	(4,210)	(4,116)	(3,972)
Ending balance	$182,655	$197,299	$200,507
__________

(1)	Consists of foreclosures, deeds-in-lieu of foreclosure, short sales and third-party sales.

(2)	Primarily includes monthly principal payments.

Table 40 displays the percentage of our single-family loan modifications completed during 2014 and 2013 that were current or paid off one year after modification, as well as the percentage of our single-family loan modifications completed during 2013 that were current or paid off two years after modification.
Table 40: Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

	2014				2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
One Year Post-Modification
HAMP modifications	79%	82%	83%	83%	83%	83%	84%	83%
Non-HAMP modifications	65	67	68	70	71	71	72	73
Total	67	69	70	72	73	73	74	75

Two Years Post-Modification
HAMP modifications					81%	81%	82%	81%
Non-HAMP modifications					69	70	70	70
Total					70	72	72	73
__________

(1)	Modifications do not reflect loans currently in trial modifications.
We believe that the decline in the one-year performance of non-HAMP modifications in 2015 was primarily driven by a decrease in the amount of payment reduction borrowers received at modification. The amount of payment reduction borrowers received at modification declined because the LTV ratios of their mortgage loans improved and because a higher proportion of borrowers had previously received a modification.
Approximately 51% of our performing loan modifications include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these modifications with rate resets had their first interest rate resets in 2015. See “Table 35: Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications by Year” in “Credit Portfolio Summary—Mortgage Rate Resets” for additional information on the timing of these initial interest rate resets.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 41 displays our foreclosure activity by region. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 41: Single-Family Foreclosed Properties

	For the Year Ended December 31,
	2015	2014	2013
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	87,063	103,229	105,666
Acquisitions by geographic area:(2)
Midwest	17,024	26,013	39,113
Northeast	15,553	15,337	13,235
Southeast	29,618	48,647	57,090
Southwest	8,522	13,437	18,923
West	7,919	13,203	16,023
Total properties acquired through foreclosure(1)	78,636	116,637	144,384
Dispositions of REO	(108,446)	(132,803)	(146,821)
End of period inventory of single-family foreclosed properties (REO)(1)	57,253	87,063	103,229
Carrying value of single-family foreclosed properties (dollars in millions)	$6,608	$9,745	$10,334
Single-family foreclosure rate(3)	0.45%	0.67%	0.82%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 10 to “Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)
Estimated based on the total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans has resulted in a reduction in the number of REO acquisitions in 2015 compared with 2014 and 2013.
Neighborhood stabilization is a core principle in our approach to managing our REO inventory. As a result, we seek to keep properties in good condition and, where appropriate, repair them to make them more marketable and increase the likelihood that an owner occupant will purchase. We repaired approximately 54,000 properties from our single-family REO inventory at an average cost of approximately $9,300 per property during 2015 and repaired approximately 67,000 properties at an average cost of approximately $7,900 per property during 2014 compared with repairs of approximately 66,000 properties at an average cost of approximately $6,700 per property during 2013. As the number of foreclosures on properties in judicial foreclosure states increased in 2015 compared to 2014, we experienced an increase in average property repair expenses, as a result of the longer foreclosure timelines in those states.
Repairing REO properties increases sales to owner occupants and increases financing options for REO buyers. In addition, we encourage homeownership through our First Look™ marketing period. During this First Look period, owner occupants, some nonprofit organizations and public entities may submit offers and purchase properties without competition from investors. Approximately 58% of the single-family properties we sold in 2015 were purchased by owner occupants, nonprofit organizations or public entities.
In some cases, we engage in a third party sale at foreclosure, which allows us to avoid maintenance and other REO expenses we would have incurred had we acquired the property.
We currently lease properties to tenants who occupied the properties before we acquired them into our REO inventory and to eligible borrowers who executed a deed-in-lieu of foreclosure, which can minimize disruption by providing additional time to find alternate housing, help stabilize local communities, provide us with rental income, and support our compliance with state and local laws protecting tenants in foreclosed properties. As of December 31, 2015, over 1,000 tenants leased our REO properties.
We continue to manage our REO inventory to appropriately manage costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. As of December 31, 2015 approximately 43% of our REO properties were unable to be marketed, 26% of our REO properties were available for sale, 17% of our REO properties were pending sale settlement and 14% of our REO properties were pending appraisals and being prepared to be listed for sale.
Table 42 displays the proportionate share of foreclosures as compared with their share of our single-family guaranty book of business for the states that have a higher concentration of foreclosures. Table 42 also displays this information for California, as this state accounts for a large share of our single-family conventional guaranty book of business.
Table 42: Single-Family Acquired Property Concentration Analysis

	As of	For the Year Ended	As of	For the Year Ended	As of	For the Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)
States:
Florida	6%	20%	6%	24%	6%	21%
Illinois	4	7	4	7	4	9
New Jersey	4	6	4	3	4	1
California	20	4	20	5	20	4
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

Multifamily Mortgage Credit Risk Management
The credit risk profile of our multifamily mortgage credit book of business is influenced by the structure of the financing, the type and location of the property, the condition and value of the property, the financial strength of the borrower, market and sub-market trends and growth, the current and anticipated cash flows from the property, as well as the financial strength of the lender. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our multifamily credit-related income and credit losses in “Business Segment Results—Multifamily Business Results.”
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Loans delivered to us by DUS lenders and their affiliates represented 97% of our multifamily guaranty book of business as of December 31, 2015, compared with 94% as of December 31, 2014 and 93% as of December 31, 2013.
We use various types of credit enhancement arrangements for our multifamily loans, primarily lender risk-sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways: (1) they bear losses up to the first 5% of the unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they share up to one-third of the credit losses on a pro rata basis with us. Non-DUS lenders typically share or absorb credit losses based on a negotiated percentage of the loan or the pool balance.
Table 43 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender.

Table 43: Multifamily Lender Risk-Sharing

	As of December 31,
	2015	2014
Lender risk-sharing:
DUS	90%	85%
Non-DUS negotiated	2	3
No recourse to the lender	8	12
Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of December 31, 2015. These risk-sharing agreements not only transfer credit risk, but also better align our interest with that of the lender.
At the time of our purchase or guarantee of multifamily mortgage loans, we and our lenders rely on sound underwriting standards, which generally include third-party appraisals and cash flow analysis. Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance. At underwriting, we evaluate the DSCR based on both actual and underwritten debt service payments. The original DSCR is calculated using the underwritten debt service payments for the loan, rather than the actual debt service payments, which depending on the interest rate of the loan and loan structure may result in a more conservative estimate of the debt service payments.
Table 44 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.
Table 44: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of December 31,
	2015	2014	2013
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	3	3	3
Original DSCR less than or equal to 1.10	11	8	7
The percentage of our book of business with an original DSCR less than or equal to 1.10 has increased to 11% as of December 31, 2015, driven by an increase in new business volume funded with adjustable-rate mortgages and with fixed-rate mortgages with actual interest rates below the specified minimum interest rate at which we underwrite those loans.
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan at the loan, property and portfolio levels. We track credit risk characteristics to determine the loan credit quality indicator, which are the internal risk categories and are further discussed in “Note 3, Mortgage Loans.” The credit risk characteristics we use to help determine the internal risk categories include the physical condition of the property, delinquency status, the relevant local market and economic conditions that may signal changing risk or return profiles, and other risk factors. For example, we closely monitor the rental payment trends and vacancy levels in local markets, as well as capitalization rates, to identify loans that merit closer attention or loss mitigation actions. We manage our exposure to refinancing risk for multifamily loans maturing in the next several years. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to loans maturing in the near term. The primary asset management responsibilities for our multifamily loans are performed by our DUS and other multifamily lenders. We periodically evaluate these lenders’ and our other third party service providers’ performance for compliance with our asset management criteria.
As part of our ongoing credit risk management process, we require lenders to provide quarterly and annual financial updates for the loans where we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of December 31, 2015 and 3% as of December 31, 2014. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months, but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.07% as of December 31, 2015 and 0.05% as of December 31, 2014. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.
REO Management
The number of multifamily foreclosed properties held for sale decreased from 62 properties with a carrying value of $349 million as of December 31, 2014 to 12 properties with a carrying value of $91 million as of December 31, 2015. The decrease is the result of REO dispositions outpacing the number of properties acquired through foreclosure, as a result of the stability of multifamily market fundamentals.
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

•
credit guarantors that provide credit enhancements on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, financial guarantors, credit insurance risk transfer counterparties and multifamily lenders with risk sharing arrangements;

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
Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. We have minimum standards and financial requirements for mortgage servicers. In May 2015, we and Freddie Mac issued new operational and financial eligibility requirements for single-family mortgage seller-servicers pursuant to FHFA’s 2015 conservatorship scorecard objective relating to enhancing servicer eligibility standards. The operational requirements became effective September 1, 2015 and the financial requirements became effective December 31, 2015. The updated eligibility requirements for servicers are designed to better address the risks associated with emerging servicer business models.
We perform periodic on-site and financial reviews of our largest mortgage servicers and monitor their financial and portfolio performance as compared to peers and internal benchmarks. We work with our largest mortgage servicers to establish performance goals and monitor performance against the goals, and our servicing consultants work with mortgage servicers to improve servicing results and compliance with our Servicing Guide.
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 44% of our single-family guaranty book of business as of December 31, 2015, compared with approximately 46% as of December 31, 2014. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 17% of our single-family guaranty book of business as of December 31, 2015, compared with approximately 18% as of December 31, 2014. As of December 31, 2015 and 2014, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 70% of our multifamily guaranty book of business as of December 31, 2015, compared with approximately 67% as of December 31, 2014. Wells Fargo Bank, N.A. and Walker & Dunlop, LLC, each serviced over 10% of our multifamily guaranty book of business as of December 31, 2015 and 2014.
In recent years there has been a shift of a large portion of our servicing book from depository financial institution servicers to non-depository servicers. As of December 31, 2015, 19% of our total single-family guaranty book of business, including 60% of our delinquent single-family loans, were serviced by our five largest non-depository servicers, compared with 18% of our total single-family guaranty book of business, including 49% of our delinquent single-family loans, as of December 31, 2014. Non-depository servicers pose additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers. See “Risk Factors” for a discussion of the risks of our reliance on servicers.
Some of our loans are serviced by subsidiaries and/or affiliates of Ocwen Financial Corporation (“Ocwen”). Ocwen has been the subject of regulatory scrutiny and actions, as well as rating agency downgrades. We continue to work with Ocwen on the orderly transfer of a substantial portion of their servicing of our loans. As of December 31, 2015, less than 0.5% of our total single-family guaranty book of business was serviced by Ocwen, compared with 3% as of December 31, 2014.
Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, mortgage servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively. Many of our largest mortgage servicer counterparties continue to reevaluate the effectiveness of their process controls. Many mortgage servicers are also subject to federal and state regulatory actions and legal settlements that require the mortgage servicers to correct process deficiencies and improve their servicing practices. This has contributed to extended foreclosure timelines and, therefore, additional holding costs for us, such as property taxes, insurance, repairs and maintenance.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 29% of our single-family business acquisition volume in 2015, compared with approximately 33% in 2014. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 13% of our single-family business acquisition volume in 2015, compared with approximately 12% in 2014. We acquire a portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting eligibility breach.
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
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller or servicer, or a number of mortgage sellers or servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have an adverse effect on our results of operations or financial condition. See “Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards,” for additional information regarding repurchase requests and the balance of our outstanding repurchase requests as of December 31, 2015.
Credit Guarantors
We use various types of credit guarantors to manage our mortgage credit risk, including mortgage insurers, financial guarantors, reinsurers and multifamily lenders with risk sharing.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 45 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties, excluding insurance coverage provided by federal government entities. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments the counterparties are currently deferring based on direction of state regulators, referred to as their deferred payment obligation. As of December 31, 2015 and 2014, approximately 1% of our total risk in force mortgage insurance coverage and approximately 2% of our total insurance in force mortgage insurance coverage was pool insurance.

Table 45: Mortgage Insurance Coverage

	As of December 31,				Deferred
	2015	2014	2015	2014	Payment
	Risk in Force(1)		Insurance in Force(2)		Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
United Guaranty Residential Insurance Co.	$27,396	$25,018	$105,627	$96,906
Radian Guaranty, Inc.	25,191	24,284	98,274	95,845
Mortgage Guaranty Insurance Corp.	23,850	22,184	92,026	86,069
Genworth Mortgage Insurance Corp.	16,700	15,477	65,735	61,408
Essent Guaranty, Inc.	8,787	6,637	35,673	27,679
Arch Mortgage Insurance Co.	3,697	3,049	14,822	12,267
National Mortgage Insurance Corp.	1,989	468	11,997	6,286
Others	233	185	1,409	1,092
Total approved	107,843	97,302	425,563	387,552
Not approved:(5)
PMI Mortgage Insurance Co.(6)	4,805	5,895	19,212	23,655	30%
Republic Mortgage Insurance Co.(6)	3,921	4,796	15,450	19,393	—
Triad Guaranty Insurance Corp.(6)	1,348	1,585	4,864	5,858	25%
Others	14	12	44	57
Total not approved	10,088	12,288	39,570	48,963
Total	$117,931	$109,590	$465,133	$436,515
Total as a percentage of single-family guaranty book of business	4%	4%	16%	15%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in the state of domicile as of December 31, 2015.

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
In April 2015 (with updates in June 2015 and December 2015), Fannie Mae published revised eligibility standards for approved private mortgage insurers, pursuant to a directive issued by FHFA to both Fannie Mae and Freddie Mac. The new standards, effective immediately for new applicants and on December 31, 2015 for existing approved insurers, include enhanced financial requirements, including risk-based and minimum asset standards, and are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. The new standards also set forth enhanced operational performance expectations and define remedial actions that may be imposed should an approved mortgage insurer fail to comply with the revised requirements. Fannie Mae and Freddie Mac established a framework and timelines for existing approved mortgage insurers to come into compliance with the new standards while they continue to insure new business eligible for delivery to us.

Although the financial condition of our primary mortgage insurer counterparties currently approved to write new business continued to improve during 2015, there is still risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. In addition, as shown in “Table 45: Mortgage Insurance Coverage,” three of our top mortgage insurer counterparties—PMI, RMIC and Triad—are currently under various forms of supervised control by their state regulators and are in run-off, which increases the risk that these counterparties will pay claims only in part or fail to pay claims at all under existing insurance policies and could also cause the quality and speed of their claims processing to deteriorate. If we determine that it is probable that we will not collect all of our claims from one or more of our mortgage insurer counterparties, or if we have already made that determination but our estimate of the shortfall increases, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth. See “Risk Factors” for a discussion of the risks to our business of claims under our mortgage insurance policies not being paid in full or at all, including the risks associated with our three mortgage insurance counterparties that are in run-off.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. The amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $2.3 billion as of December 31, 2015 and $4.1 billion as of December 31, 2014.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.2 billion recorded in “Other assets” in our consolidated balance sheets as of December 31, 2015 and $1.4 billion as of December 31, 2014 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $241 million as of December 31, 2015 and $269 million as of December 31, 2014 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $770 million as of December 31, 2015 and $799 million as of December 31, 2014. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2015 and 2014.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $3.2 billion as of December 31, 2015 and $4.6 billion as of December 31, 2014. See “Note 15, Concentrations of Credit Risk—Other Concentrations” for a further discussion of our exposure to financial guarantors.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $16.7 billion as of December 31, 2015 and $19.2 billion as of December 31, 2014.
Credit Insurance Risk Transfer Counterparties
In a credit insurance risk transfer transaction, we shift a portion of the credit risk on a reference pool of single-family mortgage loans to a panel of credit insurers or reinsurers. A portion of the credit insurers’ or reinsurers’ obligations are collateralized with highly-rated liquid assets held in a trust account. Our credit insurance risk transfer transactions are described in “Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $46.2 billion as of December 31, 2015, compared with $41.7 billion as of December 31, 2014. As of December 31, 2015, 40% of our maximum potential loss recovery on multifamily loans was from four DUS lenders, compared with 39% as of December 31, 2014.
As noted above in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of December 31, 2015, approximately 35% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 36% as of December 31, 2014. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $31.5 billion in deposits for single-family payments were received and held by 263 institutions during the month of December 2015 and a total of $33.2 billion in deposits for single-family payments were received and held by 269 institutions during the month of December 2014. Of these total deposits, 92% as of December 31, 2015, compared with 93% as of December 31, 2014, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 83% of these deposits as of December 31, 2015 and 2014.
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of December 2015, approximately $2.0 billion, or 6%, of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $2.4 billion, or 7%, during the month of December 2014. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
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
As of December 31, 2015, our cash and other investments portfolio totaled $71.5 billion and included $29.5 billion of U.S. Treasury securities. As of December 31, 2014, our cash and other investments portfolio totaled $72.4 billion and included $19.5 billion of U.S. Treasury securities. As of December 31, 2015 and 2014, we held a total of $2.0 billion short-term unsecured deposits with two financial institutions that had a short-term credit rating of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities. The remaining amounts in our cash and other investment portfolio other than U.S. Treasury securities were primarily composed of securities purchased under agreements to resell or similar arrangements.
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
The fair value of derivatives in a gain position is included in our consolidated balance sheets in “Other assets.” Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure was $31 million as of December 31, 2015 and $27 million as of December 31, 2014. The majority of our total exposure as of each date consisted of mortgage insurance contracts accounted for as derivatives.
As of December 31, 2015 and 2014, we had sixteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with all of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 7% as of December 31, 2015 and 11% as of December 31, 2014.
See “Note 9, Derivative Instruments” and “Note 16, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2015 and 2014.
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
Interest Rate Risk Management
Our goal is to manage market risk to be neutral to movements in interest rates and volatility, subject to model constraints and prevailing market conditions. We employ an integrated interest rate risk management strategy that allows for informed risk taking within pre-defined corporate risk limits. Decisions regarding our strategy in managing interest rate risk are based upon our corporate market risk policy and limits that are established by our Chief Risk Officer of Capital Markets and are subject to review and approval by our Board of Directors. Our Capital Markets Group has primary responsibility for executing our interest rate risk management strategy.
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
We monitor current market conditions, including the interest rate environment, to assess the impact of these conditions on individual positions and our interest rate risk profile. In addition to qualitative factors, we use various quantitative risk metrics in determining the appropriate composition of our retained mortgage portfolio, our investments in non-mortgage securities and relative mix of debt and derivatives positions in order to remain within pre-defined risk tolerance levels that we consider acceptable. We regularly disclose two interest rate risk metrics that estimate our interest rate exposure: (1) fair value sensitivity to changes in interest rate levels and the slope of the yield curve and (2) duration gap.
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
Sources of Interest Rate Risk Exposure
The primary source of our interest rate risk is the composition of our net portfolio. Our net portfolio consists of our retained mortgage portfolio assets; cash and other investments portfolio; our outstanding debt of Fannie Mae that is used to fund the retained mortgage portfolio assets and cash and other investments portfolio; mortgage commitments and risk management derivatives. Risk management derivatives along with our debt instruments are used to manage interest rate risk.
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
Derivative Instruments
Derivative instruments also are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity and results of operations, and our interest rate risk management strategy.
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

•
Foreign currency swaps.  These swaps convert debt that we issue in foreign denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we hold foreign currency debt.

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
Table 46 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. In addition, the table also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended December 31, 2015 and 2014.
The sensitivity measures displayed in Table 46, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 46: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of December 31,(2)
	2015	2014
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.4	$0.4
-50 basis points	0.1	0.1
+50 basis points	(0.1)	(0.1)
+100 basis points	(0.4)	(0.1)
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	(0.0)	(0.0)

	For the Three Months Ended December 31, 2015(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.0	$0.0	$0.1
Minimum	(1.2)	0.0	0.0
Maximum	1.2	0.1	0.2
Standard deviation	0.5	0.0	0.1

	For the Three Months Ended December 31, 2014(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.1	$0.1	$0.0
Minimum	(0.3)	0.0	0.0
Maximum	0.5	0.1	0.1
Standard deviation	0.2	0.0	0.0
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.

The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. The average duration gap was zero months for the last three months of 2015, which is consistent with the average duration gap for the last three months of 2014. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, convexity risk was the primary driver of the market value sensitivity of our net portfolio in those periods.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 47 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 47: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of December 31,
	2015	2014
	(Dollars in billions)
Before derivatives	$(1.5)	$(1.9)
After derivatives	(0.1)	(0.1)
Effect of derivatives	1.4	1.8
__________

(1)	Measured on the last day of each period presented.
Liquidity Risk Management
See “Liquidity and Capital Management—Liquidity Management” for a discussion of how we manage liquidity risk.
Operational Risk Management
Operational risk is the risk of loss or harm resulting from inadequate or failed internal processes, people or systems, or from external events. Our corporate operational risk framework is based on FHFA’s Advisory Bulletin AB 2014-02 on Operational Risk Management. Our operational risk framework is intended to provide a methodology to identify, assess, mitigate, control and monitor operational risks by embedding the concepts of operational risk in the day-to-day activities of individuals across the company. Included in this framework is a requirement for a system to track and report operational risk incidents. The framework also includes a methodology for business owners to conduct risk and control self-assessments to self-identify potential operational risks and points of execution failure, the effectiveness of associated controls, and document corrective action plans to close identified deficiencies. We continue to enhance our risk-conscious culture, in which all employees are expected to identify, discuss, manage and remediate potential and actual operational risks. The success of our operational risk efforts will depend on the consistent execution of the operational risk programs and the timely remediation of high operational risk issues. To quantify our operational risk exposure, we rely on the Basel Standardized approach, which is based on a percentage of gross income.
While each business unit is responsible for managing its operational risk, our Operational Risk Management group provides the business units and process owners with the tools, techniques, expertise and guiding principles to assist them in prudent management of their operational risk exposure. Operational risk lead teams, comprised of centralized resources within our Enterprise Risk Management division, are aligned with each of our primary business units as well as with our corporate functions such as finance and legal. Each risk lead reports to the Vice President and Chief Risk Officer of Operational Risk, who reports directly to the Senior Vice President and Chief Risk Officer. The management-level Operational Risk Committee provides an additional governance forum for overseeing risk management activities related to operational risk.
See “Risk Factors” for more information regarding our operational risk and “Risk Management” for more information regarding our governance of operational risk management.
Cyber Risk Management
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including confidential or personal information that is subject to privacy laws, regulations or customer-imposed controls. Information security risks for large institutions like us have significantly increased in recent years and from time to time we have been, and likely will continue to be, the target of attempted cyber attacks and other information security breaches. We take measures to protect the security of our computer systems, software and networks. These risks are an unavoidable result of being in business, and managing these risks is part of our business activities. To date, we have not experienced any material losses relating to cyber attacks. See “Risk Factors” for additional discussion of cybersecurity risks to our business.
We have made a number of enhancements to our cyber risk management in recent years including:

•
establishing a cyber risk management framework that aligns to the enterprise risk management framework, the National Institute of Standards and Technology (NIST) Framework for Improving Critical Infrastructure Cybersecurity, and FHFA’s Advisory Bulletin AB 2014-05 on Cyber Risk Management;

•	developing a cyber risk appetite that articulates broadly the cyber risks that the company is willing to accept;

•	providing a robust suite of reporting to provide a comprehensive view of the health and progress of our cybersecurity program;

•	redesigning our cybersecurity program and organization to strengthen our focus and technical capabilities;

•	expanding relationships to proactively defend the company by engaging with private, government and commercial entities;

•	obtaining insurance coverage relating to cybersecurity risks; and

•	performing a quarterly cross-functional cyber attack response exercise to strengthen our response capabilities.
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
Non-Mortgage-Related Fraud Risk
Our anti-fraud program provides a framework for managing non-mortgage-related fraud risk. The program is designed to provide reasonable assurance for the prevention and detection of non-mortgage-related fraudulent activity. However, because fraudulent activity requires the intentional circumvention of the internal control structure, the efforts of the program may not always prevent, or immediately detect, instances of such activity.

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
“Advisory Bulletin” refers to FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.”
“Alt-A mortgage loan” or “Alt-A loan” generally refers to a mortgage loan originated under a lender’s program offering reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans have a higher risk of default than non-Alt-A mortgage loans. We classify certain loans as Alt-A so that we can discuss our exposure to Alt-A loans in this Form 10-K and elsewhere. However, there is no universally accepted definition of Alt-A loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if and only if the lenders that delivered the mortgage loans to us classified the loans as Alt-A, based on documentation or other product features. We have loans with some features that are similar to Alt-A mortgage loans that we have not classified as Alt-A because they do not meet our classification criteria. We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management,” “Note 3, Mortgage Loans” and “Note 6, Financial Guarantees.” We have classified private-label mortgage-related securities held in our retained mortgage portfolio as Alt-A if the securities were labeled as such when issued. For more information on the Alt-A loans and securities in our mortgage credit book of business, see “Note 15, Concentrations of Credit Risk.”

“Business volume” refers to the sum in any given period of the unpaid principal balance of: (1) the mortgage loans and mortgage-related securities we purchase for our retained mortgage portfolio; (2) the mortgage loans we securitize into Fannie Mae MBS that are acquired by third parties; and (3) credit enhancements that we provide on our mortgage assets. It excludes mortgage loans we securitize from our portfolio and the purchase of Fannie Mae MBS for our retained mortgage portfolio.
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
“Charge-off” refers to loan amounts written off as uncollectible bad debts. These loan amounts are removed from our consolidated balance sheet and charged against our loss reserves when the balance is deemed uncollectible, which is generally at foreclosure or other liquidation events (such as deed-in-lieu of foreclosure or a short-sale). Also includes charge-offs related to the Advisory Bulletin.
“Combined loss reserves” consists of our allowance for loan losses and reserve for guaranty losses. Our combined loss reserves reflects our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans.
“Connecticut Avenue Securities” refers to a type of debt structure that allows Fannie Mae to transfer a portion of the credit risk from loan reference pools, consisting of certain single-family mortgage loans in our single-family guaranty book of business, to third-party investors.
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
“HARP loans” refer to loans we have acquired through the Obama Administration’s Home Affordable Refinance Program (“HARP”), which allows eligible Fannie Mae borrowers with high LTV ratio loans to refinance into more sustainable loans.
“LIHTC partnerships” refer to low-income housing tax credit limited partnerships or limited liability companies.
“Loans,” “mortgage loans” and “mortgages” refer to both whole loans and loan participations, secured by residential real estate, cooperative shares or by manufactured housing units.
“Mortgage assets,” when referring to our assets, refers to both mortgage loans and mortgage-related securities we hold in our retained mortgage portfolio. For purposes of the senior preferred stock purchase agreement, the definition of mortgage assets is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. We disclose the amount of our mortgage assets for purposes of the senior preferred stock purchase agreement on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our website and announced in a press release.
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
“New business purchases” refers to single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps.
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
“Recorded investment of held-for-investment loans” refers to loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable.
“Refi Plus loans” refers to loans we acquire under our Refi Plus initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Refi Plus has no limits on maximum LTV ratio and provides mortgage insurance flexibilities for loans with LTV ratios greater than 80%.
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
“TCCA fees” refers to the expense recognized as a result of the 10 basis point increase in guaranty fees on all single-family residential mortgages delivered to us on or after April 1, 2012 and before January 1, 2022 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, which we remit to Treasury on a quarterly basis.
“Total loss reserves” consists of our allowance for loan losses, our allowance for preforeclosure property taxes and insurance receivable and our reserve for guaranty losses. Our total loss reserves reflect our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2015, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2015 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of December 31, 2015 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2015 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013. Management’s assessment of our internal control over financial reporting as of December 31, 2015 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015. This report is included below under the heading “Report of Independent Registered Public Accounting Firm.”
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
Management has determined that we continued to have the following material weakness as of December 31, 2015 and as of the date of filing this report:

•
Disclosure Controls and Procedures. We have been under the conservatorship of FHFA since September 6, 2008. Under the GSE Act, FHFA is an independent agency that currently functions as both our conservator and our regulator with respect to our safety, soundness and mission. Because of the nature of the conservatorship under the GSE Act, which places us under the “control” of FHFA (as that term is defined by securities laws), some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures. As both our regulator and our conservator under the GSE Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2015 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.

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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2015 Form 10-K, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the 2015 Form 10-K, and it was not aware of any material misstatements or omissions in the 2015 Form 10-K and had no objection to our filing the 2015 Form 10-K.

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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2015 have been prepared in conformity with GAAP.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since September 30, 2015 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•
Disclosure Controls and Procedures - The Company’s disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency that is needed to meet their disclosure obligations under the federal securities laws as they relate to financial reporting.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated February 19, 2016, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.
/s/ Deloitte & Touche LLP

McLean, Virginia
February 19, 2016

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
Amy E. Alving, 53, served as Chief Technology Officer and Senior Vice President at Science Applications International Corporation (“SAIC”), an engineering and technology applications company, from December 2007 to September 2013. Dr. Alving’s prior positions include director of the Special Projects Office at the Defense Advanced Research Projects Agency, White House Fellow, and tenured faculty member at the University of Minnesota. Until 2015, Dr. Alving was a member of the Board of Directors of Pall Corporation, where she served as a member of the Audit Committee and the Nominating/Governance Committee. In addition, she is a member of the Defense Science Board. Dr. Alving has been a Fannie Mae director since October 2013. Dr. Alving serves as a member of the Nominating & Corporate Governance Committee, the Risk Policy & Capital Committee and the Strategic Initiatives Committee.
The Nominating & Corporate Governance Committee concluded that Dr. Alving should continue to serve as a director due to her extensive experience in business, risk management, public policy matters and technology, which she gained in the positions described above.
William Thomas Forrester, 67, served as Chief Financial Officer of The Progressive Corporation from 1999 until his retirement in March 2007, and he served in a variety of senior financial and operating positions with Progressive prior to that time. Prior to joining The Progressive Corporation in 1984, Mr. Forrester was with Price Waterhouse LLP, a major public accounting firm, from 1976 to 1984. Mr. Forrester was previously a member of the Board of Directors of Alterra Capital Holdings Limited, from May 2010 to May 2013, where he served on the Audit and Risk Management Committee and the Underwriting Committee. He previously was also a member of the Board of Directors of The Navigators Group, Inc. from December 2006 to May 2012, where he served as Chair of the Audit Committee and also as a member of the Finance and Compensation Committees. Mr. Forrester has been a Fannie Mae director since December 2008. Mr. Forrester serves as Chair of the Audit Committee and is also a member of the Risk Policy & Capital Committee, the Strategic Initiatives Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Forrester should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.
Hugh R. Frater, 60, serves as Non-Executive Chairman of the Board of VEREIT, Inc. and as a director of ABR Reinsurance Capital Holdings Ltd. Mr. Frater previously worked at Berkadia Commercial Mortgage LLC (“Berkadia”), a commercial real estate company providing comprehensive capital solutions and investment sales advisory and research services for multifamily and commercial properties. He served as Chairman of Berkadia from April 2014 to December 2015 and he served as Chief Executive Officer of Berkadia from August 2010 to April 2014. From November 2007 to June 2010, Mr. Frater was the Chief Operating Officer of Good Energies, Inc., and from February 2004 to May 2007, Mr. Frater was an Executive Vice President at PNC Financial Services, where he led the real estate division. Mr. Frater was a Founding Partner and Managing Director of BlackRock, Inc. from August 1988 to February 2004, where he led the real estate practice. Mr. Frater serves on the Real Estate Advisory Board at the Columbia University Graduate School of Business and is also a member of its Board of Overseers. Mr. Frater has been a Fannie Mae director since January 2016.
The Nominating & Corporate Governance Committee concluded that Mr. Frater should serve as a director due to his extensive experience in business, finance, capital markets, risk management, mortgage lending, real estate, low income housing and the regulation of financial institutions, which he gained in the positions described above.
Brenda J. Gaines, 66, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. Ms. Gaines also has over 12 years of experience with the Department of Housing and Urban Development, including serving as Deputy Regional Administrator from 1980 to 1981. Ms. Gaines is currently a member of the Board of Directors of AGL Resources Inc., where she serves as a member of both the Audit Committee and the Nominating, Governance and Corporate Responsibility Committee, and Tenet Healthcare Corporation, where she chairs the Audit Committee and serves as a member of the Compensation Committee. She previously was a member of the Board of Directors of NICOR, Inc. from April 2006 to December 2011, where she served on the Corporate Governance Committee, and Office Depot, Inc. from February 2002 to August 2013, where she served as a member of both the Audit Committee and the Corporate Governance and Nominating Committee. Ms. Gaines initially became a Fannie Mae director in September 2006, before we were put into conservatorship, and FHFA appointed Ms. Gaines to Fannie Mae’s Board in December 2008. Ms. Gaines serves as Chair of the Compensation Committee and is also a member of the Audit Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Ms. Gaines should continue to serve as a director due to her extensive experience in business, finance, accounting, risk management, public policy matters, real estate, low-income housing and the regulation of financial institutions, which she gained in the positions described above.
Renee L. Glover, 66, is the Founder and Managing Member of The Catalyst Group, LLC, a national consulting firm focused on urban revitalization, real estate development and community building, urban policy, and business transformation. Ms. Glover is currently a member of the Board of Directors of Enterprise Community Partners, Inc. Ms. Glover served on the Board of Directors of Habitat for Humanity International from November 2006 to November 2015, including serving as Chair of the Board of Directors from November 2013 to November 2015. Committees on which she served during her time as a member of the Board of Directors of Habitat for Humanity International included the Audit Committee, Finance Committee, Operations Committee and Executive Committee. Ms. Glover served as a member of the Board of Directors of the Federal Reserve Bank of Atlanta from January 2009 to December 2014, where she served on the Audit and Operational Risk Committee. She also served as a Commissioner of the Bipartisan Policy Center Housing Commission from October 2011 to September 2014. The Commission was responsible for coming up with a set of bipartisan recommendations concerning federal housing policy and housing finance. Ms. Glover served as president and chief executive officer of the Atlanta Housing Authority and its affiliates from September 1994 to September 2013. She also served as a consultant for the Atlanta Housing Authority from September 2013 to November 2013 to facilitate the transition of leadership upon her retirement. Prior to joining the Atlanta Housing Authority, Ms. Glover was a corporate finance attorney in Atlanta and New York. Ms. Glover serves on the Board of Advisors of the University of Pennsylvania’s Institute of Urban Research. Ms. Glover has been a Fannie Mae director since January 2016.
The Nominating & Corporate Governance Committee concluded that Ms. Glover should serve as a director due to her extensive experience in business, finance, risk management, public policy matters, real estate, low-income housing and the regulation of financial institutions, which she gained in the positions described above.
Frederick B. “Bart” Harvey III, 66, retired in March 2008 from his role as chairman of the Board of Trustees of Enterprise Community Partners and Enterprise Community Investment, providers of development capital and technical expertise to create affordable housing and rebuild communities. Enterprise is a national non-profit that raises funds from the private sector to finance homes primarily for low and very low income people. Enterprise has also pioneered “green” affordable housing with its EnterpriseGreen Communities initiative. Mr. Harvey was Enterprise’s chief executive officer from 1993 to 2007. He joined Enterprise in 1984, and a year later became vice chairman. Before joining Enterprise, Mr. Harvey served for 10 years in various domestic and international positions with Dean Witter Reynolds (now Morgan Stanley), leaving as Managing Director of Corporate Finance. Mr. Harvey was a member of the Board of Directors of the Federal Home Loan Bank of Atlanta from 1996 to 1999, a director of the National Housing Trust from 1990 to 2008, and also served as an executive committee member of the National Housing Conference from 1999 to 2008. Over the last year, Mr. Harvey has served as the Chair of the Calvert Social Investment Foundation, which makes “impact loans” to low-income borrowers and organizations serving low-income borrowers or addressing social issues such as environmental issues, affordable housing, health clinics, charter schools and microfinance. Mr. Harvey initially became a Fannie Mae director in August 2008, before we were put into conservatorship, and FHFA appointed Mr. Harvey to Fannie Mae’s Board in December 2008. Mr. Harvey serves as Chair of the Nominating & Corporate Governance Committee and as a member of the Risk Policy & Capital Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Harvey should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management, public policy matters, real estate, low-income housing and homebuilding, which he gained in the positions described above.
Robert H. Herz, 62, serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He previously served as a senior advisor to and as a member of the Advisory Board of Workiva Inc. (formerly WebFilings LLC), a provider of financial reporting software, from February 2011 to December 2014. From July 2002 to September 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from January 2001 to June 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. He serves on the Accounting Standards Oversight Council of Canada, as a member of the Standing Advisory Group of the Public Company Accounting Oversight Board, as a member of the Board of Directors of the Sustainability Accounting Standards Board, on the Advisory Board of the Manchester Business School in England, on the Advisory Council of AccountAbility, as a member of the Independent Investment Committee of the United Nations Office for Project Services (“UNOPS”), and as an executive in residence at the Columbia Business School. Mr. Herz is currently a member of the Board of Directors of Morgan Stanley, where he serves as Chair of the Audit Committee and as a member of the Nominating and Corporate Governance Committee, a member of the Board of Directors of Workiva Inc., and a member of the Board of Directors of itBit Trust Company, LLC and its parent Kabompo Holdings, Ltd. Mr. Herz has been a Fannie Mae director since June 2011. Mr. Herz serves as a member of the Audit Committee and the Nominating & Corporate Governance Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Herz should continue to serve as a director due to his extensive experience in accounting, business, finance, capital markets, risk management and the regulation of financial institutions, which he gained in the positions described above.
Timothy J. Mayopoulos, 56, has been President and Chief Executive Officer of Fannie Mae since June 2012. He previously served as Fannie Mae’s Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary from September 2010 to June 2012, and as Fannie Mae’s Executive Vice President, General Counsel and Corporate Secretary from April 2009 to September 2010. Before joining Fannie Mae, Mr. Mayopoulos was Executive Vice President and General Counsel of Bank of America Corporation from January 2004 to December 2008. He was Managing Director and General Counsel, Americas of Deutsche Bank AG’s Corporate and Investment Bank from January 2002 to January 2004. He was Managing Director and Senior Deputy General Counsel, Americas of Credit Suisse First Boston from November 2000 to May 2001, and Managing Director and Associate General Counsel of Donaldson, Lufkin & Jenrette, Inc. from May 1996 to November 2000. Mr. Mayopoulos was previously in private law practice at Davis Polk & Wardwell and served in the Office of the Independent Counsel during the Whitewater investigation. Mr. Mayopoulos is currently a member of the Board of Directors of Science Applications International Corporation (“SAIC”), where he serves as a member of the Audit Committee and Chair of the Nominating and Corporate Governance Committee. Mr. Mayopoulos has been a Fannie Mae director since June 2012. He is a member of the Executive Committee.
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
Diane C. Nordin, 57, served as a partner of Wellington Management Company, LLP, a private asset management company, from December 1995 to December 2011, and originally joined Wellington in 1991. She served in many global leadership roles at Wellington, most notably as head of Fixed Income, Vice Chair of the Compensation Committee and Audit Chair of the Wellington Management Trust Company. Ms. Nordin spent over three decades in the investment business, having previously been employed by Fidelity Investments and Putnam Investments. Ms. Nordin is a Chartered Financial Analyst. Following her retirement from the asset management industry, Ms. Nordin served as an Advanced Leadership Initiative Fellow at Harvard University from December 2011 to December 2012. Ms. Nordin currently serves as a Trustee of Wheaton College, where she is an Executive Committee and Audit Committee member and Chair of the Investment Committee. She is also a Director of the Appalachian Mountain Club, where she is Chair of the Investment and Audit Committees, and a

Foundation Board Member of the Massachusetts College of Art and Design. Ms. Nordin has been a Fannie Mae director since November 2013. Ms. Nordin serves as a member of the Audit Committee and the Compensation Committee.
The Nominating & Corporate Governance Committee concluded that Ms. Nordin should continue to serve as a director due to her extensive experience in business, finance, capital markets, mortgage securities investment and the regulation of financial institutions, which she gained in the positions described above.
Egbert L. J. Perry, 60, is the Chairman and Chief Executive Officer of The Integral Group LLC. Founded in 1993 by Mr. Perry, Integral is a real estate development, advisory and investment management company based in Atlanta. Mr. Perry has over 35 years of experience as a real estate professional, including work in urban development, developing and investing in mixed-income, mixed-use communities, affordable/work force housing and commercial real estate projects in markets across the country. Mr. Perry currently serves as Chair of the Advisory Board of the Penn Institute for Urban Research and as a long-time trustee of the University of Pennsylvania. Mr. Perry also served from 2002 through 2008 as a director of the Federal Reserve Bank of Atlanta. Mr. Perry has been a Fannie Mae director since December 2008 and Chairman of Fannie Mae’s Board since March 2014. Mr. Perry is Chair of the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Perry should continue to serve as a director due to his extensive experience in business, finance, accounting, risk management, real estate, low-income housing and homebuilding, which he gained in the positions described above.
Jonathan Plutzik, 61, has served as Chairman of Betsy Ross Investors, LLC since August 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. since January 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from June 2002 to December 2005. Before that, he served from 1978 to June 2002 in various positions with Credit Suisse First Boston, retiring in June 2002 from his role as Vice Chairman. Mr. Plutzik has been a Fannie Mae director since November 2009. Mr. Plutzik is Chair of the Strategic Initiatives Committee and is a member of the Compensation Committee, the Executive Committee and the Risk Policy & Capital Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Plutzik should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management, mortgage lending and the regulation of financial institutions, which he gained in the positions described above.
David H. Sidwell, 62, served as Executive Vice President and Chief Financial Officer of Morgan Stanley from March 2004 to October 2007, when he retired. From 1984 to March 2004, Mr. Sidwell worked for JPMorgan Chase & Co. in a variety of financial and operating positions, most recently as Chief Financial Officer of JPMorgan Chase’s investment bank from January 2000 to March 2004. Prior to joining JP Morgan in 1984, Mr. Sidwell was with Price Waterhouse LLP, a major public accounting firm, from 1975 to 1984. Mr. Sidwell is currently a member of the Board of Directors and Senior Independent Director of UBS AG, where he serves as Chair of the Risk Committee and a member of the Governance & Nominating Committee. He is also a member of the Board of Directors of Ace Limited, where he serves as a member of the Audit Committee. He previously was a member of the Board of Directors of MSCI Inc. from November 2007 through September 2008, where he served as Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Sidwell served as a Trustee of the International Accounting Standards Committee Foundation from January 2007 until his term ended in December 2012. Mr. Sidwell has been a Fannie Mae director since December 2008. Mr. Sidwell is Chair of the Risk Policy & Capital Committee and a member of the Compensation Committee and the Executive Committee.
The Nominating & Corporate Governance Committee concluded that Mr. Sidwell should continue to serve as a director due to his extensive experience in business, finance, capital markets, accounting, risk management and the regulation of financial institutions, which he gained in the positions described above.

CORPORATE GOVERNANCE
Conservatorship and Delegation of Authority to Board of Directors
On September 6, 2008, the Director of FHFA appointed FHFA as our conservator in accordance with the GSE Act. As conservator, FHFA succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets. As a result, our Board of Directors no longer had the power or duty to manage, direct or oversee our business and affairs.

In November 2008, FHFA, as conservator, reconstituted our Board of Directors and delegated specified authorities to it. FHFA’s delegation of authority to the Board became effective in December 2008, when FHFA appointed nine Board members to serve in addition to the Board Chairman, who was appointed by FHFA in September 2008. The delegation of authority will remain in effect until modified or rescinded by the conservator.
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
In connection with FHFA’s delegation of authority to the Board, in November 2008, FHFA instructed the Board to consult with and obtain FHFA’s approval before taking action in certain specified areas. FHFA revised and replaced these instructions in November 2012 to provide greater specificity on the respective roles and responsibilities of FHFA, the Board and management in relation to the conservatorship. Since 2012, FHFA has slightly modified the 2012 instructions. As modified, FHFA’s 2012 instructions require the Board to oversee that management consult with and obtain the written approval of the conservator before taking action in the following areas:

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

•
matters that require the approval of or consultation with Treasury under the senior preferred stock purchase agreement. See “Note 13, Equity” for a list of matters that require the approval of Treasury under the senior preferred stock purchase agreement.

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
Board Leadership Structure; Risk Management Oversight
We have had a non-executive Chairman of the Board since 2004. FHFA regulations and our Corporate Governance Guidelines require separate Chairman of the Board and Chief Executive Officer positions and require that the Chairman of the Board be an independent director. Our Board is also structured so that all but one of our directors, our Chief Executive Officer, are independent. A non-executive Chairman structure enables non-management directors to raise issues and concerns for Board consideration without immediately involving management and is consistent with the Board’s emphasis on independent oversight, as well as our conservator’s directives.
Our Board has six standing committees: the Audit Committee, the Compensation Committee, the Executive Committee, the Nominating & Corporate Governance Committee, the Risk Policy & Capital Committee, and the Strategic Initiatives Committee. Pursuant to FHFA direction, the Board and the standing Board committees function in accordance with their designated duties and with the authorities as set forth in federal statutes, regulations and FHFA guidance, Delaware law (insofar as the company has adopted its provisions for corporate governance purposes) and in Fannie Mae’s bylaws and the applicable charters of Fannie Mae’s Board committees. Such duties or authorities may be modified by the conservator at any time.
The Board oversees risk management primarily through the Risk Policy & Capital Committee. FHFA regulations that became effective in December 2015 set forth risk management requirements for our Board and our Risk Policy & Capital Committee, as described below, which we meet. These regulations require that our Board of Directors approve, have in effect at all times, and periodically review an enterprise-wide risk management program that establishes and is aligned with our risk appetite, aligns the risk appetite with our strategies and objectives, and addresses our exposure to credit risk, market risk, liquidity risk, business risk and operational risk. Our risk management program must include risk limitations appropriate to each line of business, appropriate policies and procedures relating to risk management governance, risk oversight infrastructure, and processes and systems for identifying and reporting risks, including emerging risks. Our program must also contain provisions for monitoring compliance with our risk limit structure and risk policies and effective and timely implementation of corrective actions. Additional provisions must specify management’s authority and independence to carry out risk management responsibilities and the integration of risk management with management’s goals and compensation structure. FHFA’s regulations require our Risk Policy & Capital Committee to assist the Board in carrying out its oversight of our risk management program. Our Risk Policy & Capital Committee must also:

•	be chaired by a director not serving Fannie Mae in a management capacity;

•	have at least one member with risk management experience that is commensurate with our capital structure, risk appetite, complexity, activities, size and other appropriate risk-related factors;

•	have committee members with a practical understanding of risk management principles and practices relevant to Fannie Mae;

•	fully document its meetings; and

•	report directly to the Board and not as part of, or combined with, another committee.
For more information on the role of our Board and our Chief Risk Officer in risk oversight, see “MD&A—Risk Management—Enterprise Risk Governance—Board of Directors.”
Corporate Governance Information, Committee Charters and Codes of Conduct
Our Corporate Governance Guidelines, as well as the charters for our Board’s Audit Committee, Compensation Committee, Nominating & Corporate Governance Committee, Risk Policy & Capital Committee, and Strategic Initiatives Committee, are posted on our website, www.fanniemae.com, under “Governance” in the “About Us” section of our website. Our Executive Committee does not have a written charter. The responsibilities, duties and authorities of the Executive Committee are set forth in our bylaws, which are also posted on our website, www.fanniemae.com, under “Governance” in the “About Us” section of our website.
We have a Code of Conduct that is applicable to all officers and employees and a Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors. Our Code of Conduct also serves as the code of ethics for our Chief Executive Officer and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. We have posted these codes on our website, www.fanniemae.com, under “Governance” in the “About Us” section of our website. We intend to disclose any changes to or waivers from these codes that apply to any of our executive officers or directors by posting this information on our website.
Although our equity securities are no longer listed on the New York Stock Exchange (“NYSE”), we are required by FHFA’s corporate governance regulations to follow specified NYSE corporate governance requirements relating to, among other things, the independence of our Board members and the charters, independence, composition, expertise, duties and other requirements of our Board Committees.

Audit Committee Membership
Our Board has a standing Audit Committee consisting of Mr. Forrester, who is the Chair, Ms. Gaines, Mr. Herz and Ms. Nordin, all of whom are independent under the requirements of independence set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Forrester, Ms. Gaines, Mr. Herz and Ms. Nordin each have the requisite experience, as discussed in “Directors,” to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
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
Director Nominations; Shareholder Proposals
Under the GSE Act, FHFA, as conservator, has all rights, titles, powers and privileges of the shareholders and Board of Directors of Fannie Mae. As a result, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of shareholders in 2016. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”

EXECUTIVE OFFICERS
Our current executive officers who are not also members of the Board of Directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.
David C. Benson, 56, has been Executive Vice President and Chief Financial Officer since April 2013. Mr. Benson previously served as Executive Vice President—Capital Markets, Securitization & Corporate Strategy from September 2012 to April 2013 and as Executive Vice President—Capital Markets from April 2009 to September 2012. He also served as Treasurer from June 2010 to January 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from August 2008 to April 2009, as Fannie Mae’s Senior Vice President and Treasurer from March 2006 to August 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from June 2002 to February 2006. Prior to joining Fannie Mae in 2002, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.
Andrew J. Bon Salle, 50, has been Executive Vice President—Single-Family Business since December 2014. Prior to that time, he served as Executive Vice President—Single-Family Underwriting, Pricing, and Capital Markets, from April 2013 to December 2014. Mr. Bon Salle previously served as Fannie Mae’s Senior Vice President and Head of Underwriting and Pricing from May 2011 to April 2013, Senior Vice President—Capital Markets from March 2006 to May 2011, and as Fannie Mae’s Vice President—Portfolio Management from November 2000 to February 2006. Mr. Bon Salle held the positions of

Director, Finance from December 1996 to November 2000 and of Manager, Early Funding Programs from March 1994 to December 1996. Mr. Bon Salle joined Fannie Mae in September 1992 as a senior capital markets analyst.
Brian P. Brooks, 46, has been Executive Vice President, General Counsel and Corporate Secretary since November 2014. Prior to joining Fannie Mae, Mr. Brooks was Vice Chairman of OneWest Bank N.A., from May 2011 to November 2014, where he served as chief legal officer. Previously, Mr. Brooks was a partner at the law firm of O’Melveny & Myers LLP, where he served from February 2008 through January 2011 as managing partner of the Washington, D.C. office and from February 2010 through April 2011 as group leader of the firm’s financial services practice.
Joy C. Cianci, 53, has been Senior Vice President of Credit Portfolio Management since September 2014. Ms. Cianci has served in various roles at Fannie Mae for over 20 years. She served as Senior Vice President—Making Home Affordable and Foreclosure Prevention from September 2012 to September 2014 and as Senior Vice President—Making Home Affordable from June 2010 to September 2012. Ms. Cianci was Senior Vice President—Giving and Community Outreach from December 2009 to June 2010, having previously served as Vice President in Fannie Mae’s Office of Community & Charitable Giving, from July 2007 to December 2009, and as Vice President in Fannie Mae’s Housing and Community Development division, from April 2006 to July 2007. Ms. Cianci served as Vice President in various roles in our Single-Family division and in our former eBusiness division, from January 2004 to April 2006. Prior to that time, she served as a Director in our eBusiness division and in our Legal Division. Ms. Cianci joined Fannie Mae in June 1993 as counsel.
Jeffery R. Hayward, 60, Executive Vice President and Head of Multifamily, has served as Head of Multifamily since January 2012, first as Senior Vice President and, since December 2014, as Executive Vice President. Mr. Hayward has served in various roles at Fannie Mae for over 25 years. He previously served as Fannie Mae’s Senior Vice President—National Servicing Organization from April 2010 to January 2012. He also served as Senior Vice President of Community Lending in Fannie Mae’s Multifamily division from May 2004 to April 2010. Prior to that time, Mr. Hayward served as both a Senior Vice President and a Vice President in Fannie Mae’s Single-Family division, including as Senior Vice President in the National Business Center from November 2001 to May 2004, as Vice President for Single-Family Business Strategy from November 1999 to November 2001, as Vice President for Asset Management Services from August 1998 to November 1999 and as Vice President for Quality Control and Operations from January 1996 to August 1998. Mr. Hayward also served as Vice President for Risk Management from June 1993 to January 1996. Before that, he served as Director, Loan Acquisition from October 1992 to June 1993, as Director, Marketing from December 1989 to September 1992, and as Senior Negotiator from July 1988 to December 1989. Mr. Hayward joined the company in April 1987 as a senior MBS representative.
Kimberly Johnson, 43, has been Senior Vice President and Chief Risk Officer since November 2015 and served as Senior Vice President and Deputy Chief Risk Officer from June 2013 to November 2015. Ms. Johnson served in Fannie Mae’s Capital Markets group as Senior Vice President and as Vice President responsible for trading multifamily loans and securities and for multifamily credit pricing from September 2009 to June 2013. Prior to that time, Ms. Johnson was responsible for Metrics and Reporting for the Making Home Affordable Program, from March 2009 to September 2009. Ms. Johnson joined Fannie Mae in May 2006 as a Vice President in Capital Markets.
Bruce R. Lee, 50, has been Senior Vice President and Head of Operations and Technology since January 2016. Mr. Lee previously served as Senior Vice President and Chief Information Officer from April 2014, when he joined Fannie Mae, to January 2016. Before joining Fannie Mae, Mr. Lee was Group Chief Information Officer for NYSE Euronext, overseeing technology in the exchange traded securities sector, from 2012 to 2014. From 2006 to 2012, he worked in HSBC’s investment banking and trading business in Canada, the U.S., and Latin America, where he served as Chief Operating Officer.
Zachary Oppenheimer, 56, has been Senior Vice President and Head of Customer Engagement since May 2011. Mr. Oppenheimer has notified us that he plans to retire from the company in June 2016. Mr. Oppenheimer previously served as Fannie Mae’s Senior Vice President and Chief Acquisition Officer from August 2009 to May 2011, and as Senior Vice President, Single-Family Mortgage Business from November 1998 through August 2009. Mr. Oppenheimer was Vice President of Marketing from April 1991 through November 1998. He held the positions of Director, Sales and Marketing from June 1988 to April 1991, of Director, MBS from May 1987 to June 1988, of MBS Manager from August 1985 to May 1987, and of Senior Sales Representative from October 1984 to August 1985. Mr. Oppenheimer joined Fannie Mae in August 1983 as an associate quality control representative.
Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office, whichever occurs first.

Section 16(a) Beneficial Ownership Reporting Compliance
Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2015 or with respect to 2015 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2015.
Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Named Executives for 2015
This Compensation Discussion and Analysis focuses on compensation decisions relating to our Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers during 2015. We refer to these individuals as our named executives, and to our compensation arrangements for 2015 with our named executives other than our Chief Executive Officer as the “2015 executive compensation program.” For 2015, our named executives were:

•	Timothy J. Mayopoulos, President and Chief Executive Officer;

•	David C. Benson, Executive Vice President and Chief Financial Officer;

•	Andrew J. Bon Salle, Executive Vice President—Single-Family Business;

•	Brian P. Brooks, Executive Vice President, General Counsel and Corporate Secretary; and

•	Jeffery R. Hayward, Executive Vice President and Head of Multifamily.
This Compensation Discussion and Analysis addresses our executive compensation program that was in effect for 2015.
Executive Summary
Due to our conservatorship status and other legal requirements discussed under “Chief Executive Officer Compensation and 2015 Executive Compensation Program—Impact of Conservatorship and Other Legal Requirements,” FHFA, our conservator and regulator, has significant oversight and approval rights over our executive compensation arrangements and determinations. The program in place for 2015 executive compensation was developed by FHFA in consultation with Treasury in 2012 and has not been substantially changed since then.
Named executives other than our Chief Executive Officer receive two principal elements of compensation: base salary and deferred salary. Base salary is paid on a bi-weekly basis, and deferred salary is paid on a quarterly basis after a one-year deferral. There are two components to deferred salary: a fixed portion that is subject to reduction if an executive leaves the company within one year following the end of the performance year, and an at-risk portion. One half of the at-risk portion is subject to reduction based on corporate performance against goals for 2015 set by the conservator, referred to as the 2015 conservatorship scorecard, and the other half of the at-risk portion is subject to reduction based on individual performance, taking into account corporate performance against goals, established by the Board of Directors, referred to as the 2015 Board of Directors’ goals. Named executives do not receive bonuses or any form of equity or performance-based long-term incentives.
Except for a brief period in 2015 (see “Chief Executive Officer Compensation and 2015 Executive Compensation Program—Compensation of our Chief Executive Officer”), our Chief Executive Officer’s total target direct compensation has consisted solely of a base salary of $600,000.
While reducing pay levels to conserve taxpayer resources was an important objective of FHFA’s redesign of our executive compensation program in 2012, we and FHFA understand that this objective must be balanced against our need to attract and retain able and experienced executives to prudently manage our $3.0 trillion book of business and enable the company to be an effective steward of taxpayer resources. In 2015, under the leadership of our experienced executives, including our named executives, we achieved net income of $11.0 billion. We completed or substantially completed all of the corporate goals in the 2015 conservatorship scorecard, and in January 2016 FHFA determined that the portion of 2015 at-risk deferred salary subject to performance against these goals would be paid at 97% of target. The goals in the 2015 conservatorship scorecard related to the following objectives:

•
Maintain in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets;

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market; and

•
Build a new single-family securitization infrastructure for use by Fannie Mae and Freddie Mac (the “Enterprises”) that is also adaptable for use by other participants in the secondary market in the future.

We also achieved the 2015 Board of Directors’ goals in a manner that the Board of Directors viewed as responsible, timely and of high quality. Based on its assessment of the company’s performance in January 2016, the Compensation Committee recommended and the Board of Directors determined that management should be credited with 100% performance of the goals as a result of management’s significant achievements. The 2015 Board of Directors’ goals were:

•	Sustain and grow partnerships with lenders and other key housing stakeholders;

•	Serve the market by providing products and services that help people own, rent, or stay in their homes;

•	Build sustainable financial performance;

•	Maintain a disciplined risk, control, and compliance environment;

•	Improve the company’s capabilities, infrastructure, and efficiency to prepare for a more competitive future; and

•	Develop our workforce so that it is ready to meet the business challenges of today and into the future.
See “Determination of 2015 Compensation” for more information on our performance against the FHFA objectives and the 2015 Board of Directors’ goals.
Chief Executive Officer Compensation and 2015 Executive Compensation Program
Overview
FHFA has advised us that the design of our executive compensation program was intended to fulfill, and to balance, three primary objectives:

•
Maintain Reduced Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, our executive compensation program is designed to reduce pay levels relative to firms that are not in conservatorship.

•
Attract and Retain Executive Talent. The 2015 executive compensation program is intended to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our $3.0 trillion book of business and enable the company to be an effective steward of the government’s and taxpayers’ support. We face competition from both within the financial services industry and from businesses outside of this industry for qualified executives. The Compensation Committee and the Board of Directors regularly consider and discuss with FHFA the level of our executives’ compensation and whether changes are needed to attract or retain executives.

•
Reduce Pay if Goals Are Not Achieved. To support FHFA’s goals for our conservatorship and encourage performance in furtherance of these goals, 30% of each named executive’s total target direct compensation (other than the Chief Executive Officer’s compensation, as discussed in “Compensation of our Chief Executive Officer”) consists of “at-risk” deferred salary. At-risk deferred salary is subject to reduction based on corporate performance against the conservatorship scorecard and an assessment of individual performance that takes into account the company’s performance against the Board of Directors’ goals.

Our current executive compensation levels put pressure on our ability to attract and retain executive talent, which is necessary for the company to prudently manage our $3.0 trillion book of business and enable the company to be an effective steward of the government’s and taxpayers’ support. As discussed in “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” our named executives’ total target direct compensation under the 2015 executive compensation program in aggregate was substantially below the market median for comparable firms. Our inability to offer market-based compensation hinders our succession planning, particularly for our Chief Executive Officer role, and potentially our ability to hire other senior executives. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.
Compensation of our Chief Executive Officer
Since 2013, Mr. Mayopoulos’s compensation had consisted solely of a base salary of $600,000. In May 2015, FHFA Director Melvin L. Watt informed our Board of Directors that it could submit a proposal for FHFA review and consideration on compensation for our Chief Executive Officer. Director Watt stated that the proposal should “address the Board’s obligation and FHFA’s conservatorship and supervisory objectives of providing for CEO retention; effective succession planning for the CEO position; and continuity, efficiency and stability of operations….” Additionally, the proposal “may not propose compensation for the CEO that is higher than the 25th percentile of the market, using the agreed-upon comparator group for FHFA evaluation of compensation of Fannie Mae’s executive officers.”
In formulating a proposal for our Chief Executive Officer’s compensation, the Board of Directors considered the importance of ensuring that Fannie Mae continue to act as a good steward of taxpayer resources while taking all prudent measures to attract and retain the leadership and talent required to keep the company functioning well and contributing to a better housing finance system going forward.
In June 2015, FHFA approved changes to Mr. Mayopoulos’s compensation to address FHFA’s objectives. As a result, beginning July 1, 2015, Mr. Mayopoulos’s direct compensation consisted of base salary at an annual rate of $750,000, fixed deferred salary at an annual rate of $2,050,000, and at-risk deferred salary with an annual target amount of $1,200,000. Based on the FHFA-approved changes, the maximum potential cash flow that could have been paid out to our Chief Executive Officer (not including accruals of deferred salary to be paid at a future date) would have been $673,846 in 2015, $2,388,356 in 2016, and $4,000,000 in 2017, if he achieved corporate and individual goals and remained with Fannie Mae. With these changes, Mr. Mayopoulos’s compensation had the same structure that applied to Fannie Mae’s other named executives.
In November 2015, the Equity in Government Compensation Act of 2015 was enacted. This law required the Director of FHFA to suspend the compensation packages of our Chief Executive Officer and the Chief Executive Officer of Freddie Mac and, in their place, to establish the compensation and benefits that were in effect as of January 1, 2015. The law also provides that compensation and benefits for the position of chief executive officer of Fannie Mae or Freddie Mac may not be increased and these restrictions on chief executive officer compensation for each company are applicable as long as the company is in conservatorship or receivership. In accordance with this law, on December 1, 2015, the Director of FHFA directed Fannie Mae to decrease the total target annual direct compensation of Mr. Mayopoulos to $600,000, effective November 25, 2015.  This $600,000 in annual direct compensation consists solely of base salary, and was the level of direct compensation in effect for Mr. Mayopoulos between January 1, 2015 and June 30, 2015. This limit on the compensation of our Chief Executive Officer may negatively affect our ability to retain our Chief Executive Officer and will adversely affect our ability to engage in effective succession planning for this critical role.
Impact of Conservatorship and Other Legal Requirements
As discussed in “Business—Conservatorship and Treasury Agreements—Conservatorship,” we have been under the conservatorship of FHFA since September 2008. The conservatorship and legislation enacted since we entered conservatorship significantly impacts the compensation received by our named executives, particularly our Chief Executive Officer, as well as the process by which executive compensation is determined. Regulatory and other legal requirements affecting our executive compensation program and policies include the following:

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

•
The Equity in Government Compensation Act of 2015, establishes the annual direct compensation for our chief executive officer position at $600,000, consisting solely of base salary. The law also provides that compensation and benefits for our chief executive officer position may not be increased and these restrictions are applicable as long as Fannie Mae is in conservatorship or receivership.

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

Elements of 2015 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2015 executive compensation program for our named executives. As discussed in “Compensation of our Chief Executive Officer,” direct compensation for our Chief Executive Officer for the first six months of 2015 and since November 25, 2015 has consisted solely of base salary at an annual rate of $600,000. All elements of our named executives’ direct compensation are paid in cash.

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
Fixed Deferred Salary
Retain named executives.
Earned but unpaid fixed deferred salary is subject to reduction if a named executive leaves the company within one year following the end of the performance year. The amount of earned but unpaid fixed deferred salary received by the named executive will be reduced by 2% for each full or partial month by which the executive’s separation date precedes January 31 of the second year following the performance year (or, if later, the end of the twenty-fourth month following the month in which the named executive first earns deferred salary).

The reduction provisions applicable to payments of earned but unpaid fixed deferred salary do not apply if an officer’s employment terminates other than for cause at or after age 62, or age 55 with 10 years of service with Fannie Mae.

At-Risk Deferred Salary
Retain named executives and encourage them to achieve corporate and individual performance objectives.
Equal to 30% of each named executive’s total target direct compensation. Half of at-risk deferred salary is subject to reduction based on corporate performance against the 2015 conservatorship scorecard as determined by FHFA. The remaining half of at-risk deferred salary is subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2015 Board of Directors’ goals.

There is no potential for at-risk deferred salary to be paid out at greater than 100% of target; at-risk deferred salary is subject only to reduction.

Employee Benefits
Our employee benefits are a fundamental part of our 2015 executive compensation program, and serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2015 to our named executives in the table below. We provide more detail on our retirement plans available to our named executives under “Compensation Tables—Pension Benefits” and “Compensation Tables—Nonqualified Deferred Compensation.”

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
Non-qualified Deferred Compensation (“Supplemental Retirement Savings Plan”)
The Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The plan supplements our tax-qualified defined contribution plan by providing benefits to participants whose annual eligible earnings exceed the IRS limit on eligible compensation for 401(k) plans. All of the named executives are eligible to participate in this plan.

In connection with our termination of our defined benefit pension plan, for a limited time we are providing additional benefits under this plan for employees close to retirement who meet age and length of service criteria. Mr. Benson and Mr. Hayward are eligible for these benefits.
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
Prior to 2014, we maintained a tax-qualified defined benefit pension plan that was generally available to employees before participation in the plan was frozen in 2007, as well as two non-tax-qualified supplemental plans. In 2013, these plans were amended to cease benefits accruals and were subsequently terminated. See “Compensation Tables—Pension Benefits” for more information on the payments Mr. Benson, Mr. Bon Salle and Mr. Hayward received in 2015 under these plans. Mr. Mayopoulos and Mr. Brooks joined Fannie Mae after participation in these plans was no longer available to new employees.
The perquisites we provided to all of our named executives in aggregate in 2015 did not exceed $1,000.
Sign-on Award
In addition to the direct compensation and employee benefits described in the tables above, from time to time, a new executive may be awarded a sign-on award to attract the executive to join Fannie Mae or to compensate him or her for compensation forfeited upon leaving a prior employer. Mr. Brooks was awarded a sign-on award when he joined Fannie Mae in November 2014, primarily to compensate him for forfeiting compensation upon leaving his prior employer. See footnote 3 to the “Summary Compensation Table for 2015, 2014 and 2013” for more information regarding Mr. Brooks’ sign-on award.
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits. Under the 2015 executive compensation program, a named executive is entitled to receive a specified portion of his or her earned but unpaid deferred salary if his or her employment is terminated for any reason other than for cause. See “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated.

Determination of 2015 Compensation
Summary of 2015 Compensation Actions
The table below displays the 2015 base salary and compensation targets for each of our named executives. Each of our named executives will be paid 97% of his corporate performance-based at-risk deferred salary target and 100% of his individual performance-based at-risk deferred salary target for 2015. See “Assessment of Corporate Performance on 2015 Conservatorship Scorecard” for a discussion of the factors that determined the amount of corporate performance-based at-risk deferred salary paid. See “Assessment by Board of Directors of Company Performance” and “Assessment of 2015 Individual Performance” for discussions of the factors that determined the individual performance-based at-risk deferred salary paid. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included below under “Compensation Tables—Summary Compensation Table for 2015, 2014 and 2013.”

Named Executive	2015 Base Salary ($)	2015 Fixed Deferred Salary ($)	2015 Corporate Performance-Based At-Risk Deferred Salary Target ($)	2015 Individual Performance-Based At-Risk Deferred Salary Target ($)	Total ($)
Timothy Mayopoulos(1)	660,577	825,616	241,644	241,644	1,969,481
President and Chief Executive Officer
David Benson	600,000	1,500,000	450,000	450,000	3,000,000
Executive Vice President and Chief Financial Officer
Andrew Bon Salle	500,000	1,110,000	345,000	345,000	2,300,000
Executive Vice President—Single-Family Business
Brian Brooks	500,000	1,180,000	360,000	360,000	2,400,000
Executive Vice President, General Counsel and Corporate Secretary
Jeffery Hayward	475,000	960,000	307,500	307,500	2,050,000
Executive Vice President and Head of Multifamily
__________

(1)
Amounts shown for Mr. Mayopoulos reflect that his direct compensation consisted solely of base salary at an annual rate of $600,000 for the periods from January 1 to June 30, 2015 and from November 25 to December 31, 2015, while his direct compensation consisted of base salary at an annual rate of $750,000, fixed deferred salary at an annual rate of $2,050,000, and at-risk deferred salary with an annual target amount of $1,200,000 for the period from July 1, 2015 to November 24, 2015. See “Chief Executive Officer Compensation and 2015 Executive Compensation Program—Compensation of Our Chief Executive Officer” for more information about Mr. Mayopoulos’s 2015 compensation.

Assessment of Corporate Performance on 2015 Conservatorship Scorecard
Overview
In January 2015, FHFA issued the 2015 conservatorship scorecard, a set of corporate performance objectives and related targets for 2015. The elements of the 2015 conservatorship scorecard are shown below under “FHFA Assessment.” The 2015 conservatorship scorecard provides the implementation roadmap for FHFA’s strategic plan for Fannie Mae and Freddie Mac. See “Business—Executive Summary—Helping to Build a Sustainable Housing Finance System” for a description of FHFA’s strategic goals for the Enterprises. FHFA developed these objectives and related targets with input from management. Half of each named executive’s 2015 at-risk deferred salary, or 15% of their overall 2015 total target direct compensation, was subject to reduction based on FHFA’s assessment of our performance against the 2015 conservatorship scorecard.
As part of the 2015 conservatorship scorecard, FHFA determined that, for all scorecard items, our performance would be assessed based on the following criteria:

•	The extent to which we conduct initiatives in a safe and sound manner consistent with FHFA’s expectations for all activities;

•	The extent to which the outcomes of our activities support a competitive, resilient, and liquid secondary mortgage market to the benefit of homeowners and renters;

•	The extent to which we conduct initiatives with the appropriate consideration for diversity and inclusion consistent with FHFA’s expectations for all activities;

•	Cooperation and collaboration with FHFA, Common Securitization Solutions, LLC, Freddie Mac, the industry, and other stakeholders as appropriate; and

•	The quality, thoroughness, creativity, effectiveness, and timeliness of our work products.
FHFA Assessment
We provided updates to and maintained a dialogue with FHFA throughout 2015 on our performance against the 2015 conservatorship scorecard, including our performance against FHFA’s expectations for diversity and inclusion. In early 2016, FHFA reviewed and assessed our performance against the 2015 conservatorship scorecard, with input from management and the Compensation Committee. FHFA determined that we had a successful year, completing or substantially completing all of the 2015 conservatorship scorecard objectives and, in some cases, earning additional scorecard credit for surpassing objectives. FHFA determined that the portion of 2015 at-risk deferred salary based on corporate-performance would be paid at 97% of target.
The table below sets forth the 2015 conservatorship scorecard and a summary of FHFA’s assessment of our achievement of the scorecard objectives and targets.

Objectives and Weighting	Summary of Performance
Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive, and resilient national housing finance markets—40% weight

The Enterprises are to:
Work to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of applicable credit requirements and risk-management practices:
•
Finalize improvements to the Representations and Warranties Framework for originations.
•
Continue to provide clarity regarding Enterprise expectations for servicer performance and remedies, where appropriate.
•
Enhance servicer eligibility standards for Enterprise counterparties.
•
Continue to encourage greater participation by small lenders, rural lenders, and state and local Housing Finance Agencies.
•
Continue to assess impediments to access to credit. Explore the feasibility of:
◦
Greater purchases of loans on manufactured housing secured by real estate; and
◦
Improving the effectiveness of pre-purchase and early delinquency counseling through existing or new partnerships with housing counseling networks.
•
Assess the feasibility of alternate credit score models and credit history in loan-decision models, including the operational and system implications.
•
Prepare to implement Duty to Serve requirements upon publication of a final rule.

The objectives were completed except for one objective which was substantially completed. We continued our work in 2015 to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of our applicable credit requirements and risk management practice. Our work in this area during 2015 included the following: we developed and published guidance for lenders offering alternatives to repurchase in the event of underwriting defects, including the right to correct loan defects and to propose alternative remedies for our consideration; we and Freddie Mac issued new operational and financial eligibility requirements for single-family mortgage seller-servicer counterparties that became effective in 2015; and we engaged in outreach and training to encourage greater participation by small lenders, rural lenders and state and local Housing Finance Agency lenders. We also assessed the feasibility of alternate credit score models and credit history in loan-decision models.
During 2015 we introduced HomeReady, a new affordable lending product reflecting extensive feedback from lenders that, among other things, is designed to help multi-generational and extended households obtain homeownership. For more information on these activities, see “Serving Customer Needs and Improving Our Business Efficiency,” “Helping to Build a Sustainable Housing Finance System,” and “Single-Family Guaranty Book of Business—Providing Access to Credit Opportunities for Creditworthy Borrowers” in “Business—Executive Summary.”
One joint project relating to finalizing improvements to the Representations and Warranties Framework for originations was determined by FHFA to be “substantially complete,” meaning that minimal work remains to be completed, which was outside of Fannie Mae’s control. FHFA acknowledged Fannie Mae’s initiative as instrumental in reaching agreement on the final program design.

Objectives and Weighting	Summary of Performance
Effectively implement key loss mitigation activities, which include enabling borrowers to stay in their homes and avoiding foreclosure where possible:
•
Pursue opportunities to encourage current HARP-eligible borrowers to take advantage of beneficial refinance opportunities.
•
Develop and execute additional strategies to reduce the number of severely aged delinquent loans held by the Enterprises, considering tools such as loan modifications, short sales, deeds in lieu of foreclosure, and non-performing loan sales.  The strategies should be informed by the Neighborhood Stabilization Initiative and have an emphasis on improving outcomes in hardest hit markets.
•
Develop and execute additional strategies to reduce the number of vacant real estate owned (REO) properties held by the Enterprises, considering tools such as sales to non-profit organizations, repairs to REO properties before third-party sale, and demolition or possible donation of uninhabitable properties. The strategies should be informed by the Neighborhood Stabilization Initiative and have an emphasis on improving outcomes in hardest hit markets.
•
Propose and implement solutions for HAMP borrowers facing rate resets.
•
Continue to engage in efforts to reduce costs for Lender Force Placed Insurance.

The objectives were completed except for one objective which was substantially completed. Among other activities, in 2015, we conducted numerous extensive outreach to encourage borrowers to take advantage of HARP; we began assessing a high LTV ratio refinance program to replace HARP upon its expiration; and we completed our first three nonperforming loan sales. We also continued working in 2015 with FHFA, Freddie Mac and the National Community Stabilization Trust on a neighborhood stabilization initiative focused on disposing of REO properties in specified communities across the country where the number of REO properties remains elevated in ways that place a priority on stabilizing these communities. For more information on our nonperforming loan sales and neighborhood stabilization initiative, see “Business—Executive Summary—Helping to Build a Sustainable Housing Finance System.”
One joint project relating to HARP was determined by FHFA to be “substantially complete,” meaning that minimal work remains to be completed, which was outside of Fannie Mae’s control. FHFA acknowledged Fannie Mae’s rigorous approach to developing a recommendation and attempts to reach alignment on the project.

Maintain the dollar volume of new multifamily business for each Enterprise at $30 billion or below, excluding:
•
Affordable housing loans, loans to small multifamily properties and loans to manufactured housing rental communities.

The objective was completed. However, FHFA expressed disappointment with Fannie Mae that a better approach was not taken regarding the multifamily volume cap, which had to be adjusted during the course of the year with regard to excluded loan categories. We provided $28.6 billion in liquidity to the multifamily market in 2015, excluding volume associated with affordable housing loans, loans to small multifamily properties, and loans to manufactured housing rental communities and other excluded business segments, compared to the $30 billion cap.

Reduce taxpayer risk through increasing the role of private capital in the mortgage market—30% weight
The Enterprises are to:
Single-Family:
•
Fannie Mae will transact credit risk transfers on reference pools of single-family mortgages with an unpaid principal balance (UPB) of at least $150 billion. This UPB requirement will be reviewed periodically and adjusted as necessary to reflect market conditions
•
In meeting the above targets, the Enterprises must each utilize at least two types of risk transfer structures.

The objectives were completed. In 2015, we transferred a significant portion of the mortgage credit risk on loans with an aggregate unpaid principal balance of $238 billion, well in excess of $150 billion, primarily through four CAS transactions and six CIRT transactions. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions” for more information on these transactions. We received additional scorecard credit in completing this objective by executing an additional type of risk-transfer structure and by executing a transaction to transfer risk on adjustable-rate loans, which is a loan type that was not involved in a risk-transfer transaction prior to 2015.

Multifamily:
•
The Enterprises will determine the feasibility of transacting additional approved types of risk transfer structures to determine their: (a) market acceptance, (b) effectiveness at transferring risk, and (c) ability to expand the scale of the transfer initiatives. Based on the feasibility assessment, the Enterprises may execute additional risk transfers.
The objective was completed. In 2015 we continued to evaluate the feasibility and benefits of engaging in potential additional activities to transfer credit risk in our multifamily business.

Objectives and Weighting	Summary of Performance
Retained Portfolio:
•
The Enterprises will continue to implement their approved retained portfolio plans so that these plans meet, even under adverse conditions, the annual PSPA requirements and the $250 billion PSPA cap by December 31, 2018.
◦
Any sales should be commercially reasonable transactions that consider impacts to the market, borrowers, and neighborhood stability.

The objective was completed. In 2015 we continued to implement our retained portfolio plan, which we describe in “MD&A—Business Segment Results—The Capital Markets Group’s Mortgage Portfolio.” During 2015 we reduced our retained mortgage portfolio to $345.1 billion as of December 31, 2015, below the $359.3 billion cap requested by FHFA. In meeting this goal, we completed our first three nonperforming loan sales, selling nonperforming loans with an aggregate unpaid principal balance of $2.1 billion. We received additional scorecard credit in meeting this goal by successfully selling less-liquid assets, by selling more than one asset category, and because the aggregate unpaid principal balance of nonperforming loans we sold was over $2 billion.

Implement private mortgage insurance eligibility requirements for Enterprise counterparties when finalized.
The objective was completed. In April 2015, we announced and published updated eligibility standards for approved private mortgage insurers, which were further revised in June and December 2015. The new standards include enhanced financial requirements and are designed to ensure that mortgage insurers have sufficient liquid assets to pay all claims under a hypothetical future stress scenario. The new standards also set forth enhanced operational performance expectations and define remedial actions that may be imposed should an approved mortgage insurer fail to comply with the revised requirements. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers” for additional information on these new standards.

Build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future—30% weight
The Enterprises are to:
Continue working with FHFA, each other, and Common Securitization Solutions, LLC to build and test the Common Securitization Platform (CSP) and to implement the changes necessary to integrate the Enterprises’ related systems and operations with the CSP.
The Enterprises’ work on CSP should incorporate the following design principles:
•
Focus on the functions necessary for current Enterprise single-family securitization activities.
•
Include the development of the operational and system capabilities necessary to issue a Single Security for the Enterprises.
•
Allow for the integration of additional market participants in a future system.

The objective was completed. Fannie Mae continued to work with FHFA, Freddie Mac and CSS on building and testing the common securitization platform, as well as on implementing required changes to our systems and operations to integrate with the common securitization platform. See “Business—Housing Finance Reform—Conservator Developments” for more information on the progress of the common securitization platform initiative.

Finalize the Single Security structure, including security features, disclosure standards, and related requirements. Develop a plan to implement the Single Security in the market.
The objective was completed. During 2015, we, FHFA and Freddie Mac developed a plan to implement the single security. We also worked on a variety of issues relating to the implementation of the single security, including accounting matters, communication planning, industry outreach, risk assessments, privacy matters, legal and contractual issues and disclosures. FHFA has indicated that it expects both Fannie Mae and Freddie Mac to implement the single security on the common securitization platform in 2018. See “Business—Housing Finance Reform—Conservator Developments” for more information on the single security and “Risk Factors” for a discussion of the risks to our business associated with a single security for Fannie Mae and Freddie Mac.

Objectives and Weighting	Summary of Performance
Provide active support for mortgage data standardization initiatives: • Develop a plan for collecting the Uniform Closing Disclosure Dataset (UCD). • Develop the Uniform Loan Application Dataset (ULAD).
The objectives were completed. We supported these mortgage data standardization initiatives in 2015, which are designed to improve the accuracy and quality of loan data through the mortgage lifecycle with the development and implementation of the uniform data standards for single-family mortgages. Our UCD collection activities included: developing and publishing a joint GSE industry announcement outlining the high-level timeline for the collection of the UCD; engaging in outreach at industry events, through webinars and through customer channels to assist with implementation preparedness; engaging with lenders and vendors on collection solution capabilities; completing a detailed implementation plan for UCD collection; and jointly launching the UCD Advisory Board with Freddie Mac. Our ULAD activities included completing a detailed internal implementation plan; substantial lender and borrower usability testing of the Uniform Residential Loan Application (URLA); engaging in industry outreach through webinars and presenting the revisions made to the URLA to obtain feedback and address concerns; and publishing an announcement on the ULAD collection.

Assessment by Board of Directors of Company Performance
In March 2015, the Board of Directors established the 2015 Board of Directors’ goals, which are presented in the table below. Performance against these goals was a factor the Board of Directors considered in determining the individual performance of the named executives for purposes of the individual performance-based component of the named executives’ 2015 at-risk deferred salary. The Board of Directors did not assign any relative weight to the goals.
Over the course of 2015, management periodically reviewed the 2015 Board of Directors’ goals and maintained a dialogue with the Board of Directors and appropriate committees of the Board of Directors as to management’s performance against these goals.
In late 2015 and early 2016, the Compensation Committee reviewed performance against the 2015 Board of Directors’ goals. In connection with the Compensation Committee’s review, management provided the Compensation Committee with a report assessing management’s performance against the goals, which was reviewed for accuracy by our Internal Audit group. The Compensation Committee considered management’s assessment of its performance against the goals and also discussed with the Chief Executive Officer the performance of the company and of each named executive (other than the Chief Executive Officer).
The Compensation Committee noted in its review that management’s achievements with respect to the 2015 Board of Directors’ goals were accomplished in a complex political environment and a complicated and evolving operating environment, at a time when management was running the company’s business at a high level and was continuing to implement major organizational changes, its Vision and Values initiative, and the project to relocate the company’s headquarters and other offices. The Committee also favorably recognized management’s efforts to address any issues with the 2015 Board of Directors’ goals on an ongoing basis with FHFA, the Board of Directors and appropriate committees of the Board of Directors, which allowed management to identify and resolve problems throughout the year.
In January 2016, following its review of management’s and the company’s performance in 2015, and after discussions among all independent members of the Board of Directors, the Compensation Committee recommended and the Board of Directors determined that the individual component of the 2015 at-risk deferred salary should be funded at the 100% level as a result of management’s significant achievements. The Compensation Committee also provided FHFA with its assessment of management’s performance against the 2015 Board of Directors’ goals and its qualitative assessment of management’s performance against the 2015 conservatorship scorecard objectives. See “Assessment of 2015 Individual Performance” below for information regarding the review by the Compensation Committee and the Board of Directors of the named executives’ individual performance in establishing the individual performance-based component of 2015 at-risk deferred salary.
The table below presents our 2015 Board of Directors’ goals, and the assessment of achievement against these goals.

Board of Directors’ Goals	Assessment of Performance
Sustain and grow partnerships with lenders and other key housing stakeholders.
Achieved this goal. We took significant steps in 2015 to sustain and grow our partnerships with lenders and other key housing stakeholders, including developing a model to transform the way we work in an effort to more effectively and efficiently deliver what our customers need. We also increased our attention on understanding how our customers perceive us and what we can do to improve the customer experience.

Serve the market by providing products and services that help people own, rent, or stay in their homes.
Achieved this goal. We served as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages, providing approximately $516 billion in liquidity to the mortgage market in 2015 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 1,188,000 single-family mortgage refinancings and approximately 954,000 single-family home purchases, and provided financing for approximately 569,000 units of multifamily housing. We also worked to increase access to mortgage credit for creditworthy borrowers consistent with the full extent of our applicable credit requirements and risk management practices. Our acquisitions of loans through our suite of affordable product offerings significantly surpassed our goals. In 2015 we also developed and launched HomeReady, our new affordable lending product. Finally, we provided approximately 122,000 loan workouts in 2015 to help homeowners stay in their homes or otherwise avoid foreclosure.
For more information on these activities, see “Contributions to the Housing and Mortgage Markets” and “Single-Family Guaranty Book of Business—Providing Access to Credit Opportunities for Creditworthy Borrowers” in “Business—Executive Summary.”

Build sustainable financial performance.
Achieved this goal. We recognized net income of $11.0 billion in 2015. We acquired single-family loans with strong credit profiles. See “Business—Executive Summary—Single-Family Guaranty Book of Business” for information on the credit performance, credit profile, and average charged guaranty fee on our 2015 acquisitions. Our multifamily new business volume also reflected loans with a solid credit profile.
We are also working on a multi-year effort to improve our business efficiency and agility through simplification of our business processes and enhancements to our infrastructure.
Our net worth has been positive at the end of each quarter of 2015 and, accordingly, Fannie Mae has not drawn funds from Treasury for 2015.

Maintain a disciplined risk, control, and compliance environment.
Achieved this goal. We maintained a disciplined risk, control, and compliance environment in 2015, managing our business within established risk limits, with timely remediation of instances where limits were exceeded and with the Board of Directors’ approval for exceptions. We also resolved all medium and high priority internal audit issues and risk and control matters identified by FHFA within established timeframes or mutually acceptable extensions.

Board of Directors’ Goals	Assessment of Performance
Improve the company’s capabilities, infrastructure, and efficiency to prepare for a more competitive future.
Achieved this goal. We accomplished significant progress in 2015 toward successfully completing a number of top-tier, enterprise-level strategic projects to enhance our infrastructure or efficiency, with safety and soundness in mind. These efforts include replacing some of our systems with simpler, more automated infrastructure that will enable us to more efficiently process transactions and manage our book of business, as well as to better adapt to industry and regulatory changes in the future. Our strategic projects include projects to make required changes to our systems and operations to integrate with the CSP, to increase our operational efficiencies while improving our customers’ experience in transacting business with us, and to implement a new third-party mortgage securities trading system and a new third-party securities accounting system and data repository, which simplified and integrated our processing of and accounting for mortgage securities transactions.
We also made substantial progress on our workplace strategy initiative in anticipation of our move in a couple of years to new headquarters in Washington, DC.

Develop our workforce so that it is ready to meet the business challenges of today and into the future.
Achieved this goal. We took several important steps this year to prepare employees to meet the business challenges of today and the future, focusing particularly on recruiting, training and development; and succession planning. We also developed a corporate vision in 2015, to be America’s most valued housing partner, and rolled out values to serve as guiding principles, as well as an articulation of specific employee behaviors demonstrating the values. The vision, values and supporting behaviors were integrated into recruitment, performance management, and employee recognition programs to help embed them into the company’s culture. In addition, we launched several initiatives in support of maintaining a diverse and inclusive culture.

Assessment of 2015 Individual Performance
Overview. Half of each named executives’ 2015 at-risk deferred salary was subject to reduction based on individual performance in 2015.
The Board of Directors assessed the Chief Executive Officer’s performance with input from the Compensation Committee and from the Chief Executive Officer regarding his accomplishments. In approving compensation for each named executive, the Compensation Committee and the Board of Directors considered the Chief Executive Officer’s recommendation and assessment of each named executive’s performance and contribution to the company’s achievement of the 2015 conservatorship goals and the 2015 Board of Directors’ goals. Each of our named executives will be paid 100% of his individual performance-based at-risk deferred salary target for 2015 presented in the table above in “Summary of 2015 Compensation Actions.”
Timothy Mayopoulos, President and Chief Executive Officer. In evaluating Mr. Mayopoulos’s performance and determining his individual performance-based at-risk deferred salary for the period in 2015 during which he earned at-risk deferred salary, the Board of Directors acknowledged Mr. Mayopoulos’s strong leadership in 2015 and his significant contributions to Fannie Mae’s numerous accomplishments. For example, Fannie Mae completed or substantially completed all of its 2015 conservatorship scorecard objectives and all of the 2015 Board of Directors’ goals, in a manner that the Board of Directors viewed as responsible, timely and of high quality. This was accomplished in a complicated and evolving operating environment, at a time when management was continuing to implement major organizational changes, its vision and values initiative, and the project to relocate the company’s headquarters and other offices, and running Fannie Mae’s business at a high level. Fannie Mae was profitable in 2015, with net income of $11.0 billion, while continuing to acquire loans with a strong credit profile and increasing access to affordable mortgage credit for creditworthy borrowers. Fannie Mae made substantial progress on initiatives to help prepare its business and infrastructure for changes in the U.S. housing finance system and to help ensure its safety and soundness during conservatorship. Mr. Mayopoulos has continued to develop a highly skilled and cohesive management team in order to meet the many goals and challenges set out for the company. Under Mr. Mayopoulos’s leadership, in 2015 Fannie Mae developed a corporate vision to be America’s most valued housing partner and values to serve as guiding principles, as well as an articulation of specific employee behaviors demonstrating the values. The vision, values and supporting behaviors were integrated into recruitment, performance management, and employee recognition programs to help embed them into the company’s culture. Fannie Mae also developed a long-term strategic plan, redesigned its management-level corporate governance structure, further developed its credit risk transfer capabilities and strengthened its role as a thought leader with the launch of the Home Purchase Sentiment Index, or HPSI, a single, predictive indicator of consumer sentiment devoted exclusively to housing.
David Benson, Executive Vice President and Chief Financial Officer. In recommending and determining Mr. Benson’s individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Benson’s many achievements in 2015, a number of which provided critical support to Fannie Mae’s achievement of the 2015 conservatorship scorecard and the 2015 Board of Directors’ goals. As Chief Financial Officer, Mr. Benson was instrumental in the development of Fannie Mae’s long-term strategic plan; executed a key initiative supporting our multi-year effort to improve our business efficiency and agility through simplification of our business processes; helped ensure administrative expenses remained within plan; managed the risk of our retained mortgage portfolio; completed plans for reducing our retained mortgage portfolio in accordance with the 2015 conservatorship scorecard, including obtaining additional scorecard credit in doing so; met ambitious goals to reduce balances of illiquid assets we hold; and helped establish a successful program to sell nonperforming loans. In addition, Mr. Benson continued to provide leadership in Fannie Mae’s interactions with FHFA, Treasury and with various persons and organizations in the industry.
Andrew Bon Salle, Executive Vice President-Single-Family Business. In recommending and determining Mr. Bon Salle’s individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Bon Salle’s many achievements in 2015 and, in particular, the significant initiatives he led related to the 2015 conservatorship scorecard and the 2015 Board of Directors’ goals. Mr. Bon Salle’s accomplishments include developing the single-family component of Fannie Mae’s long-term strategic plan; sustaining and growing partnerships with lenders and other key housing stakeholders; implementing plans for integrating Fannie Mae’s systems with the common securitization platform and improving Fannie Mae’s front-end business capabilities; supporting our initiative to simplify and integrate our processing of and accounting for mortgage securities transactions; building sustainable financial performance; managing Fannie Mae’s single-family business within risk limits; improving the representation and warranty framework; exceeding goals to transfer credit risk, including through multiple transaction types and covering different loan types; and launching Collateral Underwriter and our new loan delivery platform for lenders.
Brian Brooks, Executive Vice President, General Counsel and Corporate Secretary. In recommending and determining Mr. Brooks’ individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Brooks’ many achievements in 2015. These achievements include coordinating an enterprise cybersecurity program; redesigning Fannie Mae’s management-level corporate governance structure; working with other divisions across the company to address troubled counterparty issues; building strong relationships with his counterparts throughout the industry; supporting Fannie Mae’s multi-year effort to improve business efficiency and agility through simplification of our business processes; and launching a program to support development of legal department employees to meet our current and future business challenges.
Jeffery Hayward, Executive Vice President and Head of Multifamily. In recommending and determining Mr. Hayward’s individual performance-based at-risk deferred salary, the Chief Executive Officer, the Compensation Committee and the Board of Directors considered Mr. Hayward’s many achievements in 2015. These achievements include his leadership of our efforts to increase access to mortgage credit for creditworthy borrowers and to accomplish the multifamily goals in the 2015 conservatorship scorecard and the 2015 Board of Directors’ goals; executing on our initiative to prepare our multifamily business and infrastructure for the future, particularly by deploying DUS GatewayTM, a new technology system for lenders and Fannie Mae to manage multifamily loan sourcing and acquisition; helping to initiate the first multifamily customer loyalty survey for lenders and borrowers; evaluating the feasibility and benefits of potentially engaging in activities to transfer credit risk in our multifamily business; developing the multifamily component of Fannie Mae’s long-term strategic plan; and simplifying multifamily business processes.
Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation Committee’s independent compensation consultant is Frederic W. Cook & Co., Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan.
For 2015, McLagan advised management and the Compensation Committee on various compensation and human resources matters, including:

•	providing guidance and feedback on the company’s 2015 executive compensation program;

•	defining the protocol regarding market peer group development and benchmarking for executives;

•	advising on market trends, competitive pay levels and various compensation proposals for new hires and promotions; and

•	providing market compensation data for senior management positions, including the named executives’ positions.
For 2015, FW Cook advised the Compensation Committee and the Board of Directors on various executive compensation matters, including:

•	assisting the Compensation Committee in its discussions with FHFA on the company’s 2015 executive compensation program;

•
preparing an analysis of compensation for executives in positions comparable to Fannie Mae executive positions at companies in our primary comparator group, based on information in proxy statements and other reports filed by those companies with the SEC;

•	assisting the Compensation Committee in developing a proposal for FHFA review and consideration on executive compensation for the position of Fannie Mae’s chief executive officer;

•	reviewing McLagan’s analysis of market compensation data for select senior management positions;

•	reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;

•	reviewing the company’s risk assessment of its 2015 compensation program;

•	assisting the Compensation Committee in its evaluation of the company’s performance against the 2015 conservatorship scorecard and communicating its views to FHFA;

•	assisting the Compensation Committee in its evaluation of the company’s performance against the 2015 Board of Directors’ goals;

•	facilitating the Compensation Committee’s evaluation of the Company’s Chief Executive Officer’s performance in 2015;

•	informing the Compensation Committee of regulatory updates and market trends in compensation and benefits; and

•	assisting with the preparation of executive compensation disclosure in this Annual Report on Form 10-K.
Compensation Consultant Independence Assessment
The Compensation Committee assessed the independence of FW Cook and McLagan. Based on its assessments, the Compensation Committee determined that FW Cook is independent from management. FW Cook’s work for the Compensation Committee raises no conflicts of interest.
Because McLagan was retained by, and provides services to management, it is not an independent adviser. McLagan’s work raises no material conflicts of interest, and any conflict of interest raised by the fact that McLagan is retained by and provides services to management as well as to the Compensation Committee is addressed by the fact that the Compensation Committee also receives the advice of, and has access to, FW Cook as its independent compensation consultant.
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
The Compensation Committee follows a bifurcated approach to benchmarking senior executive positions. Under this approach, while the comparator group noted above is the primary group of companies used for benchmarking senior management pay levels, for certain senior management roles that are more comparable in function and/or scope to roles at firms outside this comparator group, the Compensation Committee considers pay levels against a broader group of companies. The company believes this more comprehensive approach results in better market data.
The named executives’ compensation was compared to compensation at other companies as follows:

•
The compensation of our Chief Executive Officer (Mr. Mayopoulos), our Chief Financial Officer (Mr. Benson) and our Executive Vice President, General Counsel and Corporate Secretary (Mr. Brooks) was benchmarked against our primary comparator group identified above;

•
The compensation of our Executive Vice President—Single-Family Business (Mr. Bon Salle) was benchmarked against our primary comparator group as well as a group of large banks consisting of Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co., Wells Fargo & Company and other specialty mortgage lending organizations, to the extent those firms have executives in comparable positions; and

•
The compensation of our Executive Vice President—Multifamily (Mr. Hayward) was benchmarked against our primary comparator group as well as large banks consisting of Bank of America Corporation, JPMorgan Chase & Co., Wells Fargo & Company and other specialty commercial real estate organizations, to the extent those firms have executives in comparable positions.

In late 2015, FW Cook provided the Compensation Committee with a comparison of our named executives’ total target direct compensation for 2015 with compensation for comparable positions at companies in our primary comparator group, based on FW Cook’s analysis of proxy statements and other SEC filings. McLagan also provided the Compensation Committee with updated benchmarking data for our named executives other than our Chief Executive Officer and our Chief Financial Officer. The McLagan data compared the named executives’ total direct compensation for 2015 with the 25th percentile, 50th percentile and 75th percentile of 2014 direct compensation for comparable positions in the applicable comparator group of companies based on McLagan’s proprietary database. Members of the Compensation Committee reviewed and discussed this data in late 2015. Our named executives’ total target direct compensation under the 2015 executive compensation program in aggregate was substantially below the market median for comparable firms.
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
Stock Ownership and Hedging Policies
We ceased paying new stock-based compensation to our executives after entering into conservatorship in September 2008. In 2009, our Board of Directors eliminated our stock ownership requirements. All employees, including our named executives, are prohibited from transacting in derivative securities related to our securities, including options, puts and calls, other than pursuant to our stock-based benefit plans.
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

Compensation Committee:

Brenda J. Gaines, Chair Diane C. Nordin Jonathan Plutzik David H. Sidwell

COMPENSATION RISK ASSESSMENT
Our Enterprise Risk Management division conducted a risk assessment of our 2015 employee compensation policies and practices. In conducting this risk assessment, the division reviewed, among other things, our performance goals, pay mix and compensation structure, variable compensation plans applicable to some employees who support our credit portfolio management division, our severance arrangements, including a voluntary exit program offered during 2015 to certain employees meeting age and service requirements, our compensation recoupment policy, oversight of aspects of our compensation by FHFA, the Compensation Committee and the Board of Directors, our corporate culture with regard to risk, and our performance appraisal management process. The division considered the impact of the Equity in Government Compensation Act of 2015, which reduced annual direct compensation for our Chief Executive Officer to $600,000, consisting solely of base salary, as we describe in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2015 Executive Compensation Program—Compensation for our Chief Executive Officer.” The division also assessed whether policies, procedures or other mitigating controls existed that would reduce the opportunity for excessive or inappropriate risk-taking within our compensation policies and practices. Our Chief Risk Officer discussed the risk assessment of the company’s 2015 compensation policies and practices with the Compensation Committee of the Board of Directors.
Based on the risk assessment, management concluded that our 2015 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Several factors contributed to this conclusion, including:

•
Payment of performance-based compensation for achievement of the 2015 conservatorship scorecard objectives and the 2015 Board of Directors’ goals is based on the achievement of goals that we have concluded do not encourage unnecessary or excessive risk-taking.

•	Our extensive performance appraisal process is designed to ensure achievement of goals without encouraging executives or employees to take excessive risks.

•	Deferred salary for our SEC executive officers is subject to the terms of the recoupment policy.
However, management concluded in its risk assessment that restoration of the $600,000 cap on our Chief Executive Officer compensation under the Equity in Government Compensation Act of 2015 could negatively affect our ability to retain our Chief Executive Officer and engage in effective succession planning for this critical role and that the constraints on our compensation could adversely affect our ability to attract qualified candidates given the uncertainty around Chief Executive Officer compensation.
As discussed in “Risk Factors,” the conservatorship, the uncertainty of our future, limitations on our compensation and negative publicity concerning the GSEs materially increase the human capital risk to the company.

COMPENSATION TABLES

Summary Compensation Table for 2015, 2014 and 2013
The following table shows summary compensation information for 2015, 2014 and 2013 for the named executives. For more information on the compensation reflected in this table, see the footnotes following the table.

		Salary ($)
Name and Principal Position	Year	Base Salary ($)(1)	Fixed Deferred Salary (Service- Based)(2)	Bonus ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Timothy Mayopoulos(7)	2015	660,577	825,616	—	476,634	—	53,878	2,016,705
President and Chief	2014	600,000	—	—	—	—	48,000	648,000
Executive Officer	2013	599,615	—	—	—	—	87,969	687,584
David Benson	2015	600,000	1,500,000	—	887,608	20,219	147,875	3,155,702
Executive Vice President	2014	600,000	1,500,000	—	900,585	210,000	143,164	3,353,749
and Chief Financial	2013	574,231	1,436,462	—	818,170	332,926	66,825	3,228,614
Officer
Andrew Bon Salle	2015	500,000	1,110,000	—	680,500	—	79,450	2,369,950
Executive Vice President	2014	475,769	860,385	—	572,680	209,000	74,982	2,192,816
—Single-Family Business
Brian Brooks	2015	500,000	1,180,000	625,000	710,087	—	41,475	3,056,562
Executive Vice President
General Counsel and
Corporate Secretary
Jeffery Hayward	2015	475,000	960,000	—	606,532	119,932	105,969	2,267,433
Executive Vice President
and Head of Multifamily
__________

(1)	Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis.

(2)
Amounts shown in this sub-column for 2015 consist of the fixed, service-based portion of deferred salary. As described in footnote 4 below, the remaining portion of 2015 deferred salary is included in the “Non-Equity Incentive Plan Compensation” column because it is performance-based. Deferred salary shown for 2015 generally will be paid in four equal installments in March, June, September and December 2016. Because Mr. Mayopoulos earned deferred salary only during the period from July 2015 to late November 2015, his deferred salary will be paid in September and December 2016. Beginning in 2014, deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the deferred salary is earned. For deferred salary earned in 2015, this rate is 0.125% per year. Interest on the named executives’ 2014 and 2015 fixed deferred salary is shown in the “All Other Compensation” column. Deferred salary shown for 2014 was paid to our named executives during 2015. More information about 2015 deferred salary is presented above in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2015 Executive Compensation Program—Elements of 2015 Executive Compensation Program—Direct Compensation.”

(3)
Amounts shown in this column consist of installments of a sign-on award paid to Mr. Brooks in 2015. Mr. Brooks was granted a sign-on award of $1,250,000 in 2014 when he joined Fannie Mae, of which the final $625,000 was paid in two equal installments during 2015. Under its terms, Mr. Brooks’ sign-on award is subject to repayment if he leaves Fannie Mae within 24 months of joining the company as follows: the award became 50% vested in November 2015, after Mr. Brooks had been with the company for 12 months, and vests with respect to an additional 25% in May 2016, and the final 25% in November 2016.

(4)
Amounts shown in this column consist of the at-risk, performance-based portion of deferred salary earned during the year and, beginning in 2014, interest payable on that deferred salary. Half of at-risk deferred salary for each named executive was subject to reduction based on corporate performance for the year and the remaining half was subject to reduction based on individual performance for the year. The table below provides more detail on the 2015 at-risk deferred salary awarded to our named executives. As described in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2015 Executive Compensation Program—Compensation of our Chief Executive Officer,” Mr. Mayopoulos earned deferred salary for only a portion of 2015.

Name	2015 Corporate Performance-Based At-Risk Deferred Salary ($)	2015 Individual Performance-Based At-Risk Deferred Salary ($)	Interest Payable on 2015 At-Risk Deferred Salary ($)	Total ($)
Timothy Mayopoulos	234,395	241,644	595	476,634
David Benson	436,500	450,000	1,108	887,608
Andrew Bon Salle	334,650	345,000	850	680,500
Brian Brooks	349,200	360,000	887	710,087
Jeffery Hayward	298,275	307,500	757	606,532

(5)	None of our named executives received above-market or preferential earnings on nonqualified deferred compensation.
Pursuant to a directive from FHFA, we terminated our defined benefit pension plans for employees as of December 31, 2013, and we distributed all benefits remaining in the plans in 2015. Messrs. Benson, Bon Salle and Hayward were entitled to receive benefits under our tax-qualified defined benefit pension plan, which we refer to as the “Retirement Plan,” as well as under two non-tax-qualified supplemental plans. Messrs. Mayopoulos and Brooks joined the company after 2007 and were therefore not eligible to participate in Fannie Mae’s defined benefit pension plans.
The amounts reported for 2015 represent the net change in the value of pension benefits from December 31, 2014 through the time Fannie Mae distributed the benefits in 2015, except that, in accordance with SEC rules, no amount is shown for Mr. Bon Salle because the net change in his pension benefits during that time period was negative, as shown in the table below. Mr. Benson and Mr. Bon Salle both experienced a decrease in the value of their benefits under the Retirement Plan during that period because of the difference between the assumptions we used in calculating their benefits as of December 31, 2014 and the actual factors that determined the value of their benefits when actually paid out. In calculating the value of their pension benefits as of December 31, 2014, consistent with our assumptions used for financial reporting purposes, we assumed that each named executive would elect to receive 80% of his benefits under the Retirement Plan in the form of a lump sum payment and 20% in the form of an annuity. Under the terms of the Retirement Plan, each executive could elect to receive all of his benefits under that plan either in a lump sum or in an annuity, but not in a combination of both. Payouts in the form of annuities resulted in higher costs to us to cover the premiums paid to the annuity provider versus the cost of lump sum payouts. As a result, Mr. Benson’s and Mr. Bon Salle’s calculated pension benefits under the Retirement Plan (but not the supplemental plans) decreased in value as a result of their election to receive lump sum payouts, while Mr. Hayward’s increased as a result of his election to receive an annuity. The table below shows more detail regarding the change in pension value for 2015.

Name	Interest cost ($)	Change from actuarial assumptions to actual outcome (primarily relating to whether the named executive elected to receive a lump sum or an annuity from the Retirement Plan) ($)	Total ($)
David Benson	36,000	(15,781)	20,219
Andrew Bon Salle	34,000	(38,185)	(4,185)
Jeffery Hayward	67,000	52,932	119,932

(6)
The table below shows more information about the amounts reported for 2015 in the “All Other Compensation” column, which consist of (1) company contributions under our Retirement Savings Plan (401(k) Plan); (2) company credits to our Supplemental Retirement Savings Plan; (3) matching charitable contributions under our matching charitable gifts program; and (4) interest payable on 2015 fixed deferred salary.

Name	Company Contributions to Retirement Savings (401(k)) Plan ($)	Company Credits to Supplemental Retirement Savings Plan ($)	Charitable Award Programs ($)	Interest Payable on 2015 Fixed Deferred Salary ($)	Total ($)
Timothy Mayopoulos	21,200	31,646	—	1,032	53,878
David Benson	31,800	112,200	2,000	1,875	147,875
Andrew Bon Salle	21,200	56,862	—	1,388	79,450
Brian Brooks	21,200	18,800	—	1,475	41,475
Jeffery Hayward	31,800	72,969	—	1,200	105,969

In accordance with SEC rules, amounts shown under “All Other Compensation” for 2015 do not include perquisites or personal benefits for a named executive that, in the aggregate, amount to less than $10,000. In aggregate, the perquisites we provided to all of our named executives in 2015 did not exceed $1,000.

See “Pension Benefits” for the vesting provisions for company contributions to the Retirement Savings Plan and “Nonqualified Deferred Compensation” for the vesting provisions for company credits to the Supplemental Retirement Savings Plan. As discussed below in “Pension Benefits—Termination of Defined Benefit Pension Plans,” in connection with the termination of our defined benefit pension plan, we are making additional contributions to the Retirement Savings Plan and the Supplemental Retirement Savings Plan for employees close to retirement who satisfied a rule of 65. Amounts shown for Mr. Benson and Mr. Hayward reflect these additional contributions.

Amounts shown in the “Charitable Award Programs” column reflect gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Section 501(c)(3) charities were matched, up to an aggregate total of $2,500 for the 2015 calendar year.

(7)
Amounts shown for 2015 for Mr. Mayopoulos reflect that his direct compensation consisted solely of base salary at an annual rate of $600,000 for the periods from January 1 to June 30, 2015 and from November 25 to December 31, 2015, while his direct compensation consisted of base salary at an annual rate of $750,000, fixed deferred salary at an annual rate of $2,050,000, and at-risk deferred salary with an annual target amount of $1,200,000 for the period from July 1, 2015 to November 24, 2015. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2015 Executive Compensation Program—Compensation of Our Chief Executive Officer” for more information about Mr. Mayopoulos’s 2015 compensation.

Grants of Plan-Based Awards in 2015
The following table shows the at-risk grants of deferred salary made to the named executives during 2015. The terms of 2015 deferred salary are described in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2015 Executive Compensation Program—Elements of 2015 Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the at-risk, performance-based portion of the named executives’ 2015 deferred salary.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)
Name	Award Type	Threshold	Target	Maximum
Timothy Mayopoulos(2)	At-risk deferred salary—Corporate	—	241,644	241,644
	At-risk deferred salary—Individual	—	241,644	241,644
	Total at-risk deferred salary	—	483,288	483,288
David Benson	At-risk deferred salary—Corporate	—	450,000	450,000
	At-risk deferred salary—Individual	—	450,000	450,000
	Total at-risk deferred salary	—	900,000	900,000
Andrew Bon Salle	At-risk deferred salary—Corporate	—	345,000	345,000
	At-risk deferred salary—Individual	—	345,000	345,000
	Total at-risk deferred salary	—	690,000	690,000
Brian Brooks	At-risk deferred salary—Corporate	—	360,000	360,000
	At-risk deferred salary—Individual	—	360,000	360,000
	Total at-risk deferred salary	—	720,000	720,000
Jeffery Hayward	At-risk deferred salary—Corporate	—	307,500	307,500
	At-risk deferred salary—Individual	—	307,500	307,500
	Total at-risk deferred salary	—	615,000	615,000
__________

(1)
Amounts shown are the target amounts of the at-risk, performance-based portion of the named executives’ 2015 deferred salary. Half of 2015 at-risk deferred salary was subject to reduction based on corporate performance against the 2015 conservatorship scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2015, taking into account corporate performance against the 2015 Board of Directors’ goals, as determined by the Board of Directors with FHFA’s review. No amounts are shown in the “Threshold” column because deferred salary does not specify a threshold payout amount. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2015 deferred salary is only subject to reduction; amounts higher than the target amount cannot be awarded. The actual amounts of the at-risk portion of 2015 deferred salary that will be paid to the named executives for 2015 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2015, 2014 and 2013” and explained in footnote 4 to that table.

(2)
As described in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2015 Executive Compensation Program—Compensation of our Chief Executive Officer,” Mr. Mayopoulos earned deferred salary for only a portion of 2015.

Pension Benefits
Termination of Defined Benefit Pension Plans.
In 2013, pursuant to a directive from FHFA, our Board of Directors approved the termination of our qualified pension plan, The Federal National Mortgage Association Retirement Plan for Employees Not Covered Under Civil Service Retirement Law, referred to as the “Retirement Plan,” as well as the Supplemental Pension Plan and the 2003 Supplemental Pension Plan, referred to collectively as the “Supplemental Plans,” in each case effective December 31, 2013. These terminations follow the cessation (or “freeze”) of benefit accruals under all of the plans in 2008 for all employees who did not then satisfy a rule of 45 (that is, the sum of their age plus years of service was 45 or greater) and in June 2013 for all employees who continued to accrue benefits after the initial freeze in 2008. Mr. Benson, Mr. Bon Salle and Mr. Hayward are the only named executives who participated in the Retirement Plan and the Supplemental Plans.
We distributed all benefits remaining in the Retirement Plan during 2015. Except for retirees who were already receiving payments under the Retirement Plan (or “in pay status”), participants in that plan had the choice of receiving either a lump sum payment or an annuity. For participants who elected to receive a lump sum payment, the amount they received represented the actuarial equivalent value of the participant’s accrued benefit under the Retirement Plan as of the distribution date, calculated in accordance with the amended terms of the Retirement Plan using the plan’s benefit reduction factors for early retirement applicable for annuity payments and based on the participant’s age on the distribution date. For participants electing an annuity, we purchased annuities from an annuity provider.
We also distributed all benefits remaining in the Supplemental Plans in July 2015. Each participant received a lump sum payment representing the actuarial equivalent value of the participant’s remaining accrued benefits under the Supplemental Plans as of the distribution dates, calculated in accordance with the terms of those plans using the Supplemental Plans’ benefit reduction factors for early retirement applicable for annuity payments and based on the participant’s age on the distribution dates.
In connection with the termination of our qualified defined benefit pension plan, we are making additional contributions to the Retirement Savings Plan and the Supplemental Retirement Savings Plan for employees who participated in the Retirement Plan who were close to retirement and satisfied a rule of 65, including Mr. Benson and Mr. Hayward. These contributions consist of fully vested contributions to the Retirement Savings Plan equal to 4% of eligible earnings (subject to applicable IRS limits on contributions) and to the Supplemental Retirement Savings Plan for earnings in excess of the applicable IRS limits (subject to an overall limit of two times base salary), during the period from July 1, 2013 through June 2018. To satisfy the rule of 65 for this additional contribution, as of June 30, 2013 an employee must have been at least age 50 and the sum of the employee’s age plus years of vesting service under the Retirement Plan must have equaled at least 65.
Retirement Savings Plan
The Retirement Savings Plan is a tax-qualified defined contribution plan for which all of our employees are generally eligible that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. Subject to IRS limits for 401(k) plans, we make a contribution to the Retirement Savings Plan for our employees equal to 2% of salary and eligible incentive compensation, which includes the deferred salary element of our executive compensation program. Participants are fully vested in this 2% contribution after three years of service. In addition, we match in cash employee contributions up to 6% of base salary and eligible incentive compensation. Employees are 100% vested in our matching contributions. Also, for employees who satisfied the rule of 65, including Mr. Benson and Mr. Hayward, the company is making the additional contributions described in “Termination of Defined Benefit Pension Plans.”
Terminated Defined Benefit Pension Plans
Retirement Plan. The Retirement Plan was a tax-qualified defined benefit pension plan. Prior to the freeze on June 30, 2013 of benefit accruals under, and termination effective December 31, 2013 of, the Retirement Plan, participation in the Retirement Plan was frozen. After December 31, 2007, newly hired employees were not eligible for the plan and employees who had not satisfied the rule of 45 did not earn additional benefits under the Retirement Plan after June 30, 2008. Prior to 2007, participation in the Retirement Plan was generally available to employees. Mr. Benson, Mr. Bon Salle and Mr. Hayward were the only named executives who participated in the Retirement Plan.
Under the Retirement Plan, normal retirement benefits were computed on a single life basis using a formula based on final average annual earnings and years of credited service. For years of service after 1988, the pension formula was:

•	1 1/2% multiplied by final average annual earnings, plus

•	1/2% multiplied by final average annual earnings over Social Security-covered compensation multiplied by years of credited service.
Final average annual earnings were average annual base salary in the participant’s highest paid 36 consecutive calendar months during the participant’s last 120 calendar months of employment prior to June 30, 2013. As a result of the freeze of benefits under the Retirement Plan, earnings and service after June 30, 2013 were not taken into account in determining plan benefits. Provisions of the Internal Revenue Code of 1986, as amended, limit the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2013, the last year during which benefits accrued under the Retirement Plan, the statutory compensation cap was $255,000 and the benefit cap was $205,000.
Supplemental Pension Plan and 2003 Supplemental Pension Plan. Prior to the freeze of benefit accruals on June 30, 2013 and termination of the Supplemental Plans effective December 31, 2013, the purpose of the Supplemental Pension Plan was to provide supplemental retirement benefits using the Retirement Plan formula to employees whose base salary exceeded the statutory compensation cap applicable to the Retirement Plan or whose benefit under the Retirement Plan was limited by the statutory benefit cap applicable to the Retirement Plan. The purpose of the Supplemental Pension Plan of 2003 was to provide additional benefits based on eligible incentive compensation not taken into account under the Retirement Plan or the Supplemental Pension Plan. Eligible incentive compensation included deferred salary and incentive compensation. For purposes of determining benefits under the Supplemental Pension Plan of 2003, the amount of an officer’s eligible incentive compensation taken into account was limited in the aggregate to 50% of base salary. Mr. Benson, Mr. Bon Salle and Mr. Hayward are the only named executives who participated in the Supplemental Plans.
In 2015, we distributed all benefits remaining in our qualified and supplemental defined benefit pension plans. As a result, there were no accumulated benefits remaining under the plan as of December 31, 2015. The table below shows payments made during 2015 for each named executive under our defined benefit pension plans.
Pension Benefits for 2015

Name	Plan Name	Payments during 2015 ($)(1)
Timothy Mayopoulos	Not applicable
David Benson	Retirement Plan	535,050
	Supplemental Pension Plan	628,084
	2003 Supplemental Pension Plan	610,085
Andrew Bon Salle	Retirement Plan	730,917
	Supplemental Pension Plan	351,536
	2003 Supplemental Pension Plan	584,362
Brian Brooks	Not applicable
Jeffery Hayward	Retirement Plan	1,585,000
	Supplemental Pension Plan	651,699
	2003 Supplemental Pension Plan	1,143,233
__________

(1)
For Mr. Benson and Mr. Bon Salle, the reported amounts for the Retirement Plan reflect lump sum payments we made to them in accordance with their election as a result of the termination of the plan. For Mr. Hayward, the reported amount reflects the price of the annuity we purchased for him in accordance with his election. Amounts shown for the Supplemental Plans reflect lump sum payments to the named executives.

Nonqualified Deferred Compensation
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2015, the annual limit was $265,000). All of our named executives participate in the Supplemental Retirement Savings Plan.
We credit 8% of the eligible compensation for our named executives that exceeds the applicable IRS annual limit. Eligible compensation in any year consists of base salary plus any eligible incentive compensation (which includes deferred salary) earned for that year, up to a combined maximum of two times base salary. The 8% credit consists of two parts: (1) a 2% credit that will vest after the participant has completed three years of service with us; and (2) a 6% credit that is immediately vested. Also, for employees who satisfied the rule of 65, including Mr. Benson and Mr. Hayward, the company is making the additional contributions described in “Pension Benefits—Termination of Defined Benefit Pension Plans.”
While the Supplemental Retirement Savings Plan is not funded, amounts credited on behalf of a participant under the Supplemental Retirement Savings Plan are deemed to be invested in mutual fund investments selected by the participant that are similar to the investments offered under our Retirement Savings Plan.
Amounts deferred under the Supplemental Retirement Savings Plan are payable to participants in the January or July following separation from service with us, subject to a six month delay in payment for our 50 most highly-compensated officers. Participants may not withdraw amounts from the Supplemental Retirement Savings Plan while they are employees.
The table below provides information on the nonqualified deferred compensation of the named executives in 2015, all of which was provided pursuant to our Supplemental Retirement Savings Plan.

Nonqualified Deferred Compensation for 2015

Name	Executive Contributions in 2015 ($)	Company Contributions in 2015 ($)(1)	Aggregate Earnings in 2015 ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2015 ($)(3)
Timothy Mayopoulos	—	31,646	(3,099)	—	388,501
David Benson(4)	—	112,200	—	—	270,293
Andrew Bon Salle	—	56,862	(2,479)	—	120,851
Brian Brooks	—	18,800	(32)	—	18,768
Jeffery Hayward(4)	—	72,969	(1,658)	—	142,089
__________

(1)
All amounts reported in this column as company contributions in the last fiscal year are also reported as 2015 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2015, 2014 and 2013.”

(2)
None of the earnings reported in this column are reported as 2015 compensation in the “Summary Compensation Table for 2015, 2014 and 2013” because the earnings are neither above-market nor preferential.

(3)
Amounts reported in this column for Mr. Mayopoulos include company contributions in 2014 and 2013 to the Supplemental Retirement Savings Plan of $27,200 and $67,569, respectively, that are also reported as compensation for those years, respectively, in the “All Other Compensation” column of the “Summary Compensation Table for 2015, 2014 and 2013.”

Amounts reported in this column for Mr. Benson include company contributions in 2014 and 2013 to the Supplemental Retirement Savings Plan of $110,739 and $42,900, respectively, that are also reported as compensation for those years, respectively, in the “All Other Compensation” column of the “Summary Compensation Table for 2015, 2014 and 2013.”
Amounts reported in this column for Mr. Bon Salle include company contributions in 2014 to the Supplemental Retirement Savings Plan of $51,123 that are also reported as 2014 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2015, 2014 and 2013.”

(4)
Company contributions for Mr. Benson and Mr. Hayward include the additional credits each receives as a result of satisfying the rule of 65, which are described above under “Pension Benefits—Termination of Defined Benefit Pension Plans.”

Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2015 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. Under the 2015 executive compensation program, a named executive would be entitled to receive a specified portion of his earned but unpaid 2015 deferred salary if his employment was terminated for any reason, other than for cause.
Below we discuss various elements of the named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, or his employment is terminated by the company. We then quantify the amounts that would be paid to our named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2015.

•
Deferred Salary. If a named executive is separated from employment with the company for any reason other than termination for cause (including his death, resignation, retirement or the termination of his employment by the company without cause), he would receive:

•
the earned but unpaid portion of his fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31 of the second year following the performance year (or, if later, the end of the twenty-fourth month following the month in which the named executive first earned deferred salary), except that the reduction will not apply if at the time of separation the named executive is age 62 or older, or age 55 with 10 years of service with Fannie Mae;

•	the earned but unpaid portion of his at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable performance year; and

•
interest on the earned but unpaid portion of his 2015 deferred salary, which accrues at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the deferred salary is earned. For 2015 deferred salary, interest accrues at an annual rate of 0.125%.

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
The table below shows the amounts that would have become payable to each of our named executives if his employment had terminated on December 31, 2015.
Potential Payments Upon Termination as of December 31, 2015

Name	2015 Fixed Deferred Salary($)(1)	2015 At-Risk Deferred Salary($)(2)	Total ($)
Timothy Mayopoulos
Resignation, retirement, death or termination without cause	512,522	476,634	989,156
Termination for cause	—	—	—
David Benson
Resignation, retirement, death or termination without cause	1,501,875	887,608	2,389,483
Termination for cause	—	—	—
Andrew Bon Salle
Resignation, retirement, death or termination without cause	822,427	680,500	1,502,927
Termination for cause	—	—	—
Brian Brooks
Resignation, retirement, death or termination without cause	874,292	710,087	1,584,379
Termination for cause	—	—	—
Jeffery Hayward
Resignation, retirement, death or termination without cause	961,200	606,532	1,567,732
Termination for cause	—	—	—
__________

(1)
Mr. Bon Salle and Mr. Brooks would have each received 74% of his 2015 fixed deferred salary, which is the earned but unpaid portion of his 2015 fixed deferred salary as of December 31, 2015, reduced by 2% for each full or partial month by which the named executive’s separation from employment preceded January 31, 2017. Because Mr. Mayopoulos did not earn deferred salary until July 2015, he would have received the earned but unpaid portion of his 2015 fixed deferred salary as of December 31, 2015 reduced by 2% for each full or partial month by which his separation from employment preceded July 31, 2017, or 62% of his 2015 fixed deferred salary. Mr. Benson and Mr. Hayward would have each received 100% of his 2015 fixed deferred salary, with no reduction, because each would have been age 55 with 10 years of service with Fannie Mae at the time of termination. Amounts shown in the table include interest payable on the fixed deferred salary.

(2)
In the event of resignation, retirement, death or termination without cause, each named executive would have received all of his earned but unpaid 2015 at-risk deferred salary, as determined by FHFA and the Board of Directors in early 2016 (that is, his earned but unpaid 2015 at-risk deferred salary target, reduced by the amounts determined by FHFA and the Board of Directors in early 2016 as a result of corporate and individual performance). See the “At-Risk Deferred Salary (Performance-Based)” sub-column of the “Summary Compensation Table for 2015, 2014 and 2013” above for the amount of 2015 at-risk deferred salary that was awarded to each named executive. Amounts shown in the table include interest payable on the at-risk deferred salary.

Director Compensation
Our non-management directors receive cash compensation pursuant to a program authorized by FHFA in November 2008. This compensation for the directors is designed to be reasonable, appropriate and commensurate with the duties and responsibilities of their Board service.
The total 2015 compensation for our non-management directors is shown in the table below. Mr. Mayopoulos, our only director who also served as an employee of Fannie Mae during 2015, was not entitled to receive any additional compensation for his service as a director.
2015 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)
Amy E. Alving	160,000
William Thomas Forrester	185,000
Brenda J. Gaines	180,000
Charlynn Goins	127,500
Frederick B. “Bart” Harvey III	162,151
Robert H. Herz	170,000
Diane C. Nordin	170,000
Egbert L. J. Perry	290,000
Jonathan Plutzik	170,000
David H. Sidwell	175,000
__________

(1)
Directors who chair a Board committee or serve on the Audit Committee receive additional fees for their service. Amounts shown in this table reflect Ms. Goins’ resignation from the Board of Directors in September 2015, and Mr. Harvey’s succeeding her in the role of Chair of the Nominating & Corporate Governance Committee.

Compensation Arrangements for our Non-Management Directors
Our non-management directors receive a retainer at an annual rate of $160,000, with no meeting fees. Committee chairs and Audit Committee members receive an additional retainer at an annual rate of $25,000 for the Audit Committee chair, $15,000 for the Risk Policy & Capital Committee chair and $10,000 for all other committee chairs and each member of the Audit Committee. In recognition of the substantial amount of time and effort necessary to fulfill the duties of non-executive Chairman of the Board, the annual retainer for our non-executive Chairman, Mr. Perry, is $290,000. Our directors receive no equity compensation.
Additional Arrangements with our Non-Management Directors
Matching Charitable Gifts Program. To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. Under this program, gifts made by employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $2,500 for the 2015 calendar year. No non-employee directors participated in our matching gifts program in 2015.
Stock Ownership Guidelines for Directors. In 2009, our Board of Directors eliminated our stock ownership requirements for directors.
Other Expenses. We also pay for or reimburse directors for out-of-pocket expenses incurred in connection with their service on the Board of Directors, including travel to and from our meetings, accommodations, meals and training.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about shares of common stock that may be issued under our equity compensation plans. However, we are prohibited from issuing new stock without the prior written consent of Treasury other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement.
Equity Compensation Plan Information

	As of December 31, 2015
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

BENEFICIAL OWNERSHIP
The following table shows the beneficial ownership of our common stock by each of our current directors and the named executives, and all current directors and executive officers as a group, as of February 15, 2016. As of that date, no director or named executive, nor all directors and current executive officers as a group, owned as much as 1% of our outstanding common stock or preferred stock.

	Number of Shares Beneficially Owned(1)
Name and Position	8.25% Non-Cumulative Series T Preferred Stock	Common Stock
Amy E. Alving	0	0
Director
David C. Benson	0	0
Executive Vice President—Chief Financial Officer
Andrew J. Bon Salle	1,000	0
Executive Vice President—Single-Family Business
Brian P. Brooks	0	0
Executive Vice President, General Counsel and Corporate Secretary
William Thomas Forrester	0	0
Director
Hugh R. Frater	0	0
Director
Brenda J. Gaines	0	487
Director
Renee L. Glover	0	0
Director
Frederick B. Harvey, III	0	0
Director
Jeffery R. Hayward	0	14,868
Executive Vice President and Head of Multifamily
Robert H. Herz	0	0
Director
Timothy J. Mayopoulos	0	0
President and Chief Executive Officer
Diane C. Nordin	0	0
Director
Egbert L. J. Perry	0	0
Chairman of the Board
Jonathan Plutzik	0	0
Director
David H. Sidwell	0	0
Director
All directors and current executive officers as a group (20 persons)	2,000	56,038
__________

(1)
Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table.

The following table shows the beneficial ownership of our common stock by each holder of more than 5% of our common stock as of February 15, 2016.

5% Holders	Common Stock Beneficially Owned	Percent of Class
Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW., Room 3000 Washington, DC 20220
Pershing Square Capital Management, L.P. PS Management GP, LLC William A. Ackman	115,569,796(2)	9.98%
888 Seventh Avenue, 42nd Floor New York, New York 10019
__________

(1)
In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 19, 2016, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

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
As of December 31, 2015, we had received an aggregate of $116.1 billion from Treasury under the senior preferred stock purchase agreement, and the remaining amount of funding available to us under the agreement was $117.6 billion. Through December 31, 2015, we had paid an aggregate of $144.8 billion to Treasury in dividends on the senior preferred stock. We expect to pay Treasury additional senior preferred stock dividends of $2.9 billion for the first quarter of 2016.
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
In June 2014, the Administration announced an extension of the Making Home Affordable Program until at least December 31, 2016, and, in December 2015, the termination of the Making Home Affordable Program was set at December 31, 2016 under the Consolidated Appropriations Act, 2016. We expect our role as program administrator will continue for several years after the termination of the program.
Under our arrangement with Treasury, Treasury has agreed to compensate us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We expect we will have received an aggregate of approximately $425 million from Treasury for our work as program administrator from 2009 through 2015, as well as an additional amount of approximately $115 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. We expect to continue to receive reimbursements from Treasury for our work as program administrator for HAMP and other initiatives under the Making Home Affordable Program in future years, even after the termination of HAMP, through the completion of our role as program administrator.

In January 2015, we announced an additional borrower “pay for performance” incentive of $5,000 for Fannie Mae borrowers whose loans have been modified under HAMP and who remain in good standing in year six of the modification. Treasury is funding certain of these borrower “pay for performance” incentives from the Troubled Asset Relief Program.
Treasury Housing Finance Agency Initiative
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac that established terms under which we, Freddie Mac and Treasury would provide assistance to state and local housing finance agencies (“HFAs”) so that the HFAs could continue to meet their mission of providing affordable financing for both single-family and multifamily housing. Pursuant to this HFA initiative, we, Freddie Mac and Treasury have provided assistance to the HFAs through two primary programs: a temporary credit and liquidity facilities (“TCLF”) program, which was intended to improve the HFAs’ access to liquidity for outstanding HFA bonds, and a new issue bond (“NIB”) program, which was intended to support new lending by the HFAs. We entered into various agreements in 2009 to implement these HFA assistance programs, including several to which Treasury is a party. Pursuant to the TCLF program, Treasury purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs, which facilities created a credit and liquidity backstop for the HFAs. Pursuant to the NIB program, Treasury purchased new securities issued and guaranteed by us and Freddie Mac, which are backed by new housing bonds issued by the HFAs.
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
We and Freddie Mac have administered these programs on a coordinated basis. We issued temporary credit and liquidity facilities and securities backed by HFA bonds on a 50-50 pro rata basis with Freddie Mac under these programs. Treasury bears the initial losses of principal under the NIB program up to 35% of total original principal on a program-wide basis, and thereafter we and Freddie Mac each bear the losses of principal that are attributable to our own portion of the securities that we have issued. Treasury also bears any losses of unpaid interest under NIB program. As of December 31, 2015, there had been no losses of principal or interest under the TCLF program or the NIB program.
The amounts outstanding under these programs have decreased over time as liquidity facilities under the TCLF program were replaced by the HFAs and as principal payments were received on the mortgage loans financed by the NIB program. As of December 31, 2015, no amount remained outstanding under the TCLF program, which ended as scheduled during 2015. The total unpaid principal amount outstanding under the NIB program for both Fannie Mae and Freddie Mac as of December 31, 2015 was $7.5 billion, which is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, as of December 31, 2015, we no longer had a potential risk of loss under either the TCLF program or under the NIB program.
Temporary Payroll Tax Cut Continuation Act of 2011
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. We paid $1.6 billion to Treasury in 2015 for our obligations under the TCCA, and as of December 31, 2015 our liability to Treasury for TCCA-related guaranty fees for the fourth quarter of 2015 was $429 million.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. In November 2008, FHFA suspended this requirement and directed us to not set aside or allocate funds until further notice. In December 2014, FHFA terminated this suspension and directed us to begin making contributions to the funds. Based on

FHFA’s directive and the amount of our new business purchases in 2015, we expect to make our first payment of $217 million to the funds on or before February 29, 2016. Pursuant to the GSE Act and directions from FHFA, we expect to pay $54 million of this amount to Treasury’s HOPE Fund, $57 million to Treasury’s Capital Magnet Fund and $106 million to HUD’s Housing Trust Fund. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Affordable Housing Allocations” for more information regarding the GSE Act’s affordable housing allocation requirements.
Transactions involving The Integral Group LLC
Egbert L. J. Perry, who is the Chairman of our Board and who has been a member of our Board since December 2008, is the Chairman, Chief Executive Officer and controlling member of The Integral Group LLC, referred to as Integral. Prior to Mr. Perry joining our Board, our Multifamily business made indirect investments over a number of years in certain limited partnerships or limited liability companies that are controlled and managed by entities affiliated with Integral, in the capacity of general partner or managing member, as the case may be. These limited partnerships or limited liability companies are referred to as the Integral Property Partnerships. The Integral Property Partnerships own and manage LIHTC properties. We also hold multifamily mortgage loans made to borrowing entities sponsored by Integral. We believe that Mr. Perry has no material direct or indirect interest in these transactions, and therefore disclosure of these transactions in this report is not required pursuant to Item 404 of Regulation S-K. In addition, as described in “Director Independence—Our Board of Directors” below, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.
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
Independence Standards
Under the standards of independence adopted by our Board, which meet the independence requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), an “independent director” must be determined to have no material relationship with us, either directly or through an organization that has a material relationship with us. A relationship is “material” if, in the judgment of the Board, it would interfere with the director’s independent judgment. The Board did not consider the Board’s duties to the conservator, together with the federal government’s controlling beneficial ownership of Fannie Mae, in determining independence of the Board members.
In addition, under FHFA’s corporate governance regulations, both our Audit Committee and our Compensation Committee are required to be in compliance with the NYSE’s listing requirements for these committees, under which committee members must meet additional, heightened independence criteria. Our own independence standards require all independent directors to meet the criteria for Audit Committee members.
To assist it in determining whether a director is independent, our Board has adopted the standards set forth below, which are posted on our website, www.fanniemae.com, under “Governance” in the “About Us” section of our website:

•	A director will not be considered independent if, within the preceding three years:

•	the director was our employee; or

•	an immediate family member of the director was employed by us as an executive officer.

•	A director will not be considered independent if:

•
the director is a current partner or employee of our external auditor, or within the preceding three years, was (but is no longer) a partner or employee of our external auditor and personally worked on our audit within that time; or

•
an immediate family member of the director is a current partner of our external auditor, or is a current employee of our external auditor and personally works on Fannie Mae’s audit, or, within the preceding three years, was (but is no longer) a partner or employee of our external auditor and personally worked on our audit within that time.

•	A director will not be considered independent if, within the preceding three years:

•	the director was employed by a company at a time when one of our current executive officers sat on that company’s compensation committee; or

•	an immediate family member of the director was employed as an officer by a company at a time when one of our current executive officers sat on that company’s compensation committee.

•	A director will not be considered independent if, within the preceding three years:

•	the director received any compensation from us, directly or indirectly, other than fees for service as a director; or

•	an immediate family member of the director received any compensation from us, directly or indirectly, other than compensation received for service as our employee (other than an executive officer).

•	A director will not be considered independent if:

•
the director is a current executive officer, employee, controlling stockholder or partner of a company or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding three years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater; or

•
an immediate family member of the director is a current executive officer of a company or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding three years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater.

•
A director will not be considered independent if the director or the director’s spouse is an executive officer, employee, director or trustee of a nonprofit organization to which we make or have made contributions within the preceding three years that, in a single year, were in excess of the greater of 2% of the organization’s consolidated gross annual revenues or $1 million.

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
Our Board of Directors
Our Board of Directors, with the assistance of the Nominating & Corporate Governance Committee, reviewed the independence of all Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board contained in our Corporate Governance Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our non-employee directors meet the director independence standards of our Guidelines and the NYSE, and that each of the following eleven directors is independent: Egbert L. J. Perry, Amy E. Alving, William Thomas Forrester, Hugh R. Frater, Brenda J. Gaines, Renee L. Glover, Frederick B. Harvey III, Robert H. Herz, Diane C. Nordin, Jonathan Plutzik and David H. Sidwell. In January 2015, our Board of Directors also determined that Charlynn Goins, who served as a member of our Board until September 2015, met our director independence standards.
In determining the independence of each of these Board members, the Board of Directors considered the following relationships in addition to those addressed by the standards contained in our Guidelines as set forth above:

•
Certain of these Board members and an immediate family member of another Board member serve as directors or advisory Board members of other companies that engage in business with Fannie Mae. In each of these cases, the Board members and the immediate family member are currently only directors or advisory Board members of these other companies. In one case, prior to joining Fannie Mae’s Board of Directors a director served as an executive officer of, and then as Chairman of and a consultant to, a company that engages in business with Fannie Mae. In most instances, the payments made by or to Fannie Mae pursuant to these relationships during the past three years were determined to fall below our Guidelines’ thresholds of materiality for a Board member that is a current executive officer, employee, controlling shareholder or partner of a company engaged in business with Fannie Mae. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

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

•
Certain of these Board members serve as directors of other companies that hold Fannie Mae fixed income securities or control entities that direct investments in such securities. It is not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed income securities as all payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. Each director has confirmed that the transactions by these other companies in Fannie Mae fixed income securities are entered into in the ordinary course of business of these companies and are not entered into at the direction of, or upon approval by, the director in his capacity as a director of these companies. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
Mr. Perry is an executive officer and majority member of The Integral Group LLC, which has had multiple indirect business relationships with Fannie Mae during the past three years. These business relationships include the following:

•
Since 2006, Fannie Mae has held six multifamily mortgage loans made to six borrowing entities sponsored by Integral. During 2014, Integral paid off four of these loans, and only two remain. In each case, Integral participates in the borrowing entity as a general partner of the limited partnership, or as a managing member of the limited liability company, as the case may be, and holds a 0.01% economic interest in such entity. The aggregate unpaid principal balance of the remaining loans as of December 31, 2015 constituted approximately 2% of Integral’s total debt outstanding. The borrowing entities have made interest payments on these loans. The total amount of these interest payments did not exceed $1 million in any of the last three years.

•
Fannie Mae has invested as a limited partner or member in certain LIHTC funds that in turn have invested as a limited partner or member in various Integral Property Partnerships, which are lower-tier project partnerships or limited liability companies that own LIHTC properties. Integral participates indirectly as a member or the general partner of the Integral Property Partnerships (each a “Project General Partner”). The Integral Property Partnerships construct, develop and manage housing projects, a portion of which includes affordable housing units. Each Project General Partner and its affiliates earn certain fees each year in connection with those project activities, and such fees are paid from income generated by the project (other than certain developer fees paid from development sources). Fannie Mae’s indirect investments in the Integral Property Partnerships, through the LIHTC funds, have not resulted in any direct payments by Fannie Mae to any Project General Partner or its affiliates, including Integral. Fannie Mae’s indirect equity investment in the Integral Property Partnerships as of December 31, 2015 constituted approximately 1% of the total capitalization and approximately 3% of the total equity in all of the Integral Property Partnerships.

The aggregate debt service and other required payments made, directly and indirectly, to or on behalf of Fannie Mae pursuant to these relationships with Integral for each of the past three years fall below our Guidelines’ thresholds of materiality for a Board member who is a current executive officer, employee, controlling shareholder or partner of a company that engages in business with Fannie Mae. In addition, as a limited partner or member in the LIHTC funds, which in turn are limited partners in the Integral Property Partnerships, Fannie Mae has no direct dealings with Integral or Mr. Perry and has not been involved in the management of the Integral Property Partnerships. Mr. Perry also was not generally aware of the identity of the limited partners or members of the LIHTC funds, as Integral sells the partnership or LLC interests to syndicators who, in turn, syndicate these interests to limited partners or members of their choosing. Further, Integral has not accepted additional equity investments from Fannie Mae since Mr. Perry joined the Board. Mr. Perry has informed Fannie Mae that Integral does not intend to seek debt financing specifically to be purchased by Fannie Mae. Based on the foregoing, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.

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
Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2015 and 2014. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the PCAOB and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP, including audit fees.

	For the Year Ended December 31,
	2015	2014
Description of fees:
Audit fees	$34,624,000	$33,300,000
Audit-related fees(1)	249,000	247,000
Tax fees	35,000	—
Total fees	$34,908,000	$33,547,000
__________

(1)	Consists of fees billed for attest-related services on debt offerings and compliance with the covenants in the senior preferred stock purchase agreement with Treasury.
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
In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2015 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chairman, Mr. Forrester, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche outside of the scope of the integrated audit must be approved by the conservator.
In 2015, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

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
Date: February 19, 2016

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

Signature	Title	Date

/s/ Egbert L. J. Perry	Chairman of the Board of Directors	February 19, 2016
Egbert L. J. Perry

/s/ Timothy J. Mayopoulos	President and Chief Executive Officer	February 19, 2016
Timothy J. Mayopoulos	and Director

/s/ David C. Benson	Executive Vice President and	February 19, 2016
David C. Benson	Chief Financial Officer

/s/ Gregory A. Fink	Senior Vice President and Controller	February 19, 2016
Gregory A. Fink

/s/ Amy E. Alving	Director	February 19, 2016
Amy E. Alving

Signature	Title	Date

/s/ William Thomas Forrester	Director	February 19, 2016
William Thomas Forrester

/s/ Hugh R. Frater	Director	February 19, 2016
Hugh R. Frater

/s/ Brenda J. Gaines	Director	February 19, 2016
Brenda J. Gaines

/s/ Renee L. Glover	Director	February 19, 2016
Renee L. Glover

/s/ Frederick B. Harvey III	Director	February 19, 2016
Frederick B. Harvey III

/s/ Robert H. Herz	Director	February 19, 2016
Robert H. Herz

/s/ Diane C. Nordin	Director	February 19, 2016
Diane C. Nordin

/s/ Jonathan Plutzik	Director	February 19, 2016
Jonathan Plutzik

/s/ David H. Sidwell	Director	February 19, 2016
David H. Sidwell

INDEX TO EXHIBITS

Item	Description
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

10.4
Amendment to Fannie Mae Stock Compensation Plan of 2003, as amended, for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.28 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

10.5
2009 Amendment to Fannie Mae Stock Compensation Plans of 1993 and 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140), filed November 5, 2009.)

10.6
Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended June 30, 2008, filed August 8, 2008.)

10.7
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective October 8, 2008† (Incorporated by reference to Exhibit 10.32 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2008, filed February 26, 2009.)

10.8
Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective May 14, 2010† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended June 30, 2010, filed August 5, 2010.)

Item	Description
10.9
Amendment to Fannie Mae Supplemental Retirement Savings plan for 2012 Executive Compensation Program, adopted May 18, 2012† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2012, filed August 8, 2012.)

10.10
Amendment, effective July 1, 2013, to Fannie Mae Supplemental Retirement Savings Plan† (Incorporated by reference to Exhibit 10.4 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended September 30, 2013, filed November 7, 2013.)

10.11
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

10.12
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

10.13
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

10.14
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

10.15
Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010.)

10.16
Letter Agreement between Timothy J. Mayopoulos and Fannie Mae, effective as of June 18, 2012† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 000-50231), filed June 5, 2012.)

10.17
Memorandum of Understanding among the Department of the Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K (Commission file number 001-34140), filed October 23, 2009.)

10.18
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

12.1	Statement re: computation of ratio of earnings to fixed charges
12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends and issuance cost at redemption
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Labels*

Item	Description
101. PRE	XBRL Taxonomy Extension Presentation*
__________

†	This Exhibit is a management contract or compensatory plan or arrangement.

*	The financial information contained in these XBRL documents is unaudited.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities (in conservatorship) as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2016, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 19, 2016

FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$14,674	$22,023
Restricted cash (includes $25,865 and $27,515, respectively, related to consolidated trusts)	30,879	32,542
Federal funds sold and securities purchased under agreements to resell or similar arrangements	27,350	30,950
Investments in securities:
Trading, at fair value	39,908	31,504
Available-for-sale, at fair value (includes $285 and $596, respectively, related to consolidated trusts)	20,230	30,654
Total investments in securities	60,138	62,158
Mortgage loans:
Loans held for sale, at lower of cost or fair value	5,361	331
Loans held for investment, at amortized cost:
Of Fannie Mae	233,054	272,360
Of consolidated trusts	2,809,180	2,782,344
Total loans held for investment (includes $14,075 and $15,629, respectively, at fair value)	3,042,234	3,054,704
Allowance for loan losses	(27,951)	(35,541)
Total loans held for investment, net of allowance	3,014,283	3,019,163
Total mortgage loans	3,019,644	3,019,494
Deferred tax assets, net	37,187	42,206
Accrued interest receivable, net (includes $6,974 and $7,169, respectively, related to consolidated trusts)	7,726	8,193
Acquired property, net	6,766	10,618
Other assets	17,553	19,992
Total assets	$3,221,917	$3,248,176
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,194 and $8,282, respectively, related to consolidated trusts)	$9,794	$10,232
Debt:
Of Fannie Mae (includes $11,133 and $6,403, respectively, at fair value)	386,135	460,443
Of consolidated trusts (includes $23,609 and $19,483, respectively, at fair value)	2,811,536	2,761,712
Other liabilities (includes $448 and $503, respectively, related to consolidated trusts)	10,393	12,069
Total liabilities	3,217,858	3,244,456
Commitments and contingencies (Note 18)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized— 555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,082,750 shares outstanding	687	687
Accumulated deficit	(126,942)	(127,618)
Accumulated other comprehensive income	1,407	1,733
Treasury stock, at cost, 150,679,953 shares	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	4,030	3,680
Noncontrolling interest	29	40
Total equity (See Note 1: Senior Preferred Stock and Warrant Issued to Treasury and Earnings (Loss) per Share for information on our dividend obligation to Treasury)	4,059	3,720
Total liabilities and equity	$3,221,917	$3,248,176

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Interest income:
Trading securities	$444	$553	$779
Available-for-sale securities	1,156	1,622	2,357
Mortgage loans (includes $97,971, $101,835 and $101,448, respectively, related to consolidated trusts)	107,699	112,120	114,238
Other	143	110	175
Total interest income	109,442	114,405	117,549
Interest expense:
Short-term debt	146	94	131
Long-term debt (includes $80,326, $85,835 and $84,751, respectively, related to consolidated trusts)	87,887	94,343	95,014
Total interest expense	88,033	94,437	95,145
Net interest income	21,409	19,968	22,404
Benefit for credit losses	795	3,964	8,949
Net interest income after benefit for credit losses	22,204	23,932	31,353
Investment gains, net	1,336	936	1,127
Fair value gains (losses), net	(1,767)	(4,833)	2,959
Fee and other income	1,348	5,887	3,930
Non-interest income	917	1,990	8,016
Administrative expenses:
Salaries and employee benefits	1,319	1,321	1,218
Professional services	984	1,076	910
Occupancy expenses	182	203	189
Other administrative expenses	565	177	228
Total administrative expenses	3,050	2,777	2,545
Foreclosed property expense (income)	1,629	142	(2,839)
Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) fees	1,621	1,375	1,001
Other expenses, net	613	478	95
Total expenses	6,913	4,772	802
Income before federal income taxes	16,208	21,150	38,567
Benefit (provision) for federal income taxes	(5,253)	(6,941)	45,415
Net income	10,955	14,209	83,982
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(763)	494	693
Other	437	36	126
Total other comprehensive income (loss)	(326)	530	819
Total comprehensive income	10,629	14,739	84,801
Less: Comprehensive income attributable to noncontrolling interest	(1)	(1)	(19)
Total comprehensive income attributable to Fannie Mae	$10,628	$14,738	$84,782
Net income	$10,955	$14,209	$83,982
Less: Net income attributable to noncontrolling interest	(1)	(1)	(19)
Net income attributable to Fannie Mae	$10,954	$14,208	$83,963
Dividends distributed or available for distribution to senior preferred stockholder (Note 11)	(11,216)	(15,323)	(85,419)
Net loss attributable to common stockholders (Note 11)	$(262)	$(1,115)	$(1,456)
Loss per share: Basic and Diluted	$(0.05)	$(0.19)	$(0.25)
Weighted-average common shares outstanding: Basic and Diluted	5,762	5,762	5,762

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows provided by (used in) operating activities:
Net income	$10,955	$14,209	$83,982
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization of cost basis adjustments	(6,298)	(4,265)	(5,104)
Benefit for credit losses	(795)	(3,964)	(8,949)
Valuation gains	(510)	(2,159)	(2)
Current and deferred federal income taxes	4,083	4,126	(47,766)
Net change in trading securities	(10,153)	(2,666)	1,575
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(3,055)	(4,510)	(6,024)
Other, net	(900)	(2,109)	(4,809)
Net cash provided by (used in) operating activities	(6,673)	(1,338)	12,903
Cash flows provided by investing activities:
Purchases of trading securities held for investment	—	—	(7,521)
Proceeds from maturities and paydowns of trading securities held for investment	768	1,358	2,491
Proceeds from sales of trading securities held for investment	1,104	1,668	14,585
Proceeds from maturities and paydowns of available-for-sale securities	4,394	5,853	10,116
Proceeds from sales of available-for-sale securities	8,249	3,265	15,497
Purchases of loans held for investment	(187,194)	(132,650)	(195,386)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	25,776	24,840	47,628
Proceeds from sales of loans acquired as held for investment of Fannie Mae	3,196	1,879	1,247
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	484,230	388,348	631,088
Net change in restricted cash	1,663	(3,547)	38,924
Advances to lenders	(118,746)	(100,045)	(139,162)
Proceeds from disposition of acquired property and preforeclosure sales	20,757	25,476	38,349
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	3,600	8,025	(6,475)
Other, net	527	197	1,373
Net cash provided by investing activities	248,324	224,667	452,754
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	443,371	380,282	372,361
Payments to redeem debt of Fannie Mae	(518,575)	(450,140)	(459,745)
Proceeds from issuance of debt of consolidated trusts	347,614	275,353	409,979
Payments to redeem debt of consolidated trusts	(511,158)	(405,505)	(707,544)
Payments of cash dividends on senior preferred stock to Treasury	(10,278)	(20,594)	(82,452)
Other, net	26	70	(145)
Net cash used in financing activities	(249,000)	(220,534)	(467,546)
Net increase (decrease) in cash and cash equivalents	(7,349)	2,795	(1,889)
Cash and cash equivalents at beginning of period	22,023	19,228	21,117
Cash and cash equivalents at end of period	$14,674	$22,023	$19,228
Cash paid during the period for:
Interest	$104,928	$108,667	$109,240
Income taxes	1,170	2,815	2,350
Non-cash activities:
Net mortgage loans acquired by assuming debt	$220,168	$190,151	$433,007
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	175,104	113,611	179,097
Transfers from advances to lenders to loans held for investment of consolidated trusts	114,851	93,909	137,074
Net transfers from mortgage loans to acquired property	17,534	24,742	34,024
Transfers of mortgage loans from held for investment to held for sale	8,601	2,194	1,341

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non Controlling Interest	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2012	1	556	1,158	$117,149	$19,130	$687	$(122,766)	$384	$(7,401)	$41	$7,224
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	(10)	(10)
Comprehensive income:
Net income	—	—	—	—	—	—	83,963	—	—	19	83,982
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $529)	—	—	—	—	—	—	—	983	—	—	983
Reclassification adjustment for gains included in net income (net of tax of $157)	—	—	—	—	—	—	—	(290)	—	—	(290)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $68)	—	—	—	—	—	—	—	126	—	—	126
Total comprehensive income											84,801
Senior preferred stock dividends	—	—	—	—	—	—	(82,452)	—	—	—	(82,452)
Other	—	—	—	—	—	—	28	—	—	—	28
Balance as of December 31, 2013	1	556	1,158	117,149	19,130	687	(121,227)	1,203	(7,401)	50	9,591
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	(11)	(11)
Comprehensive income:
Net income	—	—	—	—	—	—	14,208	—	—	1	14,209
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $389)	—	—	—	—	—	—	—	722	—	—	722
Reclassification adjustment for gains included in net income (net of tax of $123)	—	—	—	—	—	—	—	(228)	—	—	(228)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $20)	—	—	—	—	—	—	—	36	—	—	36
Total comprehensive income											14,739
Senior preferred stock dividends	—	—	—	—	—	—	(20,594)	—	—	—	(20,594)
Other	—	—	—	—	—	—	(5)	—	—	—	(5)
Balance as of December 31, 2014	1	556	1,158	117,149	19,130	687	(127,618)	1,733	(7,401)	40	3,720
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	(12)	(12)
Comprehensive income:
Net income	—	—	—	—	—	—	10,954	—	—	1	10,955
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $151)	—	—	—	—	—	—	—	(280)	—	—	(280)
Reclassification adjustment for gains included in net income (net of tax of $253)	—	—	—	—	—	—	—	(483)	—	—	(483)
Prior service cost and actuarial losses, net of amortization for defined benefit plans and other, net of tax	—	—	—	—	—	—	—	437	—	—	437
Total comprehensive income											10,629
Senior preferred stock dividends	—	—	—	—	—	—	(10,278)	—	—	—	(10,278)
Balance as of December 31, 2015	1	556	1,158	$117,149	$19,130	$687	$(126,942)	$1,407	$(7,401)	$29	$4,059

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
Neither the conservatorship nor the terms of our agreements with Treasury change our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations. FHFA issued a rule establishing a framework for conservatorship and receivership operations for the GSEs, which became effective in 2011. The rule established procedures for conservatorship and receivership, and priorities of claims for contract parties and other claimants. This rule is part of FHFA’s implementation of the powers provided by the GSE Act.
The conservatorship has no specified termination date and there continues to be significant uncertainty regarding our future, including how long we will continue to exist in our current form, the extent of our role in the market, how long we will be in conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated and whether we will continue to exist following conservatorship. Under

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us into receivership at his discretion at any time for other reasons set forth in the GSE Act, including if we are critically undercapitalized or if we are undercapitalized and have no reasonable prospect of becoming adequately capitalized. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. We are not aware of any plans of FHFA to fundamentally change our business model or capital structure in the near term.
Senior Preferred Stock and Warrant Issued to Treasury
Senior Preferred Stock
On September 7, 2008, we, through FHFA in its capacity as conservator, entered into a senior preferred stock purchase agreement with Treasury. This agreement was amended and restated on September 26, 2008. The amended and restated agreement was subsequently amended on May 6, 2009, December 24, 2009 and August 17, 2012.
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. As of December 31, 2015 and 2014, we have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of December 31, 2015. As of December 31, 2015, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
In August 2012, we, through FHFA acting on our behalf in its capacity as conservator, entered into an amendment to the senior preferred stock purchase agreement with Treasury. The amendment included, among other things, the following revisions:

•
Dividends. The method for calculating the amount of dividends we are required to pay Treasury on the senior preferred stock changed as of January 1, 2013. Effective January 1, 2013, when, as and if declared, the amount of dividends payable on the senior preferred stock for a dividend period is determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. If our net worth does not exceed the applicable capital reserve amount as of the end of a fiscal quarter, then no dividend amount will accrue or be payable for the applicable dividend period. The capital reserve amount was $2.4 billion and $1.8 billion for dividend periods in 2014 and 2015, respectively, decreased to $1.2 billion for dividend periods in 2016, and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period thereafter, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

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
On December 31, 2015, we paid Treasury a dividend of $2.2 billion based on our net worth of $4.0 billion as of September 30, 2015, less the applicable capital reserve of $1.8 billion. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend of $2.9 billion by March 31, 2016 based on our net worth of $4.1 billion as of December 31, 2015, less the applicable capital reserve of $1.2 billion.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrant Issued to Treasury
On September 7, 2008, we issued a warrant to Treasury giving it the right to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date Treasury exercises the warrant. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted loss per share. The weighted-average shares of common stock outstanding for 2015, 2014 and 2013 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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
In 2011, the Administration released a report to Congress on ending the conservatorships of the GSEs and reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In 2013, the White House released a paper confirming that a core principle of the Administration’s housing policy priorities is to wind down Fannie Mae and Freddie Mac through a responsible transition. In 2015, the White House reaffirmed the Administration’s view that housing finance reform should include ending Fannie Mae and Freddie Mac’s business model.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ consolidated financial statements.
Changes in Accounting Principle—Nonaccrual Loans
Effective January 1, 2015, we changed our policy for the treatment of interest previously accrued but not collected at the date both single-family and multifamily loans are placed on nonaccrual status. Specifically, interest previously accrued but not

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

collected is reversed through interest income at the date a loan is placed on nonaccrual status. Previously, when a loan was placed on nonaccrual status, interest previously accrued but not collected became part of each loan’s recorded investment and was reviewed either individually or collectively for impairment.
We also changed our policy for when a non-modified single-family loan is returned to accrual status. Effective January 1, 2015, a non-modified single-family loan is returned to accrual status at the point that the borrower brings the loan current. Previously, a non-modified single-family loan was returned to accrual status at the point that the borrower had made sufficient payments to reduce the delinquency status below our nonaccrual threshold of 60 days past due.
We have concluded that these changes in accounting principle are preferable as we align our nonaccrual policy with industry practice. This alignment increases comparability of our financial statements to these entities, resulting in improved financial reporting.
As these changes to our nonaccrual policy were not material to our financial statements, we wrote off the accrued interest receivable balance on our nonaccrual loans, as well as the corresponding allowance that related to that interest, as an adjustment to the 2015 benefit for credit losses and did not retrospectively adjust our consolidated financial statements for this change.
Change in Accounting Principle—Loans Held for Sale
Effective January 1, 2015, we changed our policy for calculating the lower of cost or fair value adjustment on loans that have been designated as held for sale (“HFS”). Specifically, our lower of cost or fair value calculation is performed at an individual loan level on the date of redesignation, if previously held for investment (“HFI”), and for all subsequent periods in which a loan is classified as HFS. Previously, the initial lower of cost or fair value adjustment on the date of redesignation was calculated at a loan level whereas the subsequent lower of cost or fair value adjustments were calculated at a pool level.
We have concluded that this change in accounting policy is preferable as it aligns the unit of account that is used for both the initial and subsequent lower of cost or fair value measurements on our HFS portfolio. Additionally, by performing the lower of cost or fair value calculation at the loan level, the adjustment is calculated on a more disaggregated basis.
As this change in accounting policy was not material to our financial statements, we recorded the impact of this change in accounting principle as an adjustment to 2015 fair value losses, net and did not retrospectively adjust our consolidated financial statements for this change.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2015, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties. In October 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is also deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $68 million, $71 million and $92 million for the years ended December 31, 2015, 2014 and 2013, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the years ended December 31, 2015, 2014 and 2013, we made tax payments of $1.2 billion, $2.8 billion and $2.4 billion, respectively, to the Internal Revenue Service (“IRS”), a bureau of Treasury. We received a refund of $277 million from the IRS during the year ended December 31, 2015 for income tax adjustments related to tax years 2004 through 2010.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through two primary programs: a temporary credit and liquidity facilities (“TCLF”) program and a new issue bond (“NIB”) program. Treasury bears the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury also bears any losses of unpaid interest under the two programs.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pursuant to the TCLF program, Treasury purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac which created a credit and liquidity backstop for the HFAs. We had no amount outstanding under the TCLF program as of December 31, 2015, which ended as scheduled in July 2015, and therefore no potential risk of loss under the TCLF program. We had $390 million outstanding under the TCLF program, which includes principal and interest, of standby credit and liquidity support as of December 31, 2014.
Pursuant to the NIB program, Treasury purchased new securities issued and guaranteed by us and Freddie Mac, which are backed by new housing bonds issued by the HFAs. We had $3.7 billion and $4.2 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs as of December 31, 2015 and 2014, respectively. As of December 31, 2015, there had been no losses of principal or interest under the NIB program.
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
The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our consolidated statements of operations and comprehensive income. We recognized $1.6 billion, $1.4 billion and $1.0 billion as TCCA fees for the years ended December 31, 2015, 2014 and 2013, respectively. We remitted $1.6 billion, $1.3 billion and $829 million in TCCA-related guaranty fees to Treasury for our quarterly obligations during the years ended December 31, 2015, 2014 and 2013, respectively. For the three months ended December 31, 2015, we have incurred $429 million in TCCA-related guaranty fees that have not been remitted to Treasury.
For the year ended December 31, 2015, we incurred expenses in connection with certain funding obligations under the GSE Act, a portion of which is attributable to Treasury’s Capital Magnet and HOPE Funds. These expenses, recognized in “Other expenses, net” in our consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the year ended December 31, 2015. Pursuant to the GSE Act and directions from FHFA, on or before February 29, 2016, we expect to make payments of $57 million to the Treasury Capital Magnet Fund and $54 million to the Treasury HOPE Fund.
In addition to the transactions with Treasury mentioned above, we also purchase and sell Treasury securities in the normal course of business. As of December 31, 2015 and 2014, we held Treasury securities with a fair value of $29.5 billion and $19.5 billion, respectively, and accrued interest receivable of $15 million and $16 million, respectively. We recognized interest income on these securities held by us of $35 million, $18 million and $28 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Transactions with Freddie Mac
As of December 31, 2015 and 2014, we held Freddie Mac mortgage-related securities with a fair value of $5.6 billion and $6.9 billion, respectively, and accrued interest receivable of $22 million and $26 million, respectively. We recognized interest income on these securities held by us of $226 million, $283 million and $387 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our consolidated statements of operations and comprehensive income, of $112 million, $108 million and $109 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Transactions with CSS
In connection with our jointly owned company with Freddie Mac, for the years ended December 31, 2015 and 2014, we contributed $66 million and $43 million of capital into CSS, respectively. No other transactions outside of normal business activities have occurred between us and Freddie Mac during the years ended December 31, 2015, 2014 or 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In April 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”), which prescribes, among other things, classification of loans by risk category and provides guidance on when a loan should be charged off. The provisions of the Advisory Bulletin led us to re-evaluate our estimate of when a loan is deemed uncollectible. For the vast majority of our delinquent single-family loans, we charge off the loan at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale). For a subset of delinquent loans deemed to be uncollectible prior to foreclosure based upon our historical data, we charge off the portion of the loan (including preforeclosure property taxes and insurance receivable that pertain to such loans) deemed to be uncollectible prior to the date of foreclosure or other liquidation event, which given our current credit analytics and historical data, is when the loans are excessively delinquent and the outstanding loan balance exceeds the fair value of the underlying property. This change in estimate resulted in the recognition on January 1, 2015 of (1) $1.8 billion in charge-offs of HFI loans, (2) $724 million in charge-offs of preforeclosure property taxes and insurance receivable and (3) a reduction to our allowance for loan losses and our allowance for preforeclosure property taxes and insurance receivable in amounts equal to charge-offs recognized in connection with HFI loans and preforeclosure property taxes and insurance receivable. We continue to enhance our data collection and analysis efforts to further refine our loss estimates as we obtain incremental information on the performance of our loans.
In 2014, we updated the assumptions used to estimate cash flows for individually impaired single-family loans within our allowance for loan losses. This update resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $600 million. In 2013, we updated the assumptions and data used to estimate our allowance for loan losses for individually impaired single-family loans based on current observable performance trends as well as future expectations of payment behavior. This update resulted in a decrease to our allowance for loan losses and an incremental benefit for credit losses of approximately $2.2 billion.
In 2013, we concluded that it was more likely than not that our deferred tax assets, except the deferred tax assets relating to capital loss carryforwards, would be realized. This conclusion was based upon significant positive evidence of our ability to generate sufficient taxable income and utilize our net operating loss carryforwards. As a result, we released the valuation allowance on our deferred tax assets as of March 31, 2013, except for amounts that were expected to be released against income before federal income taxes for the remainder of the year. The release of the valuation allowance resulted in the recognition of $58.3 billion in benefit for income taxes in our consolidated statements of operations and comprehensive income in 2013.
Principles of Consolidation
Our consolidated financial statements include our accounts as well as the accounts of the other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in entities through arrangements that do not involve voting interests, such as a VIE.
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
Measurement of Consolidated Assets and Liabilities
When we are the transferor of assets into a VIE that we consolidate at the time of the transfer, we continue to recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if we had not transferred them, and no gain or loss is recognized. For all other VIEs that we consolidate (that is, those for which we are not the transferor), we recognize the assets and liabilities of the VIE in our consolidated financial statements at fair value, and we recognize a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests, and (2) the net amount of the fair value of the assets and liabilities consolidated. However, for the securitization trusts established under our lender swap program, no gain or loss is recognized if the trust is consolidated at formation as there is no difference in the respective fair value of (1) and (2) above. We record gains or losses that are associated with the consolidation of VIEs as “Investment gains, net” in our consolidated statements of operations and comprehensive income.
If we cease to be deemed the primary beneficiary of a VIE, we deconsolidate the VIE. We use fair value to measure the initial cost basis for any retained interests that are recorded upon the deconsolidation of a VIE. Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded as “Investment gains, net” in our consolidated statements of operations and comprehensive income.
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
When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. The difference between the carrying basis of the assets transferred and the fair value of the proceeds from the sale is recorded as a component of “Investment gains, net” in our consolidated statements of operations and comprehensive income. Retained interests are primarily derived from transfers associated with our portfolio securitizations in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the Fannie Mae MBS included in the “Investments in Securities” section of this note.
We enter into repurchase agreements that involve contemporaneous trades to purchase and sell securities. These transactions are accounted for as secured financings since the transferor has not relinquished control over the transferred assets. These transactions are reported as securities purchased under agreements to resell and securities sold under agreements to repurchase in our consolidated balance sheets except for securities purchased under agreements to resell on an overnight basis, which are included in cash and cash equivalents in our consolidated balance sheets.
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
In the presentation of our consolidated statements of cash flows, we present cash flows from derivatives that do not contain financing elements and mortgage loans held for sale at acquisition as operating activities. We present cash flows from federal funds sold and securities purchased under agreements to resell or similar arrangements as investing activities and cash flows from federal funds purchased and securities sold under agreements to repurchase as financing activities. We classify cash flows from trading securities based on their nature and purpose. Effective January 1, 2014, we classify all cash flows from trading securities (U.S. Treasury securities and mortgage-related securities purchased subsequent to December 31, 2013) as operating activities as we do not intend to hold the securities for investment. We classify cash flows from mortgage-related trading securities purchased prior to January 1, 2014 that we intend to hold for investment as investing activities.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Investments in Securities
Securities Classified as Available-for-Sale or Trading
We classify and account for our securities as either available-for-sale (“AFS”) or trading. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains, net” in our consolidated statements of operations and comprehensive income. We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. We include interest and dividends on securities in our consolidated statements of operations and comprehensive income. Interest income includes the amortization of cost basis adjustments, including premiums and discounts, recognized as a yield adjustment using the interest method over the contractual term of the security. When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities. As of December 31, 2015, we did not have any securities classified as held-to-maturity, although we may elect to do so in the future.
Fannie Mae MBS included in “Investments in securities”
When we own Fannie Mae MBS issued by unconsolidated trusts, we do not derecognize any components of the guaranty assets, guaranty obligations, or any other outstanding recorded amounts associated with the guaranty transaction because our contractual obligation to the MBS trust remains in force until the trust is liquidated. We determine the fair value of Fannie Mae MBS based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. We disclose the aggregate amount of Fannie Mae MBS held as “Investments in securities” in our consolidated balance sheets. The unamortized obligation to stand ready to perform over the term of our guaranty and any incurred credit losses that relate to Fannie Mae MBS held as “Investments in securities” is included in “Other liabilities.” Upon subsequent sale of a Fannie Mae MBS, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting as prior to the sale of Fannie Mae MBS, as no new assets were retained and no new liabilities have been assumed upon the subsequent sale. The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $488 million and $797 million as of December 31, 2015 and 2014, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
Other-Than-Temporary Impairment of Debt Securities
We evaluate AFS securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. OTTI is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. In such cases, we recognize in “Investment gains, net” in our consolidated statements of operations and comprehensive income the entire difference between the amortized cost basis of the security and its fair value. OTTI is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend to sell the security or it is not more likely than not we will be required to sell the security before recovery. We separate the difference between the amortized cost basis of the security and its fair value

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

into the amount representing the credit loss, which we recognize in “Investment gains, net” in our consolidated statements of operations and comprehensive income, and the amount related to all other factors, which we recognize in “Other comprehensive income (loss),” net of taxes.
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
In periods after we recognize OTTI of debt securities, we use the prospective interest method to recognize interest income. Under the prospective interest method, we calculate a new effective yield for subsequent recognition of interest income and measurement of impairment when we determine that there has been a significant increase in expected or actual cash flows. We consider a significant increase in cash flows to be at least a 10% increase over two consecutive quarters of the expected or actual cash flows. We calculate the new effective yield by using the new cost basis and the significantly increased actual or expected cash flows.
Mortgage Loans
Loans Held for Sale
When we acquire mortgage loans that we intend to sell or securitize via trusts that will not be consolidated, we classify the loans as HFS. We report HFS loans at the lower of cost or fair value. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment gains, net” in our consolidated statements of operations and comprehensive income. We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Purchased premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any lower of cost or fair value adjustment on HFS loans at an individual loan level.
In the event that we reclassify HFI loans to HFS loans, we record the loans at lower of cost or fair value on the date of reclassification. We recognize any lower of cost or fair value adjustment recognized upon reclassification through the provision for credit losses.
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
Nonaccrual Loans
We discontinue accruing interest on loans when we believe collectibility of principal or interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Interest previously accrued but not collected is reversed through interest income at the date a loan is placed on nonaccrual status. We return a non-modified single-family loan to accrual status at the point that the borrower brings the loan current. We return a modified single-family loans to accrual status at the point that the borrower successfully makes all required payments during the trial period (generally three to four months) and the modification is made permanent. We place a multifamily loan on nonaccrual status when the loan becomes three months

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or more past due according to its contractual terms or is deemed to be individually impaired, unless the loan is well secured such that collectibility of principal and accrued interest is reasonably assured. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan or we otherwise determine that the loan is well secured such that collectibility is reasonably assured.
Restructured Loans
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). Our loss mitigation programs primarily include modifications that result in the capitalization of past due amounts in combination with interest rate reductions and/or the extension of the loan’s maturity date. Such restructurings are granted to borrowers in financial difficulty on either a permanent or contingent basis, as in the case of modifications with a trial period. We consider these types of loan restructurings to be TDRs.
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
Allowance for Loan Losses and Reserve for Guaranty Losses
Our allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our allowance for loan losses, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and any applicable cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record charge-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible, upon the redesignation of nonperforming loans from HFI to HFS and pursuant to the charge-off provisions of the Advisory Bulletin.
The reserve for guaranty losses is a liability account which is a component of “Other liabilities” in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS and our agreements to purchase credit-impaired loans from lenders under the terms of our long-term standby commitments. As a result, the reserve for guaranty losses considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. The reserve for guaranty losses was $639 million and $1.2 billion as of December 31, 2015 and 2014, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recognize incurred losses by recording a charge to the provision for guaranty losses, which is a component of “Benefit for credit losses,” in our consolidated statements of operations and comprehensive income.
Single-Family Loans
We recognize credit losses related to groups of similar single-family HFI loans that are not individually impaired when (1) available information as of each balance sheet date indicates that it is probable a loss has occurred and (2) the amount of the loss can be reasonably estimated. We aggregate such loans, based on similar risk characteristics, for purposes of estimating incurred credit losses and establish a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate. The estimate takes into account multiple factors which include but are not limited to origination year, loan product type, mark-to-market loan-to-value (“LTV”) ratio, and delinquency status. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. In determining our collective reserve, we base our allowance methodology on historical events and trends, such as loss severity (in event of default), default rates, and recoveries from mortgage insurance contracts and other credit enhancements that provide loan level loss coverage and are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction. We use recent regional historical sales and appraisal information, including the sales of our own foreclosed properties, to develop our loss severity estimates for all loan categories. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.
We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record charge-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible, upon the redesignation of nonperforming loans from HFI to HFS and pursuant to the charge-off provisions of the Advisory Bulletin. The excess of a loan’s unpaid principal balance, accrued interest, and any applicable cost basis adjustments (“our total exposure”) over the fair value of the assets is treated as a charge-off loss that is deducted from the allowance for loan losses or reserve for guaranty losses. The amount charged off also considers estimated proceeds from primary mortgage insurance or other credit enhancements that are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction as a recovery of our total exposure, up to the amount of loss recognized as a charge-off. We record additional proceeds from primary mortgage insurance and credit enhancements in excess of our total exposure as a recovery of any forgone contractually past due interest, and then as an offset to the expenses recorded in “Foreclosed property expense (income)” in our consolidated statements of operations and comprehensive income when received.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We categorize loan credit risk based on relevant observable data about a borrower’s ability to pay, including multifamily market economic fundamentals, review of available current borrower financial information, operating statements on the underlying collateral, current debt service coverage ratios (“DSCRs”), historical payment experience, estimates of the current collateral values and other related credit documentation. For each risk category, certain observed default probability and loss severity (in event of default) factors, based on historical performance of loans in the same risk category, are applied against our recorded investment in the loans to determine an appropriate allowance. Such performance data reflect historical delinquencies and charge-offs, as well as loan size. In addition, we consider any credit enhancements such as letters of credit or loss sharing arrangements with our lenders.
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
We classify foreclosed properties as HFS when we intend to sell the property and the following conditions are met at either acquisition or within a relatively short period thereafter: we are actively marketing the property and it is available for immediate sale in its current condition such that the sale is reasonably expected to take place within one year. We report these properties at the lower of their carrying amount or fair value less estimated selling costs. We do not depreciate these properties.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Properties that do not meet the criteria to be classified as HFS are classified as held for use and are recorded in “Other assets” in our consolidated balance sheets. These properties are depreciated and are evaluated for impairment when circumstances indicate that the carrying amount of the property is no longer recoverable.
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
Regular-way securities trades provide for delivery of securities within the time generally established by regulations or conventions in the market in which the trade occurs and are exempt from application of derivative accounting. Commitments to purchase or sell securities that we account for on a trade-date basis are also exempt from the derivative accounting requirements. We record the purchase and sale of an existing security on its trade date when the commitment to purchase or sell the existing security settles within the period of time that is customary in the market in which those trades take place.
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
We evaluate financial instruments that we purchase or issue and other financial and non-financial contracts for embedded derivatives. To identify embedded derivatives that we must account for separately, we determine if: (1) the economic characteristics of the embedded derivative are not clearly and closely related to the economic characteristics of the financial instrument or other contract (i.e., the host contract); (2) the financial instrument or other contract itself is not already measured at fair value with changes in fair value included in earnings; and (3) a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative. If the embedded derivative meets all three of these conditions we elect to carry the hybrid contract in its entirety at fair value with changes in fair value recorded in earnings.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Debt
Our consolidated balance sheets contain debt of Fannie Mae as well as debt of consolidated trusts. We report debt issued by us as “Debt of Fannie Mae” and by consolidated trusts as “Debt of consolidated trusts.” Debt issued by us represents debt that we issue to third parties to fund our general business activities and our credit risk-sharing securities. The debt of consolidated trusts represents the amount of Fannie Mae MBS issued from such trusts which is held by third-party certificateholders and prepayable without penalty at any time. We report deferred items, including premiums, discounts and other cost basis adjustments, as adjustments to the related debt balances in our consolidated balance sheets. We remeasure the carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency into U.S. dollars using foreign exchange spot rates as of the balance sheet dates and report any associated gains or losses as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We recognize the amortization of premiums, discounts and other cost basis adjustments through interest expense using the effective interest method usually over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. We remeasure interest expense for debt denominated in a foreign currency into U.S. dollars using the daily spot rates. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the daily spot rates used to record the interest expense is a foreign currency transaction gain or loss for the period and is recognized as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We account for uncertain tax positions using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation. We then measure the recognized tax benefit based on the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. We recognize interest expense and penalties on unrecognized tax benefits as “Other expenses, net” in our consolidated statements of operations and comprehensive income.
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings (loss) with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). We include in the denominator of our basic EPS computation the weighted-average number of shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury. Diluted EPS includes all the components of basic EPS, plus the dilutive effect of common stock equivalents such as convertible securities and stock options, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. The calculation of income available to common stockholders and EPS is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. However, as a result of our conservatorship status and the terms of the senior preferred stock purchase agreement with Treasury, no amounts are available to distribute as dividends to common or preferred stockholders (other than to Treasury as holder of the senior preferred stock).
Compensatory Fees
We charge our primary servicers a compensatory fee for servicing delays within their control when they fail to comply with our established loss mitigation and foreclosure timelines. Compensatory fees are intended to compensate us for damages attributed to such servicing delays and to emphasize the importance of servicer performance.
We recognize a compensatory fee receivable when the amounts are chargeable per our guidelines and are considered reasonably assured of collection. We subsequently establish a valuation allowance for any amounts we estimate to be uncollectible. If such fees are not reasonably assured of collection, we recognize them on a cash basis when received. The income associated with these fees is recognized as a component of “Foreclosed property expense (income)” in our consolidated statements of operations and comprehensive income.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. During the years ended December 31, 2015, 2014 and 2013, we recognized $21 million, $4.8 billion and $2.2 billion, respectively, in “Fee and other income” in our consolidated statements of operations and comprehensive income resulting from settlement agreements resolving certain lawsuits relating to private-label securities (“PLS”) sold to us.
Employee Retirement Benefits
Our defined benefit pension plans were amended in 2013 to cease the accrual of benefits for all employees and the plans were subsequently terminated, effective December 31, 2013. The additional cost of the termination, including the estimated premium required to purchase annuity contracts, was recognized in “Other comprehensive income (loss)” in our consolidated statements of operations and comprehensive income for 2013.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2015, we settled our defined pension benefit obligations. We transferred plan assets to an annuity provider and distributed lump sum payments to participants based on their elections. We made a cash contribution of $102 million to settle the plans. The actuarial losses of $305 million, previously recorded in “Accumulated other comprehensive income,” were recognized in “Administrative expenses” and the associated tax amounts were recognized in “Provision for federal income taxes” in our consolidated statements of operations and comprehensive income for the year ended December 31, 2015.
New Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The standard outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The following contracts with customers are excluded from the scope of the new standard and will continue to be accounted for under existing guidance: leases, insurance, financial instruments (e.g., receivables, investments, liabilities, debt and derivatives) and guarantees. The new guidance is effective for us on January 1, 2018. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued guidance regarding consolidation of legal entities such as limited partnerships, limited liability corporations and securitization structures. The guidance removes the specialized consolidation model surrounding limited partnerships and similar entities and amends the requirements that such entities must meet to qualify as voting interest entities. In addition, the guidance eliminates certain of the conditions for evaluating whether fees paid to a decision maker or service provider represent a variable interest. The new guidance is effective for us on January 1, 2016. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued guidance which makes limited amendments to the accounting related to the classification and measurement of financial instruments. The new guidance revises the accounting requirements related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for us on January 1, 2018. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We no longer recognize net operating losses or impairment on our LIHTC partnership investments as the carrying value is zero. We did not make any LIHTC investments in 2015, 2014 or 2013, other than pursuant to existing prior commitments.
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
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage-backed trusts.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2015	2014
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae securities	$4,704	$4,790
Non-Fannie Mae securities	5,596	7,073
Total trading securities	10,300	11,863
Available-for-sale securities:
Fannie Mae securities	3,936	5,043
Non-Fannie Mae securities	14,644	22,776
Total available-for-sale securities	18,580	27,819
Other assets	100	111
Other liabilities	(827)	(1,440)
Net carrying amount	$28,153	$38,353
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was $34 billion and $45 billion as of December 31, 2015 and 2014, respectively. The total assets of our unconsolidated mortgage-backed trusts were approximately $220 billion and $250 billion as of December 31, 2015 and 2014, respectively.
The total assets of our unconsolidated limited partnership investments were $4.9 billion and $5.8 billion as of December 31, 2015 and 2014, respectively.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the years ended December 31, 2015, 2014 and 2013, the unpaid principal balance of portfolio securitizations was $212.0 billion, $160.4 billion and $228.5 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of December 31, 2015, the unpaid principal balance of retained interests was $5.5 billion and its related fair value was $6.8 billion. The unpaid principal balance of retained interests was $6.3 billion and its related fair value was $7.6 billion as of December 31, 2014. For the years ended December 31, 2015, 2014 and 2013, the principal and interest received on retained interests was $1.2 billion, $1.5 billion and $1.7 billion, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.6 billion and $1.8 billion as of December 31, 2015 and 2014, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report the carrying value of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report the carrying value of HFS loans at the lower of cost or

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fair value and record valuation changes in our consolidated statements of operations and comprehensive income. We define the recorded investment of HFI loans as unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable.
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
The following table displays the carrying value of our mortgage loans.

	As of December 31,
	2015			2014
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$238,237	$2,574,174	$2,812,411	$262,116	$2,569,884	$2,832,000
Multifamily	13,099	185,243	198,342	23,255	164,045	187,300
Total unpaid principal balance of mortgage loans	251,336	2,759,417	3,010,753	285,371	2,733,929	3,019,300
Cost basis and fair value adjustments, net	(12,939)	49,781	36,842	(12,705)	48,440	35,735
Allowance for loan losses for loans held for investment	(26,510)	(1,441)	(27,951)	(33,117)	(2,424)	(35,541)
Total mortgage loans	$211,887	$2,807,757	$3,019,644	$239,549	$2,779,945	$3,019,494
For the years ended December 31, 2015, 2014 and 2013, we redesignated loans with a carrying value of $8.6 billion, $2.2 billion and $1.3 billion, respectively, from HFI to HFS. For the year ended December 31, 2014, we redesignated loans with a carrying value of $285 million from HFS to HFI. We sold loans with an unpaid principal balance of $3.6 billion, $1.9 billion and $1.2 billion, respectively, during the years ended December 31, 2015, 2014 and 2013.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $25.6 billion as of December 31, 2015. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of December 31, 2015
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,154	$7,937	$26,346	$63,437	$2,598,756	$2,662,193	$46	$34,216
Government(2)	58	24	291	373	40,461	40,834	291	—
Alt-A	4,085	1,272	6,141	11,498	84,603	96,101	6	7,407
Other	1,494	484	2,160	4,138	32,272	36,410	6	2,632
Total single-family	34,791	9,717	34,938	79,446	2,756,092	2,835,538	349	44,255
Multifamily(3)	23	N/A	123	146	200,028	200,174	—	591
Total	$34,814	$9,717	$35,061	$79,592	$2,956,120	$3,035,712	$349	$44,846

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2014
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,130	$8,396	$38,248	$75,774	$2,580,446	$2,656,220	$55	$46,556
Government(2)	63	26	305	394	44,927	45,321	305	—
Alt-A	4,094	1,414	11,603	17,111	95,650	112,761	8	13,007
Other	1,520	516	3,763	5,799	38,460	44,259	6	4,259
Total single-family	34,807	10,352	53,919	99,078	2,759,483	2,858,561	374	63,822
Multifamily(3)	60	NA	89	149	189,084	189,233	—	823
Total	$34,867	$10,352	$54,008	$99,227	$2,948,567	$3,047,794	$374	$64,645
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of December 31,
	2015(1)			2014(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,228,533	$59,000	$21,274	$2,156,165	$60,851	$22,558
Greater than 80% and less than or equal to 90%	250,373	12,588	4,936	261,709	15,151	6,046
Greater than 90% and less than or equal to 100%	122,939	9,345	3,861	140,778	12,490	5,236
Greater than 100% and less than or equal to 110%	27,875	6,231	2,596	43,014	8,998	3,900
Greater than 110% and less than or equal to 120%	14,625	3,730	1,592	23,439	6,033	2,615
Greater than 120% and less than or equal to 125%	4,520	1,260	545	7,529	2,114	904
Greater than 125%	13,328	3,947	1,606	23,586	7,124	3,000
Total	$2,662,193	$96,101	$36,410	$2,656,220	$112,761	$44,259
__________

(1)
Excludes $40.8 billion and $45.3 billion as of December 31, 2015 and 2014, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2015	2014
	(Dollars in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$194,132	$182,079
Special Mention	3,202	3,070
Substandard	2,833	3,842
Doubtful	7	242
Total	$200,174	$189,233
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

	As of December 31,
	2015			2014
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable(1)
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$116,477	$110,502	$16,745	$125,960	$120,221	$20,327	$309
Government	322	327	59	281	285	46	12
Alt-A	31,888	29,103	6,217	35,492	32,816	7,778	136
Other	12,893	12,179	2,416	14,667	13,947	3,049	38
Total single-family	161,580	152,111	25,437	176,400	167,269	31,200	495
Multifamily	650	654	80	1,230	1,241	175	6
Total individually impaired loans with related allowance recorded	162,230	152,765	25,517	177,630	168,510	31,375	501
With no related allowance recorded:(2)
Single-family:
Primary	15,891	14,725	—	16,704	14,876	—	—
Government	58	54	—	61	57	—	—
Alt-A	3,721	3,169	—	3,993	3,119	—	—
Other	1,222	1,102	—	1,240	1,056	—	—
Total single-family	20,892	19,050	—	21,998	19,108	—	—
Multifamily	353	354	—	565	568	—	—
Total individually impaired loans with no related allowance recorded	21,245	19,404	—	22,563	19,676	—	—
Total individually impaired loans(3)	$183,475	$172,169	$25,517	$200,193	$188,186	$31,375	$501

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31,
	2015			2014			2013
	Average Recorded Investment	Total Interest Income Recognized(4)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(4)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(4)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$114,737	$4,190	$318	$121,926	$4,321	$494	$124,659	$4,351	$603
Government	299	12	—	270	13	—	213	11	—
Alt-A	30,453	1,034	54	33,676	1,066	100	35,075	1,096	135
Other	12,863	376	21	14,490	402	36	15,537	425	52
Total single-family	158,352	5,612	393	170,362	5,802	630	175,484	5,883	790
Multifamily	973	16	—	1,699	80	1	2,552	128	1
Total individually impaired loans with related allowance recorded	159,325	5,628	393	172,061	5,882	631	178,036	6,011	791
With no related allowance recorded: (2)
Single-family:
Primary	15,796	1,039	91	13,852	864	215	11,442	1,369	227
Government	55	4	—	67	5	—	112	8	—
Alt-A	3,647	218	11	2,799	189	47	2,207	329	45
Other	1,259	75	3	974	56	12	752	117	17
Total single-family	20,757	1,336	105	17,692	1,114	274	14,513	1,823	289
Multifamily	442	10	—	1,472	64	—	1,863	97	3
Total individually impaired loans with no related allowance recorded	21,199	1,346	105	19,164	1,178	274	16,376	1,920	292
Total individually impaired loans(3)	$180,524	$6,974	$498	$191,225	$7,060	$905	$194,412	$7,931	$1,083
__________

(1)
Effective January 1, 2015, we charged off accrued interest receivable associated with loans on nonaccrual status in connection with our adoption of a change in accounting policy related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status. See “Note 1, Summary of Significant Accounting Policies” for additional information.

(2)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(3)
Includes single-family loans restructured in a TDR with a recorded investment of $170.3 billion, $185.2 billion and $187.6 billion as of December 31, 2015, 2014 and 2013, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $451 million, $716 million and $911 million as of December 31, 2015, 2014 and 2013, respectively.

(4)
Total single-family interest income recognized of $6.9 billion for the year ended December 31, 2015 consists of $5.7 billion of contractual interest and $1.2 billion of effective yield adjustments. Total single-family interest income recognized of $6.9 billion for the year ended December 31, 2014 consists of $5.8 billion of contractual interest and $1.1 billion of effective yield adjustments. Total single-family interest income recognized of $7.7 billion for the year ended December 31, 2013 consists of $5.7 billion of contractual interest and $2.0 billion of effective yield adjustments.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 161 months for the years ended December 31, 2015 and 2014 and 154 months for the year ended December 31, 2013. The average interest rate reduction was 0.74, 0.99 and 1.68 percentage points for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR.

	For the Year Ended December 31,
	2015		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	71,293	$9,713	100,956	$14,301	126,998	$19,016
Government	241	27	365	47	312	35
Alt-A	9,037	1,374	14,715	2,441	21,471	3,794
Other	1,835	333	3,357	686	6,226	1,378
Total single-family	82,406	11,447	119,393	17,475	155,007	24,223
Multifamily	12	40	19	853	33	213
Total TDRs	82,418	$11,487	119,412	$18,328	155,040	$24,436
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

	For the Year Ended December 31,
	2015		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	26,206	$3,808	33,853	$5,095	45,539	$6,978
Government	118	16	124	15	130	17
Alt-A	4,128	706	5,392	960	9,601	1,732
Other	1,229	247	1,738	387	3,093	685
Total single-family	31,681	4,777	41,107	6,457	58,363	9,412
Multifamily	3	6	9	42	9	64
Total TDRs that subsequently defaulted	31,684	$4,783	41,116	$6,499	58,372	$9,476
4. Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and loans backing Fannie Mae MBS issued from consolidated trusts. When calculating our allowance for loan losses, we consider our net recorded investment in the loan at the balance sheet date, which includes unpaid principal balance, net of amortized premiums and discounts, and other cost basis adjustments.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Year Ended December 31,
	2015			2014			2013
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$32,956	$2,221	$35,177	$40,202	$3,105	$43,307	$49,848	$7,839	$57,687
Provision (benefit) for loan losses (1)	(258)	190	(68)	(4,334)	553	(3,781)	(6,751)	(2,145)	(8,896)
Charge-offs(2)(3)	(9,647)	(84)	(9,731)	(6,168)	(225)	(6,393)	(8,458)	(256)	(8,714)
Recoveries	1,120	16	1,136	1,190	250	1,440	2,115	511	2,626
Transfers (4)	1,123	(1,123)	—	1,513	(1,513)	—	2,932	(2,932)	—
Other (5)	1,145	50	1,195	553	51	604	516	88	604
Ending balance	$26,439	$1,270	$27,709	$32,956	$2,221	$35,177	$40,202	$3,105	$43,307
Multifamily allowance for loan losses:
Beginning balance	$161	$203	$364	$319	$220	$539	$671	$437	$1,108
Benefit for loan losses (1)	(63)	(27)	(90)	(91)	(13)	(104)	(233)	(187)	(420)
Charge-offs (2)(3)	(40)	(3)	(43)	(76)	—	(76)	(153)	—	(153)
Recoveries	4	—	4	—	—	—	—	—	—
Transfers (4)	4	(4)	—	4	(4)	—	30	(30)	—
Other (5)	5	2	7	5	—	5	4	—	4
Ending balance	$71	$171	$242	$161	$203	$364	$319	$220	$539
Total allowance for loan losses:
Beginning balance	$33,117	$2,424	$35,541	$40,521	$3,325	$43,846	$50,519	$8,276	$58,795
Provision (benefit) for loan losses (1)	(321)	163	(158)	(4,425)	540	(3,885)	(6,984)	(2,332)	(9,316)
Charge-offs(2)(3)	(9,687)	(87)	(9,774)	(6,244)	(225)	(6,469)	(8,611)	(256)	(8,867)
Recoveries	1,124	16	1,140	1,190	250	1,440	2,115	511	2,626
Transfers (4)	1,127	(1,127)	—	1,517	(1,517)	—	2,962	(2,962)	—
Other (5)	1,150	52	1,202	558	51	609	520	88	608
Ending balance	$26,510	$1,441	$27,951	$33,117	$2,424	$35,541	$40,521	$3,325	$43,846
__________

(1)	Provision (benefit) for loan losses is included in “Benefit for credit losses” in our consolidated statements of operations and comprehensive income.

(2)
While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(3)
Includes, for the year ended December 31, 2015, charge-offs of (1) $1.8 billion in loans held for investment and $724 million in preforeclosure property taxes and insurance receivable in connection with our adoption of the Advisory Bulletin on January 1, 2015 and (2) $1.1 billion in accrued interest receivable in connection with our adoption of a change in accounting policy on January 1, 2015 related to the treatment of interest previously accrued, but not collected, at the date that loans are placed on nonaccrual status.

(4)	Includes transfers from trusts for delinquent loan purchases.

(5)	Amounts represent changes in other loss reserves which are reflected in provision (benefit) for loan losses, charge-offs, and recoveries.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays the allowance for loan losses and recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment.

	As of December 31,
	2015			2014
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$25,437	$80	$25,517	$31,200	$175	$31,375
Collectively reserved loans	2,272	162	2,434	3,977	189	4,166
Total allowance for loan losses	$27,709	$242	$27,951	$35,177	$364	$35,541

Recorded investment in loans by segment:
Individually impaired loans(1)	$171,161	$1,008	$172,169	$186,377	$1,809	$188,186
Collectively reserved loans	2,664,377	199,166	2,863,543	2,672,184	187,424	2,859,608
Total recorded investment in loans	$2,835,538	$200,174	$3,035,712	$2,858,561	$189,233	$3,047,794
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of December 31,
	2015	2014
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$4,813	$4,940
Freddie Mac	1,314	1,369
Ginnie Mae	426	166
Alt-A private-label securities	436	920
Subprime private-label securities	644	1,307
Commercial mortgage-backed securities (“CMBS”)	2,341	2,515
Mortgage revenue bonds	449	722
Other mortgage-related securities	—	99
Total mortgage-related securities	10,423	12,038
U.S. Treasury securities	29,485	19,466
Total trading securities	$39,908	$31,504
The following table displays information about our net trading gains and losses.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Net trading gains (losses)	$(368)	$485	$260
Net trading gains (losses) recognized in the period related to securities still held at period end	(453)	420	297

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Gross realized gains	$1,066	$569	$1,632
Gross realized losses	70	5	979
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	8,023	3,265	15,157
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities in our retained mortgage portfolio.

	As of December 31, 2015
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$4,008	$243	$—	$(30)	$4,221
Freddie Mac	4,000	299	—	—	4,299
Ginnie Mae	343	48	—	—	391
Alt-A private-label securities	2,029	653	(4)	—	2,678
Subprime private-label securities	2,526	759	—	(4)	3,281
CMBS	1,235	20	—	—	1,255
Mortgage revenue bonds	2,639	99	(29)	(8)	2,701
Other mortgage-related securities	1,361	49	(6)	—	1,404
Total	$18,141	$2,170	$(39)	$(42)	$20,230

	As of December 31, 2014
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$5,330	$328	$—	$(19)	$5,639
Freddie Mac	5,100	428	—	—	5,528
Ginnie Mae	416	60	—	—	476
Alt-A private-label securities	4,638	1,055	(15)	—	5,678
Subprime private-label securities	4,103	1,161	(9)	(15)	5,240
CMBS	1,341	56	—	—	1,397
Mortgage revenue bonds	3,859	177	(8)	(5)	4,023
Other mortgage-related securities	2,626	183	(23)	(113)	2,673
Total	$27,413	$3,448	$(55)	$(152)	$30,654
s
__________

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, as well as net other-than-temporary impairments (“OTTI”) recognized in “Investment gains, net” in our consolidated statements of operations and comprehensive income.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
Represents the noncredit component of OTTI losses recorded in “Accumulated other comprehensive income” in our consolidated balance sheets, as well as cumulative changes in fair value of securities for which we previously recognized the credit component of OTTI.

(3)	Represents the gross unrealized losses on securities for which we have not recognized OTTI.
The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of December 31, 2015
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(8)	$659	$(22)	$491
Alt-A private-label securities	(1)	26	(3)	54
Subprime private-label securities	—	12	(4)	91
Mortgage revenue bonds	(35)	631	(2)	22
Other mortgage-related securities	(6)	224	—	—
Total	$(50)	$1,552	$(31)	$658

	As of December 31, 2014
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$—	$113	$(19)	$627
Alt-A private-label securities	(2)	171	(13)	112
Subprime private-label securities	—	—	(24)	460
Mortgage revenue bonds	(2)	47	(11)	155
Other mortgage-related securities	—	8	(136)	1,021
Total	$(4)	$339	$(203)	$2,375
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
We recognized $196 million, $90 million and $64 million of OTTI for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in “Investment gains, net” in our consolidated statements of operations and comprehensive income. OTTI recognized for the year ended December 31, 2015 increased compared with the year ended December 31, 2014 primarily driven by a change in our intent to sell certain securities. As a result, we recognized the entire difference between the amortized cost basis of these securities and their fair value as OTTI.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays the modeled attributes, including default rates and severities, which were used to determine whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

	As of December 31, 2015
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Unpaid principal balance	$4,367	$434	$817	$805	$987
Weighted average collateral default(1)	41.2%	28.2%	12.0%	20.4%	8.6%
Weighted average collateral severities(2)	58.8	34.4	45.0	37.3	33.1
Weighted average voluntary prepayment rates(3)	2.7	7.5	11.6	8.7	12.5
Average credit enhancement(4)	18.2	3.6	7.2	8.7	4.3
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
The following table displays activity related to the unrealized credit loss component on debt securities held by us and recognized in our consolidated statements of operations and comprehensive income.

	For the Year Ended
	December 31,
	2015	2014
	(Dollars in millions)
Balance, beginning of period	$5,260	$7,904
Additions for the credit component on debt securities for which OTTI was not previously recognized	—	1
Additions for the credit component on debt securities for which OTTI was previously recognized	8	58
Reductions for securities no longer in portfolio at period end	(1,171)	(904)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(1,492)	(1,453)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(184)	(346)
Balance, end of period	$2,421	$5,260
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31, 2015
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$4,008	$4,221	$—	$—	$160	$164	$114	$123	$3,734	$3,934
Freddie Mac	4,000	4,299	1	1	185	192	310	337	3,504	3,769
Ginnie Mae	343	391	—	—	1	1	61	68	281	322
Alt-A private-label securities	2,029	2,678	—	—	—	—	—	—	2,029	2,678
Subprime private-label securities	2,526	3,281	—	—	—	—	—	—	2,526	3,281
CMBS	1,235	1,255	278	280	899	917	—	—	58	58
Mortgage revenue bonds	2,639	2,701	11	11	112	113	202	205	2,314	2,372
Other mortgage-related securities	1,361	1,404	—	—	—	—	29	30	1,332	1,374
Total	$18,141	$20,230	$290	$292	$1,357	$1,387	$716	$763	$15,778	$17,788
Weighted average yield(1)	4.94%		4.36%		4.51%		6.28%		4.93%
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
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These guarantees expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The remaining contractual terms of our guarantees range from 11 days to 37 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans.
The following table displays our maximum exposure, guaranty obligation recognized in our consolidated balance sheets and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of December 31,
	2015			2014
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$15,069	$194	$8,857	$17,184	$214	$9,775
Other guaranty arrangements(3)	16,504	135	2,869	18,781	168	4,447
Total	$31,573	$329	$11,726	$35,965	$382	$14,222
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 15, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements, long-term standby commitments, and our commitment under the TCLF program.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Acquired Property, Net
Acquired property, net consists of held for sale foreclosed property received in satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held for sale when we intend to sell the property, are actively marketing it and it is ready for immediate sale in its current condition. The following table displays the activity in acquired property, and related valuation allowance.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Beginning balance — Acquired property	$11,442	$12,307	$11,158
Additions	9,382	13,100	16,092
Disposals	(13,343)	(13,965)	(14,943)
Ending balance — Acquired property	7,481	11,442	12,307

Beginning balance — Valuation allowance	(824)	(686)	(669)
Decrease (increase) in valuation allowance	109	(138)	(17)
Ending balance — Valuation allowance	(715)	(824)	(686)
Ending balance — Acquired property, net	$6,766	$10,618	$11,621
We classify as held for use those properties that we do not intend to sell or that are not ready for immediate sale in their current condition, which are included in “Other assets” in our consolidated balance sheets. For the years ended December 31, 2015, 2014 and 2013, the carrying amount of acquired property held for use was $85 million, $135 million and $256 million, respectively.
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of December 31,
	2015		2014
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$62	—%	$50	—%

Short-term debt of Fannie Mae	$71,007	0.26%	$105,012	0.11%
Debt of consolidated trusts	943	0.19	1,560	0.09
Total short-term debt	$71,950	0.26%	$106,572	0.11%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We periodically use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was $15.0 billion as of December 31, 2015 and 2014. We had no borrowings outstanding under this line of credit as of December 31, 2015.
Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of December 31,
	2015			2014
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2016 - 2030	$154,057	2.49%	2015 - 2030	$173,010	2.41%
Medium-term notes(2)	2016 - 2025	96,997	1.53	2015 - 2024	114,556	1.42
Other(3)	2016 - 2038	27,772	4.88	2015 - 2038	32,941	4.65
Total senior fixed		278,826	2.39		320,507	2.29
Senior floating:
Medium-term notes(2)	2016 - 2019	20,791	0.27	2015 - 2019	24,469	0.15
Connecticut Avenue Securities(4)	2023 - 2028	10,764	3.84	2023 - 2024	6,041	2.97
Other(5)	2020 - 2037	368	10.46	2020 - 2037	363	8.71
Total senior floating		31,923	1.58		30,873	0.81
Subordinated debentures	2019	4,227	9.93	2019	3,849	9.93
Secured borrowings(6)	2021 - 2022	152	1.47	2021 - 2022	202	1.90
Total long-term debt of Fannie Mae(7)		315,128	2.41		355,431	2.24
Debt of consolidated trusts	2016 - 2054	2,810,593	2.94	2015 - 2054	2,760,152	3.02
Total long-term debt		$3,125,721	2.88%		$3,115,583	2.93%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt and foreign exchange bonds.

(4)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans to the investors in these securities. Connecticut Avenue Securities are reported at fair value.

(5)	Consists of structured debt instruments that are reported at fair value.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $3.2 billion and $4.1 billion as of December 31, 2015 and 2014, respectively.
Our long-term debt includes a variety of debt types. We issue fixed and floating-rate medium-term notes with maturities greater than one year that are issued through dealer banks. We also offer Benchmark Notes in regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. Additionally, we have issued notes and bonds denominated in several foreign currencies. We effectively convert all foreign currency-denominated transactions into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets. Our long-term debt also includes Connecticut Avenue Securities (“CAS”), which are credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans to investors in these securities.
Our other long-term debt includes callable and non-callable securities, which include all long-term non-Benchmark securities, such as zero-coupon bonds, fixed rate and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Characteristics of Debt
As of December 31, 2015 and 2014, the face amount of our debt securities of Fannie Mae was $389.4 billion and $464.6 billion, respectively. As of December 31, 2015 and 2014, we had zero-coupon debt with a face amount of $82.1 billion and $116.7 billion, respectively, which had an effective interest rate of 1.26% and 0.77%, respectively.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2015 and 2014 included $96.2 billion and $115.0 billion, respectively, of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2015 by year of maturity for each of the years 2016 through 2020 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2016	$52,829	$143,970
2017	76,970	69,351
2018	60,555	32,832
2019	29,656	19,036
2020	30,129	16,658
Thereafter	64,989	33,281
Total debt of Fannie Mae(1)	315,128	315,128
Debt of consolidated trusts(2)	2,810,593	2,810,593
Total long-term debt	$3,125,721	$3,125,721
__________

(1)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $3.2 billion.

(2)
Contractual maturity of debt of consolidated trusts is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

9.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately-negotiated, bilateral contracts, or they may be listed and traded on an exchange. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivative contracts we use for interest rate risk management purposes fall into these broad categories:

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

•
Foreign currency swaps. These swaps convert debt that we issue in foreign denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we hold foreign currency debt.

•
Futures. These are standardized exchange-traded contracts that either obligate a buyer to buy an asset at a predetermined date and price or a seller to sell an asset at a predetermined date and price. The types of futures contracts we enter into include Eurodollar, U.S. Treasury and swaps.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We enter into various forms of credit risk sharing agreements, including credit risk transfer transactions, swap credit enhancements and mortgage insurance contracts, that we account for as derivatives. The majority of our credit-related derivatives are credit risk transfer transactions, whereby a portion of the credit risk associated with losses on a reference pool of mortgage loans is transferred to a third party.
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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of December 31, 2015				As of December 31, 2014
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$33,154	$267	$123,106	$(6,920)	$41,965	$733	$123,557	$(7,125)
Receive-fixed	59,796	3,436	143,209	(753)	67,629	4,486	157,272	(1,302)
Basis	1,864	141	17,100	(15)	5,769	123	7,100	(2)
Foreign currency	295	95	258	(52)	344	144	273	(30)
Swaptions:
Pay-fixed	7,050	45	14,950	(26)	11,100	57	26,525	(175)
Receive-fixed	2,000	8	13,950	(171)	750	96	29,525	(816)
Other(1)	9,196	28	—	(2)	1,071	28	12	(1)
Total gross risk management derivatives	113,355	4,020	312,573	(7,939)	128,628	5,667	344,264	(9,451)
Accrued interest receivable (payable)	—	758	—	(977)	—	749	—	(1,013)
Netting adjustment(2)	—	(4,024)	—	8,650	—	(5,186)	—	10,194
Total net risk management derivatives	$113,355	$754	$312,573	$(266)	$128,628	$1,230	$344,264	$(270)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$4,815	$9	$2,960	$(9)	$6,157	$28	$428	$—
Forward contracts to purchase mortgage-related securities	31,273	66	19,418	(57)	43,533	223	6,112	(8)
Forward contracts to sell mortgage-related securities	26,224	65	40,753	(92)	4,886	4	57,910	(336)
Total mortgage commitment derivatives	62,312	140	63,131	(158)	54,576	255	64,450	(344)
Derivatives at fair value	$175,667	$894	$375,704	$(424)	$183,204	$1,485	$408,714	$(614)
__________

(1)	Includes futures and swap credit enhancements, as well as credit risk transfer transactions and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $4.9 billion and $5.3 billion as of December 31, 2015 and 2014, respectively. Cash collateral received was $314 million and $245 million as of December 31, 2015 and 2014, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position was $2.4 billion and $2.6 billion, for which we posted collateral of $2.2 billion and $2.4 billion in the normal course of business as of December 31, 2015 and 2014, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $257 million and $269 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2015 and 2014, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivatives contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(746)	$(7,703)	$14,393
Receive-fixed	625	4,229	(10,721)
Basis	4	85	(115)
Foreign currency	(60)	27	(101)
Swaptions:
Pay-fixed	135	(4)	(238)
Receive-fixed	(93)	(197)	307
Other	(25)	1	21
Accrual of periodic settlements:
Pay-fixed interest-rate swaps	(3,602)	(3,712)	(4,463)
Receive-fixed interest-rate swaps	2,603	2,600	3,632
Other	39	50	64
Total risk management derivatives fair value gains (losses), net	(1,120)	(4,624)	2,779
Mortgage commitment derivatives fair value gains (losses), net	(393)	(1,140)	501
Total derivatives fair value gains (losses), net	$(1,513)	$(5,764)	$3,280
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
See “Note 16, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2015 and 2014.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Income Taxes
Provision (Benefit) for Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes.
The following table displays the components of our provision (benefit) for federal income taxes.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Current income tax provision (benefit)	$(271)	$1,879	$3,067
Deferred income tax provision (benefit)(1)	5,524	5,062	(48,482)
Provision (benefit) for federal income taxes	$5,253	$6,941	$(45,415)
__________

(1)	Amount excludes the income tax effect of items recognized directly in “Fannie Mae stockholders’ equity.”
Current income tax benefit for the year ended December 31, 2015 reflects the recognition of a $1.4 billion income tax receivable expected from an amended federal tax return primarily related to deductions for charged-off nonaccrued interest. This amount was fully offset by a corresponding $1.4 billion decrease in our deferred tax assets resulting in an increase in our deferred income tax provision.
The following table displays the difference between our effective tax rate and the statutory federal tax rate.

	For the Year Ended December 31,
	2015	2014	2013
Statutory corporate tax rate	35.0%	35.0%	35.0%
Equity investments in affordable housing projects	(2.6)	(1.8)	(1.5)
Other	0.9	1.4	—
Valuation allowance	(0.9)	(1.8)	(151.3)
Effective tax rate	32.4%	32.8%	(117.8)%
Our effective tax rate is the provision (benefit) for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rate was different from the federal statutory rate of 35% for the years ended December 31, 2015 and 2014 primarily due to the benefits of our investments in housing projects eligible for low-income housing tax credits. The decrease in our deferred tax valuation allowance in 2015 reflects the utilization of our capital loss carryforwards due to recognition of net capital gains, which allowed us to release the corresponding valuation allowance against our capital loss carryforwards. The decrease in our deferred tax valuation allowance in 2014 reflects the expiration of certain capital loss carryforwards that are included as a component of “Other” in the table above. Our effective tax rate was different from the federal statutory rate of 35% for the year ended December 31, 2013 primarily due to the release of our valuation allowance for our net deferred tax assets that resulted in the recognition of $58.3 billion benefit in our provision (benefit) for income taxes.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2015, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax asset outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets; the cumulative net income or losses in our consolidated statements of operations and comprehensive income in recent years; unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years; the funding available to us under the senior preferred stock purchase agreement; and the carryforward periods for any carryforwards of net operating losses, if any, capital losses and tax credits.
The following table displays our deferred tax assets, deferred tax liabilities and valuation allowance.

	As of December 31,
	2015	2014
	(Dollars in millions)
Deferred tax assets:
Mortgage and mortgage-related assets	$16,956	$16,250
Allowance for loan losses and basis in acquired property, net	11,760	17,435
Debt and derivative instruments	3,512	4,254
Partnership credits	3,402	2,918
Partnership and other equity investments	745	934
Other, net	1,543	1,699
Total deferred tax assets	37,918	43,490
Deferred tax liabilities:
Unrealized gains on AFS securities, net	731	1,134
Total deferred tax liabilities	731	1,134
Valuation allowance	—	(150)
Deferred tax assets, net	$37,187	$42,206
As of December 31, 2015, we had no net operating loss carryforwards. We had a remaining balance of $3.4 billion of partnership tax credit carryforwards that expire in various years through 2035 and $308 million of alternative minimum tax credit carryforwards that have an indefinite carryforward period.
Unrecognized Tax Benefits
The following table displays the changes in our unrecognized tax benefits.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Unrecognized tax benefits as of January 1	$213	$514	$648
Gross decreases—tax positions in prior years	(213)	(301)	(134)
Unrecognized tax benefits as of December 31(1)	$—	$213	$514
__________

(1)	Amounts exclude tax credits of $91 million and $220 million as of December 31, 2014 and 2013, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Loss Per Share
The following table displays the computation of basic and diluted loss per share of common stock.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars and shares in millions, except per share amounts)
Net income	$10,955	$14,209	$83,982
Less: Net income attributable to noncontrolling interest	(1)	(1)	(19)
Net income attributable to Fannie Mae	10,954	14,208	83,963
Dividends distributed or available for distribution to senior preferred stockholder(1)	(11,216)	(15,323)	(85,419)
Net loss attributable to common stockholders	$(262)	$(1,115)	$(1,456)
Weighted-average common shares outstanding—basic and diluted(2)	5,762	5,762	5,762
Loss per share: basic and diluted	$(0.05)	$(0.19)	$(0.25)
__________

(1)
Dividends distributed or available for distribution were calculated based on our net worth as of the end of the fiscal quarters for each respective year, less the applicable capital reserve. See “Note 1, Summary of Significant Accounting Policies” for additional information on our senior preferred stock agreement and our payment of dividends to Treasury.

(2)
Includes 4.6 billion for the years ended December 31, 2015, 2014 and 2013, of weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2015, 2014 and 2013, respectively.

12. Segment Reporting
Our three reportable segments are: Single-Family, Multifamily, and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. Under our segment reporting structure, the sum of the results for our three business segments does not equal our consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, we apply accounting methods for segment reporting purposes that differ from our consolidated results. Therefore, we reconcile the sum of the results for our three business segments to our consolidated results of operations.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Net interest income or loss—Net interest income or loss within the Single-Family segment reflects interest expense to reimburse Capital Markets and consolidated trusts for contractual interest not received on mortgage loans, when interest income is no longer recognized in accordance with our nonaccrual accounting policy in our consolidated statements of operations and comprehensive income. Net interest income (loss), also includes an allocated cost of capital charge among the three segments that is not included in net interest income in the consolidated statements of operations and comprehensive income.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	For the Year Ended December 31, 2015
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total
	(Dollars in millions)
Net interest income (loss)	$184	$(92)	$5,828	$15,489	(2)	$21,409
Benefit for credit losses	688	107	—	—		795
Net interest income after benefit for credit losses	872	15	5,828	15,489		22,204
Guaranty fee income (expense)(3)	12,476	1,439	(863)	(12,924)	(4)	128	(4)
Investment gains (losses), net	(2)	33	5,539	(4,234)	(5)	1,336
Fair value gains (losses), net	(11)	—	(2,049)	293	(6)	(1,767)
Debt extinguishment gains (losses), net(7)	—	—	(37)	45		8
Gains (losses) from partnership investments(7)	(39)	282	—	1		244
Fee and other income	666	265	209	80		1,220
Administrative expenses	(2,053)	(361)	(636)	—		(3,050)
Foreclosed property income (expense)	(1,723)	94	—	—		(1,629)
TCCA fees(3)	(1,621)	—	—	—		(1,621)
Other income (expense)	(942)	(13)	8	82		(865)
Income before federal income taxes	7,623	1,754	7,999	(1,168)		16,208
Provision for federal income taxes	(2,491)	(247)	(2,515)	—		(5,253)
Net income	5,132	1,507	5,484	(1,168)		10,955
Less: Net income attributable to noncontrolling interest	—	—	—	(1)	(8)	(1)
Net income attributable to Fannie Mae	$5,132	$1,507	$5,484	$(1,169)		$10,954

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31, 2014
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total
	(Dollars in millions)
Net interest income (loss)	$6	$(79)	$7,243	$12,798	(2)	$19,968
Benefit for credit losses	3,850	114	—	—		3,964
Net interest income after benefit for credit losses	3,856	35	7,243	12,798		23,932
Guaranty fee income (expense)(3)	11,702	1,297	(955)	(11,869)	(4)	175	(4)
Investment gains (losses), net	(1)	57	6,378	(5,498)	(5)	936
Fair value gains (losses), net	(19)	—	(5,476)	662	(6)	(4,833)
Debt extinguishment gains, net(7)	—	—	35	31		66
Gains (losses) from partnership investments(7)	(31)	299	—	1		269
Fee and other income	624	166	4,894	28		5,712
Administrative expenses	(1,830)	(306)	(641)	—		(2,777)
Foreclosed property income (expense)	(225)	83	—	—		(142)
TCCA fees(3)	(1,375)	—	—	—		(1,375)
Other income (expense)	(726)	(10)	(77)	—		(813)
Income before federal income taxes	11,975	1,621	11,401	(3,847)		21,150
Provision for federal income taxes	(3,496)	(158)	(3,287)	—		(6,941)
Net income	8,479	1,463	8,114	(3,847)		14,209
Less: Net income attributable to noncontrolling interest	—	—	—	(1)	(8)	(1)
Net income attributable to Fannie Mae	$8,479	$1,463	$8,114	$(3,848)		$14,208

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Year Ended December 31, 2013
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total
	(Dollars in millions)
Net interest income (loss)	$205	$(74)	$9,764	$12,509	(2)	$22,404
Benefit for credit losses	8,469	480	—	—		8,949
Net interest income after benefit for credit losses	8,674	406	9,764	12,509		31,353
Guaranty fee income (expense)(3)	10,468	1,217	(1,115)	(10,365)	(4)	205	(4)
Investment gains (losses), net	3	21	4,847	(3,744)	(5)	1,127
Fair value gains (losses), net	(10)	—	3,148	(179)	(6)	2,959
Debt extinguishment gains, net(7)	—	—	27	104		131
Gains from partnership investments(7)	—	498	—	19		517
Fee and other income (expense)	630	182	3,010	(97)		3,725
Administrative expenses	(1,706)	(280)	(559)	—		(2,545)
Foreclosed property income	2,736	103	—	—		2,839
TCCA fees(3)	(1,001)	—	—	—		(1,001)
Other income (expense)	(628)	(2)	20	(133)		(743)
Income before federal income taxes	19,166	2,145	19,142	(1,886)		38,567
Benefit for federal income taxes(9)	29,110	7,924	8,381	—		45,415
Net income	48,276	10,069	27,523	(1,886)		83,982
Less: Net loss attributable to noncontrolling interest	—	—	—	(19)	(8)	(19)
Net income attributable to Fannie Mae	$48,276	$10,069	$27,523	$(1,905)		$83,963
__________

(1)
Represents activity related to the assets and liabilities of consolidated trusts in our consolidated balance sheets, and the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(2)
Represents net interest income of consolidated trusts and amortization expense of cost basis adjustments on securities in the Capital Markets group’s mortgage portfolio that on a GAAP basis are eliminated.

(3)
Reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

(4)
Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments and the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements is included in fee and other income in our consolidated statements of operations and comprehensive income.

(5)
Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and in the Capital Markets group’s mortgage portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are in the Capital Markets group’s mortgage portfolio.

(7)	Debt extinguishment gains, net and gains (losses) from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive income.

(8)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our consolidated balance sheets.

(9)	Primarily represents the release of the valuation allowance for our deferred tax assets that generally are directly attributable to each segment based on the nature of the item.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays total assets by segment.

	As of December 31,
	2015	2014	2013
	(Dollars in millions)
Single-Family	$34,911	$43,512	$41,206
Multifamily	9,947	9,281	10,848
Capital Markets	432,689	510,848	596,436
Reconciling items(1)	2,744,370	2,684,535	2,621,618
Total assets	$3,221,917	$3,248,176	$3,270,108
__________

(1)
Includes assets of consolidated trusts of $2.8 trillion as of December 31, 2015, 2014 and 2013. Includes the elimination of Fannie Mae MBS in the Capital Markets group’s mortgage portfolio that are issued by consolidated trusts. Also includes the elimination of the allowance for loan losses and fair value losses previously recognized on acquired credit impaired loans as they are not treated as assets for Single-Family and Multifamily segment reporting purposes because these allowances and losses relate to loan assets that are held by the Capital Markets segment and consolidated trusts.

We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no assets in geographic locations other than the United States and its territories.
13.  Equity
Common Stock
Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2015 and 2014.
During conservatorship, the rights and powers of shareholders are suspended. Accordingly, our common shareholders have no ability to elect directors or to vote on other matters during the conservatorship unless FHFA elects to delegate this authority to them. The senior preferred stock purchase agreement with Treasury prohibits the payment of dividends on common stock without the prior written consent of Treasury. The conservator also has eliminated common stock dividends. In addition, we issued a warrant to Treasury that provides Treasury with the right to purchase for a nominal price shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise, which would substantially dilute the ownership in Fannie Mae of our common stockholders at the time of exercise. Refer to the “Senior Preferred Stock and Common Stock Warrant” section of this note for more information.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Preferred Stock
The following table displays our senior preferred stock and preferred stock outstanding.

		Issued and Outstanding as of December 31,						Annual Dividend Rate as of December 31, 2015
		2015		2014		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount					Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$117,149	1	$117,149	$117,149	(1)	N/A	(2)	N/A	(3)

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		0.260	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		0.400	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-I(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		7.750	(11)	December 31, 2010	(12)
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013
Total		556	$19,130	556	$19,130
__________

(1)	Initial stated value per share was $1,000. Based on our draws of funds under the senior preferred stock purchase agreement with Treasury, the stated value per share on December 31, 2015 was $117,149.

(2)
For the dividend period ended December 31, 2015, the dividend is calculated based on our net worth as of September 30, 2015, less the applicable capital reserve amount of $1.8 billion. The capital reserve amount is $1.2 billion for each dividend period in 2016. The applicable capital reserve amount will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

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

(5)	Represents initial call date. Redeemable every two years thereafter.

(6)	Rate effective September 30, 2014. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year.

(7)	Rate effective December 31, 2015. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% or 10-year CMT rate plus 2.375%.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8)	Issued and outstanding shares were 24,922 as of December 31, 2015 and 2014.

(9)	Rate effective December 31, 2015. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% or 3-Month LIBOR plus 0.75%.

(10)
On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(11)	Rate effective December 31, 2015. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%.

(12)	Represents initial call date. Redeemable every five years thereafter.

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
Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the years ended December 31, 2015 or 2014.
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
Variable Liquidation Preference Senior Preferred Stock, Series 2008-2
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. To the extent dividends payable in any period are not paid in cash, the dividends will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment provided in the senior preferred stock purchase agreement and any quarterly commitment fee payable under the senior preferred stock purchase agreement that is not paid in cash to or waived by Treasury will be added to the liquidation preference of the senior preferred stock. As of December 31, 2015, we have received a total of $116.1 billion under Treasury’s funding commitment and the aggregate liquidation preference of the senior preferred stock was $117.1 billion.
Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. Dividends declared and paid on our senior preferred stock were $10.3 billion, $20.6 billion and $82.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Effective January 1, 2013, the amount of dividends payable on the senior preferred stock for a dividend period is determined based on our net worth as of the end of the immediately preceding fiscal quarter. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was $2.4 billion and $1.8 billion for dividend periods in 2014 and 2015, respectively, decreased to $1.2 billion for dividend periods in 2016, and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.
As a result of these dividend payment provisions and quarterly directives from our conservator, when we have quarterly earnings that result in a net worth greater than the applicable capital reserve amount, we will be required to pay dividends to Treasury in the next quarter; but if our net worth does not exceed the applicable capital reserve amount as of the end of a quarter, then we will not be required to accrue or pay any dividends in the next quarter.
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
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition to these exceptions, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding (which requires Treasury’s approval), we are required to use the net proceeds of the issuance to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part.
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
Senior Preferred Stock Purchase Agreement with Treasury
Funding Commitment
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2015. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remained at $117.1 billion as of December 31, 2015.
While we had a positive net worth as of December 31, 2015, in some future periods we could have a net worth deficit and, if so, will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. As of December 31, 2015, the remaining amount of funding available to us under the agreement was $117.6 billion.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Sell or issue any Fannie Mae equity securities (other than the common stock issuable upon exercise of the warrant or as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement);

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

•
Incur indebtedness that would result in our aggregate indebtedness exceeding $563.6 billion through December 31, 2015. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year;

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

The agreement, as amended, also provides that we may not own mortgage assets in excess of $399.2 billion as of December 31, 2015. On each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. In 2014, FHFA requested that we revise our portfolio plan to cap the portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions.
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
In addition, the agreement provides that we may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executive officer or other executive officer (each as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. As of December 31, 2015, we were in compliance with the senior preferred stock purchase agreement covenants.
We are required to provide an annual risk management plan to Treasury no later than December 15 of each year we remain in conservatorship, beginning in 2012. Each annual risk management plan is required to set out our strategy for reducing our risk profile and to describe the actions we will take to reduce the financial and operational risks associated with each of our business segments. Each plan must include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2015.
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
Accumulated Other Comprehensive Income
The following table displays our accumulated other comprehensive income.

	As of December 31,
	2015	2014	2013
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$455	$592	$365
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	903	1,529	1,262
Prior service credit (cost) and actuarial gains (losses), net of amortization, and other, net of tax	49	(388)	(424)
Accumulated other comprehensive income	$1,407	$1,733	$1,203
The table below displays changes in accumulated other comprehensive income, net of tax.

	For the Year Ended December 31,
	2015			2014
	AFS Securities(1)	Other(2)	Total	AFS Securities(1)	Other	Total
	(Dollars in millions)
Beginning balance	$2,121	$(388)	$1,733	$1,627	$(424)	$1,203
Other comprehensive income before reclassifications	(280)	17	(263)	722	37	759
Amounts reclassified from other comprehensive income	(483)	420	(63)	(228)	(1)	(229)
Net other comprehensive income	(763)	437	(326)	494	36	530
Ending balance	$1,358	$49	$1,407	$2,121	$(388)	$1,733
__________

(1)
The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investments gains, net” in our consolidated statements of operations and comprehensive income.

(2)
The amounts reclassified from AOCI includes a reclassification adjustment related to the termination of the defined benefit pension plans, which is recorded in “Administrative expenses” and “Benefit (provision) for federal income taxes,” in our consolidated statements of operations and comprehensive income.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Regulatory Capital Requirements
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. Our regulatory capital classification measures are determined based on guidance from FHFA, in which FHFA (1) directed us, for loans backing Fannie Mae MBS held by third parties, to continue reporting our minimum capital requirements based on 0.45% of the unpaid principal balance and critical capital based on 0.25% of the unpaid principal balance, regardless of whether these loans have been consolidated pursuant to accounting rules, and (2) issued a regulatory interpretation stating that our minimum capital requirements are not automatically affected by the consolidation accounting guidance. Additionally, our regulatory capital classification measures exclude the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, as the senior preferred stock does not qualify as core capital due to its cumulative dividend provisions.
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
FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. We had a positive net worth of $4.1 billion and $3.7 billion as of December 31, 2015 and 2014, respectively.
The following table displays our regulatory capital classification measures.

	As of December 31,
	2015	2014
	(Dollars in millions)
Core capital(1)	$(114,526)	$(115,202)
Statutory minimum capital requirement(2)	25,144	27,044
Deficit of core capital over statutory minimum capital requirement	$(139,670)	$(142,246)
__________

(1)
The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income or (b) senior preferred stock.

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
As of December 31, 2015 and 2014, we had a minimum capital deficiency of $139.7 billion and $142.2 billion, respectively. Under the terms of the senior preferred stock purchase agreement with Treasury, beginning January 1, 2013, we are required to pay Treasury each quarter dividends when, as and if declared, equal to the excess of our net worth as of the end of the immediately preceding fiscal quarter over an applicable capital reserve amount. As a result, in periods in which we have net worth, our minimum capital deficiency will decline to the extent of our net worth but the deficiency will increase in the subsequent period as we pay Treasury the corresponding senior preferred stock dividend. See “Note 13, Equity” for more information on capital and the terms of our senior preferred stock purchase agreement with Treasury. Set forth below are additional restrictions related to our capital requirements.
Restrictions on Capital Distributions and Dividends
Restrictions Under GSE Act. Under the GSE Act, FHFA has the authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, we must

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, in 2012 the terms of the senior preferred stock purchase agreement and the senior preferred stock were amended to ultimately require the payment of our entire net worth to Treasury. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Note 13, Equity.”
Additional Restrictions Relating to Preferred Stock. Payment of dividends on our common stock is also subject to the prior payment of dividends on our preferred stock and our senior preferred stock. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock.
15. Concentrations of Credit Risk
Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, we have determined that concentrations of credit risk exist among single-family and multifamily borrowers (including geographic concentrations and loans with certain higher-risk characteristics), mortgage sellers and servicers, mortgage insurers, financial guarantors, multifamily lenders with risk sharing, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.
Single-Family Loan Borrowers
Regional economic conditions may affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates. The geographic dispersion of our single-family business has been consistently diversified over the years ended December 31, 2015 and 2014, with our largest exposures in the Western region of the United States, which represented approximately 28% of our single-family conventional guaranty book of business as of December 31, 2015 and 2014. Except for California, where approximately 20% of the gross unpaid principal balance of our single-family conventional mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2015 and 2014, were located, no other significant concentrations existed in any state.
To manage credit risk and comply with legal requirements, we typically require primary mortgage insurance or other credit enhancements if the current LTV ratio (i.e., the ratio of the unpaid principal balance of a loan to the current value of the property that serves as collateral) of a single-family conventional mortgage loan is greater than 80% when the loan is delivered to us.
Multifamily Loan Borrowers
Numerous factors affect a multifamily borrower’s ability to repay the loan and the value of the property underlying the loan. The most significant factors affecting credit risk are rental income, capitalization rates for the mortgaged property, and general economic conditions. The average unpaid principal balance for multifamily loans is significantly larger than for single-family borrowers and, therefore, individual defaults for multifamily borrowers can result in more significant losses. However, we continually monitor the performance and risk characteristics of our multifamily loans, underlying properties and borrowers on an ongoing basis. Our multifamily geographic concentrations have been consistently diversified over the years ended December 31, 2015 and 2014, with our largest exposure in the Western region of the United States, which represented 30% and 31% of our multifamily guaranty book of business as of December 31, 2015 and 2014, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Except for California, Texas and New York, no significant concentrations existed in any states as of December 31, 2015. As of December 31, 2015, 23%, 11% and 10% of the gross unpaid principal balance of multifamily mortgage loans held by us or securitized in Fannie Mae MBS were located in California, Texas and New York, respectively. As of December 31, 2014, 23%, 11% and 11% of the gross unpaid principal balance of multifamily mortgage loans held by us or securitized in Fannie Mae MBS were located in California, Texas and New York, respectively. No significant concentrations existed in any other states as of December 31, 2014.
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
The following table displays the regional geographic concentration of single-family and multifamily loans in our guaranty book of business.

	Geographic Concentration(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(2)		Percentage of Multifamily Guaranty Book of Business(3)
	As of December 31,		As of December 31,
	2015	2014	2015	2014
Midwest	15%	15%	9%	9%
Northeast	19	19	17	18
Southeast	22	22	23	22
Southwest	16	16	21	20
West	28	28	30	31
Total	100%	100%	100%	100%
__________

(1)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our total single-family conventional guaranty book of business as of December 31, 2015 and 2014.

(3)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of December 31, 2015 and 2014.

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
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of loans, based on unpaid principal balance, that are 60 days or more past due, and other loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, current DSCR below 1.0 and high original LTV ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
For single-family and multifamily loans, we use this information, in conjunction with housing market and economic conditions, to structure our pricing and our eligibility and underwriting criteria to reflect the current risk of loans with these higher-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.
The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional and total multifamily guaranty book of business.

	As of December 31,
	2015(1)			2014(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.27%	0.37%	1.59%	1.27%	0.38%	1.99%
Percentage of single-family conventional loans(4)	1.46	0.41	1.55	1.47	0.43	1.89

	As of December 31,
	2015(1)		2014(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	3%	10.76%	5%	10.98%
Geographical distribution:
California	20	0.58	20	0.70
Florida	6	2.86	6	4.42
New Jersey	4	4.87	4	5.78
New York	5	3.55	5	4.17
All other states	65	1.34	65	1.57
Product distribution:
Alt-A	4	6.53	4	7.77
Vintages:
2005	2	5.67	3	6.18
2006	3	8.49	3	9.61
2007	3	9.73	4	10.79
2008	2	5.84	2	6.27
All other vintages	90	0.77	88	0.88
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of December 31, 2015 and 2014.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of December 31, 2015 and 2014.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

	As of December 31,
	2015(1)(2)		2014(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.03%	0.07%	0.04%	0.05%

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of December 31,
	2015(1)		2014(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	3%	0.40%	3%	0.31%
Less than or equal to 80%	97	0.06	97	0.04
Current DSCR less than 1.0(5)	2	1.51	3	0.83
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of December 31, 2015 and 2014, excluding loans that have been defeased.

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
The Alt-A mortgage loans and Fannie Mae MBS backed by Alt-A loans of $103.1 billion in unpaid principal balance represented 4% of our single-family mortgage credit book of business as of December 31, 2015, compared with $117.6 billion in unpaid principal balance which represented 4% of our single-family mortgage credit book of business as of December 31, 2014.
Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 44% of our single-family guaranty book of business as of December 31, 2015, compared with approximately 46% as of December 31, 2014. Our ten largest multifamily mortgage servicers, including their affiliates,

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

serviced approximately 70% of our multifamily guaranty book of business as of December 31, 2015, compared with approximately 67% as of December 31, 2014.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in an increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $117.9 billion and $109.6 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2015 and 2014, respectively, which represented 4% of our single-family guaranty book of business as of December 31, 2015 and 2014. Our primary mortgage insurance coverage risk in force was $117.2 billion and $108.7 billion as of December 31, 2015 and 2014, respectively. Our pool mortgage insurance coverage risk in force was $736 million and $852 million as of December 31, 2015 and 2014, respectively. Our top four mortgage insurance companies provided 79% of our mortgage insurance coverage risk in force as of December 31, 2015 and 2014.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $10.1 billion, or 9%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2015.
PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 70% of claims under its mortgage insurance policies in cash and is deferring the remaining 30%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us amounts of its previously outstanding deferred payment obligations to bring payment on our claims to 100%; however, RMIC remains in run-off and under the supervisory control of its state regulator. We were not paid interest to compensate us for the amount of time RMIC’s deferred payment obligations were outstanding.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. As of December 31, 2015 and 2014, the amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $2.3 billion and $4.1 billion, respectively.
We had outstanding receivables of $1.2 billion recorded in “Other assets” in our consolidated balance sheets as of December 31, 2015 and $1.4 billion as of December 31, 2014 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $241 million as of December 31, 2015 and $269 million as of December 31, 2014 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $770 million as of December 31, 2015 and $799 million as of December 31, 2014. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2015 and 2014.
Financial Guarantors.  We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $3.2 billion and $4.6 billion as of December 31, 2015 and 2014, respectively. Of the total unpaid principal

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

balance, approximately 68% was mortgage revenue bonds as of December 31, 2015, compared with 70% as of December 31, 2014, and the remaining amount was composed of Alt-A private-label securities, subprime private-label securities and other mortgage-related securities.
If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have an adverse effect on our earnings, liquidity, financial condition and net worth. With the exception of Ambac Assurance Corporation (“Ambac”), which is operating under a deferred payment obligation, none of our remaining non-governmental financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Effective July 21, 2014, the terms of Ambac’s order regarding its deferred payment arrangements changed to increase its cash payments on policyholder claims from 25% to 45% and to provide for payment of sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 45%. We are expecting full cash payment from only half of our non-governmental financial guarantor counterparties, and we are uncertain of the level of payments we will ultimately receive from the remaining counterparties. Ambac provided coverage on $1.7 billion, or 52%, of our total non-governmental guarantees as of December 31, 2015. When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees from those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $16.7 billion as of December 31, 2015 and $19.2 billion as of December 31, 2014.
Multifamily Lenders with Risk Sharing.  We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on both Delegated Underwriting and Servicing (“DUS”) and non-DUS multifamily loans was $46.2 billion as of December 31, 2015, compared with $41.7 billion as of December 31, 2014. As of December 31, 2015, 40% of our maximum potential loss recovery on multifamily loans was from four DUS lenders, compared with 39% as of December 31, 2014.
Parties Associated with Our Off-Balance Sheet Transactions.  We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.
We have entered into guarantees for which we have not recognized a guaranty obligation in our consolidated balance sheets relating to periods prior to 2003, the effective date of accounting guidance related to guaranty accounting. Our maximum potential exposure under these guarantees was $5.6 billion as of December 31, 2015 and $6.5 billion as of December 31, 2014. If we were required to make payments under these guarantees, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third parties that provided a maximum coverage of $2.4 billion as of December 31, 2015 and $2.7 billion as of December 31, 2014.
Derivatives Counterparties.  For information on credit risk associated with our derivative transactions and repurchase agreements see “Note 9, Derivative Instruments” and “Note 16, Netting Arrangements.”

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Netting Arrangements
We use master netting arrangements, which allow us to offset certain financial instruments and collateral with the same counterparty, to minimize counterparty credit exposure. The tables below display information related to derivatives, securities purchased under agreements to resell or similar arrangements, and securities sold under agreements to repurchase or similar arrangements, which are subject to an enforceable master netting arrangement or similar agreement that are either offset or not offset in our consolidated balance sheets.

	As of December 31, 2015
			Net Amount Presented in the Consolidated Balance Sheets		Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$4,042	$(4,021)	$21		$—	$(18)	$3
Cleared risk management derivatives	708	(3)	705		—	—	705
Mortgage commitment derivatives	140	—	140		(119)	(3)	18
Total derivative assets	4,890	(4,024)	866	(4)	(119)	(21)	726
Securities purchased under agreements to resell or similar arrangements(5)	37,950	—	37,950		—	(37,950)	—
Total assets	$42,840	$(4,024)	$38,816		$(119)	$(37,971)	$726

Liabilities:
OTC risk management derivatives	$(6,118)	$5,861	$(257)		$—	$—	$(257)
Cleared risk management derivatives	(2,796)	2,789	(7)		—	—	(7)
Mortgage commitment derivatives	(158)	—	(158)		119	(1)	(40)
Total derivative liabilities	(9,072)	8,650	(422)	(4)	119	(1)	(304)
Securities sold under agreements to repurchase or similar arrangements	(62)	—	(62)		—	62	—
Total liabilities	$(9,134)	$8,650	$(484)		$119	$61	$(304)

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
________

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

(3)
Represents collateral posted or received that has neither been recognized nor offset in our consolidated balance sheets. Does not include collateral held in excess of our exposure. The fair value of non-cash collateral accepted for OTC risk management derivatives was $37 million and $51 million as of December 31, 2015 and 2014, respectively. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $38.0 billion and $47.6 billion, of which $36.2 billion and $41.9 billion could be sold or repledged as of December 31, 2015 and 2014, respectively. None of the underlying collateral was sold or repledged as of December 31, 2015 or 2014. The fair value of non-cash collateral we pledged for securities sold under agreements to repurchase was $62 million and $50 million as of December 31, 2015 and 2014, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral we pledged for cleared risk management derivatives was $135 million as of December 31, 2015, which the counterparty was permitted to sell or repledge.

(4)
Excludes derivative assets of $28 million as of December 31, 2015 and 2014, and derivative liabilities of $2 million and $1 million recognized in our consolidated balance sheets as of December 31, 2015 and 2014, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $10.6 billion and $16.6 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$4,813	$—	$—	$4,813
Freddie Mac	—	1,314	—	—	1,314
Ginnie Mae	—	426	—	—	426
Alt-A private-label securities	—	131	305	—	436
Subprime private-label securities	—	—	644	—	644
CMBS	—	2,341	—	—	2,341
Mortgage revenue bonds	—	—	449	—	449
Non-mortgage-related securities:
U.S. Treasury securities	29,485	—	—	—	29,485
Total trading securities	29,485	9,025	1,398	—	39,908
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	4,221	—	—	4,221
Freddie Mac	—	4,295	4	—	4,299
Ginnie Mae	—	391	—	—	391
Alt-A private-label securities	—	1,637	1,041	—	2,678
Subprime private-label securities	—	—	3,281	—	3,281
CMBS	—	1,255	—	—	1,255
Mortgage revenue bonds	—	—	2,701	—	2,701
Other	—	—	1,404	—	1,404
Total available-for-sale securities	—	11,799	8,431	—	20,230
Mortgage loans	—	12,598	1,477	—	14,075
Other assets:
Risk management derivatives:
Swaps	—	4,541	156	—	4,697
Swaptions	—	53	—	—	53
Other	—	—	28	—	28
Netting adjustment	—	—	—	(4,024)	(4,024)
Mortgage commitment derivatives	—	135	5	—	140
Total other assets	—	4,729	189	(4,024)	894
Total assets at fair value	$29,485	$38,151	$11,495	$(4,024)	$75,107

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$10,764	$369	$—	$11,133
Total of Fannie Mae	—	10,764	369	—	11,133
Of consolidated trusts	—	23,113	496	—	23,609
Total long-term debt	—	33,877	865	—	34,742
Other liabilities:
Risk management derivatives:
Swaps	—	8,697	20	—	8,717
Swaptions	—	197	—	—	197
Other	—	—	2	—	2
Netting adjustment	—	—	—	(8,650)	(8,650)
Mortgage commitment derivatives	—	148	10	—	158
Total other liabilities	—	9,042	32	(8,650)	424
Total liabilities at fair value	$—	$42,919	$897	$(8,650)	$35,166

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2015
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2015(5)(6)
	Balance, December 31, 2014	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$305	$(27)		$—	$—	$(2)	$—	$—	$(278)	$2	$—	$—
Alt-A private-label securities	597	36		—	—	(267)	—	(45)	(44)	28	305	15
Subprime private-label securities	1,307	36		—	—	(611)	—	(88)	—	—	644	10
Mortgage revenue bonds	722	(41)		—	—	(220)	—	(12)	—	—	449	(33)
Other	99	4		—	—	(100)	—	(3)	—	—	—	—
Total trading securities	$3,030	$8	(6)(7)	$—	$—	$(1,200)	$—	$(148)	$(322)	$30	$1,398	$(8)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$421	$(425)	$—	$(8)	$—	$12	$—	$—
Freddie Mac	6	—		—	—	—	—	(1)	(2)	1	4	—
Alt-A private-label securities	3,140	215		(173)	—	(1,504)	—	(436)	(538)	337	1,041	—
Subprime private-label securities	5,240	599		(382)	—	(1,575)	—	(601)	—	—	3,281	—
Mortgage revenue bonds	4,023	51		(104)	—	(410)	—	(859)	—	—	2,701	—
Other	2,671	(26)		(2)	—	(1,012)	—	(227)	—	—	1,404	—
Total available-for-sale securities	$15,080	$839	(7)(8)	$(661)	$421	$(4,926)	$—	$(2,132)	$(540)	$350	$8,431	$—

Mortgage loans	$1,833	$57	(6)(7)	$—	$5	$—	$—	$(350)	$(377)	$309	$1,477	$(20)
Net derivatives	45	(55)	(6)	—	—	—	(4)	169	(7)	9	157	(2)
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	$(6)		$—	$—	$—	$—	$—	$—	$—	$(369)	$(6)
Of consolidated trusts	(527)	(9)		—	—	—	(66)	57	228	(179)	(496)	17
Total long-term debt	$(890)	$(15)	(6)	$—	$—	$—	$(66)	$57	$228	$(179)	$(865)	$11

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2014
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2014(5)(6)
	Balance, December 31, 2013	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$42	$(27)		$—	$6	$—	$—	$(2)	$(39)	$325	$305	$(18)
Freddie Mac	2	—		—	—	—	—	—	(2)	—	—	—
Alt-A private-label securities	618	88		—	—	(58)	—	(81)	(226)	256	597	97
Subprime private-label securities	1,448	270		—	—	(241)	—	(170)	—	—	1,307	234
Mortgage revenue bonds	565	168		—	—	—	—	(11)	—	—	722	160
Other	99	13		—	—	—	—	(13)	—	—	99	13
Total trading securities	$2,774	$512	(6)(7)	$—	$6	$(299)	$—	$(277)	$(267)	$581	$3,030	$486

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$7	$—		$—	$—	$—	$—	$(1)	$(8)	$2	$—	$—
Freddie Mac	8	—		—	—	—	—	(1)	(2)	1	6	—
Alt-A private-label securities	3,791	172		(26)	—	(393)	—	(471)	(1,738)	1,805	3,140	—
Subprime private-label securities	7,068	447		301	—	(1,730)	—	(846)	—	—	5,240	—
Mortgage revenue bonds	5,253	(32)		554	—	(70)	—	(1,682)	—	—	4,023	—
Other	2,885	19		103	—	—	—	(336)	—	—	2,671	—
Total available-for-sale securities	$19,012	$606	(7)(8)	$932	$—	$(2,193)	$—	$(3,337)	$(1,748)	$1,808	$15,080	$—

Mortgage loans	$2,704	$260	(6)(7)	$—	$36	$—	$—	$(344)	$(1,113)	$290	$1,833	$53
Net derivatives	(40)	103	(6)	—	—	—	—	(21)	(2)	5	45	77
Long-term debt:
Of Fannie Mae:
Senior floating	$(955)	$(142)		$—	$—	$—	$(750)	$19	$1,465	$—	$(363)	$(97)
Of consolidated trusts	(518)	(53)		—	—	—	(1)	62	111	(128)	(527)	(49)
Total long-term debt	$(1,473)	$(195)	(6)	$—	$—	$—	$(751)	$81	$1,576	$(128)	$(890)	$(146)

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2013
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2013(5)(6)
	Balance, December 31, 2012	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2013
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$68	$(9)		$—	$—	$—	$—	$(17)	$—	$—	$42	$(9)
Freddie Mac	2	—		—	—	—	—	—	—	—	2	—
Ginnie Mae	1	—		—	—	—	—	(1)	(3)	3	—	—
Alt-A private-label securities	104	256		—	—	—	—	(115)	(435)	808	618	223
Subprime private-label securities	1,319	328		—	—	(50)	—	(149)	—	—	1,448	322
Mortgage revenue bonds	675	(101)		—	—	—	—	(9)	—	—	565	(101)
Other	117	(5)		—	—	—	—	(13)	—	—	99	(5)
Total trading securities	$2,286	$469	(6)(7)	$—	$—	$(50)	$—	$(304)	$(438)	$811	$2,774	$430

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$29	$—		$(1)	$—	$—	$—	$(7)	$(14)	$—	$7	$—
Freddie Mac	10	—		(1)	—	—	—	(2)	(1)	2	8	—
Ginnie Mae	—	—		—	—	—	—	—	(1)	1	—	—
Alt-A private-label securities	6,564	144		464	—	(2,664)	—	(1,040)	(3,357)	3,680	3,791	—
Subprime private-label securities	7,447	120		1,527	359	(1,317)	—	(1,068)	—	—	7,068	—
Mortgage revenue bonds	7,837	25		(449)	—	(35)	—	(2,125)	—	—	5,253	—
Other	3,147	13		125	—	—	—	(400)	—	—	2,885	—
Total available-for-sale securities	$25,034	$302	(7)(8)	$1,665	$359	$(4,016)	$—	$(4,642)	$(3,373)	$3,683	$19,012	$—

Mortgage loans	$2,634	$282	(6)(7)	$—	$346	$(393)	$—	$(459)	$(352)	$646	$2,704	$50
Net derivatives	14	(165)	(6)	—	—	—	—	97	16	(2)	(40)	(51)
Long-term debt:
Of Fannie Mae:
Senior floating	$(400)	$76		$—	$—	$—	$(674)	$43	$—	$—	$(955)	$76
Of consolidated trusts	(1,128)	(250)		—	—	—	(21)	537	434	(90)	(518)	(80)
Total long-term debt	$(1,528)	$(174)	(6)	$—	$—	$—	$(695)	$580	$434	$(90)	$(1,473)	$(4)
__________

(1)
Gains (losses) included in other comprehensive income are included in “Changes in unrealized gains on AFS securities, net of reclassification adjustments and taxes” in the consolidated statements of operations and comprehensive income.

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

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7)	Gains (losses) are included in “Net interest income” in our consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements as of December 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Alt-A private-label securities(2)	$305	Consensus	Default Rate (%)	1.3	-	4.9	3.6
			Prepayment Speed (%)	2.2	-	4.5	3.7
			Severity (%)	20.5	-	95.0	69.3
			Spreads (bps)	219.0	-	263.3	253.1
Total Alt-A private-label securities	305
Subprime private-label securities(2)	526	Consensus	Default Rate (%)	4.2	-	8.4	5.9
			Prepayment Speed (%)	0.4	-	5.3	3.3
			Severity (%)	55.9	-	95.0	73.7
			Spreads (bps)	285.0			285.0
	73	Consensus
	45	Other
Total subprime private-label securities	644
Mortgage revenue bonds	437	Discounted Cash Flow	Spreads (bps)	1.5	-	376.2	298.9
	12	Other
Total mortgage revenue bonds	449
Total trading securities	$1,398

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$4	Other
Alt-A private-label securities(2)	671	Consensus	Default Rate (%)	0.5	-	40.7	3.4
			Prepayment Speed (%)	1.7	-	72.6	13.5
			Severity (%)	1.4	-	95.0	58.5
			Spreads (bps)	225.6	-	280.4	260.0
	201	Consensus
	169	Discounted Cash Flow	Default Rate (%)	4.0	-	5.0	4.8
			Prepayment Speed (%)	4.0	-	7.5	6.4
			Severity (%)	50.0	-	64.0	59.2
			Spreads (bps)	260.0	-	369.4	296.5
Total Alt-A private-label securities	1,041
Subprime private-label securities(2)	343	Single Vendor	Default Rate (%)	2.5	-	7.5	4.8
			Prepayment Speed (%)	1.9	-	5.7	3.3
			Severity (%)	67.6	-	85.7	72.7
			Spreads (bps)	285.0	-	340.0	299.6
	1,848	Consensus	Default Rate (%)	0.5	-	11.3	5.9
			Prepayment Speed (%)	0.5	-	11.2	3.8
			Severity (%)	20.0	-	95.0	79.0
			Spreads (bps)	255.0	-	285.0	283.3
	945	Consensus
	145	Other
Total subprime private-label securities	3,281
Mortgage revenue bonds	991	Single Vendor	Spreads (bps)	(33.1)	-	386.8	37.9
	1,462	Discounted Cash Flow	Spreads (bps)	(15.8)	-	379.1	283.8
	248	Other
Total mortgage revenue bonds	2,701
Other	683	Consensus	Default Rate (%)	0.5	-	4.6	3.4
			Prepayment Speed (%)	2.5	-	15.5	4.7
			Severity (%)	6.6	-	95.0	65.7
			Spreads (bps)	200.0	-	454.4	315.6
	520	Discounted Cash Flow	Default Rate (%)	0.0	-	1.8	0.0
			Prepayment Speed (%)	0.0	-	0.5	0.0
			Severity (%)	95.0			95.0
			Spreads (bps)	260.0	-	350.0	323.6
	201	Other
Total other	1,404
Total available-for-sale securities	$8,431

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements as of December 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$127	Build-Up	Default Rate (%)	0.0	-	99.2	34.8
			Prepayment Speed (%)	3.0	-	100.0	10.4
			Severity (%)	0.0	-	100.0	39.9
	632	Build-Up
	234	Consensus	Default Rate (%)	0.5	-	5.0	3.7
			Prepayment Speed (%)	2.5	-	26.0	6.4
			Severity (%)	20.0	-	89.1	69.0
			Spreads (bps)	255.0	-	277.6	264.6
	274	Consensus
	54	Other
Total single-family	1,321
Multifamily	156	Build-Up	Spreads (bps)	70.0	-	327.2	158.8
Total mortgage loans	$1,477
Net derivatives	$17	Internal Model
	136	Dealer Mark
	4	Other
Total net derivatives	$157
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	Discounted Cash Flow
Of consolidated trusts(4)	(181)	Consensus	Default Rate (%)	0.5	-	3.8	3.4
			Prepayment Speed (%)	2.5	-	26.0	5.6
			Severity (%)	20.0	-	80.6	67.8
			Spreads (bps)	255.0	-	270.0	265.8
	(149)	Consensus
	(166)	Other
Total of consolidated trusts	(496)
Total long-term debt	$(865)

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

(2)	Default Rate as disclosed represents the estimated beginning annualized rate of default and is used as a basis to forecast the future default rates that serve as an input for valuation.

(3)	Includes Fannie Mae, Freddie Mac and Ginnie Mae securities.

(4)
Includes instruments for which the prepayment speed as disclosed represents the estimated annualized rate of prepayment after all prepayment penalty provisions have expired and also instruments for which prepayment speed as disclosed represents the estimated rate of prepayment over the remaining life of the instrument.

In our consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2015 or December 31, 2014. We held $17 million and $93 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2015 and December 31, 2014, respectively.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Fair Value Measurements as of December 31,
	Valuation Techniques	2015	2014
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$3,651	$110
	Single Vendor	336	—
	Other	4	—
Total mortgage loans held for sale, at lower of cost or fair value		3,991	110
Single-family mortgage loans held for investment, at amortized cost	Internal Model	6,379	16,654
	Other	—	60
Total single-family mortgage loans held for investment, at amortized cost		6,379	16,714
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	82	45
	Asset Manager Estimate	236	580
	Other	5	—
Total multifamily mortgage loans held for investment, at amortized cost		323	625
Acquired property, net:
Single-family	Accepted Offers	541	864
	Appraisals	1,117	1,509
	Walk Forwards	433	1,173
	Internal Model	986	1,045
	Other	134	191
Total single-family		3,211	4,782
Multifamily	Broker Price Opinions	—	127
	Other	—	13
Total multifamily		—	140
Other assets	Other	30	45
Total nonrecurring assets at fair value		$13,934	$22,416
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
Consensus: The fair value of single-family nonperforming loans and TDRs on accrual status represents an estimate of the prices we would receive if we were to sell these loans in the whole-loan market. These nonperforming loans and TDRs on accrual status are either two or more months delinquent, in an open modification period, or in a closed modification state (both performing and nonperforming in accordance with the loan’s modified terms). Key factors that influence the price of these loans include collateral value, estimated loan cash flows and mortgage insurance. Collateral value is derived from the current estimated mark-to-market LTV ratio of the individual loan and, where appropriate, a state-level distressed property sales discount. Cash flow characteristics include attributes such as the weighted average coupon rate and loan payment history. The fair value of mortgage insurance is estimated by taking the loan level coverage and adjusting it by the expected claims paying ability of the associated mortgage insurer. The expected claims paying abilities used for estimating the fair value of mortgage insurance are consistent with our credit loss forecast. Fair value is estimated from the extrapolation of

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

indicative sample bids obtained from multiple active market participants plus the estimated value of any applicable mortgage insurance. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
Appraisals: For a portion of our multifamily loans, we use appraisals to estimate the fair value of the loan. There are three approaches used to estimate fair value of a specific property: (1) cost, (2) income capitalization and (3) sales comparison. The cost approach uses the insurable value as a basis. The unobservable inputs used in this model include the estimated cost to construct or replace multifamily properties in the closest localities available. The income capitalization approach estimates the fair value using the present value of the future cash flow expectations by applying an appropriate capitalization rate to the forecasted net operating income. The significant unobservable inputs used in this calculation include rental income, fees associated with rental income, expenses associated with the property including taxes, payroll, insurance and other items, and capitalization rates, which are determined through market extraction and the DSCR. The sales comparison approach compares the prices paid for similar properties, the prices asked by owners and offers made. The unobservable inputs to this methodology include ratios of sales prices to annual gross income, price paid per unit and adjustments made based on financing, conditions of sale and physical characteristics of the property. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
Third-party valuations can be obtained from either an appraisal or a broker price opinion. These valuations are kept current using a monthly walk forward process that updates them for changes in market conditions. When accepted offers or third-party valuations are not available, we generally utilize the home price values determined using an internal model.
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of December 31, 2015, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 18% of our valuations. Based on the number of properties measured as of December 31, 2014, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 19% of our valuations.
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
The Pricing and Verification Group, along with the Credit Valuation team, are responsible for the estimation and verification of the fair value for the majority of our financial assets and financial liabilities, including review of material assumptions used when market-based inputs do not exist. These groups also provide updates to the Finance Committee on relevant market information, pricing trends, significant valuation challenges and the resolution of those challenges. The Finance Committee assumed the responsibilities of the Valuation Oversight Committee (“VOC”) during the fourth quarter of 2015. The Pricing and Verification Group, along with the Credit Valuation team, reside within our Finance Division and are independent of any trading or market related activities. Fair value measurements for acquired property and collateral dependent loans are determined by other valuation groups in the Finance Division.
Our Finance Committee includes senior representation from our Capital Markets segment, our Enterprise Risk Office and our Finance Division, and is responsible for reviewing and approving the methods used in valuing financial instruments for the purpose of financial reporting. The composition of the Finance Committee is set forth in its charter, which was approved by the Chief Executive Officer. Based on its review of valuation methodologies and fair value results for various financial instruments used for financial reporting, the Finance Committee has the ultimate responsibility over all valuation processes and results.
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
We have discussions with the pricing vendors as part of our due diligence process in order to maintain a current understanding of the valuation processes and related assumptions and inputs that these vendors use in developing prices. The prices provided to us by third-party pricing services reflect the existence of market reliance upon credit enhancements, if any, and the current levels of liquidity in the marketplace. If we determine that a price provided to us is outside established parameters or in certain other circumstances, we will further examine the price, including having follow-up discussions with the pricing service or dealer. If we conclude that a price is not valid, we will adjust the price for various factors, such as liquidity, bid-ask spreads and credit considerations. All of these procedures are executed before we use the prices in preparing our financial statements.
Our Real Estate Property Valuation Group utilizes third-party appraisals and broker price opinions along with internal models and market data to compare the values received on a property and determine the valuation risk based on several factors including the deviation between the various values. The property valuation team reviews the valuations with higher valuation risk for reasonableness. The internal models utilized in the process are subject to oversight from the Model Risk Management Group, which is responsible for establishing risk management controls and for reviewing models used in the determination of fair value measurements for financial reporting. In addition, our Quality Control Group reviews the work performed and inspects a portion of the properties in major markets, for which the third-party valuations are obtained, in order to assess the quality of the valuations.
For fair value reporting purposes, we mark each property in inventory each month, incorporating the values assigned by the property valuation team along with other information including accepted offers and predictions from our proprietary distressed home price model.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We calibrate the performance of our proprietary distressed home price model using actual offers in recently observed transactions. The model’s performance is reviewed on a monthly basis by the REO valuation team and compared quarterly to specific model performance thresholds. The results of the validation are regularly reviewed with the Finance Committee.
Our Real Estate Property Valuation Group reviews appraisals and broker price opinions to determine the most appropriate value by comparing data within these products with current comparable properties and market data. We conduct regular performance reviews of the counterparties that provide products and services for this process. In addition, valuation results and trend analyses are reviewed regularly by management responsible for valuing and disposing of real estate.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans that we do not record in our consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes all non-financial instruments; therefore, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of December 31, 2015
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$45,553	$34,953	$10,600	$—	$—	$45,553
Federal funds sold and securities purchased under agreements to resell or similar arrangements	27,350	—	27,350	—	—	27,350
Trading securities	39,908	29,485	9,025	1,398	—	39,908
Available-for-sale securities	20,230	—	11,799	8,431	—	20,230
Mortgage loans held for sale	5,361	—	157	5,541	—	5,698
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	206,544	—	26,544	193,670	—	220,214
Of consolidated trusts	2,807,739	—	2,675,982	157,685	—	2,833,667
Mortgage loans held for investment	3,014,283	—	2,702,526	351,355	—	3,053,881
Advances to lenders	4,308	—	3,902	394	—	4,296
Derivative assets at fair value	894	—	4,729	189	(4,024)	894
Guaranty assets and buy-ups	184	—	—	544	—	544
Total financial assets	$3,158,071	$64,438	$2,770,088	$367,852	$(4,024)	$3,198,354

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$62	$—	$62	$—	$—	$62
Short-term debt:
Of Fannie Mae	71,007	—	71,006	—	—	71,006
Of consolidated trusts	943	—	—	944	—	944
Long-term debt:
Of Fannie Mae	315,128	—	324,248	898	—	325,146
Of consolidated trusts	2,810,593	—	2,819,733	27,175	—	2,846,908
Derivative liabilities at fair value	424	—	9,042	32	(8,650)	424
Guaranty obligations	329	—	—	1,012	—	1,012
Total financial liabilities	$3,198,486	$—	$3,224,091	$30,061	$(8,650)	$3,245,502

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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $1.1 billion as of December 31, 2015 and $3.3 billion as of December 31, 2014. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above was $282.0 billion and $314.0 billion as of December 31, 2015 and 2014, respectively.
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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of December 31,
	2015			2014
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$14,075	$11,133	$23,609	$15,629	$6,403	$19,483
Unpaid principal balance	13,661	11,263	21,604	15,001	6,512	17,810
__________

(1)
Includes nonaccrual loans with a fair value of $238 million and $240 million as of December 31, 2015 and 2014, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of December 31, 2015 and 2014 is $59 million and $75 million, respectively. Includes loans that are 90 days or more past due with a fair value of $256 million and $271 million as of December 31, 2015 and 2014, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of December 31, 2015 and 2014 is $52 million and $78 million, respectively.

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value gains (losses), net” in our consolidated statements of operations and comprehensive income.

	For the Year Ended December 31,
	2015			2014			2013
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$86	$39	$125	$60	$216	$276	$(142)	$(31)	$(173)
Other changes in fair value	(191)	146	(45)	670	(505)	165	(730)	346	(384)
Fair value gains (losses), net	$(105)	$185	$80	$730	$(289)	$441	$(872)	$315	$(557)
In determining the changes in the instrument-specific credit risk for loans, the changes in the associated credit-related components of these loans, primarily the guaranty obligation, were taken into consideration with the change in the fair value of the loans for which we elected the fair value option for financial instruments. In determining the changes in the instrument-specific credit risk for debt, the changes in Fannie Mae debt spreads to LIBOR that occurred during the period were taken into consideration with the change in the fair value of the debt for which we elected the fair value option for financial instruments. Specifically, cash flows are evaluated taking into consideration any derivatives through which Fannie Mae has swapped out of the structured features of the notes and thus created a floating-rate LIBOR-based debt instrument. The change in value of these LIBOR-based cash flows based on the Fannie Mae yield curve at the beginning and end of the period represents the instrument-specific credit risk.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.  Commitments and Contingencies
We are party to various types of legal actions and proceedings, including actions brought on behalf of various classes of claimants. We also are subject to regulatory examinations, inquiries and investigations, and other information gathering requests. In some of the matters, indeterminate amounts are sought. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. This variability in pleadings, together with our and our counsel’s actual experience in litigating or settling claims, leads us to conclude that the monetary relief that may be sought by plaintiffs bears little relevance to the merits or disposition value of claims.
On a quarterly basis, we review relevant information about all pending legal actions and proceedings for the purpose of evaluating and revising our contingencies, accruals and disclosures.
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
We establish an accrual for matters when a loss is probable and we can reasonably estimate the amount of such loss. For legal actions or proceedings where there is only a reasonable possibility that a loss may be incurred, or where we are not currently able to estimate the reasonably possible loss or range of loss, we do not establish an accrual. We are often unable to estimate the possible losses or ranges of losses, particularly for proceedings that are in their early stages of development, where plaintiffs seek indeterminate or unspecified damages, where there may be novel or unsettled legal questions relevant to the proceedings, or where settlement negotiations have not occurred or progressed.
Given the uncertainties involved in any action or proceeding, regardless of whether we have established an accrual, the ultimate resolution of certain of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We lease certain premises and equipment under agreements that expire at various dates through 2033. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $47 million, $43 million and $41 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table summarizes by remaining maturity, non-cancelable future commitments related to loan and mortgage purchases, operating leases and other agreements.

	As of December 31, 2015
	Loans and Mortgage-Related Securities(1)	Operating Leases(2)	Other(3)
	(Dollars in millions)
2016	$58,715	$44	$59
2017	—	46	15
2018	—	32	11
2019	—	49	5
2020	—	53	4
Thereafter	—	718	—
Total	$58,715	$942	$94
__________

(1)	Primarily includes $58.5 billion that has been accounted for as mortgage commitment derivatives.

(2)	Includes amounts related to office buildings and equipment leases.

(3)	Includes purchase commitments for certain telecommunications services, computer software and services, and other agreements and commitments.

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.  Selected Quarterly Financial Information (Unaudited)
The consolidated statements of operations for the quarterly periods in 2015 and 2014 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	For the 2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$115	$116	$99	$114
Available-for-sale securities	376	294	261	225
Mortgage loans	27,044	26,682	26,980	26,993
Other	33	34	37	39
Total interest income	27,568	27,126	27,377	27,371
Interest expense:
Short-term debt	29	33	37	47
Long-term debt	22,472	21,416	21,752	22,247
Total interest expense	22,501	21,449	21,789	22,294
Net interest income	5,067	5,677	5,588	5,077
Benefit (provision) for credit losses	533	(1,033)	1,550	(255)
Net interest income after benefit (provision) for credit losses	5,600	4,644	7,138	4,822
Investment gains, net	342	514	299	181
Fair value gains (losses), net	(1,919)	2,606	(2,589)	135
Fee and other income	308	556	259	225
Non-interest income (loss)	(1,269)	3,676	(2,031)	541
Administrative expenses:
Salaries and employee benefits	351	331	317	320
Professional services	271	251	219	243
Occupancy expenses	43	43	43	53
Other administrative expenses	58	64	373	70
Total administrative expenses	723	689	952	686
Foreclosed property expense	473	182	497	477
TCCA fees	382	397	413	429
Other expenses (income), net	(5)	202	215	201
Total expenses	1,573	1,470	2,077	1,793
Income before federal income taxes	2,758	6,850	3,030	3,570
Provision for federal income taxes	(870)	(2,210)	(1,070)	(1,103)
Net income	1,888	4,640	1,960	2,467
Less: Net income attributable to noncontrolling interest	—	—	—	(1)
Net income attributable to Fannie Mae	1,888	4,640	1,960	2,466
Dividends distributed or available for distribution to senior preferred stockholder	(1,796)	(4,359)	(2,202)	(2,859)
Net income (loss) attributable to common stockholders (Note 11)	$92	$281	$(242)	$(393)

Earnings (loss) per share:
Basic and Diluted	$0.02	$0.05	$(0.04)	$(0.07)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,893	5,762	5,762

FANNIE MAE
(In conservatorship)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the 2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$127	$143	$151	$132
Available-for-sale securities	440	414	395	373
Mortgage loans	28,588	28,165	27,779	27,588
Other	24	24	29	33
Total interest income	29,179	28,746	28,354	28,126
Interest expense:
Short-term debt	20	21	26	27
Long-term debt	24,421	23,821	23,144	22,957
Total interest expense	24,441	23,842	23,170	22,984
Net interest income	4,738	4,904	5,184	5,142
Benefit for credit losses	774	1,639	1,085	466
Net interest income after benefit for credit losses	5,512	6,543	6,269	5,608
Investment gains, net	95	483	171	187
Fair value losses, net	(1,190)	(934)	(207)	(2,502)
Fee and other income	4,355	383	826	323
Non-interest income (loss)	3,260	(68)	790	(1,992)
Administrative expenses:
Salaries and employee benefits	325	319	337	340
Professional services	242	275	263	296
Occupancy expenses	50	47	47	59
Other administrative expenses	55	56	59	7
Total administrative expenses	672	697	706	702
Foreclosed property expense (income)	(262)	(214)	249	369
TCCA fees	322	335	351	367
Other expenses, net	131	238	61	48
Total expenses	863	1,056	1,367	1,486
Income before federal income taxes	7,909	5,419	5,692	2,130
Provision for federal income taxes	(2,584)	(1,752)	(1,787)	(818)
Net income	5,325	3,667	3,905	1,312
Less: Net income attributable to noncontrolling interest	—	(1)	—	—
Net income attributable to Fannie Mae	5,325	3,666	3,905	1,312
Dividends distributed or available for distribution to senior preferred stockholder	(5,692)	(3,712)	(3,999)	(1,920)
Net loss attributable to common stockholders (Note 11)	$(367)	$(46)	$(94)	$(608)
Loss per share:
Basic and Diluted	$(0.06)	$(0.01)	$(0.02)	$(0.11)
Weighted-average common shares outstanding:
Basic and Diluted	5,762	5,762	5,762	5,762

FR025