Form 10-Q
period 2016-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2016-05-05
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of March 31, 2016, there were 1,158,082,750 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Credit Statistics, Single-Family Guaranty Book of Business	5
2	Single-Family Acquisitions Statistics	6
3	Summary of Condensed Consolidated Results of Operations	14
4	Analysis of Net Interest Income and Yield	15
5	Rate/Volume Analysis of Changes in Net Interest Income	16
6	Fair Value Losses, Net	17
7	Total Loss Reserves	18
8	Changes in Combined Loss Reserves	18
9	Troubled Debt Restructurings and Nonaccrual Loans	20
10	Credit Loss Performance Metrics	21
11	Credit Loss Concentration Analysis	22
12	Single-Family Business Results	23
13	Multifamily Business Results	25
14	Capital Markets Group Results	27
15	Capital Markets Group’s Mortgage Portfolio Activity	28
16	Capital Markets Group’s Mortgage Portfolio Composition	29
17	Capital Markets Group’s Mortgage Portfolio	30
18	Summary of Condensed Consolidated Balance Sheets	30
19	Summary of Mortgage-Related Securities at Fair Value	31
20	Activity in Debt of Fannie Mae	33
21	Outstanding Short-Term Borrowings and Long-Term Debt	35
22	Cash and Other Investments Portfolio	36
23	Composition of Mortgage Credit Book of Business	38
24	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	40
25	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2016	42
26	Credit Risk Transferred Pursuant to CAS and CIRT Transactions	43
27	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	45
28	Delinquency Status and Activity of Single-Family Conventional Loans	49
29	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	50
30	Statistics on Single-Family Loan Workouts	51
31	Single-Family Foreclosed Properties	52
32	Multifamily Guaranty Book of Business Key Risk Characteristics	53
33	Mortgage Insurance Coverage	56
34	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	61
35	Derivative Impact on Interest Rate Risk (50 Basis Points)	62

ii

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any fiduciary duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) in “Business—Conservatorship and Treasury Agreements.”
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes and the more detailed information in our 2015 Form 10-K.
This report contains forward-looking statements that are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report. Our actual results may differ materially from those reflected in our forward-looking statements due to a variety of factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report and in our 2015 Form 10-K.
You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2015 Form 10-K.

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
We remain in conservatorship and our conservatorship has no specified termination date. We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. In addition, as a result of our agreements with Treasury and dividend directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero by 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. Our senior preferred stock purchase agreement with Treasury also includes covenants that significantly restrict our business activities. Congress and the Obama Administration continue to consider options for reform of the housing finance system, including the GSEs. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or actions the Administration or FHFA may take with respect to housing finance reform. The conservatorship, the uncertainty of our future, limitations on executive and employee compensation, and negative publicity concerning the GSEs have had and are likely to continue to have an adverse effect on our ability to retain and recruit well-qualified executives and other employees. We provide additional information on the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in our 2015 Form 10-K in “Business—Conservatorship and Treasury Agreements” and “Risk Factors.” We discuss the uncertainty of our future in

“Executive Summary—Outlook” and “Risk Factors” in this report. We discuss proposals for housing finance reform that could materially affect our business in our 2015 Form 10-K in “Business—Housing Finance Reform.”
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

EXECUTIVE SUMMARY
Overview
We reported net income of $1.1 billion for the first quarter of 2016, compared with net income of $1.9 billion for the first quarter of 2015. See “Summary of Our Financial Performance” below for an overview of our financial performance for the first quarter of 2016, compared with the first quarter of 2015. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. For more information regarding our expectations for our future financial performance, see “Outlook” below.
With our expected June 2016 dividend payment to Treasury, we will have paid a total of $148.5 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. For more information regarding our dividend payments to Treasury, see “Treasury Senior Preferred Stock Purchase Agreement” below.
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
Moving from a portfolio-focused business to a guaranty-focused business. In recent years, an increasing portion of our net interest income has been derived from the guaranty fees we receive for managing the credit risk on loans underlying our Fannie Mae MBS, rather than from interest income on our retained mortgage portfolio assets. This shift has been driven by both the impact of guaranty fee increases implemented in 2012 and the reduction of our retained mortgage portfolio in accordance with the requirements of our senior preferred stock purchase agreement with Treasury and direction from FHFA. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). In the first quarter of 2016, approximately two-thirds of our net interest income was derived from our guaranty business. As described in more detail in

“Outlook—Revenues” below, we expect that guaranty fees will continue to account for an increasing portion of our net interest income.
Transferring a portion of the mortgage credit risk on our single-family book of business. In late 2013, we began entering into credit risk transfer transactions with the goal of transferring, to the extent economically sensible, a portion of the mortgage credit risk on some of the recently-acquired loans in our single-family book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. In the aggregate, our credit risk transfer transactions completed through March 31, 2016 transferred a significant portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $590 billion. We intend to continue to engage in credit risk transfer transactions on an ongoing basis, subject to market conditions. Approximately 18% of the loans in our single-family conventional guaranty book of business as of March 31, 2016, measured by unpaid principal balance, were included in a reference pool for a Connecticut Avenue SecuritiesTM (“CAS”) or a Credit Insurance Risk TransferTM (“CIRTTM”) transaction. Over time, we expect that a larger portion of our single-family conventional guaranty book of business will be covered by credit risk transfer transactions. For further discussion of our credit risk transfer transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”
Our business also continues to evolve as a result of our many other efforts to build a safer and sustainable housing finance system and to pursue the strategic goals identified by our conservator, and we continue to invest significant resources towards these goals. See “Business—Executive Summary—Helping to Build a Sustainable Housing Finance System” in our 2015 Form 10-K for a discussion of these efforts and FHFA’s strategic goals for our conservatorship, including a description of some of the actions we are taking pursuant to the mandates of FHFA’s conservatorship scorecards in order to build the policies and infrastructure for a sustainable housing finance system. For more information on FHFA’s 2016 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 17, 2015.
Providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued to provide reliable, large-scale access to affordable mortgage credit to the U.S. housing market in the first quarter of 2016 and remained a leading source of liquidity in the single-family and multifamily markets. We also continued to help struggling homeowners. In the first quarter of 2016, we provided approximately 27,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
Serving customer needs and improving our business efficiency
We are continuing our initiatives to better serve our customers’ needs and improve our business efficiency in 2016. These initiatives include continuing to revise and clarify our representation and warranty framework, implementing innovative new and enhanced tools that deliver greater value and certainty to lenders, simplifying our business processes, and updating our infrastructure. We discuss these initiatives in “Serving Customer Needs and Improving Our Business Efficiency” below and in our 2015 Form 10-K in “Business—Executive Summary.”
Summary of Our Financial Performance
Comprehensive Income
We recognized comprehensive income of $936 million in the first quarter of 2016, consisting of net income of $1.1 billion and other comprehensive loss of $200 million. In comparison, we recognized comprehensive income of $1.8 billion in the first quarter of 2015, consisting of net income of $1.9 billion and other comprehensive loss of $92 million. The decline in our net income in the first quarter of 2016 compared to the first quarter of 2015 was primarily driven by higher fair value losses and lower net revenues, partially offset by an increase in credit-related income.
Fair value losses increased to $2.8 billion in the first quarter of 2016 compared with $1.9 billion in the first quarter of 2015. Fair value losses in the first quarter of 2016 were driven by declines in longer-term swap rates during the period.
Net revenues, which consist of net interest income and fee and other income, were $5.0 billion in the first quarter of 2016, compared with $5.4 billion in the first quarter of 2015. Net interest income of $4.8 billion for the first quarter of 2016 was driven by guaranty fee revenue and interest income earned on mortgage assets in our retained mortgage portfolio.
We recognized credit-related income of $850 million in the first quarter of 2016 compared with $60 million in the first quarter of 2015. Credit-related income in the first quarter of 2016 was primarily driven by a $1.2 billion benefit for credit losses during the quarter, which was primarily attributable to a decline in actual and projected mortgage interest rates. As mortgage interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in our provision for credit losses. In addition, an increase in home prices, including distressed property valuations, also contributed to the benefit for credit losses during the first quarter of 2016.
We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and certain securities. The estimated fair value of our derivatives and securities may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads, and implied volatility, as well as activity related to these financial instruments. We use derivatives to manage the interest rate risk exposure of our net portfolio, which consists of our retained mortgage portfolio, cash and other investments portfolio, and outstanding debt of Fannie Mae. Some of these financial instruments in our net portfolio are not recorded at fair value in our condensed consolidated financial statements, and as a result we may experience accounting gains or losses due to changes in interest rates or other market conditions that may not be indicative of the economic interest rate risk exposure of our net portfolio. See “Risk Management—Market Risk Management, Including Interest Rate Risk Management” for more information. In addition, our credit-related income or expense can vary substantially from period to period based on factors such as changes in actual and expected home prices, borrower payment behavior, the types and volume of our loss mitigation activities, the volumes of foreclosures completed, redesignations of loans from held for investment (“HFI”) to held for sale (“HFS”), and fluctuations in mortgage interest rates.
See “Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth decreased to $2.1 billion as of March 31, 2016 from $4.1 billion as of December 31, 2015 primarily due to our payment to Treasury of $2.9 billion in senior preferred stock dividends, partially offset by our comprehensive income of $936 million during the first quarter of 2016. Our expected dividend payment of $919 million for the second quarter of 2016 is calculated based on our net worth of $2.1 billion as of March 31, 2016 less the applicable capital reserve amount of $1.2 billion.
Single-Family Guaranty Book of Business
Credit Performance
We continued to acquire loans with strong credit profiles and to execute on our strategies for reducing credit losses in the first quarter of 2016, such as helping eligible Fannie Mae borrowers with high loan-to-value (“LTV”) ratio loans refinance into more sustainable loans through the Administration’s Home Affordable Refinance Program® (“HARP®”), offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our REO inventory to appropriately manage costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist struggling homeowners, help stabilize communities and support the housing market.
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

Table 1: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2016	2015
	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	1.44%	1.55%	1.55%	1.59%	1.66%	1.78%
Seriously delinquent loan count	247,281	267,174	267,174	275,548	287,372	308,546
Foreclosed property inventory:
Number of properties(3)	52,289	57,253	57,253	60,958	68,717	79,319
Carrying value	$5,963	$6,608	$6,608	$7,245	$7,997	$8,915
Combined loss reserves	$26,092	$28,325	$28,325	$29,404	$31,510	$32,157
During the period:
Credit-related income (expense)(4)	$828	$(1,035)	$(819)	$1,029	$(1,238)	$(7)
Credit losses(5)	$1,569	$10,731	$2,081	$1,168	$2,109	$5,373
REO net sales price to unpaid principal balance(6)	73%	72%	73%	72%	72%	70%
Short sales net sales price to unpaid principal balance(7)	73%	73%	74%	74%	74%	73%
Loan workout activity (number of loans):
Home retention loan workouts(8)	22,195	100,208	20,300	23,571	27,769	28,568
Short sales and deeds-in-lieu of foreclosure	4,740	22,077	4,761	5,531	6,128	5,657
Total loan workouts	26,935	122,285	25,061	29,102	33,897	34,225
Loan workouts as a percentage of delinquent loans in our guaranty book of business(9)	19.24%	19.95%	16.66%	19.28%	22.69%	21.71%
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
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010, and was 1.44% as of March 31, 2016, compared with 1.55% as of December 31, 2015. We continue to experience disproportionately higher serious delinquency rates and credit losses from single-family loans originated in 2005 through 2008 than from loans originated in other years. Single-family loans originated in 2005 through 2008 constituted 10% of our single-family book of business as of March 31, 2016, but constituted 55% of our seriously delinquent single-family loans as of March 31, 2016 and drove 69% of our single-family credit losses in the first quarter of 2016. For information on the credit performance of our single-family book of business based on loan vintage, see “Table 11: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related Income—Credit Loss Performance Metrics” and “Table 29: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” For information on certain credit characteristics of our single-family book of business based on the period in which we acquired the loans, see “Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
We provide additional information on our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related Income.” We provide more information on the credit performance of mortgage loans in our single-family book of business and our efforts to reduce our credit losses in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” See also “Risk Factors” in our 2015 Form 10-K, where we describe factors that may increase our credit-related expense and credit losses, as well as factors that may adversely affect the success of our efforts to reduce our credit losses.
Recently Acquired Single-Family Loans
Table 2 below displays information regarding our average charged guaranty fee on and select risk characteristics of the single-family loans we acquired in each of the last five quarters, including HARP acquisitions. Table 2 also displays the volume of our single-family Fannie Mae MBS issuances for these periods, which is indicative of the volume of single-family loans we acquired in these periods.
Table 2: Single-Family Acquisitions Statistics

	2016	2015
	Q1	Q4	Q3	Q2	Q1
	(Dollars in millions)
Single-family average charged guaranty fee on new acquisitions, net of TCCA fee (in basis points)(1)	49.2	50.5	50.6	49.9	51.2
Single-family Fannie Mae MBS issuances	$101,797	$104,359	$126,144	$130,974	$110,994
Select risk characteristics of single-family conventional acquisitions:(2)
Weighted average FICO® credit score at origination	746	746	747	750	748
FICO credit score at origination less than 660	6%	6%	6%	5%	5%
Weighted average original LTV ratio(3)	75%	75%	76%	74%	74%
Original LTV ratio over 80%(3)(4)	27%	30%	30%	27%	26%
Original LTV ratio over 95%(3)	3%	3%	3%	3%	2%
Loan purpose:
Purchase	46%	50%	54%	40%	37%
Refinance	54%	50%	46%	60%	63%

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

The average charged guaranty fee on our newly-acquired single-family loans may vary from period to period as a result of shifts in the loan level price adjustments we charge or changes we make to our contractual fee rates. Loan level price adjustments refer to one-time cash fees that we charge at the time we acquire a loan based on its credit characteristics. The contractual fee rates we charge vary to the extent we make changes in our pricing strategy in response to the market and competitive environment.
The single-family loans we acquired in the first quarter of 2016 continued to have a strong credit profile, with a weighted average original LTV ratio of 75% and a weighted average FICO credit score of 746. For more information on the credit risk profile of our single-family conventional loan acquisitions in the first quarter of 2016, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
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
Providing Access to Credit Opportunities for Creditworthy Borrowers
We are continuing our efforts to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of our applicable credit requirements and risk management practices. As part of these efforts, in 2014 we changed our eligibility requirements to increase our maximum LTV ratio from 95% to 97% for loans meeting certain criteria, and in 2015 we announced an improved affordable lending product, HomeReady®, which is designed for creditworthy borrowers with lower and moderate incomes and provides expanded eligibility for financing homes in designated low-income, minority and disaster-impacted communities. We began acquiring loans under our revised eligibility criteria in December 2014 and under HomeReady in December 2015. See “Business—Executive Summary—Single-Family Guaranty Book of Business—Providing Access to Credit Opportunities for Creditworthy Borrowers” in our 2015 Form 10-K for more information regarding these loans, including a discussion of their eligibility requirements, the number of these loans acquired in 2015 and our expectations regarding our future acquisitions of these loans.
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
As a leading provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During the first quarter of 2016, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $115 billion in liquidity to the mortgage market in the first quarter of 2016 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 256,000 mortgage refinancings and approximately 210,000 home purchases, and provided financing for approximately 161,000 units of multifamily housing.

•
Our role in the market enables qualified borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided approximately 27,000 loan workouts in the first quarter of 2016 to help homeowners stay in their homes or otherwise avoid foreclosure. Our loan workout efforts have helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus™ initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 38,000 Refi Plus loans in the first quarter of 2016. Refinancings delivered to us through Refi Plus in the first quarter of 2016 reduced borrowers’ monthly mortgage payments by an average of $192.

•
We support affordability in the multifamily rental market. Over 80% of the multifamily units we financed in the first quarter of 2016 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in our 2015 Form 10-K in “Business—Business Segments—Capital Markets.”

2016 Market Share
We were one of the largest issuers of mortgage-related securities in the secondary market during the first quarter of 2016, with an estimated market share of new single-family mortgage-related securities issuances of 37%, compared with 36% in the fourth quarter of 2015 and 40% in the first quarter of 2015.
We remained a continuous source of liquidity in the multifamily market in the first quarter of 2016. We owned or guaranteed approximately 18% of the outstanding debt on multifamily properties as of December 31, 2015 (the latest date for which information is available).
Serving Customer Needs and Improving Our Business Efficiency
We are engaged in various initiatives to better serve our customers’ needs and improve our business efficiency. We are committed to providing our lender partners with the products, services and tools they need to serve the market more effectively and efficiently. To further this commitment, we are focused on continuing to revise and clarify our representation and warranty framework, implementing innovative new and enhanced tools that deliver greater value and certainty to lenders, and making our customers’ interactions with us simpler and more efficient.
Continuing to revise and clarify our representation and warranty framework. We have taken several actions in recent years to improve our representation and warranty framework. These actions have significantly reduced uncertainty surrounding lenders’ repurchase risk relating to loans they deliver to us, and our intention is that these actions will encourage lenders to safely expand their lending to a wider range of qualified borrowers. As of March 31, 2016, over 1.8 million loans in our book of business had obtained relief from repurchases for breaches of certain representations and warranties. We continue to work on new ways to reduce or clarify lenders’ repurchase risk. See “Business—Executive Summary—Serving Customer Needs and Improving Our Business Efficiency” in our 2015 Form 10-K and “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in both our 2015 Form 10-K and this report for further discussion of changes to our representation and warranty framework and actions we have taken to reduce and clarify lenders’ repurchase risk.

Implementing innovative new and enhanced tools that deliver greater value and certainty to lenders. As described in “Business—Executive Summary—Serving Customer Needs and Improving Our Business Efficiency” in our 2015 Form 10-K, in 2015 we implemented a number of changes designed to help our customers originate mortgages with increased certainty, efficiency and lower costs, and we continue to focus on improving our business to provide value to customers. For example, we expect to implement additional enhancements to Desktop Underwriter® during 2016 to further help our lender customers originate mortgages with increased efficiency and lower costs and to help increase access to credit for creditworthy borrowers, such as incorporating trended credit data and offering third-party validation of specified borrower data.
Making our customers’ interactions with us simpler and more efficient. We are also engaged in a multi-year effort to improve our business efficiency and agility through simplification of our business processes and enhancements to our infrastructure. Many of these improvements are also designed to enhance our customers’ experience when doing business with us, including making our customers’ interactions with us simpler and more efficient. These efforts include replacing some of our systems with simpler, more automated infrastructure that will enable us to more efficiently process transactions and manage our book of business, as well as to better adapt to industry and regulatory changes in the future. We are also implementing infrastructure improvements to support the integration of our business with the common securitization platform and our ability to issue a single GSE security.

Treasury Senior Preferred Stock Purchase Agreement
From 2009 through the first quarter of 2012, we received a total of $116.1 billion from Treasury under the senior preferred stock purchase agreement. This funding provided us with the capital and liquidity needed to fulfill our mission of providing liquidity and support to the nation’s housing finance markets and to avoid triggering mandatory receivership under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”). In addition, a portion of the $116.1 billion we received from Treasury was drawn to pay dividends to Treasury because, prior to 2013, our dividend payments on the senior preferred stock accrued at an annual rate of 10%, and we were directed by our conservator to pay these dividends to Treasury each quarter even when we did not have sufficient income to pay the dividend. We have not received funds from Treasury under the agreement since the first quarter of 2012.
From 2008 through the first quarter of 2016, we paid a total of $147.6 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis. We expect to pay Treasury a senior preferred stock dividend of $919 million by June 30, 2016 for the second quarter of 2016.
We expect to retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $1.2 billion for each quarter of 2016, will decrease to $600 million in 2017 and will decrease to zero in 2018. Those dividend payment provisions are referred to as “net worth sweep” dividend provisions.
Although we expect to remain profitable on an annual basis for the foreseeable future, due to our expectation of continued declining capital and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter, particularly as our capital reserve amount approaches or reaches zero. If that were to occur, we would be required to draw additional funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risks associated with our limited and declining capital.
As described in “Legal Proceedings” and “Note 16, Commitments and Contingencies,” several lawsuits have been filed by preferred and common stockholders of Fannie Mae and Freddie Mac against one or more of the United States, Treasury and FHFA challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac, including challenges to the net worth sweep dividend provisions of the senior preferred stock. We are also a party to some of those lawsuits. We cannot predict the course or the outcome of these lawsuits, or the actions the U.S. government (including Treasury or FHFA) may take in response to any ruling or finding in any of these lawsuits.
Housing and Mortgage Market and Economic Conditions
Economic growth moderated in the first quarter of 2016. According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 0.5% on an annualized basis in the first quarter of 2016, compared with an increase of 1.4% in the fourth quarter of 2015. The overall economy gained an estimated 628,000 non-farm jobs in the first quarter of 2016. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in March 2016, the economy created an estimated 2.8 million non-farm jobs. The unemployment rate was 5.0% in both March 2016 and December 2015.
According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $10.0 trillion of single-family debt outstanding, was estimated to be approximately $11.1 trillion as of December 31, 2015 (the latest date for which information is available), compared with $11.0 trillion as of September 30, 2015.
Housing sales increased in the first quarter of 2016 as compared with the fourth quarter of 2015. Total existing home sales averaged 5.3 million units annualized in the first quarter of 2016, a 1.7% increase from the fourth quarter of 2015, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 8% of existing home sales in March 2016, compared with 8% in December 2015 and 10% in March 2015. According to the U.S. Census Bureau, new single-family home sales increased during the first quarter of 2016, averaging an annualized rate of 517,000 units, a 1.5% gain from the fourth quarter of 2015.
The number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes increased in the first quarter of 2016. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 5.8 months as of March 31, 2016, compared with 5.3 months as of December 31, 2015. According to the National Association of REALTORS®, the months’ supply of existing unsold homes was 4.5 months as of March 31, 2016, compared with a 3.9 months’ supply as of December 31, 2015.
The overall mortgage market serious delinquency rate fell to 3.4% as of December 31, 2015 (the latest date for which information is available), according to the Mortgage Bankers Association’s National Delinquency Survey, its lowest level since the third quarter of 2007, compared with 4.5% as of December 31, 2014. We provide information about Fannie Mae’s serious delinquency rate, which decreased in the first quarter of 2016, in “Single-Family Guaranty Book of Business—Credit Performance.”
Based on our home price index, we estimate that home prices on a national basis increased by 0.5% in the first quarter of 2016, following increases of 4.9% in 2015, 4.4% in 2014 and 7.9% in 2013. Despite the recent increases in home prices, we estimate that, through March 31, 2016, home prices on a national basis remained 5.7% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Despite the recent increases in home prices, many homeowners continue to have “negative equity” in their homes as a result of declines in home prices since 2006, which means their mortgage principal balance exceeds the current market value of their home. This increases the likelihood that borrowers will abandon their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, Inc. the number of residential properties with mortgages in a negative equity position in the fourth quarter of 2015 was approximately 4.3 million, up from 4.2 million in the third quarter of 2015 and down from 5.3 million in the fourth quarter of 2014. The percentage of properties with mortgages in a negative equity position in the fourth quarter of 2015 was 8.5%, up from 8.3% in the third quarter of 2015 and down from 10.7% in the fourth quarter of 2014.
Thirty-year fixed-rate mortgage rates ended the quarter at 3.71% for the week of March 31, 2016, down from 4.01% for the week of December 31, 2015, according to the Freddie Mac Primary Mortgage Market Survey®.
During the first quarter of 2016, the multifamily sector exhibited positive but slowing fundamentals, according to preliminary third-party data, with a modestly higher national vacancy level but also increasing rent growth. The estimated national multifamily vacancy rate for institutional investment-type apartment properties was 5.1% as of March 31, 2016, compared with 5.0% as of December 31, 2015. National asking rents increased by an estimated 0.50% during the first quarter of 2016, compared with a 0.25% increase during the fourth quarter of 2015. Because estimated multifamily rent growth has outpaced wage growth over the past few years, multifamily rental housing affordability has declined in recent years.
Despite the increase in the multifamily vacancy rate, continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 31,000 units during the first quarter of 2016, according to preliminary data from Reis, Inc., compared with approximately 37,000 units during the fourth quarter of 2015. As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. More than 386,000 new multifamily units are expected to be completed this year. Although the bulk of this new supply is concentrated in a limited number of metropolitan areas, we believe this increase in supply will result in lower national net absorption levels in 2016, leading to an increase in the national multifamily vacancy rate and a slowdown in rent growth.
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
We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation. See “Business—Housing Finance Reform” in our 2015 Form 10-K for a discussion of proposals for reform of the housing finance system, including the GSEs, that could materially affect our business, including proposals to wind down Fannie Mae and Freddie Mac. See “Risk Factors” in both this report and our 2015 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
Financial Results. We continued to be profitable in the first quarter of 2016, with net income of $1.1 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our expectation of continued declining capital and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter, particularly as our capital reserve amount approaches or reaches zero. See “Treasury Senior Preferred Stock Purchase Agreement” above and “Risk Factors” in our 2015 Form 10-K for more information on, and the risks associated with, our limited and declining capital. In addition, our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.
Revenues. We currently have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. In recent years, an increasing portion of our net interest income has been derived from guaranty fees rather than from our retained mortgage portfolio assets, due to the impact of guaranty fee increases implemented in 2012 and the reduction of our retained mortgage portfolio. Approximately two-thirds of our net interest income in the first quarter of 2016 was derived from the loans underlying our Fannie Mae MBS in consolidated trusts, which primarily generate income through guaranty fees. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.
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

We forecast that total originations in the U.S. single-family mortgage market in 2016 will decrease from 2015 levels by approximately 9% from an estimated $1.71 trillion in 2015 to $1.56 trillion in 2016, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $795 billion in 2015 to $615 billion in 2016.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 0.5% in the first quarter of 2016. We expect the rate of home price appreciation in 2016 to be similar to the rate in 2015. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-backed securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic and political conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $1.6 billion in the first quarter of 2016, down from $5.4 billion in the first quarter of 2015. We expect our credit losses to be lower in 2016 than our 2015 credit losses. See “Consolidated Results of Operations—Credit-Related Income—Credit Loss Performance Metrics” for a discussion of our credit losses for the first quarter of 2016 and 2015, including the impact on our first quarter 2015 credit losses of our adoption of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) and a change in our accounting policy for nonaccrual loans, which collectively resulted in $3.6 billion in charge-offs in the first quarter of 2015.
Loss Reserves. Our combined loss reserves were $26.3 billion as of March 31, 2016, down from $28.6 billion as of December 31, 2015. Our loss reserves have declined substantially from their peak and are expected to decline further. For a discussion of the factors that contributed to the decline in our loss reserves in the first quarter of 2016, see “Consolidated Results of Operations—Credit-Related Income” and “Consolidated Balance Sheet Analysis—Mortgage Loans.”
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, the level and sources of our future revenues and net interest income, our future dividend payments to Treasury, the credit characteristics of, and the credit risk posed by, our future acquisitions, our future credit risk transfer transactions, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future single-family loan delinquency rates, future mortgage originations, future refinancings, future home prices and future conditions in the multifamily market. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, including negative interest rates; changes in unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our guaranty fee revenues and competitive environment; our future serious delinquency rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; future legislative or regulatory requirements or changes that have a significant impact on our business, such as the enactment of housing finance reform legislation; actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of a single GSE security; limitations on our business imposed by FHFA, in its role as our conservator or as our regulator; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loans; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the fair value of our assets and liabilities; changes in generally accepted accounting principles (“GAAP”); credit availability; global political risks; natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2015 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Housing Finance Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2015 Form 10-K. Also see “Risk Factors” in this report and in our 2015 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
Housing Finance Reform
Congress continues to consider housing finance reform that could result in significant changes in our structure and role in the future. As described in “Business—Housing Finance Reform—Legislative Developments” in our 2015 Form 10-K, in the first session of the 114th Congress, which convened in January 2015, several bills were introduced and considered in the Senate and the House of Representatives relating to Fannie Mae, Freddie Mac and the housing finance system, two of which were enacted into law.
We expect Congress to continue to consider legislation relating to the GSEs and housing finance reform in the current congressional session, including conducting hearings and considering legislation that would alter the housing finance system or the activities or operations of the GSEs. See “Risk Factors” in this report and our 2015 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
2015 Housing Goals Performance
We are subject to housing goals, which establish specified requirements for our mortgage acquisitions relating to affordability or location. Our single-family performance is measured against the lower of benchmarks established by FHFA or goals-qualifying originations in the primary mortgage market. Multifamily goals are established as a number of units to be financed.
For 2015, we believe we met three of our five single-family benchmarks. The two single-family benchmarks we believe we did not meet were the low-income families home purchase benchmark and the very low-income families home purchase benchmark. In addition, we believe we met our multifamily goal and subgoals for 2015. Final performance results will be calculated and published by FHFA after the release in the fall of 2016 of data reported by primary market originators under the Home Mortgage Disclosure Act. To determine whether we met our low-income families home purchase goal and our very low-income families home purchase goal, FHFA will compare our performance with that of the market. We will be in compliance with these goals if we meet the applicable market share measures for these goals. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Housing Goals and Duty to Serve Undeserved Markets—Housing Goals for 2015 to 2017” in our 2015 Form 10-K for a more detailed discussion of our housing goals.
Proposed Rule on Incentive Compensation
On April 26, 2016, FHFA reissued its portion of a proposed rule under Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) relating to incentive compensation. Section 956 of the Dodd-Frank Act requires that FHFA and other financial regulators issue rules or guidelines: (1) prohibiting incentive-based payment arrangements that the regulators determine encourage inappropriate risks by providing excessive compensation or that could lead to material financial loss; and (2) requiring enhanced disclosure and reporting of incentive compensation arrangements. The proposed rule provides that, while we are in conservatorship, FHFA will determine how to best fulfill the requirements and purpose of Section 956, taking into consideration the possible duration of the conservatorship, the nature of our governance, the need to attract and retain management and other talent, limitations on the ability to employ equity-like instruments as incentive-based compensation, and any other circumstances FHFA deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2015 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risks associated with the need for management to make judgments and estimates in applying our accounting policies and methods. We have identified two of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition: fair value measurement and combined loss reserves.
See “MD&A—Critical Accounting Policies and Estimates” in our 2015 Form 10-K for a discussion of these critical accounting policies and estimates.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our condensed consolidated results of operations and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 3: Summary of Condensed Consolidated Results of Operations

	For the Three Months
	Ended March 31,
	2016	2015	Variance
	(Dollars in millions)
Net interest income	$4,769	$5,067	$(298)
Fee and other income	203	308	(105)
Net revenues	4,972	5,375	(403)
Investment gains, net	69	342	(273)
Fair value losses, net	(2,813)	(1,919)	(894)
Administrative expenses	(688)	(723)	35
Credit-related income
Benefit for credit losses	1,184	533	651
Foreclosed property expense	(334)	(473)	139
Total credit-related income	850	60	790
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(440)	(382)	(58)
Other income (expenses), net	(264)	5	(269)
Income before federal income taxes	1,686	2,758	(1,072)
Provision for federal income taxes	(550)	(870)	320
Net income attributable to Fannie Mae	$1,136	$1,888	$(752)
Total comprehensive income attributable to Fannie Mae	$936	$1,796	$(860)

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
Table 4: Analysis of Net Interest Income and Yield

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$238,041	$2,335	3.92%	$271,127	$2,422	3.57%
Mortgage loans of consolidated trusts	2,817,328	24,626	3.50	2,783,994	24,622	3.54
Total mortgage loans(1)	3,055,369	26,961	3.53	3,055,121	27,044	3.54
Mortgage-related securities	85,638	893	4.17	121,734	1,426	4.69
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(59,058)	(624)	4.23	(83,587)	(947)	4.53
Total mortgage-related securities, net	26,580	269	4.05	38,147	479	5.02
Non-mortgage-related securities(2)	50,257	54	0.43	43,941	12	0.11
Federal funds sold and securities purchased under agreements to resell or similar arrangements	24,195	29	0.48	33,409	12	0.14
Advances to lenders	3,546	19	2.12	4,001	21	2.10
Total interest-earning assets	$3,159,947	$27,332	3.46%	$3,174,619	$27,568	3.47%
Interest-bearing liabilities:
Short-term funding debt	$60,085	$50	0.33%	$98,043	$29	0.12%
Long-term funding debt	318,944	1,854	2.33	358,182	1,957	2.19
Total funding debt	379,029	1,904	2.01	456,225	1,986	1.74
Debt securities of consolidated trusts	2,859,494	21,283	2.98	2,849,447	21,462	3.01
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(59,058)	(624)	4.23	(83,587)	(947)	4.53
Total debt securities of consolidated trusts held by third parties	2,800,436	20,659	2.95	2,765,860	20,515	2.97
Total interest-bearing liabilities	$3,179,465	$22,563	2.84%	$3,222,085	$22,501	2.79%
Net interest income/net interest yield		$4,769	0.60%		$5,067	0.64%

	As of March 31,
	2016	2015
Selected benchmark interest rates
3-month LIBOR	0.63%	0.27%
2-year swap rate	0.84	0.81
5-year swap rate	1.17	1.53
10-year swap rate	1.64	2.02
30-year Fannie Mae MBS par coupon rate	2.57	2.65
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $338 million for the first quarter of 2016 compared with $412 million for the first quarter of 2015.

(2)	Includes cash equivalents.
Table 5: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended
	March 31, 2016 vs. 2015
	Total	Variance Due to:(1)
	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(87)	$(312)	$225
Mortgage loans of consolidated trusts	4	293	(289)
Total mortgage loans	(83)	(19)	(64)
Total mortgage-related securities, net	(210)	(126)	(84)
Non-mortgage-related securities(2)	42	2	40
Federal funds sold and securities purchased under agreements to resell or similar arrangements	17	(4)	21
Advances to lenders	(2)	(2)	—
Total interest income	$(236)	$(149)	$(87)
Interest expense:
Short-term funding debt	21	(15)	36
Long-term funding debt	(103)	(223)	120
Total funding debt	(82)	(238)	156
Total debt securities of consolidated trusts held by third parties	144	338	(194)
Total interest expense	$62	$100	$(38)
Net interest income	$(298)	$(249)	$(49)
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Net interest income decreased in the first quarter of 2016 compared with the first quarter of 2015, primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The average balance of our retained mortgage portfolio was 18% lower in the first quarter of 2016 than in the first quarter of 2015. The decrease in net interest income was partially offset by increased guaranty fee revenue, as loans with higher guaranty fees became a larger part of our guaranty book of business in the first quarter of 2016. Net interest yield decreased in the first quarter of 2016 compared with the first quarter of 2015 due to the decline in the percentage of net interest income from our retained mortgage portfolio, which has a higher net interest yield than the net interest yield from guaranty fees. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our retained mortgage portfolio.

Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. Fee and other income decreased in the first quarter of 2016 compared with the first quarter of 2015 primarily driven by lower technology fees as a result of eliminating fees charged to our customers for using our Desktop Underwriter and Desktop Originator® systems beginning in June 2015.
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of available-for-sale securities, gains and losses recognized on the consolidation and deconsolidation of securities, and net other-than-temporary impairments recognized on our investments. Investment gains decreased in the first quarter of 2016 compared with the first quarter of 2015 primarily due to a decline in sales volume of non-agency securities.
Fair Value Losses, Net
Table 6 displays the components of our fair value gains and losses.
Table 6: Fair Value Losses, Net

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Risk management derivatives fair value losses attributable to:
Net contractual interest expense accruals on interest rate swaps	$(269)	$(229)
Net change in fair value during the period	(2,102)	(1,285)
Total risk management derivatives fair value losses, net	(2,371)	(1,514)
Mortgage commitment derivatives fair value losses, net	(362)	(239)
Total derivatives fair value losses, net	(2,733)	(1,753)
Trading securities gains, net	28	36
Other, net(1)	(108)	(202)
Fair value losses, net	$(2,813)	$(1,919)
__________

(1)	Consists of debt fair value gains (losses), net, which includes gains (losses) on CAS; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value Losses, Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. We recognized risk management derivative fair value losses in the first quarter of 2016 and 2015 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the periods.
We present, by derivative instrument type, the fair value gains and losses, net on our derivatives in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value Losses, Net
We recognized fair value losses on our mortgage commitments in the first quarter of 2016 and 2015 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment periods.

Credit-Related Income
We refer to our provision (benefit) for loan losses and provision (benefit) for guaranty losses collectively as our “provision (benefit) for credit losses.” Credit-related income (expense) consists of our provision (benefit) for credit losses and foreclosed property expense (income).

Benefit for Credit Losses
Our total loss reserves provide for an estimate of credit losses incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans. We establish our loss reserves through our provision for credit losses for losses that we believe have been incurred and will eventually be realized over time in our financial statements. When we reduce our loss reserves, we recognize a benefit for credit losses. When we determine that a loan is uncollectible, typically upon foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale), we recognize a charge-off against our loss reserves. For a subset of delinquent single-family loans, we charge off the portion of the loans that is deemed uncollectible prior to foreclosure when the loans have been delinquent for a specified length of time and meet specified mark-to-market LTV ratios. We also recognize charge-offs upon the redesignation of nonperforming loans from HFI to HFS. We record recoveries of previously charged-off amounts as a reduction to charge-offs.
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
Table 7: Total Loss Reserves

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Allowance for loan losses	$25,819	$27,951
Reserve for guaranty losses	513	639
Combined loss reserves	26,332	28,590
Other	120	184
Total loss reserves	26,452	28,774
Fair value losses previously recognized on acquired credit-impaired loans(1)	7,746	8,083
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$34,198	$36,857
__________

(1)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
Table 8: Changes in Combined Loss Reserves

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$28,590	$36,787
Benefit for credit losses	(1,184)	(533)
Charge-offs(1)	(1,303)	(5,389)
Recoveries	165	622
Other(2)	64	1,011
Ending balance	$26,332	$32,498

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$26,092	$28,325
Multifamily	240	265
Total	$26,332	$28,590
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	0.92%	1.00%
Multifamily	0.11	0.12
Combined loss reserves as a percentage of:
Total guaranty book of business	0.87%	0.94%
Recorded investment in nonaccrual loans	53.13	57.86
_________

(1)
Our charge-offs for 2015 reflect initial charge-offs associated with our approach to adopting the charge-off provisions of the Advisory Bulletin, as well as charge-offs relating to a change in accounting policy for nonaccrual loans.

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
The following factors contributed to our benefit for credit losses in the first quarter of 2016:

•
Actual and projected mortgage interest rates declined during the first quarter of 2016. As mortgage interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in the provision for credit losses.

•
Home prices, including distressed property valuations, increased during the first quarter of 2016. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses.

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
Table 9: Troubled Debt Restructurings and Nonaccrual Loans

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
TDRs on accrual status:
Single-family	$137,303	$140,588
Multifamily	347	376
Total TDRs on accrual status	$137,650	$140,964
Nonaccrual loans:
Single-family	$49,018	$48,821
Multifamily	547	591
Total nonaccrual loans	$49,565	$49,412
Accruing on-balance sheet loans past due 90 days or more(1)	$460	$499

	For the Three Months
	Ended March 31,
	2016	2015
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$1,238	$1,666
Interest income recognized for the period(3)	1,610	1,480
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

Foreclosed Property Expense
Foreclosed property expense decreased in the first quarter of 2016 compared with the first quarter of 2015 primarily due to a decline in the number of foreclosed properties in the first quarter of 2016 compared with the first quarter of 2015.
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

Table 10: Credit Loss Performance Metrics

	For the Three Months Ended March 31,
	2016			2015
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$1,138	15.0	bps	$1,212	15.9	bps
Adoption of Advisory Bulletin and change in accounting policy(2)	—	—		3,555	46.6
Foreclosed property expense	334	4.4		473	6.2
Credit losses including the effect of fair value losses on acquired credit-impaired loans	1,472	19.4		5,240	68.7
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(3)	100	1.3		136	1.8
Credit losses and credit loss ratio	$1,572	20.7	bps	$5,376	70.5	bps
Credit losses attributable to:
Single-family	$1,569			$5,373
Multifamily	3			3
Total	$1,572			$5,376
Single-family initial charge-off severity rate(4)		23.16%			30.81%
Multifamily initial charge-off severity rate(4)		15.35%			23.60%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)
Our charge-offs for 2015 reflect initial charge-offs associated with our approach to adopting the charge-off provisions of the Advisory Bulletin, as well as charge-offs relating to a change in accounting policy for nonaccrual loans.

(3)	Includes fair value losses from acquired credit-impaired loans.

(4)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition. The single-family rate includes charge-offs pursuant to the provisions of the Advisory Bulletin and charge-offs of property tax and insurance receivables, while it excludes charge-offs from short sales and third-party sales. Multifamily rate is net of risk-sharing agreements.

Credit losses and our credit loss ratio decreased in the first quarter of 2016 compared with the first quarter of 2015 primarily due to our approach to adopting the charge-off provisions of the Advisory Bulletin and a change in our accounting policy for nonaccrual loans in the first quarter of 2015.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”

Table 11 displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.
Table 11: Credit Loss Concentration Analysis

	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single-Family Credit Losses(2)
	As of			For the Three Months Ended March 31,
	March 31,	December 31,	March 31,
	2016	2015	2015	2016	2015
Geographical Distribution:
California	20%	20%	20%	1%	1%
Florida	6	6	6	9	29
New Jersey	4	4	4	17	22
New York	5	5	5	24	14
All other states	65	65	65	49	34
Select higher-risk product features(3)	22	22	22	58	66
Vintages:(4)
2004 and prior	5	5	7	17	7
2005 - 2008	10	10	12	69	88
2009 - 2016	85	85	81	14	5
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

(4)
Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.

As shown in Table 11, the majority of our credit losses for the first quarter of 2016 continued to be driven by loans originated in 2005 through 2008. Our credit losses in New York were higher in the first quarter of 2016 compared with the first quarter of 2015 because we charged off a greater portion of excessively delinquent loans in this state in the first quarter of 2016 than in the first quarter of 2015. Our credit losses in Florida and New Jersey, as well as credit losses on loans originated in 2005 through 2008, were higher in the first quarter of 2015 compared with the first quarter of 2016 primarily because we charged off a portion of a large number of excessively delinquent loans in these states and relating to these vintages that remained in the foreclosure process pursuant to the revised charge-off policy we implemented in 2015. We provide more detailed single-family credit performance information, including serious delinquency rates share and foreclosure activity, in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, which was enacted by Congress in December 2011, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.” TCCA fees increased in the first quarter of 2016 compared with the first quarter of 2015 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.
Other Income (Expenses), Net
Other income (expenses), net consists of debt extinguishment gains (losses), gains on sale of partnership investments and other miscellaneous income (expenses). We recognized expense during the first quarter of 2016, compared to income during the first quarter of 2015. The shift from income to expense was primarily driven by lower gains on the sale of partnership investments during the first quarter of 2016 compared with the first quarter of 2015.

BUSINESS SEGMENT RESULTS
Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. Under our segment reporting structure, the sum of the results for our three business segments does not equal our condensed consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our condensed consolidated results for segment reporting purposes, we reconcile the activity related to our consolidated trusts and other differences to our condensed consolidated results of operations. We describe the management reporting and allocation process used to generate our segment results in “Note 12, Segment Reporting” in our 2015 Form 10-K.
In this section, we provide a comparative discussion of our segment results for the first quarter of 2016 and 2015. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 11, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
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
Table 12: Single-Family Business Results

	For the Three Months Ended March 31,
	2016	2015	Variance
	(Dollars in millions)
Guaranty fee income(1)	$3,222	$3,040	$182
Credit-related income (expense)(2)	828	(7)	835
TCCA fees(1)	(440)	(382)	(58)
Other expenses(3)	(587)	(539)	(48)
Income before federal income taxes	3,023	2,112	911
Provision for federal income taxes	(643)	(581)	(62)
Net income attributable to Fannie Mae	$2,380	$1,531	$849
Other key performance data:
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$101,797	$110,994
Credit Guaranty Activity
Average single-family guaranty book of business(4)	$2,826,544	$2,845,125
Single-family effective guaranty fee rate:
Total rate, net of TCCA fee (in basis points)(5)(7)	39.4	37.4
Total rate (in basis points)(5)	45.6	42.7
Single-family average charged guaranty fee on new acquisitions:
Total fee, net of TCCA fee (in basis points)(6)(7)	49.2	51.2
Total fee (in basis points)(6)	59.2	61.2
Single-family serious delinquency rate, at end of period(8)	1.44%	1.78%
Market
Single-family mortgage debt outstanding, at end of period (total U.S. market)(9)	$9,986,024	$9,856,221
30-year mortgage rate, at end of period(10)	3.71%	3.69%

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

(9)
Information labeled as of March 31, 2016 is as of December 31, 2015 and is based on the Federal Reserve’s March 2016 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts have been changed to reflect revised historical data from the Federal Reserve.

(10)
Based on Freddie Mac’s Primary Mortgage Market Survey® rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

Pre-tax income increased in the first quarter of 2016 compared with the first quarter of 2015 primarily due to a shift to credit-related income and higher guaranty fee income.
We recognized single-family credit-related income in the first quarter of 2016 compared with credit-related expense in the first quarter of 2015. Credit-related income in the first quarter of 2016 was primarily due to a decline in actual and projected mortgage interest rates. As mortgage interest rates decline, we expect an increase in future prepayments on individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in the provision for credit losses. In addition, an increase in home prices, including distressed property valuations, also contributed to the benefit for credit losses during the first quarter of 2016. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses. See “Consolidated Results of Operations—Credit-Related Income” for more information on the drivers of our credit-related income.
Guaranty fee income and our effective guaranty fee rate increased in the first quarter of 2016 compared with the first quarter of 2015 as loans with higher guaranty fees have become a larger part of our single-family guaranty book of business primarily due to the cumulative impact of guaranty fee price increases implemented in 2012.
Our single-family acquisition volume and single-family Fannie Mae MBS issuances decreased in the first quarter of 2016 compared with the first quarter of 2015, driven primarily by a decrease in refinance activity. Lower refinance activity also drove a decrease in liquidations of loans from our single-family guaranty book of business in the first quarter of 2016 compared with the first quarter of 2015. Accordingly, the size of our single-family guaranty book of business remained relatively flat.
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

Table 13 displays the financial results of our Multifamily business. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income, which includes yield maintenance income. Other items that affect income or loss primarily include credit-related income (expense), gains on partnership investments, and administrative expenses.
Table 13: Multifamily Business Results

	For the Three Months Ended March 31,
	2016	2015	Variance
	(Dollars in millions)
Guaranty fee income	$385	$340	$45
Fee and other income	59	51	8
Gains from partnership investments(1)	20	212	(192)
Credit-related income(2)	22	67	(45)
Other expenses(3)	(115)	(117)	2
Income before federal income taxes	371	553	(182)
Provision for federal income taxes	(38)	(70)	32
Net income attributable to Fannie Mae	$333	$483	$(150)
Other key performance data:
Securitization Activity/New Business
Multifamily new business volume(4)	$12,551	$10,364
Multifamily units financed from new business volume	161,000	134,000
Multifamily Fannie Mae MBS issuances(5)	$12,551	$11,418
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$2,733	$3,434
Multifamily Fannie Mae MBS outstanding, at end of period(6)	$195,410	$173,507
Credit Guaranty Activity
Average multifamily guaranty book of business(7)	$217,076	$205,003
Multifamily effective guaranty fee rate (in basis points)(8)	70.9	66.3
Multifamily credit loss ratio (in basis points)(9)	0.6	0.6
Multifamily serious delinquency rate, at end of period	0.06%	0.09%
Percentage of multifamily guaranty book of business with lender risk-sharing	92%	89%
Fannie Mae percentage of total multifamily mortgage debt outstanding, at end of period(10)	18%	19%
Portfolio Data
Average Fannie Mae multifamily mortgage loans and Fannie Mae MBS in Capital Markets group’s portfolio(11)	$24,241	$39,801
Additional net interest income and yield maintenance income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(12)	$103	$170
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

(5)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS and (b) Fannie Mae portfolio securitization transactions of $1.1 billion for the three months ended March 31, 2015. We had no Fannie Mae portfolio securitization transactions for the three months ended March 31, 2016.

(6)
Includes $9.1 billion and $16.4 billion of Fannie Mae multifamily MBS held in our retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of March 31, 2016 and 2015, respectively.

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

(10)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of March 31, 2016 is as of December 31, 2015 and is based on the Federal Reserve’s March 2016 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

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

Pre-tax income decreased in the first quarter of 2016 compared with the first quarter of 2015 primarily as a result of decreases in gains from partnership investments and credit-related income, partially offset by an increase in guaranty fee income.
Guaranty fee income increased in the first quarter of 2016 compared with the first quarter of 2015 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Credit-related income decreased in the first quarter of 2016 compared with the first quarter of 2015 primarily driven by a smaller reduction in the allowance for loan losses and lower gains resulting from the disposition of fewer REO properties, as the credit performance of the multifamily guaranty book of business remains strong.
Gains from partnership investments decreased in the first quarter of 2016 compared with the first quarter of 2015 as the number of investments continues to decline.
FHFA’s 2016 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $35 billion, excluding certain targeted business segments. On May 4, 2016, FHFA announced an increase in the 2016 multifamily lending caps for Fannie Mae and Freddie Mac from $31 billion to $35 billion. Approximately 69% of Fannie Mae’s multifamily new business volume of $12.6 billion for the first quarter of 2016 counted towards FHFA’s 2016 multifamily volume cap.
Capital Markets Group Results
Table 14 displays the financial results of our Capital Markets group. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s retained mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” in our 2015 Form 10-K and “Note 9, Derivative Instruments” in this report and our 2015 Form 10-K. The primary source of revenue for our Capital Markets group is net interest income. Other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, as well as allocated guaranty fee expense and administrative expenses.

Table 14: Capital Markets Group Results

	For the Three Months Ended March 31,
	2016	2015	Variance
	(Dollars in millions)
Net interest income(1)	$1,092	$1,602	$(510)
Investment gains, net(2)	1,415	1,509	(94)
Fair value losses, net(3)	(2,803)	(1,970)	(833)
Fee and other income	21	55	(34)
Other expenses(4)	(320)	(378)	58
Income (loss) before federal income taxes	(595)	818	(1,413)
(Provision) benefit for federal income taxes	131	(219)	350
Net income (loss) attributable to Fannie Mae	$(464)	$599	$(1,063)
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $488 million and $559 million for the three months ended March 31, 2016 and 2015, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

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

Pre-tax income decreased in the first quarter of 2016 compared with the first quarter of 2015 primarily due to an increase in fair value losses and a decrease in net interest income.
Fair value losses in the first quarter of 2016 were primarily due to fair value losses on our risk management derivatives. The derivatives fair value losses that are reported for the Capital Markets group are consistent with the amounts reported in our condensed consolidated statements of operations and comprehensive income. We discuss our derivatives fair value losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
The decrease in net interest income in the first quarter of 2016 compared with the first quarter of 2015 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap.
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
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Under the agreement, the maximum allowable amount of mortgage assets we are permitted to own as of December 31, 2016 is $339.3 billion.
In 2014, FHFA requested that we submit a revised portfolio plan outlining how we will reduce the portfolio each year to 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions. Accordingly, under our revised portfolio plan, we plan to reduce our retained mortgage portfolio to no more than $305.4 billion as of December 31, 2016, in compliance with both our senior preferred stock purchase agreement with Treasury and FHFA’s request.
In the second half of 2016, we plan to begin securitizing reperforming loans held in our retained mortgage portfolio into Fannie Mae MBS. Reperforming loans are mortgage loans on which the borrower had previously been delinquent but subsequently became current, either with or without a modification. These securitizations will provide us with more flexibility to manage our risk and reduce the size of our portfolio. Over time, we may elect to sell Fannie Mae MBS backed by reperforming loans.
As we continue to reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will continue to decrease. As of March 31, 2016, we owned $332.6 billion in mortgage assets, compared with $345.1 billion as of December 31, 2015. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2015 Form 10-K.
Table 15 displays our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance.
Table 15: Capital Markets Group’s Mortgage Portfolio Activity

	For the Three Months
	Ended March 31,
	2016	2015
	(Dollars in millions)
Mortgage loans:
Beginning balance	$253,592	$285,610
Purchases	43,687	48,788
Securitizations(1)	(39,131)	(42,757)
Sales	(1,104)	—
Liquidations(2)	(8,684)	(10,239)
Mortgage loans, ending balance	248,360	281,402

Mortgage securities:
Beginning balance	91,511	127,703
Purchases(3)	15,181	8,690
Securitizations(1)	39,131	42,757
Sales	(56,662)	(43,668)
Liquidations(2)	(4,877)	(5,200)
Mortgage securities, ending balance	84,284	130,282
Total Capital Markets group’s mortgage portfolio	$332,644	$411,684
__________

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(2)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 16 displays the composition of the unpaid principal balance of our Capital Markets group’s mortgage portfolio and our assessment of the liquidity of these assets. Our assessment is based on the liquidity within the markets in which the assets are traded, the issuers of the assets and the nature of the collateral underlying the assets. Our unsecuritized mortgage loans, private-label mortgage-related securities (“PLS”) and other non-agency securities are considered less liquid. Fannie Mae securities that are collateralized by non-agency mortgage-related securities are also considered to be less liquid.
Table 16: Capital Markets Group’s Mortgage Portfolio Composition

	As of
	March 31, 2016			December 31, 2015
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(Dollars in millions)
Mortgage loans:
Single-family loans:
Government insured or guaranteed	$—	$32,647	$32,647	$—	$33,376	$33,376
Conventional	—	202,759	202,759	—	206,851	206,851
Total single-family loans	—	235,406	235,406	—	240,227	240,227
Multifamily loans:
Government insured or guaranteed	—	220	220	—	224	224
Conventional	—	12,734	12,734	—	13,141	13,141
Total multifamily loans	—	12,954	12,954	—	13,365	13,365
Total mortgage loans	—	248,360	248,360	—	253,592	253,592
Mortgage-related securities:
Fannie Mae	54,829	11,330	66,159	57,185	11,512	68,697
Freddie Mac	4,251	—	4,251	5,232	—	5,232
Ginnie Mae	628	—	628	748	—	748
Alt-A private-label securities	—	2,639	2,639	—	3,481	3,481
Subprime private-label securities	—	4,137	4,137	—	5,212	5,212
Commercial mortgage-backed securities (“CMBS”)	—	2,536	2,536	—	3,515	3,515
Mortgage revenue bonds	—	2,841	2,841	—	3,105	3,105
Other mortgage-related securities	—	1,093	1,093	—	1,521	1,521
Total mortgage-related securities(1)	59,708	24,576	84,284	63,165	28,346	91,511
Total Capital Markets group’s mortgage portfolio	$59,708	$272,936	$332,644	$63,165	$281,938	$345,103
__________

(1)	The fair value of these mortgage-related securities was $89.2 billion and $96.0 billion as of March 31, 2016 and December 31, 2015, respectively.
Our Capital Markets group’s mortgage portfolio decreased as of March 31, 2016 compared with December 31, 2015, as we continued to reduce the size of our retained mortgage portfolio. The overall portfolio decrease was driven by higher sales volumes and liquidations, partially offset by increased purchase activity.
In the first quarter of 2016, we sold nonperforming loans with an aggregate unpaid principal balance of $975 million and reverse mortgage loans with an aggregate unpaid principal balance of $129 million, which reduced our less liquid assets as of March 31, 2016.
The loans we purchased in the first quarter of 2016 included $3.3 billion in delinquent loans we purchased from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements. Table 17 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio.

Table 17: Capital Markets Group’s Mortgage Portfolio

	As of
	March 31, 2016		December 31, 2015
	Unpaid Principal Balance	Percent of Total	Unpaid Principal Balance	Percent of Total
	(Dollars in millions)
TDRs on accrual status	$133,897	40%	$137,117	40%
Nonaccrual loans	46,831	14	47,000	13
All other mortgage-related assets	151,916	46	160,986	47
Total Capital Markets group’s mortgage portfolio	$332,644	100%	$345,103	100%

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 18: Summary of Condensed Consolidated Balance Sheets

	As of
	March 31, 2016	December 31, 2015	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$36,466	$42,024	$(5,558)
Restricted cash	33,873	30,879	2,994
Investments in securities(1)	56,983	60,138	(3,155)
Mortgage loans:
Of Fannie Mae	233,309	238,397	(5,088)
Of consolidated trusts	2,817,457	2,809,198	8,259
Allowance for loan losses	(25,819)	(27,951)	2,132
Mortgage loans, net of allowance for loan losses	3,024,947	3,019,644	5,303
Deferred tax assets, net	37,048	37,187	(139)
Other	32,384	32,045	339
Total assets	$3,221,701	$3,221,917	$(216)
Liabilities and equity
Debt:
Of Fannie Mae	$370,819	$386,135	$(15,316)
Of consolidated trusts	2,828,951	2,811,536	17,415
Other	19,812	20,187	(375)
Total liabilities	3,219,582	3,217,858	1,724
Equity	2,119	4,059	(1,940)
Total liabilities and equity	$3,221,701	$3,221,917	$(216)
__________

(1)
Includes $30.7 billion as of March 31, 2016 and $29.5 billion as of December 31, 2015 of U.S. Treasury securities that are included in our other investments portfolio, which we present in “Table 22: Cash and Other Investments Portfolio.”

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
Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 19 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities. We classify private-label securities as Alt-A, subprime or commercial mortgage-backed securities (“CMBS”) if the securities were labeled as such when issued. We have also invested in subprime private-label securities that we have resecuritized to include our guaranty.
Table 19: Summary of Mortgage-Related Securities at Fair Value

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$9,339	$9,034
Freddie Mac	4,568	5,613
Ginnie Mae	688	817
Alt-A private-label securities	2,227	3,114
Subprime private-label securities	2,950	3,925
CMBS	2,598	3,596
Mortgage revenue bonds	2,927	3,150
Other mortgage-related securities	940	1,404
Total	$26,237	$30,653
The decrease in mortgage-related securities at fair value from December 31, 2015 to March 31, 2016 was primarily driven by sales activity and liquidations, partially offset by higher pricing on agency securities in the first three months of 2016.
Mortgage Loans
The decrease in mortgage loans from December 31, 2015 to March 31, 2016 was primarily due to liquidations outpacing acquisitions. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
The decrease in our allowance for loan losses from December 31, 2015 to March 31, 2016 was primarily driven by declines in actual and projected mortgage interest rates, liquidations of mortgage loans, as well as charge-offs which relieved the allowance on these loans. See “Consolidated Results of Operations—Credit Related Income” for more information.
Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. The decrease in debt of Fannie Mae from December 31, 2015 to March 31, 2016 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts from December 31, 2015 to March 31, 2016 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.

Stockholders’ Equity
Our equity decreased as of March 31, 2016 compared with December 31, 2015 due to our payment of senior preferred stock dividends to Treasury during the first quarter of 2016, partially offset by our comprehensive income recognized during the quarter.

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
This section supplements and updates information regarding liquidity risk management contained in our 2015 Form 10-K. See “MD&A—Liquidity and Capital Management—Liquidity Management” and “Risk Factors” in our 2015 Form 10-K for additional information, including discussions of our primary sources and uses of funds, our liquidity risk management practices and liquidity contingency planning, factors that influence our debt funding activity, factors that may impact our access to or the cost of our debt funding, and factors that could adversely affect our liquidity.
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

Fannie Mae Debt Funding Activity
Table 20 displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption. The increase in our issuances and payoffs of short-term debt during the first quarter of 2016 compared with the first quarter of 2015 was driven by our utilization of short-term notes with overnight maturities in the first quarter of 2016.
Table 20: Activity in Debt of Fannie Mae

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$106,813	$52,111
Weighted-average interest rate	0.27%	0.12%
Long-term:(1)
Amount	$24,268	$16,723
Weighted-average interest rate	1.89%	1.63%
Total issued:
Amount	$131,081	$68,834
Weighted-average interest rate	0.57%	0.49%
Paid off during the period:(2)
Short-term:
Amount	$117,429	$57,726
Weighted-average interest rate	0.23%	0.07%
Long-term:
Amount	$29,252	$23,163
Weighted-average interest rate	2.23%	0.81%
Total paid off:
Amount	$146,681	$80,889
Weighted-average interest rate	0.63%	0.28%
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

Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt, was 16% as of March 31, 2016, compared with 18% as of December 31, 2015. The weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.40% as of March 31, 2016 from 2.41% as of December 31, 2015.
Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 31% as of March 31, 2016 and 32% as of December 31, 2015. The weighted-average maturity of our outstanding debt that is maturing within one year was 129 days as of March 31, 2016, compared with 125 days as of December 31, 2015. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 56 months as of March 31, 2016 and approximately 57 months as of December 31, 2015.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $479.0 billion in 2016. As of March 31, 2016, our aggregate indebtedness totaled $373.8 billion, which was $105.2 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 21 displays information on our outstanding short-term and long-term debt based on its original contractual terms.
Table 21: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	March 31, 2016			December 31, 2015
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$26	—%	—	$62	—%

Short-term debt:
Debt of Fannie Mae	—	$60,417	0.38%	—	$71,007	0.26%
Debt of consolidated trusts	—	822	0.50	—	943	0.19
Total short-term debt		$61,239	0.38%		$71,950	0.26%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2016 - 2030	$154,047	2.40%	2016 - 2030	$154,057	2.49%
Medium-term notes(3)	2016 - 2026	93,385	1.50	2016 - 2025	96,997	1.53
Other(4)	2016 - 2038	25,045	5.08	2016 - 2038	27,772	4.88
Total senior fixed		272,477	2.33		278,826	2.39
Senior floating:
Medium-term notes(3)	2016 - 2019	20,591	0.47	2016 - 2019	20,791	0.27
Connecticut Avenue Securities(5)	2023 - 2028	12,470	4.22	2023 - 2028	10,764	3.84
Other(6)	2020 - 2037	395	9.06	2020 - 2037	368	10.46
Total senior floating		33,456	1.95		31,923	1.58
Subordinated debentures	2019	4,328	9.93	2019	4,227	9.93
Secured borrowings(7)	2021 - 2022	141	1.44	2021 - 2022	152	1.47
Total long-term debt of Fannie Mae		310,402	2.40		315,128	2.41
Debt of consolidated trusts	2016 - 2054	2,828,129	2.94	2016 - 2054	2,810,593	2.94
Total long-term debt		$3,138,531	2.88%		$3,125,721	2.88%
Outstanding callable debt of Fannie Mae(8)		$94,790	1.97%		$96,199	1.92%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $3.0 billion and $3.2 billion as of March 31, 2016 and December 31, 2015, respectively.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)	Includes other long-term debt and foreign exchange bonds.

(5)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans in our single-family guaranty book of business to the investors in these securities, a portion of which is reported at fair value. For additional information on our credit risk-sharing transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”

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
Table 22: Cash and Other Investments Portfolio

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Cash and cash equivalents	$18,916	$14,674
Federal funds sold and securities purchased under agreements to resell or similar arrangements	17,550	27,350
U.S. Treasury securities	30,746	29,485
Total cash and other investments	$67,212	$71,509
Credit Ratings
As of March 31, 2016, our credit ratings have not changed since we filed our 2015 Form 10-K. For additional information on our credit ratings, see “MD&A—Liquidity and Capital Management—Fannie Mae Credit Ratings” in our 2015 Form 10-K.
Cash Flows
Three Months Ended March 31, 2016. Cash and cash equivalents increased by $4.2 billion from $14.7 billion as of December 31, 2015 to $18.9 billion as of March 31, 2016. The increase was primarily driven by cash inflows from (1) proceeds from the sale and liquidation of mortgage-related securities, (2) proceeds from repayments and sales of loans of Fannie Mae and (3) the sale of Fannie Mae MBS to third parties.
Partially offsetting these cash inflows were cash outflows from (1) the redemption of funding debt, which outpaced issuances, due to lower funding needs, (2) the acquisition of delinquent loans out of MBS trusts and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Three Months Ended March 31, 2015. Cash and cash equivalents increased by $1.8 billion from $22.0 billion as of December 31, 2014 to $23.9 billion as of March 31, 2015. The increase in the balance was primarily driven by cash inflows from (1) the sale of Fannie Mae MBS to third parties, (2) proceeds from repayment of loans of Fannie Mae, (3) the sale of our acquired property and (4) proceeds from sale and liquidation of mortgage-related securities.
Partially offsetting these cash inflows were cash outflows from (1) acquiring mortgage loans and providing advances to lenders and (2) the acquisition of delinquent loans out of MBS trusts.
Capital Management
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. The deficit of our core capital over statutory minimum capital was $141.2 billion as of March 31, 2016 and $139.7 billion as of December 31, 2015. For more information on our minimum capital requirements, see “Note 14, Regulatory Capital Requirements” in our 2015 Form 10-K.
Capital Activity
The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis. Our first quarter 2016 dividend of $2.9 billion was declared by FHFA and subsequently paid by us on March 31, 2016. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the second quarter of 2016 of $919 million by June 30, 2016.
The terms of our senior preferred stock provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, which continues to decrease annually. The capital reserve amount is $1.2 billion for dividend periods in 2016, and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018.

We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2016. The current aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of March 31, 2016 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement.
See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2015 Form 10-K for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $26.8 billion as of March 31, 2016 and $27.5 billion as of December 31, 2015.
For a description of our off-balance sheet arrangements, see “MD&A—Off-Balance Sheet Arrangements” in our 2015 Form 10-K.

RISK MANAGEMENT
Our business activities expose us to the following three major categories of risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively monitor and manage these risks by using an established risk management framework. In addition to our exposure to credit, market and operational risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Risk Factors” in this report and in “Business—Housing Finance Reform” in our 2015 Form 10-K. This uncertainty, along with limitations on our employee compensation arising from our conservatorship, could adversely affect our ability to retain and hire qualified employees.
We are also subject to a number of other risks that could adversely impact our business, financial condition and earnings including human capital, model, legal, regulatory and compliance, reputational, technological and cybersecurity, strategic and execution risks. These risks may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions.
In this section we provide an update on our management of our major risk categories. For a more complete discussion of the primary risks we face and how we manage credit risk, market risk and operational risk, see “MD&A—Risk Management” in our 2015 Form 10-K and “Risk Factors” in this report and our 2015 Form 10-K.
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
Mortgage Credit Book of Business
Table 23 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 93% of our mortgage credit book of business as of March 31, 2016 and December 31, 2015.
Table 23: Composition of Mortgage Credit Book of Business

	As of
	March 31, 2016			December 31, 2015
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,811,363	$205,979	$3,017,342	$2,817,251	$198,342	$3,015,593
Unconsolidated Fannie Mae MBS, held by third parties(2)	9,461	1,215	10,676	9,818	1,226	11,044
Other credit guarantees(3)	2,543	13,538	16,081	2,652	13,852	16,504
Guaranty book of business	$2,823,367	$220,732	$3,044,099	$2,829,721	$213,420	$3,043,141
Agency mortgage-related securities(4)	4,871	8	4,879	5,973	7	5,980
Other mortgage-related securities(5)	8,003	5,243	13,246	10,365	6,469	16,834
Mortgage credit book of business	$2,836,241	$225,983	$3,062,224	$2,846,059	$219,896	$3,065,955
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,773,101	$219,302	$2,992,403	$2,778,254	$211,975	$2,990,229
Government Guaranty Book of Business(7)	$50,266	$1,430	$51,696	$51,467	$1,445	$52,912
__________

(1)
Consists of mortgage loans and Fannie Mae MBS recognized in our condensed consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(2)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Consists of single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(4)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(5)	Primarily includes mortgage revenue bonds, Alt-A and subprime PLS and CMBS.

(6)	Consists of mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(7)	Consists of mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In February 2016, we paid $217 million to the funds based on our new business purchases in 2015. Our new business purchases were $115.2 billion in the first three months of 2016. Accordingly, we recognized an expense of $48 million related to this obligation for the first three months of 2016. We expect to pay this amount, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2016, to the funds in February 2017. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Affordable Housing Allocations” in our 2015 Form 10-K for more information regarding this obligation.

In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of March 31, 2016 and December 31, 2015. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of five primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards; (2) the transfer of credit risk through risk-sharing transactions and the use of credit enhancements; (3) portfolio diversification and monitoring; (4) management of problem loans; and (5) REO management. We provide information on our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related Income.” For information on how we evaluate and factors that affect our single-family mortgage credit risk, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in our 2015 Form 10-K.
The single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business. We provide information on non-Fannie Mae mortgage-related securities held in our portfolio in “Note 5, Investments in Securities.”
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter, our proprietary automated underwriting system which measures credit risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. For information on our single-family acquisition and servicing policies and on our underwriting and servicing standards, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” in our 2015 Form 10-K.
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
Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period

	As of March 31, 2016
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%(3)	Serious Delinquency Rate(4)
2009-2016 acquisitions, excluding HARP and other Refi Plus loans	68%	59%	* %	0.23%
HARP loans(5)	10	81	14	1.15
Other Refi Plus loans(6)	7	48	*	0.41
2005-2008 acquisitions	10	76	17	6.98
2004 and prior acquisitions	5	45	1	2.96
Total single-family conventional guaranty book of business	100%	62%	3%	1.44%
__________
* Represents less than 0.5%

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of March 31, 2016.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of March 31, 2016.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the March 31, 2016 serious delinquency rates of loans acquired in 2005 through 2008.

(5)	HARP loans, which we began to acquire in 2009, have LTV ratios at origination in excess of 80%.

(6)	Other Refi Plus loans, which we began to acquire in 2009, includes all other Refi Plus loans that are not HARP loans.
Beginning with loans delivered in 2013, and in conjunction with our representation and warranty framework described below, we have made changes in our quality control process that move the primary focus of our quality control review from the time a loan defaults to shortly after the loan is delivered to us. We have implemented new tools to help identify loans delivered to us that may not have met our underwriting or eligibility guidelines and use these tools to help select discretionary samples of performing loans for quality control review shortly after delivery. We also select random samples of performing loans for quality control review shortly after delivery. Our quality control includes reviewing and recording underwriting defects noted in the file and determining if the loan met our underwriting and eligibility guidelines. We also use these reviews to provide lenders with earlier feedback on underwriting defects.
We derive an eligibility defect rate from our random reviews, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use the eligibility defect rate to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process. As of March 31, 2016, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions made during the twelve months ended July 2015 was 0.94%. We continue to work with lenders to reduce the number of defects.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief under our representation and warranty framework described below. We collectively refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests. The unpaid principal balance of single-family loans that are subject to a repurchase request has declined significantly since we strengthened our underwriting standards in late 2008 and 2009, implemented changes to our quality control process in 2013 and implemented our representation and warranty framework described below. As of March 31, 2016, we had issued repurchase requests on approximately 0.26% of the $476.2 billion of unpaid principal balance of single-family loans delivered to us during the twelve months ended September 2015.
Our total outstanding repurchase requests as of March 31, 2016 were $614 million, compared with $696 million as of December 31, 2015. The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which may be substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. Amounts relating to repurchase requests originating from missing documentation or loan files where a full file review could not be completed are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed. If we are unable to resolve our repurchase requests, either through collection or additional remedies, we will not recover the losses we have recognized on the associated loans.
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
We have continued to enhance our representation and warranty framework. In November 2014, we issued a lender announcement updating and clarifying aspects of our new representation and warranty framework, particularly relating to the “life of loan” representations and warranties that are not eligible for repurchase relief. In October 2015, we issued a lender announcement on alternatives to repurchase that may be offered to lenders in the event of underwriting defects, including providing lenders with specific guidance on what types of loan defects could lead to a repurchase request or an alternative remedy. We believe the changes we have made to our representation and warranty framework, as well as to our quality control process as described above, have significantly reduced uncertainty surrounding lenders’ repurchase risk relating to loans they deliver to us. We continue to work with FHFA to identify opportunities to enhance our representation and warranty framework, providing the mortgage finance industry with more certainty and transparency regarding selling representation and warranty obligations. In February 2016, we announced a new independent dispute resolution process to resolve disagreements over repurchase requests in a timely fashion when needed. This independent dispute resolution process is available for loans delivered on and after January 1, 2016.
As of March 31, 2016, approximately 40% of the outstanding loans in our single-family conventional guaranty book of business were acquired under the representation and warranty framework we implemented in 2013, compared with 38% as of December 31, 2015. Table 25 below displays information regarding the relief status of single-family conventional loans, based on payment history or the satisfactory conclusion of a quality control review, delivered to us under the representation and warranty framework we implemented in 2013.

Table 25: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2016

	As of March 31, 2016
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$168,151	1,167,453	$136,181	648,938	$304,332	1,816,391
Remain eligible for relief	30,827	204,252	993,930	4,834,896	1,024,757	5,039,148
Are not eligible for relief	3,849	25,069	8,476	45,454	12,325	70,523
Total outstanding loans acquired since January 1, 2013	$202,827	1,396,774	$1,138,587	5,529,288	$1,341,414	6,926,062
As of March 31, 2016, approximately 26% of loans acquired under the representation and warranty framework had obtained relief, compared with 19% as of December 31, 2015. The increase in the percentage of loans that have obtained repurchase relief in the first quarter of 2016 was driven by the large number of non-Refi Plus single-family loans purchased in the first quarter of 2013 that have now received representation and warranty relief by meeting the 36-month timely payment history requirement. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans acquired beginning in 2013 that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus of our quality control reviews to shortly after the time the loans are delivered to us. We also retain the right to review any defaulted loans that were not previously reviewed and have not obtained relief, in addition to retaining the right to review all loans for any violations of life of loan representations and warranties.
Transfer of Mortgage Credit Risk
Credit Risk-Sharing Transactions
Our Single-Family business has developed risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. The goal of these transactions is, to the extent economically sensible, to transfer a portion of the existing mortgage credit risk on a portion of recently acquired loans in our single-family guaranty book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through CAS and CIRT transactions. Approximately 18% of the loans in our single-family conventional guaranty book of business as of March 31, 2016, measured by unpaid principal balance, were included in a reference pool for a CAS or CIRT transaction. We have also executed other types of risk-sharing transactions in addition to our CAS and CIRT transactions. In the aggregate, our credit risk transfer transactions completed through March 31, 2016 transferred a significant portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $590 billion.
The loans we have included in our single-family credit risk transfer transactions have been limited to specified categories of loans we have acquired in recent years. Loan categories we have targeted for credit risk transfer transactions generally consist of fixed-rate 30-year single-family conventional loans that meet certain credit performance characteristics, are non-Refi Plus and have LTV ratios between 60% and 97%. These targeted loan categories constituted about half of our loan acquisitions for the twelve months ended November 2014, and over 95% of the loans in these categories that we acquired in the twelve months ended November 2014 were included in a subsequent credit risk transfer transaction. Loans are included in reference pools for credit risk transfer transactions on a lagged basis; typically, about one year after we initially acquire the loans. The portion of our single-family loan acquisitions we include in credit risk transfer transactions can vary from period to period based on market conditions and other factors.
In a CAS transaction, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans. We create a reference pool consisting of recently acquired single-family mortgage loans included in our guaranty book of business. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (that is, first loss, mezzanine and senior) and issue CAS notes related to the first loss and mezzanine risk positions. The mezzanine risk positions we sell in a CAS transaction typically exceed our estimated stress losses for the reference pool. The CAS notes are generally issued with a stated final maturity date of either 10 or 12.5 years from issuance.
Beginning in 2016, we recognize CAS notes we issue to investors at amortized cost as “Debt of Fannie Mae” in our condensed consolidated balance sheets. CAS notes we issued prior to 2016 are recognized at fair value as “Debt of Fannie

Mae” in our condensed consolidated balance sheets. The principal balance of CAS notes decreases as a result of credit losses on loans in the related reference pool. These write downs of the principal balance reduce the total amount of payments we are obligated to make to investors on the CAS notes. Principal reductions resulting from credit losses will first be allocated to the first loss tranches until the first loss tranches are reduced to zero, at which time the principal reductions from credit losses will be allocated to the mezzanine tranches. We have recognized minimal credit losses on the loans in reference pools underlying CAS issuances to date primarily because the loans were acquired in recent years, after we implemented improvements in our credit underwriting practices, and because recent macroeconomic factors such as unemployment rates and home prices have been favorable.
CIRT deals are insurance transactions whereby we obtain actual loss coverage on pools of loans either directly from an insurance provider that retains the risk, or from an insurance provider that simultaneously cedes all of its risk to one or more reinsurers. CIRT deals are structured so that we retain an aggregate amount of initial losses on the loans in the pool, typically 0.5% of the pool unpaid principal balance at the effective date of the coverage, before the insurance layer, typically 2.5% of the pool unpaid principal balance at the effective date of the coverage, attaches. We currently retain the risk of any remaining losses above the insurance layer. The insurance layer typically provides coverage for losses that are in excess of our estimated stress losses for the pool. Insurance benefits are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to the loss. CIRT transactions completed to date have been written for ten-year terms. A portion of the insurers’ or reinsurers’ obligations is collateralized with highly-rated liquid assets held in a trust account. The required amount of collateral is initially determined according to the ratings of such insurer or reinsurer. There are contractual provisions that require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade. We make premium payments on CIRT deals that we recognize in “Other expenses (income), net” in our condensed consolidated statements of operations and comprehensive income.
Table 26 displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our CAS and CIRT transactions through March 31, 2016.
Table 26: Credit Risk Transferred Pursuant to CAS and CIRT Transactions

	At Issuance						As of March 31, 2016
	Retained by Fannie Mae			Credit Risk Transferred to Third Parties(1)
	First Loss Position	Mezzanine Loss Position	Senior Loss Position	First Loss Position	Mezzanine Loss Position	Total Initial Reference Pool(2)	Total Outstanding Reference Pool(1)(2)
	(Dollars in millions)
CAS issuances:
Q1 2016	$474	$94	$63,318	$185	$1,792	$65,863	$65,630
2015	1,058	312	181,282	—	5,921	188,573	160,481
2014	845	355	215,175	—	5,849	222,224	184,499
2013	80	47	25,954	—	675	26,756	21,054
Total CAS issuances	$2,457	$808	$485,729	$185	$14,237	$503,416	$431,664
CIRT transactions:
Q1 2016	$126		$24,412		$629	$25,167	$24,526
2015	202		39,104		1,008	40,314	35,942
2014	32		6,195		192	6,419	4,425
Total CIRT transactions	$360		$69,711		$1,829	$71,900	$64,893
Total CAS and CIRT transactions						$575,316	$496,557
Total outstanding reference pool as a percentage of single-family conventional guaranty book of business							17.91%
__________

(1)	Includes $14.5 billion outstanding for the loss tranches transferred to third parties as of March 31, 2016.

(2)	For CIRT transactions, “reference pool” reflects a pool of covered loans.

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
Although we have designed our CAS and CIRT transactions to mitigate some of our potential future credit losses, these transactions may provide less protection than we expect. In addition, the credit risk transfer market is relatively new, and it is uncertain if there will be adequate demand for these products over the long term to meet our goals for these transactions.
Single-Family Portfolio Diversification and Monitoring
Diversification within our single-family mortgage credit book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing, eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. In some cases, we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle and to guide the development of our loss mitigation strategies. For additional information on key loan attributes, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2015 Form 10-K.

Table 27 displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.
Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended March 31,
	2016	2015	March 31, 2016	December 31, 2015
Original LTV ratio:(5)
<= 60%	19%	19%	21%	21%
60.01% to 70%	14	15	14	14
70.01% to 80%	40	40	38	38
80.01% to 90%(6)	12	12	11	11
90.01% to 100%(6)	15	13	12	12
100.01% to 125%(6)	*	1	3	3
Greater than 125%(6)	*	*	1	1
Total	100%	100%	100%	100%
Weighted average	75%	74%	75%	75%
Average loan amount	$219,195	$221,682	$160,822	$160,741
Estimated mark-to-market LTV ratio:(7)
<= 60%			46%	46%
60.01% to 70%			19	19
70.01% to 80%			17	17
80.01% to 90%			10	10
90.01% to 100%			5	5
100.01% to 125%			2	2
Greater than 125%			1	1
Total			100%	100%
Weighted-average			62%	62%
Product type:
Fixed-rate:(8)
Long-term	81%	80%	76%	76%
Intermediate-term	17	17	17	17
Interest-only	—	—	*	*
Total fixed-rate	98	97	93	93
Adjustable-rate:
Interest-only	—	—	2	2
Other ARMs	2	3	5	5
Total adjustable-rate	2	3	7	7
Total	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	97%	97%
2-4 units	3	3	3	3
Total	100%	100%	100%	100%
Property type:
Single-family homes	90%	90%	91%	91%
Condo/Co-op	10	10	9	9
Total	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended March 31,
	2016	2015	March 31, 2016	December 31, 2015
Occupancy type:
Primary residence	89%	88%	88%	88%
Second/vacation home	4	4	4	4
Investor	7	8	8	8
Total	100%	100%	100%	100%
FICO credit score at origination:
< 620(9)	1%	1%	2%	2%
620 to < 660	5	4	5	5
660 to < 700	13	12	12	12
700 to < 740	21	20	20	20
>= 740	60	63	61	61
Total	100%	100%	100%	100%
Weighted average	746	748	744	744
Loan purpose:
Purchase	46%	37%	33%	33%
Cash-out refinance	20	19	20	20
Other refinance	34	44	47	47
Total	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	13%	14%	15%	15%
Northeast	14	14	18	19
Southeast	22	20	22	22
Southwest	20	18	17	16
West	31	34	28	28
Total	100%	100%	100%	100%
Origination year:
<= 2007			13%	13%
2008			2	2
2009			4	5
2010			6	7
2011			8	8
2012			20	21
2013			18	18
2014			11	11
2015			16	15
2016			2	—
Total			100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 5% of our single-family conventional guaranty book of business as of March 31, 2016 and December 31, 2015, respectively. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “MD&A—Risk

Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—Jumbo Conforming and High-Balance Loans” in our 2015 Form 10-K for information on our loan limits.

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

Credit Profile Summary
Overview
Our acquisitions in the first quarter of 2016 continued to have a strong credit profile with a weighted average original LTV ratio of 75%, compared with 74% in the first quarter of 2015. Our acquisition of loans with original LTV ratios over 80% increased to 27% in the first quarter of 2016, compared with 26% in the first quarter of 2015. This increase was primarily due to a decrease in our acquisitions of refinance loans, which decreased to 54% in the first quarter of 2016, compared with 63% in the first quarter of 2015, and an increase in our acquisitions of home purchase loans. Home purchase loans typically have higher LTV ratios than non-HARP refinance loans. The weighted average FICO credit score of our acquisitions decreased to 746 in the first quarter of 2016, compared with 748 in the first quarter of 2015. Our acquisitions of loans with FICO credit scores at origination of 740 or above decreased to 60% in the first quarter of 2016, compared with 63% in the first quarter of 2015. Our acquisition of loans with FICO credit scores at origination of less than 700 increased to 19% in the first quarter of 2016, compared with 17% in the first quarter of 2015.
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

The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Since 2012, we have acquired HARP loans with LTV ratios greater than 125% for fixed-rate loans of eligible borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of March 31, 2016, HARP loans, which constituted 10% of our single-family book of business, had a weighted average FICO credit score at origination of 728 compared with 744 for loans in our single-family book of business overall.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the newly acquired loans essentially replaces the credit risk on the loans that we already held prior to the refinancing. These loans have higher risk profiles and higher serious delinquency rates than the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate). HARP loans constituted approximately 2% of our total single-family acquisitions in the first quarter of 2016, compared with approximately 3% of total single-family acquisitions in the first quarter of 2015. We expect the volume of refinancings under HARP to continue to decline, due to a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of March 31, 2016 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period.”
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
We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business,” “Note 3, Mortgage Loans” and “Note 13, Concentrations of Credit Risk.”
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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $98.6 billion as of March 31, 2016, represented approximately 4% of our single-family conventional guaranty book of business. Because we discontinued the purchase of newly originated Alt-A loans in 2009, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time.
See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” in our 2015 Form 10-K for a discussion of other types of loans, including jumbo conforming loans, high balance loans, reverse mortgages and mortgages with rate resets.
Problem Loan Management
Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. If a borrower does not make required payments, or is in jeopardy of not making payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan workouts reflect our various types of home retention solutions, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure. When appropriate, we seek to move to foreclosure expeditiously. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem

Loan Management” in our 2015 Form 10-K for a discussion of our work with mortgage servicers to implement our foreclosure prevention initiatives.
FHFA’s 2016 conservatorship scorecard includes objectives relating to reducing the number of our severely aged delinquent loans, including through nonperforming loan sales. In March 2016, we sold approximately 4,700 nonperforming loans with an aggregate unpaid principal balance of $975 million. As of March 31, 2016, we had sold a total of approximately 15,200 nonperforming loans with an aggregate unpaid principal balance of $3.1 billion. We plan to complete additional nonperforming loan sales in 2016.
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
Table 28: Delinquency Status and Activity of Single-Family Conventional Loans

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Delinquency status:
30 to 59 days delinquent	1.25%	1.46%	1.26%
60 to 89 days delinquent	0.33	0.41	0.36
Seriously delinquent (“SDQ”)	1.44	1.55	1.78
Percentage of SDQ loans that have been delinquent for more than 180 days	69%	67%	72%
Percentage of SDQ loans that have been delinquent for more than two years	29	30	34

	For the Three Months Ended March 31,
	2016	2015
Single-family SDQ loans (number of loans):
Beginning balance	267,174	329,590
Additions	62,658	67,358
Removals:
Modifications and other loan workouts	(19,725)	(25,883)
Liquidations and sales	(28,350)	(30,075)
Cured or less than 90 days delinquent	(34,476)	(32,444)
Total removals	(82,551)	(88,402)
Ending balance	247,281	308,546
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010 and is expected to continue to decrease. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance and our acquisition of loans with stronger credit profiles since the beginning of 2009. Loans we acquired since 2009 comprised 85% of our single-family guaranty book of business and had a serious delinquency rate of 0.36% as of March 31, 2016.
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
Certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Our 2005 to 2008 loan vintages represented approximately 45% of the loans added to our seriously delinquent loan population during the first quarter of 2016, and 55% of total seriously delinquent loans as of March 31, 2016. In addition, loans in certain states such as Florida, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
Table 29 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.
Table 29: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis

	As of
	March 31, 2016			December 31, 2015			March 31, 2015
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	20%	5%	0.55%	20%	5%	0.58%	20%	5%	0.66%
Florida	6	11	2.56	6	12	2.86	6	14	3.91
New Jersey	4	10	4.46	4	10	4.87	4	10	5.62
New York	5	11	3.32	5	11	3.55	5	11	4.04
All other states	65	63	1.25	65	62	1.34	65	60	1.48
Product type:
Alt-A	4	17	6.11	4	17	6.53	4	18	7.41
Vintages:
2004 and prior	5	26	2.95	5	26	3.06	7	27	3.17
2005-2008	10	55	7.18	10	57	7.60	12	59	8.04
2009-2016	85	19	0.35	85	17	0.36	81	14	0.35
Estimated mark-to-market LTV ratio:
<= 60%	46	28	0.74	46	27	0.78	42	23	0.85
60.01% to 70%	19	14	1.19	19	14	1.28	19	12	1.29
70.01% to 80%	17	15	1.46	17	15	1.59	18	14	1.62
80.01% to 90%	10	14	2.44	10	14	2.67	10	14	2.76
90.01% to 100%	5	10	3.58	5	11	4.05	6	12	4.08
Greater than 100%	3	19	10.37	3	19	10.76	5	25	10.43
Credit enhancement:(2)
Credit enhanced	19	27	2.39	18	27	2.65	16	26	3.21
Non-credit enhanced	81	73	1.25	82	73	1.34	84	74	1.53

__________

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
Refers to loans included in an agreement used to reduce credit risk by requiring collateral, letters of credit, mortgage insurance, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss.

See “Table 11: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related Income—Credit Loss Performance Metrics” for information on concentrations of our single-family credit losses in recent periods based on geography, credit characteristics and loan vintages.
Loan Workout Metrics
Table 30 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of March 31, 2016, there were approximately 33,200 loans in a trial modification period. For a description of our loan workout types, see “MD&A— Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” in our 2015 Form 10-K.
Table 30: Statistics on Single-Family Loan Workouts

	For the Three Months Ended March 31,
	2016		2015
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention solutions:
Modifications	$3,451	20,899	$4,415	26,700
Repayment plans and forbearances completed(1)	175	1,296	257	1,868
Total home retention solutions	3,626	22,195	4,672	28,568
Foreclosure alternatives:
Short sales	611	2,995	758	3,689
Deeds-in-lieu of foreclosure	265	1,745	304	1,968
Total foreclosure alternatives	876	4,740	1,062	5,657
Total loan workouts	$4,502	26,935	$5,734	34,225
Loan workouts as a percentage of single-family guaranty book of business	0.64%	0.62%	0.81%	0.79%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of home retention solutions completed in the first quarter of 2016 decreased compared with the first quarter of 2015, primarily due to a decline in the number of delinquent loans in the first quarter of 2016, compared with the first quarter of 2015.
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
Our loan modifications can include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these rate reset modifications are performing loans that were modified under HAMP® and have fixed interest rates for an initial five-year period followed by annual interest rate increases, of up to one percent per year, until the mortgage rate reaches the prevailing market rate at the time of modification. The outstanding unpaid principal balance of rate reset modifications in our guaranty book of business was $73.9 billion as of March 31, 2016. During the first quarter of 2016, approximately 17% of these modified loans experienced an interest rate reset to a weighted average interest rate of 3.63%. In anticipation of potential financial hardship related to interest rate increases, we have directed servicers to evaluate rate reset modifications for a re-modification if the loan is at imminent risk of default and the borrower requests a loan modification or if the loan becomes 60 days delinquent within the first 12 months after an interest rate adjustment. Additionally, for borrowers with HAMP modifications we extended “pay for performance” incentives, in the form of principal curtailment, to encourage borrowers to stay current on their mortgages after the initial interest rate reset and to reduce their monthly payments in cases where the borrower chooses to re-amortize their unpaid principal balance following receipt of the incentive. In May 2015, FHFA announced the extension of the ending date for HAMP to December 31, 2016. See “MD&A—Risk Management—Credit Risk Management—Credit Profile Summary—Mortgage Products with Rate Resets” in our 2015 Form 10-K for additional information on the timing of these initial interest rate resets.
As directed by FHFA, in April 2016, we announced a new principal reduction modification program. This program is a targeted effort to assist seriously delinquent borrowers with negative equity in their homes avoid foreclosure and help improve the stability of communities that have not yet recovered from the housing crisis. The program will offer principal reduction to borrowers who meet the specific requirements set forth in the program, including the following: as of March 1, 2016, the borrower is at least 90 days delinquent, has a loan with an unpaid principal balance of $250,000 or less, and is an owner-occupant. In addition, at the time of evaluation, the loan must have a post-modification mark-to-market LTV ratio of more than 115%. The amount of principal reduction we will provide to a borrower who meets the requirements of the program is the lesser of: (1) the amount that would create a post-modification mark-to-market LTV ratio of 115%; or (2) 30% of the gross post-modified unpaid principal balance of the loan. We estimate that approximately 22,000 loans in our single-family guaranty book of business as of March 31, 2016 are eligible for the principal reduction modification program.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 31 displays our foreclosure activity by region. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 31: Single-Family Foreclosed Properties

	For the Three Months
	Ended March 31,
	2016	2015
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	57,253	87,063
Acquisitions by geographic area:(2)
Midwest	3,830	5,428
Northeast	3,679	4,128
Southeast	5,399	10,006
Southwest	1,983	2,387
West	1,476	2,367
Total properties acquired through foreclosure(1)	16,367	24,316
Dispositions of REO	(21,331)	(32,060)
End of period inventory of single-family foreclosed properties (REO)(1)	52,289	79,319
Carrying value of single-family foreclosed properties (dollars in millions)	$5,963	$8,915
Single-family foreclosure rate(3)	0.38%	0.56%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 10 to “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans has resulted in a reduction in the number of REO acquisitions in the first quarter of 2016 as compared with the first quarter of 2015.

In some cases, we engage in third party sales at foreclosure, which allow us to avoid maintenance and other REO expenses we would have incurred had we acquired the property.
We continue to manage our REO inventory to appropriately control costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. As of March 31, 2016 approximately 40% of our REO properties were unable to be marketed, 23% of our REO properties were available for sale, 21% of our REO properties were pending sale settlement and 16% of our REO properties were pending appraisals and being prepared to be listed for sale.
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
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are underwritten by a Fannie Mae-approved lender and may be subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Loans delivered to us by DUS lenders and their affiliates represented 97% of our multifamily guaranty book of business as of March 31, 2016 and December 31, 2015.
We use credit enhancement arrangements, primarily lender risk-sharing, for our multifamily loans. Lenders in the DUS program typically share in loan-level credit losses in one of two ways: (1) they bear losses up to the first 5% of the unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they share up to one-third of the losses on a pro rata basis with us. Non-DUS lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
As of March 31, 2016, 92% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing. Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of March 31, 2016. These risk-sharing agreements not only transfer credit risk, but also better align our interest with that of the lender.
At the time of our purchase or guarantee of multifamily mortgage loans, we and our lenders rely on sound underwriting standards, which generally include third-party appraisals and cash flow analysis. Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance. At underwriting, we evaluate the DSCR based on both actual and underwritten debt service payments. The original DSCR is calculated using the underwritten debt service payments for the loan, rather than the actual debt service payments, which, depending on the interest rate of the loan and loan structure, may result in a more conservative estimate of the debt service payments.
Table 32 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.
Table 32: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	2	3	3
Original DSCR less than or equal to 1.10	13	11	9

The percentage of our book of business with an original DSCR less than or equal to 1.10 has increased to 13% as of March 31, 2016, driven by an increase in business volume funded with adjustable-rate mortgages and with fixed-rate mortgages with different loan structures and actual interest rates below the interest rate at which we underwrite those loans.
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of March 31, 2016 and December 31, 2015. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.06% as of March 31, 2016 and 0.07% as of December 31, 2015. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.
REO Management
The number of multifamily foreclosed properties held for sale increased from 12 properties with a carrying value of $91 million as of December 31, 2015 to 19 properties with a carrying value of $114 million as of March 31, 2016.
Institutional Counterparty Credit Risk Management
Institutional counterparty credit risk is the risk that our institutional counterparties may fail to fulfill their contractual obligations to us. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.
See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Risk Factors” in our 2015 Form 10-K for additional information about institutional counterparty risk, including counterparty risk we face from mortgage originators, investors and dealers, from debt security dealers, from document custodians and from mortgage fraud.
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 43% of our single-family guaranty book of business as of March 31, 2016, compared with approximately 44% as of December 31, 2015. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 17% of our single-family guaranty book of business as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 71% of our multifamily guaranty book of business as of March 31, 2016, compared with approximately 70% as of December 31, 2015. Wells Fargo Bank, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business as of March 31, 2016 and December 31, 2015.
A large portion of our single-family guaranty book is serviced by non-depository servicers. As of March 31, 2016, 19% of our total single-family guaranty book of business, including 61% of our delinquent single-family loans, was serviced by our five largest non-depository servicers, compared with 19% of our total single-family guaranty book of business, including 60% of our delinquent single-family loans, as of December 31, 2015. Compared with depository financial institutions, non-

depository servicers pose additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risks of our reliance on servicers.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 29% of our single-family business acquisition volume in the first quarter of 2016, compared with approximately 32% in the first quarter of 2015. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 12% of our single-family business acquisition volume in the first quarter of 2016, compared with approximately 13% in the first quarter of 2015. We acquire a portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting eligibility breach.
Repurchase Requests
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations, which may have an adverse effect on our results of operations and financial condition. See “Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” for additional information regarding repurchase requests and the balance of our outstanding repurchase requests as of March 31, 2016.
Credit Guarantors
We use various types of credit guarantors to manage our mortgage credit risk, including mortgage insurers, financial guarantors, reinsurers and multifamily lenders with risk sharing.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 33 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties, excluding insurance coverage provided by federal government entities. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of March 31, 2016 and December 31, 2015. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments the counterparties are currently deferring based on the direction of their state regulators, referred to as their deferred payment obligation. As of March 31, 2016 and December 31, 2015, approximately 1% of our total risk in force mortgage insurance coverage and approximately 2% of our total insurance in force mortgage insurance coverage was pool insurance.

Table 33: Mortgage Insurance Coverage

	Risk in Force(1)		Insurance in Force(2)
	As of		As of		Deferred
	March 31,	December 31,	March 31,	December 31,	Payment
	2016	2015	2016	2015	Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
United Guaranty Residential Insurance Co.	$27,547	$27,396	$106,063	$105,627
Radian Guaranty, Inc.	25,198	25,191	98,108	98,274
Mortgage Guaranty Insurance Corp.	24,017	23,850	92,618	92,026
Genworth Mortgage Insurance Corp.	17,010	16,700	66,853	65,735
Essent Guaranty, Inc.	9,173	8,787	37,110	35,673
Arch Mortgage Insurance Co.	3,863	3,697	15,458	14,822
National Mortgage Insurance Corp.	2,535	1,989	14,140	11,997
Others	243	233	1,473	1,409
Total approved	109,586	107,843	431,823	425,563
Not approved:(5)
PMI Mortgage Insurance Co.(6)	4,578	4,805	18,299	19,212	30%
Republic Mortgage Insurance Co.(6)	3,740	3,921	14,700	15,450	—
Triad Guaranty Insurance Corp.(6)	1,293	1,348	4,662	4,864	25%
Others	14	14	42	44
Total not approved	9,625	10,088	37,703	39,570
Total	$119,211	$117,931	$469,526	$465,133
Total as a percentage of single-family guaranty book of business	4%	4%	17%	16%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in the state of domicile as of March 31, 2016.

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
We manage our exposure to mortgage insurers by maintaining eligibility requirements that an insurer must meet to be a qualified mortgage insurer. We require a certification and supporting documentation annually from each mortgage insurer and perform periodic reviews of mortgage insurers to confirm compliance with eligibility requirements and to evaluate their management, control and underwriting practices. Our monitoring of the mortgage insurers includes in-depth financial reviews and analyses of the insurers’ portfolios and capital adequacy under hypothetical stress scenarios.
Although the financial condition of our primary mortgage insurer counterparties currently approved to write new business has improved in recent years, there is still a risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. In addition, as shown in “Table 33: Mortgage Insurance Coverage,” three of our top mortgage insurer counterparties—PMI Mortgage Insurance Co., Republic Mortgage Insurance Company and Triad Guaranty Insurance Corporation—are currently under various forms of supervised control by their state regulators and are in run-off, which increases the risk that these counterparties will pay claims only in part or fail to pay claims at all under existing insurance policies. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risks to our business of claims under our mortgage insurance policies not being paid in full or at all, including the risks associated with our three mortgage insurance counterparties that are in run off.

When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. The amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $1.9 billion as of March 31, 2016 and $2.3 billion as of December 31, 2015.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.1 billion recorded in “Other assets” in our condensed consolidated balance sheets as of March 31, 2016 and $1.2 billion as of December 31, 2015 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $197 million as of March 31, 2016 and $241 million as of December 31, 2015 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $742 million as of March 31, 2016 and $770 million as of December 31, 2015. The valuation allowance reduces our claim receivable to the amount considered probable of collection as of March 31, 2016 and December 31, 2015.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $2.9 billion as of March 31, 2016 and $3.2 billion as of December 31, 2015. See “Note 15, Concentrations of Credit Risk” in our 2015 Form 10-K for a further discussion of our exposure to financial guarantors.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $15.4 billion as of March 31, 2016 and $16.7 billion as of December 31, 2015.
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
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $48.3 billion as of March 31, 2016, compared with $46.2 billion as of December 31, 2015. As of March 31, 2016, 42% of our maximum potential loss recovery on multifamily loans was from four DUS lenders, compared with 40% as of December 31, 2015.
As noted above in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of March 31, 2016, approximately 36% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with approximately 35% as of December 31, 2015. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.

Custodial Depository Institutions
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of March 2016, approximately $1.8 billion, or 6%, of our total deposits for single-family payments and approximately $1.2 billion, or 60%, of our total deposits for multifamily payments received and held by these institutions was in excess of the deposit insurance protection limit. During the month of December 2015, approximately $2.0 billion, or 6%, of our single-family payment deposits and $1.3 billion, or 39%, of our multifamily payment deposits were in excess of this limit. These amounts can vary as they are calculated based on individual payments of mortgage borrowers, which requires us to estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
A total of $30.6 billion in deposits for single-family payments were received and held by 263 institutions during the month of March 2016 and a total of $31.5 billion in deposits for single-family payments were received and held by 263 institutions during the month of December 2015. Of these total deposits, 92% as of March 31, 2016 and December 31, 2015, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 81% of these deposits as of March 31, 2016, compared with 83% as of December 31, 2015.
During the month of March 2016, a total of $2.0 billion in deposits for multifamily payments were received and held by 28 institutions, and $3.4 billion in deposits for multifamily payments were received and held by 28 institutions during the month of December 2015. Of these total deposits, 97% as of March 31, 2016, compared with 98% as of December 31, 2015, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 91% of these deposits as of March 31, 2016, compared with 95% as of December 31, 2015.
Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of March 31, 2016 and December 31, 2015, we held $2.0 billion in short-term unsecured deposits with two financial institutions that had a short-term credit rating of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us, which may require us to seek a replacement derivative from a different counterparty. This replacement may be at a higher cost, or we may be unable to find a suitable replacement. Historically, our risk management derivative transactions have been made pursuant to bilateral contracts with a specific counterparty governed by the terms of an International Swaps and Derivatives Association Inc. master agreement. Pursuant to regulations implementing the Dodd-Frank Act, we are required to submit certain categories of new interest rate swaps to a derivatives clearing organization. We refer to our derivative transactions made pursuant to bilateral contracts as our over-the-counter (“OTC”) derivative transactions and our derivative transactions accepted for clearing by a derivatives clearing organization as our cleared derivative transactions.
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
Our institutional credit risk exposure to derivatives clearing organizations and certain of their members will continue to increase in the future as cleared derivative contracts comprise a larger percentage of our derivative instruments. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists.
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure was $34 million as of March 31, 2016 and $31 million as of December 31, 2015. The majority of our total exposure as of each date consisted of mortgage insurance contracts accounted for as derivatives.
As of March 31, 2016 and December 31, 2015, we had sixteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with all of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 7% as of March 31, 2016 and December 31, 2015.
See “Note 9, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of March 31, 2016 and December 31, 2015.
Market Risk Management, Including Interest Rate Risk Management
We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss in value or expected future earnings that may result from changes to interest rates. Spread risk or basis risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. We describe our sources of interest rate risk exposure, business risks posed by changes in interest rates, and our strategy for managing interest rate risk and spread risk in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” and in “Risk Factors” in both our 2015 Form 10-K and this report.
Measurement of Interest Rate Risk
Below we present two quantitative metrics that provide estimates of our interest rate risk exposure: (1) fair value sensitivity of our net portfolio to changes in interest rate levels and slope of yield curve; and (2) duration gap. Our net portfolio consists of our retained mortgage portfolio assets; cash and other investments portfolio assets; our outstanding debt of Fannie Mae that is used to fund our retained mortgage portfolio assets and cash and other investments portfolio assets; mortgage commitments; and risk management derivatives. Risk management derivatives along with our debt instruments are used to manage interest rate risk.
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
Table 34 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. Table 34 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended March 31, 2016 and 2015.
The sensitivity measures displayed in Table 34, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 34: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	March 31, 2016(2)	December 31, 2015(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.4	$0.4
-50 basis points	0.2	0.1
+50 basis points	(0.1)	(0.1)
+100 basis points	(0.2)	(0.4)
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	(0.0)	(0.0)

	For the Three Months Ended March 31, 2016(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$0.1	$0.0
Minimum	(0.9)	0.0	0.0
Maximum	0.7	0.1	0.4
Standard deviation	0.3	0.0	0.1

	For the Three Months Ended March 31, 2015(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.2	$0.0	$0.0
Minimum	(0.5)	0.0	0.0
Maximum	1.1	0.1	0.1
Standard deviation	0.4	0.0	0.0
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, convexity risk was the primary driver of the market value sensitivity of our net portfolio in those periods.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 35 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 35: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of
	March 31, 2016	December 31, 2015
	(Dollars in billions)
Before derivatives	$(1.6)	$(1.5)
After derivatives	(0.1)	(0.1)
Effect of derivatives	1.5	1.4
__________

(1)	Measured on the last day of each period presented.
Liquidity Risk Management
See “MD&A—Liquidity and Capital Management—Liquidity Management” in our 2015 Form 10-K and in this report for a discussion of how we manage liquidity risk.
Operational Risk Management
See “MD&A—Risk Management—Operational Risk Management” in our 2015 Form 10-K for information on operational risks that we face and our framework for managing operational risk.

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

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $919 million for the second quarter of 2016 by June 30, 2016;

•
Our expectation that we will retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount;

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

•
Our expectation that we will implement additional enhancements to Desktop Underwriter during 2016 to further help our lender customers originate mortgages with increased efficiency and lower costs and to help increase access to credit for creditworthy borrowers;

•	The expectation that more than 386,000 new multifamily units will be completed this year;

•
Our belief that the increase in the supply of new multifamily units in 2016 will result in lower national net absorption levels in 2016, leading to an increase in the national multifamily vacancy rate and a slowdown in rent growth;

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

•
Our expectation that increases in our guaranty fee revenues will partially offset the negative impact of the decline in our retained mortgage portfolio, and our expectation that the extent to which the positive impact of increased guaranty fee revenues will offset the negative impact of the decline in the size of our retained mortgage portfolio will depend on many factors, including: changes to guaranty fee pricing we may make in the future and their impact on our competitive environment and guaranty fee revenues; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio; economic and housing market conditions, including changes in interest rates; our market share; and legislative and regulatory changes;

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

•
Our forecast that total originations in the U.S. single-family mortgage market in 2016 will decrease from 2015 levels by approximately 9% from an estimated $1.71 trillion in 2015 to $1.56 trillion in 2016;

•	Our forecast that the amount of originations in the U.S. single family mortgage market that are refinancings will decrease from an estimated $795 billion in 2015 to $615 billion in 2016;

•	Our expectation that the rate of home price appreciation in 2016 will be similar to the rate in 2015;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•	Our expectation that our credit losses will be lower in 2016 than our 2015 credit losses;

•	Our expectation that our loss reserves will decline further;

•	Our belief that we met three of five single-family housing goal benchmarks and each of our multifamily goals and subgoals for 2015;

•
Our plan to begin securitizing reperforming loans held in our retained mortgage portfolio into Fannie Mae MBS in the second half of 2016, and our expectation that these securitizations will provide us with more flexibility to manage our risk and reduce the size of our portfolio;

•
Our expectation that we will pay $48 million that we accrued in the first quarter of 2016, plus additional amounts to be accrued based on our new business purchases in the remaining nine months of 2016, to specified HUD and Treasury funds in February 2017;

•	Our expectation that the guaranty fees we collect and the expenses we incur under the TCCA will continue to increase in the future;

•
Our plan to reduce our retained mortgage portfolio to no more than $305.4 billion as of December 31, 2016, in compliance with both our senior preferred stock purchase agreement with Treasury and FHFA’s request;

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

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not approach the levels of the March 31, 2016 serious delinquency rates of loans acquired in 2005 through 2008;

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

•
Our expectation that our institutional credit risk exposure to derivatives clearing organizations and certain of their members will continue to increase in the future as cleared derivative contracts comprise a larger percentage of our derivative instruments;

•	Our assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments;

•
Our expectation that, as a result of our various loss mitigation and foreclosure prevention efforts, a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose;

•	Our plan to complete additional nonperforming loan sales in 2016;

•	Our expectation that our single-family serious delinquency rate will continue to decrease;

•	Our expectation that we will not remediate the material weakness relating to our disclosure controls and procedures while we are under conservatorship;

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

Forward-looking statements reflect our management’s or in some cases FHFA’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, including negative interest rates; changes in unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues; challenges we face in retaining and hiring qualified executives and other employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of a single GSE security; limitations on our business imposed by FHFA, in its role as our conservator or as our regulator; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the structure and regulation of the financial services industry; credit availability; global political risks; natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and those factors described in “Risk Factors” in this report and in our 2015 Form 10-K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report.
Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in our 2015 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$18,916	$14,674
Restricted cash (includes $29,302 and $25,865, respectively, related to consolidated trusts)	33,873	30,879
Federal funds sold and securities purchased under agreements to resell or similar arrangements	17,550	27,350
Investments in securities:
Trading, at fair value (includes $1,200 and $135, respectively, pledged as collateral)	40,000	39,908
Available-for-sale, at fair value (includes $80 and $285, respectively, related to consolidated trusts)	16,983	20,230
Total investments in securities	56,983	60,138
Mortgage loans:
Loans held for sale, at lower of cost or fair value	4,639	5,361
Loans held for investment, at amortized cost:
Of Fannie Mae	228,687	233,054
Of consolidated trusts	2,817,440	2,809,180
Total loans held for investment (includes $13,714 and $14,075, respectively, at fair value)	3,046,127	3,042,234
Allowance for loan losses	(25,819)	(27,951)
Total loans held for investment, net of allowance	3,020,308	3,014,283
Total mortgage loans	3,024,947	3,019,644
Deferred tax assets, net	37,048	37,187
Accrued interest receivable (includes $7,246 and $6,974, respectively, related to consolidated trusts)	7,978	7,726
Acquired property, net	6,188	6,766
Other assets	18,218	17,553
Total assets	$3,221,701	$3,221,917
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,212 and $8,194, respectively, related to consolidated trusts)	$9,909	$9,794
Debt:
Of Fannie Mae (includes $10,901 and $11,133, respectively, at fair value)	370,819	386,135
Of consolidated trusts (includes $28,563 and $23,609, respectively, at fair value)	2,828,951	2,811,536
Other liabilities (includes $408 and $448, respectively, related to consolidated trusts)	9,903	10,393
Total liabilities	3,219,582	3,217,858
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,082,750 shares outstanding	687	687
Accumulated deficit	(128,665)	(126,942)
Accumulated other comprehensive income	1,207	1,407
Treasury stock, at cost, 150,679,953 shares	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	2,107	4,030
Noncontrolling interest	12	29
Total equity (See Note 1: Impact of U.S. Government Support for information on our dividend obligation to Treasury)	2,119	4,059
Total liabilities and equity	$3,221,701	$3,221,917

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months
	Ended March 31,
	2016	2015
Interest income:
Trading securities	$120	$115
Available-for-sale securities	203	376
Mortgage loans (includes $24,626 and $24,622, respectively, related to consolidated trusts)	26,961	27,044
Other	48	33
Total interest income	27,332	27,568
Interest expense:
Short-term debt	51	29
Long-term debt (includes $20,658 and $20,515, respectively, related to consolidated trusts)	22,512	22,472
Total interest expense	22,563	22,501
Net interest income	4,769	5,067
Benefit for credit losses	1,184	533
Net interest income after benefit for credit losses	5,953	5,600
Investment gains, net	69	342
Fair value losses, net	(2,813)	(1,919)
Fee and other income	203	308
Non-interest loss	(2,541)	(1,269)
Administrative expenses:
Salaries and employee benefits	364	351
Professional services	215	271
Occupancy expenses	45	43
Other administrative expenses	64	58
Total administrative expenses	688	723
Foreclosed property expense	334	473
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	440	382
Other expenses (income), net	264	(5)
Total expenses	1,726	1,573
Income before federal income taxes	1,686	2,758
Provision for federal income taxes	(550)	(870)
Net income	1,136	1,888
Other comprehensive loss:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(198)	(91)
Other	(2)	(1)
Total other comprehensive loss	(200)	(92)
Total comprehensive income attributable to Fannie Mae	$936	$1,796
Net income attributable to Fannie Mae	1,136	1,888
Dividends distributed or available for distribution to senior preferred stockholder (Note 10)	(919)	(1,796)
Net income attributable to common stockholders (Note 10)	$217	$92
Earnings per share:
Basic	$0.04	$0.02
Diluted	0.04	0.02
Weighted-average common shares outstanding:
Basic	5,762	5,762
Diluted	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(3,111)	$(1,249)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	975	296
Proceeds from sales of trading securities held for investment	792	483
Proceeds from maturities and paydowns of available-for-sale securities	883	1,232
Proceeds from sales of available-for-sale securities	3,802	2,171
Purchases of loans held for investment	(39,935)	(44,460)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	5,026	5,348
Proceeds from sales of loans acquired as held for investment of Fannie Mae	849	—
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	104,669	124,849
Net change in restricted cash	(2,994)	(8,897)
Advances to lenders	(25,635)	(30,804)
Proceeds from disposition of acquired property and preforeclosure sales	4,129	5,490
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	9,800	10,720
Other, net	(545)	154
Net cash provided by investing activities	61,816	66,582
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	180,322	114,467
Payments to redeem debt of Fannie Mae	(196,016)	(126,608)
Proceeds from issuance of debt of consolidated trusts	71,723	68,943
Payments to redeem debt of consolidated trusts	(107,575)	(118,409)
Payments of cash dividends on senior preferred stock to Treasury	(2,859)	(1,920)
Other, net	(58)	31
Net cash used in financing activities	(54,463)	(63,496)
Net increase in cash and cash equivalents	4,242	1,837
Cash and cash equivalents at beginning of period	14,674	22,023
Cash and cash equivalents at end of period	$18,916	$23,860
Cash paid during the period for:
Interest	$26,013	$26,235
Income taxes	360	—

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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2016. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of March 31, 2016. As of March 31, 2016, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
Based on the terms of the senior preferred stock, we paid Treasury a dividend of $2.9 billion on March 31, 2016 based on our net worth of $4.1 billion as of December 31, 2015 less the applicable capital reserve amount of $1.2 billion. We expect to pay Treasury an additional dividend of $919 million by June 30, 2016 based on our net worth of $2.1 billion as of March 31, 2016 less the applicable capital reserve amount of $1.2 billion. The capital reserve amount was $1.8 billion for dividend

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

periods in 2015. The capital reserve amount will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the three months ended March 31, 2016 may not necessarily be indicative of the results for the year ending December 31, 2016. The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2016 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), filed with the SEC on February 19, 2016.
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $141.2 billion as of March 31, 2016 and $139.7 billion as of December 31, 2015.
Under the terms of the senior preferred stock, we are required to pay Treasury a dividend each quarter, when, as and if declared, equal to the excess of our net worth as of the end of the preceding quarter over an applicable capital reserve amount. The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis. Therefore, we do not expect to eliminate our deficit of core capital over statutory minimum capital.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of March 31, 2016, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties. In 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $16 million for the three months ended March 31, 2016 and 2015 due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three months ended March 31, 2016, we made tax payments of $360 million to the Internal Revenue Service (“IRS”), a bureau of Treasury. We did not make any tax payments during the three months ended March 31, 2015. We received no refund from the IRS during the three months ended March 31, 2016. We received a refund of $135 million from the IRS during the three months ended March 31, 2015 for income tax adjustments related to tax years 2004 through 2006.
Under the new issue bond (“NIB”) program, we had $3.7 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of March 31, 2016 and December 31, 2015. Treasury will bear the initial losses of principal under the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the securities we have issued. Treasury will also bear any losses of unpaid interest under the program. As of March 31, 2016, there had been no losses of principal or interest under the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

comprehensive income. We recognized $440 million and $382 million for the three months ended March 31, 2016 and 2015, respectively, of which $440 million had not been remitted to Treasury as of March 31, 2016.
We incurred expenses in connection with certain funding obligations under the GSE Act, a portion of which is attributable to Treasury’s Capital Magnet and HOPE Funds. These expenses, recognized in “Other expenses (income), net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $25 million and $18 million in other expenses in connection with Treasury’s Capital Magnet and HOPE Funds for the three months ended March 31, 2016 and 2015, respectively, of which $25 million had not been remitted as of March 31, 2016. During the three months ended March 31, 2016, we made payments of $111 million to Treasury’s Capital Magnet and HOPE Funds.
In addition to the transactions with Treasury mentioned above, we also purchase and sell Treasury securities in the normal course of business. As of March 31, 2016 and December 31, 2015, we held Treasury securities with a fair value of $30.7 billion and $29.5 billion, respectively, and accrued interest receivable of $23 million and $15 million, respectively. We recognized interest income on these securities held by us of $32 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.
Transactions with Freddie Mac
As of March 31, 2016 and December 31, 2015, we held Freddie Mac mortgage-related securities with a fair value of $4.6 billion and $5.6 billion, respectively, and accrued interest receivable of $18 million and $22 million, respectively. We recognized interest income on these securities held by us of $45 million and $61 million for the three months ended March 31, 2016 and 2015, respectively. In addition, Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $28 million for the three months ended March 31, 2016 and 2015.
Transactions with CSS
In connection with our jointly owned company with Freddie Mac, for the three months ended March 31, 2016 and 2015, we contributed $30 million and $13 million, respectively, of capital into CSS. No other transactions outside of normal business activities have occurred between us and Freddie Mac during the three months ended March 31, 2016 and 2015.
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
On January 1, 2015, we adopted regulatory guidance issued by FHFA which prescribes, among other things, guidance on when a loan should be charged off. This change in estimate resulted in the recognition on January 1, 2015 of (1) $1.8 billion in charge-offs of held for investment loans, (2) $724 million in charge-offs of preforeclosure property taxes and insurance receivable and (3) a reduction to our allowance for loan losses and our allowance for preforeclosure property taxes and insurance receivable in amounts equal to charge-offs recognized in connection with held for investment loans and preforeclosure property taxes and insurance receivable.
For the majority of our delinquent single-family loans, we charge off the loan at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale). For a subset of delinquent single-family loans, we charge off the portion of the loans that is deemed uncollectible prior to foreclosure when the loans have been delinquent for a specified length of time and meet specified mark-to-market loan-to-value (“LTV”) ratios. We continue to enhance our data collection and analysis efforts to further refine our loss estimates as we obtain incremental information on the performance of our loans.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Debt
We issue debt in the form of credit risk transfer notes under the Connecticut Avenue Securities (“CAS”) program where repayment of the debt is linked to a reference portfolio of mortgage loans. We account for CAS notes issued in 2016 at amortized cost. As credit events occur and the principal balance of these CAS notes is legally reduced, we recognize an extinguishment gain. We elected the fair value option on CAS notes that were issued prior to 2016.
New Accounting Guidance
Effective January 1, 2016, we adopted guidance regarding consolidation of legal entities such as limited partnerships, limited liability corporations and securitization structures. The impact of the adoption was not material to our condensed consolidated financial statements.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on leases. The guidance clarified the definition of a lease and requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. This guidance supersedes the existing lease guidance; however, we must continue to classify leases to determine how to recognize lease-related expense in our condensed consolidated statements of operations and comprehensive income. The new guidance is effective for us on January 1, 2019. We have evaluated this guidance and determined it will not have a material impact on our condensed consolidated financial statements.
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
We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. Examples of certain events that may change whether or not we consolidate the VIE include a change in the design of the entity or a change in our ownership in the entity such that we no longer hold substantially all of the certificates issued by a multi-class securitization trust. As of March 31, 2016, we consolidated certain VIEs that were not consolidated as of December 31, 2015. As a result of consolidating these entities, which had combined total assets of $135 million in unpaid principal balance as of March 31, 2016, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value. As of March 31, 2016, we also deconsolidated certain VIEs that were consolidated as of December 31, 2015. As a result of deconsolidating these entities, which had combined total assets of $3.0 billion in unpaid principal balance as of December 31, 2015, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.

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

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$5,270	$4,704
Non-Fannie Mae	3,816	5,596
Total trading securities	9,086	10,300
Available-for-sale securities:
Fannie Mae	3,833	3,936
Non-Fannie Mae	11,829	14,644
Total available-for-sale securities	15,662	18,580
Other assets	84	100
Other liabilities	(691)	(827)
Net carrying amount	$24,141	$28,153
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was approximately $30 billion and $34 billion as of March 31, 2016 and December 31, 2015, respectively. The total assets of our unconsolidated mortgage-backed trusts were approximately $180 billion and $220 billion as of March 31, 2016 and December 31, 2015, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities, was $133 million and its related carrying value was $100 million as of March 31, 2016. As of December 31, 2015, the maximum exposure to loss was $12 million and its related carrying value was a deficit of $24 million. The total assets of these limited partnership investments were $5.1 billion and $4.9 billion as of March 31, 2016 and December 31, 2015, respectively.
The unpaid principal balance of our multifamily loan portfolio was $206.0 billion as of March 31, 2016. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended March 31, 2016 and 2015, the unpaid principal balance of portfolio securitizations was $48.3 billion and $48.9 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of March 31, 2016, the unpaid principal balance of retained interests was $5.4 billion and its related fair value was $7.3 billion. The unpaid principal balance of retained interests was $5.5 billion and its related fair value

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

was $6.8 billion as of December 31, 2015. For the three months ended March 31, 2016 and 2015, the principal and interest received on retained interests was $308 million and $350 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.5 billion and $1.6 billion as of March 31, 2016 and December 31, 2015, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either held for investment (“HFI”) or held for sale (“HFS”). We report the carrying value of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in our condensed consolidated statements of operations and comprehensive income. We define the recorded investment of HFI loans as unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable.
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
The following table displays the carrying value of our mortgage loans.

	As of
	March 31, 2016			December 31, 2015
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$233,244	$2,573,346	$2,806,590	$238,237	$2,574,174	$2,812,411
Multifamily	12,751	193,228	205,979	13,099	185,243	198,342
Total unpaid principal balance of mortgage loans	245,995	2,766,574	3,012,569	251,336	2,759,417	3,010,753
Cost basis and fair value adjustments, net	(12,686)	50,883	38,197	(12,939)	49,781	36,842
Allowance for loan losses for loans held for investment	(24,557)	(1,262)	(25,819)	(26,510)	(1,441)	(27,951)
Total mortgage loans	$208,752	$2,816,195	$3,024,947	$211,887	$2,807,757	$3,019,644
During the three months ended March 31, 2016 and 2015, we redesignated loans with a carrying value of $596 million and $330 million, respectively, from HFI to HFS. We sold loans with an unpaid principal balance of $1.1 billion during the three months ended March 31, 2016. There were no sales of loans during the three months ended March 31, 2015.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $24.3 billion and $25.6 billion as of March 31, 2016 and December 31, 2015, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
Nonaccrual Loans
We discontinue accruing interest on loans when we believe collectibility of principal or interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Interest previously accrued but not collected is reversed through interest income at the date a loan is placed on nonaccrual status. We return a non-modified single-family loan to accrual status at the point that the borrower brings the loan current. We return a modified single-family loans to accrual status at the

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

point that the borrower successfully makes all required payments during the trial period (generally three to four months) and the modification is made permanent. We place a multifamily loan on nonaccrual status when the loan becomes three months or more past due according to its contractual terms or is deemed to be individually impaired, unless the loan is well secured such that collectibility of principal and accrued interest is reasonably assured. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan or we otherwise determine that the loan is well secured such that collectibility is reasonably assured.
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of March 31, 2016
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$24,913	$6,564	$24,390	$55,867	$2,608,768	$2,664,635	$42	$35,108
Government(2)	51	20	273	344	39,731	40,075	273	—
Alt-A	3,488	1,083	5,559	10,130	82,596	92,726	6	7,359
Other	1,291	412	1,930	3,633	31,192	34,825	3	2,604
Total single-family	29,743	8,079	32,152	69,974	2,762,287	2,832,261	324	45,071
Multifamily(3)	41	N/A	125	166	207,790	207,956	—	547
Total	$29,784	$8,079	$32,277	$70,140	$2,970,077	$3,040,217	$324	$45,618

	As of December 31, 2015
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,154	$7,937	$26,346	$63,437	$2,598,756	$2,662,193	$46	$34,216
Government(2)	58	24	291	373	40,461	40,834	291	—
Alt-A	4,085	1,272	6,141	11,498	84,603	96,101	6	7,407
Other	1,494	484	2,160	4,138	32,272	36,410	6	2,632
Total single-family	34,791	9,717	34,938	79,446	2,756,092	2,835,538	349	44,255
Multifamily(3)	23	N/A	123	146	200,028	200,174	—	591
Total	$34,814	$9,717	$35,061	$79,592	$2,956,120	$3,035,712	$349	$44,846
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of
	March 31, 2016(1)			December 31, 2015(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,216,911	$57,304	$20,615	$2,228,533	$59,000	$21,274
Greater than 80% and less than or equal to 90%	255,504	11,966	4,619	250,373	12,588	4,936
Greater than 90% and less than or equal to 100%	133,225	8,965	3,602	122,939	9,345	3,861
Greater than 100% and less than or equal to 110%	27,604	5,984	2,478	27,875	6,231	2,596
Greater than 110% and less than or equal to 120%	14,175	3,633	1,512	14,625	3,730	1,592
Greater than 120% and less than or equal to 125%	4,361	1,163	484	4,520	1,260	545
Greater than 125%	12,855	3,711	1,515	13,328	3,947	1,606
Total	$2,664,635	$92,726	$34,825	$2,662,193	$96,101	$36,410
__________

(1)
Excludes $40.1 billion and $40.8 billion as of March 31, 2016 and December 31, 2015, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of
	March 31,	December 31,
	2016	2015
	(Dollars in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$202,213	$194,132
Special Mention	3,145	3,202
Substandard	2,597	2,833
Doubtful	1	7
Total	$207,956	$200,174
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Individually Impaired Loans
Individually impaired loans include troubled debt restructurings (“TDRs”), acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest; excluding loans classified as HFS. The following tables display the total unpaid principal balance, recorded investment, related allowance, average recorded investment and interest income recognized for individually impaired loans.

	As of
	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$113,863	$108,108	$15,657	$116,477	$110,502	$16,745
Government	316	320	59	322	327	59
Alt-A	30,969	28,261	5,768	31,888	29,103	6,217
Other	12,503	11,821	2,239	12,893	12,179	2,416
Total single-family	157,651	148,510	23,723	161,580	152,111	25,437
Multifamily	575	577	71	650	654	80
Total individually impaired loans with related allowance recorded	158,226	149,087	23,794	162,230	152,765	25,517

With no related allowance recorded:(1)
Single-family:
Primary	16,410	15,214	—	15,891	14,725	—
Government	63	59	—	58	54	—
Alt-A	3,939	3,376	—	3,721	3,169	—
Other	1,252	1,125	—	1,222	1,102	—
Total single-family	21,664	19,774	—	20,892	19,050	—
Multifamily	344	345	—	353	354	—
Total individually impaired loans with no related allowance recorded	22,008	20,119	—	21,245	19,404	—
Total individually impaired loans(2)	$180,234	$169,206	$23,794	$183,475	$172,169	$25,517

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31,
	2016			2015
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$109,318	$1,021	$104	$117,721	$1,034	$104
Government	323	3	—	282	3	—
Alt-A	28,665	253	19	31,491	251	17
Other	12,013	92	8	13,416	94	7
Total single-family	150,319	1,369	131	162,910	1,382	128
Multifamily	616	5	—	1,229	3	—
Total individually impaired loans with related allowance recorded	150,935	1,374	131	164,139	1,385	128

With no related allowance recorded:(1)
Single-family:
Primary	15,241	268	20	16,249	247	41
Government	57	1	—	59	1	—
Alt-A	3,367	62	3	3,736	44	7
Other	1,135	22	1	1,301	18	2
Total single-family	19,800	353	24	21,345	310	50
Multifamily	350	3	—	541	1	—
Total individually impaired loans with no related allowance recorded	20,150	356	24	21,886	311	50
Total individually impaired loans	$171,085	$1,730	$155	$186,025	$1,696	$178
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $167.5 billion and $170.3 billion as of March 31, 2016 and December 31, 2015, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $411 million and $451 million as of March 31, 2016 and December 31, 2015, respectively.

(3)
Total single-family interest income recognized of $1.7 billion for the three months ended March 31, 2016 consists of $1.4 billion of contractual interest and $310 million of effective yield adjustments. Total single-family interest income recognized of $1.7 billion for the three months ended March 31, 2015 consists of $1.4 billion of contractual interest and $276 million of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended March 31, 2016 and 2015, the average term extension of a single-family modified loan was 157 months and 161 months, respectively, and the average interest rate reduction was 0.73 and 0.77 percentage points, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the number of loans and recorded investment in loans restructured in a TDR.

	For the Three Months Ended March 31,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	17,190	$2,332	21,407	$2,945
Government	54	6	74	8
Alt-A	1,911	270	2,789	438
Other	399	72	590	108
Total single-family	19,554	2,680	24,860	3,499
Multifamily	—	—	3	5
Total TDRs	19,554	$2,680	24,863	$3,504
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

	For the Three Months Ended March 31,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	5,461	$802	6,723	$1,003
Government	15	2	20	3
Alt-A	852	144	1,153	203
Other	243	49	304	66
Total single-family	6,571	997	8,200	1,275
Multifamily	—	—	2	4
Total TDRs that subsequently defaulted	6,571	$997	8,202	$1,279
4. Allowance for Loan Losses
We maintain an allowance for loan losses for HFI loans held by Fannie Mae and loans backing Fannie Mae MBS issued from consolidated trusts. When calculating our allowance for loan losses, we consider our net recorded investment in the loan at the balance sheet date, which includes unpaid principal balance, net of amortized premiums and discounts, and other cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record charge-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible or upon the redesignation of nonperforming loans from HFI to HFS.
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
The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended March 31,
	2016			2015
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$26,439	$1,270	$27,709	$32,956	$2,221	$35,177
Provision (benefit) for loan losses(1)	(1,126)	110	(1,016)	205	(147)	58
Charge-offs(2)(3)	(1,253)	(26)	(1,279)	(5,328)	(19)	(5,347)
Recoveries	117	2	119	614	8	622
Transfers(4)	249	(249)	—	359	(359)	—
Other(5)	64	—	64	953	51	1,004
Ending balance	$24,490	$1,107	$25,597	$29,759	$1,755	$31,514
Multifamily allowance for loan losses:
Beginning balance	$71	$171	$242	$161	$203	$364
Benefit for loan losses(1)	(3)	(13)	(16)	(37)	(13)	(50)
Charge-offs(2)(3)	(5)	—	(5)	(15)	—	(15)
Recoveries	1	—	1	—	—	—
Transfers(4)	3	(3)	—	—	—	—
Other(5)	—	—	—	5	2	7
Ending balance	$67	$155	$222	$114	$192	$306
Total allowance for loan losses:
Beginning balance	$26,510	$1,441	$27,951	$33,117	$2,424	$35,541
Provision (benefit) for loan losses(1)	(1,129)	97	(1,032)	168	(160)	8
Charge-offs(2)(3)	(1,258)	(26)	(1,284)	(5,343)	(19)	(5,362)
Recoveries	118	2	120	614	8	622
Transfers(4)	252	(252)	—	359	(359)	—
Other(5)	64	—	64	958	53	1,011
Ending balance	$24,557	$1,262	$25,819	$29,873	$1,947	$31,820
__________

(1)	Provision (benefit) for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

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

(3)
Our charge-offs for 2015 reflect initial charge-offs associated with our approach to adopting the charge-off provisions of Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention,” as well as charge-offs relating to a change in accounting policy for nonaccrual loans.

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

	As of
	March 31, 2016			December 31, 2015
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$23,723	$71	$23,794	$25,437	$80	$25,517
Collectively reserved loans	1,874	151	2,025	2,272	162	2,434
Total allowance for loan losses	$25,597	$222	$25,819	$27,709	$242	$27,951

Recorded investment in loans by segment:
Individually impaired loans(1)	$168,284	$922	$169,206	$171,161	$1,008	$172,169
Collectively reserved loans	2,663,977	207,034	2,871,011	2,664,377	199,166	2,863,543
Total recorded investment in loans	$2,832,261	$207,956	$3,040,217	$2,835,538	$200,174	$3,035,712
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	March 31, 2016	December 31, 2015
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$5,426	$4,813
Freddie Mac	867	1,314
Ginnie Mae	434	426
Alt-A private-label securities	307	436
Subprime private-label securities	406	644
Commercial mortgage-backed securities (“CMBS”)	1,451	2,341
Mortgage revenue bonds	363	449
Total mortgage-related securities	9,254	10,423
U.S. Treasury securities	30,746	29,485
Total trading securities	$40,000	$39,908

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Available-for-Sale Securities
We record available-for-sale (“AFS”) securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive loss” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Three
	Months Ended
	March 31,
	2016	2015
	(Dollars in millions)
Gross realized gains	$211	$400
Gross realized losses	4	7
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	3,622	2,112
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities in our retained mortgage portfolio.

	As of March 31, 2016
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$3,719	$224	$(30)	$3,913
Freddie Mac	3,449	252	—	3,701
Ginnie Mae	221	33	—	254
Alt-A private-label securities	1,356	569	(5)	1,920
Subprime private-label securities	1,929	620	(5)	2,544
CMBS	1,131	17	(1)	1,147
Mortgage revenue bonds	2,473	100	(9)	2,564
Other mortgage-related securities	921	19	—	940
Total	$15,199	$1,834	$(50)	$16,983

	As of December 31, 2015
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$4,008	$243	$(30)	$4,221
Freddie Mac	4,000	299	—	4,299
Ginnie Mae	343	48	—	391
Alt-A private-label securities	2,029	653	(4)	2,678
Subprime private-label securities	2,526	759	(4)	3,281
CMBS	1,235	20	—	1,255
Mortgage revenue bonds	2,639	99	(37)	2,701
Other mortgage-related securities	1,361	49	(6)	1,404
Total	$18,141	$2,170	$(81)	$20,230
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(2)
Represents the gross unrealized losses on securities for which we have not recognized OTTI, as well as the noncredit component of OTTI and cumulative changes in fair value of securities for which we previously recognized the credit component of OTTI in “Accumulated other comprehensive income” in our condensed consolidated balance sheets.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of March 31, 2016
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$288	$(28)	$540
Alt-A private-label securities	(1)	70	(4)	52
Subprime private-label securities	—	—	(5)	86
CMBS	(1)	96	—	—
Mortgage revenue bonds	(8)	370	(1)	20
Total	$(12)	$824	$(38)	$698

	As of December 31, 2015
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(8)	$659	$(22)	$491
Alt-A private-label securities	(1)	26	(3)	54
Subprime private-label securities	—	12	(4)	91
Mortgage revenue bonds	(35)	631	(2)	22
Other mortgage-related securities	(6)	224	—	—
Total	$(50)	$1,552	$(31)	$658
Other-Than-Temporary Impairments
We recognized $29 million and $170 million of OTTI for the three months ended March 31, 2016 and 2015, respectively, which are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the modeled attributes, including default rates and severities, which were used to determine as of March 31, 2016 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

	As of March 31, 2016
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Unpaid principal balance	$3,531	$385	$535	$652	$720
Weighted average collateral default(1)	40.9%	27.4%	14.4%	19.4%	7.8%
Weighted average collateral severities(2)	56.0	39.0	46.2	32.1	31.8
Weighted average voluntary prepayment rates(3)	2.6	8.0	11.0	8.7	13.1
Average credit enhancement(4)	14.9	3.9	6.5	4.3	1.6

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

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Balance, beginning of period	$2,421	$5,260
Additions for the credit component on debt securities for which OTTI was previously recognized	4	4
Reductions for securities no longer in portfolio at period end	(93)	(1,093)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	—	(1,369)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(39)	(58)
Balance, end of period	$2,293	$2,744
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of March 31, 2016
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$3,719	$3,913	$—	$—	$94	$96	$104	$112	$3,521	$3,705
Freddie Mac	3,449	3,701	1	1	158	163	291	319	2,999	3,218
Ginnie Mae	221	254	—	—	1	1	30	34	190	219
Alt-A private-label securities	1,356	1,920	—	—	—	—	—	—	1,356	1,920
Subprime private-label securities	1,929	2,544	—	—	—	—	—	—	1,929	2,544
CMBS	1,131	1,147	197	198	882	898	—	—	52	51
Mortgage revenue bonds	2,473	2,564	11	11	97	98	180	183	2,185	2,272
Other mortgage-related securities	921	940	—	—	—	1	3	3	918	936
Total	$15,199	$16,983	$209	$210	$1,232	$1,257	$608	$651	$13,150	$14,865
6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These guarantees expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The remaining contractual terms of our guarantees range from 7 days to 36 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	March 31, 2016			December 31, 2015
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$14,645	$190	$8,672	$15,069	$194	$8,857
Other guaranty arrangements(3)	16,081	130	2,875	16,504	135	2,869
Total	$30,726	$320	$11,547	$31,573	$329	$11,726
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 13, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements and long-term standby commitments.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $518 million and $488 million as of March 31, 2016 and December 31, 2015, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
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

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Beginning balance — Acquired property	$7,481	$11,442
Additions	1,837	2,935
Disposals	(2,581)	(4,029)
Ending balance — Acquired property	6,737	10,348
Valuation allowance	(549)	(830)
Ending balance — Acquired property, net	$6,188	$9,518

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of
	March 31, 2016		December 31, 2015
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$26	—%	$62	—%

Short-term debt of Fannie Mae	$60,417	0.38%	$71,007	0.26%
Debt of consolidated trusts	822	0.50	943	0.19
Total short-term debt	$61,239	0.38%	$71,950	0.26%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We periodically use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of March 31, 2016 and December 31, 2015. We had no borrowings outstanding under this line of credit as of March 31, 2016.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	March 31, 2016			December 31, 2015
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2016 - 2030	$154,047	2.40%	2016 - 2030	$154,057	2.49%
Medium-term notes(2)	2016 - 2026	93,385	1.50	2016 - 2025	96,997	1.53
Other(3)	2016 - 2038	25,045	5.08	2016 - 2038	27,772	4.88
Total senior fixed		272,477	2.33		278,826	2.39
Senior floating:
Medium-term notes(2)	2016 - 2019	20,591	0.47	2016 - 2019	20,791	0.27
Connecticut Avenue Securities(4)	2023 - 2028	12,470	4.22	2023 - 2028	10,764	3.84
Other(5)	2020 - 2037	395	9.06	2020 - 2037	368	10.46
Total senior floating		33,456	1.95		31,923	1.58
Subordinated debentures	2019	4,328	9.93	2019	4,227	9.93
Secured borrowings(6)	2021 - 2022	141	1.44	2021 - 2022	152	1.47
Total long-term debt of Fannie Mae(7)		310,402	2.40		315,128	2.41
Debt of consolidated trusts	2016 - 2054	2,828,129	2.94	2016 - 2054	2,810,593	2.94
Total long-term debt		$3,138,531	2.88%		$3,125,721	2.88%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt and foreign exchange bonds.

(4)	Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans to the investors in these securities, a portion of which is reported at fair value.

(5)	Consists of structured debt instruments that are reported at fair value.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $2.9 billion and $3.2 billion as of March 31, 2016 and December 31, 2015, respectively.
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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of March 31, 2016				As of December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$525	$—	$153,975	$(11,582)	$33,154	$267	$123,106	$(6,920)
Receive-fixed	142,656	5,651	60,286	(53)	59,796	3,436	143,209	(753)
Basis	1,864	174	17,100	(14)	1,864	141	17,100	(15)
Foreign currency	263	98	251	(61)	295	95	258	(52)
Swaptions:
Pay-fixed	9,800	43	4,600	(7)	7,050	45	14,950	(26)
Receive-fixed	2,000	4	6,350	(164)	2,000	8	13,950	(171)
Other(1)	8,323	27	—	(1)	9,196	28	—	(2)
Total gross risk management derivatives	165,431	5,997	242,562	(11,882)	113,355	4,020	312,573	(7,939)
Accrued interest receivable (payable)	—	917	—	(1,227)	—	758	—	(977)
Netting adjustment(2)	—	(6,724)	—	12,598	—	(4,024)	—	8,650
Total net risk management derivatives	$165,431	$190	$242,562	$(511)	$113,355	$754	$312,573	$(266)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$10,507	$48	$211	$—	$4,815	$9	$2,960	$(9)
Forward contracts to purchase mortgage-related securities	77,994	457	1,893	(4)	31,273	66	19,418	(57)
Forward contracts to sell mortgage-related securities	1,525	5	107,159	(601)	26,224	65	40,753	(92)
Total mortgage commitment derivatives	$90,026	$510	$109,263	$(605)	$62,312	$140	$63,131	$(158)
Derivatives at fair value	$255,457	$700	$351,825	$(1,116)	$175,667	$894	$375,704	$(424)
__________

(1)	Includes swap credit enhancements and futures, as well as credit risk transfer transactions and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $6.2 billion and

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

$4.9 billion as of March 31, 2016 and December 31, 2015, respectively. Cash collateral received was $365 million and $314 million as of March 31, 2016 and December 31, 2015, respectively.
A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position was $3.2 billion and $2.4 billion as of March 31, 2016 and December 31, 2015, respectively, for which we posted collateral of $3.1 billion and $2.2 billion in the normal course of business as of March 31, 2016 and December 31, 2015, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $244 million and $257 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of March 31, 2016 and December 31, 2015, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivatives contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months Ended
	Ended March 31,
	2016	2015
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(5,173)	$(3,069)
Receive-fixed	2,987	1,847
Basis	35	32
Foreign currency	3	(29)
Swaptions:
Pay-fixed	25	91
Receive-fixed	(117)	(159)
Other	138	2
Net accrual of periodic settlements	(269)	(229)
Total risk management derivatives fair value losses, net	$(2,371)	$(1,514)
Mortgage commitment derivatives fair value losses, net	(362)	(239)
Total derivatives fair value losses, net	$(2,733)	$(1,753)
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
The following table displays the computation of basic and diluted earnings per share of common stock.

	For the Three Months Ended March 31,
	2016	2015
	(Dollars and shares in millions, except per share amounts)
Net income attributable to Fannie Mae	$1,136	$1,888
Dividends distributed or available for distribution to senior preferred stockholder(1)	(919)	(1,796)
Net income attributable to common stockholders	$217	$92
Weighted-average common shares outstanding—Basic(2)	5,762	5,762
Convertible preferred stock	131	131
Weighted-average common shares outstanding—Diluted(2)	5,893	5,893
Earnings per share:
Basic	$0.04	$0.02
Diluted	0.04	0.02
__________

(1)
Dividends distributed or available for distribution were calculated based on our net worth as of the end of the fiscal quarters, less the applicable capital reserve amount. See “Note 1, Summary of Significant Accounting Policies” in our 2015 Form 10-K for additional information on our senior preferred stock agreement and our payment of dividends to Treasury.

(2)
Includes 4.6 billion of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2016 and 2015.

11. Segment Reporting
Our three reportable segments are: Single-Family, Multifamily and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. Under our segment reporting, the sum of the results for our three business segments does not equal our condensed consolidated statements of operations and comprehensive income as we separate the activity related to our consolidated trusts from the results generated by our three segments. Our business segment financial results include directly attributable revenues and expenses. We apply accounting methods for segment reporting purposes that differ from our condensed consolidated results. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision or benefit for federal income taxes. In addition, we allocate intracompany guaranty fee income as a charge from the Single-Family and Multifamily segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group. Therefore, we reconcile the sum of the results for our three business segments to our condensed consolidated results of operations.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31, 2016
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total Results
	(Dollars in millions)
Net interest income (loss)	$143	$(25)	$1,092	$3,559	(2)	$4,769
Benefit for credit losses	1,163	21	—	—		1,184
Net interest income (loss) after benefit for credit losses	1,306	(4)	1,092	3,559		5,953
Guaranty fee income (expense)(3)	3,222	385	(195)	(3,387)	(4)	25	(4)
Investment gains (losses), net	(1)	3	1,415	(1,348)	(5)	69
Fair value gains (losses), net	—	—	(2,803)	(10)	(6)	(2,813)
Gains (losses) from partnership investments(7)	(19)	20	—	—		1
Fee and other income (expense)	101	59	21	(3)		178
Administrative expenses	(508)	(84)	(96)	—		(688)
Foreclosed property income (expense)	(335)	1	—	—		(334)
TCCA fees(3)	(440)	—	—	—		(440)
Other income (expenses), net	(303)	(9)	(29)	76		(265)
Income (loss) before federal income taxes	3,023	371	(595)	(1,113)		1,686
(Provision) benefit for federal income taxes	(643)	(38)	131	—		(550)
Net income (loss) attributable to Fannie Mae	$2,380	$333	$(464)	$(1,113)		$1,136

	For the Three Months Ended March 31, 2015
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total Results
	(Dollars in millions)
Net interest income (loss)	$9	$(31)	$1,602	$3,487	(2)	$5,067
Benefit for credit losses	478	55	—	—		533
Net interest income after benefit for credit losses	487	24	1,602	3,487		5,600
Guaranty fee income (expense)(3)	3,040	340	(227)	(3,122)	(4)	31	(4)
Investment gains (losses), net	—	9	1,509	(1,176)	(5)	342
Fair value gains (losses), net	(4)	—	(1,970)	55	(6)	(1,919)
Gains (losses) from partnership investments(7)	(5)	212	—	—		207
Fee and other income (expense)	172	51	55	(1)		277
Administrative expenses	(484)	(88)	(151)	—		(723)
Foreclosed property income (expense)	(485)	12	—	—		(473)
TCCA fees(3)	(382)	—	—	—		(382)
Other income (expenses), net	(227)	(7)	—	32		(202)
Income before federal income taxes	2,112	553	818	(725)		2,758
Provision for federal income taxes	(581)	(70)	(219)	—		(870)
Net income attributable to Fannie Mae	$1,531	$483	$599	$(725)		$1,888
__________

(1)
Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets, and the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our condensed consolidated results.

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

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are in the Capital Markets group’s mortgage portfolio.

(7)	Gains (losses) from partnership investments are included in “Other expenses (income), net” in our condensed consolidated statements of operations and comprehensive income.
12. Equity
The following table displays the activity in other comprehensive loss, net of tax, by major categories.

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Net income	$1,136	$1,888
Other comprehensive loss, net of tax effect:
Changes in net unrealized gains on AFS securities (net of tax of $48 and $13, respectively)	(89)	24
Reclassification adjustment for OTTI recognized in net income (net of tax of $10 and $60, respectively)	19	110
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $69 and $121, respectively)	(128)	(225)
Other	(2)	(1)
Total other comprehensive loss	(200)	(92)
Total comprehensive income	$936	$1,796
The following table displays our accumulated other comprehensive income by major categories.

	As of
	March 31,	December 31,
	2016	2015
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$398	$455
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	762	903
Other, net of tax	47	49
Accumulated other comprehensive income	$1,207	$1,407

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The table below displays changes in accumulated other comprehensive income, net of tax.

	For the Three Months Ended March 31,
	2016			2015
	AFS(1)	Other	Total	AFS(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$1,358	$49	$1,407	$2,121	$(388)	$1,733
Other comprehensive income (loss) before reclassifications	(89)	—	(89)	24	—	24
Amounts reclassified from other comprehensive loss	(109)	(2)	(111)	(115)	(1)	(116)
Net other comprehensive loss	(198)	(2)	(200)	(91)	(1)	(92)
Ending balance	$1,160	$47	$1,207	$2,030	$(389)	$1,641
__________

(1)
The amounts reclassified from accumulated other comprehensive income represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investments gains, net” in our condensed consolidated statements of operations and comprehensive income.

(2)
The amounts reclassified from accumulated other comprehensive income represent activity from our defined benefit pension plans, which is recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income. The defined benefit pension plans were terminated and all remaining benefits were distributed during the third quarter of 2015.

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
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of loans, based on unpaid principal balance, that are 60 days or more past due, and other loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, current debt service coverage ratio (“DSCR”) below 1.0 and high original LTV ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
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

	As of
	March 31, 2016(1)			December 31, 2015(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.09%	0.30%	1.47%	1.27%	0.37%	1.59%
Percentage of single-family conventional loans(4)	1.25	0.33	1.44	1.46	0.41	1.55

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	March 31, 2016(1)		December 31, 2015(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	3%	10.37%	3%	10.76%
Geographical distribution:
California	20	0.55	20	0.58
Florida	6	2.56	6	2.86
New Jersey	4	4.46	4	4.87
New York	5	3.32	5	3.55
All other states	65	1.25	65	1.34
Product distribution:
Alt-A	4	6.11	4	6.53
Vintages:
2004 and prior	5	2.95	5	3.06
2005-2008	10	7.18	10	7.60
2009-2016	85	0.35	85	0.36
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% our total single-family conventional guaranty book of business as of March 31, 2016 and December 31, 2015.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of March 31, 2016 and December 31, 2015.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

	As of
	March 31, 2016(1)(2)		December 31, 2015(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.01%	0.06%	0.03%	0.07%

	As of
	March 31, 2016(1)		December 31, 2015(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	2%	0.07%	3%	0.40%
Less than or equal to 80%	98	0.06	97	0.06
Current DSCR less than 1.0(5)	2	1.23	2	1.51
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of March 31, 2016 and December 31, 2015, excluding loans that have been defeased.

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

Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 43% of our single-family guaranty book of business as of March 31, 2016, compared with approximately 44% as of December 31, 2015. Our ten largest multifamily mortgage servicers, including their affiliates, serviced approximately 71% of our multifamily guaranty book of business as of March 31, 2016, compared with approximately 70% as of December 31, 2015.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in an increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $119.2 billion and $117.9 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2016 and December 31, 2015, respectively, which represented 4% of our single-family guaranty book of business as of March 31, 2016 and December 31, 2015. Our primary mortgage insurance coverage risk in force was $118.5 billion and $117.2 billion as of March 31, 2016 and December 31, 2015, respectively. Our pool mortgage insurance coverage risk in force was $710 million and $736 million as of March 31, 2016 and December 31, 2015, respectively. Our top four mortgage insurance companies provided 79% of our mortgage insurance coverage risk in force as of March 31, 2016 and December 31, 2015.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co., Triad Guaranty Insurance Corporation and Republic Mortgage Insurance Company are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $9.6 billion, or 8%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2016.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. As of March 31, 2016 and December 31, 2015, the amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $1.9 billion and $2.3 billion, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

We had outstanding receivables of $1.1 billion recorded in “Other assets” in our condensed consolidated balance sheets as of March 31, 2016 and $1.2 billion as of December 31, 2015 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $197 million as of March 31, 2016 and $241 million as of December 31, 2015 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $742 million as of March 31, 2016 and $770 million as of December 31, 2015. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of March 31, 2016 and December 31, 2015.
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

	As of March 31, 2016
			Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$5,032	$(4,874)	$158		$—	$—	$158
Cleared risk management derivatives	1,855	(1,850)	5		—	—	5
Mortgage commitment derivatives	510	—	510		(334)	(1)	175
Total derivative assets	7,397	(6,724)	673	(4)	(334)	(1)	338
Securities purchased under agreements to resell or similar arrangements(5)	32,450	—	32,450		—	(32,450)	—
Total assets	$39,847	$(6,724)	$33,123		$(334)	$(32,451)	$338
Liabilities:
OTC risk management derivatives	$(7,895)	$7,622	$(273)		$—	$—	$(273)
Cleared risk management derivatives	(5,213)	4,976	(237)		—	237	—
Mortgage commitment derivatives	(605)	—	(605)		334	—	(271)
Total derivative liabilities	(13,713)	12,598	(1,115)	(4)	334	237	(544)
Securities sold under agreements to repurchase or similar arrangements	(26)	—	(26)		—	26	—
Total liabilities	$(13,739)	$12,598	$(1,141)		$334	$263	$(544)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of December 31, 2015
			Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$4,042	$(4,021)	$21		$—	$(18)	$3
Cleared risk management derivatives	708	(3)	705		—	—	705
Mortgage commitment derivatives	140	—	140		(119)	(3)	18
Total derivative assets	4,890	(4,024)	866	(4)	(119)	(21)	726
Securities purchased under agreements to resell or similar arrangements(5)	37,950	—	37,950		—	(37,950)	—
Total assets	$42,840	$(4,024)	$38,816		$(119)	$(37,971)	$726
Liabilities:
OTC risk management derivatives	$(6,118)	$5,861	$(257)		$—	$—	$(257)
Cleared risk management derivatives	(2,796)	2,789	(7)		—	—	(7)
Mortgage commitment derivatives	(158)	—	(158)		119	(1)	(40)
Total derivative liabilities	(9,072)	8,650	(422)	(4)	119	(1)	(304)
Securities sold under agreements to repurchase or similar arrangements	(62)	—	(62)		—	62	—
Total liabilities	$(9,134)	$8,650	$(484)		$119	$61	$(304)
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

(3)
Represents non-cash collateral received that has not been recognized and not offset in our condensed consolidated balance sheets as well as non-cash collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $1.2 billion and $197 million as of March 31, 2016 and December 31, 2015, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $32.5 billion and $38.0 billion, of which billion $29.2 billion and $36.2 billion could be sold or repledged as of March 31, 2016 and December 31, 2015, respectively. None of the underlying collateral was sold or repledged as of March 31, 2016 and December 31, 2015.

(4)
Excludes derivative assets of $27 million and $28 million as of March 31, 2016 and December 31, 2015, and derivative liabilities of $1 million and $2 million recognized in our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $14.9 billion and $10.6 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

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

	Fair Value Measurements as of March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$5,401	$25	$—	$5,426
Freddie Mac	—	866	1	—	867
Ginnie Mae	—	434	—	—	434
Alt-A private-label securities	—	62	245	—	307
Subprime private-label securities	—	363	43	—	406
CMBS	—	1,451	—	—	1,451
Mortgage revenue bonds	—	—	363	—	363
Non-mortgage-related securities:
U.S. Treasury securities	30,746	—	—	—	30,746
Total trading securities	30,746	8,577	677	—	40,000
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	3,912	1	—	3,913
Freddie Mac	—	3,699	2	—	3,701
Ginnie Mae	—	254	—	—	254
Alt-A private-label securities	—	1,743	177	—	1,920
Subprime private-label securities	—	2,322	222	—	2,544
CMBS	—	1,147	—	—	1,147
Mortgage revenue bonds	—	—	2,564	—	2,564
Other	—	285	655	—	940
Total available-for-sale securities	—	13,362	3,621	—	16,983
Mortgage loans	—	12,403	1,311	—	13,714
Other assets:
Risk management derivatives:
Swaps	—	6,648	192	—	6,840
Swaptions	—	47	—	—	47
Other	—	—	27	—	27
Netting adjustment	—	—	—	(6,724)	(6,724)
Mortgage commitment derivatives	—	490	20	—	510
Total other assets	—	7,185	239	(6,724)	700
Total assets at fair value	$30,746	$41,527	$5,848	$(6,724)	$71,397

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$10,506	$395	$—	$10,901
Total of Fannie Mae	—	10,506	395	—	10,901
Of consolidated trusts	—	28,317	246	—	28,563
Total long-term debt	—	38,823	641	—	39,464
Other liabilities:
Risk management derivatives:
Swaps	—	12,931	6	—	12,937
Swaptions	—	171	—	—	171
Other	—	—	1	—	1
Netting adjustment	—	—	—	(12,598)	(12,598)
Mortgage commitment derivatives	—	604	1	—	605
Total other liabilities	—	13,706	8	(12,598)	1,116
Total liabilities at fair value	$—	$52,529	$649	$(12,598)	$40,580

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2016
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2016(5)(6)
	Balance, December 31, 2015	Included in Net Income		Included in Total Other Comprehensive Loss(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, March 31, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$—	$25	$25	$—
Freddie Mac	—	—		—	—	—	—	—	—	1	1	—
Alt-A private-label securities	305	(54)		—	—	—	—	(6)	—	—	245	(55)
Subprime private-label securities	644	(37)		—	—	(187)	—	(14)	(363)	—	43	(12)
Mortgage revenue bonds	449	12		—	—	(95)	—	(3)	—	—	363	10
Total trading securities	$1,398	$(79)	(6)(7)	$—	$—	$(282)	$—	$(23)	$(363)	$26	$677	$(57)
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$—	$1	$1	$—
Freddie Mac	4	—		—	—	—	—	—	(2)	—	2	—
Alt-A private-label securities	1,041	12		(29)	—	(291)	—	(40)	(516)	—	177	—
Subprime private-label securities	3,281	91		(139)	—	(584)	—	(104)	(2,323)	—	222	—
Mortgage revenue bonds	2,701	4		30	—	(43)	—	(128)	—	—	2,564	—
Other	1,404	(3)		(25)	—	(404)	—	(33)	(284)	—	655	—
Total available-for-sale securities	$8,431	$104	(7)(8)	$(163)	$—	$(1,322)	$—	$(305)	$(3,125)	$1	$3,621	$—
Mortgage loans	$1,477	$101	(6)(7)	$—	$—	$(320)	$—	$(72)	$(65)	$190	$1,311	$13
Net derivatives	157	180	(6)	—	—	—	(4)	(100)	(2)	—	231	66
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	$(26)		$—	$—	$—	$—	$—	$—	$—	$(395)	$(26)
Of consolidated trusts	(496)	(68)		—	—	—	(7)	309	37	(21)	(246)	(2)
Total long-term debt	$(865)	$(94)	(6)	$—	$—	$—	$(7)	$309	$37	$(21)	$(641)	$(28)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2015
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2015(5)(6)
	Balance, December 31, 2014	Included in Net Income		Included in Total Other Comprehensive Loss(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, March 31, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$305	$(27)		$—	$—	$—	$—	$—	$(278)	$2	$2	$(19)
Alt-A private-label securities	597	8		—	—	—	—	(17)	(44)	28	572	8
Subprime private-label securities	1,307	1		—	—	(398)	—	(34)	—	—	876	107
Mortgage revenue bonds	722	35		—	—	(12)	—	(3)	—	—	742	33
Other	99	(2)		—	—	—	—	(3)	—	—	94	(2)
Total trading securities	$3,030	$15	(6)(7)	$—	$—	$(410)	$—	$(57)	$(322)	$30	$2,286	$127
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$239	$(34)	$—	$—	$—	$—	$205	$—
Freddie Mac	6	—		—	—	—	—	—	(1)	—	5	—
Alt-A private-label securities	3,140	101		(78)	—	(556)	—	(124)	(310)	313	2,486	—
Subprime private-label securities	5,240	180		(101)	—	(565)	—	(146)	—	—	4,608	—
Mortgage revenue bonds	4,023	23		52	—	(162)	—	(376)	—	—	3,560	—
Other	2,671	(138)		140	—	—	—	(66)	—	—	2,607	—
Total available-for-sale securities	$15,080	$166	(7)(8)	$13	$239	$(1,317)	$—	$(712)	$(311)	$313	$13,471	$—
Mortgage loans	$1,833	$34	(6)(7)	$—	$3	$—	$—	$(77)	$(57)	$74	$1,810	$19
Net derivatives	45	27	(6)	—	—	—	—	(6)	—	—	66	39
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	$(28)		$—	$—	$—	$—	$—	$—	$—	$(391)	$(28)
Of consolidated trusts	(527)	(13)		—	—	—	—	9	50	(66)	(547)	(12)
Total long-term debt	$(890)	$(41)	(6)	$—	$—	$—	$—	$9	$50	$(66)	$(938)	$(40)
__________

(1)
Gains (losses) included in other comprehensive loss are included in “Changes in unrealized gains on AFS securities, net of reclassification adjustments and taxes” in our condensed consolidated statements of operations and comprehensive income.

(2)	Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts.

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(4)
Transfers out of level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans and subprime loans. Prices for these securities were available from multiple third-party vendors and have demonstrated an increased and sustained level of observability over time. Transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans during the first quarter of 2015. Prices for these securities were based on inputs from a single source or inputs that were not readily observable during that time.

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

	Fair Value Measurements as of March 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$25	Consensus
	1	Other
Total Agency	26
Alt-A private-label securities(3)	60	Consensus
	185	Discounted Cash Flow	Default Rate (%)	0.9	-	4.0	3.4
			Prepayment Speed (%)	2.0	-	6.0	5.3
			Severity (%)	95.0			95.0
			Spreads (bps)	339.2	-	644.8	587.7
Total Alt-A private-label securities	245
Subprime private-label securities(3)	43	Discounted Cash Flow	Default Rate (%)	4.4			4.4
			Prepayment Speed (%)	4.8			4.8
			Severity (%)	56.0			56.0
			Spreads (bps)	724.9			724.9
Total subprime private-label securities	43
Mortgage revenue bonds	353	Discounted Cash Flow	Spreads (bps)	23.5	-	348.6	319.0
	10	Other
Total mortgage revenue bonds	363
Total trading securities	$677

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$3	Other
Alt-A private-label securities(3)	106	Consensus	Default Rate (%)	4.0	-	6.0	4.2
			Prepayment Speed (%)	5.0	-	7.0	5.2
			Severity (%)	50.0	-	70.0	55.5
			Spreads (bps)	306.4	-	382.3	372.7
	71	Discounted Cash Flow	Default Rate (%)	3.5	-	6.0	4.5
			Prepayment Speed (%)	4.0	-	7.5	5.4
			Severity (%)	41.0	-	56.0	50.1
			Spreads (bps)	311.3	-	406.0	384.7
Total Alt-A private-label securities	177
Subprime private-label securities (3)	170	Consensus	Default Rate (%)	5.0	-	7.0	6.0
			Prepayment Speed (%)	3.0	-	4.0	3.5
			Severity (%)	88.0	-	95.0	91.5
			Spreads (bps)	431.9	-	480.3	455.8
	52	Other
Total subprime private-label securities	222
Mortgage revenue bonds	988	Single Vendor	Spreads (bps)	3.5	-	395.6	57.8
	1,420	Discounted Cash Flow	Spreads (bps)	3.5	-	424.6	313.0
	156	Other
Total mortgage revenue bonds	2,564
Other	97	Consensus	Default Rate (%)	3.5			3.5
			Prepayment Speed (%)	2.5	-	3.0	2.8
			Severity (%)	88.0			88.0
			Spreads (bps)	358.1	-	479.1	413.5
	546	Discounted Cash Flow	Default Rate (%)	2.1	-	3.8	3.7
			Prepayment Speed (%)	0.8	-	6.0	5.9
			Severity (%)	4.0	-	95.0	6.3
			Spreads (bps)	235.0	-	487.0	475.5
	12	Other
Total other	655
Total available-for-sale securities	$3,621

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$120	Build-Up	Default Rate (%)	0.0	-	98.7	36.7
			Prepayment Speed (%)	3.6	-	100.0	10.8
			Severity (%)	0.0	-	100.0	40.0
	602	Build-Up
	105	Consensus	Default Rate (%)	0.5	-	4.9	2.3
			Prepayment Speed (%)	1.0	-	13.8	5.8
			Severity (%)	20.0	-	95.0	74.4
			Spreads (bps)	268.7	-	345.0	278.1
	261	Consensus
	72	Other
Total single-family	1,160
Multifamily	151	Build-Up	Spreads (bps)	70.0	-	364.2	179.9
Total mortgage loans	$1,311
Net derivatives	$187	Dealer Mark
	44	Other
Total net derivatives	$231
Long-term debt:
Of Fannie Mae:
Senior floating	$(395)	Discounted Cash Flow
Of consolidated trusts(4)	(118)	Consensus
	(128)	Other
Total of consolidated trusts	(246)
Total long-term debt	$(641)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Alt-A private-label securities(3)	$305	Consensus	Default Rate (%)	1.3	-	4.9	3.6
			Prepayment Speed (%)	2.2	-	4.5	3.7
			Severity (%)	20.5	-	95.0	69.3
			Spreads (bps)	219.0	-	263.3	253.1
Subprime private-label securities(3)	526	Consensus	Default Rate (%)	4.2	-	8.4	5.9
			Prepayment Speed (%)	0.4	-	5.3	3.3
			Severity (%)	55.9	-	95.0	73.7
			Spreads (bps)	285.0			285.0
	73	Consensus
	45	Other
Total subprime private-label securities	644
Mortgage revenue bonds	437	Discounted Cash Flow	Spreads (bps)	1.5	-	376.2	298.9
	12	Other
Total mortgage revenue bonds	449
Total trading securities	$1,398

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$4	Other
Alt-A private-label securities(3)	671	Consensus	Default Rate (%)	0.5	-	40.7	3.4
			Prepayment Speed (%)	1.7	-	72.6	13.5
			Severity (%)	1.4	-	95.0	58.5
			Spreads (bps)	225.6	-	280.4	260.0
	201	Consensus
	169	Discounted Cash Flow	Default Rate (%)	4.0	-	5.0	4.8
			Prepayment Speed (%)	4.0	-	7.5	6.4
			Severity (%)	50.0	-	64.0	59.2
			Spreads (bps)	260.0	-	369.4	296.5
Total Alt-A private-label securities	1,041
Subprime private-label securities(3)	343	Single Vendor	Default Rate (%)	2.5	-	7.5	4.8
			Prepayment Speed (%)	1.9	-	5.7	3.3
			Severity (%)	67.6	-	85.7	72.7
			Spreads (bps)	285.0	-	340.0	299.6
	1,848	Consensus	Default Rate (%)	0.5	-	11.3	5.9
			Prepayment Speed (%)	0.5	-	11.2	3.8
			Severity (%)	20.0	-	95.0	79.0
			Spreads (bps)	255.0	-	285.0	283.3
	945	Consensus
	145	Other
Total subprime private-label securities	3,281
Mortgage revenue bonds	991	Single Vendor	Spreads (bps)	(33.1)	-	386.8	37.9
	1,462	Discounted Cash Flow	Spreads (bps)	(15.8)	-	379.1	283.8
	248	Other
Total mortgage revenue bonds	2,701
Other	683	Consensus	Default Rate (%)	0.5	-	4.6	3.4
			Prepayment Speed (%)	2.5	-	15.5	4.7
			Severity (%)	6.6	-	95.0	65.7
			Spreads (bps)	200.0	-	454.4	315.6
	520	Discounted Cash Flow	Default Rate (%)	0.0	-	1.8	0.0
			Prepayment Speed (%)	0.0	-	0.5	0.0
			Severity (%)	95.0			95.0
			Spreads (bps)	260.0	-	350.0	323.6
	201	Other
Total other	1,404
Total available-for-sale securities	$8,431

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

In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities held as of March 31, 2016 or December 31, 2015 that were measured at fair value on a nonrecurring basis. We held Level 2 assets, comprised of mortgage loans held for sale, as of March 31, 2016 and December 31, 2015 that had fair value measurements of $8 million and $17 million during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. We had no Level 2 liabilities as of March 31, 2016 and December 31, 2015, that were measured at fair value on a nonrecurring basis.

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

		Fair Value Measurements (Level 3) of Assets Held as of
	Valuation Techniques	March 31, 2016	December 31, 2015
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,976	$3,651
	Single Vendor	38	336
	Other	5	4
Total mortgage loans held for sale, at lower of cost or fair value		2,019	3,991
Single-family mortgage loans held for investment, at amortized cost	Internal Model	4,469	6,379
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	19	82
	Asset Manager Estimate	215	236
	Other	16	5
Total multifamily mortgage loans held for investment, at amortized cost		250	323
Acquired property, net:
Single-family	Accepted Offers	557	541
	Appraisals	750	1,117
	Walk Forwards	369	433
	Internal Model	701	986
	Other	126	134
Total single-family		2,503	3,211
Other assets	Other	11	30
Total nonrecurring assets at fair value		$9,252	$13,934
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
Single Vendor: We estimate the fair value of our reverse mortgages using the single vendor valuation technique. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of March 31, 2016, these methodologies comprised approximately 71% of our valuations, while accepted offers comprised approximately 24% of our valuations. Based on the number of properties measured as of December 31, 2015, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 18% of our valuations.
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
Our Finance Committee includes senior representation from our Capital Markets segment, our Enterprise Risk Management and our Finance Division, and is responsible for reviewing and approving the methods used in valuing financial instruments for the purpose of financial reporting. The composition of the Finance Committee is set forth in its charter, which was approved by the Chief Executive Officer. Based on its review of valuation methodologies and fair value results for various financial instruments used for financial reporting, the Finance Committee has the ultimate responsibility over all valuation processes and results.
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

	As of March 31, 2016
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$52,789	$37,889	$14,900	$—	$—	$52,789
Federal funds sold and securities purchased under agreements to resell or similar arrangements	17,550	—	17,550	—	—	17,550
Trading securities	40,000	30,746	8,577	677	—	40,000
Available-for-sale securities	16,983	—	13,362	3,621	—	16,983
Mortgage loans held for sale	4,639	—	150	4,864	—	5,014
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	204,130	—	26,826	190,363	—	217,189
Of consolidated trusts	2,816,178	—	2,660,824	220,665	—	2,881,489
Mortgage loans held for investment	3,020,308	—	2,687,650	411,028	—	3,098,678
Advances to lenders	4,722	—	4,333	379	—	4,712
Derivative assets at fair value	700	—	7,185	239	(6,724)	700
Guaranty assets and buy-ups	176	—	—	513	—	513
Total financial assets	$3,157,867	$68,635	$2,753,707	$421,321	$(6,724)	$3,236,939

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$26	$—	$26	$—	$—	$26
Short-term debt:
Of Fannie Mae	60,417	—	60,433	—	—	60,433
Of consolidated trusts	822	—	—	822	—	822
Long-term debt:
Of Fannie Mae	310,402	—	322,565	903	—	323,468
Of consolidated trusts	2,828,129	—	2,873,051	31,112	—	2,904,163
Derivative liabilities at fair value	1,116	—	13,706	8	(12,598)	1,116
Guaranty obligations	320	—	—	998	—	998
Total financial liabilities	$3,201,232	$—	$3,269,781	$33,843	$(12,598)	$3,291,026

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $1.0 billion as of March 31, 2016 and $1.1 billion as of December 31, 2015. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above was $279.0 billion as of March 31, 2016 and $282.0 billion as of December 31, 2015.
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
Fair Value Option
We elected the fair value option for our credit risk sharing debt securities issued under our CAS series issued prior to January 1, 2016 and certain loans that contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from such instruments.

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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	March 31, 2016			December 31, 2015
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$13,714	$10,901	$28,563	$14,075	$11,133	$23,609
Unpaid principal balance	13,087	10,945	25,685	13,661	11,263	21,604
__________

(1)
Includes nonaccrual loans with a fair value of $149 million and $238 million as of March 31, 2016 and December 31, 2015, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2016 and December 31, 2015 was $31 million and $59 million, respectively. Includes loans that are 90 days or more past due with a fair value of $174 million and $256 million as of March 31, 2016 and December 31, 2015, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2016 and December 31, 2015 was $26 million and $52 million, respectively.

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended March 31,
	2016			2015
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$13	$(52)	$(39)	$(12)	$(193)	$(205)
Other changes in fair value	218	(302)	(84)	167	(188)	(21)
Fair value gains (losses), net	$231	$(354)	$(123)	$155	$(381)	$(226)
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

A non-class action suit, Arrowood Indemnity Company v. Fannie Mae, was filed in the U.S. District Court for the District of Columbia on September 20, 2013 by preferred shareholders against us, FHFA as our conservator, the Director of FHFA (in his official capacity), Treasury, the Secretary of the Treasury (in his official capacity) and Freddie Mac. Plaintiffs bring claims for breach of contract and breach of the implied covenant of good faith and fair dealing against us, FHFA and Freddie Mac, and claims for violation of the Administrative Procedure Act against the FHFA and Treasury defendants, alleging that the net worth sweep dividend provisions nullified certain rights of the preferred shareholders, particularly the right to receive dividends. Plaintiffs seek damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
On September 30, 2014, the court dismissed both lawsuits and plaintiffs in both suits filed timely notices of appeal. On October 27, 2014, the U.S. Court of Appeals for the D.C. Circuit consolidated these appeals with appeals in two other cases involving the same subject matter, but to which we are not a party. The D.C. Circuit heard oral argument on these appeals on April 15, 2016.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2016, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2016 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of March 31, 2016 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2016 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of March 31, 2016 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2016 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2016 (“First Quarter 2016 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2016 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the First Quarter 2016 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2016 Form 10-Q and had no objection to our filing the First Quarter 2016 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since December 31, 2015 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve these controls and increase efficiency, while continuing to ensure that we maintain effective internal controls. Changes may include implementing new, more efficient systems, automating manual processes and updating existing systems.
Implementation of New Single-Family Mortgage Loan Accounting Platform
In April 2016, we completed an initiative to consolidate most of our single-family performing loan accounting onto a single platform. This new platform will support future integration with internal infrastructure improvements and the common securitization platform. This new platform also will provide us with the capability to securitize performing loans that were previously delinquent, known as reperforming loans, that are held in our retained mortgage portfolio. As a result of this implementation, we redesigned, removed or replaced multiple existing internal controls over financial reporting that were previously considered effective with new controls. We will continue to monitor and test these new controls for adequate design and operating effectiveness. Because this new platform was not implemented until April 2016, we continued to use our legacy single-family performing loan accounting systems and controls in preparing our first quarter 2016 condensed consolidated financial statements included in this report.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2015 Form 10-K. We also provide information regarding material legal proceedings in “Note 16, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record accruals for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2015 Form 10-K. If certain of these matters are determined against us, FHFA or Treasury, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and February 2016, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia, the U.S. District Court for the Southern District of Iowa, the U.S. District Court for the Northern District of Iowa, the U.S. District Court for the District of Delaware, the U.S. District Court for the Eastern District of Kentucky and the U.S. District Court for the Northern District of Illinois against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages.
On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases pending before that court. The plaintiffs in each of the dismissed cases filed a notice of appeal and on October 27, 2014, the U.S. Court of Appeals for the D.C. Circuit consolidated these appeals. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 3, 2015, the U.S. District Court for the Southern District of Iowa dismissed the case pending before it. On April 15, 2016, the U.S. Court of Appeals for the D.C. Circuit heard oral argument on the consolidated appeals. The matters where Fannie Mae is a named defendant are described below or in “Note 16, Commitments and Contingencies.”
Fannie Mae is a nominal defendant in two actions filed against the United States in the U.S. Court of Federal Claims: Fisher v. United States of America, filed on December 2, 2013, and Rafter v. United States of America, filed on August 14, 2014. Plaintiffs in these cases allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement constitute a taking of Fannie Mae’s property without just compensation in violation of the U.S. Constitution. The Fisher plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae, while the Rafter plaintiffs are pursing the claim directly against the United States. Plaintiffs in Rafter also allege a derivative claim that the government breached an implied contract with Fannie Mae’s Board of Directors by implementing the net worth sweep dividend provisions. Plaintiffs in Fisher request just compensation to Fannie Mae in an unspecified amount. Plaintiffs in Rafter seek just compensation for themselves on their constitutional claim and payment of damages to Fannie Mae on their derivative claim for breach of an implied contract. The United States filed a motion to dismiss the Fisher case on January 23, 2014; however, the court has stayed proceedings in this case until discovery in a related case, Fairholme Funds v. United States, is complete and the court sets a date for the Fairholme Funds plaintiffs to respond to the government’s motion to dismiss filed in that case. In the Rafter case, the court has ordered the government to file a response to the complaint within sixty days after discovery is complete in the Fairholme Funds case.
Fannie Mae is also a nominal defendant in a case filed against FHFA and Treasury in the U.S. District Court for the District of Delaware: Jacobs v. FHFA, filed on August 17, 2015. The plaintiffs allege that the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements violate

Delaware law. The plaintiffs are pursuing this claim derivatively on behalf of Fannie Mae and directly against the government. The plaintiffs have also alleged direct breach of contract claims and breach of fiduciary duty claims against the government. The government filed motions to dismiss the case on November 13, 2015.
On March 14, 2016, Timothy Pagliara filed a lawsuit against Fannie Mae in the Delaware Court of Chancery: Pagliara v. Federal National Mortgage Association. The plaintiff owns Fannie Mae preferred stock and seeks access to Fannie Mae’s books and records under a provision of Delaware state law. The plaintiff alleges that he is entitled to inspect Fannie Mae’s books and records in order to investigate potential breaches of duties to stockholders related to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement, as well as Fannie Mae’s involvement in the common securitization platform, Common Securitization Solutions, LLC, and the single GSE security. On March 25, 2016, Fannie Mae and FHFA removed the case to the U.S. District Court for the District of Delaware.
In March 2016, FHFA filed a motion with the Judicial Panel on Multidistrict Litigation requesting that Jacobs, Pagliara and several additional cases filed against the government and others be consolidated before the U.S. District Court for the District of Columbia. All of the cases have been stayed in light of FHFA’s pending motion before the Judicial Panel on Multidistrict Litigation.
Item 1A.  Risk Factors
In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2015 Form 10-K. This section supplements and updates that discussion. For a complete understanding of the subject, you should read both together. Please also refer to “MD&A—Risk Management” in this report and in our 2015 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. In addition to the risks we discuss below and in our 2015 Form 10-K, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.
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
Last year, Congress continued to consider legislation that could materially affect our business if enacted. We expect that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress or FHFA may also consider legislation or regulation aimed at increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury or constraining our business operations. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or other legislation related to our activities. See “Business—Housing Finance Reform” in our 2015 Form 10-K for more information about the Administration’s statements and Congressional proposals regarding housing finance reform.

Changes in interest rates or our loss of the ability to manage interest rate risk successfully could adversely affect our financial results and condition, and increase interest rate risk.
We fund our operations primarily through the issuance of debt and invest our funds primarily in mortgage-related assets that permit mortgage borrowers to prepay their mortgages at any time. These business activities expose us to market risk, which is the risk of adverse changes in the fair value of financial instruments resulting from changes in market conditions. Our most significant market risks are interest rate risk and prepayment risk. We describe these risks in more detail in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” in our 2015 Form 10-K and in this report. Changes in interest rates affect both the value of our mortgage assets and prepayment rates on our mortgage loans.
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
While we have not experienced negative interest rates in the United States, some central banks in Europe and Asia have cut interest rates below zero. If U.S. interest rates fell below zero, it could result in significant fair value losses on the derivatives we use to manage interest rate risk, reduce our net interest income and increase our operational risk.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended March 31, 2016, we did not sell any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the first quarter of 2016.
Dividend Restrictions
Our payment of dividends is subject to the following restrictions:
Restrictions Relating to Conservatorship. Our conservator announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock. In addition, FHFA’s regulations relating to conservatorship and receivership operations prohibit us from paying any dividends while in conservatorship unless authorized by the Director of FHFA. The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis.
Restrictions Under Senior Preferred Stock Purchase Agreement. The senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. In addition, in 2012 the terms of the senior preferred stock purchase agreement and the senior preferred stock were amended to require that we pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount, which will decrease to zero in 2018. As a result, our net income is not available to common stockholders. For more information on the terms of the senior preferred stock purchase agreement and senior preferred stock, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” in our 2015 Form 10-K.
Additional Restrictions Relating to Preferred Stock. Payment of dividends on our common stock is also subject to the prior payment of dividends on our preferred stock and our senior preferred stock. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock.
Statutory Restrictions. Under GSE Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
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

Date: May 5, 2016

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: May 5, 2016

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

FR026