Form 10-Q
period 2016-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2016-08-04
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
(800) 2FANNIE (800-232-6643)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 30, 2016, there were 1,158,082,750 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Credit Statistics, Single-Family Guaranty Book of Business	5
2	Single-Family Acquisitions Statistics	7
3	Summary of Condensed Consolidated Results of Operations	15
4	Analysis of Net Interest Income and Yield	16
5	Rate/Volume Analysis of Changes in Net Interest Income	18
6	Fair Value Gains (Losses), Net	19
7	Total Loss Reserves	20
8	Changes in Combined Loss Reserves	21
9	Troubled Debt Restructurings and Nonaccrual Loans	22
10	Credit Loss Performance Metrics	23
11	Credit Loss Concentration Analysis	24
12	Single-Family Business Results	26
13	Multifamily Business Results	28
14	Capital Markets Group Results	30
15	Capital Markets Group’s Mortgage Portfolio Activity	31
16	Capital Markets Group’s Mortgage Portfolio Composition	32
17	Capital Markets Group’s Mortgage Portfolio	33
18	Summary of Condensed Consolidated Balance Sheets	33
19	Summary of Mortgage-Related Securities at Fair Value	34
20	Activity in Debt of Fannie Mae	36
21	Outstanding Short-Term Borrowings and Long-Term Debt	37
22	Cash and Other Investments Portfolio	38
23	Composition of Mortgage Credit Book of Business	41
24	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	42
25	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2016	44
26	Credit Risk Transferred Pursuant to CAS and CIRT Transactions	46
27	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	47
28	Delinquency Status and Activity of Single-Family Conventional Loans	51
29	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	53
30	Statistics on Single-Family Loan Workouts	54
31	Single-Family Foreclosed Properties	55
32	Multifamily Guaranty Book of Business Key Risk Characteristics	56
33	Mortgage Insurance Coverage	58
34	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	64
35	Derivative Impact on Interest Rate Risk (50 Basis Points)	65

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

EXECUTIVE SUMMARY
Overview
We reported net income of $2.9 billion for the second quarter of 2016, compared with net income of $4.6 billion for the second quarter of 2015. See “Summary of Our Financial Performance” below for an overview of our financial performance for the second quarter and first half of 2016, compared with the second quarter and first half of 2015. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. For more information regarding our expectations for our future financial performance, see “Outlook” below.
With our expected September 2016 dividend payment to Treasury, we will have paid a total of $151.4 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. For more information regarding our dividend payments to Treasury, see “Treasury Senior Preferred Stock Purchase Agreement” below.
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
Moving from a portfolio-focused business to a guaranty-focused business. In recent years, an increasing portion of our net interest income has been derived from the guaranty fees we receive for managing the credit risk on loans underlying our Fannie Mae MBS, rather than from interest income on our retained mortgage portfolio assets. This shift has been driven by both the impact of guaranty fee increases implemented in 2012 and the reduction of our retained mortgage portfolio in accordance with the requirements of our senior preferred stock purchase agreement with Treasury and direction from FHFA. Our “retained mortgage portfolio” refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). In the first half of 2016, approximately two-thirds of our net interest income was derived from our guaranty business. As described in more detail in

“Outlook—Revenues” below, we expect that guaranty fees will continue to account for an increasing portion of our net interest income.
Transferring a portion of the mortgage credit risk on our single-family book of business. In late 2013, we began entering into credit risk transfer transactions with the goal of transferring, to the extent economically sensible, a portion of the mortgage credit risk on some of the recently-acquired loans in our single-family book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. In the aggregate, our credit risk transfer transactions completed through June 30, 2016 transferred a significant portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $660 billion. We intend to continue to engage in credit risk transfer transactions on an ongoing basis, subject to market conditions. Approximately 19% of the loans in our single-family conventional guaranty book of business as of June 30, 2016, measured by unpaid principal balance, were included in a reference pool for a Connecticut Avenue SecuritiesTM (“CAS”) or a Credit Insurance Risk TransferTM (“CIRTTM”) transaction. Over time, we expect that a larger portion of our single-family conventional guaranty book of business will be covered by credit risk transfer transactions. For further discussion of our credit risk transfer transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”
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
Providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued to provide reliable, large-scale access to affordable mortgage credit to the U.S. housing market in the second quarter of 2016 and remained a leading source of liquidity in the single-family and multifamily markets. We also continued to help struggling homeowners. In the second quarter of 2016, we provided approximately 27,000 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
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
Summary of Our Financial Performance
Comprehensive Income
Quarterly Results
We recognized comprehensive income of $2.9 billion in the second quarter of 2016, consisting of net income of $2.9 billion and other comprehensive loss of $77 million. In comparison, we recognized comprehensive income of $4.4 billion in the second quarter of 2015, consisting of net income of $4.6 billion and other comprehensive loss of $281 million. The decline in our net income in the second quarter of 2016 compared with the second quarter of 2015 was primarily driven by a shift to fair value losses from fair value gains and a decline in net revenues, partially offset by a shift to credit-related income from credit-related expense.
We recognized fair value losses of $1.7 billion in the second quarter of 2016 compared with fair value gains of $2.6 billion in the second quarter of 2015. Fair value losses in the second quarter of 2016 were driven by declines in longer-term swap rates during the period. Fair value gains in the second quarter of 2015 were driven by increases in longer-term swap rates during the period.
Net revenues, which consist of net interest income and fee and other income, were $5.5 billion in the second quarter of 2016, compared with $6.2 billion in the second quarter of 2015. We recognized net interest income of $5.3 billion in the second quarter of 2016 compared with $5.7 billion in the second quarter of 2015. The decline in net interest income was due to a decline in the average balance of our retained mortgage portfolio, partially offset by higher guaranty fee income.
We recognized credit-related income of $1.5 billion in the second quarter of 2016 compared with credit-related expense of $1.2 billion in the second quarter of 2015. Credit-related income in the second quarter of 2016 was driven by a $1.6 billion benefit for credit losses during the quarter, which was primarily attributable to an increase in home prices. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses. A decline in actual and projected mortgage interest rates also contributed to the benefit for credit losses during the second quarter of 2016. As mortgage interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in our provision for credit losses. Credit-related expense in the second quarter of 2015 was primarily attributable to an increase in mortgage interest rates during the period. As mortgage interest rates increase, we expect a decline in future prepayments on single-family individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment relating to concessions provided on these loans and results in an increase in our provision for credit losses. In addition, we redesignated certain nonperforming single-family loans from held for investment (“HFI”) to held for sale (“HFS”) in the second quarter of 2015. Those loans were adjusted to the lower of cost or fair value, which increased credit-related expense for the quarter. Credit-related expense was partially offset by a positive impact from an increase in home prices during the second quarter of 2015.
Year-to-Date Results
We recognized comprehensive income of $3.8 billion in the first half of 2016, consisting of net income of $4.1 billion and other comprehensive loss of $277 million. In comparison, we recognized comprehensive income of $6.2 billion in the first half of 2015, consisting of net income of $6.5 billion and other comprehensive loss of $373 million. The decline in our net income was driven by a shift to fair value losses from fair value gains and a decline in net revenues, partially offset by a shift to credit-related income from credit-related expense.
Fair value losses of $4.5 billion in the first half of 2016 and fair value gains of $687 million in the first half of 2015 were primarily a result of the same factors that affected our results for the second quarters of 2016 and 2015, as described above.
Net revenues were $10.4 billion in the first half of 2016 and $11.6 billion in the first half of 2015. The decrease in net revenues was primarily a result of the same factors that affected our results for the second quarters of 2016 and 2015, as described above.
We recognized credit-related income of $2.4 billion in the first half of 2016 and credit-related expense of $1.2 billion in the first half of 2015. Credit-related income in the first half of 2016 was primarily attributable to an increase in home prices. Additionally, a decline in actual and projected mortgage interest rates contributed to the credit-related income during the first half of 2016. Credit-related expense in the first half of 2015 was primarily attributable to an increase in mortgage interest rates during the period. In addition, we redesignated certain nonperforming single-family loans from HFI to HFS in the first half of 2015. Those loans were adjusted to the lower of cost or fair value, which increased credit-related expense for the period. Credit-related expense was partially offset by a positive impact from an increase in home prices during the first half of 2015.
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

Net Worth
Our net worth was $4.1 billion as of June 30, 2016, unchanged from December 31, 2015, primarily due to our comprehensive income of $3.8 billion, offset by our payments to Treasury of $3.8 billion in senior preferred stock dividends during the first half of 2016. Our expected dividend payment of $2.9 billion for the third quarter of 2016 is calculated based on our net worth of $4.1 billion as of June 30, 2016 less the applicable capital reserve amount of $1.2 billion.
Single-Family Guaranty Book of Business
Credit Performance
We continued to acquire loans with strong credit profiles and to execute on our strategies for reducing credit losses in the second quarter of 2016, such as helping eligible Fannie Mae borrowers with high loan-to-value (“LTV”) ratio loans refinance into more sustainable loans through the Administration’s Home Affordable Refinance Program® (“HARP®”), offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our REO inventory to appropriately manage costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist struggling homeowners, help stabilize communities and support the housing market.
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
Table 1: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2016			2015
	Q2 YTD	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	1.32%	1.32%	1.44%	1.55%	1.55%	1.59%	1.66%	1.78%
Seriously delinquent loan count	225,590	225,590	247,281	267,174	267,174	275,548	287,372	308,546
Foreclosed property inventory:
Number of properties(3)	45,981	45,981	52,289	57,253	57,253	60,958	68,717	79,319
Carrying value	$5,301	$5,301	$5,963	$6,608	$6,608	$7,245	$7,997	$8,915
Combined loss reserves	$23,856	$23,856	$26,092	$28,325	$28,325	$29,404	$31,510	$32,157
During the period:
Credit-related income (expense)(4)	$2,363	$1,535	$828	$(1,035)	$(819)	$1,029	$(1,238)	$(7)
Credit losses(5)	$2,381	$812	$1,569	$10,731	$2,081	$1,168	$2,109	$5,373
REO net sales price to unpaid principal balance(6)	74%	75%	73%	72%	73%	72%	72%	70%
Short sales net sales price to unpaid principal balance(7)	73%	73%	73%	73%	74%	74%	74%	73%
Loan workout activity (number of loans):
Home retention loan workouts(8)	45,002	22,807	22,195	100,208	20,300	23,571	27,769	28,568
Short sales and deeds-in-lieu of foreclosure	9,204	4,464	4,740	22,077	4,761	5,531	6,128	5,657
Total loan workouts	54,206	27,271	26,935	122,285	25,061	29,102	33,897	34,225
Loan workouts as a percentage of delinquent loans in our guaranty book of business(9)	19.64%	20.59%	19.24%	19.95%	16.66%	19.28%	22.69%	21.71%
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
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010, and was 1.32% as of June 30, 2016, compared with 1.55% as of December 31, 2015. We continue to experience disproportionately higher serious delinquency rates and credit losses from single-family loans originated in 2005 through 2008 than from loans originated in other years. Single-family loans originated in 2005 through 2008 constituted 9% of our single-family book of business as of June 30, 2016, but constituted 54% of our seriously delinquent single-family loans as of June 30, 2016 and drove 59% of our single-family credit losses in the second quarter of 2016. For information on the credit performance of our single-family book of business based on loan vintage, see “Table 11: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related Income—Credit Loss Performance Metrics” and “Table 29: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” For information on certain credit characteristics of our single-family book of business based on the period in which we acquired the loans, see “Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
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

Table 2: Single-Family Acquisitions Statistics

	2016		2015
	Q2	Q1	Q4	Q3	Q2	Q1
	(Dollars in millions)
Single-family average charged guaranty fee on new acquisitions, net of TCCA fee (in basis points)(1)	47.2	49.2	50.5	50.6	49.9	51.2
Single-family Fannie Mae MBS issuances	$132,086	$101,797	$104,359	$126,144	$130,974	$110,994
Select risk characteristics of single-family conventional acquisitions:(2)
Weighted average FICO® credit score at origination	749	746	746	747	750	748
FICO credit score at origination less than 660	4%	6%	6%	6%	5%	5%
Weighted average original LTV ratio(3)	75%	75%	75%	76%	74%	74%
Original LTV ratio over 80%(3)(4)	28%	27%	30%	30%	27%	26%
Original LTV ratio over 95%(3)	3%	3%	3%	3%	3%	2%
Loan purpose:
Purchase	47%	46%	50%	54%	40%	37%
Refinance	53%	54%	50%	46%	60%	63%
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

The average charged guaranty fee on our newly-acquired single-family loans may vary from period to period as a result of shifts in the loan level price adjustments we charge or changes we make to our contractual fee rates. Loan level price adjustments refer to one-time cash fees that we charge at the time we acquire a loan based on its credit characteristics. The contractual fee rates we charge vary to the extent we make changes in our pricing strategy in response to the market and competitive environment. See “Legislative and Regulatory Developments—FHFA Developments—Establishment of Minimum Base Guaranty Fees” for a discussion of FHFA’s July 2016 establishment of minimum base guaranty fees we may charge.
The single-family loans we acquired in the second quarter of 2016 continued to have a strong credit profile, with a weighted average original LTV ratio of 75% and a weighted average FICO credit score of 749. For more information on the credit risk profile of our single-family conventional loan acquisitions in the second quarter and first half of 2016, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
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
Providing Access to Credit Opportunities for Creditworthy Borrowers
We are continuing our efforts to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of our applicable credit requirements and risk management practices. As part of these efforts, in 2014 we changed our eligibility requirements to increase our maximum LTV ratio from 95% to 97% for loans meeting certain criteria, and in 2015 we announced an improved affordable lending product, HomeReady®, which is designed for creditworthy borrowers with lower and moderate incomes and provides expanded eligibility for financing homes in designated low-income communities. We began acquiring loans under our revised eligibility criteria in December 2014 and under HomeReady in December 2015. See “Business—Executive Summary—Single-Family Guaranty Book of Business—Providing Access to Credit Opportunities for Creditworthy Borrowers” in our 2015 Form 10-K for more information regarding these loans, including a discussion of their eligibility requirements, the number of these loans acquired in 2015 and our expectations regarding our future acquisitions of these loans.
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
As a leading provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During the second quarter of 2016, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $145 billion in liquidity to the mortgage market in the second quarter of 2016 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 311,000 mortgage refinancings and approximately 274,000 home purchases, and provided financing for approximately 141,000 units of multifamily housing.

•
Our role in the market enables qualified borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided approximately 27,000 loan workouts in the second quarter of 2016 to help homeowners stay in their homes or otherwise avoid foreclosure. Our loan workout efforts have helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus™ initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 37,000 Refi Plus loans in the second quarter of 2016. Refinancings delivered to us through Refi Plus in the second quarter of 2016 reduced borrowers’ monthly mortgage payments by an average of $204.

•
We support affordability in the multifamily rental market. Over 90% of the multifamily units we financed in the second quarter of 2016 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in our 2015 Form 10-K in “Business—Business Segments—Capital Markets.”

2016 Market Share
We were one of the largest issuers of mortgage-related securities in the secondary market during the second quarter of 2016, with an estimated market share of new single-family mortgage-related securities issuances of 38%, compared with 37% in the first quarter of 2016 and 37% in the second quarter of 2015.
We remained a continuous source of liquidity in the multifamily market in the second quarter and first half of 2016. We owned or guaranteed approximately 19% of the outstanding debt on multifamily properties as of March 31, 2016 (the latest date for which information is available).
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
Continuing to revise and clarify our representation and warranty framework. We have taken several actions in recent years to improve our representation and warranty framework. These actions have significantly reduced uncertainty surrounding lenders’ repurchase risk relating to loans they deliver to us, and our intention is that these actions will encourage lenders to safely expand their lending to a wider range of qualified borrowers. As of June 30, 2016, over 2.4 million loans in our book of business had obtained relief from repurchases for breaches of certain representations and warranties. We continue to work on new ways to reduce or clarify lenders’ repurchase risk. See “Business—Executive Summary—Serving Customer Needs and Improving Our Business Efficiency” in our 2015 Form 10-K and “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in both our 2015 Form 10-K and this report for further discussion of changes to our representation and warranty framework and actions we have taken to reduce and clarify lenders’ repurchase risk.
Implementing innovative new and enhanced tools that deliver greater value and certainty to lenders. As described in “Business—Executive Summary—Serving Customer Needs and Improving Our Business Efficiency” in our 2015 Form 10‑K, in 2015 we implemented a number of changes designed to help our customers originate mortgages with increased certainty, efficiency and lower costs, and we continue to focus on improving our business to provide value to customers. For example, we expect to implement additional enhancements to Desktop Underwriter® during 2016 to further help our lender customers originate mortgages with increased efficiency and lower costs and to help increase access to credit for creditworthy borrowers, such as incorporating trended credit data and offering third-party validation of specified borrower data.
Making our customers’ interactions with us simpler and more efficient. We are also engaged in a multi-year effort to improve our business efficiency and agility through simplification of our business processes and enhancements to our infrastructure. Many of these improvements are also designed to enhance our customers’ experience when doing business with us, including making our customers’ interactions with us simpler and more efficient. These efforts include replacing some of our systems with simpler, more automated infrastructure that will enable us to more efficiently process transactions and manage our book of business, as well as to better adapt to industry and regulatory changes in the future. We are also implementing infrastructure improvements to support the integration of our business with the common securitization platform and our ability to issue a single security.
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
From 2008 through the second quarter of 2016, we paid a total of $148.5 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis. We expect to pay Treasury a senior preferred stock dividend of $2.9 billion by September 30, 2016 for the third quarter of 2016.
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
Housing and Mortgage Market and Economic Conditions
According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 1.2% on an annualized basis in the second quarter of 2016, compared with an increase of 0.8% in the first quarter of 2016. The overall economy gained an estimated 442,000 non-farm jobs in the second quarter of 2016. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in June 2016, the economy created an estimated 2.5 million non-farm jobs. The unemployment rate was 4.9% in June 2016, compared with 5.0% in March 2016.
According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $10.0 trillion of single-family debt outstanding, was estimated to be approximately $11.1 trillion as of March 31, 2016 (the latest date for which information is available) and as of December 31, 2015.
Housing sales increased in the second quarter of 2016 as compared with the first quarter of 2016. Total existing home sales averaged 5.5 million units annualized in the second quarter of 2016, a 3.8% increase from the first quarter of 2016, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 6% of existing home sales in June 2016, compared with 8% in both March 2016 and June 2015. According to the U.S. Census Bureau, new single-family home sales increased during the second quarter of 2016, averaging an annualized rate of 579,000 units, a 9.3% gain from the first quarter of 2016.
The number of months’ supply, or the inventory/sales ratio, of available existing homes increased in the second quarter of 2016, while the supply of available new homes decreased during the quarter. According to the National Association of REALTORS, the months’ supply of existing unsold homes was 4.6 months as of June 30, 2016, compared with a 4.4 months’ supply as of March 31, 2016. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 4.9 months as of June 30, 2016, compared with 5.5 months as of March 31, 2016.
The overall mortgage market serious delinquency rate fell to 3.3% as of March 31, 2016 (the latest date for which information is available), according to the Mortgage Bankers Association’s National Delinquency Survey, its lowest level since the third quarter of 2007, compared with 4.2% as of March 31, 2015. We provide information about Fannie Mae’s serious delinquency rate, which decreased in the second quarter 2016, in “Single-Family Guaranty Book of Business—Credit Performance.”

Based on our home price index, we estimate that home prices on a national basis increased by 2.8% in the second quarter of 2016 and by 3.8% in the first half of 2016, following increases of 4.8% in 2015, 4.4% in 2014 and 7.8% in 2013. Despite the recent increases in home prices, we estimate that, through June 30, 2016, home prices on a national basis remained 2.8% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Thirty-year fixed-rate mortgage rates ended the quarter at 3.48% for the week of June 30, 2016, down from 3.71% for the week of March 31, 2016, according to Freddie Mac’s Primary Mortgage Market Survey®. The referendum by voters in the United Kingdom to exit the European Union (“Brexit”) triggered strong safe-haven flows into U.S. Treasuries, driving mortgage rates down to near historic lows. The average 30-year fixed rate mortgage rate of 3.48% for the week of June 30, 2016, just one week after the vote, was eight basis points lower than the prior week’s rate and the lowest rate since May 2013.
During the second quarter of 2016, the multifamily sector exhibited stable, yet slowing fundamentals, according to preliminary third-party data, with a slightly lower estimated national vacancy level as compared with the first quarter of 2016, as well as increasing rent growth. The estimated national multifamily vacancy rate for institutional investment-type apartment properties was 5.0% as of June 30, 2016, down from 5.1% as of March 31, 2016, but up from 4.8% as of June 30, 2015. National asking rents increased by an estimated 1.0% during the second quarter of 2016, up from an increase of only 0.5% during the first quarter of 2016 and on a par with an increase of 1.0% during the second quarter of 2015. Because estimated multifamily rent growth has outpaced wage growth over the past few years, multifamily rental housing affordability has declined in recent years.
Slowing but continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 36,000 units during the second quarter of 2016, according to preliminary data from Reis, Inc. While that is an increase from the approximately 33,000 units absorbed during the first quarter of 2016, the pace of absorption slowed compared with the approximately 49,000 units absorbed during the second quarter of 2015. As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. Nearly 388,000 new multifamily units are expected to be completed this year. Although the bulk of this new supply is concentrated in a limited number of metropolitan areas, we believe this increase in supply will result in an increase in the national multifamily vacancy rate and a slowdown in rent growth.
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
Financial Results. We continued to be profitable in the second quarter of 2016, with net income of $2.9 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our expectation of continued declining capital and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter, particularly as our capital reserve amount approaches or reaches zero. See “Treasury Senior Preferred Stock Purchase Agreement” above and “Risk Factors” in our 2015 Form 10-K for more information on, and the risks associated with, our limited and declining capital. In addition, our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.
Revenues. We currently have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. In recent years, an increasing portion of our net interest income has been derived from guaranty fees rather than from our retained mortgage portfolio assets, due to the impact of guaranty fee increases implemented in 2012 and the reduction of our retained mortgage portfolio. Approximately two-thirds of our net interest income in the first half of 2016 was derived from the loans underlying our Fannie Mae MBS in consolidated trusts, which primarily generate income through guaranty fees. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.
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
We forecast that total originations in the U.S. single-family mortgage market in 2016 will increase from 2015 levels by approximately 2% from an estimated $1.71 trillion in 2015 to $1.75 trillion in 2016, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $795 billion in 2015 to $733 billion in 2016.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 2.8% in the second quarter of 2016 and by 3.8% in the first half of 2016. We expect the rate of home price appreciation in 2016 to be similar to the rate in 2015. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-backed securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic and political conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $2.4 billion in the first half of 2016, down from $7.5 billion in the first half of 2015. We expect our credit losses to be lower in 2016 than our 2015 credit losses. See “Consolidated Results of Operations—Credit-Related Income—Credit Loss Performance Metrics” for a discussion of our credit losses for the second quarter and first half of 2016 and 2015, including the impact on our first half 2015 credit losses of our adoption of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) and a change in our accounting policy for nonaccrual loans, which collectively resulted in $3.6 billion in charge-offs in the first half of 2015.
Loss Reserves. Our combined loss reserves were $24.1 billion as of June 30, 2016, down from $28.6 billion as of December 31, 2015. Our loss reserves have declined substantially from their peak and are expected to decline further. For a discussion of the factors that contributed to the decline in our loss reserves in the second quarter and first half of 2016, see “Consolidated Results of Operations—Credit-Related Income” and “Consolidated Balance Sheet Analysis—Mortgage Loans.”
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary regarding our future performance, including estimates and expectations regarding our future financial results and profitability, the level and sources of our future revenues and net interest income, our future dividend payments to Treasury, the credit characteristics of, and the credit risk posed by, our future acquisitions, our future credit risk transfer transactions, our future credit losses and our future loss reserves. We also present a number of estimates and expectations in this executive summary regarding future housing market conditions, including expectations regarding future single-family loan delinquency rates, future mortgage originations, future refinancings, future home prices and future conditions in the multifamily market. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. Our future estimates of our performance and housing market conditions, as well as the actual results, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, including negative interest rates; changes in unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our guaranty fee revenues and competitive environment; our future serious delinquency rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; future legislative or regulatory requirements or changes that have a significant impact on our business, such as the enactment of housing finance reform legislation; actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of a single security for Fannie Mae and Freddie Mac; limitations on our business imposed by FHFA, in its role as our conservator or as our regulator; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to our accounting policies; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loans; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; resolution or settlement agreements we may enter into with our counterparties; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the fair value of our assets and liabilities; changes in generally accepted accounting principles (“GAAP”); credit availability; global political risks; natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and other factors, including those discussed in “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report and in our 2015 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Housing Finance Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2015 Form 10-K and in “MD&A—Legislative and Regulatory Developments” in our Form 10-Q for the quarter ended March 31, 2016 (“First Quarter 2016 Form 10-Q”). Also see “Risk Factors” in this report and in our 2015 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
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
We expect Congress to continue to consider legislation relating to the GSEs and housing finance reform, including conducting hearings and considering legislation that would alter the housing finance system or the activities or operations of the GSEs. See “Risk Factors” in this report and our 2015 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.
FHFA Developments
Establishment of Minimum Base Guaranty Fees. Our guaranty fee pricing for single-family loans consists of two components—guaranty fees that we periodically change according to our pricing strategy in response to the market and competitive environment and loan level pricing adjustments that we charge at the time we acquire a loan based on its credit characteristics. From time to time, FHFA establishes requirements for our guaranty fee pricing. In July 2016, FHFA advised us that, as a result of its recently completed comprehensive review of our guaranty fee levels for new acquisitions of single-family mortgages, FHFA, in its regulatory capacity, determined that it was necessary to set minimum base guaranty fees for us. FHFA’s objective is to ensure that guaranty fee reductions do not result in unsafe and unsound conditions. As a result,

FHFA established minimum base guaranty fees that generally apply to our acquisitions of 30-year and 15-year fixed-rate loans in lender swap transactions.
Common Securitization Platform and Single Security. FHFA’s 2016 conservatorship scorecard includes objectives relating to multi-year initiatives we are working on with FHFA, Freddie Mac and Common Securitization Solutions, LLC (“CSS”), a company we jointly own with Freddie Mac, to develop a common securitization platform and a single mortgage-backed security for Fannie Mae and Freddie Mac. In July 2016, FHFA issued an update on implementation of the single security and the common securitization platform that details the progress made to date and describes the milestones that Fannie Mae, Freddie Mac and CSS are expected to meet. The update describes the various phases of testing required for implementing the common securitization platform for Freddie Mac’s existing single-class securities in 2016 and for implementing the single security on the common securitization platform for both Fannie Mae and Freddie Mac in 2018; announces the planned issuance of final single security features and disclosures to the market; and provides information on the ongoing alignment of Fannie Mae and Freddie Mac programs, policies and practices and the processes that will be followed to further support the single security initiative. Also in July 2016, together with Freddie Mac, we published an update describing the final single security features and disclosures for the single security. Later this year, FHFA expects to announce the intended launch date for the single security in order to provide stakeholders at least 12 months’ advance notice.
See our discussion of how our business activities are significantly affected by the conservatorship in “Risk Factors” in our 2015 Form 10-K for more information on the potential impact of FHFA’s requirements for our guaranty fees on our credit risk profile, revenues, results of operations and business as well as a discussion of the risks to our business associated with a single security for Fannie Mae and Freddie Mac, including the risks that implementation of a single security would likely reduce, and could eliminate, the trading advantage that Fannie Mae MBS have over Freddie Mac mortgage-backed securities and that, if this occurs, it could adversely affect our results of operations.

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

Table 3: Summary of Condensed Consolidated Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2016	2015	Variance	2016	2015	Variance
	(Dollars in millions)
Net interest income	$5,286	$5,677	$(391)	$10,055	$10,744	$(689)
Fee and other income	174	556	(382)	377	864	(487)
Net revenues	5,460	6,233	(773)	10,432	11,608	(1,176)
Investment gains, net	398	514	(116)	467	856	(389)
Fair value gains (losses), net	(1,667)	2,606	(4,273)	(4,480)	687	(5,167)
Administrative expenses	(678)	(689)	11	(1,366)	(1,412)	46
Credit-related income (expense)
Benefit (provision) for credit losses	1,601	(1,033)	2,634	2,785	(500)	3,285
Foreclosed property expense	(63)	(182)	119	(397)	(655)	258
Total credit-related income (expense)	1,538	(1,215)	2,753	2,388	(1,155)	3,543
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(453)	(397)	(56)	(893)	(779)	(114)
Other expenses, net	(254)	(202)	(52)	(518)	(197)	(321)
Income before federal income taxes	4,344	6,850	(2,506)	6,030	9,608	(3,578)
Provision for federal income taxes	(1,398)	(2,210)	812	(1,948)	(3,080)	1,132
Net income attributable to Fannie Mae	$2,946	$4,640	$(1,694)	$4,082	$6,528	$(2,446)
Total comprehensive income attributable to Fannie Mae	$2,869	$4,359	$(1,490)	$3,805	$6,155	$(2,350)
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
Table 4: Analysis of Net Interest Income and Yield

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$232,722	$2,390	4.11%	$262,563	$2,415	3.68%
Mortgage loans of consolidated trusts	2,822,502	23,866	3.38	2,785,927	24,267	3.48
Total mortgage loans(1)	3,055,224	26,256	3.44	3,048,490	26,682	3.50
Mortgage-related securities	72,027	728	4.04	115,524	1,290	4.47
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(48,967)	(487)	3.98	(81,251)	(893)	4.40
Total mortgage-related securities, net	23,060	241	4.18	34,273	397	4.63
Non-mortgage-related securities(2)	53,217	57	0.42	42,729	13	0.12
Federal funds sold and securities purchased under agreements to resell or similar arrangements	22,638	24	0.42	32,685	13	0.16
Advances to lenders	4,143	22	2.10	4,137	21	2.01
Total interest-earning assets	$3,158,282	$26,600	3.37%	$3,162,314	$27,126	3.43%
Interest-bearing liabilities:
Short-term funding debt	$56,132	$56	0.40%	$90,365	$33	0.14%
Long-term funding debt	303,397	1,736	2.29	347,044	1,888	2.18
Total funding debt	359,529	1,792	1.99	437,409	1,921	1.76
Debt securities of consolidated trusts	2,867,985	20,009	2.79	2,856,763	20,421	2.86
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(48,967)	(487)	3.98	(81,251)	(893)	4.40
Total debt securities of consolidated trusts held by third parties	2,819,018	19,522	2.77	2,775,512	19,528	2.81
Total interest-bearing liabilities	$3,178,547	$21,314	2.68%	$3,212,921	$21,449	2.67%
Net interest income/net interest yield		$5,286	0.67%		$5,677	0.72%

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$235,338	$4,725	4.02%	$266,622	$4,837	3.63%
Mortgage loans of consolidated trusts	2,820,153	48,492	3.44	2,785,742	48,889	3.51
Total mortgage loans(1)	3,055,491	53,217	3.48	3,052,364	53,726	3.52
Mortgage-related securities	78,833	1,621	4.11	118,629	2,716	4.58
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(54,012)	(1,111)	4.11	(82,419)	(1,840)	4.46
Total mortgage-related securities, net	24,821	510	4.11	36,210	876	4.84
Non-mortgage-related securities(2)	51,737	111	0.43	43,332	25	0.12
Federal funds sold and securities purchased under agreements to resell or similar arrangements	23,416	53	0.45	33,045	25	0.15
Advances to lenders	3,844	41	2.11	4,069	42	2.06
Total interest-earning assets	$3,159,309	$53,932	3.41%	$3,169,020	$54,694	3.45%
Interest-bearing liabilities:
Short-term funding debt	$58,109	$106	0.36%	$94,183	$62	0.13%
Long-term funding debt	311,170	3,590	2.31	352,616	3,845	2.18
Total funding debt	369,279	3,696	2.00	446,799	3,907	1.75
Debt securities of consolidated trusts	2,863,739	41,292	2.88	2,852,858	41,883	2.94
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(54,012)	(1,111)	4.11	(82,419)	(1,840)	4.46
Total debt securities of consolidated trusts held by third parties	2,809,727	40,181	2.86	2,770,439	40,043	2.89
Total interest-bearing liabilities	$3,179,006	$43,877	2.76%	$3,217,238	$43,950	2.73%
Net interest income/net interest yield		$10,055	0.64%		$10,744	0.68%

	As of June 30,
	2016	2015
Selected benchmark interest rates
3-month LIBOR	0.65%	0.28%
2-year swap rate	0.73	0.90
5-year swap rate	0.98	1.79
10-year swap rate	1.36	2.46
30-year Fannie Mae MBS par coupon rate	2.31	3.10
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $321 million and $659 million, respectively, for the second quarter and first half of 2016 compared with $433 million and $845 million, respectively, for the second quarter and first half of 2015.

(2)	Includes cash equivalents.

Table 5: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Six Months Ended
	June 30, 2016 vs. 2015			June 30, 2016 vs. 2015
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(25)	$(290)	$265	$(112)	$(599)	$487
Mortgage loans of consolidated trusts	(401)	316	(717)	(397)	599	(996)
Total mortgage loans	(426)	26	(452)	(509)	—	(509)
Total mortgage-related securities, net	(156)	(121)	(35)	(366)	(246)	(120)
Non-mortgage-related securities(2)	44	4	40	86	6	80
Federal funds sold and securities purchased under agreements to resell or similar arrangements	11	(5)	16	28	(9)	37
Advances to lenders	1	—	1	(1)	(2)	1
Total interest income	$(526)	$(96)	$(430)	$(762)	$(251)	$(511)
Interest expense:
Short-term funding debt	23	(16)	39	44	(31)	75
Long-term funding debt	(152)	(246)	94	(255)	(469)	214
Total funding debt	(129)	(262)	133	(211)	(500)	289
Total debt securities of consolidated trusts held by third parties	(6)	408	(414)	138	753	(615)
Total interest expense	$(135)	$146	$(281)	$(73)	$253	$(326)
Net interest income	$(391)	$(242)	$(149)	$(689)	$(504)	$(185)
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Net interest income decreased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015, primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The average balance of our retained mortgage portfolio was 19% lower in the second quarter of 2016 than in the second quarter of 2015 and 18% lower in first half of 2016 than in the first half of 2015. The decrease in net interest income was partially offset by increased guaranty fee revenue, as loans with higher guaranty fees became a larger part of our guaranty book of business in the second quarter and first half of 2016. Net interest yield decreased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 due to the decline in the percentage of net interest income from our retained mortgage portfolio, which has a higher net interest yield than the net interest yield from guaranty fees. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our retained mortgage portfolio.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. Fee and other income decreased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 primarily due to a gain of $227 million in June 2015 from the sale of our remaining unsecured bankruptcy claims against Lehman Brothers and its subsidiaries. In addition, we recognized lower technology fees in the second quarter and first half of 2016 as a result of eliminating fees charged to our customers for using our Desktop Underwriter and Desktop Originator® systems beginning in June 2015, as well as lower multifamily fees driven by a decrease in yield maintenance income resulting from lower prepayment volumes.

Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of available-for-sale securities, gains and losses recognized on the consolidation and deconsolidation of securities, net other-than-temporary impairments recognized on our investments, and lower of cost or fair value adjustments on HFS loans. Investment gains decreased in the first half of 2016 compared with the first half of 2015 primarily due to a decline in sales volume of non-agency securities and greater losses on HFS loans due to lower of cost or fair value adjustments in the first half of 2016.
Fair Value Gains (Losses), Net
Table 6 displays the components of our fair value gains and losses.
Table 6: Fair Value Gains (Losses), Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(291)	$(199)	$(560)	$(428)
Net change in fair value during the period	(899)	2,507	(3,001)	1,222
Total risk management derivatives fair value gains (losses), net	(1,190)	2,308	(3,561)	794
Mortgage commitment derivatives fair value gains (losses), net	(367)	173	(729)	(66)
Total derivatives fair value gains (losses), net	(1,557)	2,481	(4,290)	728
Trading securities gains, net	22	20	50	56
Other, net(1)	(132)	105	(240)	(97)
Fair value gains (losses), net	$(1,667)	$2,606	$(4,480)	$687
__________

(1)	Consists of debt fair value gains (losses), net, which includes gains (losses) on CAS; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value Gains (Losses), Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. We recognized risk management derivative fair value losses in the second quarter and first half of 2016 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the periods. We recognized risk management derivative fair value gains in the second quarter and first half of 2015 primarily as a result of increases in the fair value of our pay-fixed derivatives due to increases in longer-term swap rates during the periods.
We present, by derivative instrument type, the fair value gains and losses, net on our derivatives in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value Gains (Losses), Net
We recognized fair value losses on our mortgage commitments in the second quarter and first half of 2016 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment periods.
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
Table 7: Total Loss Reserves

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Allowance for loan losses	$23,799	$27,951
Reserve for guaranty losses	290	639
Combined loss reserves	24,089	28,590
Other	98	184
Total loss reserves	24,187	28,774
Fair value losses previously recognized on acquired credit-impaired loans(1)	7,361	8,083
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$31,548	$36,857
__________

(1)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
The reserve for guaranty losses decreased from December 31, 2015 to June 30, 2016 primarily due to increased collateral underlying certain trusts, as well as lower mortgage interest rates and higher home prices.

Table 8: Changes in Combined Loss Reserves

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$26,332	$32,498	$28,590	$36,787
(Benefit) provision for credit losses	(1,601)	1,033	(2,785)	500
Charge-offs(1)	(828)	(2,097)	(2,131)	(7,486)
Recoveries	164	260	329	882
Other(2)	22	114	86	1,125
Ending balance	$24,089	$31,808	$24,089	$31,808

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$23,856	$28,325
Multifamily	233	265
Total	$24,089	$28,590
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	0.85%	1.00%
Multifamily	0.10	0.12
Combined loss reserves as a percentage of:
Total guaranty book of business	0.79%	0.94%
Recorded investment in nonaccrual loans	52.16	57.86
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
The following factors contributed to our benefit for credit losses in the second quarter and first half of 2016:

•
Home prices, including distressed property valuations, increased during the second quarter and first half of 2016. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses.

•
Actual and projected mortgage interest rates declined during the second quarter and first half of 2016. As mortgage interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in the provision for credit losses.

We recognized a provision for credit losses in the second quarter and first half of 2015 primarily due to an increase in mortgage rates, increase in home prices and the redesignation of certain nonperforming single-family loans with an aggregate unpaid principal balance of $4.0 billion from HFI to HFS in the second quarter of 2015. Our approach to the adoption of the charge-off provisions of the Advisory Bulletin on January 1, 2015 had no impact on the amount of benefit for credit losses that we recognized in the second quarter of 2015.
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
Table 9: Troubled Debt Restructurings and Nonaccrual Loans

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
TDRs on accrual status:
Single-family	$135,189	$140,588
Multifamily	356	376
Total TDRs on accrual status	$135,545	$140,964
Nonaccrual loans:
Single-family	$45,712	$48,821
Multifamily	475	591
Total nonaccrual loans	$46,187	$49,412
Accruing on-balance sheet loans past due 90 days or more(1)	$445	$499

	For the Six Months
	Ended June 30,
	2016	2015
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$2,345	$2,903
Interest income recognized for the period(3)	3,103	3,249
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

Foreclosed Property Expense
Foreclosed property expense decreased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 primarily due to a decline in the number of foreclosed properties and a reduction in our estimate of reimbursements to servicers in the second quarter and first half of 2016.
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
Table 10: Credit Loss Performance Metrics

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2016			2015			2016			2015
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$664	8.8	bps	$1,837	24.1	bps	$1,802	11.8	bps	$3,049	20.0	bps
Adoption of Advisory Bulletin and change in accounting policy(2)	—	—		—	—		—	—		3,555	23.3
Foreclosed property expense	63	0.8		182	2.4		397	2.6		655	4.3
Credit losses including the effect of fair value losses on acquired credit-impaired loans	727	9.6		2,019	26.5		2,199	14.4		7,259	47.6
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(3)	90	1.1		110	1.4		190	1.3		246	1.6
Credit losses and credit loss ratio	$817	10.7	bps	$2,129	27.9	bps	$2,389	15.7	bps	$7,505	49.2	bps
Credit losses attributable to:
Single-family	$812			$2,109			$2,381			$7,482
Multifamily	5			20			8			23
Total	$817			$2,129			$2,389			$7,505
Single-family initial charge-off severity rate(4)		17.3%			20.1%			21.4%			28.6%
Multifamily initial charge-off severity rate(4)		1.0%			25.7%			12.3%			24.9%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

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

Credit losses and our credit loss ratio decreased in the second quarter of 2016 compared with the second quarter of 2015 primarily due to lower charge-offs in the second quarter of 2016 than in the second quarter of 2015 associated with the redesignation of certain nonperforming single-family loans from HFI to HFS.
Credit losses and our credit loss ratio decreased in the first half of 2016 compared with the first half of 2015 primarily due to our approach to adopting the charge-off provisions of the Advisory Bulletin and a change in our accounting policy for nonaccrual loans in the first quarter of 2015.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”
The multifamily initial charge-off severity rate decreased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 primarily as a result of limited foreclosures with high property values relative to the unpaid principal balance of those loans in the second quarter of 2016.

Table 11 displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.
Table 11: Credit Loss Concentration Analysis

	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single-Family Credit Losses(2)
	As of			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30,	December 31,	June 30,
	2016	2015	2015	2016	2015	2016	2015
Geographical Distribution:
California	20%	20%	20%	1%	1%	2%	1%
Florida	6	6	6	4	17	8	25
New Jersey	4	4	4	19	22	18	22
New York	5	5	5	19	23	22	17
All other states	65	65	65	57	37	50	35
Select higher-risk product features(3)	22	22	22	57	50	58	61
Vintages:(4)
2004 and prior	5	5	6	16	18	17	10
2005 - 2008	9	10	12	59	68	65	82
2009 - 2016	86	85	82	25	14	18	8
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

As shown in Table 11, the majority of our credit losses for the second quarter and first half of 2016 continued to be driven by loans originated in 2005 through 2008. Our credit losses in New York were higher in the first half of 2016 compared with the first half of 2015 because we charged off a greater portion of excessively delinquent loans in this state in the first half of 2016 than in the first half of 2015. Our credit losses in Florida, as well as credit losses on loans originated in 2005 through 2008, were higher in the second quarter and first half of 2015 compared with the second quarter and first half of 2016 primarily because we charged off a portion of a large number of excessively delinquent loans in these states, relating to these vintages, that remained in the foreclosure process pursuant to the revised charge-off policy we implemented in 2015. We provide more detailed single-family credit performance information, including serious delinquency rates share and foreclosure activity, in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, which was enacted by Congress in December 2011, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.” TCCA fees increased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.

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
In this section, we provide a comparative discussion of our segment results for the second quarter and first half of 2016 and 2015. This section should be read together with our comparative discussion in “Consolidated Results of Operations.” See “Note 11, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
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

Table 12: Single-Family Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
	(Dollars in millions)
Guaranty fee income(1)	$3,260	$3,092	$168	$6,482	$6,132	$350
Credit-related income (expense)(2)	1,535	(1,238)	2,773	2,363	(1,245)	3,608
TCCA fees(1)	(453)	(397)	(56)	(893)	(779)	(114)
Other expenses(3)	(599)	(412)	(187)	(1,186)	(951)	(235)
Income before federal income taxes	3,743	1,045	2,698	6,766	3,157	3,609
Provision for federal income taxes	(1,093)	(419)	(674)	(1,736)	(1,000)	(736)
Net income attributable to Fannie Mae	$2,650	$626	$2,024	$5,030	$2,157	$2,873
Other key performance data:
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$132,086	$130,974		$233,883	$241,968
Credit Guaranty Activity
Average single-family guaranty book of business(4)	$2,821,243	$2,832,900		$2,824,069	$2,839,568
Single-family effective guaranty fee rate:
Total rate, net of TCCA fee (in basis points)(5)(6)	39.8	38.1		39.6	37.7
Total rate (in basis points)(5)	46.2	43.7		45.9	43.2
Single-family average charged guaranty fee on new acquisitions:
Total fee, net of TCCA fee (in basis points)(6)(7)	47.2	49.9		48.1	50.5
Total fee (in basis points)(7)	57.2	59.9		58.1	60.5
Single-family serious delinquency rate, at end of period(8)	1.32%	1.66%		1.32%	1.66%
Market
Single-family mortgage debt outstanding, at end of period (total U.S. market)(9)	$10,008,802	$9,905,385		$10,008,802	$9,905,385
30-year mortgage rate, at end of period(10)	3.48%	4.02%		3.48%	4.02%
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

(5)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business.

(6)	Excludes the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

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

(9)
Information labeled as of June 30, 2016 is as of March 31, 2016 and is based on the Federal Reserve’s June 2016 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts have been changed to reflect revised historical data from the Federal Reserve.

(10)
Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

Pre-tax income increased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 primarily due to a shift to credit-related income from credit-related expense and higher guaranty fee income.
We recognized single-family credit-related income in the second quarter and first half of 2016 compared with credit-related expense in the second quarter and first half of 2015. Credit-related income in the second quarter and first half of 2016 was driven by a benefit for credit losses, which was primarily attributable to an increase in home prices and a decline in actual and projected mortgage interest rates. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses. As mortgage interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in our provision for credit losses. Credit-related expense in the second quarter and first half of 2015 was primarily attributable to an increase in mortgage interest rates during the period. In addition, we redesignated certain nonperforming single-family loans from HFI to HFS. These loans were adjusted to the lower of cost or fair value, which increased credit-related expense for the period. Credit-related expense was partially offset by a positive impact from an increase in home prices during the second quarter and first half of 2015. See “Consolidated Results of Operations—Credit-Related Income” for more information on the drivers of our credit-related income.
Guaranty fee income and our effective guaranty fee rate increased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 as loans with higher guaranty fees have become a larger part of our single-family guaranty book of business primarily due to the cumulative impact of guaranty fee price increases implemented in 2012.
Our single-family acquisition volume and single-family Fannie Mae MBS issuances increased in the second quarter of 2016 compared with the second quarter of 2015, driven primarily by an increase in acquisitions of home purchase mortgage loans. Our single-family acquisition volume and single-family Fannie Mae MBS issuances decreased in the first half of 2016 compared with the first half of 2015, driven primarily by a decrease in refinance activity. Lower refinance activity also drove a decrease in liquidations of loans from our single-family guaranty book of business in the first half of 2016 compared with the first half of 2015. Accordingly, the size of our single-family guaranty book of business remained relatively flat.
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
Table 13: Multifamily Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
	(Dollars in millions)
Guaranty fee income	$400	$357	$43	$785	$697	$88
Fee and other income	48	84	(36)	107	135	(28)
Gains from partnership investments(1)	20	43	(23)	40	255	(215)
Credit-related income(2)	3	23	(20)	25	90	(65)
Other expenses(3)	(92)	(100)	8	(207)	(217)	10
Income before federal income taxes	379	407	(28)	750	960	(210)
Provision for federal income taxes	(40)	(41)	1	(78)	(111)	33
Net income attributable to Fannie Mae	$339	$366	$(27)	$672	$849	$(177)
Other key performance data:
Securitization Activity/New Business
Multifamily new business volume(4)	$10,251	$14,632		$22,802	$24,996
Multifamily units financed from new business volume	141,000	181,000		302,000	315,000
Multifamily Fannie Mae MBS issuances(5)	$10,183	$14,979		$22,734	$26,397
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$2,851	$3,017		$5,584	$6,451
Multifamily Fannie Mae MBS outstanding, at end of period(6)	$201,680	$181,992		$201,680	$181,992
Credit Guaranty Activity
Average multifamily guaranty book of business(7)	$222,969	$209,968		$219,786	$207,750
Multifamily effective guaranty fee rate (in basis points)(8)	71.8	68.0		71.4	67.1
Multifamily credit loss ratio (in basis points)(9)	0.9	3.8		0.7	2.2
Multifamily serious delinquency rate, at end of period	0.07%	0.05%		0.07%	0.05%
Percentage of multifamily guaranty book of business with lender risk-sharing	93%	90%		93%	90%
Fannie Mae percentage of total multifamily mortgage debt outstanding, at end of period(10)	19%	19%		19%	19%
Portfolio Data
Average Fannie Mae multifamily mortgage loans and Fannie Mae MBS in Capital Markets group’s portfolio(11)	$21,146	$35,037		$22,672	$37,388
Additional net interest income and yield maintenance income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(12)	$84	$222		$187	$392
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

(5)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS as a result of lender swap transactions; (b) Fannie Mae portfolio securitization transactions of which we had none for the three and six months ended June 30, 2016, and $400 million and $1.5 billion for the three and six months ended June 30, 2015; and (c) conversions of adjustable-rate loans to fixed-rate loans of $118 million and $4 million for the three and six months ended June 30, 2016 and 2015, respectively; we had no MBS reissuances for the three and six months ended June 30, 2016, and MBS reissuances of $56 million for the three months and six months ended June 30, 2015.

(6)
Includes $8.4 billion and $15.1 billion of Fannie Mae multifamily MBS held in our retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of June 30, 2016 and 2015, respectively.

(7)
Our multifamily guaranty book of business consists of (a) multifamily mortgage loans of Fannie Mae, (b) multifamily mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on multifamily mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(8)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business.

(9)	Calculated based on annualized Multifamily segment credit losses divided by the average multifamily guaranty book of business.

(10)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of June 30, 2016 is as of March 31, 2016 and is based on the Federal Reserve’s June 2016 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

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

Pre-tax income decreased in the second quarter of 2016 compared with the second quarter of 2015 primarily as a result of decreases in fee and other income, gains from partnership investments and credit-related income, partially offset by an increase in guaranty fee income. Pre-tax income decreased in the first half of 2016 compared with the first half of 2015 primarily as a result of decreases in gains from partnership investments, credit-related income and fee and other income, partially offset by an increase in guaranty fee income.
Guaranty fee income increased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continued to liquidate.
Fee and other income decreased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 primarily due to a decrease in yield maintenance income as a result of lower prepayment volumes in the second quarter and first half of 2016.
Gains from partnership investments decreased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 as the number of our multifamily partnership investments continued to decline.
Credit-related income decreased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 primarily driven by a smaller benefit from the reduction in the allowance for loan losses.
FHFA’s 2016 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $35 billion, excluding certain targeted business segments. Approximately 67% of Fannie Mae’s multifamily new business volume of $22.8 billion for the first half of 2016 counted towards FHFA’s 2016 multifamily volume cap.
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

Table 14: Capital Markets Group Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
	(Dollars in millions)
Net interest income(1)	$1,080	$1,513	$(433)	$2,172	$3,115	$(943)
Investment gains, net(2)	2,088	1,562	526	3,503	3,071	432
Fair value gains (losses), net(3)	(1,730)	2,555	(4,285)	(4,533)	585	(5,118)
Fee and other income	31	150	(119)	52	205	(153)
Other expenses(4)	(318)	(380)	62	(638)	(758)	120
Income before federal income taxes	1,151	5,400	(4,249)	556	6,218	(5,662)
Provision for federal income taxes	(265)	(1,750)	1,485	(134)	(1,969)	1,835
Net income attributable to Fannie Mae	$886	$3,650	$(2,764)	$422	$4,249	$(3,827)
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $468 million and $518 million for the three months ended June 30, 2016 and 2015, respectively, and $956 million and $1.1 billion for the six months ended June 30, 2016 and 2015, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

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

Pre-tax income decreased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 primarily due to fair value losses recognized in the second quarter and first half of 2016 compared with fair value gains in the second quarter and first half of 2015, as well as a decrease in net interest income, partially offset by an increase in investment gains.
Fair value losses in the second quarter and first half of 2016 were primarily due to fair value losses on our risk management derivatives. The derivatives fair value losses that are reported for the Capital Markets group are consistent with the amounts reported in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”
The decrease in net interest income in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap.
Investment gains increased in the second quarter and first half of 2016 compared with the second quarter and first half of 2015 primarily due to higher gains recognized on the sale of available-for-sale (“AFS”) securities as a result of an increase in sales volume in the second quarter and first half of 2016.
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
We are continuing our work to securitize reperforming loans held in our retained mortgage portfolio into Fannie Mae MBS to obtain more flexibility to manage our risk and reduce the size of our portfolio. Reperforming loans are mortgage loans on which the borrower had previously been delinquent but subsequently became current, either with or without a modification. Over time, we may elect to sell Fannie Mae MBS backed by reperforming loans.
As we continue to reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will continue to decrease. As of June 30, 2016, we owned $316.3 billion in mortgage assets, compared with $345.1 billion as of December 31, 2015. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2015 Form 10-K.
Table 15 displays our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance.
Table 15: Capital Markets Group’s Mortgage Portfolio Activity

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Mortgage loans:
Beginning balance	$248,360	$281,402	$253,592	$285,610
Purchases	59,776	57,220	103,463	106,008
Securitizations(1)	(53,535)	(55,629)	(92,666)	(98,386)
Sales	(1,254)	(633)	(2,358)	(633)
Liquidations(2)	(10,686)	(11,551)	(19,370)	(21,790)
Mortgage loans, ending balance	242,661	270,809	242,661	270,809

Mortgage securities:
Beginning balance	84,284	130,282	91,511	127,703
Purchases(3)	15,669	12,508	30,850	21,198
Securitizations(1)	53,535	55,629	92,666	98,386
Sales	(76,922)	(73,364)	(133,584)	(117,032)
Liquidations(2)	(2,950)	(5,557)	(7,827)	(10,757)
Mortgage securities, ending balance	73,616	119,498	73,616	119,498
Total Capital Markets group’s mortgage portfolio	$316,277	$390,307	$316,277	$390,307
__________

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(2)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

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
Table 16: Capital Markets Group’s Mortgage Portfolio Composition

	As of
	June 30, 2016			December 31, 2015
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(Dollars in millions)
Mortgage loans:
Single-family loans:
Government insured or guaranteed	$—	$31,721	$31,721	$—	$33,376	$33,376
Conventional	—	199,101	199,101	—	206,851	206,851
Total single-family loans	—	230,822	230,822	—	240,227	240,227
Multifamily loans:
Government insured or guaranteed	—	218	218	—	224	224
Conventional	—	11,621	11,621	—	13,141	13,141
Total multifamily loans	—	11,839	11,839	—	13,365	13,365
Total mortgage loans	—	242,661	242,661	—	253,592	253,592
Mortgage-related securities:
Fannie Mae	47,307	11,156	58,463	57,185	11,512	68,697
Freddie Mac	3,149	—	3,149	5,232	—	5,232
Ginnie Mae	565	—	565	748	—	748
Alt-A private-label securities	—	2,516	2,516	—	3,481	3,481
Subprime private-label securities	—	3,893	3,893	—	5,212	5,212
Commercial mortgage-backed securities (“CMBS”)	—	2,365	2,365	—	3,515	3,515
Mortgage revenue bonds	—	2,112	2,112	—	3,105	3,105
Other mortgage-related securities	—	553	553	—	1,521	1,521
Total mortgage-related securities(1)	51,021	22,595	73,616	63,165	28,346	91,511
Total Capital Markets group’s mortgage portfolio	$51,021	$265,256	$316,277	$63,165	$281,938	$345,103
__________

(1)	The fair value of these mortgage-related securities was $77.9 billion and $96.0 billion as of June 30, 2016 and December 31, 2015, respectively.
Our Capital Markets group’s mortgage portfolio decreased as of June 30, 2016 compared with December 31, 2015, as we continued to reduce the size of our retained mortgage portfolio. The overall portfolio decrease was driven by sales and liquidations outpacing purchases.
The loans we purchased in the first half of 2016 included $5.9 billion in delinquent loans we purchased from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements. Table 17 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio.

Table 17: Capital Markets Group’s Mortgage Portfolio

	As of
	June 30, 2016		December 31, 2015
	Unpaid Principal Balance	Percent of Total	Unpaid Principal Balance	Percent of Total
	(Dollars in millions)
TDRs on accrual status	$131,960	42%	$137,117	40%
Nonaccrual loans	43,097	13	47,000	13
All other mortgage-related assets	141,220	45	160,986	47
Total Capital Markets group’s mortgage portfolio	$316,277	100%	$345,103	100%

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 18: Summary of Condensed Consolidated Balance Sheets

	As of
	June 30, 2016	December 31, 2015	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$45,944	$42,024	$3,920
Restricted cash	37,697	30,879	6,818
Investments in securities(1)	52,347	60,138	(7,791)
Mortgage loans:
Of Fannie Mae	228,305	238,397	(10,092)
Of consolidated trusts	2,825,363	2,809,198	16,165
Allowance for loan losses	(23,799)	(27,951)	4,152
Mortgage loans, net of allowance for loan losses	3,029,869	3,019,644	10,225
Deferred tax assets, net	35,953	37,187	(1,234)
Other	33,083	32,045	1,038
Total assets	$3,234,893	$3,221,917	$12,976
Liabilities and equity
Debt:
Of Fannie Mae	$362,418	$386,135	$(23,717)
Of consolidated trusts	2,849,486	2,811,536	37,950
Other	18,920	20,187	(1,267)
Total liabilities	3,230,824	3,217,858	12,966
Equity	4,069	4,059	10
Total liabilities and equity	$3,234,893	$3,221,917	$12,976
__________

(1)
Includes $29.7 billion as of June 30, 2016 and $29.5 billion as of December 31, 2015 of U.S. Treasury securities that are included in our other investments portfolio, which we present in “Table 22: Cash and Other Investments Portfolio.”

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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by servicers of loans backing consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash increased as of June 30, 2016 compared with the balance as of December 31, 2015 primarily as a result of an increase in prepayments received on mortgage loans in June 2016 compared with prepayments received in December 2015.
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
Table 19: Summary of Mortgage-Related Securities at Fair Value

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$8,688	$9,034
Freddie Mac	3,366	5,613
Ginnie Mae	608	817
Alt-A private-label securities	2,143	3,114
Subprime private-label securities	2,768	3,925
CMBS	2,412	3,596
Mortgage revenue bonds	2,222	3,150
Other mortgage-related securities	488	1,404
Total	$22,695	$30,653
The decrease in mortgage-related securities at fair value from December 31, 2015 to June 30, 2016 was primarily driven by sales activity and liquidations, partially offset by increases in the fair value of agency securities in the first half of 2016.
Mortgage Loans
The increase in mortgage loans from December 31, 2015 to June 30, 2016 was primarily due to acquisitions outpacing liquidations. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
The decrease in our allowance for loan losses from December 31, 2015 to June 30, 2016 was primarily driven by increases in home prices, declines in actual and projected mortgage interest rates, liquidations of mortgage loans and charge-offs which relieved the allowance on these loans. See “Consolidated Results of Operations—Credit-Related Income” for more information.
Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. The decrease in debt of Fannie Mae from December 31, 2015 to June 30, 2016 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts from December 31, 2015 to June 30, 2016 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity
Our equity remained at $4.1 billion as of June 30, 2016 and December 31, 2015 due to our comprehensive income recognized during the first half of 2016, offset by our payments of senior preferred stock dividends to Treasury during the first half of 2016.

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

Fannie Mae Debt Funding Activity
Table 20 displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption. The increase in our issuances and payoffs of short-term debt during the first half of 2016 compared with the first half of 2015 was driven by our utilization of short-term notes with overnight maturities in the first half of 2016.
Table 20: Activity in Debt of Fannie Mae

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$170,072	$43,667	$276,885	$95,778
Weighted-average interest rate	0.26%	0.11%	0.27%	0.11%
Long-term:(1)
Amount	$27,384	$16,518	$51,652	$33,241
Weighted-average interest rate	1.61%	1.60%	1.74%	1.62%
Total issued:
Amount	$197,456	$60,185	$328,537	$129,019
Weighted-average interest rate	0.45%	0.52%	0.50%	0.50%
Paid off during the period:(2)
Short-term:
Amount	$169,891	$61,762	$287,320	$119,488
Weighted-average interest rate	0.28%	0.11%	0.26%	0.08%
Long-term:
Amount	$36,195	$22,267	$65,447	$45,430
Weighted-average interest rate	1.98%	1.84%	2.09%	1.32%
Total paid off:
Amount	$206,086	$84,029	$352,767	$164,918
Weighted-average interest rate	0.58%	0.57%	0.60%	0.42%
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
Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt, was 17% as of June 30, 2016, compared with 18% as of December 31, 2015. The weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.38% as of June 30, 2016 from 2.41% as of December 31, 2015.

Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 36% as of June 30, 2016 and 32% as of December 31, 2015. The weighted-average maturity of our outstanding debt that is maturing within one year was 134 days as of June 30, 2016, compared with 125 days as of December 31, 2015. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 57 months as of June 30, 2016 and December 31, 2015.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $479.0 billion in 2016. As of June 30, 2016, our aggregate indebtedness totaled $365.1 billion, which was $113.9 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.
Table 21 displays information on our outstanding short-term and long-term debt based on its original contractual terms.
Table 21: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	June 30, 2016			December 31, 2015
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$115	—%	—	$62	—%

Short-term debt:
Debt of Fannie Mae	—	$60,495	0.43%	—	$71,007	0.26%
Debt of consolidated trusts	—	742	0.41	—	943	0.19
Total short-term debt		$61,237	0.43%		$71,950	0.26%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2016 - 2030	$157,023	2.36%	2016 - 2030	$154,057	2.49%
Medium-term notes(3)	2016 - 2026	79,663	1.48	2016 - 2025	96,997	1.53
Other(4)	2016 - 2038	20,451	5.39	2016 - 2038	27,772	4.88
Total senior fixed		257,137	2.33		278,826	2.39
Senior floating:
Medium-term notes(3)	2016 - 2019	26,465	0.51	2016 - 2019	20,791	0.27
Connecticut Avenue Securities(5)	2023 - 2028	13,350	4.43	2023 - 2028	10,764	3.84
Other(6)	2020 - 2037	410	8.66	2020 - 2037	368	10.46
Total senior floating		40,225	1.87		31,923	1.58
Subordinated debentures	2019	4,431	9.93	2019	4,227	9.93
Secured borrowings(7)	2021 - 2022	130	1.44	2021 - 2022	152	1.47
Total long-term debt of Fannie Mae		301,923	2.38		315,128	2.41
Debt of consolidated trusts	2016 - 2054	2,848,744	2.73	2016 - 2054	2,810,593	2.94
Total long-term debt		$3,150,667	2.70%		$3,125,721	2.88%
Outstanding callable debt of Fannie Mae(8)		$81,135	1.94%		$96,199	1.92%

__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $2.8 billion and $3.2 billion as of June 30, 2016 and December 31, 2015, respectively.

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
Table 22: Cash and Other Investments Portfolio

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Cash and cash equivalents	$23,619	$14,674
Federal funds sold and securities purchased under agreements to resell or similar arrangements	22,325	27,350
U.S. Treasury securities	29,652	29,485
Total cash and other investments	$75,596	$71,509
Credit Ratings
As of June 30, 2016, our credit ratings have not changed since we filed our 2015 Form 10-K. For additional information on our credit ratings, see “MD&A—Liquidity and Capital Management—Credit Ratings” in our 2015 Form 10-K.
Cash Flows
Six Months Ended June 30, 2016. Cash and cash equivalents increased by $8.9 billion from $14.7 billion as of December 31, 2015 to $23.6 billion as of June 30, 2016. The increase was primarily driven by cash inflows from (1) the sale of Fannie Mae MBS to third parties, (2) proceeds from repayments and sales of loans of Fannie Mae and (3) proceeds from the sale and liquidation of mortgage-related securities.
Partially offsetting these cash inflows were cash outflows from (1) the redemption of funding debt, which outpaced issuances due to lower funding needs, (2) the acquisition of delinquent loans out of MBS trusts and (3) the payment of dividends to Treasury under our senior preferred stock purchase agreement.
Six Months Ended June 30, 2015. Cash and cash equivalents decreased by $2.7 billion from $22.0 billion as of December 31, 2014 to $19.3 billion as of June 30, 2015. The decrease was primarily driven by cash outflows from (1) the redemption of funding debt, which outpaced issuances due to lower funding needs and (2) the acquisition of delinquent loans out of MBS trusts.

Partially offsetting these cash outflows were cash inflows from (1) proceeds from repayments and sales of loans of Fannie Mae, (2) the sale of our acquired property and (3) proceeds from the sale and liquidation of mortgage-related securities.
Capital Management
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. The deficit of our core capital over statutory minimum capital was $139.1 billion as of June 30, 2016 and $139.7 billion as of December 31, 2015. For more information on our minimum capital requirements, see “Note 14, Regulatory Capital Requirements” in our 2015 Form 10-K.
Capital Activity
The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis. Our second quarter 2016 dividend of $919 million was declared by FHFA and subsequently paid by us on June 30, 2016. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the third quarter of 2016 of $2.9 billion by September 30, 2016.
The terms of our senior preferred stock provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, which continues to decrease annually. The capital reserve amount is $1.2 billion for dividend periods in 2016, and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018.
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2016. The current aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of June 30, 2016 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement.
See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2015 Form 10-K for more information on the terms of the senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risks relating to our dividend obligations to Treasury on the senior preferred stock. See “Risk Factors” in this report for a discussion of how changes in accounting standards could have a material adverse effect on our financial results or net worth.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $26.0 billion as of June 30, 2016 and $27.5 billion as of December 31, 2015.
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
Mortgage Credit Book of Business
Table 23 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 92% of our mortgage credit book of business as of June 30, 2016 and 93% of our mortgage credit book of business as of December 31, 2015.

Table 23: Composition of Mortgage Credit Book of Business

	As of
	June 30, 2016			December 31, 2015
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,807,668	$210,677	$3,018,345	$2,817,251	$198,342	$3,015,593
Unconsolidated Fannie Mae MBS, held by third parties(2)	9,028	1,209	10,237	9,818	1,226	11,044
Other credit guarantees(3)	2,424	13,320	15,744	2,652	13,852	16,504
Guaranty book of business	$2,819,120	$225,206	$3,044,326	$2,829,721	$213,420	$3,043,141
Agency mortgage-related securities(4)	3,706	8	3,714	5,973	7	5,980
Other mortgage-related securities(5)	7,081	4,358	11,439	10,365	6,469	16,834
Mortgage credit book of business	$2,829,907	$229,572	$3,059,479	$2,846,059	$219,896	$3,065,955
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,770,368	$223,784	$2,994,152	$2,778,254	$211,975	$2,990,229
Government Guaranty Book of Business(7)	$48,752	$1,422	$50,174	$51,467	$1,445	$52,912
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
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In February 2016, we paid $217 million to the funds based on our new business purchases in 2015. Our new business purchases were $260.6 billion in the first half of 2016. Accordingly, we recognized an expense of $109 million related to this obligation for the first half of 2016. We expect to pay this amount, plus additional amounts to be accrued based on our new business purchases in the second half of 2016, to the funds in February 2017. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Affordable Housing Allocations” in our 2015 Form 10-K for more information regarding this obligation.
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of June 30, 2016 and December 31, 2015. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

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
Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period

	As of June 30, 2016
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%(3)	Serious Delinquency Rate(4)
2009-2016 acquisitions, excluding HARP and other Refi Plus loans	69%	58%	* %	0.22%
HARP loans(5)	10	78	11	1.11
Other Refi Plus loans(6)	7	46	*	0.40
2005-2008 acquisitions	9	74	14	6.55
2004 and prior acquisitions	5	44	1	2.84
Total single-family conventional guaranty book of business	100%	60%	3%	1.32%
__________

*	Represents less than 0.5%

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of June 30, 2016.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of June 30, 2016.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the June 30, 2016 serious delinquency rates of loans acquired in 2005 through 2008.

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
We derive an eligibility defect rate from our random reviews, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use the eligibility defect rate to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process. As of June 30, 2016, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions made during the twelve months ended November 2015 was 0.75%. We continue to work with lenders to reduce the number of defects.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief under our representation and warranty framework described below. We collectively refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests. The unpaid principal balance of single-family loans that are subject to a repurchase request has declined significantly since we strengthened our underwriting standards in late 2008 and 2009, implemented changes to our quality control process in 2013 and implemented our representation and warranty framework described below. As of June 30, 2016, we had issued repurchase requests on approximately 0.23% of the $476 billion of unpaid principal balance of single-family loans delivered to us during the twelve months ended November 2015.
Our total outstanding repurchase requests as of June 30, 2016 were $349 million, compared with $696 million as of December 31, 2015. The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which may be substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. Amounts relating to repurchase requests originating from missing documentation or loan files where a full file review could not be completed are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed. If we are unable to resolve our repurchase requests, either through collection or additional remedies, we will not recover the losses we have recognized on the associated loans.
Representation and Warranty Framework
Our representation and warranty framework for single-family mortgage loans delivered on or after January 1, 2013 seeks to provide lenders a higher degree of certainty and clarity regarding their repurchase exposure and liability on future deliveries, as well as consistency around repurchase timelines and remedies. Under the framework, lenders are relieved of underwriting-related repurchase liability for loans that meet specific requirements. For example, a lender would not be required to repurchase a mortgage loan in breach of certain underwriting and eligibility representations and warranties if the borrower has made timely payments for 36 months following the delivery date (or, for Refi Plus loans, including HARP loans, for 12 months following the delivery date), and the loan meets other specified eligibility requirements. For single-family loans delivered on or after July 1, 2014, the 36-month timely payment history requirement was relaxed to permit two instances of 30-day delinquency and to add an alternative path to relief if there is a satisfactory conclusion of a full-file quality control review. Certain representations and warranties are “life of loan” representations and warranties, meaning that no relief from their enforcement is available to lenders regardless of the number of payments made by a borrower or the successful completion of a full-file quality control review. Examples of life of loan representations and warranties include, but are not limited to, a lender’s representation and warranty that it has originated the loan in compliance with applicable laws and that the loan conforms to our charter requirements.
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
As of June 30, 2016, approximately 42% of the outstanding loans in our single-family conventional guaranty book of business were acquired under the representation and warranty framework we implemented in 2013, compared with 38% as of December 31, 2015. Table 25 below displays information regarding the relief status of single-family conventional loans, based on payment history or the satisfactory conclusion of a quality control review, delivered to us under the representation and warranty framework we implemented in 2013.
Table 25: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2016

	As of June 30, 2016
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$170,479	1,194,285	$244,400	1,196,294	$414,879	2,390,579
Remain eligible for relief	27,505	182,041	957,816	4,635,716	985,321	4,817,757
Are not eligible for relief	3,979	26,045	9,683	52,015	13,662	78,060
Total outstanding loans acquired since January 1, 2013	$201,963	1,402,371	$1,211,899	5,884,025	$1,413,862	7,286,396
As of June 30, 2016, approximately 33% of loans acquired under the representation and warranty framework had obtained relief, compared with 19% as of December 31, 2015. The increase in the percentage of loans that have obtained repurchase relief in the first half of 2016 was driven by the large number of non-Refi Plus single-family loans purchased in the first half of 2013 that have now received representation and warranty relief by meeting the 36-month timely payment history requirement. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans acquired beginning in 2013 that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus of our quality control reviews to shortly after the time the loans are delivered to us. We also retain the right to review any defaulted loans that were not previously reviewed and have not obtained relief, in addition to retaining the right to review all loans for any violations of life of loan representations and warranties.
Transfer of Mortgage Credit Risk
Credit Risk-Sharing Transactions
Our Single-Family business has developed risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. The goal of these transactions is, to the extent economically sensible, to transfer a portion of the existing mortgage credit risk on a portion of recently acquired loans in our single-family guaranty book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through CAS and CIRT transactions. Approximately 19% of the loans in our single-family conventional guaranty book of business as of June 30, 2016, measured by unpaid principal balance, were included in a reference pool for a

CAS or CIRT transaction. We have also executed other types of risk-sharing transactions in addition to our CAS and CIRT transactions. In the aggregate, our credit risk transfer transactions completed through June 30, 2016 transferred a significant portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $660 billion.
The loans we have included in our single-family credit risk transfer transactions have been limited to specified categories of loans we have acquired in recent years. Loan categories we have targeted for credit risk transfer transactions generally consist of fixed-rate 30-year single-family conventional loans that meet certain credit performance characteristics, are non-Refi Plus and have LTV ratios between 60% and 97%. These targeted loan categories constituted over half of our loan acquisitions for the twelve months ended June 2015, and over 95% of the loans in these categories that we acquired in the twelve months ended June 2015 were included in a subsequent credit risk transfer transaction. Loans are included in reference pools for credit risk transfer transactions on a lagged basis; typically, about one year after we initially acquire the loans. The portion of our single-family loan acquisitions we include in credit risk transfer transactions can vary from period to period based on market conditions and other factors.
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
CIRT deals are insurance transactions whereby we obtain actual loss coverage on pools of loans either directly from an insurance provider that retains the risk, or from an insurance provider that simultaneously cedes all of its risk to one or more reinsurers. CIRT deals are structured so that we retain an aggregate amount of initial losses on the loans in the pool, typically 0.5% of the pool unpaid principal balance at the effective date of the coverage, before the insurance layer, typically 2.5% of the pool unpaid principal balance at the effective date of the coverage, attaches. We currently retain the risk of any remaining losses above the insurance layer. The insurance layer typically provides coverage for losses that are in excess of our estimated stress losses for the pool. Insurance benefits are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to the loss. CIRT transactions completed to date have been written for ten-year terms. A portion of the insurers’ or reinsurers’ obligations is collateralized with highly-rated liquid assets held in a trust account. The required amount of collateral is initially determined according to the ratings of such insurer or reinsurer. There are contractual provisions that require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade. We make premium payments on CIRT deals that we recognize in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income.

Table 26 displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our CAS and CIRT transactions.
Table 26: Credit Risk Transferred Pursuant to CAS and CIRT Transactions

	At Issuance						As of June 30, 2016
	Retained by Fannie Mae			Credit Risk Transferred to Third Parties(1)
	First Loss Position	Mezzanine Loss Position	Senior Loss Position	First Loss Position	Mezzanine Loss Position	Total Initial Reference Pool(2)	Total Outstanding Reference Pool(1)(2)
	(Dollars in millions)
CAS issuances:
First half of 2016	$742	$150	$99,081	$289	$2,854	$103,116	$99,184
2015	1,058	312	181,282	—	5,921	188,573	150,848
2014	845	355	215,175	—	5,849	222,224	178,644
2013	80	47	25,954	—	675	26,756	20,377
Total CAS issuances	$2,725	$864	$521,492	$289	$15,299	$540,669	$449,053
CIRT transactions:
First half of 2016	$238		$46,244		$1,192	$47,674	$45,077
2015	202		39,104		1,008	40,314	33,408
2014	32		6,195		192	6,419	4,107
Total CIRT transactions	$472		$91,543		$2,392	$94,407	$82,592
Total CAS and CIRT transactions						$635,076	$531,645
Total outstanding reference pool as a percentage of single-family conventional guaranty book of business							19.2%
__________

(1)	Includes $15.8 billion outstanding for the loss tranches transferred to third parties as of June 30, 2016.

(2)	For CIRT transactions, “reference pool” reflects a pool of covered loans.
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
Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)				Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Original LTV ratio:(5)
<= 60%	19%	19%	19%	19%	21%	21%
60.01% to 70%	14	14	14	14	14	14
70.01% to 80%	39	40	39	40	38	38
80.01% to 90%(6)	12	12	12	12	11	11
90.01% to 100%(6)	16	14	16	14	12	12
100.01% to 125%(6)	*	1	*	1	3	3
Greater than 125%(6)	*	*	*	*	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	75%	74%	75%	74%	75%	75%
Average loan amount	$230,416	$223,320	$225,443	$222,548	$161,368	$160,741
Estimated mark-to-market LTV ratio:(7)
<= 60%					49%	46%
60.01% to 70%					19	19
70.01% to 80%					16	17
80.01% to 90%					9	10
90.01% to 100%					4	5
100.01% to 125%					2	2
Greater than 125%					1	1
Total					100%	100%
Weighted-average					60%	62%
Product type:
Fixed-rate:(8)
Long-term	82%	81%	81%	81%	77%	76%
Intermediate-term	17	17	17	17	16	17
Interest-only	—	—	—	—	*	*
Total fixed-rate	99	98	98	98	93	93
Adjustable-rate:
Interest-only	—	—	—	—	2	2
Other ARMs	1	2	2	2	5	5
Total adjustable-rate	1	2	2	2	7	7
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	98%	97%	97%	97%
2-4 units	2	3	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	90%	90%	90%	91%	91%
Condo/Co-op	10	10	10	10	9	9
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)				Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Occupancy type:
Primary residence	90%	88%	90%	88%	88%	88%
Second/vacation home	4	4	4	4	4	4
Investor	6	8	6	8	8	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620(9)	* %	1%	* %	1%	2%	2%
620 to < 660	4	4	5	4	5	5
660 to < 700	12	11	13	11	12	12
700 to < 740	21	20	21	20	20	20
>= 740	63	64	61	64	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	749	750	747	749	744	744
Loan purpose:
Purchase	47%	40%	47%	39%	34%	33%
Cash-out refinance	18	18	19	18	20	20
Other refinance	35	42	34	43	46	47
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	14%	14%	14%	14%	15%	15%
Northeast	13	14	13	14	18	19
Southeast	21	20	21	19	22	22
Southwest	20	19	20	19	17	16
West	32	33	32	34	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
<= 2007					12%	13%
2008					2	2
2009					4	5
2010					6	7
2011					7	8
2012					19	21
2013					17	18
2014					10	11
2015					16	15
2016					7	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 6% of our single-family conventional guaranty book of business as of June 30, 2016 and 5% as of December 31, 2015. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—Jumbo Conforming and High-Balance Loans” in our 2015 Form 10-K for information on our loan limits.

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

Credit Profile Summary
Overview
Our acquisitions in the first half of 2016 continued to have a strong credit profile with a weighted average original LTV ratio of 75%, compared with 74% in the first half of 2015. Our acquisition of loans with original LTV ratios over 80% increased to 28% in the first half of 2016, compared with 27% in the first half of 2015. This increase was primarily due to a decrease in our acquisitions of refinance loans, which decreased to 53% in the first half of 2016, compared with 61% in the first half of 2015, and an increase in our acquisitions of home purchase loans. Home purchase loans typically have higher LTV ratios than non-HARP refinance loans. The weighted average FICO credit score of our acquisitions decreased to 747 in the first half of 2016, compared with 749 in the first half of 2015. Our acquisitions of loans with FICO credit scores at origination of 740 or above decreased to 61% in the first half of 2016, compared with 64% in the first half of 2015. Our acquisition of loans with FICO credit scores at origination of less than 700 increased to 18% in the first half of 2016, compared with 16% in the first half of 2015.
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
The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Since 2012, we have acquired HARP loans with LTV ratios greater than 125% for fixed-rate loans of eligible borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of June 30, 2016, HARP loans, which constituted 10% of our single-family book of business, had a weighted average FICO credit score at origination of 728 compared with 744 for loans in our single-family book of business overall.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the newly acquired loans essentially replaces the credit risk on the loans that we already held prior to the refinancing. These loans have higher risk profiles and higher serious delinquency rates than the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate). HARP loans constituted approximately 2% of our total single-family acquisitions in the first half of 2016, compared with approximately 3% of total single-family acquisitions in the first half of 2015. We expect the volume of refinancings under HARP to continue to decline between now and the program’s expiration on December 31, 2016, due to a decrease in the population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of June 30, 2016 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period.”
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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $94.7 billion as of June 30, 2016, represented approximately 3% of our single-family conventional guaranty book of business. Because we discontinued the purchase of newly originated Alt-A loans in 2009, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time.
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
FHFA’s 2016 conservatorship scorecard includes objectives relating to reducing the number of our severely aged delinquent loans, including through nonperforming loan sales. During the first half of 2016, we sold approximately 11,300 nonperforming loans with an aggregate unpaid principal balance of $2.2 billion. As of June 30, 2016, we had sold a total of approximately 21,700 nonperforming loans with an aggregate unpaid principal balance of $4.4 billion. We plan to complete additional nonperforming loan sales in 2016.
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
Table 28: Delinquency Status and Activity of Single-Family Conventional Loans

	As of
	June 30, 2016	December 31, 2015	June 30, 2015
Delinquency status:
30 to 59 days delinquent	1.42%	1.46%	1.39%
60 to 89 days delinquent	0.36	0.41	0.38
Seriously delinquent (“SDQ”)	1.32	1.55	1.66
Percentage of SDQ loans that have been delinquent for more than 180 days	68%	67%	72%
Percentage of SDQ loans that have been delinquent for more than two years	27	30	33

	For the Six Months Ended June 30,
	2016	2015
Single-family SDQ loans (number of loans):
Beginning balance	267,174	329,590
Additions	119,519	130,406
Removals:
Modifications and other loan workouts	(40,645)	(51,083)
Liquidations and sales	(58,889)	(60,249)
Cured or less than 90 days delinquent	(61,569)	(61,292)
Total removals	(161,103)	(172,624)
Ending balance	225,590	287,372
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010 and is expected to continue to decrease. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance and our acquisition of loans with stronger credit profiles since the beginning of 2009. Loans we acquired since 2009 comprised 86% of our single-family guaranty book of business and had a serious delinquency rate of 0.34% as of June 30, 2016. In recent periods, nonperforming loan sales have also contributed to the decrease in our serious delinquency rate.
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
Certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Our 2005 to 2008 loan vintages represented approximately 45% of the loans added to our seriously delinquent loan population during the first half of 2016, and 54% of total seriously delinquent loans as of June 30, 2016. In addition, loans in certain states such as Florida, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
Table 29 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Table 29: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis

	As of
	June 30, 2016			December 31, 2015			June 30, 2015
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	20%	5%	0.52%	20%	5%	0.58%	20%	5%	0.62%
Florida	6	11	2.27	6	12	2.86	6	13	3.40
New Jersey	4	9	3.88	4	10	4.87	4	10	5.35
New York	5	11	3.03	5	11	3.55	5	11	3.84
All other states	65	64	1.16	65	62	1.34	65	61	1.40
Product type:
Alt-A	3	16	5.68	4	17	6.53	4	18	6.96
Vintages:
2004 and prior	5	26	2.82	5	26	3.06	6	27	3.10
2005-2008	9	54	6.73	10	57	7.60	12	58	7.71
2009-2016	86	20	0.34	85	17	0.36	82	15	0.34
Estimated mark-to-market LTV ratio:
<= 60%	49	31	0.71	46	27	0.78	46	26	0.82
60.01% to 70%	19	15	1.16	19	14	1.28	19	13	1.30
70.01% to 80%	16	15	1.45	17	15	1.59	17	15	1.69
80.01% to 90%	9	13	2.35	10	14	2.67	9	14	2.84
90.01% to 100%	4	9	3.92	5	11	4.05	5	11	4.68
Greater than 100%	3	17	10.54	3	19	10.76	4	21	10.55
Credit enhancement:(2)
Credit enhanced	19	27	2.17	18	27	2.65	17	26	2.98
Non-credit enhanced	81	73	1.15	82	73	1.34	83	74	1.43
__________

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

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
Loan Workout Metrics
Table 30 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of June 30, 2016, there were approximately 30,500 loans in a trial modification period. For a description of our loan workout types, see “MD&A— Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” in our 2015 Form 10-K.

Table 30: Statistics on Single-Family Loan Workouts

	For the Six Months Ended June 30,
	2016		2015
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention solutions:
Modifications	$7,003	42,177	$8,800	52,914
Repayment plans and forbearances completed(1)	395	2,825	476	3,423
Total home retention solutions	7,398	45,002	9,276	56,337
Foreclosure alternatives:
Short sales	1,214	5,887	1,610	7,781
Deeds-in-lieu of foreclosure	502	3,317	629	4,004
Total foreclosure alternatives	1,716	9,204	2,239	11,785
Total loan workouts	$9,114	54,206	$11,515	68,122
Loan workouts as a percentage of single-family guaranty book of business	0.65%	0.63%	0.81%	0.79%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of home retention solutions completed in the first half of 2016 decreased compared with the first half of 2015, primarily due to a decline in the number of delinquent loans in the first half of 2016, compared with the first half of 2015.
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
Our loan modifications can include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these rate reset modifications are performing loans that were modified under HAMP® and have fixed interest rates for an initial five-year period followed by annual interest rate increases, of up to one percent per year, until the mortgage rate reaches the prevailing market rate at the time of modification. The outstanding unpaid principal balance of rate reset modifications in our guaranty book of business was $70.9 billion as of June 30, 2016. During the first half of 2016, approximately 37% of these modified loans experienced an interest rate reset to a weighted average interest rate of 3.70%. In anticipation of potential financial hardship related to interest rate increases, we have directed servicers to evaluate rate reset modifications for a re-modification if the loan is at imminent risk of default and the borrower requests a loan modification or if the loan becomes 60 days delinquent within the first 12 months after an interest rate adjustment. Additionally, for borrowers with HAMP modifications we extended “pay for performance” incentives, in the form of principal curtailment, to encourage borrowers to stay current on their mortgages after the initial interest rate reset and to reduce their monthly payments in cases where the borrower chooses to re-amortize their unpaid principal balance following receipt of the incentive. In May 2015, FHFA announced the extension of the ending date for HAMP to December 31, 2016. See “MD&A—Risk Management—Credit Risk Management—Credit Profile Summary—Mortgage Products with Rate Resets” in our 2015 Form 10-K for additional information on the timing of these initial interest rate resets.
As directed by FHFA, in April 2016, we announced a new principal reduction modification program. This program is a targeted effort to assist seriously delinquent borrowers with negative equity in their homes avoid foreclosure and help improve the stability of communities that have not yet recovered from the housing crisis. The program offers principal reduction to borrowers who, as of March 1, 2016, met the specific requirements set forth in the program, including the following: the borrower was at least 90 days delinquent, had a loan with an unpaid principal balance of $250,000 or less, and was an owner-occupant. In addition, at the time of evaluation, the loan must have a post-modification mark-to-market LTV ratio of more than 115%. The amount of principal reduction we will provide to a borrower who meets the requirements of the program is the lesser of: (1) the amount that would create a post-modification mark-to-market LTV ratio of 115%; or (2) 30% of the gross post-modified unpaid principal balance of the loan. We estimate that approximately 22,000 loans in our single-

family guaranty book of business as of March 31, 2016 were eligible for the principal reduction modification program. We expect trial modifications under the program will begin to convert to permanent modifications in the second half of 2016.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 31 displays our foreclosure activity by region. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 31: Single-Family Foreclosed Properties

	For the Six Months
	Ended June 30,
	2016	2015
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	57,253	87,063
Acquisitions by geographic area:(2)
Midwest	6,978	9,587
Northeast	7,056	7,974
Southeast	9,907	17,785
Southwest	3,796	4,466
West	2,634	4,349
Total properties acquired through foreclosure(1)	30,371	44,161
Dispositions of REO	(41,643)	(62,507)
End of period inventory of single-family foreclosed properties (REO)(1)	45,981	68,717
Carrying value of single-family foreclosed properties (dollars in millions)	$5,301	$7,997
Single-family foreclosure rate(3)	0.35%	0.51%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 10 to “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans resulted in a reduction in the number of REO acquisitions in the first half of 2016 compared with the first half of 2015.
In some cases, we engage in third party sales at foreclosure, which allow us to avoid maintenance and other REO expenses we would have incurred had we acquired the property.
We continue to manage our REO inventory to appropriately control costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. As of June 30, 2016, approximately 40% of our REO properties were unable to be marketed, 23% of our REO properties were available for sale, 20% of our REO properties were pending sale settlement and 17% of our REO properties were pending appraisals and being prepared to be listed for sale.
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

Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are underwritten by a Fannie Mae-approved lender and may be subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Loans delivered to us by DUS lenders and their affiliates represented 97% of our multifamily guaranty book of business as of June 30, 2016 and December 31, 2015.
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
As of June 30, 2016, 93% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing. Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of June 30, 2016. These risk-sharing agreements not only transfer credit risk, but also better align our interest with that of the lender.
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
Table 32 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.
Table 32: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	June 30, 2016	December 31, 2015	June 30, 2015
Weighted average original LTV ratio	66%	66%	66%
Original LTV ratio greater than 80%	2	3	3
Original DSCR less than or equal to 1.10	13	11	10
The percentage of our book of business with an original DSCR less than or equal to 1.10 has increased to 13% as of June 30, 2016, driven by an increase in business volume funded with adjustable-rate mortgages and with fixed-rate mortgages with different loan structures, which are underwritten at higher interest rates than the actual rates on those loans.
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of June 30, 2016 and December 31, 2015. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.

Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.07% as of June 30, 2016 and December 31, 2015. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.
REO Management
The number of multifamily foreclosed properties held for sale increased from 12 properties with a carrying value of $91 million as of December 31, 2015 to 22 properties with a carrying value of $127 million as of June 30, 2016. We expect the level of foreclosure activity to remain low as the national multifamily sector continues to exhibit stability.
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 41% of our single-family guaranty book of business as of June 30, 2016, compared with approximately 44% as of December 31, 2015. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 17% of our single-family guaranty book of business as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, one additional mortgage servicer, JPMorgan Chase Bank, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 46% of our multifamily guaranty book of business as of June 30, 2016, compared with approximately 45% as of December 31, 2015. Wells Fargo Bank, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business as of June 30, 2016 and December 31, 2015.
A large portion of our single-family guaranty book is serviced by non-depository servicers. As of June 30, 2016, 18% of our total single-family guaranty book of business, including 59% of our delinquent single-family loans, was serviced by our five largest non-depository servicers, compared with 19% of our total single-family guaranty book of business, including 60% of our delinquent single-family loans, as of December 31, 2015. Compared with depository financial institutions, non-depository servicers pose additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risks of our reliance on servicers.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 28% of our single-family business acquisition volume in the first half of 2016, compared with approximately 30% in the first half of 2015. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 13% of our single-family business acquisition volume in the first half of 2016 and 2015. We acquire a portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting eligibility breach.

Repurchase Requests
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations, which may have an adverse effect on our results of operations and financial condition. See “Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” for additional information regarding repurchase requests and the balance of our outstanding repurchase requests as of June 30, 2016.
Credit Guarantors
We use various types of credit guarantors to manage our mortgage credit risk, including mortgage insurers, financial guarantors, reinsurers and multifamily lenders with risk sharing.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 33 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties, excluding insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of June 30, 2016 and December 31, 2015. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments the counterparties are currently deferring based on the direction of their state regulators, referred to as their deferred payment obligation. As of June 30, 2016 and December 31, 2015, approximately 1% of our total risk in force mortgage insurance coverage and approximately 2% of our total insurance in force mortgage insurance coverage was pool insurance.
Table 33: Mortgage Insurance Coverage

	Risk in Force(1)		Insurance in Force(2)
	As of		As of		Deferred
	June 30,	December 31,	June 30,	December 31,	Payment
	2016	2015	2016	2015	Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
United Guaranty Residential Insurance Co.	$27,721	$27,396	$106,585	$105,627
Radian Guaranty, Inc.	25,369	25,191	98,583	98,274
Mortgage Guaranty Insurance Corp.	24,213	23,850	93,377	92,026
Genworth Mortgage Insurance Corp.	17,553	16,700	68,916	65,735
Essent Guaranty, Inc.	9,736	8,787	39,201	35,673
Arch Mortgage Insurance Co.	4,363	3,697	17,395	14,822
National Mortgage Insurance Corp.	3,224	1,989	16,793	11,997
Others	253	233	1,531	1,409
Total approved	112,432	107,843	442,381	425,563
Not approved:(5)
PMI Mortgage Insurance Co.(6)	4,317	4,805	17,257	19,212	28.5% (7)
Republic Mortgage Insurance Co.(6)	3,529	3,921	13,870	15,450	—
Triad Guaranty Insurance Corp.(6)	1,228	1,348	4,429	4,864	25.0%
Others	13	14	40	44
Total not approved	9,087	10,088	35,596	39,570
Total	$121,519	$117,931	$477,977	$465,133
Total as a percentage of single-family guaranty book of business	4%	4%	17%	16%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in the state of domicile as of June 30, 2016.

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

(7)
Effective June 10, 2016, PMI increased its cash payments on policyholder claims from 70% to 71.5%, and subsequently paid sufficient amounts of its outstanding deferred payment obligations to bring payment on those claims to 71.5%. It is uncertain whether PMI will be permitted in the future to pay any remaining deferred policyholder claims or increase or decrease the amount of cash it pays on claims.

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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. The amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $1.7 billion as of June 30, 2016 and $2.3 billion as of December 31, 2015.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.1 billion recorded in “Other assets” in our condensed consolidated balance sheets as of June 30, 2016 and $1.2 billion as of December 31, 2015 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $154 million as of June 30, 2016 and $241 million as of December 31, 2015 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $678 million as of June 30, 2016 and $770 million as of December 31, 2015. The valuation allowance reduces our claim receivable to the amount considered probable of collection as of June 30, 2016 and December 31, 2015.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $2.2 billion as of June 30, 2016 and $3.2 billion as of December 31, 2015. See “Note 15, Concentrations of Credit Risk” in our 2015 Form 10-K for a further discussion of our exposure to financial guarantors.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $13.3 billion as of June 30, 2016 and $16.7 billion as of December 31, 2015.

Credit Insurance Risk Transfer Counterparties
In a credit insurance risk transfer transaction, we shift a portion of the credit risk on a reference pool of mortgage loans to a panel of credit insurers or reinsurers. A portion of the credit insurers’ or reinsurers’ obligations are collateralized with highly-rated liquid assets held in a trust account. Our credit insurance risk transfer transactions are described in “Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $49.4 billion as of June 30, 2016, compared with $46.2 billion as of December 31, 2015. As of June 30, 2016, 42% of our maximum potential loss recovery on multifamily loans was from four DUS lenders, compared with 40% as of December 31, 2015.
As noted above in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of June 30, 2016, 36% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating, compared with 35% as of December 31, 2015. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of June 2016, approximately $3.1 billion, or 8%, of our total deposits for single-family payments and approximately $1.0 billion, or 43%, of our total deposits for multifamily payments received and held by these institutions was in excess of the deposit insurance protection limit. These amounts can vary as they are calculated based on individual payments of mortgage borrowers, which requires us to estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
A total of $39.3 billion in deposits for single-family payments were received and held by 260 institutions during the month of June 2016 and a total of $31.5 billion in deposits for single-family payments were received and held by 263 institutions during the month of December 2015. Of these total deposits, 91% as of June 30, 2016, were held by institutions rated as investment grade by S&P Global Ratings (“S&P”), “Aaa” by Moody’s Investors Services (“Moody’s”) and “AAA” by Fitch Ratings Limited (“Fitch”), compared with 92% as of December 31, 2015. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 80% of these deposits as of June 30, 2016, compared with 83% as of December 31, 2015.
During the month of June 2016, a total of $2.4 billion in deposits for multifamily payments were received and held by 27 institutions and $3.4 billion in deposits for multifamily payments were received and held by 28 institutions during the month of December 2015. Of these total deposits, 98% as of June 30, 2016 and December 31, 2015, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 94% of these deposits as of June 30, 2016, compared with 95% as of December 31, 2015.

Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions, including clearing organizations, and the Federal Reserve Bank. As of June 30, 2016 and December 31, 2015, we held $2.0 billion in short-term unsecured deposits with two financial institutions that had a short-term credit rating of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
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
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure was $33 million as of June 30, 2016 and $31 million as of December 31, 2015. The majority of our total exposure as of each date consisted of mortgage insurance contracts accounted for as derivatives.
As of June 30, 2016 and December 31, 2015, we had sixteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with all of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 6% as of June 30, 2016 and 7% and of December 31, 2015.
See “Note 9, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of June 30, 2016 and December 31, 2015.
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
Table 34 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. Table 34 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended June 30, 2016 and 2015.
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

Table 34: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	June 30, 2016(2)	December 31, 2015(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.1	$0.4
-50 basis points	0.1	0.1
+50 basis points	0.0	(0.1)
+100 basis points	0.1	(0.4)
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	(0.1)	0.0

	For the Three Months Ended June 30, 2016(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.2	$0.1	$0.0
Minimum	(0.3)	0.0	0.0
Maximum	1.0	0.1	0.1
Standard deviation	0.3	0.0	0.0

	For the Three Months Ended June 30, 2015(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.3	$0.0	$0.0
Minimum	(0.2)	0.0	0.0
Maximum	1.1	0.1	0.2
Standard deviation	0.3	0.0	0.0
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
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

Table 35: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of
	June 30, 2016	December 31, 2015
	(Dollars in billions)
Before derivatives	$(1.8)	$(1.5)
After derivatives	0.0	(0.1)
Effect of derivatives	1.8	1.4
__________

(1)	Measured on the last day of each period presented.
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

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $2.9 billion for the third quarter of 2016 by September 30, 2016;

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

•	The expectation that more than 388,000 new multifamily units will be completed this year;

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

•
Our forecast that total originations in the U.S. single-family mortgage market in 2016 will increase from 2015 levels by approximately 2% from an estimated $1.71 trillion in 2015 to $1.75 trillion in 2016;

•	Our forecast that the amount of originations in the U.S. single family mortgage market that are refinancings will decrease from an estimated $795 billion in 2015 to $733 billion in 2016;

•	Our expectation that the rate of home price appreciation in 2016 will be similar to the rate in 2015;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•	Our expectation that our credit losses will be lower in 2016 than our 2015 credit losses;

•	Our expectation that our loss reserves will decline further;

•	FHFA’s expectation that it will announce the intended launch date for the single security for Fannie Mae and Freddie Mac later this year;

•
Our expectation that securitizing reperforming loans held in our retained mortgage portfolio into Fannie Mae MBS will provide us with more flexibility to manage our risk and reduce the size of our portfolio;

•	Our expectation that, over time, we may elect to sell Fannie Mae MBS backed by reperforming loans;

•
Our expectation that we will pay $109 million that we accrued in the first half of 2016, plus additional amounts to be accrued based on our new business purchases in the second half of 2016, to specified HUD and Treasury funds in February 2017;

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

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not approach the levels of the June 30, 2016 serious delinquency rates of loans acquired in 2005 through 2008;

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

•	Our plan to complete additional nonperforming loan sales in 2016;

•	Our expectation that our single-family serious delinquency rate will continue to decrease;

•	Our expectation that trial modifications under our new principal reduction modification program will begin to convert to permanent modifications in the second half of 2016;

•	Our expectation that the level of our multifamily foreclosure activity will remain low as the national multifamily sector continues to exhibit stability;

•	Our expectation that we will not remediate the material weakness relating to our disclosure controls and procedures while we are under conservatorship;

•
Our expectation that our new single-family performing loan accounting platform will support future integration with internal infrastructure improvements and the common securitization platform and will also support our ability to securitize reperforming loans that are held in our retained mortgage portfolio;

•
Our expectation that Congress will continue to hold hearings and consider legislation on the future status of Fannie Mae and Freddie Mac, including proposals that would result in Fannie Mae’s liquidation or dissolution;

•
Our belief that continued federal government support of our business, as well as our status as a GSE, are essential to maintaining our access to debt funding and that changes or perceived changes in federal government support of our business or our status as a GSE could materially and adversely affect our liquidity, financial condition and results of operations; and

•
Our expectation that we will recognize the impact of the new impairment guidance issued in June 2016 that is described in “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance” through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.

Forward-looking statements reflect our management’s or in some cases FHFA’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, including negative interest rates; changes in unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues; challenges we face in retaining and hiring qualified executives and other employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of a single security; limitations on our business imposed by FHFA, in its role as our conservator or as our regulator; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the structure and regulation of the financial services industry; credit availability; global political risks; natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches; and those factors described in “Risk Factors” in this report and in our 2015 Form 10-K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report.
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

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$23,619	$14,674
Restricted cash (includes $33,121 and $25,865, respectively, related to consolidated trusts)	37,697	30,879
Federal funds sold and securities purchased under agreements to resell or similar arrangements	22,325	27,350
Investments in securities:
Trading, at fair value (includes $1,111 and $135, respectively, pledged as collateral)	39,167	39,908
Available-for-sale, at fair value (includes $179 and $285, respectively, related to consolidated trusts)	13,180	20,230
Total investments in securities	52,347	60,138
Mortgage loans:
Loans held for sale, at lower of cost or fair value	4,277	5,361
Loans held for investment, at amortized cost:
Of Fannie Mae	224,036	233,054
Of consolidated trusts	2,825,355	2,809,180
Total loans held for investment (includes $13,413 and $14,075, respectively, at fair value)	3,049,391	3,042,234
Allowance for loan losses	(23,799)	(27,951)
Total loans held for investment, net of allowance	3,025,592	3,014,283
Total mortgage loans	3,029,869	3,019,644
Deferred tax assets, net	35,953	37,187
Accrued interest receivable (includes $7,281 and $6,974, respectively, related to consolidated trusts)	8,018	7,726
Acquired property, net	5,500	6,766
Other assets	19,565	17,553
Total assets	$3,234,893	$3,221,917
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,200 and $8,194, respectively, related to consolidated trusts)	$9,548	$9,794
Debt:
Of Fannie Mae (includes $10,650 and $11,133, respectively, at fair value)	362,418	386,135
Of consolidated trusts (includes $32,798 and $23,609, respectively, at fair value)	2,849,486	2,811,536
Other liabilities (includes $368 and $448, respectively, related to consolidated trusts)	9,372	10,393
Total liabilities	3,230,824	3,217,858
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,082,750 shares outstanding	687	687
Accumulated deficit	(126,638)	(126,942)
Accumulated other comprehensive income	1,130	1,407
Treasury stock, at cost, 150,679,953 shares	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	4,057	4,030
Noncontrolling interest	12	29
Total equity (See Note 1: Impact of U.S. Government Support for information on our dividend obligation to Treasury)	4,069	4,059
Total liabilities and equity	$3,234,893	$3,221,917

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Interest income:
Trading securities	$128	$116	$248	$231
Available-for-sale securities	170	294	373	670
Mortgage loans (includes $23,866 and $24,267, respectively, for the three months ended and $48,492 and $48,889, respectively, for the six months ended related to consolidated trusts)	26,256	26,682	53,217	53,726
Other	46	34	94	67
Total interest income	26,600	27,126	53,932	54,694
Interest expense:
Short-term debt	57	33	108	62
Long-term debt (includes $19,521 and $19,528, respectively, for the three months ended and $40,179 and $40,043, respectively, for the six months ended related to consolidated trusts)	21,257	21,416	43,769	43,888
Total interest expense	21,314	21,449	43,877	43,950
Net interest income	5,286	5,677	10,055	10,744
Benefit (provision) for credit losses	1,601	(1,033)	2,785	(500)
Net interest income after benefit (provision) for credit losses	6,887	4,644	12,840	10,244
Investment gains, net	398	514	467	856
Fair value gains (losses), net	(1,667)	2,606	(4,480)	687
Fee and other income	174	556	377	864
Non-interest income (loss)	(1,095)	3,676	(3,636)	2,407
Administrative expenses:
Salaries and employee benefits	331	331	695	682
Professional services	232	251	447	522
Occupancy expenses	46	43	91	86
Other administrative expenses	69	64	133	122
Total administrative expenses	678	689	1,366	1,412
Foreclosed property expense	63	182	397	655
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	453	397	893	779
Other expenses, net	254	202	518	197
Total expenses	1,448	1,470	3,174	3,043
Income before federal income taxes	4,344	6,850	6,030	9,608
Provision for federal income taxes	(1,398)	(2,210)	(1,948)	(3,080)
Net income	2,946	4,640	4,082	6,528
Other comprehensive loss:
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(75)	(280)	(273)	(371)
Other	(2)	(1)	(4)	(2)
Total other comprehensive loss	(77)	(281)	(277)	(373)
Total comprehensive income attributable to Fannie Mae	$2,869	$4,359	$3,805	$6,155
Net income attributable to Fannie Mae	$2,946	$4,640	$4,082	$6,528
Dividends distributed or available for distribution to senior preferred stockholder (Note 10)	(2,869)	(4,359)	(3,788)	(6,155)
Net income attributable to common stockholders (Note 10)	$77	$281	$294	$373
Earnings per share:
Basic	$0.01	$0.05	$0.05	$0.06
Diluted	0.01	0.05	0.05	0.06
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,893	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(3,982)	$(1,506)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	1,109	484
Proceeds from sales of trading securities held for investment	1,313	992
Proceeds from maturities and paydowns of available-for-sale securities	1,778	2,279
Proceeds from sales of available-for-sale securities	7,584	5,311
Purchases of loans held for investment	(97,024)	(98,042)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	11,804	12,487
Proceeds from sales of loans acquired as held for investment of Fannie Mae	1,964	366
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	238,188	259,429
Net change in restricted cash	(6,818)	(4,846)
Advances to lenders	(57,956)	(62,110)
Proceeds from disposition of acquired property and preforeclosure sales	8,557	11,384
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	5,025	8,940
Other, net	(661)	(65)
Net cash provided by investing activities	114,863	136,609
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	432,025	213,648
Payments to redeem debt of Fannie Mae	(456,586)	(249,610)
Proceeds from issuance of debt of consolidated trusts	171,004	167,880
Payments to redeem debt of consolidated trusts	(244,631)	(265,969)
Payments of cash dividends on senior preferred stock to Treasury	(3,778)	(3,716)
Other, net	30	(46)
Net cash used in financing activities	(101,936)	(137,813)
Net increase (decrease) in cash and cash equivalents	8,945	(2,710)
Cash and cash equivalents at beginning of period	14,674	22,023
Cash and cash equivalents at end of period	$23,619	$19,313
Cash paid during the period for:
Interest	$52,354	$52,679
Income taxes	610	370

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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2016. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of June 30, 2016. As of June 30, 2016, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
Based on the terms of the senior preferred stock, we paid Treasury a dividend of $919 million on June 30, 2016 based on our net worth of $2.1 billion as of March 31, 2016 less the applicable capital reserve amount of $1.2 billion. We expect to pay Treasury an additional dividend of $2.9 billion by September 30, 2016 based on our net worth of $4.1 billion as of June 30, 2016 less the applicable capital reserve amount of $1.2 billion. The capital reserve amount was $1.8 billion for dividend

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

periods in 2015. The capital reserve amount will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the six months ended June 30, 2016 may not necessarily be indicative of the results for the year ending December 31, 2016. The unaudited interim condensed consolidated financial statements as of and for the six months ended June 30, 2016 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), filed with the SEC on February 19, 2016.
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $139.1 billion as of June 30, 2016 and $139.7 billion as of December 31, 2015.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2016, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties. In 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $15 million and $16 million for the three months ended June 30, 2016 and 2015, respectively, and $31 million and $32 million for the six months ended June 30, 2016 and 2015, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three and six months ended June 30, 2016, we made tax payments of $250 million and $610 million, respectively, to the Internal Revenue Service (“IRS”), a bureau of Treasury. We made tax payments of $370 million during the three and six months ended June 30, 2015. We received no refund from the IRS during the six months ended June 30, 2016. We received a refund of $135 million from the IRS during the six months ended June 30, 2015 for income tax adjustments related to tax years 2004 through 2006.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through different programs, including a new issue bond (“NIB”) program. As of June 30, 2016, under the NIB program, Fannie Mae and Freddie Mac had $7.1 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs, which is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, we do not have a potential risk of loss under the NIB program.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $453 million and $397 million in TCCA fees during the three months ended June 30, 2016 and 2015, respectively, and $893 million and $779 million for the six months ended June 30, 2016 and 2015, respectively, of which $453 million had not been remitted to Treasury as of June 30, 2016.
We incurred expenses in connection with certain funding obligations under the GSE Act, a portion of which is attributable to Treasury’s Capital Magnet and HOPE Funds. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $31 million and $60 million in other expenses in connection with Treasury’s Capital Magnet and HOPE Funds for the three months ended June 30, 2016 and 2015, respectively, and $56 million and $112 million for the six months ended June 30, 2016 and 2015, respectively, of which $56 million resulting from 2016 purchases had not been remitted as of June 30, 2016.
In addition to the transactions with Treasury mentioned above, we also purchase and sell Treasury securities in the normal course of business. As of June 30, 2016 and December 31, 2015, we held Treasury securities with a fair value of $29.7 billion and $29.5 billion, respectively, and accrued interest receivable of $24 million and $15 million, respectively. We recognized interest income on these securities held by us of $33 million and $5 million for the three months ended June 30, 2016 and 2015, respectively, and $65 million and $9 million for the six months ended June 30, 2016 and 2015, respectively.
Transactions with Freddie Mac
As of June 30, 2016 and December 31, 2015, we held Freddie Mac mortgage-related securities with a fair value of $3.4 billion and $5.6 billion, respectively, and accrued interest receivable of $14 million and $22 million, respectively. We recognized interest income on these securities held by us of $36 million and $58 million for the three months ended June 30, 2016 and 2015, respectively, and $81 million and $119 million for the six months ended June 30, 2016 and 2015, respectively. In addition, Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $28 million for the three months ended June 30, 2016 and 2015, and $56 million for the six months ended June 30, 2016 and 2015.
Transactions with CSS
In connection with our jointly owned company with Freddie Mac, we contributed $35 million and $17 million for the three months ended June 30, 2016 and 2015, respectively, and $65 million and $30 million for the six months ended June 30, 2016 and 2015, respectively, of capital into CSS. No other transactions outside of normal business activities have occurred between us and Freddie Mac during the six months ended June 30, 2016 and 2015.
Use of Estimates
Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments and other assets and liabilities and allowance for loan losses. Actual results could be different from these estimates.
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
In June 2016, FASB issued guidance that changes the impairment model for most financial assets and certain other instruments. For loans, held-to-maturity debt securities and other financial assets recorded at amortized cost, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. The guidance is effective on January 1, 2020 with early adoption permitted on January 1, 2019. We will recognize the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of this guidance on our financial statements and the timing of our adoption.
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
We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. Examples of certain events that may change whether or not we consolidate the VIE include a change in the design of the entity or a change in our ownership in the entity such that we no longer hold substantially all of the certificates issued by a multi-class securitization trust. As of June 30, 2016, we consolidated certain VIEs that were not consolidated as of December 31, 2015. As a result of consolidating these entities, which had combined total assets of $166 million in unpaid principal balance as of June 30, 2016, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value. As of June 30, 2016, we also deconsolidated certain VIEs that were consolidated as of December 31, 2015. As a result of deconsolidating these entities, which had combined total assets of $5.1 billion in unpaid principal balance as of December 31, 2015, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.

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

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$5,203	$4,704
Non-Fannie Mae	4,153	5,596
Total trading securities	9,356	10,300
Available-for-sale securities:
Fannie Mae	3,160	3,936
Non-Fannie Mae	8,678	14,644
Total available-for-sale securities	11,838	18,580
Other assets	53	100
Other liabilities	(430)	(827)
Net carrying amount	$20,817	$28,153
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was approximately $26 billion and $34 billion as of June 30, 2016 and December 31, 2015, respectively. The total assets of our unconsolidated mortgage-backed trusts were approximately $180 billion and $220 billion as of June 30, 2016 and December 31, 2015, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities, was $125 million and the related carrying value was $93 million as of June 30, 2016. As of December 31, 2015, the maximum exposure to loss was $12 million and the related carrying value was a deficit of $24 million. The total assets of these limited partnership investments were $4.2 billion and $4.9 billion as of June 30, 2016 and December 31, 2015, respectively.
The unpaid principal balance of our multifamily loan portfolio was $210.7 billion as of June 30, 2016. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended June 30, 2016 and 2015, the unpaid principal balance of portfolio securitizations was $64.3 billion and $62.0 billion, respectively. For the six months ended June 30, 2016 and 2015, the unpaid principal balance of portfolio securitizations was $112.6 billion and $110.9 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of June 30, 2016, the unpaid principal balance of retained interests was $5.1 billion and its

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

related fair value was $6.9 billion. The unpaid principal balance of retained interests was $5.5 billion and its related fair value was $6.8 billion as of December 31, 2015. For the three months ended June 30, 2016 and 2015, the principal and interest received on retained interests was $315 million and $296 million, respectively. For the six months ended June 30, 2016 and 2015, the principal and interest received on retained interests was $623 million and $646 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.5 billion and $1.6 billion as of June 30, 2016 and December 31, 2015, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
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
The following table displays the carrying value of our mortgage loans.

	As of
	June 30, 2016			December 31, 2015
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$228,866	$2,574,334	$2,803,200	$238,237	$2,574,174	$2,812,411
Multifamily	11,641	199,037	210,678	13,099	185,243	198,342
Total unpaid principal balance of mortgage loans	240,507	2,773,371	3,013,878	251,336	2,759,417	3,010,753
Cost basis and fair value adjustments, net	(12,202)	51,992	39,790	(12,939)	49,781	36,842
Allowance for loan losses for loans held for investment	(22,793)	(1,006)	(23,799)	(26,510)	(1,441)	(27,951)
Total mortgage loans	$205,512	$2,824,357	$3,029,869	$211,887	$2,807,757	$3,019,644
During the three and six months ended June 30, 2016, we redesignated loans with a carrying value of $1.0 billion and $1.6 billion, respectively, from HFI to HFS. During the three and six months ended June 30, 2015, we redesignated loans with a carrying value of $4.3 billion and $4.6 billion, respectively, from HFI to HFS. We sold loans with an unpaid principal balance of $1.5 billion and $2.6 billion during the three and six months ended June 30, 2016, respectively. We sold loans with an unpaid principal balance of $633 million during the three and six months ended June 30, 2015.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $21.5 billion and $25.6 billion as of June 30, 2016 and December 31, 2015, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

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

	As of June 30, 2016
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$28,547	$7,002	$22,221	$57,770	$2,611,816	$2,669,586	$41	$32,854
Government(2)	56	22	268	346	38,831	39,177	268	—
Alt-A	3,725	1,111	4,925	9,761	79,383	89,144	6	6,684
Other	1,453	425	1,757	3,635	29,460	33,095	6	2,411
Total single-family	33,781	8,560	29,171	71,512	2,759,490	2,831,002	321	41,949
Multifamily(3)	80	N/A	101	181	212,578	212,759	—	475
Total	$33,861	$8,560	$29,272	$71,693	$2,972,068	$3,043,761	$321	$42,424

	As of December 31, 2015
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,154	$7,937	$26,346	$63,437	$2,598,756	$2,662,193	$46	$34,216
Government(2)	58	24	291	373	40,461	40,834	291	—
Alt-A	4,085	1,272	6,141	11,498	84,603	96,101	6	7,407
Other	1,494	484	2,160	4,138	32,272	36,410	6	2,632
Total single-family	34,791	9,717	34,938	79,446	2,756,092	2,835,538	349	44,255
Multifamily(3)	23	N/A	123	146	200,028	200,174	—	591
Total	$34,814	$9,717	$35,061	$79,592	$2,956,120	$3,035,712	$349	$44,846

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

	As of
	June 30, 2016(1)			December 31, 2015(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,279,064	$58,301	$20,834	$2,228,533	$59,000	$21,274
Greater than 80% and less than or equal to 90%	238,897	11,003	4,225	250,373	12,588	4,936
Greater than 90% and less than or equal to 100%	104,938	7,907	3,162	122,939	9,345	3,861
Greater than 100% and less than or equal to 110%	21,829	5,066	2,076	27,875	6,231	2,596
Greater than 110% and less than or equal to 120%	11,218	2,951	1,216	14,625	3,730	1,592
Greater than 120% and less than or equal to 125%	3,459	946	391	4,520	1,260	545
Greater than 125%	10,181	2,970	1,191	13,328	3,947	1,606
Total	$2,669,586	$89,144	$33,095	$2,662,193	$96,101	$36,410
__________

(1)
Excludes $39.2 billion and $40.8 billion as of June 30, 2016 and December 31, 2015, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of
	June 30,	December 31,
	2016	2015
	(Dollars in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$207,481	$194,132
Special mention	2,476	3,202
Substandard	2,792	2,833
Doubtful	10	7
Total	$212,759	$200,174
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

	As of
	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$110,529	$104,999	$14,536	$116,477	$110,502	$16,745
Government	310	314	58	322	327	59
Alt-A	30,100	27,477	5,401	31,888	29,103	6,217
Other	12,092	11,441	2,080	12,893	12,179	2,416
Total single-family	153,031	144,231	22,075	161,580	152,111	25,437
Multifamily	532	535	59	650	654	80
Total individually impaired loans with related allowance recorded	153,563	144,766	22,134	162,230	152,765	25,517
With no related allowance recorded:(1)
Single-family:
Primary	16,603	15,414	—	15,891	14,725	—
Government	65	60	—	58	54	—
Alt-A	3,827	3,285	—	3,721	3,169	—
Other	1,226	1,100	—	1,222	1,102	—
Total single-family	21,721	19,859	—	20,892	19,050	—
Multifamily	305	306	—	353	354	—
Total individually impaired loans with no related allowance recorded	22,026	20,165	—	21,245	19,404	—
Total individually impaired loans(2)	$175,589	$164,931	$22,134	$183,475	$172,169	$25,517

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2016			2015
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$106,674	$1,015	$71	$115,856	$1,028	$73
Government	317	3	—	288	3	—
Alt-A	27,901	256	11	30,642	251	10
Other	11,639	93	3	12,994	93	2
Total single-family	146,531	1,367	85	159,780	1,375	85
Multifamily	556	13	—	1,090	3	—
Total individually impaired loans with related allowance recorded	147,087	1,380	85	160,870	1,378	85
With no related allowance recorded:(1)
Single-family:
Primary	15,377	327	30	16,453	253	19
Government	59	1	—	54	1	—
Alt-A	3,361	81	5	4,010	50	—
Other	1,126	30	2	1,378	17	—
Total single-family	19,923	439	37	21,895	321	19
Multifamily	326	3	—	460	2	—
Total individually impaired loans with no related allowance recorded	20,249	442	37	22,355	323	19
Total individually impaired loans	$167,336	$1,822	$122	$183,225	$1,701	$104

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2016			2015
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$107,984	$2,036	$175	$116,811	$2,062	$177
Government	320	6	—	285	6	—
Alt-A	28,287	509	30	31,094	502	27
Other	11,827	185	11	13,216	187	9
Total single-family	148,418	2,736	216	161,406	2,757	213
Multifamily	589	18	—	1,140	6	—
Total individually impaired loans with related allowance recorded	149,007	2,754	216	162,546	2,763	213
With no related allowance recorded:(1)
Single-family:
Primary	15,323	595	50	16,178	500	60
Government	58	2	—	56	2	—
Alt-A	3,362	143	8	3,775	94	7
Other	1,131	52	3	1,311	35	2
Total single-family	19,874	792	61	21,320	631	69
Multifamily	335	6	—	496	3	—
Total individually impaired loans with no related allowance recorded	20,209	798	61	21,816	634	69
Total individually impaired loans	$169,216	$3,552	$277	$184,362	$3,397	$282
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $163.4 billion and $170.3 billion as of June 30, 2016 and December 31, 2015, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $415 million and $451 million as of June 30, 2016 and December 31, 2015, respectively.

(3)
Total single-family interest income recognized of $1.8 billion for the three months ended June 30, 2016 consists of $1.5 billion of contractual interest and $331 million of effective yield adjustments. Total single-family interest income recognized of $1.7 billion for the three months ended June 30, 2015 consists of $1.4 billion of contractual interest and $304 million of effective yield adjustments. Total single-family interest income recognized of $3.5 billion for the six months ended June 30, 2016 consists of $2.9 billion of contractual interest and $641 million of effective yield adjustments. Total single-family interest income recognized of $3.4 billion for the six months ended June 30, 2015 consists of $2.8 billion of contractual interest and $580 million of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended June 30, 2016 and 2015, the average term extension of a single-family modified loan was 159 months and 162 months, respectively, and the average interest rate reduction was 0.72 and 0.77 percentage points, respectively. During the six months ended June 30, 2016 and 2015, the average term extension of a single-

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

family modified loan was 159 months and 162 months, respectively, and the average interest rate reduction was 0.73 and 0.77 percentage points, respectively.
The following tables display the number of loans and recorded investment in loans restructured in a TDR.

	For the Three Months Ended June 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	14,814	$2,028	17,951	$2,477
Government	28	3	64	8
Alt-A	1,623	238	2,533	395
Other	362	61	539	100
Total single-family	16,827	2,330	21,087	2,980
Multifamily	4	45	1	1
Total TDRs	16,831	$2,375	21,088	$2,981

	For the Six Months Ended June 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	32,004	$4,360	39,358	$5,422
Government	82	9	138	16
Alt-A	3,534	508	5,322	833
Other	761	133	1,129	208
Total single-family	36,381	5,010	45,947	6,479
Multifamily	4	45	4	6
Total TDRs	36,385	$5,055	45,951	$6,485
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	4,648	$638	6,156	$864
Government	27	3	37	6
Alt-A	756	116	963	151
Other	289	40	290	55
Total single-family	5,720	797	7,446	1,076
Multifamily	—	—	1	2
Total TDRs that subsequently defaulted	5,720	$797	7,447	$1,078

	For the Six Months Ended June 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	10,109	$1,440	12,879	$1,867
Government	42	5	57	9
Alt-A	1,608	260	2,116	354
Other	532	89	594	121
Total single-family	12,291	1,794	15,646	2,351
Multifamily	—	—	3	6
Total TDRs that subsequently defaulted	12,291	$1,794	15,649	$2,357
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
The following tables display changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended June 30,
	2016			2015
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$24,490	$1,107	$25,597	$29,759	$1,755	$31,514
Provision (benefit) for loan losses(1)	(1,292)	(40)	(1,332)	1,268	(227)	1,041
Charge-offs(2)(3)	(789)	(29)	(818)	(2,032)	(23)	(2,055)
Recoveries	114	1	115	257	4	261
Transfers(4)	191	(191)	—	256	(256)	—
Other(5)	22	—	22	116	(1)	115
Ending balance	$22,736	$848	$23,584	$29,624	$1,252	$30,876
Multifamily allowance for loan losses:
Beginning balance	$67	$155	$222	$114	$192	$306
Provision (benefit) for loan losses(1)	(8)	4	(4)	6	(18)	(12)
Charge-offs(2)(3)	(3)	—	(3)	(19)	—	(19)
Transfers(4)	1	(1)	—	—	—	—
Other(5)	—	—	—	(1)	—	(1)
Ending balance	$57	$158	$215	$100	$174	$274
Total allowance for loan losses:
Beginning balance	$24,557	$1,262	$25,819	$29,873	$1,947	$31,820
Provision (benefit) for loan losses(1)	(1,300)	(36)	(1,336)	1,274	(245)	1,029
Charge-offs(2)(3)	(792)	(29)	(821)	(2,051)	(23)	(2,074)
Recoveries	114	1	115	257	4	261
Transfers(4)	192	(192)	—	256	(256)	—
Other(5)	22	—	22	115	(1)	114
Ending balance	$22,793	$1,006	$23,799	$29,724	$1,426	$31,150

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2016			2015
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$26,439	$1,270	$27,709	$32,956	$2,221	$35,177
Provision (benefit) for loan losses(1)	(2,418)	70	(2,348)	1,473	(374)	1,099
Charge-offs(2)(3)	(2,042)	(55)	(2,097)	(7,360)	(42)	(7,402)
Recoveries	231	3	234	871	12	883
Transfers(4)	440	(440)	—	615	(615)	—
Other(5)	86	—	86	1,069	50	1,119
Ending balance	$22,736	$848	$23,584	$29,624	$1,252	$30,876
Multifamily allowance for loan losses:
Beginning balance	$71	$171	$242	$161	$203	$364
Benefit for loan losses(1)	(11)	(9)	(20)	(31)	(31)	(62)
Charge-offs(2)(3)	(8)	—	(8)	(34)	—	(34)
Recoveries	1	—	1	—	—	—
Transfers(4)	4	(4)	—	—	—	—
Other(5)	—	—	—	4	2	6
Ending balance	$57	$158	$215	$100	$174	$274
Total allowance for loan losses:
Beginning balance	$26,510	$1,441	$27,951	$33,117	$2,424	$35,541
Provision (benefit) for loan losses(1)	(2,429)	61	(2,368)	1,442	(405)	1,037
Charge-offs(2)(3)	(2,050)	(55)	(2,105)	(7,394)	(42)	(7,436)
Recoveries	232	3	235	871	12	883
Transfers(4)	444	(444)	—	615	(615)	—
Other(5)	86	—	86	1,073	52	1,125
Ending balance	$22,793	$1,006	$23,799	$29,724	$1,426	$31,150
__________

(1)	Provision (benefit) for loan losses is included in “Benefit (provision) for credit losses” in our condensed consolidated statements of operations and comprehensive income.

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

	As of
	June 30, 2016			December 31, 2015
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$22,075	$59	$22,134	$25,437	$80	$25,517
Collectively reserved loans	1,509	156	1,665	2,272	162	2,434
Total allowance for loan losses	$23,584	$215	$23,799	$27,709	$242	$27,951

Recorded investment in loans by segment:
Individually impaired loans(1)	$164,090	$841	$164,931	$171,161	$1,008	$172,169
Collectively reserved loans	2,666,912	211,918	2,878,830	2,664,377	199,166	2,863,543
Total recorded investment in loans	$2,831,002	$212,759	$3,043,761	$2,835,538	$200,174	$3,035,712
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	June 30, 2016	December 31, 2015
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$5,352	$4,813
Freddie Mac	1,328	1,314
Ginnie Mae	542	426
Alt-A private-label securities	316	436
Subprime private-label securities	395	644
Commercial mortgage-backed securities (“CMBS”)	1,389	2,341
Mortgage revenue bonds	193	449
Total mortgage-related securities	9,515	10,423
U.S. Treasury securities	29,652	29,485
Total trading securities	$39,167	$39,908

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
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Gross realized gains	$234	$413	$445	$813
Gross realized losses	8	50	12	57
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	3,645	3,096	7,267	5,208
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities in our retained mortgage portfolio.

	As of June 30, 2016
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$3,163	$194	$(21)	$3,336
Freddie Mac	1,899	139	—	2,038
Ginnie Mae	58	8	—	66
Alt-A private-label securities	1,269	564	(6)	1,827
Subprime private-label securities	1,722	656	(5)	2,373
CMBS	1,010	14	(1)	1,023
Mortgage revenue bonds	1,919	113	(3)	2,029
Other mortgage-related securities	471	17	—	488
Total	$11,511	$1,705	$(36)	$13,180

	As of December 31, 2015
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$4,008	$243	$(30)	$4,221
Freddie Mac	4,000	299	—	4,299
Ginnie Mae	343	48	—	391
Alt-A private-label securities	2,029	653	(4)	2,678
Subprime private-label securities	2,526	759	(4)	3,281
CMBS	1,235	20	—	1,255
Mortgage revenue bonds	2,639	99	(37)	2,701
Other mortgage-related securities	1,361	49	(6)	1,404
Total	$18,141	$2,170	$(81)	$20,230

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

	As of June 30, 2016
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$86	$(20)	$514
Alt-A private-label securities	(2)	106	(4)	49
Subprime private-label securities	—	—	(5)	82
CMBS	(1)	70	—	—
Mortgage revenue bonds	(2)	16	(1)	7
Total	$(6)	$278	$(30)	$652

	As of December 31, 2015
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(8)	$659	$(22)	$491
Alt-A private-label securities	(1)	26	(3)	54
Subprime private-label securities	—	12	(4)	91
Mortgage revenue bonds	(35)	631	(2)	22
Other mortgage-related securities	(6)	224	—	—
Total	$(50)	$1,552	$(31)	$658
Other-Than-Temporary Impairments
We recognized $2 million and $12 million of OTTI for the three months ended June 30, 2016 and 2015, respectively, and $31 million and $182 million of OTTI for the six months ended June 30, 2016 and 2015, respectively, which are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the modeled attributes, including default rates and severities, which were used to determine as of June 30, 2016 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2016
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Unpaid principal balance	$3,299	$373	$514	$625	$674
Weighted average collateral default(1)	39.2%	25.7%	13.2%	18.5%	7.4%
Weighted average collateral severities(2)	54.4	36.6	45.3	30.1	30.5
Weighted average voluntary prepayment rates(3)	2.6	8.8	10.9	8.7	13.5
Average credit enhancement(4)	16.7	3.9	6.8	4.7	1.8
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Beginning balance	$2,293	$2,744	$2,421	$5,260
Additions for the credit component on debt securities for which OTTI was previously recognized	2	—	6	4
Reductions for securities no longer in portfolio at period end	(10)	(72)	(103)	(1,165)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(31)	(70)	(31)	(1,439)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(35)	(45)	(74)	(103)
Ending balance	$2,219	$2,557	$2,219	$2,557

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

	As of June 30, 2016
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$3,163	$3,336	$—	$—	$77	$78	$84	$90	$3,002	$3,168
Freddie Mac	1,899	2,038	1	1	101	104	203	221	1,594	1,712
Ginnie Mae	58	66	—	—	1	1	4	4	53	61
Alt-A private-label securities	1,269	1,827	—	—	—	—	—	—	1,269	1,827
Subprime private-label securities	1,722	2,373	—	—	—	—	—	—	1,722	2,373
CMBS	1,010	1,023	521	528	444	451	—	—	45	44
Mortgage revenue bonds	1,919	2,029	11	11	95	96	171	174	1,642	1,748
Other mortgage-related securities	471	488	—	—	—	1	3	3	468	484
Total	$11,511	$13,180	$533	$540	$718	$731	$465	$492	$9,795	$11,417
6.  Financial Guarantees
We recognize a guaranty obligation for our obligation to stand ready to perform on our guarantees to unconsolidated trusts and other guaranty arrangements. These guarantees expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The remaining contractual terms of our guarantees range from 1 day to 36 years; however, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans.
The following table displays our maximum exposure, guaranty obligation recognized in our condensed consolidated balance sheets and the maximum potential recovery from third parties through available credit enhancements and recourse related to our financial guarantees.

	As of
	June 30, 2016			December 31, 2015
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$13,947	$151	$8,448	$15,069	$194	$8,857
Other guaranty arrangements(3)	15,744	125	2,708	16,504	135	2,869
Total	$29,691	$276	$11,156	$31,573	$329	$11,726
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 13, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements and long-term standby commitments.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $517 million and $488 million as of June 30, 2016 and December 31, 2015, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Beginning balance — Acquired property	$6,737	$10,348	$7,481	$11,442
Additions	1,648	2,431	3,485	5,366
Disposals	(2,457)	(3,580)	(5,038)	(7,609)
Ending balance — Acquired property	5,928	9,199	5,928	9,199
Valuation allowance	(428)	(693)	(428)	(693)
Ending balance — Acquired property, net	$5,500	$8,506	$5,500	$8,506
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of
	June 30, 2016		December 31, 2015
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$115	—%	$62	—%

Short-term debt of Fannie Mae	$60,495	0.43%	$71,007	0.26%
Debt of consolidated trusts	742	0.41	943	0.19
Total short-term debt	$61,237	0.43%	$71,950	0.26%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of June 30, 2016 and December 31, 2015. We had no borrowings outstanding under this line of credit as of June 30, 2016.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	June 30, 2016			December 31, 2015
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2016 - 2030	$157,023	2.36%	2016 - 2030	$154,057	2.49%
Medium-term notes(2)	2016 - 2026	79,663	1.48	2016 - 2025	96,997	1.53
Other(3)	2016 - 2038	20,451	5.39	2016 - 2038	27,772	4.88
Total senior fixed		257,137	2.33		278,826	2.39
Senior floating:
Medium-term notes(2)	2016 - 2019	26,465	0.51	2016 - 2019	20,791	0.27
Connecticut Avenue Securities(4)	2023 - 2028	13,350	4.43	2023 - 2028	10,764	3.84
Other(5)	2020 - 2037	410	8.66	2020 - 2037	368	10.46
Total senior floating		40,225	1.87		31,923	1.58
Subordinated debentures	2019	4,431	9.93	2019	4,227	9.93
Secured borrowings(6)	2021 - 2022	130	1.44	2021 - 2022	152	1.47
Total long-term debt of Fannie Mae(7)		301,923	2.38		315,128	2.41
Debt of consolidated trusts	2016 - 2054	2,848,744	2.73	2016 - 2054	2,810,593	2.94
Total long-term debt		$3,150,667	2.70%		$3,125,721	2.88%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt and foreign exchange bonds.

(4)	Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans to the investors in these securities, a portion of which is reported at fair value.

(5)	Consists of structured debt instruments that are reported at fair value.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $2.7 billion and $3.2 billion as of June 30, 2016 and December 31, 2015, respectively.
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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of June 30, 2016				As of December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$325	$1	$156,864	$(13,141)	$33,154	$267	$123,106	$(6,920)
Receive-fixed	170,271	6,516	11,113	(5)	59,796	3,436	143,209	(753)
Basis	1,864	189	17,100	(15)	1,864	141	17,100	(15)
Foreign currency	222	80	233	(81)	295	95	258	(52)
Swaptions:
Pay-fixed	6,880	36	2,350	(4)	7,050	45	14,950	(26)
Receive-fixed	—	—	3,430	(154)	2,000	8	13,950	(171)
Other(1)	9,749	27	136	(1)	9,196	28	—	(2)
Total gross risk management derivatives	189,311	6,849	191,226	(13,401)	113,355	4,020	312,573	(7,939)
Accrued interest receivable (payable)	—	819	—	(1,045)	—	758	—	(977)
Netting adjustment(2)	—	(7,530)	—	14,269	—	(4,024)	—	8,650
Total net risk management derivatives	$189,311	$138	$191,226	$(177)	$113,355	$754	$312,573	$(266)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$13,157	$99	$29	$—	$4,815	$9	$2,960	$(9)
Forward contracts to purchase mortgage-related securities	75,635	533	4,024	(9)	31,273	66	19,418	(57)
Forward contracts to sell mortgage-related securities	1,935	5	117,407	(949)	26,224	65	40,753	(92)
Total mortgage commitment derivatives	$90,727	$637	$121,460	$(958)	$62,312	$140	$63,131	$(158)
Derivatives at fair value	$280,038	$775	$312,686	$(1,135)	$175,667	$894	$375,704	$(424)
__________

(1)	Includes credit risk transfer transactions, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $7.1 billion and $4.9 billion as of June 30, 2016 and December 31, 2015, respectively. Cash collateral received was $345 million and $314 million as of June 30, 2016 and December 31, 2015, respectively.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position was $3.6 billion and $2.4 billion as of June 30, 2016 and December 31, 2015, respectively, for which we posted collateral of $3.6 billion and $2.2 billion in the normal course of business as of June 30, 2016 and December 31, 2015, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $81 million and $257 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of June 30, 2016 and December 31, 2015, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivatives contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(2,257)	$4,351	$(7,430)	$1,282
Receive-fixed	1,371	(1,906)	4,358	(59)
Basis	14	(44)	49	(12)
Foreign currency	(34)	16	(31)	(13)
Swaptions:
Pay-fixed	4	14	29	105
Receive-fixed	(19)	80	(136)	(79)
Other	22	(4)	160	(2)
Net accrual of periodic settlements	(291)	(199)	(560)	(428)
Total risk management derivatives fair value gains (losses), net	$(1,190)	$2,308	$(3,561)	$794
Mortgage commitment derivatives fair value gains (losses), net	(367)	173	(729)	(66)
Total derivatives fair value gains (losses), net	$(1,557)	$2,481	$(4,290)	$728
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
The following table displays the computation of basic and diluted earnings per share of common stock.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars and shares in millions, except per share amounts)
Net income attributable to Fannie Mae	$2,946	$4,640	$4,082	$6,528
Dividends distributed or available for distribution to senior preferred stockholder(1)	(2,869)	(4,359)	(3,788)	(6,155)
Net income attributable to common stockholders	$77	$281	$294	$373
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762	5,762
Convertible preferred stock	131	131	131	131
Weighted-average common shares outstanding—Diluted(2)	5,893	5,893	5,893	5,893
Earnings per share:
Basic	$0.01	$0.05	$0.05	$0.06
Diluted	0.01	0.05	0.05	0.06
__________

(1)
Dividends distributed or available for distribution were calculated based on our net worth as of the end of the fiscal quarters, less the applicable capital reserve amount. See “Note 1, Summary of Significant Accounting Policies” in our 2015 Form 10-K for additional information on our senior preferred stock agreement and our payment of dividends to Treasury.

(2)
Includes 4.6 billion of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2016 and 2015.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2016
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total Results
	(Dollars in millions)
Net interest income (loss)	$176	$(15)	$1,080	$4,045	(2)	$5,286
Benefit for credit losses	1,596	5	—	—		1,601
Net interest income (loss) after benefit for credit losses	1,772	(10)	1,080	4,045		6,887
Guaranty fee income (expense)(3)	3,260	400	(192)	(3,438)	(4)	30	(4)
Investment gains (losses), net	—	11	2,088	(1,701)	(5)	398
Fair value gains (losses), net	—	—	(1,730)	63	(6)	(1,667)
Gains (losses) from partnership investments(7)	(18)	20	—	—		2
Fee and other income (expense)	100	48	31	(35)		144
Administrative expenses	(496)	(86)	(96)	—		(678)
Foreclosed property expense	(61)	(2)	—	—		(63)
TCCA fees(3)	(453)	—	—	—		(453)
Other income (expenses), net	(361)	(2)	(30)	137		(256)
Income (loss) before federal income taxes	3,743	379	1,151	(929)		4,344
Provision for federal income taxes	(1,093)	(40)	(265)	—		(1,398)
Net income (loss) attributable to Fannie Mae	$2,650	$339	$886	$(929)		$2,946

	For the Six Months Ended June 30, 2016
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total Results
	(Dollars in millions)
Net interest income (loss)	$319	$(40)	$2,172	$7,604	(2)	$10,055
Benefit for credit losses	2,759	26	—	—		2,785
Net interest income (loss) after benefit for credit losses	3,078	(14)	2,172	7,604		12,840
Guaranty fee income (expense)(3)	6,482	785	(387)	(6,825)	(4)	55	(4)
Investment gains (losses), net	(1)	14	3,503	(3,049)	(5)	467
Fair value gains (losses), net	—	—	(4,533)	53	(6)	(4,480)
Gains (losses) from partnership investments(7)	(37)	40	—	—		3
Fee and other income (expense)	201	107	52	(38)		322
Administrative expenses	(1,004)	(170)	(192)	—		(1,366)
Foreclosed property expense	(396)	(1)	—	—		(397)
TCCA fees(3)	(893)	—	—	—		(893)
Other income (expenses), net	(664)	(11)	(59)	213		(521)
Income (loss) before federal income taxes	6,766	750	556	(2,042)		6,030
Provision for federal income taxes	(1,736)	(78)	(134)	—		(1,948)
Net income (loss) attributable to Fannie Mae	$5,030	$672	$422	$(2,042)		$4,082

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2015
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total Results
	(Dollars in millions)
Net interest income (loss)	$18	$(26)	$1,513	$4,172	(2)	$5,677
(Provision) benefit for credit losses	(1,056)	23	—	—		(1,033)
Net interest income (loss) after (provision) benefit for credit losses	(1,038)	(3)	1,513	4,172		4,644
Guaranty fee income (expense)(3)	3,092	357	(221)	(3,191)	(4)	37	(4)
Investment gains (losses), net	(1)	15	1,562	(1,062)	(5)	514
Fair value gains, net	—	—	2,555	51	(6)	2,606
Gains (losses) from partnership investments(7)	(10)	43	—	—		33
Fee and other income (expense)	301	84	150	(16)		519
Administrative expenses	(458)	(83)	(148)	—		(689)
Foreclosed property expense	(182)	—	—	—		(182)
TCCA fees(3)	(397)	—	—	—		(397)
Other income (expenses), net	(262)	(6)	(11)	44		(235)
Income (loss) before federal income taxes	1,045	407	5,400	(2)		6,850
Provision for federal income taxes	(419)	(41)	(1,750)	—		(2,210)
Net income (loss) attributable to Fannie Mae	$626	$366	$3,650	$(2)		$4,640

	For the Six Months Ended June 30, 2015
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total Results
	(Dollars in millions)
Net interest income (loss)	$27	$(57)	$3,115	$7,659	(2)	$10,744
(Provision) benefit for credit losses	(578)	78	—	—		(500)
Net interest income (loss) after (provision) benefit for credit losses	(551)	21	3,115	7,659		10,244
Guaranty fee income (expense)(3)	6,132	697	(448)	(6,313)	(4)	68	(4)
Investment gains (losses), net	(1)	24	3,071	(2,238)	(5)	856
Fair value gains (losses), net	(4)	—	585	106	(6)	687
Gains (losses) from partnership investments(7)	(15)	255	—	—		240
Fee and other income (expense)	473	135	205	(17)		796
Administrative expenses	(942)	(171)	(299)	—		(1,412)
Foreclosed property income (expense)	(667)	12	—	—		(655)
TCCA fees(3)	(779)	—	—	—		(779)
Other income (expenses), net	(489)	(13)	(11)	76		(437)
Income (loss) before federal income taxes	3,157	960	6,218	(727)		9,608
Provision for federal income taxes	(1,000)	(111)	(1,969)	—		(3,080)
Net income (loss) attributable to Fannie Mae	$2,157	$849	$4,249	$(727)		$6,528

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

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are in the Capital Markets group’s mortgage portfolio.

(7)	Gains (losses) from partnership investments are included in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income.
12. Equity
The following table displays the activity in other comprehensive loss, net of tax, by major categories.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net income	$2,946	$4,640	$4,082	$6,528
Other comprehensive loss, net of tax effect:
Changes in net unrealized gains (losses) on AFS securities (net of tax of $27 and $44, respectively, for the three months ended and net of tax of $21 and $31, respectively, for the six months ended)	50	(81)	(39)	(57)
Reclassification adjustment for OTTI recognized in net income (net of tax of $1 and $4, respectively, for the three months ended and net of tax of $11 and $64, respectively, for the six months ended)	1	8	20	118
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $68 and $112, respectively, for the three months ended and net of tax of $137 and $233, respectively, for the six months ended)	(126)	(207)	(254)	(432)
Other	(2)	(1)	(4)	(2)
Total other comprehensive loss	(77)	(281)	(277)	(373)
Total comprehensive income	$2,869	$4,359	$3,805	$6,155

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays our accumulated other comprehensive income by major categories.

	As of
	June 30,	December 31,
	2016	2015
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$292	$455
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	793	903
Other, net of tax	45	49
Accumulated other comprehensive income	$1,130	$1,407
The table below displays changes in accumulated other comprehensive income, net of tax.

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2016			2015			2016			2015
	AFS(1)	Other	Total	AFS(1)	Other(2)	Total	AFS(1)	Other	Total	AFS(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$1,160	$47	$1,207	$2,030	$(389)	$1,641	$1,358	$49	$1,407	$2,121	$(388)	$1,733
Other comprehensive income (loss) before reclassifications	50	—	50	(81)	—	(81)	(39)	—	(39)	(57)	—	(57)
Amounts reclassified from other comprehensive loss	(125)	(2)	(127)	(199)	(1)	(200)	(234)	(4)	(238)	(314)	(2)	(316)
Net other comprehensive loss	(75)	(2)	(77)	(280)	(1)	(281)	(273)	(4)	(277)	(371)	(2)	(373)
Ending balance	$1,085	$45	$1,130	$1,750	$(390)	$1,360	$1,085	$45	$1,130	$1,750	$(390)	$1,360
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

	As of
	June 30, 2016(1)			December 31, 2015(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.23%	0.32%	1.33%	1.27%	0.37%	1.59%
Percentage of single-family conventional loans(4)	1.42	0.36	1.32	1.46	0.41	1.55

	As of
	June 30, 2016(1)		December 31, 2015(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	3%	10.54%	3%	10.76%
Geographical distribution:
California	20	0.52	20	0.58
Florida	6	2.27	6	2.86
New Jersey	4	3.88	4	4.87
New York	5	3.03	5	3.55
All other states	65	1.16	65	1.34
Product distribution:
Alt-A	3	5.68	4	6.53
Vintages:
2004 and prior	5	2.82	5	3.06
2005-2008	9	6.73	10	7.60
2009-2016	86	0.34	85	0.36
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% our total single-family conventional guaranty book of business as of June 30, 2016 and December 31, 2015.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of June 30, 2016 and December 31, 2015.

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2016(1)(2)		December 31, 2015(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.03%	0.07%	0.03%	0.07%

	As of
	June 30, 2016(1)		December 31, 2015(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	2%	0.03%	3%	0.40%
Less than or equal to 80%	98	0.08	97	0.06
Current DSCR less than 1.0(5)	2	1.02	2	1.51
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of June 30, 2016 and December 31, 2015, excluding loans that have been defeased.

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

Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 41% of our single-family guaranty book of business as of June 30, 2016, compared with approximately 44% as of December 31, 2015. Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 46% of our multifamily guaranty book of business as of June 30, 2016, compared with approximately 45% as of December 31, 2015.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in an increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $121.5 billion and $117.9 billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2016 and December 31, 2015, respectively, which represented 4% of our single-family guaranty book of business as of June 30, 2016 and December 31, 2015. Our primary mortgage insurance coverage risk in force was $120.8 billion and $117.2 billion as of June 30, 2016 and December 31, 2015, respectively. Our pool mortgage insurance coverage risk in force was $676 million and $736 million as of June 30, 2016 and December 31, 2015, respectively. Our top four mortgage insurance companies provided 78% and 79% of our mortgage insurance coverage risk in force as of June 30, 2016 and December 31, 2015, respectively.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Of our largest primary mortgage insurers, PMI Mortgage Insurance Co., Triad Guaranty Insurance Corporation and Republic Mortgage Insurance Company are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $9.1 billion, or 7%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2016.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. As of June 30, 2016 and December 31, 2015, the amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $1.7 billion and $2.3 billion, respectively.
We had outstanding receivables of $1.1 billion recorded in “Other assets” in our condensed consolidated balance sheets as of June 30, 2016 and $1.2 billion as of December 31, 2015 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $154 million as of June 30, 2016 and $241 million as of December 31, 2015 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $678 million as of June 30, 2016 and $770 million as of December 31, 2015. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of June 30, 2016 and December 31, 2015.
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

	As of June 30, 2016
			Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$4,949	$(4,925)	$24		$—	$—	$24
Cleared risk management derivatives	2,692	(2,605)	87		—	—	87
Mortgage commitment derivatives	637	—	637		(291)	(8)	338
Total derivative assets	8,278	(7,530)	748	(4)	(291)	(8)	449
Securities purchased under agreements to resell or similar arrangements(5)	41,445	—	41,445		—	(41,445)	—
Total assets	$49,723	$(7,530)	$42,193		$(291)	$(41,453)	$449
Liabilities:
OTC risk management derivatives	$(8,303)	$8,156	$(147)		$—	$—	$(147)
Cleared risk management derivatives	(6,142)	6,113	(29)		—	29	—
Mortgage commitment derivatives	(958)	—	(958)		291	2	(665)
Total derivative liabilities	(15,403)	14,269	(1,134)	(4)	291	31	(812)
Securities sold under agreements to repurchase or similar arrangements	(115)	—	(115)		—	115	—
Total liabilities	$(15,518)	$14,269	$(1,249)		$291	$146	$(812)

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

(3)
Represents non-cash collateral received that has not been recognized and not offset in our condensed consolidated balance sheets as well as non-cash collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $1.2 billion and $197 million as of June 30, 2016 and December 31, 2015, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $41.5 billion and $38.0 billion, of which $38.9 billion and $36.2 billion could be sold or repledged as of June 30, 2016 and December 31, 2015, respectively. None of the underlying collateral was sold or repledged as of June 30, 2016 and December 31, 2015.

(4)
Excludes derivative assets of $27 million and $28 million as of June 30, 2016 and December 31, 2015, and derivative liabilities of $1 million and $2 million recognized in our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $19.1 billion and $10.6 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

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

	Fair Value Measurements as of June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$5,352	$—	$—	$5,352
Freddie Mac	—	1,328	—	—	1,328
Ginnie Mae	—	542	—	—	542
Alt-A private-label securities	—	57	259	—	316
Subprime private-label securities	—	351	44	—	395
CMBS	—	1,389	—	—	1,389
Mortgage revenue bonds	—	—	193	—	193
Non-mortgage-related securities:
U.S. Treasury securities	29,652	—	—	—	29,652
Total trading securities	29,652	9,019	496	—	39,167
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	3,336	—	—	3,336
Freddie Mac	—	2,037	1	—	2,038
Ginnie Mae	—	66	—	—	66
Alt-A private-label securities	—	1,652	175	—	1,827
Subprime private-label securities	—	2,200	173	—	2,373
CMBS	—	1,023	—	—	1,023
Mortgage revenue bonds	—	—	2,029	—	2,029
Other	—	38	450	—	488
Total available-for-sale securities	—	10,352	2,828	—	13,180
Mortgage loans	—	12,133	1,280	—	13,413
Other assets:
Risk management derivatives:
Swaps	—	7,389	216	—	7,605
Swaptions	—	36	—	—	36
Other	—	—	27	—	27
Netting adjustment	—	—	—	(7,530)	(7,530)
Mortgage commitment derivatives	—	623	14	—	637
Total other assets	—	8,048	257	(7,530)	775
Total assets at fair value	$29,652	$39,552	$4,861	$(7,530)	$66,535

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$10,240	$410	$—	$10,650
Total of Fannie Mae	—	10,240	410	—	10,650
Of consolidated trusts	—	32,472	326	—	32,798
Total long-term debt	—	42,712	736	—	43,448
Other liabilities:
Risk management derivatives:
Swaps	—	14,283	4	—	14,287
Swaptions	—	158	—	—	158
Other	—	—	1	—	1
Netting adjustment	—	—	—	(14,269)	(14,269)
Mortgage commitment derivatives	—	954	4	—	958
Total other liabilities	—	15,395	9	(14,269)	1,135
Total liabilities at fair value	$—	$58,107	$745	$(14,269)	$44,583

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2016
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2016(5)(6)
	Balance, March 31, 2016	Included in Net Income		Included in Total Other Comprehensive Loss(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$25	$—		$—	$—	$—	$—	$(1)	$(24)	$—	$—	$—
Freddie Mac	1	—		—	—	—	—	—	(1)	—	—	—
Alt-A private-label securities	245	24		—	—	—	—	(10)	—	—	259	25
Subprime private-label securities	43	3		—	—	—	—	(2)	—	—	44	2
Mortgage revenue bonds	363	17		—	—	(184)	—	(3)	—	—	193	6
Total trading securities	$677	$44	(6)(7)	$—	$—	$(184)	$—	$(16)	$(25)	$—	$496	$33
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$1	$—		$—	$—	$—	$—	$—	$(1)	$—	$—	$—
Freddie Mac	2	—		—	—	—	—	—	(1)	—	1	—
Alt-A private-label securities	177	—		2	—	—	—	(4)	—	—	175	—
Subprime private-label securities	222	1		7	—	—	—	(57)	—	—	173	—
Mortgage revenue bonds	2,564	76		18	—	(568)	—	(61)	—	—	2,029	—
Other	655	3		(1)	—	(201)	—	(6)	—	—	450	—
Total available-for-sale securities	$3,621	$80	(7)(8)	$26	$—	$(769)	$—	$(128)	$(2)	$—	$2,828	$—
Mortgage loans	$1,311	$15	(6)(7)	$—	$25	$—	$—	$(67)	$(19)	$15	$1,280	$10
Net derivatives	231	52	(6)	—	—	—	(3)	(33)	—	1	248	41
Long-term debt:
Of Fannie Mae:
Senior floating	$(395)	$(15)		$—	$—	$—	$—	$—	$—	$—	$(410)	$(15)
Of consolidated trusts	(246)	(7)		—	—	—	(47)	9	8	(43)	(326)	(7)
Total long-term debt	$(641)	$(22)	(6)	$—	$—	$—	$(47)	$9	$8	$(43)	$(736)	$(22)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2016
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2016(5)(6)
	Balance, December 31, 2015	Included in Net Income		Included in Total Other Comprehensive Loss(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$(1)	$(24)	$25	$—	$—
Freddie Mac	—	—		—	—	—	—	—	(1)	1	—	—
Alt-A private-label securities	305	(30)		—	—	—	—	(16)	—	—	259	(30)
Subprime private-label securities	644	(34)		—	—	(187)	—	(16)	(363)	—	44	(10)
Mortgage revenue bonds	449	29		—	—	(279)	—	(6)	—	—	193	10
Total trading securities	$1,398	$(35)	(6)(7)	$—	$—	$(466)	$—	$(39)	$(388)	$26	$496	$(30)
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$(1)	$1	$—	$—
Freddie Mac	4	—		—	—	—	—	—	(3)	—	1	—
Alt-A private-label securities	1,041	12		(27)	—	(291)	—	(44)	(516)	—	175	—
Subprime private-label securities	3,281	92		(132)	—	(584)	—	(161)	(2,323)	—	173	—
Mortgage revenue bonds	2,701	80		48	—	(611)	—	(189)	—	—	2,029	—
Other	1,404	—		(26)	—	(605)	—	(39)	(284)	—	450	—
Total available-for-sale securities	$8,431	$184	(7)(8)	$(137)	$—	$(2,091)	$—	$(433)	$(3,127)	$1	$2,828	$—
Mortgage loans	$1,477	$116	(6)(7)	$—	$25	$(320)	$—	$(139)	$(84)	$205	$1,280	$20
Net derivatives	157	232	(6)	—	—	—	(7)	(133)	(2)	1	248	76
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	$(41)		$—	$—	$—	$—	$—	$—	$—	$(410)	$(41)
Of consolidated trusts	(496)	(75)		—	—	—	(54)	318	45	(64)	(326)	(8)
Total long-term debt	$(865)	$(116)	(6)	$—	$—	$—	$(54)	$318	$45	$(64)	$(736)	$(49)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2015
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2015(5)(6)
	Balance, March 31, 2015	Included in Net Income		Included in Total Other Comprehensive Loss(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$2	$—		$—	$—	$(2)	$—	$—	$—	$—	$—	$—
Alt-A private-label securities	572	36		—	—	(267)	—	(16)	—	—	325	45
Subprime private-label securities	876	42		—	—	(182)	—	(18)	—	—	718	97
Mortgage revenue bonds	742	(33)		—	—	(106)	—	(1)	—	—	602	(36)
Other	94	6		—	—	(100)	—	—	—	—	—	20
Total trading securities	$2,286	$51	(6)(7)	$—	$—	$(657)	$—	$(35)	$—	$—	$1,645	$126
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$205	$—		$—	$182	$(269)	$—	$—	$—	$11	$129	$—
Freddie Mac	5	—		—	—	—	—	(1)	—	—	4	—
Alt-A private-label securities	2,486	71		(38)	—	(552)	—	(85)	(228)	—	1,654	—
Subprime private-label securities	4,608	265		(131)	—	(760)	—	(145)	—	—	3,837	—
Mortgage revenue bonds	3,560	17		(79)	—	(154)	—	(173)	—	—	3,171	—
Other	2,607	45		(55)	—	(368)	—	(71)	—	—	2,158	—
Total available-for-sale securities	$13,471	$398	(7)(8)	$(303)	$182	$(2,103)	$—	$(475)	$(228)	$11	$10,953	$—
Mortgage loans	$1,810	$4	(6)(7)	$—	$2	$—	$—	$(99)	$(197)	$75	$1,595	$(6)
Net derivatives	66	(126)	(6)	—	—	—	—	64	—	—	4	(40)
Long-term debt:
Of Fannie Mae:
Senior floating	$(391)	$45		$—	$—	$—	$—	$—	$—	$—	$(346)	$44
Of consolidated trusts	(547)	5		—	—	—	—	16	59	(26)	(493)	8
Total long-term debt	$(938)	$50	(6)	$—	$—	$—	$—	$16	$59	$(26)	$(839)	$52

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2015
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2015(5)(6)
	Balance, December 31, 2014	Included in Net Income		Included in Total Other Comprehensive Loss(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$305	$(27)		$—	$—	$(2)	$—	$—	$(278)	$2	$—	$—
Alt-A private-label securities	597	44		—	—	(267)	—	(33)	(44)	28	325	51
Subprime private-label securities	1,307	43		—	—	(580)	—	(52)	—	—	718	99
Mortgage revenue bonds	722	2		—	—	(118)	—	(4)	—	—	602	(1)
Other	99	4		—	—	(100)	—	(3)	—	—	—	19
Total trading securities	$3,030	$66	(6)(7)	$—	$—	$(1,067)	$—	$(92)	$(322)	$30	$1,645	$168
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$421	$(303)	$—	$—	$—	$11	$129	$—
Freddie Mac	6	—		—	—	—	—	(1)	(1)	—	4	—
Alt-A private-label securities	3,140	172		(116)	—	(1,108)	—	(209)	(538)	313	1,654	—
Subprime private-label securities	5,240	445		(232)	—	(1,325)	—	(291)	—	—	3,837	—
Mortgage revenue bonds	4,023	40		(27)	—	(316)	—	(549)	—	—	3,171	—
Other	2,671	(93)		85	—	(368)	—	(137)	—	—	2,158	—
Total available-for-sale securities	$15,080	$564	(7)(8)	$(290)	$421	$(3,420)	$—	$(1,187)	$(539)	$324	$10,953	$—
Mortgage loans	$1,833	$38	(6)(7)	$—	$5	$—	$—	$(176)	$(254)	$149	$1,595	$5
Net derivatives	45	(99)	(6)	—	—	—	—	58	—	—	4	(23)
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	$17		$—	$—	$—	$—	$—	$—	$—	$(346)	$16
Of consolidated trusts	(527)	(8)		—	—	—	—	25	109	(92)	(493)	(4)
Total long-term debt	$(890)	$9	(6)	$—	$—	$—	$—	$25	$109	$(92)	$(839)	$12
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

	Fair Value Measurements as of June 30, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Alt-A private-label securities(2)	$37	Single Vendor	Default Rate (%)	1.8			1.8
			Prepayment Speed (%)	3.1			3.1
			Severity (%)	72.0			72.0
			Spreads (bps)	335.5			335.5
	222	Consensus	Default Rate (%)	2.0	-	5.0	4.2
			Prepayment Speed (%)	3.0	-	8.0	6.7
			Severity (%)	50.0	-	95.0	83.3
			Spreads (bps)	280.0	-	493.4	437.8
Total Alt-A private-label securities	259
Subprime private-label securities(2)	44	Single Vendor	Default Rate (%)	5.0			5.0
			Prepayment Speed (%)	5.0			5.0
			Severity (%)	75.0			75.0
			Spreads (bps)	667.8			667.8
Total subprime private-label securities	44
Mortgage revenue bonds	185	Discounted Cash Flow	Spreads (bps)	27.5	-	321.4	317.3
	8	Other
Total mortgage revenue bonds	193
Total trading securities	$496

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$1	Other
Alt-A private-label securities(2)	121	Consensus	Default Rate (%)	3.0	-	6.0	3.4
			Prepayment Speed (%)	5.0	-	8.0	5.2
			Severity (%)	60.0	-	80.0	61.6
			Spreads (bps)	302.5	-	342.0	330.2
	54	Discounted Cash Flow	Default Rate (%)	6.0			6.0
			Prepayment Speed (%)	8.0			8.0
			Severity (%)	65.0			65.0
			Spreads (bps)	301.6	-	367.0	355.2
Total Alt-A private-label securities	175
Subprime private-label securities(2)	123	Dealer Mark	Default Rate (%)	6.5	-	10.0	8.3
			Prepayment Speed (%)	5.0	-	6.0	5.5
			Severity (%)	85.0	-	95.0	90.0
			Spreads (bps)	330.0			330.0
	50	Other
Total subprime private-label securities	173
Mortgage revenue bonds	951	Single Vendor	Spreads (bps)	7.5	-	414.3	60.3
	970	Discounted Cash Flow	Spreads (bps)	7.5	-	442.8	286.8
	108	Other
Total mortgage revenue bonds	2,029
Other	87	Consensus	Default Rate (%)	0.5	-	3.5	3.5
			Prepayment Speed (%)	2.5	-	5.0	2.5
			Severity (%)	20.0	-	88.0	87.7
			Spreads (bps)	303.5	-	453.0	376.1
	357	Discounted Cash Flow	Default Rate (%)	0.8			0.8
			Prepayment Speed (%)	1.0			1.0
			Severity (%)	95.0			95.0
			Spreads (bps)	220.0	-	487.0	485.1
	6	Other
Total other	450
Total available-for-sale securities	$2,828

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$572	Build-Up
	149	Consensus	Default Rate (%)	1.0	-	7.0	3.1
			Prepayment Speed (%)	3.0	-	23.3	7.3
			Severity (%)	44.0	-	95.0	70.5
			Spreads (bps)	245.0	-	310.0	259.7
	239	Consensus
	164	Other
Total single-family	1,124
Multifamily	156	Build-Up	Spreads (bps)	80.0	-	387.2	194.0
Total mortgage loans	$1,280
Net derivatives	$212	Dealer Mark
	36	Other
Total net derivatives	$248
Long-term debt:
Of Fannie Mae:
Senior floating	$(410)	Discounted Cash Flow
Of consolidated trusts(4)	(125)	Discounted Cash Flow	Default Rate (%)	2.0	-	7.0	4.9
			Prepayment Speed (%)	3.0	-	100.0	92.4
			Severity (%)	58.0	-	95.0	83.0
			Spreads (bps)	88.0	-	366.3	224.7
	(201)	Other
Total of consolidated trusts	(326)
Total long-term debt	$(736)

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

In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities held as of June 30, 2016 or December 31, 2015 that were measured at fair value on a nonrecurring basis. We held $119 million and $17 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015, respectively.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

		Fair Value Measurements (Level 3) of Assets Held as of
	Valuation Techniques	June 30, 2016	December 31, 2015
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,919	$3,651
	Single Vendor	32	336
	Other	3	4
Total mortgage loans held for sale, at lower of cost or fair value		1,954	3,991
Single-family mortgage loans held for investment, at amortized cost	Internal Model	3,640	6,379
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	27	82
	Asset Manager Estimate	211	236
	Other	5	5
Total multifamily mortgage loans held for investment, at amortized cost		243	323
Acquired property, net:
Single-family	Accepted Offers	443	541
	Appraisals	728	1,117
	Walk Forwards	307	433
	Internal Model	476	986
	Other	60	134
Total single-family		2,014	3,211
Multifamily	Other	9	—
Other assets	Other	12	30
Total nonrecurring assets at fair value		$7,872	$13,934
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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of June 30, 2016, these methodologies comprised approximately 74% of our valuations, while accepted offers comprised approximately 22% of our valuations. Based on the number of properties measured as of December 31, 2015, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 18% of our valuations.
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

	As of June 30, 2016
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$61,316	$42,196	$19,120	$—	$—	$61,316
Federal funds sold and securities purchased under agreements to resell or similar arrangements	22,325	—	22,325	—	—	22,325
Trading securities	39,167	29,652	9,019	496	—	39,167
Available-for-sale securities	13,180	—	10,352	2,828	—	13,180
Mortgage loans held for sale	4,277	—	401	4,268		4,669
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	201,243	—	29,508	183,942	—	213,450
Of consolidated trusts	2,824,349	—	2,676,296	231,183	—	2,907,479
Mortgage loans held for investment	3,025,592	—	2,705,804	415,125	—	3,120,929
Advances to lenders	5,288	—	4,915	365	—	5,280
Derivative assets at fair value	775	—	8,048	257	(7,530)	775
Guaranty assets and buy-ups	141	—	—	454	—	454
Total financial assets	$3,172,061	$71,848	$2,779,984	$423,793	$(7,530)	$3,268,095

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$115	$—	$115	$—	$—	$115
Short-term debt:
Of Fannie Mae	60,495	—	60,520	—	—	60,520
Of consolidated trusts	742	—	—	742	—	742
Long-term debt:
Of Fannie Mae	301,923	—	315,023	881	—	315,904
Of consolidated trusts	2,848,744	—	2,901,213	40,138	—	2,941,351
Derivative liabilities at fair value	1,135	—	15,395	9	(14,269)	1,135
Guaranty obligations	276	—	—	890	—	890
Total financial liabilities	$3,213,430	$—	$3,292,266	$42,660	$(14,269)	$3,320,657

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of December 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$45,553	$34,953	$10,600	$—	$—	$45,553
Federal funds sold and securities purchased under agreements to resell or similar arrangements	27,350	—	27,350	—	—	27,350
Trading securities	39,908	29,485	9,025	1,398	—	39,908
Available-for-sale securities	20,230	—	11,799	8,431	—	20,230
Mortgage loans held for sale	5,361	—	157	5,541	—	5,698
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	206,544	—	26,544	193,670	—	220,214
Of consolidated trusts	2,807,739	—	2,675,982	157,685	—	2,833,667
Mortgage loans held for investment	3,014,283	—	2,702,526	351,355	—	3,053,881
Advances to lenders	4,308	—	3,902	394	—	4,296
Derivative assets at fair value	894	—	4,729	189	(4,024)	894
Guaranty assets and buy-ups	184	—	—	544	—	544
Total financial assets	$3,158,071	$64,438	$2,770,088	$367,852	$(4,024)	$3,198,354

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$62	$—	$62	$—	$—	$62
Short-term debt:
Of Fannie Mae	71,007	—	71,006	—	—	71,006
Of consolidated trusts	943	—	—	944	—	944
Long-term debt:
Of Fannie Mae	315,128	—	324,248	898	—	325,146
Of consolidated trusts	2,810,593	—	2,819,733	27,175	—	2,846,908
Derivative liabilities at fair value	424	—	9,042	32	(8,650)	424
Guaranty obligations	329	—	—	1,012	—	1,012
Total financial liabilities	$3,198,486	$—	$3,224,091	$30,061	$(8,650)	$3,245,502
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
Federal funds and securities sold/purchased under agreements to repurchase/resell—The carrying value for the majority of these specific instruments approximates the fair value due to the short-term nature and the negligible inherent credit risk, as they involve the exchange of collateral that is easily traded. If we were to calculate the fair value of these instruments we would use observable inputs resulting in Level 2 classification.
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $256 million as of June 30, 2016 and $1.1 billion as of December 31, 2015. The total fair value of our mortgage loans that have been refinanced under HARP as presented in the table above was $270.9 billion as of June 30, 2016 and $282.0 billion as of December 31, 2015.
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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	June 30, 2016			December 31, 2015
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$13,413	$10,650	$32,798	$14,075	$11,133	$23,609
Unpaid principal balance	12,690	10,511	29,365	13,661	11,263	21,604
__________

(1)
Includes nonaccrual loans with a fair value of $152 million and $238 million as of June 30, 2016 and December 31, 2015, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2016 and December 31, 2015 was $32 million and $59 million, respectively. Includes loans that are 90 days or more past due with a fair value of $162 million and $256 million as of June 30, 2016 and December 31, 2015, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2016 and December 31, 2015 was $25 million and $52 million, respectively.

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

	For the Three Months Ended June 30,
	2016			2015
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$19	$(169)	$(150)	$49	$88	$137
Other changes in fair value	126	(144)	(18)	(217)	227	10
Fair value gains (losses), net	$145	$(313)	$(168)	$(168)	$315	$147

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2016			2015
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$32	$(221)	$(189)	$37	$(105)	$(68)
Other changes in fair value	344	(446)	(102)	(50)	39	(11)
Fair value gains (losses), net	$376	$(667)	$(291)	$(13)	$(66)	$(79)
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
On June 26, 2016, shareholder David J. Voacolo filed a lawsuit, Voacolo v. Fannie Mae, in the U.S. District Court for the District of Columbia against Fannie Mae, FHFA and Treasury alleging a violation of the Administrative Procedure Act. Plaintiff seeks damages and a holding that the August 2012 amendment to the senior preferred stock purchase agreement was arbitrary, capricious or not otherwise in accordance with the law.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2016, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2016 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2016 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2016 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2016 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2016 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2016 (“Second Quarter 2016 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2016 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Second Quarter 2016 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2016 Form 10-Q and had no objection to our filing the Second Quarter 2016 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Overview
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since March 31, 2016 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Implementation of New Single-Family Mortgage Loan Accounting Platform
In April 2016, we completed an initiative to consolidate most of our single-family performing loan accounting onto a single platform. This new platform will support future integration with internal infrastructure improvements and the common securitization platform. This new platform will also support our ability to securitize performing loans that were previously delinquent, known as reperforming loans, that are held in our retained mortgage portfolio. As a result of this implementation, we redesigned, removed or replaced multiple existing internal controls over financial reporting that were previously considered effective with new controls. We will continue to monitor and test these new controls for adequate design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2015 Form 10-K and our First Quarter 2016 Form 10-Q. We also provide information regarding material legal proceedings in “Note 16, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record accruals for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2015 Form 10-K or our First Quarter 2016 Form 10-Q. If certain of these matters are determined against us, FHFA or Treasury, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
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
On March 14, 2016, Timothy Pagliara filed a lawsuit against Fannie Mae in the Delaware Court of Chancery: Pagliara v. Federal National Mortgage Association. The plaintiff owns Fannie Mae preferred stock and seeks access to Fannie Mae’s books and records under a provision of Delaware state law. The plaintiff alleges that he is entitled to inspect Fannie Mae’s books and records in order to investigate potential breaches of duties to stockholders related to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement, as well as Fannie Mae’s involvement in the common securitization platform, Common Securitization Solutions, LLC, and the single security. On March 25, 2016, Fannie Mae and FHFA removed the case to the U.S. District Court for the District of Delaware.
On June 2, 2016, the Judicial Panel on Multidistrict Litigation denied FHFA’s request to consolidate Jacobs, Pagliara and several additional cases filed against the government and others before the U.S. District Court for the District of Columbia. All of the stays that were imposed in these cases pending the Judicial Panel on Multidistrict Litigation’s decision have been lifted.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. In addition, FHFA provides guidance that affects our adoption or implementation of financial accounting or reporting standards. These changes can be difficult to predict and expensive to implement, and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance, such as the new impairment guidance issued in June 2016 that is described in “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance,” could have a material adverse effect on our financial results or net worth and result in or contribute to the need for additional draws from Treasury under the senior preferred stock purchase agreement.
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
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended June 30, 2016, we did not sell any equity securities.

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2016.
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

Date: August 4, 2016

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: August 4, 2016

INDEX TO EXHIBITS

Item	Description
3.1
Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 21, 2010 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2015, filed August 6, 2015.)

3.2	Fannie Mae Bylaws, as amended through July 21, 2016.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

*	The financial information contained in these XBRL documents is unaudited.

E-1

FR027