Form 10-Q
period 2016-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2016-11-03
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of September 30, 2016, there were 1,158,082,750 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Credit Statistics, Single-Family Guaranty Book of Business	5
2	Single-Family Acquisitions Statistics	7
3	Summary of Condensed Consolidated Results of Operations	16
4	Analysis of Net Interest Income and Yield	17
5	Rate/Volume Analysis of Changes in Net Interest Income	19
6	Fair Value Losses, Net	20
7	Total Loss Reserves	22
8	Changes in Combined Loss Reserves	22
9	Troubled Debt Restructurings and Nonaccrual Loans	24
10	Credit Loss Performance Metrics	25
11	Credit Loss Concentration Analysis	26
12	Single-Family Business Results	28
13	Multifamily Business Results	30
14	Capital Markets Group Results	32
15	Capital Markets Group’s Mortgage Portfolio Activity	34
16	Capital Markets Group’s Mortgage Portfolio Composition	35
17	Capital Markets Group’s Mortgage Portfolio	36
18	Summary of Condensed Consolidated Balance Sheets	36
19	Summary of Mortgage-Related Securities at Fair Value	37
20	Activity in Debt of Fannie Mae	39
21	Outstanding Short-Term Borrowings and Long-Term Debt	41
22	Cash and Other Investments Portfolio	42
23	Composition of Mortgage Credit Book of Business	44
24	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	46
25	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2016	48
26	Credit Risk Transferred Pursuant to CAS and CIRT Transactions	50
27	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	52
28	Delinquency Status and Activity of Single-Family Conventional Loans	56
29	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	58
30	Statistics on Single-Family Loan Workouts	59
31	Single-Family Foreclosed Properties	60
32	Multifamily Guaranty Book of Business Key Risk Characteristics	61
33	Mortgage Insurance Coverage	64
34	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	69
35	Derivative Impact on Interest Rate Risk (50 Basis Points)	70

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
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes in this report and the more detailed information in our 2015 Form 10-K.
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

EXECUTIVE SUMMARY
Overview
We reported net income of $3.2 billion for the third quarter of 2016, compared with net income of $2.0 billion for the third quarter of 2015. See “Summary of Our Financial Performance” below for an overview of our financial performance for the third quarter and first nine months of 2016, compared with the third quarter and first nine months of 2015. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. For more information regarding our expectations for our future financial performance, see “Outlook” below.
With our expected December 2016 dividend payment to Treasury, we will have paid a total of $154.4 billion in dividends to Treasury on our senior preferred stock. The aggregate amount of draws we have received from Treasury to date under the senior preferred stock purchase agreement is $116.1 billion. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws. For more information regarding our dividend payments to Treasury, see “Treasury Senior Preferred Stock Purchase Agreement” below.
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
Moving from a portfolio-focused business to a guaranty-focused business. In recent years, an increasing portion of our net interest income has been derived from the guaranty fees we receive for managing the credit risk on loans underlying our Fannie Mae MBS, rather than from interest income on our retained mortgage portfolio assets. This shift has been driven by both the impact of guaranty fee increases implemented in 2012 and the reduction of our retained mortgage portfolio in accordance with the requirements of our senior preferred stock purchase agreement with Treasury and direction from FHFA. Our retained mortgage portfolio refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties). In the first nine months of 2016, more than two-thirds of our net interest income was derived from our guaranty business. As described in more detail in “Outlook—Revenues” below, we expect that guaranty fees will continue to account for an increasing portion of our net interest income.
Transferring a portion of the mortgage credit risk on our single-family book of business. In late 2013, we began entering into credit risk transfer transactions with the goal of transferring, to the extent economically sensible, a portion of the mortgage credit risk on some of the recently-acquired loans in our single-family book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. As of September 30, 2016, $594 billion in outstanding unpaid principal balance of our single-family loans, or approximately 21% of the loans in our single-family conventional guaranty book of business measured by unpaid principal balance, were included in a reference pool for a Connecticut Avenue SecuritiesTM (“CAS”) or a Credit Insurance Risk TransferTM (“CIRTTM”) transaction. We intend to continue to engage in credit risk transfer transactions on an ongoing basis, subject to market conditions. Over time, we expect that a larger portion of our single-family conventional guaranty book of business will be covered by credit risk transfer transactions. For further discussion of our credit risk transfer transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”
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
Providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued to provide reliable, large-scale access to affordable mortgage credit to the U.S. housing market in the third quarter of 2016 and remained a leading source of liquidity in the single-family and multifamily markets. We also continued to help struggling homeowners. In the third quarter of 2016, we provided approximately 26,500 loan workouts to help homeowners stay in their homes or otherwise avoid foreclosure. We discuss our activities to support the housing and mortgage markets in “Contributions to the Housing and Mortgage Markets” below.
Serving customer needs and improving our business efficiency
We are continuing our initiatives to better serve our customers’ needs and improve our business efficiency in 2016. These initiatives include continuing to revise and clarify lenders’ representation and warranty obligations, implementing innovative new and enhanced tools that deliver greater value and certainty to lenders, simplifying our business processes, and updating our infrastructure. We discuss these initiatives in “Serving Customer Needs and Improving Our Business Efficiency” below and in our 2015 Form 10-K in “Business—Executive Summary.”
Summary of Our Financial Performance
Comprehensive Income
Quarterly Results
We recognized comprehensive income of $3.0 billion in the third quarter of 2016, consisting of net income of $3.2 billion and other comprehensive loss of $207 million. In comparison, we recognized comprehensive income of $2.2 billion in the third quarter of 2015, consisting of net income of $2.0 billion and other comprehensive income of $253 million. The increase in our net income in the third quarter of 2016 compared with the third quarter of 2015 was primarily driven by a decrease in fair value losses, partially offset by a decrease in credit-related income and lower net revenues.
We recognized fair value losses of $491 million in the third quarter of 2016 compared with fair value losses of $2.6 billion in the third quarter of 2015. Fair value losses in the third quarter of 2016 were primarily due to losses on CAS debt carried at fair value primarily due to tightening spreads between CAS debt yields and LIBOR during the period. Fair value losses in the third quarter of 2015 were primarily driven by losses on our risk management derivatives resulting from declines in longer-term swap rates during the period.
We recognized credit-related income of $563 million in the third quarter of 2016 compared with credit-related income of $1.1 billion in the third quarter of 2015. Credit-related income in the third quarter of 2016 was driven by a $673 million benefit for credit losses during the quarter, which was primarily attributable to an increase in home prices, including distressed property valuations. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses. Credit-related income in the third quarter of 2015 was driven by a benefit for credit losses that was primarily attributable to an increase in home prices as well as a decrease in interest rates during the period. As interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in our provision for credit losses.
Net revenues, which consist of net interest income and fee and other income, were $5.6 billion in the third quarter of 2016 and $5.8 billion in the third quarter of 2015. We recognized net interest income of $5.4 billion in the third quarter of 2016 and $5.6 billion in the third quarter of 2015. The decline in net interest income was primarily due to a decline in the average balance of our retained mortgage portfolio, partially offset by an increase in guaranty fee revenue.
Year-to-Date Results
We recognized comprehensive income of $6.8 billion in the first nine months of 2016, consisting of net income of $7.3 billion and other comprehensive loss of $484 million. In comparison, we recognized comprehensive income of $8.4 billion in the first nine months of 2015, consisting of net income of $8.5 billion and other comprehensive loss of $120 million. The decrease in our net income was primarily driven by an increase in fair value losses and a decrease in net revenues, partially offset by a shift to credit-related income from credit-related expense.
Fair value losses of $5.0 billion in the first nine months of 2016 and $1.9 billion in the first nine months of 2015 were primarily driven by losses on our risk management derivatives resulting from declines in longer-term swap rates during the periods.
Net revenues were $16.0 billion in the first nine months of 2016 and $17.5 billion in the first nine months of 2015. We recognized net interest income of $15.5 billion in the first nine months of 2016 and $16.3 billion in the first nine months of 2015. The decline in net interest income was primarily a result of the same factors that affected our results for the third quarter of 2016, as described above.
We recognized credit-related income of $3.0 billion in the first nine months of 2016. In comparison, we recognized credit-related expense of $102 million in the first nine months of 2015. Credit-related income in the first nine months of 2016 was primarily attributable to a $3.5 billion benefit for credit losses during the period, which was primarily driven by an increase in home prices, including distressed property valuations, and a decrease in interest rates. Credit-related expense in the first nine months of 2015 was comprised of foreclosed property expense, partially offset by a benefit for credit losses. Foreclosed property expense in the first nine months of 2015 was primarily driven by property preservation costs, which include property tax and insurance expenses relating to our single-family foreclosed properties. The benefit for credit losses in the first nine months of 2015 was primarily driven by higher home prices. This was partially offset by the impact from the redesignation of certain nonperforming single-family loans from held for investment (“HFI”) to held for sale (“HFS”). These loans were adjusted to the lower of cost or fair value, which reduced our benefit for credit losses. Additionally, interest rates increased during the first nine months of 2015, which also partially offset our benefit for credit losses.
We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and certain securities. The estimated fair value of our derivatives and securities may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads, and implied volatility, as well as activity related to these financial instruments. We use derivatives to manage the interest rate risk exposure of our net portfolio, which consists of our retained mortgage portfolio, cash and other investments portfolio, and outstanding debt of Fannie Mae. Some of these financial instruments in our net portfolio are not recorded at fair value in our condensed consolidated financial statements, and as a result we may experience accounting gains or losses due to changes in interest rates or other market conditions that may not be indicative of the economic interest rate risk exposure of our net portfolio. See “Risk Management—Market Risk Management, Including Interest Rate Risk Management” for more information. In addition, our credit-related income or expense can vary substantially from period to period based on factors such as changes in actual and expected home prices, borrower payment behavior, the types and volume of our loss mitigation activities, the volumes of foreclosures completed, redesignations of loans from HFI to HFS, and fluctuations in interest rates.
See “Consolidated Results of Operations” for more information on our results.

Net Worth
Our net worth increased to $4.2 billion as of September 30, 2016 from $4.1 billion as of December 31, 2015, primarily due to our comprehensive income of $6.8 billion, offset by our payments to Treasury of $6.7 billion in senior preferred stock dividends during the first nine months of 2016. Our expected dividend payment of $3.0 billion for the fourth quarter of 2016 is calculated based on our net worth of $4.2 billion as of September 30, 2016 less the applicable capital reserve amount of $1.2 billion.
Single-Family Guaranty Book of Business
Credit Performance
We continued to acquire loans with strong credit profiles and to execute on our strategies for reducing credit losses in the third quarter of 2016, such as helping eligible Fannie Mae borrowers with high loan-to-value (“LTV”) ratio loans refinance into more sustainable loans through the Administration’s Home Affordable Refinance Program® (“HARP®”), offering borrowers loan modifications that can significantly reduce their monthly payments, pursuing foreclosure alternatives and managing our real estate owned (“REO”) inventory to appropriately manage costs and maximize sales proceeds. As we work to reduce credit losses, we also seek to assist struggling homeowners, help stabilize communities and support the housing market.
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
Table 1: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2016				2015
	Q3 YTD	Q3	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	1.24%	1.24%	1.32%	1.44%	1.55%	1.55%	1.59%	1.66%	1.78%
Seriously delinquent loan count	211,485	211,485	225,590	247,281	267,174	267,174	275,548	287,372	308,546
Foreclosed property inventory:
Number of properties(3)	41,973	41,973	45,981	52,289	57,253	57,253	60,958	68,717	79,319
Carrying value	$4,833	$4,833	$5,301	$5,963	$6,608	$6,608	$7,245	$7,997	$8,915
Combined loss reserves	$22,796	$22,796	$23,856	$26,092	$28,325	$28,325	$29,404	$31,510	$32,157
During the period:
Credit-related income (expense)(4)	$2,894	$531	$1,535	$828	$(1,035)	$(819)	$1,029	$(1,238)	$(7)
Credit losses(5)	$3,003	$622	$812	$1,569	$10,731	$2,081	$1,168	$2,109	$5,373
REO net sales price to unpaid principal balance(6)	74%	74%	75%	73%	72%	73%	72%	72%	70%
Short sales net sales price to unpaid principal balance(7)	74%	75%	73%	73%	73%	74%	74%	74%	73%
Loan workout activity (number of loans):
Home retention loan workouts(8)	67,470	22,468	22,807	22,195	100,208	20,300	23,571	27,769	28,568
Short sales and deeds-in-lieu of foreclosure	13,208	4,004	4,464	4,740	22,077	4,761	5,531	6,128	5,657
Total loan workouts	80,678	26,472	27,271	26,935	122,285	25,061	29,102	33,897	34,225
Loan workouts as a percentage of delinquent loans in our guaranty book of business(9)	19.68%	19.85%	20.59%	19.24%	19.95%	16.66%	19.28%	22.69%	21.71%

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

(3)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(4)	Consists of (a) the benefit for credit losses and (b) foreclosed property expense.

(5)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

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
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010, and was 1.24% as of September 30, 2016, compared with 1.55% as of December 31, 2015. We continue to experience disproportionately higher serious delinquency rates and credit losses from single-family loans originated in 2005 through 2008 than from loans originated in other years. Single-family loans originated in 2005 through 2008 constituted 9% of our single-family book of business as of September 30, 2016, but constituted 53% of our seriously delinquent single-family loans as of September 30, 2016 and drove 60% of our single-family credit losses in the third quarter of 2016. For information on the credit performance of our single-family book of business based on loan vintage, see “Table 11: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” and “Table 29: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” For information on certain credit characteristics of our single-family book of business based on the period in which we acquired the loans, see “Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
We provide additional information on our credit-related income or expense and our credit losses in “Consolidated Results of Operations—Credit-Related Income (Expense).” We provide more information on the credit performance of mortgage loans in our single-family book of business and our efforts to reduce our credit losses in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” See also “Risk Factors” in our 2015 Form 10-K, where we describe factors that may increase our credit-related expense and credit losses, as well as factors that may adversely affect the success of our efforts to reduce our credit losses.

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
Table 2: Single-Family Acquisitions Statistics

	2016			2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(Dollars in millions)
Single-family average charged guaranty fee on new acquisitions, net of TCCA fee (in basis points)(1)	46.2	47.2	49.2	50.5	50.6	49.9	51.2
Single-family Fannie Mae MBS issuances	$166,023	$132,086	$101,797	$104,359	$126,144	$130,974	$110,994
Select risk characteristics of single-family conventional acquisitions:(2)
Weighted average FICO® credit score at origination	752	749	746	746	747	750	748
FICO credit score at origination less than 660	4%	4%	6%	6%	6%	5%	5%
Weighted average original LTV ratio(3)	74%	75%	75%	75%	76%	74%	74%
Original LTV ratio over 80%(3)(4)	27%	28%	27%	30%	30%	27%	26%
Original LTV ratio over 95%(3)	3%	3%	3%	3%	3%	3%	2%
Loan purpose:
Purchase	47%	47%	46%	50%	54%	40%	37%
Refinance	53%	53%	54%	50%	46%	60%	63%
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

The average charged guaranty fee on our newly-acquired single family loans declined in the first nine months of 2016 compared with the first nine months of 2015, due to both: (1) changes in the contractual guaranty fee rates we charged for some loan types in response to market conditions; and (2) a decrease in the loan level price adjustments we charged on our acquisitions driven by improved credit risk metrics on these acquisitions as compared with our acquisitions in the first nine months of 2015. Loan level price adjustments are one-time cash fees that we charge at the time we acquire a loan based on the loan’s features.
In July 2016, FHFA advised us that it had established minimum base guaranty fees that generally apply to our acquisitions of 30-year and 15-year fixed-rate loans in lender swap transactions. These new minimum base guaranty fees were implemented in November 2016 and may affect our average charged guaranty fee on newly-acquired single family loans in future periods. For further discussion of FHFA’s establishment of minimum base guaranty fees, see “MD&A—Legislative and Regulatory Developments—FHFA Developments—Establishment of Minimum Base Guaranty Fees” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (“Second Quarter 2016 Form 10-Q”).
The single-family loans we acquired in the third quarter of 2016 continued to have a strong credit profile, with a weighted average original LTV ratio of 74% and a weighted average FICO credit score of 752. For more information on the credit risk profile of our single-family conventional loan acquisitions in the third quarter and first nine months of 2016, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management,” including “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” in that section.
Whether the loans we acquire in the future will exhibit an overall credit profile and performance similar to our more recent acquisitions will depend on a number of factors, including: our future guaranty fee pricing and any impact of that pricing on the volume and mix of loans we acquire; our future eligibility standards and those of mortgage insurers, the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs (“VA”); the percentage of loan originations representing refinancings; changes in interest rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; government policy; market and competitive conditions; and the volume and characteristics of HARP and high LTV refinance loans we acquire in the future. In addition, if our lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit risk profile of our new single-family acquisitions.
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
As a leading provider of residential mortgage credit in the United States, we indirectly enable families to buy, refinance or rent homes. During the third quarter of 2016, we continued to provide critical liquidity and support to the U.S. mortgage market in a number of important ways:

•
We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $184 billion in liquidity to the mortgage market in the third quarter of 2016 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 375,000 mortgage refinancings and approximately 338,000 home purchases, and provided financing for approximately 240,000 units of multifamily housing.

•
Our role in the market enables qualified borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.

•
We provided approximately 26,500 loan workouts in the third quarter of 2016 to help homeowners stay in their homes or otherwise avoid foreclosure. Our loan workout efforts have helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi Plus™ initiative, which offers additional refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 35,000 Refi Plus loans in the third quarter of 2016. Refinancings delivered to us through Refi Plus in the third quarter of 2016 reduced borrowers’ monthly mortgage payments by an average of $219.

•
We support affordability in the multifamily rental market. Approximately 90% of the multifamily units we financed in the third quarter of 2016 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.

•
In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in our 2015 Form 10-K in “Business—Business Segments—Capital Markets.”

2016 Market Share
We were one of the largest issuers of mortgage-related securities in the secondary market during the third quarter of 2016. Our estimated market share of new single-family mortgage-related securities issuances was 38% in both the third quarter and second quarter of 2016, compared with 36% in the third quarter of 2015.
Historically, Fannie Mae MBS has had a trading advantage over comparable Freddie Mac Participation Certificates (“Freddie Mac PCs”); however, recently, there has no longer been a significant price difference between Fannie Mae MBS and comparable Freddie Mac PCs. We believe a significant driver of the recent convergence in price between Fannie Mae MBS and comparable Freddie Mac PCs is the market’s expectation of a single GSE mortgage-backed security in the future. Despite this price convergence, our market share of new single-family mortgage-related securities issuances remained unchanged in the third quarter of 2016 as compared with the prior quarter. If our market share declines in the future due to this trend or other factors, it could adversely affect our financial results.
We remained a continuous source of liquidity in the multifamily market in the third quarter and first nine months of 2016. We owned or guaranteed approximately 19% of the outstanding debt on multifamily properties as of June 30, 2016 (the latest date for which information is available).
Serving Customer Needs and Improving Our Business Efficiency
We are engaged in various initiatives to better serve our customers’ needs and improve our business efficiency. We are committed to providing our lender partners with the products, services and tools they need to serve the market more effectively and efficiently. To further this commitment, we are focused on continuing to revise and clarify lenders’ representation and warranty obligations, implementing innovative new and enhanced tools that deliver greater value and certainty to lenders, and making our customers’ interactions with us simpler and more efficient.
Continuing to revise and clarify lenders’ representation and warranty obligations. We have taken several actions in recent years to improve our representation and warranty framework and revise and clarify lenders’ representation and warranty obligations to us. These actions have significantly reduced uncertainty surrounding lenders’ repurchase risk relating to loans they deliver to us, and our intention is that these actions will encourage lenders to safely expand their lending to a wider range of qualified borrowers. As of September 30, 2016, over 2.8 million loans in our book of business had obtained relief from repurchases for breaches of certain representations and warranties. We continue to work on new ways to reduce or clarify lenders’ repurchase risk. For example, we are leveraging the verification tools we offer through our Desktop Underwriter® automated underwriting system to expand the representation and warranty relief we provide to lenders. In October 2016, we announced that we will provide lenders with representation and warranty relief with respect to borrower data that has been validated by Desktop Underwriter and with respect to property value where the appraisal has received a qualifying risk score in our Collateral Underwriter® appraisal review tool. See “Business—Executive Summary—Serving Customer Needs and Improving Our Business Efficiency” in our 2015 Form 10-K and “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in both our 2015 Form 10-K and this report for further discussion of changes to our representation and warranty framework and actions we have taken to reduce and clarify lenders’ repurchase risk.
Implementing innovative new and enhanced tools that deliver greater value and certainty to lenders. As described in “Business—Executive Summary—Serving Customer Needs and Improving Our Business Efficiency” in our 2015 Form 10-K, in 2015 we implemented a number of changes designed to help our customers originate mortgages with increased certainty, efficiency and lower costs. We continue to focus on improving our business to provide value to customers. For example:

•
In September 2016, we incorporated trended credit data into Desktop Underwriter. Trended credit data refers to additional historical information on a borrower’s use of revolving credit accounts, including the balance, scheduled payments and actual payments made on these accounts. Incorporating trended credit data is expected to improve the accuracy of Desktop Underwriter’s credit risk assessment and benefit borrowers who regularly pay down their revolving debt. The September 2016 update to Desktop Underwriter also added the ability to underwrite loans where the borrower does not have a credit score, automating what was previously a manual process for lenders.

•
In October 2016, we began offering third-party validation of borrower income data through Desktop Underwriter. We plan to expand this third-party validation service to borrower asset and employment data in December 2016.

We expect these enhancements to Desktop Underwriter will help our lender customers originate mortgages with increased certainty, efficiency and lower costs, and also help increase access to credit for creditworthy borrowers.
Making our customers’ interactions with us simpler and more efficient. We are also engaged in a multi-year effort to improve our business efficiency and agility through simplification of our business processes and enhancements to our infrastructure. Many of these improvements are also designed to enhance our customers’ experience when doing business with us, including making our customers’ interactions with us simpler and more efficient. These efforts include replacing some of our systems with simpler, more automated infrastructure that will enable us to more efficiently process transactions and manage our book of business, as well as to better adapt to industry and regulatory changes in the future. We are also implementing infrastructure improvements to support the integration of our business with the common securitization platform and our ability to issue a single security. For information about the common securitization platform and single security, see “Business—Housing Finance Reform—Conservator Developments” in our 2015 Form 10-K and “MD&A—Legislative and Regulatory Developments—FHFA Developments—Common Securitization Platform and Single Security” in our Second Quarter 2016 Form 10-Q.
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
From 2008 through the third quarter of 2016, we paid a total of $151.4 billion in dividends to Treasury on the senior preferred stock. Under the terms of the senior preferred stock purchase agreement, dividend payments do not offset prior Treasury draws, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury.
The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis. We expect to pay Treasury a senior preferred stock dividend of $3.0 billion by December 31, 2016 for the fourth quarter of 2016.
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
Housing and Mortgage Market and Economic Conditions
According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 2.9% on an annualized basis in the third quarter of 2016, compared with an increase of 1.4% in the second quarter of 2016. The overall economy gained an estimated 575,000 non-farm jobs in the third quarter of 2016. According to the U.S. Bureau of Labor Statistics, over the 12 months ending in September 2016, the economy created an estimated 2.4 million non-farm jobs. The unemployment rate was 5.0% in September 2016, compared with 4.9% in June 2016.
According to the Federal Reserve, total U.S. residential mortgage debt outstanding, which includes $10.1 trillion of single-family debt outstanding, was estimated to be approximately $11.2 trillion as of June 30, 2016 (the latest date for which information is available) and $11.1 trillion as of March 31, 2016.
Housing sales were mixed in the third quarter of 2016 as compared with the second quarter of 2016. Total existing home sales averaged 5.4 million units annualized in the third quarter of 2016, a 2.2% decrease from the second quarter of 2016, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 4% of existing home sales in September 2016, compared with 6% in June 2016 and 7% in September 2015. According to the U.S. Census Bureau, new single-family home sales increased during the third quarter of 2016, averaging an annualized rate of 599,000 units, a 6.1% gain from the second quarter of 2016.
The number of months’ supply, or the inventory/sales ratio, of available existing homes remained unchanged in the third quarter of 2016, while the supply of available new homes decreased during the quarter. According to the National Association of REALTORS, the months’ supply of existing unsold homes was 4.5 months as of September 30, 2016 and June 30, 2016. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 4.8 months as of September 30, 2016, compared with 5.2 months as of June 30, 2016.
The overall mortgage market serious delinquency rate fell to 3.1% as of June 30, 2016 (the latest date for which information is available), according to the Mortgage Bankers Association’s National Delinquency Survey, its lowest level since the third quarter of 2007, compared with 3.3% as of March 31, 2016. We provide information about Fannie Mae’s serious delinquency rate, which decreased in the third quarter of 2016, in “Single-Family Guaranty Book of Business—Credit Performance.”
Based on our home price index, we estimate that home prices on a national basis increased by 1.5% in the third quarter of 2016 and by 5.7% in the first nine months of 2016, following increases of 4.7% in 2015, 4.3% in 2014 and 7.8% in 2013. Despite the recent increases in home prices, we estimate that, through September 30, 2016, home prices on a national basis remained 1.1% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.
Thirty-year fixed-rate mortgage rates ended the quarter at 3.42% for the week of September 29, 2016, down from 3.48% for the week of June 30, 2016, according to Freddie Mac’s Primary Mortgage Market Survey®.

Recently, the prices of Fannie Mae MBS and comparable Freddie Mac PCs in the “To-Be-Announced” (“TBA”) market have converged. For example, Fannie Mae fixed-rate 30-year MBS with a coupon of 3.0% traded 13 basis points higher than the comparable Freddie Mac Gold fixed-rate PC security as of June 30, 2016, compared with only 3 basis points higher as of September 30, 2016.
During the third quarter of 2016, the multifamily sector exhibited stable fundamentals, according to preliminary third-party data, with the estimated national vacancy level remaining at the same level as in the second quarter of 2016, coupled with increasing rent growth. The estimated national multifamily vacancy rate for institutional investment-type apartment properties was 5.0% as of September 30, 2016, the same as of June 30, 2016, but up from 4.8% as of September 30, 2015. National asking rents increased by an estimated 1.0% during the third quarter of 2016, the same percentage as during the second quarter of 2016, but down from the estimated 1.3% increase during the third quarter of 2015. Because estimated multifamily rent growth has outpaced wage growth over the past few years, multifamily rental housing affordability has declined in recent years.
Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of approximately 38,000 units during the third quarter of 2016, according to preliminary data from Reis, Inc. While that is an increase from the approximately 36,000 units absorbed during the second quarter of 2016, the pace of absorption slowed compared with the approximately 41,000 units absorbed during the third quarter of 2015. As a result of the continued demand for multifamily rental units over the past few years, there has been an increase in the amount of new multifamily construction development nationally. Nearly 364,000 new multifamily units are expected to be completed this year. Although the bulk of this new supply is concentrated in a limited number of metropolitan areas, we believe this increase in supply will result in an increase in the national multifamily vacancy rate and a slowdown in rent growth next year.
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
Financial Results. We continued to be profitable in the third quarter of 2016, with net income of $3.2 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our expectation of continued declining capital and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter, particularly as our capital reserve amount approaches or reaches zero. See “Treasury Senior Preferred Stock Purchase Agreement” above and “Risk Factors” in our 2015 Form 10-K for more information on, and the risks associated with, our limited and declining capital. In addition, our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation as noted in “Uncertainty Regarding our Future Status” above.
Revenues. We currently have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. In recent years, an increasing portion of our net interest income has been derived from guaranty fees rather than from our retained mortgage portfolio assets, due to the impact of guaranty fee increases implemented in 2012 and the reduction of our retained mortgage portfolio. More than two-thirds of our net interest income for the first nine months of 2016 was derived from the loans underlying our Fannie Mae MBS in consolidated trusts, which primarily generate income through guaranty fees. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.

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
We forecast that total originations in the U.S. single-family mortgage market in 2016 will increase from 2015 levels by approximately 6% from an estimated $1.73 trillion in 2015 to $1.83 trillion in 2016, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from an estimated $808 billion in 2015 to $820 billion in 2016.
Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 1.5% in the third quarter of 2016 and by 5.7% in the first nine months of 2016. We expect the rate of home price appreciation in 2016 to be slightly higher than the rate in 2015. Future home price changes may be very different from our expectations as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of recent and future changes in mortgage rates; actions the federal government has taken and may take with respect to fiscal policies, mortgage finance programs and policies, and housing finance reform; the Federal Reserve’s purchases and sales of mortgage-backed securities; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of global economic and political conditions. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $3.0 billion for the first nine months of 2016, down from $8.7 billion for the first nine months of 2015. We expect our credit losses to be lower in 2016 than our 2015 credit losses. See “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” for a discussion of our credit losses for the third quarter and first nine months of 2016 and 2015, including the impact on our credit losses for the first nine months of 2015 of our adoption of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) and a change in our accounting policy for nonaccrual loans, which collectively resulted in $3.6 billion in charge-offs in the first nine months of 2015.
Loss Reserves. Our combined loss reserves were $23.0 billion as of September 30, 2016, down from $28.6 billion as of December 31, 2015. Our loss reserves have declined substantially from their peak and are expected to decline further. For a discussion of the factors that contributed to the decline in our loss reserves in the third quarter and first nine months of 2016, see “Consolidated Results of Operations—Credit-Related Income (Expense)” and “Consolidated Balance Sheet Analysis—Mortgage Loans.”
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

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Housing Finance Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2015 Form 10-K and in “MD&A—Legislative and Regulatory Developments” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (“First Quarter 2016 Form 10-Q”) and in our Second Quarter 2016 Form 10-Q. Also see “Risk Factors” in this report and in our 2015 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
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
Dodd-Frank Act—FHFA Rule Regarding Stress Testing
Pursuant to an FHFA rule implementing a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to conduct an annual stress test, based on our data as of December 31, using three different scenarios of financial conditions provided by FHFA: baseline, adverse and severely adverse. As required by the rule, we published our most recent stress test results for the severely adverse scenario on our website on August 8, 2016.
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
In October 2016, after the release of data reported under the Home Mortgage Disclosure Act, FHFA notified us that it had preliminarily determined that we met three of our five single-family housing goals and all of our multifamily housing goals for 2015. For the single-family low-income families home purchase goal, FHFA preliminarily determined that our performance was 23.5% of our 2015 acquisitions of single-family owner-occupied purchase money mortgage loans, which failed to meet the FHFA-established benchmark of 24% or the overall market level of 23.6% for 2015. For the single-family very low-income families home purchase goal, FHFA preliminarily determined that our performance was 5.6% of our 2015 acquisitions of single-family owner-occupied purchase money mortgage loans, which failed to meet the FHFA-established benchmark of 6% or the overall market level of 5.8% for 2015.
If FHFA’s final determination is that we did not meet these housing goals, it will determine whether the goals were feasible. If FHFA finds that these goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The housing plan must describe the actions we would take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties.
See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Housing Goals and Duty to Serve Underserved Markets—Housing Goals for 2015 to 2017” in our 2015 Form 10-K for a more detailed discussion of our housing goals.

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

Table 3: Summary of Condensed Consolidated Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2016	2015	Variance	2016	2015	Variance
	(Dollars in millions)
Net interest income	$5,435	$5,588	$(153)	$15,490	$16,332	$(842)
Fee and other income	175	259	(84)	552	1,123	(571)
Net revenues	5,610	5,847	(237)	16,042	17,455	(1,413)
Investment gains, net	467	299	168	934	1,155	(221)
Fair value losses, net	(491)	(2,589)	2,098	(4,971)	(1,902)	(3,069)
Administrative expenses	(661)	(952)	291	(2,027)	(2,364)	337
Credit-related income (expense)
Benefit for credit losses	673	1,550	(877)	3,458	1,050	2,408
Foreclosed property expense	(110)	(497)	387	(507)	(1,152)	645
Total credit-related income (expense)	563	1,053	(490)	2,951	(102)	3,053
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	(465)	(413)	(52)	(1,358)	(1,192)	(166)
Other expenses, net	(300)	(215)	(85)	(818)	(412)	(406)
Income before federal income taxes	4,723	3,030	1,693	10,753	12,638	(1,885)
Provision for federal income taxes	(1,527)	(1,070)	(457)	(3,475)	(4,150)	675
Net income attributable to Fannie Mae	$3,196	$1,960	$1,236	$7,278	$8,488	$(1,210)
Total comprehensive income attributable to Fannie Mae	$2,989	$2,213	$776	$6,794	$8,368	$(1,574)
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
Table 4: Analysis of Net Interest Income and Yield

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$226,334	$2,357	4.17%	$252,272	$2,443	3.87%
Mortgage loans of consolidated trusts	2,837,241	23,254	3.28	2,796,172	24,537	3.51
Total mortgage loans(1)	3,063,575	25,611	3.34	3,048,444	26,980	3.54
Mortgage-related securities	63,796	616	3.86	106,939	1,153	4.31
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(44,538)	(413)	3.71	(74,903)	(810)	4.33
Total mortgage-related securities, net	19,258	203	4.22	32,036	343	4.28
Non-mortgage-related securities(2)	57,013	71	0.49	47,794	17	0.14
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,770	39	0.50	26,110	15	0.23
Advances to lenders	4,961	27	2.14	4,354	22	1.98
Total interest-earning assets	$3,175,577	$25,951	3.27%	$3,158,738	$27,377	3.47%
Interest-bearing liabilities:
Short-term funding debt	$50,579	$55	0.43%	$83,870	$36	0.17%
Long-term funding debt	302,629	1,647	2.18	331,417	1,861	2.25
Total funding debt	353,208	1,702	1.93	415,287	1,897	1.83
Debt securities of consolidated trusts	2,884,409	19,227	2.67	2,835,104	20,702	2.92
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(44,538)	(413)	3.71	(74,903)	(810)	4.33
Total debt securities of consolidated trusts held by third parties	2,839,871	18,814	2.65	2,760,201	19,892	2.88
Total interest-bearing liabilities	$3,193,079	$20,516	2.57%	$3,175,488	$21,789	2.74%
Net interest income/net interest yield		$5,435	0.68%		$5,588	0.71%

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$232,222	$7,082	4.07%	$261,794	$7,280	3.71%
Mortgage loans of consolidated trusts	2,826,405	71,746	3.38	2,789,593	73,426	3.51
Total mortgage loans(1)	3,058,627	78,828	3.44	3,051,387	80,706	3.53
Mortgage-related securities	73,820	2,237	4.04	114,732	3,869	4.50
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(50,854)	(1,524)	4.00	(79,914)	(2,650)	4.42
Total mortgage-related securities, net	22,966	713	4.14	34,818	1,219	4.67
Non-mortgage-related securities(2)	53,509	182	0.45	44,836	42	0.12
Federal funds sold and securities purchased under agreements to resell or similar arrangements	25,885	92	0.47	30,708	40	0.17
Advances to lenders	4,219	68	2.11	4,166	64	2.02
Total interest-earning assets	$3,165,206	$79,883	3.36%	$3,165,915	$82,071	3.46%
Interest-bearing liabilities:
Short-term funding debt	$55,580	$161	0.38%	$90,707	$98	0.14%
Long-term funding debt	308,349	5,237	2.26	345,503	5,706	2.20
Total funding debt	363,929	5,398	1.98	436,210	5,804	1.77
Debt securities of consolidated trusts	2,870,629	60,519	2.81	2,843,823	62,585	2.93
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(50,854)	(1,524)	4.00	(79,914)	(2,650)	4.42
Total debt securities of consolidated trusts held by third parties	2,819,775	58,995	2.79	2,763,909	59,935	2.89
Total interest-bearing liabilities	$3,183,704	$64,393	2.70%	$3,200,119	$65,739	2.74%
Net interest income/net interest yield		$15,490	0.65%		$16,332	0.69%

	As of September 30,
	2016	2015
Selected benchmark interest rates
3-month LIBOR	0.85%	0.33%
2-year swap rate	1.01	0.75
5-year swap rate	1.18	1.38
10-year swap rate	1.46	2.00
30-year Fannie Mae MBS par coupon rate	2.36	2.80
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $318 million and $977 million, respectively, for the third quarter and first nine months of 2016 compared with $409 million and $1.3 billion, respectively, for the third quarter and first nine months of 2015.

(2)	Includes cash equivalents.

Table 5: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2016 vs. 2015			September 30, 2016 vs. 2015
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(86)	$(262)	$176	$(198)	$(865)	$667
Mortgage loans of consolidated trusts	(1,283)	356	(1,639)	(1,680)	960	(2,640)
Total mortgage loans	(1,369)	94	(1,463)	(1,878)	95	(1,973)
Total mortgage-related securities, net	(140)	(133)	(7)	(506)	(381)	(125)
Non-mortgage-related securities(2)	54	4	50	140	10	130
Federal funds sold and securities purchased under agreements to resell or similar arrangements	24	3	21	52	(7)	59
Advances to lenders	5	3	2	4	1	3
Total interest income	$(1,426)	$(29)	$(1,397)	$(2,188)	$(282)	$(1,906)
Interest expense:
Short-term funding debt	19	(19)	38	63	(50)	113
Long-term funding debt	(214)	(158)	(56)	(469)	(627)	158
Total funding debt	(195)	(177)	(18)	(406)	(677)	271
Total debt securities of consolidated trusts held by third parties	(1,078)	649	(1,727)	(940)	1,475	(2,415)
Total interest expense	$(1,273)	$472	$(1,745)	$(1,346)	$798	$(2,144)
Net interest income	$(153)	$(501)	$348	$(842)	$(1,080)	$238
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Net interest income decreased in the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015, primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The average balance of our retained mortgage portfolio was 19% lower in the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015. The decrease in net interest income was partially offset by increased guaranty fee revenue, as loans with higher guaranty fees became a larger part of our guaranty book of business in the third quarter and first nine months of 2016. Net interest yield decreased in the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015, due to the decline in the percentage of net interest income from our retained mortgage portfolio, which has a higher net interest yield than the net interest yield from guaranty fees. See “Business Segment Results—The Capital Markets Group’s Mortgage Portfolio” for more information about our retained mortgage portfolio.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. Fee and other income decreased in the third quarter of 2016 compared with the third quarter of 2015 primarily due to lower multifamily fees driven by a decrease in yield maintenance income resulting from lower prepayment volumes. Fee and other income decreased in the first nine months of 2016 compared with the first nine months of 2015 primarily due to a gain of $227 million in the second quarter of 2015 from the sale of our remaining unsecured bankruptcy claims against Lehman Brothers and its subsidiaries. In addition, we recognized lower multifamily fees in the first nine months of 2016 driven by a decrease in yield maintenance income resulting from lower prepayment volumes. We recognized lower technology fees in the first nine months of 2016 as a result of eliminating fees charged to our customers for using our Desktop Underwriter and Desktop Originator® systems beginning in June 2015.

Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of available-for-sale (“AFS”) securities and loans, gains and losses recognized on the consolidation and deconsolidation of securities, net other-than-temporary impairments recognized on our investments, and lower of cost or fair value adjustments on HFS loans. Investment gains increased in the third quarter of 2016 compared with the third quarter of 2015 primarily due to higher gains on sales of AFS securities in the third quarter of 2016 compared with the third quarter of 2015 as a result of an increase in sales volume and higher prices in the third quarter of 2016. Investment gains decreased in the first nine months of 2016 compared with the first nine months of 2015 primarily due to gains on sales of multifamily loans in 2015 that did not occur in 2016 and greater losses on HFS loans due to lower of cost or fair value adjustments in the first nine months of 2016 compared with the first nine months of 2015.
Fair Value Losses, Net
Table 6 displays the components of our fair value gains and losses.
Table 6: Fair Value Losses, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(295)	$(266)	$(855)	$(694)
Net change in fair value during the period	362	(2,138)	(2,639)	(916)
Total risk management derivatives fair value gains (losses), net	67	(2,404)	(3,494)	(1,610)
Mortgage commitment derivatives fair value losses, net	(216)	(361)	(945)	(427)
Total derivatives fair value losses, net	(149)	(2,765)	(4,439)	(2,037)
Trading securities gains, net	38	13	88	69
CAS debt gains (losses), net	(388)	135	(616)	26
Other, net(1)	8	28	(4)	40
Fair value losses, net	$(491)	$(2,589)	$(4,971)	$(1,902)
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
Risk Management Derivatives Fair Value Gains (Losses), Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce interest rate risk. We recognized risk management derivative fair value gains in the third quarter of 2016 primarily as a result of increases in the fair value of our pay-fixed derivatives due to increases in longer-term swap rates during the period. We recognized risk management derivative fair value losses in the third quarter of 2015 and first nine months of 2015 and 2016 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during the periods.
We present, by derivative instrument type, the fair value gains and losses, net on our derivatives in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value Losses, Net
We recognized fair value losses on our mortgage commitments in the third quarter and first nine months of 2016 and 2015 primarily due to losses on commitments to sell mortgage-related securities driven by an increase in prices as interest rates decreased during the commitment periods.

CAS Debt Fair Value Gains (Losses), Net
We enter into various credit risk transfer transactions, including the issuance of CAS debt, in order to reduce the economic risk to us and to taxpayers of future borrower defaults. CAS debt we issued prior to 2016 is reported at fair value as “Debt of Fannie Mae” in our condensed consolidated balance sheets. We recognized fair value losses on CAS debt reported at fair value in the third quarter and first nine months of 2016 primarily due to tightening spreads between CAS yields and LIBOR during the periods. We recognized fair value gains on CAS debt reported at fair value in the third quarter and first nine months of 2015 primarily due to widening spreads between CAS yields and LIBOR during the periods. For further discussion of our credit risk transfer transactions, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”
Administrative Expenses
Administrative expenses decreased in the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015 primarily due to the recognition of expenses related to the settlement of our defined benefit pension plan obligations in the third quarter of 2015. The actuarial losses of $305 million, previously recorded in “Accumulated other comprehensive income,” were recognized in “Administrative expenses” and the associated tax amounts were recognized in “Provision for federal income taxes” in our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015.
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

Table 7: Total Loss Reserves

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Allowance for loan losses	$22,706	$27,951
Reserve for guaranty losses	297	639
Combined loss reserves	23,003	28,590
Other	88	184
Total loss reserves	23,091	28,774
Fair value losses previously recognized on acquired credit-impaired loans(1)	7,037	8,083
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$30,128	$36,857
__________

(1)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
The reserve for guaranty losses decreased from December 31, 2015 to September 30, 2016 primarily due to increased collateral underlying certain trusts, as well as lower interest rates and higher home prices.
Table 8: Changes in Combined Loss Reserves

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$24,089	$31,808	$28,590	$36,787
Benefit for credit losses	(673)	(1,550)	(3,458)	(1,050)
Charge-offs(1)	(630)	(801)	(2,761)	(8,287)
Recoveries	207	250	536	1,132
Other(2)	10	(12)	96	1,113
Ending balance	$23,003	$29,695	$23,003	$29,695

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$22,796	$28,325
Multifamily	207	265
Total	$23,003	$28,590
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	0.81%	1.00%
Multifamily	0.09	0.12
Combined loss reserves as a percentage of:
Total guaranty book of business	0.75%	0.94%
Recorded investment in nonaccrual loans	51.33	57.86

_________

(1)
Our charge-offs for 2015 include the initial charge-offs associated with our approach to adopting the charge-off provisions of the Advisory Bulletin, as well as charge-offs relating to a change in accounting policy for nonaccrual loans.

(2)	Amounts represent changes in other loss reserves which are reflected in benefit for credit losses, charge-offs and recoveries.
The amount of our provision or benefit for credit losses may vary from period to period based on factors such as changes in actual and expected home prices, borrower payment behavior, the types and volumes of our loss mitigation activities, the volumes of foreclosures completed, redesignations of loans from HFI to HFS, and fluctuations in interest rates. In addition, our provision or benefit for credit losses and our loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
Our benefit for credit losses decreased in the third quarter of 2016 compared to the third quarter of 2015 primarily due to a small increase in interest rates in the third quarter of 2016 compared to a decline in interest rates in the third quarter of 2015, as well as a smaller benefit from forecasted and actual home price increases as housing market conditions continued to improve and we had fewer nonperforming loans held for investment in our book of business in the third quarter of 2016 compared with the third quarter of 2015.
Our benefit for credit losses increased in the first nine months of 2016 compared to the first nine months of 2015 primarily due to declining interest rates in the first nine months of 2016 compared with increasing interest rates in the first nine months of 2015. Also contributing to the increase in our benefit for credit losses in the first nine months of 2016 was a smaller negative impact resulting from the redesignation of loans from HFI to HFS compared with the first nine months of 2015.
The following factors contributed to our benefit for credit losses in each of the periods presented:
We recognized a benefit for credit losses in the third quarter of 2016 primarily due to an increase in home prices, including distressed property valuations. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses.
We recognized a benefit for credit losses in the first nine months of 2016 due to higher home prices, including distressed property valuations, and a decline in interest rates. As interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in the provision for credit losses.
We recognized a benefit for credit losses in the third quarter of 2015 primarily due to an increase in home prices and a decrease in interest rates.
We recognized a benefit for credit losses in the first nine months of 2015 primarily due to an increase in home prices. Additionally, our benefit for credit losses in the first nine months of 2015 was impacted by the redesignation of certain nonperforming single-family loans with an aggregate unpaid principal balance of $5.3 billion from HFI to HFS. These loans were adjusted to the lower of cost or fair value, which partially offset our benefit for credit losses. Interest rates increased during the first nine months of 2015, which also partially offset our benefit for credit losses in the first nine months of 2015. As interest rates increase, we expect a decline in future prepayments on individually impaired loans, including modified loans. Lower expected prepayments lengthen the expected lives of modified loans, which increases the impairment related to concessions provided on these loans and results in an increase in the provision for credit losses.
Our approach to the adoption of the charge-off provisions of the Advisory Bulletin on January 1, 2015 had no impact on the amount of benefit for credit losses that we recognized in the third quarter or first nine months of 2015.
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
Table 9: Troubled Debt Restructurings and Nonaccrual Loans

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
TDRs on accrual status:
Single-family	$131,966	$140,588
Multifamily	230	376
Total TDRs on accrual status	$132,196	$140,964
Nonaccrual loans:
Single-family	$44,319	$48,821
Multifamily	498	591
Total nonaccrual loans	$44,817	$49,412
Accruing on-balance sheet loans past due 90 days or more(1)	$414	$499

	For the Nine Months
	Ended September 30,
	2016	2015
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$3,312	$4,146
Interest income recognized for the period(3)	4,565	4,876
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

Foreclosed Property Expense
Foreclosed property expense decreased in the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015 primarily due to a decline in the number of foreclosed properties and lower operating expenses relating to property tax and insurance costs on our single-family foreclosed properties.
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
Table 10: Credit Loss Performance Metrics

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2016			2015			2016			2015
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$423	5.6	bps	$551	7.2	bps	$2,225	9.8	bps	$3,600	15.8	bps
Adoption of Advisory Bulletin and change in accounting policy(2)	—	—		—	—		—	—		3,555	15.6
Foreclosed property expense	110	1.4		497	6.5		507	2.2		1,152	5.0
Credit losses including the effect of fair value losses on acquired credit-impaired loans	533	7.0		1,048	13.7		2,732	12.0		8,307	36.4
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(3)	83	1.1		103	1.4		273	1.1		349	1.5
Credit losses and credit loss ratio	$616	8.1	bps	$1,151	15.1	bps	$3,005	13.1	bps	$8,656	37.9	bps
Credit losses attributable to:
Single-family	$622			$1,168			$3,003			$8,650
Multifamily(4)	(6)			(17)			2			6
Total	$616			$1,151			$3,005			$8,656
Single-family initial charge-off severity rate(5)		16.0%			17.0%			20.3%			27.0%
Multifamily initial charge-off severity rate(5)		22.0%			17.0%			15.4%			23.4%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)
Our charge-offs for 2015 include the initial charge-offs associated with our approach to adopting the charge-off provisions of the Advisory Bulletin, as well as charge-offs relating to a change in accounting policy for nonaccrual loans.

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

Credit losses and our credit loss ratio decreased in the third quarter of 2016 compared with the third quarter of 2015 primarily due to lower foreclosed property expense and lower charge-offs.
Credit losses and our credit loss ratio decreased in the first nine months of 2016 compared with the first nine months of 2015 primarily due to our approach to adopting the charge-off provisions of the Advisory Bulletin and a change in our accounting policy for nonaccrual loans in the first quarter of 2015. Additionally, lower charge-offs in the first nine months of 2016 compared with the first nine months of 2015 contributed to the decrease in our credit losses and credit loss ratio in the first nine months of 2016.
We discuss our expectations regarding our future credit losses in “Executive Summary—Outlook—Credit Losses.”

Table 11 displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.
Table 11: Credit Loss Concentration Analysis

	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single-Family Credit Losses(2)
	As of			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30,	December 31,	September 30,
	2016	2015	2015	2016	2015	2016	2015
Geographical Distribution:
California	20%	20%	20%	1%	3%	1%	2%
Florida	6	6	6	4	10	7	23
New Jersey	4	4	4	18	14	18	21
New York	5	5	5	11	11	20	16
All other states	65	65	65	66	62	54	38
Select higher-risk product features(3)	22	22	22	68	60	59	61
Vintages:(4)
2004 and prior	4	5	6	13	13	16	10
2005 - 2008	9	10	11	60	66	64	80
2009 - 2016	87	85	83	27	21	20	10
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

As shown in Table 11, the majority of our credit losses for the third quarter and first nine months of 2016 continued to be driven by loans originated in 2005 through 2008. Our credit losses in Florida, as well as credit losses on loans originated in 2005 through 2008, were higher in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2016 primarily because, pursuant to the revised charge-off policy we implemented in 2015, we charged off a portion of excessively delinquent loans in these states that related to these vintages and that remained in the foreclosure process. We provide more detailed single-family credit performance information, including serious delinquency rates share and foreclosure activity, in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) Fees
Pursuant to the TCCA, which was enacted by Congress in December 2011, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.” TCCA fees increased in the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015 as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.

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
In this section, we provide a comparative discussion of our segment results for the third quarter and first nine months of 2016 and 2015. This section should be read together with our comparative discussion in “Consolidated Results of Operations.” See “Note 11, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
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

Table 12: Single-Family Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
	(Dollars in millions)
Guaranty fee income(1)	$3,305	$3,145	$160	$9,787	$9,277	$510
Credit-related income (expense)(2)	531	1,029	(498)	2,894	(216)	3,110
TCCA fees(1)	(465)	(413)	(52)	(1,358)	(1,192)	(166)
Other expenses(3)	(623)	(682)	59	(1,809)	(1,633)	(176)
Income before federal income taxes	2,748	3,079	(331)	9,514	6,236	3,278
Provision for federal income taxes	(808)	(1,040)	232	(2,544)	(2,040)	(504)
Net income attributable to Fannie Mae	$1,940	$2,039	$(99)	$6,970	$4,196	$2,774
Other key performance data:
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$166,023	$126,144		$399,906	$368,112
Credit Guaranty Activity
Average single-family guaranty book of business(4)	$2,821,030	$2,831,133		$2,823,787	$2,838,129
Single-family effective guaranty fee rate:
Total rate, net of TCCA fee (in basis points)(5)(6)	40.3	38.6		39.8	38.0
Total rate (in basis points)(5)	46.9	44.4		46.2	43.6
Single-family average charged guaranty fee on new acquisitions:
Total fee, net of TCCA fee (in basis points)(6)(7)	46.2	50.6		47.3	50.5
Total fee (in basis points)(7)	56.2	60.6		57.3	60.5
Single-family serious delinquency rate, at end of period(8)	1.24%	1.59%		1.24%	1.59%
Market
Single-family mortgage debt outstanding, at end of period (total U.S. market)(9)	$10,054,973	$9,948,287		$10,054,973	$9,948,287
30-year mortgage rate, at end of period(10)	3.42%	3.86%		3.42%	3.86%
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit for credit losses and foreclosed property expense.

(3)	Consists of net interest income, investment gains, net, fair value losses, net, gains (losses) from partnership investments, fee and other income, administrative expenses and other expenses.

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

(9)
Information labeled as of September 30, 2016 is as of June 30, 2016 and is based on the Federal Reserve’s September 2016 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts have been changed to reflect revised historical data from the Federal Reserve.

(10)
Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

Pre-tax income decreased in the third quarter of 2016 compared with the third quarter of 2015 primarily as a result of a decrease in credit-related income, partially offset by an increase in guaranty fee income. Pre-tax income increased in the first nine months of 2016 compared with the first nine months of 2015 primarily due to a shift to credit-related income from credit-related expense and higher guaranty fee income.
We recognized single-family credit-related income in the third quarter of 2016 and 2015. Credit-related income in the third quarter of 2016 was driven by a benefit for credit losses during the quarter, which was primarily attributable to an increase in home prices, including distressed property valuations. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses. Credit-related income in the third quarter of 2015 was driven by a benefit for credit losses that was primarily attributable to an increase in home prices as well as a decrease in interest rates during the period. As interest rates decline, we expect an increase in future prepayments on single-family individually impaired loans, including modified loans. Higher expected prepayments shorten the expected lives of modified loans, which decreases the impairment relating to concessions provided on these loans and results in a decrease in our provision for credit losses.
We recognized single family credit-related income in the first nine months of 2016. In comparison, we recognized credit-related expense in the first nine months of 2015. Credit-related income in the first nine months of 2016 was primarily attributable to a benefit for credit losses during the period, driven by an increase in home prices, including distressed property valuations, and a decrease in interest rates. Credit-related expense in the first nine months of 2015 was comprised of foreclosed property expense, partially offset by a benefit for credit losses. Foreclosed property expense in the first nine months of 2015 was primarily driven by property preservation costs, which include property tax and insurance expenses relating to our single-family foreclosed properties. The benefit for credit losses in the first nine months of 2015 was primarily driven by higher home prices. This was partially offset by the impact from the redesignation of certain nonperforming single-family loans from HFI to HFS. These loans were adjusted to the lower of cost or fair value, which reduced our benefit for credit losses. Additionally, interest rates increased during the first nine months of 2015, which also partially offset our benefit for credit losses. See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on the drivers of our credit-related income or expense.
Guaranty fee income and our effective guaranty fee rate increased in the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015 as loans with higher guaranty fees have become a larger part of our single-family guaranty book of business primarily due to the cumulative impact of guaranty fee price increases implemented in 2012.
Our single-family acquisition volume and single-family Fannie Mae MBS issuances increased in the third quarter of 2016 compared with the third quarter of 2015, driven primarily by an increase in refinances. Our single-family acquisition volume and single-family MBS issuances increased in the first nine months of 2016 compared with the first nine months of 2015, driven primarily by an increase in acquisitions of home purchase mortgage loans. The increase in acquisition volumes in the first nine months of 2016 compared with the first nine months of 2015 was partially offset by an increase in liquidations of loans from our single-family guaranty book of business. Accordingly, the size of our single-family guaranty book of business remained relatively flat.
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
Table 13: Multifamily Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
	(Dollars in millions)
Guaranty fee income	$431	$367	$64	$1,216	$1,064	$152
Fee and other income	49	58	(9)	156	193	(37)
Gains from partnership investments(1)	5	7	(2)	45	262	(217)
Credit-related income(2)	32	24	8	57	114	(57)
Other expenses(3)	(93)	(115)	22	(300)	(332)	32
Income before federal income taxes	424	341	83	1,174	1,301	(127)
Provision for federal income taxes	(49)	(17)	(32)	(127)	(128)	1
Net income attributable to Fannie Mae	$375	$324	$51	$1,047	$1,173	$(126)
Other key performance data:
Securitization Activity/New Business
Multifamily new business volume(4)	$17,864	$7,295		$40,666	$32,291
Multifamily units financed from new business volume	240,000	118,000		542,000	433,000
Multifamily Fannie Mae MBS issuances(5)	$17,884	$7,484		$40,618	$33,881
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)	$2,067	$2,016		$7,651	$8,467
Multifamily Fannie Mae MBS outstanding, at end of period(6)	$214,387	$184,028		$214,387	$184,028
Credit Guaranty Activity
Average multifamily guaranty book of business(7)	$230,717	$212,654		$223,897	$208,828
Multifamily effective guaranty fee rate (in basis points)(8)	74.7	69.0		72.4	67.9
Multifamily credit loss ratio (in basis points)(9)	(1.0)	(3.2)		0.1	0.4
Multifamily serious delinquency rate, at end of period	0.07%	0.05%		0.07%	0.05%
Percentage of multifamily guaranty book of business with lender risk-sharing	93%	91%		93%	91%
Fannie Mae percentage of total multifamily mortgage debt outstanding, at end of period(10)	19%	19%		19%	19%
Portfolio Data
Average Fannie Mae multifamily mortgage loans and Fannie Mae MBS in Capital Markets group’s portfolio(11)	$19,823	$31,036		$21,725	$35,321
Additional net interest income and yield maintenance income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets group’s results)(12)	$78	$181		$265	$573
__________

(1)
Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income. Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(2)	Consists of the benefit for credit losses and foreclosed property expense (income).

(3)	Consists of net interest income (loss), investment gains (losses), net, administrative expenses and other expenses.

(4)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations), multifamily loans purchased, and credit enhancements provided during the period.

(5)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes (a) issuances of new MBS as a result of lender swap transactions; (b) Fannie Mae portfolio securitization transactions of which we had none for the three and nine months ended September 30, 2016, and $189 million and $1.6 billion for the three and nine months ended September 30, 2015; and (c) conversions of adjustable-rate loans to fixed-rate loans of $118 million and $4 million for the nine months ended September 30, 2016 and 2015, respectively; and no conversions for the three months ended September 30, 2016 and 2015; and (d) MBS reissuances of $19 million for the three and nine months ended September 30, 2016, $56 million for the nine months ended September 30, 2015 and no reissuances for the three months ended September 30, 2015.

(6)
Includes $8.4 billion and $13.8 billion of Fannie Mae multifamily MBS held in our retained mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of September 30, 2016 and 2015, respectively.

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

(10)
Includes mortgage loans and Fannie Mae MBS guaranteed by the Multifamily segment. Information labeled as of September 30, 2016 is as of June 30, 2016 and is based on the Federal Reserve’s September 2016 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

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

Pre-tax income increased in the third quarter of 2016 compared with the third quarter of 2015 primarily as a result of an increase in guaranty fee income. Pre-tax income decreased in the first nine months of 2016 compared with the first nine months of 2015 primarily as a result of decreases in gains from partnership investments, credit-related income and fee and other income, partially offset by an increase in guaranty fee income.
Guaranty fee income increased in the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015 as loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continued to liquidate.
Fee and other income decreased in the first nine months of 2016 compared with the first nine months of 2015 primarily due to a decrease in yield maintenance income as a result of lower prepayment volumes in the first nine months of 2016.
Gains from partnership investments decreased in the first nine months of 2016 compared with the first nine months of 2015 as the number of our multifamily partnership investments continued to decline.
Credit-related income decreased in the first nine months of 2016 compared with the first nine months of 2015 primarily driven by a lower benefit from the reduction in the allowance for loan losses.
FHFA’s 2016 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $36.5 billion, excluding certain targeted business segments. On August 18, 2016, FHFA announced an increase in the 2016 multifamily lending caps for Fannie Mae and Freddie Mac from $35 billion to $36.5 billion. Approximately 66% of Fannie Mae’s multifamily new business volume of $40.7 billion for the first nine months of 2016 counted towards FHFA’s 2016 multifamily volume cap.
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
Table 14: Capital Markets Group Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
	(Dollars in millions)
Net interest income(1)	$1,049	$1,401	$(352)	$3,221	$4,516	$(1,295)
Investment gains, net(2)	2,232	1,608	624	5,735	4,679	1,056
Fair value losses, net(3)	(530)	(2,697)	2,167	(5,063)	(2,112)	(2,951)
Fee and other income	69	83	(14)	121	288	(167)
Other expenses(4)	(331)	(405)	74	(969)	(1,163)	194
Income (loss) before federal income taxes	2,489	(10)	2,499	3,045	6,208	(3,163)
Provision for federal income taxes	(670)	(13)	(657)	(804)	(1,982)	1,178
Net income (loss) attributable to Fannie Mae	$1,819	$(23)	$1,842	$2,241	$4,226	$(1,985)
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $421 million and $480 million for the three months ended September 30, 2016 and 2015, respectively, and $1.4 billion and $1.6 billion for the nine months ended September 30, 2016 and 2015, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s retained mortgage portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value losses on derivatives and fair value gains on trading securities that we own regardless of whether the trust has been consolidated.

(4)	Includes allocated guaranty fee expense, administrative expenses, and other expenses.
Pre-tax income increased in the third quarter of 2016 compared with the third quarter of 2015 primarily due to a decrease in fair value losses and an increase in investment gains, partially offset by a decrease in net interest income. Pre-tax income decreased in the first nine months of 2016 compared with the first nine months of 2015 primarily due to an increase in fair value losses and a decrease in net interest income, partially offset by an increase in investment gains.
Fair value losses in the third quarter of 2016 were primarily driven by losses on CAS debt carried at fair value primarily due to tightening spreads between CAS debt yields and LIBOR during the period. Fair value losses in the first nine months of 2016 were primarily due to fair value losses on our risk management derivatives. The fair value losses that are reported for the Capital Markets group are consistent with the amounts reported in our condensed consolidated statements of operations and comprehensive income, which we discuss in “Consolidated Results of Operations—Fair Value Losses, Net.”
The decrease in net interest income in the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015 was primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap.
Investment gains increased in the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015 primarily due to higher gains recognized on the sale of AFS securities as a result of an increase in sales volume and higher prices in the third quarter and first nine months of 2016.
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
In the third quarter of 2016, we began to securitize reperforming loans held in our retained mortgage portfolio into Fannie Mae MBS, and also began to sell Fannie Mae MBS backed by reperforming loans. Reperforming loans are mortgage loans on which the borrower had previously been delinquent but subsequently became current, either with or without a modification. Our securitization and sale of Fannie Mae MBS backed by reperforming loans provides us with more flexibility to manage our risk and reduce the size of our portfolio. In addition, in October 2016, we announced our first offer to sell reperforming whole loans as part of our ongoing effort to reduce the size of our retained mortgage portfolio.
As we continue to reduce the size of our retained mortgage portfolio, our revenues generated by our retained mortgage portfolio will continue to decrease. As of September 30, 2016, we owned $306.5 billion in mortgage assets, compared with $345.1 billion as of December 31, 2015. For additional information on the terms of the senior preferred stock purchase agreement with Treasury, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements” in our 2015 Form 10-K.

Table 15 displays our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance.
Table 15: Capital Markets Group’s Mortgage Portfolio Activity

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Mortgage loans:
Beginning balance	$242,661	$270,809	$253,592	$285,610
Purchases	74,331	52,118	177,794	158,126
Securitizations(1)	(71,396)	(50,357)	(164,062)	(148,743)
Sales	(1,633)	(1,888)	(3,991)	(2,521)
Liquidations(2)	(9,973)	(10,694)	(29,343)	(32,484)
Mortgage loans, ending balance	233,990	259,988	233,990	259,988

Mortgage securities:
Beginning balance	73,616	119,498	91,511	127,703
Purchases(3)	18,782	15,588	49,632	36,786
Securitizations(1)	71,396	50,357	164,062	148,743
Sales	(88,992)	(69,466)	(222,576)	(186,498)
Liquidations(2)	(2,255)	(5,515)	(10,082)	(16,272)
Mortgage securities, ending balance	72,547	110,462	72,547	110,462
Total Capital Markets group’s mortgage portfolio	$306,537	$370,450	$306,537	$370,450
__________

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(2)	Includes scheduled repayments, prepayments, foreclosures, and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.
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

Table 16: Capital Markets Group’s Mortgage Portfolio Composition

	As of
	September 30, 2016			December 31, 2015
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(Dollars in millions)
Mortgage loans:
Single-family loans:
Government insured or guaranteed	$—	$30,799	$30,799	$—	$33,376	$33,376
Conventional	—	192,337	192,337	—	206,851	206,851
Total single-family loans	—	223,136	223,136	—	240,227	240,227
Multifamily loans:
Government insured or guaranteed	—	210	210	—	224	224
Conventional	—	10,644	10,644	—	13,141	13,141
Total multifamily loans	—	10,854	10,854	—	13,365	13,365
Total mortgage loans	—	233,990	233,990	—	253,592	253,592
Mortgage-related securities:
Fannie Mae	49,037	10,982	60,019	57,185	11,512	68,697
Freddie Mac	1,293	—	1,293	5,232	—	5,232
Ginnie Mae	1,376	—	1,376	748	—	748
Alt-A private-label securities	—	2,057	2,057	—	3,481	3,481
Subprime private-label securities	—	3,217	3,217	—	5,212	5,212
Commercial mortgage-backed securities (“CMBS”)	—	2,231	2,231	—	3,515	3,515
Mortgage revenue bonds	—	1,824	1,824	—	3,105	3,105
Other mortgage-related securities	—	530	530	—	1,521	1,521
Total mortgage-related securities(1)	51,706	20,841	72,547	63,165	28,346	91,511
Total Capital Markets group’s mortgage portfolio	$51,706	$254,831	$306,537	$63,165	$281,938	$345,103
__________

(1)	The fair value of these mortgage-related securities was $76.2 billion and $96.0 billion as of September 30, 2016 and December 31, 2015, respectively.
Our Capital Markets group’s mortgage portfolio decreased as of September 30, 2016 compared with December 31, 2015, as we continued to reduce the size of our retained mortgage portfolio. The overall portfolio decrease was driven by sales and liquidations outpacing purchases.
The loans we purchased in the first nine months of 2016 included $8.5 billion in delinquent loans we purchased from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements. Table 17 displays the composition of loans restructured in a TDR that were on accrual status, loans on nonaccrual status and all other mortgage-related assets in our Capital Markets group’s mortgage portfolio.

Table 17: Capital Markets Group’s Mortgage Portfolio

	As of
	September 30, 2016		December 31, 2015
	Unpaid Principal Balance	Percent of Total	Unpaid Principal Balance	Percent of Total
	(Dollars in millions)
TDRs on accrual status	$127,766	42%	$137,117	40%
Nonaccrual loans	40,617	13	47,000	13
All other mortgage-related assets	138,154	45	160,986	47
Total Capital Markets group’s mortgage portfolio	$306,537	100%	$345,103	100%

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 18: Summary of Condensed Consolidated Balance Sheets

	As of
	September 30, 2016	December 31, 2015	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$44,909	$42,024	$2,885
Restricted cash	42,926	30,879	12,047
Investments in securities(1)	50,412	60,138	(9,726)
Mortgage loans:
Of Fannie Mae	220,355	238,397	(18,042)
Of consolidated trusts	2,851,312	2,809,198	42,114
Allowance for loan losses	(22,706)	(27,951)	5,245
Mortgage loans, net of allowance for loan losses	3,048,961	3,019,644	29,317
Deferred tax assets, net	35,101	37,187	(2,086)
Other	33,633	32,045	1,588
Total assets	$3,255,942	$3,221,917	$34,025
Liabilities and equity
Debt:
Of Fannie Mae	$351,568	$386,135	$(34,567)
Of consolidated trusts	2,881,545	2,811,536	70,009
Other	18,653	20,187	(1,534)
Total liabilities	3,251,766	3,217,858	33,908
Equity	4,176	4,059	117
Total liabilities and equity	$3,255,942	$3,221,917	$34,025
__________

(1)
Includes $31.3 billion as of September 30, 2016 and $29.5 billion as of December 31, 2015 of U.S. Treasury securities that are included in our other investments portfolio, which we present in “Table 22: Cash and Other Investments Portfolio.”

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
Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by servicers of loans backing consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash increased as of September 30, 2016 compared with the balance as of December 31, 2015 primarily as a result of an increase in prepayments received on mortgage loans in September 2016 compared with prepayments received in December 2015.
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
Table 19: Summary of Mortgage-Related Securities at Fair Value

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$7,643	$9,034
Freddie Mac	1,390	5,613
Ginnie Mae	1,454	817
Alt-A private-label securities	1,730	3,114
Subprime private-label securities	2,272	3,925
CMBS	2,259	3,596
Mortgage revenue bonds	1,916	3,150
Other mortgage-related securities	471	1,404
Total	$19,135	$30,653
The decrease in mortgage-related securities at fair value from December 31, 2015 to September 30, 2016 was primarily driven by sales and liquidations.
Mortgage Loans
The increase in mortgage loans from December 31, 2015 to September 30, 2016 was primarily due to acquisitions outpacing liquidations. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on our mortgage loan purchase and sale activities, see “Business Segment Results—Capital Markets Group Results.”
The decrease in our allowance for loan losses from December 31, 2015 to September 30, 2016 was primarily driven by increases in home prices, declines in actual and projected interest rates, liquidations of mortgage loans and charge-offs which relieved the allowance on these loans. See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information.
Debt
Debt of Fannie Mae is the primary means of funding our mortgage investments. The decrease in debt of Fannie Mae from December 31, 2015 to September 30, 2016 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts from December 31, 2015 to September 30, 2016 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity
Our equity increased as of September 30, 2016 compared with December 31, 2015 due to our comprehensive income recognized during the first nine months of 2016, offset by our payments of senior preferred stock dividends to Treasury during the first nine months of 2016.

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

Fannie Mae Debt Funding Activity
Table 20 displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption. The increase in our issuances and payoffs of short-term debt during the first nine months of 2016 compared with the first nine months of 2015 was driven by our utilization of short-term notes with overnight maturities in the first nine months of 2016. The increase in our issuances of long-term debt during the third quarter and first nine months of 2016 compared with the third quarter and first nine months of 2015 was primarily driven by the issuance of debt to fund higher redemptions of callable debt due to lower interest rates.
Table 20: Activity in Debt of Fannie Mae

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$142,937	$60,880	$419,822	$156,658
Weighted-average interest rate	0.23%	0.19%	0.25%	0.14%
Long-term:(1)
Amount	$48,853	$14,486	$100,505	$47,727
Weighted-average interest rate	1.42%	1.24%	1.58%	1.50%
Total issued:
Amount	$191,790	$75,366	$520,327	$204,385
Weighted-average interest rate	0.54%	0.39%	0.51%	0.46%
Paid off during the period:(2)
Short-term:
Amount	$152,088	$46,660	$439,408	$166,148
Weighted-average interest rate	0.31%	0.11%	0.28%	0.09%
Long-term:
Amount	$51,211	$36,293	$116,657	$81,723
Weighted-average interest rate	1.92%	1.25%	2.01%	1.29%
Total paid off:
Amount	$203,299	$82,953	$556,065	$247,871
Weighted-average interest rate	0.71%	0.61%	0.64%	0.48%
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

Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt, was 15% as of September 30, 2016, compared with 18% as of December 31, 2015. The weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.28% as of September 30, 2016 from 2.41% as of December 31, 2015.
Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 33% as of September 30, 2016 and 32% as of December 31, 2015. The weighted-average maturity of our outstanding debt that is maturing within one year was 143 days as of September 30, 2016, compared with 125 days as of December 31, 2015. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 54 months as of September 30, 2016, compared with approximately 57 months as of December 31, 2015.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $479.0 billion in 2016. As of September 30, 2016, our aggregate indebtedness totaled $353.6 billion, which was $125.4 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 21 displays information on our outstanding short-term and long-term debt based on its original contractual terms.
Table 21: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	September 30, 2016			December 31, 2015
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$35	—%	—	$62	—%

Short-term debt:
Debt of Fannie Mae	—	$51,442	0.44%	—	$71,007	0.26%
Debt of consolidated trusts	—	612	0.46	—	943	0.19
Total short-term debt		$52,054	0.44%		$71,950	0.26%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2016 - 2030	$153,481	2.23%	2016 - 2030	$154,057	2.49%
Medium-term notes(3)	2016 - 2026	83,661	1.39	2016 - 2025	96,997	1.53
Other(4)	2017 - 2038	13,557	6.58	2016 - 2038	27,772	4.88
Total senior fixed		250,699	2.19		278,826	2.39
Senior floating:
Medium-term notes(3)	2016 - 2019	28,715	0.59	2016 - 2019	20,791	0.27
Connecticut Avenue Securities(5)	2023 - 2029	15,636	4.59	2023 - 2028	10,764	3.84
Other(6)	2020 - 2037	419	6.65	2020 - 2037	368	10.46
Total senior floating		44,770	2.01		31,923	1.58
Subordinated debentures	2019	4,537	9.93	2019	4,227	9.93
Secured borrowings(7)	2021 - 2022	120	1.42	2021 - 2022	152	1.47
Total long-term debt of Fannie Mae		300,126	2.28		315,128	2.41
Debt of consolidated trusts	2016 - 2054	2,880,933	2.53	2016 - 2054	2,810,593	2.94
Total long-term debt		$3,181,059	2.51%		$3,125,721	2.88%
Outstanding callable debt of Fannie Mae(8)		$80,622	1.81%		$96,199	1.92%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $2.0 billion and $3.2 billion as of September 30, 2016 and December 31, 2015, respectively.

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
Table 22: Cash and Other Investments Portfolio

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Cash and cash equivalents	$26,559	$14,674
Federal funds sold and securities purchased under agreements to resell or similar arrangements	18,350	27,350
U.S. Treasury securities	31,277	29,485
Total cash and other investments	$76,186	$71,509
Credit Ratings
As of September 30, 2016, our credit ratings have not changed since we filed our 2015 Form 10-K. For additional information on our credit ratings, see “MD&A—Liquidity and Capital Management—Credit Ratings” in our 2015 Form 10-K.
Cash Flows
Nine Months Ended September 30, 2016. Cash and cash equivalents increased by $11.9 billion from $14.7 billion as of December 31, 2015 to $26.6 billion as of September 30, 2016. The increase was primarily driven by cash inflows from (1) the sale of Fannie Mae MBS to third parties, (2) proceeds from repayments and sales of loans of Fannie Mae and (3) proceeds from the sale and liquidation of mortgage-related securities.
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
Partially offsetting these cash outflows were cash inflows from (1) proceeds from repayments and sales of loans of Fannie Mae, (2) the sale of Fannie Mae MBS to third parties, (3) the sale of our acquired property and (4) proceeds from the sale and liquidation of mortgage-related securities.
Capital Management
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. The deficit of our core capital over statutory minimum capital was $138.9 billion as of September 30, 2016 and $139.7 billion as of December 31, 2015. For more information on our minimum capital requirements, see “Note 14, Regulatory Capital Requirements” in our 2015 Form 10-K.
Capital Activity
The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis. Our third quarter 2016 dividend of $2.9 billion was declared by FHFA and subsequently paid by us on September 30, 2016. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the fourth quarter of 2016 of $3.0 billion by December 31, 2016.

The terms of our senior preferred stock provide for dividends to accrue at a rate equal to our net worth less a capital reserve amount, which continues to decrease annually. The capital reserve amount is $1.2 billion for dividend periods in 2016, and will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018.
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2016. The current aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of September 30, 2016 and have not received funds from Treasury under the agreement since the first quarter of 2012, we will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement if we have a net worth deficit in future periods. As of the date of this filing, the amount of remaining available funding under the senior preferred stock purchase agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement.
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

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $25.1 billion as of September 30, 2016 and $27.5 billion as of December 31, 2015.
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
Mortgage Credit Book of Business
Table 23 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 92% of our mortgage credit book of business as of September 30, 2016 and 93% of our mortgage credit book of business as of December 31, 2015.
Table 23: Composition of Mortgage Credit Book of Business

	As of
	September 30, 2016			December 31, 2015
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,812,206	$221,859	$3,034,065	$2,817,251	$198,342	$3,015,593
Unconsolidated Fannie Mae MBS, held by third parties(2)	8,429	1,204	9,633	9,818	1,226	11,044
Other credit guarantees(3)	2,305	13,164	15,469	2,652	13,852	16,504
Guaranty book of business	$2,822,940	$236,227	$3,059,167	$2,829,721	$213,420	$3,043,141
Agency mortgage-related securities(4)	2,669	—	2,669	5,973	7	5,980
Other mortgage-related securities(5)	5,901	3,958	9,859	10,365	6,469	16,834
Mortgage credit book of business	$2,831,510	$240,185	$3,071,695	$2,846,059	$219,896	$3,065,955
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,775,839	$234,818	$3,010,657	$2,778,254	$211,975	$2,990,229
Government Guaranty Book of Business(7)	$47,101	$1,409	$48,510	$51,467	$1,445	$52,912
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
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified U.S. Department of Housing and Urban Development and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. In February 2016, we paid $217 million to the funds based on our new business purchases in 2015. Our new business purchases were $444.5 billion in the first nine months of 2016. Accordingly, we recognized an expense of $187 million related to this obligation for the first nine months of 2016. We expect to pay this amount, plus additional amounts to be accrued based on our new business purchases in the last three months of 2016, to the funds in February 2017. See “Business—Our Charter and Regulation of Our Activities—The GSE Act—Affordable Housing Allocations” in our 2015 Form 10-K for more information regarding this obligation.

In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of September 30, 2016 and December 31, 2015. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
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
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter, our proprietary automated underwriting system which measures credit risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. We periodically update Desktop Underwriter to reflect changes to both our underwriting and eligibility guidelines and our Selling Guide, which sets forth our policies and procedures related to selling single-family mortgages to us.
We initiated underwriting and eligibility changes that became effective for deliveries in late 2008 and 2009 and that focused on strengthening our underwriting and eligibility standards to promote sustainable homeownership. The result of many of these changes is reflected in the substantially improved risk profile of our single-family loan acquisitions since 2009.
In 2016, we continued to implement a number of changes to Desktop Underwriter designed to help originate mortgages with increased certainty, efficiency and lower costs, including making new verification tools available to lenders. As part of our most recent update in September 2016, we incorporated trended credit data into Desktop Underwriter. Trended credit data refers to additional historical information on a borrower’s use of revolving credit accounts, including the balance, scheduled payments and actual payments made on these accounts. Incorporating trended credit data is expected to improve the accuracy of Desktop Underwriter’s credit risk assessment and benefit borrowers who regularly pay down their revolving debt. The September 2016 update to Desktop Underwriter also added the ability to underwrite loans where the borrower does not have a credit score, automating what was previously a manual process for lenders.
We also began offering third-party validation of borrower income data through Desktop Underwriter in October 2016, and plan to expand this validation service to borrower asset and employment data in December 2016. We also plan to update Desktop Underwriter and our Selling Guide in December 2016 to offer a property inspection waiver for certain refinance transactions that meet specified eligibility criteria, including a requirement that a prior appraisal for the subject property associated with one of the borrowers for the refinance must already be in Fannie Mae’s Uniform Collateral Data Portal®. The majority of our loan acquisitions will continue to require an appraisal to establish market value.

Table 24 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business by acquisition period. For additional information on HARP and other Refi Plus loans, see “Credit Profile Summary—HARP and Refi Plus Loans.”
Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period

	As of September 30, 2016
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio>100%(3)	Serious Delinquency Rate(4)
2009-2016 acquisitions, excluding HARP and other Refi Plus loans	71%	58%	* %	0.23%
HARP loans(5)	9	76	10	1.10
Other Refi Plus loans(6)	7	45	*	0.39
2005-2008 acquisitions	9	72	13	6.31
2004 and prior acquisitions	4	43	1	2.77
Total single-family conventional guaranty book of business	100%	59%	2%	1.24%
__________

*	Represents less than 0.5%

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of September 30, 2016.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of the end of the period divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of the end of the period divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of September 30, 2016.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the September 30, 2016 serious delinquency rates of loans acquired in 2005 through 2008.

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
We derive an eligibility defect rate from our random reviews, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use the eligibility defect rate to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process. As of September 30, 2016, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions made during the twelve months ended January 2016 was 0.61%. We continue to work with lenders to reduce the number of defects.
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief under our representation and warranty framework described below. We collectively refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests. The unpaid principal balance of single-family loans that are subject to a repurchase request has declined significantly since we strengthened our underwriting standards in late 2008 and 2009, implemented changes to our quality control process in 2013 and implemented our representation and warranty framework described below. As of September 30, 2016, we had issued repurchase requests on approximately 0.18% of the $464 billion of unpaid principal balance of single-family loans delivered to us during the twelve months ended February 2016.
Our total outstanding repurchase requests as of September 30, 2016 were $257 million, compared with $696 million as of December 31, 2015. The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which may be substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. Amounts relating to repurchase requests originating from missing documentation or loan files where a full file review could not be completed are excluded from the total requests outstanding until we receive the missing documentation or loan files and a full underwriting review is completed. If we are unable to resolve our repurchase requests, either through collection or additional remedies, we will not recover the losses we have recognized on the associated loans.
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
We have continued to revise and clarify lenders’ representation and warranty obligations to us. For example, in October 2016, we announced the following expansion of the representation and warranty relief we offer to lenders:

•
Borrower data: When lenders use our data validation service available through Desktop Underwriter, we will provide relief from repurchase obligations relating to borrower data that has been validated by Desktop Underwriter.

•
Appraised property value: We will offer lenders relief from repurchase obligations with respect to appraised property value for one-unit single-family loans we acquire through Desktop Underwriter if the appraisal provided in connection with the loan received a qualifying Collateral Underwriter risk score. Collateral Underwriter is an appraisal review tool we made available to lenders at no cost beginning in January 2015.

•
Property inspection waiver: For lenders that exercise the property inspection waiver option available on certain eligible refinance transactions and pay the related fee, we will waive representations and warranties with respect to property value, condition and marketability.

We implemented representation and warranty relief for borrower income data in October 2016. We plan to implement representation and warranty relief with respect to borrower asset and employment data and appraised property value, as well as property inspection waivers, in December 2016.
We believe the changes we have made to lenders’ representation and warranty obligations, as well as to our quality control process as described above, have significantly reduced uncertainty surrounding lenders’ repurchase risk relating to loans they deliver to us. We continue to work with FHFA to identify opportunities to provide lenders with more certainty and transparency regarding selling representation and warranty obligations.
As of September 30, 2016, approximately 45% of the outstanding loans in our single-family conventional guaranty book of business were acquired under the representation and warranty framework we implemented in 2013, compared with 38% as of December 31, 2015. Table 25 below displays information regarding the relief status of single-family conventional loans, based on payment history or the satisfactory conclusion of a quality control review, delivered to us under the representation and warranty framework we implemented in 2013.

Table 25: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2016

	As of September 30, 2016
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$170,066	1,204,052	$324,268	1,641,368	$494,334	2,845,420
Remain eligible for relief	25,995	171,070	962,560	4,599,258	988,555	4,770,328
Are not eligible for relief	4,122	27,115	11,131	59,847	15,253	86,962
Total outstanding loans acquired since January 1, 2013	$200,183	1,402,237	$1,297,959	6,300,473	$1,498,142	7,702,710
As of September 30, 2016, approximately 37% of loans acquired under the representation and warranty framework had obtained relief, compared with 19% as of December 31, 2015. The increase in the percentage of loans that have obtained repurchase relief in the first nine months of 2016 was driven by the large number of non-Refi Plus single-family loans purchased in the first nine months of 2013 that have now received representation and warranty relief by meeting the 36-month timely payment history requirement. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans acquired beginning in 2013 that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus of our quality control reviews to shortly after the time the loans are delivered to us. We also retain the right to review any defaulted loans that were not previously reviewed and have not obtained relief, in addition to retaining the right to review all loans for any violations of life of loan representations and warranties.
Transfer of Mortgage Credit Risk
Credit Risk-Sharing Transactions
Our Single-Family business has developed risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. The goal of these transactions is, to the extent economically sensible, to transfer a portion of the existing mortgage credit risk on a portion of recently acquired loans in our single-family guaranty book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. In exchange for taking on a portion of the mortgage credit risk on these loans, we pay investors a premium that effectively reduces the guaranty fee income we earn on the loans. Our primary method of achieving this objective has been through CAS and CIRT transactions. As of September 30, 2016, $594.0 billion in outstanding unpaid principal balance of our single-family loans, or approximately 21% of the loans in our single-family conventional guaranty book of business measured by unpaid principal balance were included in a reference pool for a CAS or CIRT transaction. We have also executed other types of risk-sharing transactions in addition to our CAS and CIRT transactions. During the first nine months of 2016, we transferred a significant portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $250 billion at the time of the transactions.
We generally include approximately half of our recent single-family acquisitions in credit risk transfer transactions, as we only target certain types of loan categories for credit risk transfer transactions. Loan categories we have targeted for credit risk transfer transactions generally consist of fixed-rate 30-year single-family conventional loans that meet certain credit performance characteristics, are non-Refi Plus and have LTV ratios between 60% and 97%. These targeted loan categories constituted over half of our loan acquisitions for the twelve months ended October 2015, and over 95% of the loans in these categories that we acquired in the twelve months ended October 2015 were included in a subsequent credit risk transfer transaction. Loans are included in reference pools for credit risk transfer transactions on a lagged basis; typically, about six months to one year after we initially acquire the loans. The portion of our single-family loan acquisitions we include in credit risk transfer transactions can vary from period to period based on market conditions and other factors.
In a CAS transaction, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans. We create a reference pool consisting of recently acquired single-family mortgage loans included in our guaranty book of business. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (that is, first loss, mezzanine and senior) and issue CAS debt related to the first loss and mezzanine risk positions. CAS debt is generally issued with a stated final maturity date of either 10 or 12.5 years from issuance, after which the CAS debt provides no further credit protection with respect to the remaining loans in the reference pool underlying that CAS transaction.
Credit losses on the loans in the reference pool for a CAS transaction are first applied to reduce the outstanding principal balance of the first loss tranche. If credit losses on these loans exceed the outstanding principal balance of the first loss tranche, losses would then be applied to reduce the outstanding principal balance of the mezzanine loss tranche. Because we retain the senior loss tranche in CAS transactions, we would absorb any losses that exceed the outstanding principal balance of both the first loss and mezzanine loss tranches. The credit protection that is provided by the first loss and mezzanine loss tranches is expected to absorb all of the losses we estimate would be incurred on these loans in a stressed credit environment, such as a severe or prolonged economic downturn. Our initial CAS transactions sold only a portion of the mezzanine loss tranche to investors. We began to sell a portion of the first loss tranche to investors in 2016. Table 26 below identifies the loss positions we have transferred to investors in CAS and CIRT transactions.
Beginning in 2016, we recognize CAS debt we issue to investors at amortized cost as “Debt of Fannie Mae” in our condensed consolidated balance sheets. CAS debt we issued prior to 2016 is recognized at fair value as “Debt of Fannie Mae” in our condensed consolidated balance sheets. The principal balance of CAS debt decreases as a result of credit losses on loans in the related reference pool. These write downs of the principal balance reduce the total amount of payments we are obligated to make to investors on the CAS debt. We have recognized minimal credit losses on the loans in reference pools underlying CAS issuances to date primarily because the loans were acquired in recent years, after we implemented improvements in our credit underwriting practices, and because recent macroeconomic factors such as unemployment rates and home prices have been favorable.
CIRT deals are insurance transactions whereby we obtain actual loss coverage on pools of loans either directly from an insurance provider that retains the risk, or from an insurance provider that simultaneously cedes all of its risk to one or more reinsurers. CIRT deals are structured so that we retain an aggregate amount of initial losses on the loans in the pool, typically 0.5% of the pool unpaid principal balance at the effective date of the coverage, before the insurance layer, typically 2.5% of the pool unpaid principal balance at the effective date of the coverage, attaches. We currently retain the risk of any remaining losses above the insurance layer. The insurance layer typically provides coverage for losses on the pool that are likely to occur only in a stressed economic environment. Insurance benefits are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to the loss. CIRT transactions completed to date have been written for ten-year terms. A portion of the insurers’ or reinsurers’ obligations is collateralized with highly-rated liquid assets held in a trust account. The required amount of collateral is initially determined according to the ratings of such insurer or reinsurer. There are contractual provisions that require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade. We make premium payments on CIRT deals that we recognize in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income.

Table 26 displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family CAS and CIRT transactions.
Table 26: Credit Risk Transferred Pursuant to CAS and CIRT Transactions

	At Issuance						As of September 30, 2016
	Retained by Fannie Mae			Credit Risk Transferred to Third Parties(1)
	First Loss Position	Mezzanine Loss Position	Senior Loss Position	First Loss Position	Mezzanine Loss Position	Total Initial Reference Pool(2)	Total Outstanding Reference Pool(1)(2)
	(Dollars in millions)
CAS issuances:
First nine months of 2016	$1,331	$271	$176,694	$509	$5,157	$183,962	$173,309
2015	1,058	312	181,282	—	5,921	188,573	140,127
2014	845	355	215,175	—	5,849	222,224	171,075
2013	80	47	25,954	—	675	26,756	19,494
Total CAS issuances	$3,314	$985	$599,105	$509	$17,602	$621,515	$504,005
CIRT transactions:
First nine months of 2016	$310		$60,196		$1,551	$62,057	$55,816
2015	202		39,104		1,008	40,314	30,429
2014	32		6,195		192	6,419	3,745
Total CIRT transactions	$544		$105,495		$2,751	$108,790	$89,990
Total CAS and CIRT transactions						$730,305	$593,995
Total outstanding reference pool as a percentage of single-family conventional guaranty book of business							21.4%
__________

(1)	Includes $18.0 billion outstanding for the loss tranches transferred to third parties as of September 30, 2016.

(2)	For CIRT transactions, “reference pool” reflects a pool of covered loans.
In October 2016, we announced a new pilot front-end CIRT transaction. In contrast to our previous CIRT transactions, in which we obtained credit risk transfer insurance coverage on single-family loans we had previously acquired, in this front-end CIRT structure, the insurance coverage is committed prior to our acquisition of the covered loans and therefore is effective as soon as the loans are acquired. This pilot transaction will shift a portion of the credit risk on pools of single-family loans to a group of affiliates of our mortgage insurer counterparties. We plan to continue to offer our traditional CIRT transactions that cover existing single-family loans in our portfolio.
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
Although we have designed our CAS and CIRT transactions to mitigate some of our potential future credit losses, they are not designed to shield us from all losses because, as shown in Table 26 above, we retain a portion of the risk of future credit losses on loans covered by CAS and CIRT transactions, including all or at least half of the first loss positions and all of the senior loss positions. We have structured the transactions this way because we believe the cost of transferring most of the first loss and the senior loss positions generally exceeds the benefit we would receive from such transfers. In addition, the credit risk transfer market is relatively new, and it is uncertain if there will be adequate demand for these products over the long term to meet our goals for these transactions.
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

Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)				Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Original LTV ratio:(5)
<= 60%	21%	17%	19%	18%	21%	21%
60.01% to 70%	14	13	14	14	14	14
70.01% to 80%	38	40	39	40	38	38
80.01% to 90%(6)	12	13	12	12	11	11
90.01% to 100%(6)	15	16	16	15	12	12
100.01% to 125%(6)	*	1	*	1	3	3
Greater than 125%(6)	*	*	*	*	1	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	74%	76%	74%	75%	75%	75%
Average loan amount	$232,225	$217,604	$228,183	$220,840	$162,015	$160,741
Estimated mark-to-market LTV ratio:(7)
<= 60%					49%	46%
60.01% to 70%					19	19
70.01% to 80%					17	17
80.01% to 90%					9	10
90.01% to 100%					4	5
100.01% to 125%					2	2
Greater than 125%					*	1
Total					100%	100%
Weighted-average					59%	62%
Product type:
Fixed-rate:(8)
Long-term	81%	81%	81%	81%	77%	76%
Intermediate-term	17	16	17	17	17	17
Interest-only	—	—	—	—	*	*
Total fixed-rate	98	97	98	98	94	93
Adjustable-rate:
Interest-only	—	—	—	—	1	2
Other ARMs	2	3	2	2	5	5
Total adjustable-rate	2	3	2	2	6	7
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	98%	97%	97%	97%
2-4 units	2	3	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	90%	90%	90%	91%	91%
Condo/Co-op	9	10	10	10	9	9
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)				Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Occupancy type:
Primary residence	91%	88%	90%	88%	88%	88%
Second/vacation home	4	4	4	4	4	4
Investor	5	8	6	8	8	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620(9)	* %	1%	* %	1%	2%	2%
620 to < 660	4	5	4	4	5	5
660 to < 700	11	12	12	12	12	12
700 to < 740	20	21	21	20	20	20
>= 740	65	61	63	63	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	752	747	749	749	745	744
Loan purpose:
Purchase	47%	54%	47%	44%	35%	33%
Cash-out refinance	18	18	18	18	20	20
Other refinance	35	28	35	38	45	47
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(10)
Midwest	15%	15%	14%	14%	15%	15%
Northeast	14	15	14	14	18	19
Southeast	21	21	21	20	22	22
Southwest	19	20	20	20	17	16
West	31	29	31	32	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
<= 2007					12%	13%
2008					1	2
2009					4	5
2010					6	7
2011					7	8
2012					18	21
2013					16	18
2014					9	11
2015					14	15
2016					13	—
Total					100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 6% of our single-family conventional guaranty book of business as of September 30, 2016 and 5% as of December 31, 2015. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—Jumbo Conforming and High-Balance Loans” in our 2015 Form 10-K for information on our loan limits.

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

(9)	Loans acquired after 2009 with FICO credit scores at origination below 620 consist primarily of the refinance of existing loans under our Refi Plus initiative.

(10)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary
Overview
Our acquisitions in the first nine months of 2016 continued to have a strong credit profile with a weighted average original LTV ratio of 74% and a weighted average FICO credit score at origination of 749. The credit profile of our future acquisitions will depend on many factors, including: our future guaranty fee pricing and any impact of that pricing on the volume and mix of loans we acquire; our future eligibility standards and those of mortgage insurers, FHA and VA; the percentage of loan originations representing refinancings; changes in interest rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; government policy; market and competitive conditions; and the volume and characteristics of HARP and high LTV refinance loans we acquire in the future. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions. We discuss our efforts to increase access to mortgage credit for creditworthy borrowers in “Executive Summary—Single-Family Guaranty Book of Business—Providing Access to Credit Opportunities for Creditworthy Borrowers.”
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
The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Since 2012, we have acquired HARP loans with LTV ratios greater than 125% for fixed-rate loans of eligible borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of September 30, 2016, HARP loans, which constituted 9% of our single-family book of business, had a weighted average FICO credit score at origination of 727 compared with 745 for loans in our single-family book of business overall.

Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the newly acquired loans essentially replaces the credit risk on the loans that we already held prior to the refinancing. These loans have higher risk profiles and higher serious delinquency rates than the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate). HARP loans constituted approximately 1% of our total single-family acquisitions in the first nine months of 2016, compared with approximately 2% of total single-family acquisitions in the first nine months of 2015. We expect the volume of refinancings under HARP to continue to remain a small percentage of our acquisitions between now and the program’s expiration, due to the small population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of September 30, 2016 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 24: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period.”
In August 2016, FHFA directed us and Freddie Mac to implement a new high LTV refinance offering aimed at borrowers who are making their mortgage payments on time but whose LTV ratio exceeds the maximum allowed for our standard refinance products. Unlike HARP, the new high LTV refinance offering will not be limited to mortgage loans made prior to June 2009; however, existing Refi Plus (including HARP) mortgage loans will not be eligible for the offering. As with HARP, borrowers eligible for the offering generally will not be subject to a minimum credit score and there generally will be no maximum debt-to-income ratio or maximum LTV ratio. Borrower eligibility requirements will include being current on their mortgage payments and not having any 30-day delinquencies within the past six months and no more than one 30-day delinquency in the past twelve months. This new high LTV refinance offering is scheduled to be available beginning in October 2017. To ensure that high LTV borrowers who are eligible for HARP will not be without a refinance option while the new refinance offering is being implemented, FHFA also directed us and Freddie Mac to extend the HARP sunset date from December 31, 2016 to September 30, 2017. We have also extended the end date of our Refi Plus initiative to September 30, 2017.
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
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $90.8 billion as of September 30, 2016, represented approximately 3% of our single-family conventional guaranty book of business. Because we discontinued the purchase of newly originated Alt-A loans in 2009, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time.
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
FHFA’s 2016 conservatorship scorecard includes objectives relating to reducing the number of our severely aged delinquent loans, including through nonperforming loan sales. During the first nine months of 2016, we sold approximately 20,300 nonperforming loans with an aggregate unpaid principal balance of $3.8 billion. As of September 30, 2016, we had sold a total of approximately 30,700 nonperforming loans with an aggregate unpaid principal balance of $5.9 billion. We plan to complete additional nonperforming loan sales in the future.
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
Table 28: Delinquency Status and Activity of Single-Family Conventional Loans

	As of
	September 30, 2016	December 31, 2015	September 30, 2015
Delinquency status:
30 to 59 days delinquent	1.45%	1.46%	1.48%
60 to 89 days delinquent	0.39	0.41	0.40
Seriously delinquent (“SDQ”)	1.24	1.55	1.59
Percentage of SDQ loans that have been delinquent for more than 180 days	64%	67%	69%
Percentage of SDQ loans that have been delinquent for more than two years	25	30	32

	For the Nine Months Ended September 30,
	2016	2015
Single-family SDQ loans (number of loans):
Beginning balance	267,174	329,590
Additions	183,395	197,263
Removals:
Modifications and other loan workouts	(60,985)	(73,044)
Liquidations and sales	(89,236)	(88,673)
Cured or less than 90 days delinquent	(88,863)	(89,588)
Total removals	(239,084)	(251,305)
Ending balance	211,485	275,548
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010 and is expected to continue to decrease. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance and our acquisition of loans with stronger credit profiles since the beginning of 2009. Loans we acquired since 2009 comprised 87% of our single-family guaranty book of business and had a serious delinquency rate of 0.33% as of September 30, 2016. In recent periods, nonperforming loan sales have also contributed to the decrease in our serious delinquency rate.
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
Certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Our 2005 to 2008 loan vintages represented approximately 45% of the loans added to our seriously delinquent loan population during the first nine months of 2016, and 53% of total seriously delinquent loans as of September 30, 2016. In addition, loans in certain states such as Florida, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.

Table 29 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.
Table 29: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis

	As of
	September 30, 2016			December 31, 2015			September 30, 2015
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	20%	6%	0.49%	20%	5%	0.58%	20%	5%	0.60%
Florida	6	11	2.05	6	12	2.86	6	13	3.11
New Jersey	4	9	3.47	4	10	4.87	4	10	5.01
New York	5	10	2.77	5	11	3.55	5	11	3.67
All other states	65	64	1.11	65	62	1.34	65	61	1.37
Product type:
Alt-A	3	16	5.27	4	17	6.53	4	18	6.75
Vintages:
2004 and prior	4	26	2.75	5	26	3.06	6	27	3.08
2005-2008	9	53	6.49	10	57	7.60	11	58	7.64
2009-2016	87	21	0.33	85	17	0.36	83	15	0.34
Estimated mark-to-market LTV ratio:
<= 60%	49	32	0.69	46	27	0.78	47	28	0.80
60.01% to 70%	19	15	1.13	19	14	1.28	19	14	1.30
70.01% to 80%	17	16	1.40	17	15	1.59	17	15	1.70
80.01% to 90%	9	13	2.26	10	14	2.67	9	14	2.84
90.01% to 100%	4	9	3.61	5	11	4.05	5	10	4.67
Greater than 100%	2	15	10.56	3	19	10.76	3	19	10.71
Credit enhancement:
Credit enhanced(2)	18	28	2.19	18	27	2.65	18	27	2.76
Non-credit enhanced	82	72	1.06	82	73	1.34	82	73	1.38
__________

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
Refers to loans included in an agreement used to reduce credit risk by requiring mortgage insurance, collateral, letters of credit, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss. Excludes loans in reference pools for CAS transactions unless such loans are also covered by mortgage insurance.

See “Table 11: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” for information on concentrations of our single-family credit losses in recent periods based on geography, credit characteristics and loan vintages.

Loan Workout Metrics
Table 30 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of September 30, 2016, there were approximately 29,300 loans in a trial modification period. For a description of our loan workout types, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” in our 2015 Form 10-K.
Table 30: Statistics on Single-Family Loan Workouts

	For the Nine Months Ended September 30,
	2016		2015
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention solutions:
Modifications	$10,553	62,979	$12,560	75,113
Repayment plans and forbearances completed(1)	631	4,491	667	4,795
Total home retention solutions	11,184	67,470	13,227	79,908
Foreclosure alternatives:
Short sales	1,777	8,577	2,396	11,593
Deeds-in-lieu of foreclosure	702	4,631	895	5,723
Total foreclosure alternatives	2,479	13,208	3,291	17,316
Total loan workouts	$13,663	80,678	$16,518	97,224
Loan workouts as a percentage of single-family guaranty book of business	0.65%	0.63%	0.78%	0.75%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of home retention solutions completed in the first nine months of 2016 decreased compared with the first nine months of 2015, primarily due to a decline in the number of delinquent loans in the first nine months of 2016, compared with the first nine months of 2015.
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
Our loan modifications can include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these rate reset modifications are performing loans that were modified under HAMP® and have fixed interest rates for an initial five-year period followed by annual interest rate increases, of up to one percent per year, until the mortgage rate reaches the prevailing market rate at the time of modification. The outstanding unpaid principal balance of rate reset modifications in our guaranty book of business was $67.8 billion as of September 30, 2016. During the first nine months of 2016, approximately 55% of these modified loans experienced an interest rate reset to a weighted average interest rate of 3.73%. In anticipation of potential financial hardship related to interest rate increases, we have directed servicers to evaluate rate reset modifications for a re-modification if the loan is at imminent risk of default and the borrower requests a loan modification or if the loan becomes 60 days delinquent within the first 12 months after an interest rate adjustment. Additionally, for borrowers with HAMP modifications we extended “pay for performance” incentives, in the form of principal curtailment, to encourage borrowers to stay current on their mortgages after the initial interest rate reset and to reduce their monthly payments in cases where the borrower chooses to re-amortize their unpaid principal balance following receipt of the incentive. In May 2015, FHFA announced the extension of the ending date for HAMP to December 31, 2016. See “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Credit Profile Summary—Mortgage Products with Rate Resets” in our 2015 Form 10-K for additional information on the timing of these initial interest rate resets.

As directed by FHFA, in April 2016, we announced a new principal reduction modification program. This program is a targeted effort to assist seriously delinquent borrowers with negative equity in their homes avoid foreclosure and help improve the stability of communities that have not yet recovered from the housing crisis. The program offers principal reduction to borrowers who, as of March 1, 2016, met the specific requirements set forth in the program, including the following: the borrower was at least 90 days delinquent, had a loan with an unpaid principal balance of $250,000 or less, and was an owner-occupant. In addition, at the time of evaluation, the loan must have a post-modification mark-to-market LTV ratio of more than 115%. The amount of principal reduction we will provide to a borrower who meets the requirements of the program is the lesser of: (1) the amount that would create a post-modification mark-to-market LTV ratio of 115%; or (2) 30% of the gross post-modified unpaid principal balance of the loan. We estimate that approximately 22,000 loans in our single-family guaranty book of business as of March 31, 2016 were eligible for the principal reduction modification program. We expect trial modifications under this program to continue through the first quarter of 2017, converting to permanent modifications between now and the second quarter of 2017.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 31 displays our foreclosure activity by region. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 31: Single-Family Foreclosed Properties

	For the Nine Months
	Ended September 30,
	2016	2015
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	57,253	87,063
Acquisitions by geographic area:(2)
Midwest	9,865	13,302
Northeast	9,897	11,854
Southeast	13,805	23,990
Southwest	5,418	6,478
West	3,788	6,262
Total properties acquired through foreclosure(1)	42,773	61,886
Dispositions of REO	(58,053)	(87,991)
End of period inventory of single-family foreclosed properties (REO)(1)	41,973	60,958
Carrying value of single-family foreclosed properties (dollars in millions)	$4,833	$7,245
Single-family foreclosure rate(3)	0.33%	0.48%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 10 to “Table 27: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The continued decrease in the number of our seriously delinquent single-family loans resulted in a reduction in the number of REO acquisitions in the first nine months of 2016 compared with the first nine months of 2015.
In some cases, we engage in third party sales at foreclosure, which allow us to avoid maintenance and other REO expenses we would have incurred had we acquired the property.
We continue to manage our REO inventory to appropriately control costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. As of September 30, 2016, approximately 38% of our REO properties were unable to be marketed, 26% of our REO properties were available for sale, 18% of our REO properties were pending sale settlement and 18% of our REO properties were pending appraisals and being prepared to be listed for sale.
Multifamily Mortgage Credit Risk Management
The credit risk profile of our multifamily mortgage credit book of business is influenced by the structure of the financing, the type and location of the property, the condition and value of the property, the financial strength of the borrower, market and sub-market trends and growth, and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our multifamily credit-related income and credit losses in “Business Segment Results—Multifamily Business Results.”
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which consists of large financial institutions and independent mortgage lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are underwritten by a Fannie Mae-approved lender and may be subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Loans delivered to us by DUS lenders and their affiliates represented 97% of our multifamily guaranty book of business as of September 30, 2016 and December 31, 2015.
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
As of September 30, 2016, 93% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing. Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of September 30, 2016. These risk-sharing agreements not only transfer credit risk, but also better align our interests with those of the lenders.
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
Table 32 displays original LTV ratio and DSCR metrics for our multifamily guaranty book of business.
Table 32: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	September 30, 2016	December 31, 2015	September 30, 2015
Weighted average original LTV ratio	67%	66%	66%
Original LTV ratio greater than 80%	2	3	3
Original DSCR less than or equal to 1.10	13	11	10
The percentage of our book of business with an original DSCR less than or equal to 1.10 has increased to 13% as of September 30, 2016, driven by an increase in business volume funded with adjustable-rate mortgages and with fixed-rate mortgages with different loan structures, which are underwritten at higher interest rates than the actual rates on those loans.

Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term to maturity, interest rate structure, borrower concentration and loan size, as well as credit enhancement coverage, are important factors that influence credit performance and help reduce our credit risk.
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of September 30, 2016 and December 31, 2015. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.07% as of September 30, 2016 and December 31, 2015. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.
REO Management
The number of multifamily foreclosed properties held for sale increased from 12 properties with a carrying value of $91 million as of December 31, 2015 to 24 properties with a carrying value of $134 million as of September 30, 2016. Despite the increase in the number of properties, we expect the level of foreclosure activity to remain low as the national multifamily sector continues to exhibit stability.
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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 40% of our single-family guaranty book of business as of September 30, 2016, compared with approximately 44% as of December 31, 2015. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 17% of our single-family guaranty book of business as of September 30, 2016 and December 31, 2015.
Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 46% of our multifamily guaranty book of business as of September 30, 2016, compared with approximately 45% as of December 31, 2015. Wells Fargo Bank, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business as of September 30, 2016 and December 31, 2015.
A large portion of our single-family guaranty book is serviced by non-depository servicers. As of September 30, 2016, 18% of our total single-family guaranty book of business, including 57% of our delinquent single-family loans, was serviced by our five largest non-depository servicers, compared with 19% of our total single-family guaranty book of business, including 60% of our delinquent single-family loans, as of December 31, 2015. Compared with depository financial institutions, non-depository servicers pose additional risks to us because non-depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers. See “Risk Factors” in our 2015 Form 10-K for a discussion of the risks of our reliance on servicers.
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 28% of our single-family business acquisition volume in the first nine months of 2016, compared with approximately 29% in the first nine months of 2015. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 13% of our single-family business acquisition volume in the first nine months of 2016 and 2015. We acquire a portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting eligibility breach.
Repurchase Requests
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations, which may have an adverse effect on our results of operations and financial condition. See “Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards” for additional information regarding repurchase requests and the balance of our outstanding repurchase requests as of September 30, 2016.
Credit Guarantors
We use various types of credit guarantors to manage our mortgage credit risk, including mortgage insurers, financial guarantors, reinsurers and multifamily lenders with risk sharing.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 33 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties, excluding insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of September 30, 2016 and December 31, 2015. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments the counterparties are currently deferring based on the direction of their state regulators, referred to as their deferred payment obligation. As of September 30, 2016 and December 31, 2015, approximately 1% of our total risk in force mortgage insurance coverage was pool insurance. In addition, approximately 1% and 2% of our total insurance in force mortgage insurance coverage was pool insurance as of September 30, 2016 and December 31, 2015.

Table 33: Mortgage Insurance Coverage

	Risk in Force(1)		Insurance in Force(2)
	As of		As of		Deferred
	September 30,	December 31,	September 30,	December 31,	Payment
	2016	2015	2016	2015	Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
United Guaranty Residential Insurance Co.	$27,601	$27,396	$106,022	$105,627
Radian Guaranty, Inc.	25,654	25,191	99,710	98,274
Mortgage Guaranty Insurance Corp.	24,485	23,850	94,517	92,026
Genworth Mortgage Insurance Corp.	18,165	16,700	71,321	65,735
Essent Guaranty, Inc.	10,468	8,787	41,984	35,673
Arch Mortgage Insurance Co.	5,192	3,697	20,556	14,822
National Mortgage Insurance Corp.	3,852	1,989	19,141	11,997
Others	269	233	1,641	1,409
Total approved	115,686	107,843	454,892	425,563
Not approved:(5)
PMI Mortgage Insurance Co.(6)	4,059	4,805	16,232	19,212	28.5% (7)
Republic Mortgage Insurance Co.(6)	3,318	3,921	12,914	15,450	—
Triad Guaranty Insurance Corp.(6)	1,170	1,348	4,217	4,864	25.0%
Others	12	14	37	44
Total not approved	8,559	10,088	33,400	39,570
Total	$124,245	$117,931	$488,292	$465,133
Total as a percentage of single-family guaranty book of business	4%	4%	17%	16%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in the state of domicile as of September 30, 2016.

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
In August 2016, Arch Capital Group Ltd., the ultimate parent company of Arch Mortgage Insurance Co., announced that it had entered into an agreement to acquire United Guaranty Corporation and AIG United Guaranty Insurance (Asia) Limited from their current owner, American International Group, Inc. United Guaranty Corporation is the ultimate parent company of United Guaranty Residential Insurance Co. The acquisition is subject to regulatory approvals and other closing conditions. In addition, the continued approval of United Guaranty Residential Insurance Co. and its subsidiary United Guaranty Mortgage Indemnity Company as our mortgage insurer counterparties following the acquisition is subject to our review.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. The amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $1.5 billion as of September 30, 2016 and $2.3 billion as of December 31, 2015.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.0 billion recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2016 and $1.2 billion as of December 31, 2015 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $135 million as of September 30, 2016 and $241 million as of December 31, 2015 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $658 million as of September 30, 2016 and $770 million as of December 31, 2015. The valuation allowance reduces our claim receivable to the amount considered probable of collection as of September 30, 2016 and December 31, 2015.
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $2.0 billion as of September 30, 2016 and $3.2 billion as of December 31, 2015. See “Note 15, Concentrations of Credit Risk” in our 2015 Form 10-K for a further discussion of our exposure to financial guarantors.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $12.0 billion as of September 30, 2016 and $16.7 billion as of December 31, 2015.
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
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $52.2 billion as of September 30, 2016, compared with $46.2 billion as of December 31,

2015. As of September 30, 2016, 42% of our maximum potential loss recovery on multifamily loans was from four DUS lenders, compared with 40% as of December 31, 2015.
As noted above in “Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of September 30, 2016 and December 31, 2015, 35% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. During the month of September 2016, approximately $4.8 billion, or 10%, of our total deposits for single-family payments and approximately $1.0 billion, or 39%, of our total deposits for multifamily payments received and held by these institutions was in excess of the deposit insurance protection limit. These amounts can vary as they are calculated based on individual payments of mortgage borrowers, which requires us to estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
A total of $48.2 billion in deposits for single-family payments were received and held by 256 institutions during the month of September 2016 and a total of $31.5 billion in deposits for single-family payments were received and held by 263 institutions during the month of December 2015. Of these total deposits, 90% as of September 30, 2016, were held by institutions rated as investment grade by S&P Global Ratings (“S&P”), “Aaa” by Moody’s Investors Services (“Moody’s”) and “AAA” by Fitch Ratings Limited (“Fitch”), compared with 92% as of December 31, 2015. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 79% of these deposits as of September 30, 2016, compared with 83% as of December 31, 2015.
During the month of September 2016, a total of $2.6 billion in deposits for multifamily payments were received and held by 28 institutions and $3.4 billion in deposits for multifamily payments were received and held by 28 institutions during the month of December 2015. Of these total deposits, 97% as of September 30, 2016, were held by institutions rated as investment grade by S&P, Moody’s and Fitch, compared with 98% as of December 31, 2015. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 88% of these deposits as of September 30, 2016, compared with 95% as of December 31, 2015.
Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, securities purchased under agreements to resell or similar arrangements and U.S. Treasury securities. Our cash and other investment counterparties are primarily financial institutions, including clearing organizations, and the Federal Reserve Bank. As of September 30, 2016 and December 31, 2015, we held $2.0 billion in short-term unsecured deposits with two financial institutions that had a short-term credit rating of A-1 from S&P (or its equivalent), based on the lowest credit rating issued by S&P, Moody’s and Fitch, and no other unsecured positions other than U.S. Treasury securities. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
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
Our institutional credit risk exposure to derivatives clearing organizations and certain of their members may continue to increase in the future if cleared derivative contracts comprise a larger percentage of our derivative instruments. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists.
The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure was $27 million as of September 30, 2016 and $31 million as of December 31, 2015. The majority of our total exposure as of each date consisted of mortgage insurance contracts accounted for as derivatives.
As of September 30, 2016 and December 31, 2015, we had sixteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with all of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 9% as of September 30, 2016 and 7% as of December 31, 2015.
See “Note 9, Derivative Instruments” and “Note 14, Netting Arrangements” for additional information on our derivative contracts as of September 30, 2016 and December 31, 2015.
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
Table 34 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. Table 34 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended September 30, 2016 and 2015.

The sensitivity measures displayed in Table 34, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of positive or negative 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.
Table 34: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	September 30, 2016(2)	December 31, 2015(2)
	(Dollars in billions)
Rate level shock:
-100 basis points	$(0.2)	$0.4
-50 basis points	0.0	0.1
+50 basis points	0.0	(0.1)
+100 basis points	(0.1)	(0.4)
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	0.0	0.0

	For the Three Months Ended September 30, 2016(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.3	$0.0	$0.0
Minimum	(0.3)	0.0	0.0
Maximum	0.9	0.1	0.1
Standard deviation	0.3	0.0	0.0

	For the Three Months Ended September 30, 2015(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.2)	$0.0	$0.0
Minimum	(0.8)	0.0	0.0
Maximum	0.7	0.1	0.1
Standard deviation	0.3	0.0	0.0
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, the convexity exposure was the primary driver of the market value sensitivity as of September 30, 2016. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.

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
Table 35: Derivative Impact on Interest Rate Risk (50 Basis Points)(1)

	As of
	September 30, 2016	December 31, 2015
	(Dollars in billions)
Before derivatives	$(1.5)	$(1.5)
After derivatives	0.0	(0.1)
Effect of derivatives	1.5	1.4
__________

(1)	Measured on the last day of each period presented.
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

•	Our expectation that we will pay Treasury a senior preferred stock dividend of $3.0 billion for the fourth quarter of 2016 by December 31, 2016;

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

•
Our expectation that incorporating trended credit data into Desktop Underwriter will improve the accuracy of Desktop Underwriter’s credit risk assessment and benefit borrowers who regularly pay down their revolving debt;

•	Our plan to expand our third-party validation service to borrower asset and employment data in December 2016;

•	Our plan to update Desktop Underwriter and our Selling Guide in December 2016 to offer a property inspection waiver for certain refinance transactions that meet specified eligibility criteria;

•	Our expectation that a majority of our loan acquisitions will continue to require an appraisal to establish market value;

•	Our plan to implement representation and warranty relief with respect to borrower asset and employment data and appraised property value, as well as property inspection waivers, in December 2016;

•
Our expectation that recent and future planned enhancements to Desktop Underwriter will help our lender customers originate mortgages with increased certainty, efficiency and lower costs, and also help increase access to credit for creditworthy borrowers;

•	The expectation that nearly 364,000 new multifamily units will be completed this year;

•	Our belief that the increase in the supply of new multifamily units will result in an increase in the national multifamily vacancy rate and a slowdown in rent growth next year;

•	Our expectation that significant uncertainty regarding the future of our company and the housing finance system will continue;

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

•
Our forecast that total originations in the U.S. single-family mortgage market in 2016 will increase from 2015 levels by approximately 6% from an estimated $1.73 trillion in 2015 to $1.83 trillion in 2016;

•	Our forecast that the amount of originations in the U.S. single family mortgage market that are refinancings will increase from an estimated $808 billion in 2015 to $820 billion in 2016;

•	Our expectation that the rate of home price appreciation in 2016 will be slightly higher than the rate in 2015;

•	Our expectation of significant regional variation in the timing and rate of home price growth;

•	Our expectation that our credit losses will be lower in 2016 than our 2015 credit losses;

•	Our expectation that our loss reserves will decline further;

•
Our expectation that we will pay $187 million that we accrued in the first nine months of 2016, plus additional amounts to be accrued based on our new business purchases in the last three months of 2016, to specified HUD and Treasury funds in February 2017;

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

•
Our expectation that the credit protection provided by the first loss and mezzanine loss tranches in CAS transactions would absorb all of the losses that would be incurred on these loans in a stressed credit environment, such as a severe or prolonged economic downturn;

•	Our expectation that the typical insurance layer in a CIRT transaction provides coverage for losses on the pool that are likely to occur only in a stressed economic environment;

•	Our plan to continue to offer our traditional CIRT transactions that cover existing single-family loans in our portfolio;

•	FHFA’s expectation that single-family credit risk transfers will continue to be an ongoing conservatorship requirement;

•
Our expectation that our acquisition of Alt-A mortgage loans will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•
Our expectation that the serious delinquency rates for single-family loans acquired in more recent years will be higher after the loans have aged, but will not approach the levels of the September 30, 2016 serious delinquency rates of loans acquired in 2005 through 2008;

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

•
Our expectation that the volume of refinancings under HARP will continue to remain a small percentage of our acquisitions between now and the program’s expiration, due to the small population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing;

•
Our expectation that our institutional credit risk exposure to derivatives clearing organizations and certain of their members may continue to increase in the future if cleared derivative contracts comprise a larger percentage of our derivative instruments;

•	Our assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments;

•
Our expectation that, as a result of our various loss mitigation and foreclosure prevention efforts, a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose;

•	Our plan to complete additional nonperforming loan sales in the future;

•	Our expectation that our single-family serious delinquency rate will continue to decrease;

•
Our expectation that trial modifications under the new principal reduction modification program will continue through the first quarter of 2017, converting to permanent modifications between now and the second quarter of 2017;

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

Item 1.  Financial Statements
FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$26,559	$14,674
Restricted cash (includes $37,856 and $25,865, respectively, related to consolidated trusts)	42,926	30,879
Federal funds sold and securities purchased under agreements to resell or similar arrangements	18,350	27,350
Investments in securities:
Trading, at fair value (includes $1,191 and $135, respectively, pledged as collateral)	40,547	39,908
Available-for-sale, at fair value (includes $110 and $285, respectively, related to consolidated trusts)	9,865	20,230
Total investments in securities	50,412	60,138
Mortgage loans:
Loans held for sale, at lower of cost or fair value	3,405	5,361
Loans held for investment, at amortized cost:
Of Fannie Mae	216,958	233,054
Of consolidated trusts	2,851,304	2,809,180
Total loans held for investment (includes $12,914 and $14,075, respectively, at fair value)	3,068,262	3,042,234
Allowance for loan losses	(22,706)	(27,951)
Total loans held for investment, net of allowance	3,045,556	3,014,283
Total mortgage loans	3,048,961	3,019,644
Deferred tax assets, net	35,101	37,187
Accrued interest receivable (includes $7,032 and $6,974, respectively, related to consolidated trusts)	7,728	7,726
Acquired property, net	5,041	6,766
Other assets	20,864	17,553
Total assets	$3,255,942	$3,221,917
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,199 and $8,194, respectively, related to consolidated trusts)	$9,512	$9,794
Debt:
Of Fannie Mae (includes $10,460 and $11,133, respectively, at fair value)	351,568	386,135
Of consolidated trusts (includes $35,453 and $23,609, respectively, at fair value)	2,881,545	2,811,536
Other liabilities (includes $392 and $448, respectively, related to consolidated trusts)	9,141	10,393
Total liabilities	3,251,766	3,217,858
Commitments and contingencies (Note 16)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,082,750 shares outstanding	687	687
Accumulated deficit	(126,312)	(126,942)
Accumulated other comprehensive income	923	1,407
Treasury stock, at cost, 150,679,953 shares	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	4,176	4,030
Noncontrolling interest	—	29
Total equity (See Note 1: Impact of U.S. Government Support for information on our dividend obligation to Treasury)	4,176	4,059
Total liabilities and equity	$3,255,942	$3,221,917

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Interest income:
Trading securities	$140	$99	$388	$330
Available-for-sale securities	134	261	507	931
Mortgage loans (includes $23,254 and $24,537, respectively, for the three months ended and $71,746 and $73,426, respectively, for the nine months ended related to consolidated trusts)	25,611	26,980	78,828	80,706
Other	66	37	160	104
Total interest income	25,951	27,377	79,883	82,071
Interest expense:
Short-term debt	56	37	164	99
Long-term debt (includes $18,814 and $19,891, respectively, for the three months ended and $58,993 and $59,934, respectively, for the nine months ended related to consolidated trusts)	20,460	21,752	64,229	65,640
Total interest expense	20,516	21,789	64,393	65,739
Net interest income	5,435	5,588	15,490	16,332
Benefit for credit losses	673	1,550	3,458	1,050
Net interest income after benefit for credit losses	6,108	7,138	18,948	17,382
Investment gains, net	467	299	934	1,155
Fair value losses, net	(491)	(2,589)	(4,971)	(1,902)
Fee and other income	175	259	552	1,123
Non-interest income (loss)	151	(2,031)	(3,485)	376
Administrative expenses:
Salaries and employee benefits	322	317	1,017	999
Professional services	237	219	684	741
Occupancy expenses	45	43	136	129
Other administrative expenses	57	373	190	495
Total administrative expenses	661	952	2,027	2,364
Foreclosed property expense	110	497	507	1,152
Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) fees	465	413	1,358	1,192
Other expenses, net	300	215	818	412
Total expenses	1,536	2,077	4,710	5,120
Income before federal income taxes	4,723	3,030	10,753	12,638
Provision for federal income taxes	(1,527)	(1,070)	(3,475)	(4,150)
Net income	3,196	1,960	7,278	8,488
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(205)	(177)	(478)	(548)
Other	(2)	430	(6)	428
Total other comprehensive income (loss)	(207)	253	(484)	(120)
Total comprehensive income attributable to Fannie Mae	$2,989	$2,213	$6,794	$8,368
Net income attributable to Fannie Mae	$3,196	$1,960	$7,278	$8,488
Dividends distributed or available for distribution to senior preferred stockholder (Note 10)	(2,977)	(2,202)	(6,765)	(8,357)
Net income (loss) attributable to common stockholders (Note 10)	$219	$(242)	$513	$131
Earnings (loss) per share:
Basic	$0.04	$(0.04)	$0.09	$0.02
Diluted	0.04	(0.04)	0.09	0.02
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,762	5,893	5,893

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(4,749)	$(6,375)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	1,282	633
Proceeds from sales of trading securities held for investment	1,405	1,028
Proceeds from maturities and paydowns of available-for-sale securities	2,355	3,477
Proceeds from sales of available-for-sale securities	10,481	6,919
Purchases of loans held for investment	(168,729)	(146,577)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	18,413	19,145
Proceeds from sales of loans acquired as held for investment of Fannie Mae	3,209	2,315
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	395,561	376,169
Net change in restricted cash	(12,047)	2,261
Advances to lenders	(96,797)	(92,345)
Proceeds from disposition of acquired property and preforeclosure sales	12,478	16,306
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	9,000	4,350
Other, net	(305)	103
Net cash provided by investing activities	176,306	193,784
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	736,239	337,748
Payments to redeem debt of Fannie Mae	(772,380)	(381,487)
Proceeds from issuance of debt of consolidated trusts	290,146	259,254
Payments to redeem debt of consolidated trusts	(406,968)	(397,025)
Payments of cash dividends on senior preferred stock to Treasury	(6,647)	(8,075)
Other, net	(62)	68
Net cash used in financing activities	(159,672)	(189,517)
Net increase (decrease) in cash and cash equivalents	11,885	(2,108)
Cash and cash equivalents at beginning of period	14,674	22,023
Cash and cash equivalents at end of period	$26,559	$19,915
Cash paid during the period for:
Interest	$78,281	$78,584
Income taxes	1,141	470

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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2016. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of September 30, 2016. As of September 30, 2016, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
Based on the terms of the senior preferred stock, we paid Treasury a dividend of $2.9 billion on September 30, 2016 based on our net worth of $4.1 billion as of June 30, 2016 less the applicable capital reserve amount of $1.2 billion. We expect to pay Treasury an additional dividend of $3.0 billion by December 31, 2016 based on our net worth of $4.2 billion as of September 30, 2016 less the applicable capital reserve amount of $1.2 billion. The capital reserve amount was $1.8 billion for

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

dividend periods in 2015. The capital reserve amount will continue to be reduced by $600 million each year until it reaches zero on January 1, 2018.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ condensed consolidated financial statements. Results for the nine months ended September 30, 2016 may not necessarily be indicative of the results for the year ending December 31, 2016. The unaudited interim condensed consolidated financial statements as of and for the nine months ended September 30, 2016 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), filed with the SEC on February 19, 2016.
Regulatory Capital
FHFA stated that, during conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $138.9 billion as of September 30, 2016 and $139.7 billion as of December 31, 2015.
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
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of September 30, 2016, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties. In 2013, Fannie Mae and Freddie Mac established Common Securitization Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $14 million and $18 million for the three months ended September 30, 2016 and 2015, respectively, and $45 million and $50 million for the nine months ended September 30, 2016 and 2015, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the three and nine months ended September 30, 2016, we made tax payments of $531 million and $1.1 billion, respectively, to the Internal Revenue Service (“IRS”), a bureau of Treasury. We made tax payments of $100 million and $470 million during the three and nine months ended September 30, 2015. We received no refund from the IRS during the nine months ended September 30, 2016. We received a refund of $277 million from the IRS during the nine months ended September 30, 2015 for income tax adjustments related to tax years 2004 through 2010.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through different programs, including a new issue bond (“NIB”) program. As of September 30, 2016, under the NIB program, Fannie Mae and Freddie Mac had $6.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs, which

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, we do not have a potential risk of loss under the NIB program.
The fee revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our condensed consolidated statements of operations and comprehensive income. We recognized $465 million and $413 million in TCCA fees during the three months ended September 30, 2016 and 2015, respectively, and $1.4 billion and $1.2 billion for the nine months ended September 30, 2016 and 2015, respectively, of which $465 million had not been remitted to Treasury as of September 30, 2016.
We incurred expenses in connection with certain funding obligations under the GSE Act, a portion of which is attributable to Treasury’s Capital Magnet and HOPE Funds. These expenses, recognized in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $40 million and $56 million in other expenses in connection with Treasury’s Capital Magnet and HOPE Funds for the three months ended September 30, 2016 and 2015, respectively, and $96 million and $168 million for the nine months ended September 30, 2016 and 2015, respectively, of which $96 million resulting from 2016 purchases had not been remitted as of September 30, 2016.
In addition to the transactions with Treasury mentioned above, we also purchase and sell Treasury securities in the normal course of business. As of September 30, 2016 and December 31, 2015, we held Treasury securities with a fair value of $31.3 billion and $29.5 billion, respectively, and accrued interest receivable of $28 million and $15 million, respectively. We recognized interest income on these securities held by us of $40 million and $8 million for the three months ended September 30, 2016 and 2015, respectively, and $105 million and $17 million for the nine months ended September 30, 2016 and 2015, respectively.
Transactions with Freddie Mac
As of September 30, 2016 and December 31, 2015, we held Freddie Mac mortgage-related securities with a fair value of $1.4 billion and $5.6 billion, respectively, and accrued interest receivable of $5 million and $22 million, respectively. We recognized interest income on these securities held by us of $19 million and $55 million for the three months ended September 30, 2016 and 2015, respectively, and $100 million and $174 million for the nine months ended September 30, 2016 and 2015, respectively. In addition, Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated.
Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our condensed consolidated statements of operations and comprehensive income, of $28 million for the three months ended September 30, 2016 and 2015, and $84 million for the nine months ended September 30, 2016 and 2015.
Transactions with CSS
In connection with our jointly owned company with Freddie Mac, we contributed $23 million and $17 million for the three months ended September 30, 2016 and 2015, respectively, and $88 million and $47 million for the nine months ended September 30, 2016 and 2015, respectively, of capital into CSS. No other transactions outside of normal business activities have occurred between us and CSS during the nine months ended September 30, 2016 and 2015.
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
Debt
We issue debt in the form of credit risk transfer notes under the Connecticut Avenue Securities (“CAS”) program where repayment of the debt is linked to a reference portfolio of mortgage loans. We account for CAS debt issued in 2016 at amortized cost. As credit events occur and the principal balance of the CAS debt is legally reduced, we recognize an extinguishment gain. We elected the fair value option on CAS debt that was issued prior to 2016.
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
In June 2016, FASB issued guidance that changes the impairment model for most financial assets and certain other instruments. For loans, held-to-maturity debt securities and other financial assets recorded at amortized cost, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. The guidance is effective on January 1, 2020 with early adoption permitted on January 1, 2019. We will recognize the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and the timing of our adoption.
In August 2016, FASB issued guidance regarding classification of certain items within the statement of cash flows in order to reduce diversity in practice with respect to cash flow classifications. The guidance is effective for us on January 1, 2018 and will be applied retrospectively for each period presented. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
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
We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. Examples of certain events that may change whether or not we consolidate the VIE include a change in the design of the entity or a change in our ownership in the entity such that we no longer hold substantially all of the certificates issued by a multi-class securitization trust. As of

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

September 30, 2016, we consolidated certain VIEs that were not consolidated as of December 31, 2015. As a result of consolidating these entities, which had combined total assets of $154 million in unpaid principal balance as of September 30, 2016, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value. As of September 30, 2016, we also deconsolidated certain VIEs that were consolidated as of December 31, 2015. As a result of deconsolidating these entities, which had combined total assets of $5.3 billion in unpaid principal balance as of December 31, 2015, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage-backed trusts.

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$4,793	$4,704
Non-Fannie Mae	4,336	5,596
Total trading securities	9,129	10,300
Available-for-sale securities:
Fannie Mae	2,601	3,936
Non-Fannie Mae	6,106	14,644
Total available-for-sale securities	8,707	18,580
Other assets	67	100
Other liabilities	(450)	(827)
Net carrying amount	$17,453	$28,153
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was approximately $24 billion and $34 billion as of September 30, 2016 and December 31, 2015, respectively. The total assets of our unconsolidated mortgage-backed trusts were approximately $170 billion and $220 billion as of September 30, 2016 and December 31, 2015, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities, was $123 million and the related carrying value was $92 million as of September 30, 2016. As of December 31, 2015, the maximum exposure to loss was $12 million and the related carrying value was a deficit of $24 million. The total assets of these limited partnership investments were $4.0 billion and $4.9 billion as of September 30, 2016 and December 31, 2015, respectively.
The unpaid principal balance of our multifamily loan portfolio was $221.9 billion as of September 30, 2016. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the three months ended September 30, 2016 and 2015, the unpaid principal balance of portfolio securitizations was $76.1 billion and $55.4 billion, respectively. For the nine months ended September 30, 2016 and 2015, the unpaid principal balance of portfolio securitizations was $188.7 billion and $166.3 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of September 30, 2016, the unpaid principal balance of retained interests was $4.5 billion and its related fair value was $6.0 billion. The unpaid principal balance of retained interests was $5.5 billion and its related fair value was $6.8 billion as of December 31, 2015. For the three months ended September 30, 2016 and 2015, the principal and interest received on retained interests was $284 million and $273 million, respectively. For the nine months ended September 30, 2016 and 2015, the principal and interest received on retained interests was $907 million and $919 million, respectively.
Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.4 billion and $1.6 billion as of September 30, 2016 and December 31, 2015, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either held for investment (“HFI”) or held for sale (“HFS”). We report the carrying value of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income. We define the recorded investment of HFI loans as unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable.
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
The following table displays the carrying value of our mortgage loans.

	As of
	September 30, 2016			December 31, 2015
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$221,384	$2,586,398	$2,807,782	$238,237	$2,574,174	$2,812,411
Multifamily	10,678	211,182	221,860	13,099	185,243	198,342
Total unpaid principal balance of mortgage loans	232,062	2,797,580	3,029,642	251,336	2,759,417	3,010,753
Cost basis and fair value adjustments, net	(11,707)	53,732	42,025	(12,939)	49,781	36,842
Allowance for loan losses for loans held for investment	(21,858)	(848)	(22,706)	(26,510)	(1,441)	(27,951)
Total mortgage loans	$198,497	$2,850,464	$3,048,961	$211,887	$2,807,757	$3,019,644

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

During the three and nine months ended September 30, 2016, we redesignated loans with a carrying value of $652 million and $2.3 billion, respectively, from HFI to HFS. During the three and nine months ended September 30, 2015, we redesignated loans with a carrying value of $1.3 billion and $5.9 billion, respectively, from HFI to HFS. We sold loans with an unpaid principal balance of $1.6 billion and $4.2 billion during the three and nine months ended September 30, 2016, respectively. We sold loans with an unpaid principal balance of $1.9 billion and $2.5 billion during the three and nine months ended September 30, 2015, respectively.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $19.5 billion and $25.6 billion as of September 30, 2016 and December 31, 2015, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.
Nonaccrual Loans
We discontinue accruing interest on loans when we believe collectibility of principal or interest is not reasonably assured, which for a single-family loan we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. Interest previously accrued but not collected is reversed through interest income at the date a loan is placed on nonaccrual status. We return a non-modified single-family loan to accrual status at the point that the borrower brings the loan current. We return a modified single-family loan to accrual status at the point that the borrower successfully makes all required payments during the trial period (generally three to four months) and the modification is made permanent. We place a multifamily loan on nonaccrual status when the loan becomes three months or more past due according to its contractual terms or is deemed to be individually impaired, unless the loan is well secured such that collectibility of principal and accrued interest is reasonably assured. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan or we otherwise determine that the loan is well secured such that collectibility is reasonably assured.
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of September 30, 2016
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,741	$7,505	$21,501	$58,747	$2,625,085	$2,683,832	$24	$32,806
Government(2)	54	23	264	341	37,698	38,039	264	—
Alt-A	3,706	1,131	4,607	9,444	76,207	85,651	2	6,386
Other	1,401	450	1,654	3,505	27,778	31,283	6	2,337
Total single-family	34,902	9,109	28,026	72,037	2,766,768	2,838,805	296	41,529
Multifamily(3)	25	N/A	163	188	223,917	224,105	—	498
Total	$34,927	$9,109	$28,189	$72,225	$2,990,685	$3,062,910	$296	$42,027

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

	As of
	September 30, 2016(1)			December 31, 2015(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,313,365	$58,287	$20,442	$2,228,533	$59,000	$21,274
Greater than 80% and less than or equal to 90%	233,787	10,291	3,966	250,373	12,588	4,936
Greater than 90% and less than or equal to 100%	98,865	7,156	2,818	122,939	9,345	3,861
Greater than 100% and less than or equal to 110%	18,071	4,405	1,805	27,875	6,231	2,596
Greater than 110% and less than or equal to 120%	9,071	2,436	1,012	14,625	3,730	1,592
Greater than 120% and less than or equal to 125%	2,721	791	307	4,520	1,260	545
Greater than 125%	7,952	2,285	933	13,328	3,947	1,606
Total	$2,683,832	$85,651	$31,283	$2,662,193	$96,101	$36,410
__________

(1)
Excludes $38.0 billion and $40.8 billion as of September 30, 2016 and December 31, 2015, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of
	September 30,	December 31,
	2016	2015
	(Dollars in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$219,613	$194,132
Special mention	1,851	3,202
Substandard	2,637	2,833
Doubtful	4	7
Total	$224,105	$200,174
_________

(1)
Pass (loan is current and adequately protected by the current financial strength and debt service capacity of the borrower); special mention (loan with signs of potential weakness); substandard (loan with a well-defined weakness that jeopardizes the timely full repayment); and doubtful (loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values).

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

	As of
	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$107,455	$102,148	$14,034	$116,477	$110,502	$16,745
Government	302	306	58	322	327	59
Alt-A	29,294	26,763	5,204	31,888	29,103	6,217
Other	11,627	11,010	1,989	12,893	12,179	2,416
Total single-family	148,678	140,227	21,285	161,580	152,111	25,437
Multifamily	447	450	41	650	654	80
Total individually impaired loans with related allowance recorded	149,125	140,677	21,326	162,230	152,765	25,517
With no related allowance recorded:(1)
Single-family:
Primary	16,798	15,574	—	15,891	14,725	—
Government	66	62	—	58	54	—
Alt-A	3,892	3,325	—	3,721	3,169	—
Other	1,256	1,119	—	1,222	1,102	—
Total single-family	22,012	20,080	—	20,892	19,050	—
Multifamily	315	316	—	353	354	—
Total individually impaired loans with no related allowance recorded	22,327	20,396	—	21,245	19,404	—
Total individually impaired loans(2)	$171,452	$161,073	$21,326	$183,475	$172,169	$25,517

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30,
	2016			2015
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$103,523	$992	$68	$113,634	$1,090	$71
Government	310	3	—	299	3	—
Alt-A	27,115	250	10	30,041	272	14
Other	11,220	91	4	12,652	95	6
Total single-family	142,168	1,336	82	156,626	1,460	91
Multifamily	492	3	—	878	9	—
Total individually impaired loans with related allowance recorded	142,660	1,339	82	157,504	1,469	91
With no related allowance recorded:(1)
Single-family:
Primary	15,534	320	19	15,627	279	16
Government	61	1	—	53	1	—
Alt-A	3,312	81	—	3,674	64	1
Other	1,115	27	—	1,259	21	—
Total single-family	20,022	429	19	20,613	365	17
Multifamily	311	3	—	386	5	—
Total individually impaired loans with no related allowance recorded	20,333	432	19	20,999	370	17
Total individually impaired loans	$162,993	$1,771	$101	$178,503	$1,839	$108

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2016			2015
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$106,498	$3,028	$243	$115,762	$3,152	$248
Government	317	9	—	290	9	—
Alt-A	27,899	759	40	30,760	774	41
Other	11,622	276	15	13,030	282	15
Total single-family	146,336	4,072	298	159,842	4,217	304
Multifamily	555	21	—	1,053	15	—
Total individually impaired loans with related allowance recorded	146,891	4,093	298	160,895	4,232	304
With no related allowance recorded:(1)
Single-family:
Primary	15,398	915	69	15,967	779	76
Government	59	3	—	55	3	—
Alt-A	3,350	224	8	3,720	158	8
Other	1,128	79	3	1,287	56	2
Total single-family	19,935	1,221	80	21,029	996	86
Multifamily	330	9	—	463	8	—
Total individually impaired loans with no related allowance recorded	20,265	1,230	80	21,492	1,004	86
Total individually impaired loans	$167,156	$5,323	$378	$182,387	$5,236	$390
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $159.6 billion and $170.3 billion as of September 30, 2016 and December 31, 2015, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $324 million and $451 million as of September 30, 2016 and December 31, 2015, respectively.

(3)
Total single-family interest income recognized of $1.8 billion for the three months ended September 30, 2016 consists of $1.4 billion of contractual interest and $320 million of effective yield adjustments. Total single-family interest income recognized of $1.8 billion for the three months ended September 30, 2015 consists of $1.5 billion of contractual interest and $327 million of effective yield adjustments. Total single-family interest income recognized of $5.3 billion for the nine months ended September 30, 2016 consists of $4.3 billion of contractual interest and $961 million of effective yield adjustments. Total single-family interest income recognized of $5.2 billion for the nine months ended September 30, 2015 consists of $4.3 billion of contractual interest and $907 million of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended September 30, 2016 and 2015, the average term extension of a single-family modified loan was 153 months and 159 months, respectively, and the average interest rate reduction was 0.82 and 0.69

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

percentage points, respectively. During the nine months ended September 30, 2016 and 2015, the average term extension of a single-family modified loan was 157 months and 161 months, respectively, and the average interest rate reduction was 0.76 and 0.75 percentage points, respectively.
The following tables display the number of loans and recorded investment in loans restructured in a TDR.

	For the Three Months Ended September 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	13,983	$1,922	14,926	$2,021
Government	54	5	54	6
Alt-A	1,578	227	1,805	268
Other	317	57	324	57
Total single-family	15,932	2,211	17,109	2,352
Multifamily	2	5	3	10
Total TDRs	15,934	$2,216	17,112	$2,362

	For the Nine Months Ended September 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	45,987	$6,282	54,284	$7,443
Government	136	14	192	22
Alt-A	5,112	735	7,127	1,101
Other	1,078	190	1,453	265
Total single-family	52,313	7,221	63,056	8,831
Multifamily	6	50	7	16
Total TDRs	52,319	$7,271	63,063	$8,847
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	5,268	$734	6,847	$1,003
Government	31	4	31	3
Alt-A	734	116	1,052	183
Other	235	41	328	65
Total single-family	6,268	895	8,258	1,254
Multifamily	—	—	—	—
Total TDRs that subsequently defaulted	6,268	$895	8,258	$1,254

	For the Nine Months Ended September 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	15,377	$2,174	19,726	$2,870
Government	73	9	88	12
Alt-A	2,342	376	3,168	537
Other	767	130	922	186
Total single-family	18,559	2,689	23,904	3,605
Multifamily	—	—	3	6
Total TDRs that subsequently defaulted	18,559	$2,689	23,907	$3,611
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
The following tables display changes in single-family, multifamily and total allowance for loan losses.

	For the Three Months Ended September 30,
	2016			2015
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$22,736	$848	$23,584	$29,624	$1,252	$30,876
Provision (benefit) for loan losses(1)	(561)	(48)	(609)	(1,722)	330	(1,392)
Charge-offs(2)(3)	(587)	(17)	(604)	(748)	(22)	(770)
Recoveries	108	27	135	161	3	164
Transfers(4)	113	(113)	—	262	(262)	—
Other(5)	10	—	10	(13)	—	(13)
Ending balance	$21,819	$697	$22,516	$27,564	$1,301	$28,865
Multifamily allowance for loan losses:
Beginning balance	$57	$158	$215	$100	$174	$274
Provision (benefit) for loan losses(1)	(22)	(5)	(27)	(10)	8	(2)
Charge-offs(2)(3)	(2)	(2)	(4)	(5)	(2)	(7)
Recoveries	6	—	6	4	—	4
Transfers(4)	—	—	—	1	(1)	—
Other(5)	—	—	—	1	—	1
Ending balance	$39	$151	$190	$91	$179	$270
Total allowance for loan losses:
Beginning balance	$22,793	$1,006	$23,799	$29,724	$1,426	$31,150
Provision (benefit) for loan losses(1)	(583)	(53)	(636)	(1,732)	338	(1,394)
Charge-offs(2)(3)	(589)	(19)	(608)	(753)	(24)	(777)
Recoveries	114	27	141	165	3	168
Transfers(4)	113	(113)	—	263	(263)	—
Other(5)	10	—	10	(12)	—	(12)
Ending balance	$21,858	$848	$22,706	$27,655	$1,480	$29,135

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2016			2015
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$26,439	$1,270	$27,709	$32,956	$2,221	$35,177
Provision (benefit) for loan losses(1)	(2,979)	22	(2,957)	(249)	(44)	(293)
Charge-offs(2)(3)	(2,629)	(72)	(2,701)	(8,108)	(64)	(8,172)
Recoveries	339	30	369	1,032	15	1,047
Transfers(4)	553	(553)	—	877	(877)	—
Other(5)	96	—	96	1,056	50	1,106
Ending balance	$21,819	$697	$22,516	$27,564	$1,301	$28,865
Multifamily allowance for loan losses:
Beginning balance	$71	$171	$242	$161	$203	$364
Benefit for loan losses(1)	(33)	(14)	(47)	(41)	(23)	(64)
Charge-offs(2)(3)	(10)	(2)	(12)	(39)	(2)	(41)
Recoveries	7	—	7	4	—	4
Transfers(4)	4	(4)	—	1	(1)	—
Other(5)	—	—	—	5	2	7
Ending balance	$39	$151	$190	$91	$179	$270
Total allowance for loan losses:
Beginning balance	$26,510	$1,441	$27,951	$33,117	$2,424	$35,541
Provision (benefit) for loan losses(1)	(3,012)	8	(3,004)	(290)	(67)	(357)
Charge-offs(2)(3)	(2,639)	(74)	(2,713)	(8,147)	(66)	(8,213)
Recoveries	346	30	376	1,036	15	1,051
Transfers(4)	557	(557)	—	878	(878)	—
Other(5)	96	—	96	1,061	52	1,113
Ending balance	$21,858	$848	$22,706	$27,655	$1,480	$29,135
__________

(1)	Provision (benefit) for loan losses is included in “Benefit for credit losses” in our condensed consolidated statements of operations and comprehensive income.

(2)
While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(3)
Our charge-offs for 2015 include the initial charge-offs associated with our approach to adopting the charge-off provisions of Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention,” as well as charge-offs relating to a change in accounting policy for nonaccrual loans.

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

	As of
	September 30, 2016			December 31, 2015
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$21,285	$41	$21,326	$25,437	$80	$25,517
Collectively reserved loans	1,231	149	1,380	2,272	162	2,434
Total allowance for loan losses	$22,516	$190	$22,706	$27,709	$242	$27,951

Recorded investment in loans by segment:
Individually impaired loans(1)	$160,307	$766	$161,073	$171,161	$1,008	$172,169
Collectively reserved loans	2,678,498	223,339	2,901,837	2,664,377	199,166	2,863,543
Total recorded investment in loans	$2,838,805	$224,105	$3,062,910	$2,835,538	$200,174	$3,035,712
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of
	September 30, 2016	December 31, 2015
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$4,931	$4,813
Freddie Mac	808	1,314
Ginnie Mae	1,393	426
Alt-A private-label securities	313	436
Subprime private-label securities	353	644
Commercial mortgage-backed securities (“CMBS”)	1,281	2,341
Mortgage revenue bonds	191	449
Total mortgage-related securities	9,270	10,423
U.S. Treasury securities	31,277	29,485
Total trading securities	$40,547	$39,908

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
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Gross realized gains	$400	$94	$845	$907
Gross realized losses	—	9	12	66
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	2,819	1,556	10,086	6,764
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities in our retained mortgage portfolio.

	As of September 30, 2016
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,545	$187	$(20)	$2,712
Freddie Mac	534	48	—	582
Ginnie Mae	54	7	—	61
Alt-A private-label securities	883	535	(1)	1,417
Subprime private-label securities	1,437	486	(4)	1,919
CMBS	971	8	(1)	978
Mortgage revenue bonds	1,639	90	(4)	1,725
Other mortgage-related securities	449	22	—	471
Total	$8,512	$1,383	$(30)	$9,865

	As of December 31, 2015
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$4,008	$243	$(30)	$4,221
Freddie Mac	4,000	299	—	4,299
Ginnie Mae	343	48	—	391
Alt-A private-label securities	2,029	653	(4)	2,678
Subprime private-label securities	2,526	759	(4)	3,281
CMBS	1,235	20	—	1,255
Mortgage revenue bonds	2,639	99	(37)	2,701
Other mortgage-related securities	1,361	49	(6)	1,404
Total	$18,141	$2,170	$(81)	$20,230

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

	As of September 30, 2016
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(1)	$85	$(19)	$502
Alt-A private-label securities	(1)	38	—	—
Subprime private-label securities	—	—	(4)	76
CMBS	(1)	136	—	—
Mortgage revenue bonds	(3)	16	(1)	5
Total	$(6)	$275	$(24)	$583

	As of December 31, 2015
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(8)	$659	$(22)	$491
Alt-A private-label securities	(1)	26	(3)	54
Subprime private-label securities	—	12	(4)	91
Mortgage revenue bonds	(35)	631	(2)	22
Other mortgage-related securities	(6)	224	—	—
Total	$(50)	$1,552	$(31)	$658
Other-Than-Temporary Impairments
We recognized $3 million and $5 million of OTTI for the three months ended September 30, 2016 and 2015, respectively, and $34 million and $187 million of OTTI for the nine months ended September 30, 2016 and 2015, respectively, which are included in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income.
The following table displays the modeled attributes, including default rates and severities, which were used to determine as of September 30, 2016 whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of September 30, 2016
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Unpaid principal balance	$2,688	$360	$270	$548	$571
Weighted average collateral default(1)	37.4%	24.3%	17.0%	18.8%	7.4%
Weighted average collateral severities(2)	49.8	29.3	52.4	38.2	35.0
Weighted average voluntary prepayment rates(3)	2.9	9.3	7.9	8.6	13.9
Average credit enhancement(4)	12.8	3.7	0.4	2.0	1.6
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Beginning balance	$2,219	$2,557	$2,421	$5,260
Additions for the credit component on debt securities for which OTTI was not previously recognized	1	—	1	—
Additions for the credit component on debt securities for which OTTI was previously recognized	—	1	6	5
Reductions for securities no longer in portfolio at period end	(3)	(2)	(106)	(1,167)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(223)	—	(254)	(1,439)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(30)	(43)	(104)	(146)
Ending balance	$1,964	$2,513	$1,964	$2,513

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

	As of September 30, 2016
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$2,545	$2,712	$—	$—	$29	$29	$60	$66	$2,456	$2,617
Freddie Mac	534	582	1	1	65	68	95	102	373	411
Ginnie Mae	54	61	—	—	1	1	3	4	50	56
Alt-A private-label securities	883	1,417	—	—	—	—	—	—	883	1,417
Subprime private-label securities	1,437	1,919	—	—	—	—	—	—	1,437	1,919
CMBS	971	978	776	782	154	156	—	—	41	40
Mortgage revenue bonds	1,639	1,725	10	10	88	88	170	172	1,371	1,455
Other mortgage-related securities	449	471	—	—	—	1	3	3	446	467
Total	$8,512	$9,865	$787	$793	$337	$343	$331	$347	$7,057	$8,382
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

	As of
	September 30, 2016			December 31, 2015
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$13,333	$147	$8,269	$15,069	$194	$8,857
Other guaranty arrangements(3)	15,469	135	2,707	16,504	135	2,869
Total	$28,802	$282	$10,976	$31,573	$329	$11,726
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers, see “Note 13, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements and long-term standby commitments.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” in our condensed consolidated balance sheets was $433 million and $488 million as of September 30, 2016 and December 31, 2015, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Beginning balance — Acquired property	$5,928	$9,199	$7,481	$11,442
Additions	1,391	2,236	4,876	7,602
Disposals	(1,906)	(3,125)	(6,944)	(10,734)
Ending balance — Acquired property	5,413	8,310	5,413	8,310
Valuation allowance	(372)	(619)	(372)	(619)
Ending balance — Acquired property, net	$5,041	$7,691	$5,041	$7,691
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of
	September 30, 2016		December 31, 2015
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$35	—%	$62	—%

Short-term debt of Fannie Mae	$51,442	0.44%	$71,007	0.26%
Debt of consolidated trusts	612	0.46	943	0.19
Total short-term debt	$52,054	0.44%	$71,950	0.26%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of September 30, 2016 and December 31, 2015. We had no borrowings outstanding under this line of credit as of September 30, 2016.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of
	September 30, 2016			December 31, 2015
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2016 - 2030	$153,481	2.23%	2016 - 2030	$154,057	2.49%
Medium-term notes(2)	2016 - 2026	83,661	1.39	2016 - 2025	96,997	1.53
Other(3)	2017 - 2038	13,557	6.58	2016 - 2038	27,772	4.88
Total senior fixed		250,699	2.19		278,826	2.39
Senior floating:
Medium-term notes(2)	2016 - 2019	28,715	0.59	2016 - 2019	20,791	0.27
Connecticut Avenue Securities(4)	2023 - 2029	15,636	4.59	2023 - 2028	10,764	3.84
Other(5)	2020 - 2037	419	6.65	2020 - 2037	368	10.46
Total senior floating		44,770	2.01		31,923	1.58
Subordinated debentures	2019	4,537	9.93	2019	4,227	9.93
Secured borrowings(6)	2021 - 2022	120	1.42	2021 - 2022	152	1.47
Total long-term debt of Fannie Mae(7)		300,126	2.28		315,128	2.41
Debt of consolidated trusts	2016 - 2054	2,880,933	2.53	2016 - 2054	2,810,593	2.94
Total long-term debt		$3,181,059	2.51%		$3,125,721	2.88%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt and foreign exchange bonds.

(4)	Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans to the investors in these securities, a portion of which is reported at fair value.

(5)	Consists of structured debt instruments that are reported at fair value.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $2.0 billion and $3.2 billion as of September 30, 2016 and December 31, 2015, respectively.
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
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of September 30, 2016				As of December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$6,324	$19	$127,859	$(11,071)	$33,154	$267	$123,106	$(6,920)
Receive-fixed	99,254	5,218	70,551	(146)	59,796	3,436	143,209	(753)
Basis	1,764	198	15,700	(21)	1,864	141	17,100	(15)
Foreign currency	225	75	227	(82)	295	95	258	(52)
Swaptions:
Pay-fixed	6,175	36	6,850	(13)	7,050	45	14,950	(26)
Receive-fixed	1,625	7	6,600	(157)	2,000	8	13,950	(171)
Other(1)	9,371	22	—	(1)	9,196	28	—	(2)
Total gross risk management derivatives	124,738	5,575	227,787	(11,491)	113,355	4,020	312,573	(7,939)
Accrued interest receivable (payable)	—	720	—	(1,097)	—	758	—	(977)
Netting adjustment(2)	—	(6,154)	—	12,423	—	(4,024)	—	8,650
Total net risk management derivatives	$124,738	$141	$227,787	$(165)	$113,355	$754	$312,573	$(266)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$10,820	$31	$4,568	$(6)	$4,815	$9	$2,960	$(9)
Forward contracts to purchase mortgage-related securities	66,637	280	18,467	(29)	31,273	66	19,418	(57)
Forward contracts to sell mortgage-related securities	18,666	38	117,252	(502)	26,224	65	40,753	(92)
Total mortgage commitment derivatives	$96,123	$349	$140,287	$(537)	$62,312	$140	$63,131	$(158)
Derivatives at fair value	$220,861	$490	$368,074	$(702)	$175,667	$894	$375,704	$(424)
__________

(1)	Includes credit risk transfer transactions, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $6.7 billion and $4.9 billion as of September 30, 2016 and December 31, 2015, respectively. Cash collateral received was $419 million and $314 million as of September 30, 2016 and December 31, 2015, respectively.

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position was $3.3 billion and $2.4 billion as of September 30, 2016 and December 31, 2015, respectively, for which we posted collateral of $3.3 billion and $2.2 billion in the normal course of business as of September 30, 2016 and December 31, 2015, respectively. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $85 million and $257 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of September 30, 2016 and December 31, 2015, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivatives contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,386	$(4,402)	$(6,044)	$(3,120)
Receive-fixed	(1,020)	2,295	3,338	2,236
Basis	2	37	51	25
Foreign currency	(6)	(20)	(37)	(33)
Swaptions:
Pay-fixed	(3)	32	26	137
Receive-fixed	10	(102)	(126)	(181)
Other	(7)	22	153	20
Net accrual of periodic settlements	(295)	(266)	(855)	(694)
Total risk management derivatives fair value gains (losses), net	$67	$(2,404)	$(3,494)	$(1,610)
Mortgage commitment derivatives fair value losses, net	(216)	(361)	(945)	(427)
Total derivatives fair value losses, net	$(149)	$(2,765)	$(4,439)	$(2,037)
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
The following table displays the computation of basic and diluted earnings (loss) per share of common stock.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars and shares in millions, except per share amounts)
Net income attributable to Fannie Mae	$3,196	$1,960	$7,278	$8,488
Dividends distributed or available for distribution to senior preferred stockholder(1)	(2,977)	(2,202)	(6,765)	(8,357)
Net income (loss) attributable to common stockholders	$219	$(242)	$513	$131
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762	5,762
Convertible preferred stock	131	—	131	131
Weighted-average common shares outstanding—Diluted(2)	5,893	5,762	5,893	5,893
Earnings (loss) per share:
Basic	$0.04	$(0.04)	$0.09	$0.02
Diluted	0.04	(0.04)	0.09	0.02
__________

(1)
Dividends distributed or available for distribution were calculated based on our net worth as of the end of the fiscal quarters, less the applicable capital reserve amount. See “Note 1, Summary of Significant Accounting Policies” in our 2015 Form 10-K for additional information on our senior preferred stock agreement and our payment of dividends to Treasury.

(2)
Includes 4.6 billion of weighted average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2016 and 2015.

11. Segment Reporting
Our three reportable segments are: Single-Family, Multifamily and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. Under our segment reporting, the sum of the results for our three business segments does not equal our condensed consolidated statements of operations and comprehensive income as we separate the activity related to our consolidated trusts from the results generated by our three segments. Our business segment financial results include directly attributable revenues and expenses. We apply accounting methods for segment reporting purposes that differ from our condensed consolidated results. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision for federal income taxes. In addition, we allocate intracompany guaranty fee income as a charge from the Single-Family and Multifamily segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group. Therefore, we reconcile the sum of the results for our three business segments to our condensed consolidated results of operations.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2016
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total Results
	(Dollars in millions)
Net interest income (loss)	$166	$(22)	$1,049	$4,242	(2)	$5,435
Benefit for credit losses	645	28	—	—		673
Net interest income after benefit for credit losses	811	6	1,049	4,242		6,108
Guaranty fee income (expense)(3)	3,305	431	(189)	(3,524)	(4)	23	(4)
Investment gains (losses), net	—	23	2,232	(1,788)	(5)	467
Fair value gains (losses), net	—	—	(530)	39	(6)	(491)
Gains (losses) from partnership investments(7)	(17)	5	—	—		(12)
Fee and other income (expense)	89	49	69	(55)		152
Administrative expenses	(479)	(84)	(98)	—		(661)
Foreclosed property (expense) income	(114)	4	—	—		(110)
TCCA fees(3)	(465)	—	—	—		(465)
Other income (expenses), net	(382)	(10)	(44)	148		(288)
Income (loss) before federal income taxes	2,748	424	2,489	(938)		4,723
Provision for federal income taxes	(808)	(49)	(670)	—		(1,527)
Net income (loss) attributable to Fannie Mae	$1,940	$375	$1,819	$(938)		$3,196

	For the Nine Months Ended September 30, 2016
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total Results
	(Dollars in millions)
Net interest income (loss)	$485	$(62)	$3,221	$11,846	(2)	$15,490
Benefit for credit losses	3,404	54	—	—		3,458
Net interest income (loss) after benefit for credit losses	3,889	(8)	3,221	11,846		18,948
Guaranty fee income (expense)(3)	9,787	1,216	(576)	(10,349)	(4)	78	(4)
Investment gains (losses), net	(1)	37	5,735	(4,837)	(5)	934
Fair value gains (losses), net	—	—	(5,063)	92	(6)	(4,971)
Gains (losses) from partnership investments(7)	(54)	45	—	—		(9)
Fee and other income (expense)	290	156	121	(93)		474
Administrative expenses	(1,483)	(254)	(290)	—		(2,027)
Foreclosed property (expense) income	(510)	3	—	—		(507)
TCCA fees(3)	(1,358)	—	—	—		(1,358)
Other income (expenses), net	(1,046)	(21)	(103)	361		(809)
Income (loss) before federal income taxes	9,514	1,174	3,045	(2,980)		10,753
Provision for federal income taxes	(2,544)	(127)	(804)	—		(3,475)
Net income (loss) attributable to Fannie Mae	$6,970	$1,047	$2,241	$(2,980)		$7,278

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2015
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total Results
	(Dollars in millions)
Net interest income (loss)	$66	$(16)	$1,401	$4,137	(2)	$5,588
Benefit for credit losses	1,545	5	—	—		1,550
Net interest income (loss) after benefit for credit losses	1,611	(11)	1,401	4,137		7,138
Guaranty fee income (expense)(3)	3,145	367	(210)	(3,271)	(4)	31	(4)
Investment gains (losses), net	(1)	5	1,608	(1,313)	(5)	299
Fair value gains (losses), net	(4)	—	(2,697)	112	(6)	(2,589)
Gains (losses) from partnership investments(7)	(12)	7	—	—		(5)
Fee and other income (expense)	98	58	83	(11)		228
Administrative expenses	(649)	(109)	(194)	—		(952)
Foreclosed property (expense) income	(516)	19	—	—		(497)
TCCA fees(3)	(413)	—	—	—		(413)
Other income (expenses), net	(180)	5	(1)	(34)		(210)
Income (loss) before federal income taxes	3,079	341	(10)	(380)		3,030
Provision for federal income taxes	(1,040)	(17)	(13)	—		(1,070)
Net income (loss) attributable to Fannie Mae	$2,039	$324	$(23)	$(380)		$1,960

	For the Nine Months Ended September 30, 2015
	Business Segments
	Single-Family	Multifamily	Capital Markets	Reconciling Items(1)		Total Results
	(Dollars in millions)
Net interest income (loss)	$93	$(73)	$4,516	$11,796	(2)	$16,332
Benefit for credit losses	967	83	—	—		1,050
Net interest income after benefit for credit losses	1,060	10	4,516	11,796		17,382
Guaranty fee income (expense)(3)	9,277	1,064	(658)	(9,584)	(4)	99	(4)
Investment gains (losses), net	(2)	29	4,679	(3,551)	(5)	1,155
Fair value gains (losses), net	(8)	—	(2,112)	218	(6)	(1,902)
Gains (losses) from partnership investments(7)	(27)	262	—	—		235
Fee and other income (expense)	571	193	288	(28)		1,024
Administrative expenses	(1,591)	(280)	(493)	—		(2,364)
Foreclosed property (expense) income	(1,183)	31	—	—		(1,152)
TCCA fees(3)	(1,192)	—	—	—		(1,192)
Other income (expenses), net	(669)	(8)	(12)	42		(647)
Income (loss) before federal income taxes	6,236	1,301	6,208	(1,107)		12,638
Provision for federal income taxes	(2,040)	(128)	(1,982)	—		(4,150)
Net income (loss) attributable to Fannie Mae	$4,196	$1,173	$4,226	$(1,107)		$8,488
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

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are in the Capital Markets group’s mortgage portfolio.

(7)	Gains (losses) from partnership investments are included in “Other expenses, net” in our condensed consolidated statements of operations and comprehensive income.
12. Equity
The following table displays the activity in other comprehensive income (loss), net of tax, by major categories.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net income	$3,196	$1,960	$7,278	$8,488
Other comprehensive income (loss), net of tax effect:
Changes in net unrealized gains (losses) on AFS securities (net of tax of $18 and $58, respectively, for the three months ended and net of tax of $3 and $89, respectively, for the nine months ended)	33	(107)	(6)	(164)
Reclassification adjustment for OTTI recognized in net income (net of tax of $1 and $2, respectively, for the three months ended and net of tax of $12 and $66, respectively, for the nine months ended)	2	3	22	121
Reclassification adjustment for gains on AFS securities included in net income (net of tax of $129 and $32, respectively, for the three months ended and net of tax of $266 and $265, respectively, for the nine months ended)	(240)	(73)	(494)	(505)
Other(1)	(2)	430	(6)	428
Total other comprehensive income (loss)	(207)	253	(484)	(120)
Total comprehensive income	$2,989	$2,213	$6,794	$8,368
__________

(1)
For the three and nine months ended September 30, 2015, includes reclassification adjustment related to the termination of the defined benefit pension plan recognized in “Administrative expenses” and “Provision for federal income taxes” in our condensed consolidated statements of operations and comprehensive income.

The following table displays our accumulated other comprehensive income by major categories.

	As of
	September 30,	December 31,
	2016	2015
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$198	$455
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	682	903
Other, net of tax	43	49
Accumulated other comprehensive income	$923	$1,407

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The table below displays changes in accumulated other comprehensive income, net of tax.

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2016			2015			2016			2015
	AFS(1)	Other	Total	AFS(1)	Other(2)	Total	AFS(1)	Other	Total	AFS(1)	Other(2)	Total
	(Dollars in millions)
Beginning balance	$1,085	$45	$1,130	$1,750	$(390)	$1,360	$1,358	$49	$1,407	$2,121	$(388)	$1,733
Other comprehensive income (loss) before reclassifications	33	—	33	(107)	6	(101)	(6)	—	(6)	(164)	6	(158)
Amounts reclassified from other comprehensive income (loss)	(238)	(2)	(240)	(70)	424	354	(472)	(6)	(478)	(384)	422	38
Net other comprehensive income (loss)	(205)	(2)	(207)	(177)	430	253	(478)	(6)	(484)	(548)	428	(120)
Ending balance	$880	$43	$923	$1,573	$40	$1,613	$880	$43	$923	$1,573	$40	$1,613
__________

(1)
The amounts reclassified from accumulated other comprehensive income represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investments gains, net” in our condensed consolidated statements of operations and comprehensive income.

(2)
The amounts reclassified from accumulated other comprehensive income represent activity from our defined benefit pension plans, which is recorded in “Administrative expenses” and “Provision for federal income taxes” in our condensed consolidated statements of operations and comprehensive income. The defined benefit pension plans were terminated and all remaining benefits were distributed during the third quarter of 2015.

13. Concentrations of Credit Risk
Risk Characteristics of our Guaranty Book of Business
We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in our retained mortgage portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.
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

	As of
	September 30, 2016(1)			December 31, 2015(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.27%	0.34%	1.23%	1.27%	0.37%	1.59%
Percentage of single-family conventional loans(4)	1.45	0.39	1.24	1.46	0.41	1.55

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	September 30, 2016(1)		December 31, 2015(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	2%	10.56%	3%	10.76%
Geographical distribution:
California	20	0.49	20	0.58
Florida	6	2.05	6	2.86
New Jersey	4	3.47	4	4.87
New York	5	2.77	5	3.55
All other states	65	1.11	65	1.34
Product distribution:
Alt-A	3	5.27	4	6.53
Vintages:
2004 and prior	4	2.75	5	3.06
2005-2008	9	6.49	10	7.60
2009-2016	87	0.33	85	0.36
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% our total single-family conventional guaranty book of business as of September 30, 2016 and December 31, 2015.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of September 30, 2016 and December 31, 2015.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

	As of
	September 30, 2016(1)(2)		December 31, 2015(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.02%	0.07%	0.03%	0.07%

	As of
	September 30, 2016(1)		December 31, 2015(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	2%	0.11%	3%	0.40%
Less than or equal to 80%	98	0.07	97	0.06
Current DSCR less than 1.0(5)	2	1.95	2	1.51
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of September 30, 2016 and December 31, 2015, excluding loans that have been defeased.

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

Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 40% of our single-family guaranty book of business as of September 30, 2016, compared with approximately 44% as of December 31, 2015. Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 46% of our multifamily guaranty book of business as of September 30, 2016, compared with approximately 45% as of December 31, 2015.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in an increase in our credit losses and credit-related expense, and have a material adverse effect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $124.2 billion and $117.9 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2016 and December 31, 2015, respectively, which represented 4% of our single-family guaranty book of business as of September 30, 2016 and December 31, 2015. Our primary mortgage insurance coverage risk in force was $123.6 billion and $117.2 billion as of September 30, 2016 and December 31, 2015, respectively. Our pool mortgage insurance coverage risk in force was $646 million and $736 million as of September 30, 2016 and December 31, 2015, respectively. Our top four mortgage insurance companies provided 77% and 79% of our mortgage insurance coverage risk in force as of September 30, 2016 and December 31, 2015, respectively.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co., Triad Guaranty Insurance Corporation and Republic Mortgage Insurance Company are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $8.5 billion, or 7%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2016.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. As

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

of September 30, 2016 and December 31, 2015, the amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $1.5 billion and $2.3 billion, respectively.
We had outstanding receivables of $1.0 billion recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2016 and $1.2 billion as of December 31, 2015 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $135 million as of September 30, 2016 and $241 million as of December 31, 2015 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $658 million as of September 30, 2016 and $770 million as of December 31, 2015. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of September 30, 2016 and December 31, 2015.
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

	As of September 30, 2016
			Net Amount Presented in our Condensed Consolidated Balance Sheets		Amounts Not Offset in our Condensed Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$4,760	$(4,737)	$23		$—	$—	$23
Cleared risk management derivatives	1,512	(1,417)	95		—	—	95
Mortgage commitment derivatives	349	—	349		(214)	—	135
Total derivative assets	6,621	(6,154)	467	(4)	(214)	—	253
Securities purchased under agreements to resell or similar arrangements(5)	40,600	—	40,600		—	(40,600)	—
Total assets	$47,221	$(6,154)	$41,067		$(214)	$(40,600)	$253
Liabilities:
OTC risk management derivatives	$(7,739)	$7,580	$(159)		$—	$—	$(159)
Cleared risk management derivatives	(4,848)	4,843	(5)		—	5	—
Mortgage commitment derivatives	(537)	—	(537)		214	1	(322)
Total derivative liabilities	(13,124)	12,423	(701)	(4)	214	6	(481)
Securities sold under agreements to repurchase or similar arrangements	(35)	—	(35)		—	35	—
Total liabilities	$(13,159)	$12,423	$(736)		$214	$41	$(481)

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

(3)
Represents non-cash collateral received that has not been recognized and not offset in our condensed consolidated balance sheets as well as non-cash collateral posted which has been recognized but not offset in our condensed consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $1.2 billion and $197 million as of September 30, 2016 and December 31, 2015, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $40.7 billion and $38.0 billion, of which $37.4 billion and $36.2 billion could be sold or repledged as of September 30, 2016 and December 31, 2015, respectively. None of the underlying collateral was sold or repledged as of September 30, 2016 and December 31, 2015.

(4)
Excludes derivative assets of $23 million and $28 million as of September 30, 2016 and December 31, 2015, and derivative liabilities of $1 million and $2 million recognized in our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively, that are not subject to enforceable master netting arrangements.

(5)
Includes $22.3 billion and $10.6 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

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

	Fair Value Measurements as of September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$4,931	$—	$—	$4,931
Freddie Mac	—	808	—	—	808
Ginnie Mae	—	1,393	—	—	1,393
Alt-A private-label securities	—	48	265	—	313
Subprime private-label securities	—	319	34	—	353
CMBS	—	1,281	—	—	1,281
Mortgage revenue bonds	—	—	191	—	191
Non-mortgage-related securities:
U.S. Treasury securities	31,277	—	—	—	31,277
Total trading securities	31,277	8,780	490	—	40,547
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	2,712	—	—	2,712
Freddie Mac	—	580	2	—	582
Ginnie Mae	—	61	—	—	61
Alt-A private-label securities	—	1,243	174	—	1,417
Subprime private-label securities	—	1,871	48	—	1,919
CMBS	—	978	—	—	978
Mortgage revenue bonds	—	—	1,725	—	1,725
Other	—	35	436	—	471
Total available-for-sale securities	—	7,480	2,385	—	9,865
Mortgage loans	—	11,741	1,173	—	12,914
Other assets:
Risk management derivatives:
Swaps	—	6,018	212	—	6,230
Swaptions	—	43	—	—	43
Other	—	—	22	—	22
Netting adjustment	—	—	—	(6,154)	(6,154)
Mortgage commitment derivatives	—	346	3	—	349
Total other assets	—	6,407	237	(6,154)	490
Total assets at fair value	$31,277	$34,408	$4,285	$(6,154)	$63,816

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$10,041	$419	$—	$10,460
Total of Fannie Mae	—	10,041	419	—	10,460
Of consolidated trusts	—	35,151	302	—	35,453
Total long-term debt	—	45,192	721	—	45,913
Other liabilities:
Risk management derivatives:
Swaps	—	12,407	10	—	12,417
Swaptions	—	170	—	—	170
Other	—	—	1	—	1
Netting adjustment	—	—	—	(12,423)	(12,423)
Mortgage commitment derivatives	—	527	10	—	537
Total other liabilities	—	13,104	21	(12,423)	702
Total liabilities at fair value	$—	$58,296	$742	$(12,423)	$46,615

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2016
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2016(5)(6)
	Balance, June 30, 2016	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Alt-A private-label securities	$259	$17		$—	$—	$—	$—	$(11)	$—	$—	$265	$17
Subprime private-label securities	44	(9)		—	—	—	—	(1)	—	—	34	(9)
Mortgage revenue bonds	193	5		—	—	—	—	(7)	—	—	191	4
Total trading securities	$496	$13	(6)(7)	$—	$—	$—	$—	$(19)	$—	$—	$490	$12
Available-for-sale securities:
Mortgage-related:
Freddie Mac	$1	$—		$—	$—	$—	$—	$—	$—	$1	$2	$—
Alt-A private-label securities	175	1		1	—	—	—	(3)	—	—	174	—
Subprime private-label securities	173	79		(77)	—	(123)	—	(4)	—	—	48	—
Mortgage revenue bonds	2,029	35		(23)	—	(201)	—	(115)	—	—	1,725	—
Other	450	—		6	—	—	—	(20)	—	—	436	—
Total available-for-sale securities	$2,828	$115	(7)(8)	$(93)	$—	$(324)	$—	$(142)	$—	$1	$2,385	$—
Mortgage loans	$1,280	$23	(6)(7)	$—	$4	$(72)	$—	$(60)	$(17)	$15	$1,173	$6
Net derivatives	248	11	(6)	—	—	—	(1)	(43)	—	1	216	(18)
Long-term debt:
Of Fannie Mae:
Senior floating	$(410)	$(9)		$—	$—	$—	$—	$—	$—	$—	$(419)	$(9)
Of consolidated trusts	(326)	(2)		—	—	—	(16)	11	95	(64)	(302)	—
Total long-term debt	$(736)	$(11)	(6)	$—	$—	$—	$(16)	$11	$95	$(64)	$(721)	$(9)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2016
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2016(5)(6)
	Balance, December 31, 2015	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$(1)	$(24)	$25	$—	$—
Freddie Mac	—	—		—	—	—	—	—	(1)	1	—	—
Alt-A private-label securities	305	(13)		—	—	—	—	(27)	—	—	265	(13)
Subprime private-label securities	644	(43)		—	—	(187)	—	(17)	(363)	—	34	(19)
Mortgage revenue bonds	449	34		—	—	(279)	—	(13)	—	—	191	14
Total trading securities	$1,398	$(22)	(6)(7)	$—	$—	$(466)	$—	$(58)	$(388)	$26	$490	$(18)
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$(1)	$1	$—	$—
Freddie Mac	4	—		—	—	—	—	—	(3)	1	2	—
Alt-A private-label securities	1,041	13		(26)	—	(291)	—	(47)	(516)	—	174	—
Subprime private-label securities	3,281	171		(209)	—	(707)	—	(165)	(2,323)	—	48	—
Mortgage revenue bonds	2,701	115		25	—	(812)	—	(304)	—	—	1,725	—
Other	1,404	—		(20)	—	(605)	—	(59)	(284)	—	436	—
Total available-for-sale securities	$8,431	$299	(7)(8)	$(230)	$—	$(2,415)	$—	$(575)	$(3,127)	$2	$2,385	$—
Mortgage loans	$1,477	$139	(6)(7)	$—	$29	$(392)	$—	$(199)	$(101)	$220	$1,173	$24
Net derivatives	157	243	(6)	—	—	—	(8)	(176)	(2)	2	216	41
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	$(50)		$—	$—	$—	$—	$—	$—	$—	$(419)	$(50)
Of consolidated trusts	(496)	(77)		—	—	—	(70)	329	140	(128)	(302)	(9)
Total long-term debt	$(865)	$(127)	(6)	$—	$—	$—	$(70)	$329	$140	$(128)	$(721)	$(59)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2015
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2015(5)(6)
	Balance, June 30, 2015	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, September 30, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Alt-A private-label securities	$325	$(3)		$—	$—	$—	$—	$(7)	$—	$—	$315	$(3)
Subprime private-label securities	718	(5)		—	—	—	—	(17)	—	—	696	(5)
Mortgage revenue bonds	602	(19)		—	—	—	—	(4)	—	—	579	(19)
Total trading securities	$1,645	$(27)	(6)(7)	$—	$—	$—	$—	$(28)	$—	$—	$1,590	$(27)
Available-for-sale securities:
Mortgage-related:
Fannie Mae	$129	$—		$—	$—	$(122)	$—	$(8)	$—	$1	$—	$—
Freddie Mac	4	—		—	—	—	—	—	(1)	1	4	—
Alt-A private-label securities	1,654	2		(8)	—	—	—	(178)	—	24	1,494	—
Subprime private-label securities	3,837	33		(45)	—	—	—	(148)	—	—	3,677	—
Mortgage revenue bonds	3,171	4		(29)	—	(8)	—	(205)	—	—	2,933	—
Other	2,158	73		(95)	—	(644)	—	(48)	—	—	1,444	—
Total available-for-sale securities	$10,953	$112	(7)(8)	$(177)	$—	$(774)	$—	$(587)	$(1)	$26	$9,552	$—
Mortgage loans	$1,595	$9	(6)(7)	$—	$—	$—	$—	$(97)	$(77)	$70	$1,500	$(24)
Net derivatives	4	79	(6)	—	—	—	—	(32)	—	9	60	28
Long-term debt:
Of Fannie Mae:
Senior floating	$(346)	$(23)		$—	$—	$—	$—	$—	$—	$—	$(369)	$(23)
Of consolidated trusts	(493)	—		—	—	—	(64)	18	33	(65)	(571)	—
Total long-term debt	$(839)	$(23)	(6)	$—	$—	$—	$(64)	$18	$33	$(65)	$(940)	$(23)

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
__________

(1)
Gains (losses) included in other comprehensive income (loss) are included in “Changes in unrealized gains on AFS securities, net of reclassification adjustments and taxes” in our condensed consolidated statements of operations and comprehensive income.

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

	Fair Value Measurements as of September 30, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Alt-A private-label securities(2)	$38	Single Vendor	Default Rate (%)	1.8			1.8
			Prepayment Speed (%)	6.0			6.0
			Severity (%)	37.0			37.0
			Spreads (bps)	296.3			296.3
	227	Consensus	Default Rate (%)	2.0	-	4.0	3.5
			Prepayment Speed (%)	4.0	-	9.0	7.7
			Severity (%)	37.0	-	95.0	80.0
			Spreads (bps)	247.5	-	427.4	380.8
Total Alt-A private-label securities	265
Subprime private-label securities(2)	34	Consensus	Default Rate (%)	5.0			5.0
			Prepayment Speed (%)	5.0			5.0
			Severity (%)	75.0			75.0
			Spreads (bps)	608.7			608.7
Total subprime private-label securities	34
Mortgage revenue bonds	189	Discounted Cash Flow	Spreads (bps)	10.0	-	292.8	290.0
	2	Other
Total mortgage revenue bonds	191
Total trading securities	$490

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(3)	$2	Other
Alt-A private-label securities(2)	32	Single Vendor	Default Rate (%)	5.2	-	8.0	7.2
			Prepayment Speed (%)	7.9	-	8.0	8.0
			Severity (%)	53.0	-	55.0	54.4
			Spreads (bps)	275.3	-	298.5	282.3
	82	Consensus	Default Rate (%)	2.5	-	6.0	2.9
			Prepayment Speed (%)	3.0	-	8.0	3.6
			Severity (%)	60.0	-	65.0	60.6
			Spreads (bps)	232.7	-	307.8	299.1
	45	Discounted Cash Flow	Spreads (bps)	430.0	-	434.0	432.0
	15	Other
Total Alt-A private-label securities	174
Subprime private-label securities(2)	48	Other
Mortgage revenue bonds	828	Single Vendor	Spreads (bps)	(17.9)	-	371.9	38.2
	785	Discounted Cash Flow	Spreads (bps)	(17.9)	-	406.4	276.4
	112	Other
Total mortgage revenue bonds	1,725
Other	49	Consensus	Default Rate (%)	3.5			3.5
			Prepayment Speed (%)	2.5			2.5
			Severity (%)	88.0			88.0
			Spreads (bps)	247.0	-	346.9	285.0
	354	Discounted Cash Flow	Default Rate (%)	2.3			2.3
			Prepayment Speed (%)	0.5			0.5
			Severity (%)	35.0			35.0
			Spreads (bps)	190.0	-	450.0	449.1
	33	Other
Total other	436
Total available-for-sale securities	$2,385

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$545	Build-Up
	267	Consensus
	201	Other
Total single-family	1,013
Multifamily	160	Build-Up	Spreads (bps)	66.0	-	376.2	179.8
Total mortgage loans	$1,173
Net derivatives	$202	Dealer Mark
	14	Other
Total net derivatives	$216
Long-term debt:
Of Fannie Mae:
Senior floating	$(419)	Discounted Cash Flow
Of consolidated trusts(4)	(302)	Other
Total long-term debt	$(721)

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

In our condensed consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities held as of September 30, 2016 or December 31, 2015 that were measured at fair value on a nonrecurring basis. We held $475 million and $17 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015, respectively.

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

		Fair Value Measurements (Level 3) of Assets Held as of
	Valuation Techniques	September 30, 2016	December 31, 2015
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$909	$3,651
	Single Vendor	32	336
	Other	5	4
Total mortgage loans held for sale, at lower of cost or fair value		946	3,991
Single-family mortgage loans held for investment, at amortized cost	Internal Model	3,296	6,379
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	22	82
	Asset Manager Estimate	222	236
	Other	3	5
Total multifamily mortgage loans held for investment, at amortized cost		247	323
Acquired property, net:
Single-family	Accepted Offers	402	541
	Appraisals	684	1,117
	Walk Forwards	323	433
	Internal Model	458	986
	Other	64	134
Total single-family		1,931	3,211
Multifamily	Other	2	—
Other assets	Other	10	30
Total nonrecurring assets at fair value		$6,432	$13,934
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
A description of our loan valuation techniques is as follows:
Build-up: We derive the fair value of mortgage loans primarily using a build-up valuation technique. In the build-up valuation technique we start with the base value for our Fannie Mae MBS and then add or subtract the fair value of the associated guaranty asset, guaranty obligation (“GO”) and master servicing arrangement. We use observable market values of Fannie Mae MBS with similar characteristics, either on a pool or loan level, determined primarily from third party pricing services, quoted market prices in active markets for similar securities, and other observable market data as a base value. We set the GO equal to the estimated fair value we would receive if we were to issue our guaranty to an unrelated party in a stand-alone arm’s length transaction at the measurement date. We estimate the fair value of the GO using our internal valuation models, which calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions such as current mark-to-market LTV ratios, future house prices, default rates, severity rates and required rate of return. We also estimate the fair value of the GO using our current guaranty pricing and adjust that pricing, as appropriate, for the seasoning of the collateral when such transactions reflect credit characteristics of loans held in our portfolio. As a result, the fair value of our mortgage loans will change when the pricing for our credit guaranty changes in the GSE securitization market.
Our performing loans are generally classified as Level 2 of the valuation hierarchy to the extent that significant inputs are observable. To the extent that unobservable inputs are significant, the loans are classified as Level 3 of the valuation hierarchy.
Consensus: The fair value of single-family nonperforming and certain reperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the whole-loan market. Key factors that influence the price of these loans include collateral value, estimated loan cash flows and mortgage insurance. Collateral value is derived from the current estimated mark-to-market LTV ratio of the individual loan and, where appropriate, a state-level distressed property sales discount. Cash flow characteristics include attributes such as the weighted average coupon rate and loan payment history. The fair value of mortgage insurance is estimated by taking the loan level coverage and adjusting it by the expected claims paying ability of the associated mortgage insurer. The expected claims paying abilities used for estimating the fair value of mortgage insurance are consistent with our credit loss forecast. Fair value is estimated from the extrapolation of indicative sample bids obtained from multiple active market participants plus the estimated value of any applicable mortgage insurance. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of September 30, 2016, these methodologies comprised approximately 74% of our valuations, while accepted offers comprised approximately 20% of our valuations. Based on the number of properties measured as of December 31, 2015, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 18% of our valuations.
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
The Pricing and Valuation Group, along with the Credit Valuation team, are responsible for the estimation and verification of the fair value for the majority of our financial assets and financial liabilities. These groups also provide updates to the Finance Committee on relevant market information, pricing trends, significant valuation challenges and the resolution of those challenges. The Pricing and Valuation Group, along with the Credit Valuation team, reside within our Finance Division and are independent of any trading or market related activities. Fair value measurements for acquired property and collateral dependent loans are determined by other valuation groups in the Finance Division.
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
We use third-party vendor prices and dealer quotes to estimate fair value of some of our financial assets and liabilities. Third-party vendor prices are primarily used to estimate fair value for trading securities, available-for-sale securities, debt of Fannie Mae and consolidated MBS debt. Our Pricing and Valuation Group performs various review and validation procedures prior to utilizing these prices in our fair value estimation process. We validate prices, using a variety of methods, including corroborating the prices by reference to other independent market data, such as non-binding broker or dealer quotations, relevant benchmark indices and prices of similar instruments. We also review prices for reasonableness based on variations from prices provided in previous periods, comparing prices to internally estimated prices, using primarily a discounted cash flow approach, and conducting relative value comparisons based on specific characteristics of securities.
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

	As of September 30, 2016
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$69,485	$47,235	$22,250	$—	$—	$69,485
Federal funds sold and securities purchased under agreements to resell or similar arrangements	18,350	—	18,350	—	—	18,350
Trading securities	40,547	31,277	8,780	490	—	40,547
Available-for-sale securities	9,865	—	7,480	2,385	—	9,865
Mortgage loans held for sale	3,405	—	1,020	2,789	—	3,809
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	195,100	—	24,145	184,970	—	209,115
Of consolidated trusts	2,850,456	—	2,703,713	231,972	—	2,935,685
Mortgage loans held for investment	3,045,556	—	2,727,858	416,942	—	3,144,800
Advances to lenders	6,627	—	6,271	382	—	6,653
Derivative assets at fair value	490	—	6,407	237	(6,154)	490
Guaranty assets and buy-ups	152	—	—	450	—	450
Total financial assets	$3,194,477	$78,512	$2,798,416	$423,675	$(6,154)	$3,294,449

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$35	$—	$35	$—	$—	$35
Short-term debt:
Of Fannie Mae	51,442	—	51,457	—	—	51,457
Of consolidated trusts	612	—	—	612	—	612
Long-term debt:
Of Fannie Mae	300,126	—	312,323	886	—	313,209
Of consolidated trusts	2,880,933	—	2,934,252	37,376	—	2,971,628
Derivative liabilities at fair value	702	—	13,104	21	(12,423)	702
Guaranty obligations	282	—	—	714	—	714
Total financial liabilities	$3,234,132	$—	$3,311,171	$39,609	$(12,423)	$3,338,357

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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of
	September 30, 2016			December 31, 2015
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$12,914	$10,460	$35,453	$14,075	$11,133	$23,609
Unpaid principal balance	12,173	9,924	31,633	13,661	11,263	21,604
__________

(1)
Includes nonaccrual loans with a fair value of $159 million and $238 million as of September 30, 2016 and December 31, 2015, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2016 and December 31, 2015 was $32 million and $59 million, respectively. Includes loans that are 90 days or more past due with a fair value of $156 million and $256 million as of September 30, 2016 and December 31, 2015, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2016 and December 31, 2015 was $26 million and $52 million, respectively.

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income.

	For the Three Months Ended September 30,
	2016			2015
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$14	$(389)	$(375)	$73	$150	$223
Other changes in fair value	48	(65)	(17)	(15)	(81)	(96)
Fair value gains (losses), net	$62	$(454)	$(392)	$58	$69	$127

	For the Nine Months Ended September 30,
	2016			2015
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$46	$(610)	$(564)	$110	$45	$155
Other changes in fair value	392	(511)	(119)	(65)	(42)	(107)
Fair value gains (losses), net	$438	$(1,121)	$(683)	$45	$3	$48

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
On June 26, 2016, shareholder David J. Voacolo filed a lawsuit, Voacolo v. Fannie Mae, in the U.S. District Court for the District of Columbia against Fannie Mae, FHFA and Treasury alleging a violation of the Administrative Procedure Act. Plaintiff seeks damages and a holding that the August 2012 amendment to the senior preferred stock purchase agreement was arbitrary, capricious or not otherwise in accordance with the law. The defendants filed motions to dismiss on September 20, 2016.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2016, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2016 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of September 30, 2016 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2016 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of September 30, 2016 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2016 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“Third Quarter 2016 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2016 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the Third Quarter 2016 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2016 Form 10-Q and had no objection to our filing the Third Quarter 2016 Form 10-Q.

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
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since June 30, 2016 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2015 Form 10-K, our First Quarter 2016 Form 10-Q and our Second Quarter 2016 Form 10-Q. We also provide information regarding material legal proceedings in “Note 16, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record accruals for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2015 Form 10-K, our First Quarter 2016 Form 10-Q or our Second Quarter 2016 Form 10-Q. If certain of these matters are determined against us, FHFA or Treasury, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and October 2016, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia, the U.S. District Court for the Southern District of Iowa, the U.S. District Court for the Northern District of Iowa, the U.S. District Court for the District of Delaware, the U.S. District Court for the Eastern District of Kentucky, the U.S. District Court for the Northern District of Illinois and the U.S. District Court for the Southern District of Texas against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages.
On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases pending before that court. The plaintiffs in each of the dismissed cases filed a notice of appeal and on October 27, 2014, the U.S. Court of Appeals for the D.C. Circuit consolidated these appeals. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 3, 2015, the U.S. District Court for the Southern District of Iowa dismissed the case pending before it. On April 15, 2016, the U.S. Court of Appeals for the D.C. Circuit heard oral argument on the consolidated appeals. On September 9, 2016, the U.S. District Court for the Eastern District of Kentucky dismissed the case pending before it. The matters where Fannie Mae is a named defendant are described below or in “Note 16, Commitments and Contingencies.”
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
On March 14, 2016, Timothy Pagliara filed a lawsuit against Fannie Mae in the Delaware Court of Chancery: Pagliara v. Federal National Mortgage Association. The plaintiff owns Fannie Mae preferred stock and seeks access to Fannie Mae’s books and records under a provision of Delaware state law. The plaintiff alleges that he is entitled to inspect Fannie Mae’s books and records in order to investigate potential breaches of duties to stockholders related to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendment to the senior preferred stock purchase agreement, as well as Fannie Mae’s involvement in the common securitization platform, Common Securitization Solutions, LLC, and the single security. On March 25, 2016, Fannie Mae and FHFA removed the case to the U.S. District Court for the District of Delaware. On July 18, 2016, FHFA filed a motion to substitute itself for the plaintiff.
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
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended September 30, 2016, we did not sell any equity securities.

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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the third quarter of 2016.
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

Date: November 3, 2016

By:	/s/ David C. Benson
David C. Benson Executive Vice President and Chief Financial Officer

Date: November 3, 2016

INDEX TO EXHIBITS

Item	Description
3.1
Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 21, 2010 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2015, filed August 6, 2015.)

3.2
Fannie Mae Bylaws, as amended through July 21, 2016 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2016, filed August 4, 2016.)

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

FR028