Form 10-K
period 2016-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2017-02-17
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(800) 2FANNIE (800-232-6643)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTC Bulletin Board on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.3 billion.
As of January 31, 2017, there were 1,158,082,750 shares of common stock of the registrant outstanding.

Fannie Mae 2016 Form 10-K	i

Fannie Mae 2016 Form 10-K	ii

TABLE REFERENCE

Table	Description	Page

1	2015 Housing Goals Performance	27
2	Summary of Consolidated Results of Operations	60
3	Analysis of Net Interest Income and Yield	61
4	Rate/Volume Analysis of Changes in Net Interest Income	62
5	Fair Value Losses, Net	63
6	Total Loss Reserves	66
7	Changes in Combined Loss Reserves	67
8	Troubled Debt Restructurings and Nonaccrual Loans	69
9	Credit Loss Performance Metrics	70
10	Credit Loss Concentration Analysis	71
11	Summary of Consolidated Balance Sheets	72
12	Summary of Mortgage-Related Securities at Fair Value	73
13	Retained Mortgage Portfolio	74
14	Retained Mortgage Portfolio Profile	75
15	Composition of Mortgage Credit Book of Business	76
16	Single-Family Housing and Mortgage Market Indicators	80
17	Single-Family Business Key Performance Data	81
18	Single-Family Business Financial Results	82
19	Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2016	87
20	Credit Risk Transfer Transactions	89
21	Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period	91
22	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	92
23	Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications by Year	97
24	Delinquency Status and Activity of Single-Family Conventional Loans	98
25	Single-Family Conventional Seriously Delinquent Loan Concentration Analysis	99
26	Statistics on Single-Family Loan Workouts	101
27	Single-Family Troubled Debt Restructuring Activity	102
28	Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	102
29	Single-Family Foreclosed Properties	103
30	Single-Family Acquired Property Concentration Analysis	104
31	Multifamily Business Key Performance Data	108
32	Multifamily Business Financial Results	109
33	Multifamily Guaranty Book of Business Key Risk Characteristics	110
34	Activity in Debt of Fannie Mae	114
35	Outstanding Short-Term Borrowings and Long-Term Debt	116
36	Outstanding Short-Term Borrowings	117
37	Contractual Obligations	118
38	Cash and Other Investments Portfolio	119
39	Fannie Mae Credit Ratings	119

Fannie Mae 2016 Form 10-K	iii

Table	Description	Page
40	Mortgage Insurance Coverage	126
41	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	134
42	Derivative Impact on Interest Rate Risk (50 Basis Points)	135

Fannie Mae 2016 Form 10-K	iv

Business | Introduction

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
Item 1. Business

Introduction
Fannie Mae is a government-sponsored enterprise (“GSE”) chartered by Congress. We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. Our role in the market enables qualified borrowers to have reliable access to affordable mortgage credit, including a variety of conforming mortgage products such as the prepayable 30-year fixed-rate mortgage that protects homeowners from fluctuations in interest rates.
We operate in the secondary mortgage market. We support the liquidity and stability of the U.S. mortgage market primarily by securitizing mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee, which we refer to as Fannie Mae MBS. We also purchase mortgage loans and mortgage-related securities, primarily for securitization and sale at a later date. We use the term “acquire” in this report to refer to both our securitizations and our purchases of mortgage-related assets. We do not originate loans or lend money directly to consumers in the primary mortgage market.
We remain in conservatorship and our conservatorship has no specified termination date. We do not know when or how the conservatorship will terminate, what further changes to our business will be made during or following conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated or whether we will continue to exist following conservatorship. In addition, as a result of our agreements with Treasury and directives from our conservator, we are not permitted to retain our net worth (other than a limited amount that will decrease to zero in 2018), rebuild our capital position or pay dividends or other distributions to stockholders other than Treasury. Our senior preferred stock purchase agreement with Treasury also includes covenants that significantly restrict our business activities. Congress continues to consider options for reform of the housing finance system, including the GSEs. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or actions the Administration or FHFA may take with respect to housing finance reform. We provide additional information on the uncertainty of our future, the conservatorship, the provisions of our agreements with Treasury, and their impact on our business in “Conservatorship and Treasury Agreements” and “Risk Factors.” We describe recent actions and statements relating to housing finance reform by the Administration, Congress and FHFA in “Legislation and Regulation—Housing Finance Reform.”
Although Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock, and has made a commitment under a senior preferred stock purchase agreement to provide us with funds to maintain a positive net worth under specified conditions, the U.S. government does not guarantee our securities or other obligations.

Fannie Mae 2016 Form 10-K	1

Business | Introduction

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “FNMA.” Our debt securities are actively traded in the over-the-counter market.

Executive Summary
Please read this Executive Summary together with our MD&A and our consolidated financial statements as of December 31, 2016 and related notes to the consolidated financial statements.
Summary of Our Financial Performance
We recognized comprehensive income of $11.7 billion in 2016, consisting of net income of $12.3 billion, partially offset by other comprehensive loss of $648 million. In comparison, we recognized comprehensive income of $10.6 billion in 2015, consisting of net income of $11.0 billion, partially offset by other comprehensive loss of $326 million. The increase in our net income in 2016 was primarily driven by a shift from credit-related expense in 2015 to credit-related income in 2016 and lower fair value losses, partially offset by lower net revenues.
The table below highlights our key financial performance data and results for 2016 and 2015. See “MD&A—Consolidated Results of Operations” for more information on our financial results.
Key Performance Data and Results

2016 vs. 2015	2015 vs. 2014
Comprehensive income of $11.7 billion in 2016 increased 10% from 2015.	Comprehensive income of $10.6 billion in 2015 decreased 28% from 2014.
Net income of $12.3 billion in 2016 increased 12% from 2015.	Net income of $11.0 billion in 2015 decreased 23% from 2014.
Net revenues, which consist of net interest income and fee and other income, of $22.3 billion in 2016 decreased 2% from 2015. Net interest income of $21.3 billion in 2016 was primarily derived from guaranty fees from our guaranty book of business and remained relatively flat compared with 2015.
Net revenues of $22.8 billion in 2015 decreased 12% from 2014, driven by a decrease in fee and other income partially offset by an increase in net interest income.
We recognized credit-related income of $1.5 billion in 2016, a shift from credit-related expense of $834 million in 2015. Credit-related income in 2016 was driven by a benefit for credit losses primarily resulting from an increase in home prices.

We recognized credit-related expense of $834 million in 2015, a shift from credit-related income of $3.8 billion in 2014. Credit related expense in 2015 was driven by foreclosed property expense on our single-family foreclosed properties.

Net fair value losses of $1.1 billion in 2016 decreased 39% from 2015. We recognized fair value losses for 2016 primarily as a result of a decrease in the fair value of our risk management derivatives in the first half of 2016 due to declines in longer-term swap rates during the period. These losses were partially offset by an increase in the fair value of our risk management derivatives in the second half of 2016 due to an increase in longer-term swap rates during the period.

Net fair value losses of $1.8 billion in 2015 decreased 63% from 2014. We recognized fair value losses in 2015 primarily as a result of decreases in the fair value of our risk management derivatives due to declines in longer-term swap rates during the year.

Our retained mortgage portfolio declined by 21% to $272.4 billion as of December 31, 2016.	Our retained mortgage portfolio declined by 17% to $345.1 billion as of December 31, 2015.
Our single-family guaranty book of business was $2.8 trillion as of December 31, 2016.	Our single-family guaranty book of business was $2.8 trillion as of December 31, 2015.
Our net worth increased to $6.1 billion as of December 31, 2016.	Our net worth increased to $4.1 billion as of December 31, 2015.
The capital reserve amount applicable to our dividend payment for the first quarter of 2017 based on our net worth as of December 31, 2016 is $600 million. The capital reserve amount applicable to our dividends paid in 2016 was $1.2 billion.

The capital reserve amount applicable to our dividend payment for the first quarter of 2016 based on our net worth as of December 31, 2015 was $1.2 billion. The capital reserve amount applicable to our dividends paid in 2015 was $1.8 billion.

We paid $9.6 billion in dividends to Treasury in 2016.	We paid $10.3 billion in dividends to Treasury in 2015.

Fannie Mae 2016 Form 10-K	2

Business | Executive Summary

We expect volatility from period to period in our financial results from a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments that we mark to market through our earnings. These instruments include derivatives and certain securities. The estimated fair value of our derivatives and securities may fluctuate substantially from period to period because of changes in interest rates, the yield curve, mortgage and credit spreads, and implied volatility, as well as activity related to these financial instruments. We use derivatives to manage the interest rate risk exposure of our net portfolio, which consists of our retained mortgage portfolio, cash and other investments portfolio, and outstanding debt of Fannie Mae. Some of these financial instruments in our net portfolio are not recorded at fair value in our consolidated financial statements, and as a result we may experience accounting gains or losses due to changes in interest rates or other market conditions that may not be indicative of the economic interest rate risk exposure of our net portfolio. See “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” for more information. In addition, our credit-related income or expense can vary substantially from period to period based on a number of factors such as changes in actual and expected home prices, fluctuations in interest rates, borrower payment behavior, the types and volume of our loss mitigation activities, the volume of foreclosures completed, and redesignations of loans from held for investment (“HFI”) to held for sale (“HFS”).
Our Strategy and Business Objectives
Our vision is to be America’s most valued housing partner and to provide liquidity, access to credit and affordability in all U.S. housing markets at all times, while effectively managing and reducing risk to our business, taxpayers and the housing finance system. In support of this vision, we are focused on:

•	advancing a sustainable and reliable business model that reduces risk to the housing finance system and taxpayers;

•	providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners; and

•	serving customer needs by building a company that is efficient, innovative and continuously improving.
Advancing a sustainable and reliable business model that reduces risk to the housing finance system and taxpayers
We have significantly changed our business model since we entered conservatorship in 2008 and our business continues to evolve. We have strengthened our underwriting and eligibility standards and transitioned from a portfolio-focused business to a guaranty-focused business. In addition, we are transferring an increasing portion of the credit risk on our guaranty book of business. These changes have transformed our business model and reduced certain risks of our business as compared with our business prior to entering conservatorship.
Our business also continues to evolve as a result of our many other efforts to build a safer and sustainable housing finance system and to pursue the strategic goals identified by our conservator. See “Legislation and Regulation—Housing Finance Reform—Conservator Developments and Strategic Goals” for a discussion of some of these efforts and FHFA’s strategic goals for our conservatorship.

Fannie Mae 2016 Form 10-K	3

Business | Executive Summary

Stronger underwriting and eligibility standards
We strengthened our underwriting and eligibility standards for loans we acquired beginning in late 2008 and 2009. These changes have improved the credit quality of our single-family guaranty book of business and contributed to improvement in our credit performance. As of December 31, 2016, 88% of our single-family conventional guaranty book of business consisted of loans acquired since 2009. Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010.
__________

(1)
Calculated as of the end of each period based on the number of single-family conventional loans that are 90 days or more past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our single-family conventional guaranty book of business.

(2)
We have acquired HARP loans and other Refi Plus loans under our Refi PlusTM initiative since 2009. Our Refi Plus initiative offers refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. HARP loans, which have loan-to-value (“LTV”) ratios at origination greater than 80%, refers to loans we have acquired pursuant to the Home Affordable Refinance Program® (“HARP®”). Other Refi Plus loans, which have LTV ratios at origination of 80% or less, refers to loans we have acquired under our Refi Plus initiative other than HARP loans. Loans we acquire under Refi Plus and HARP are refinancings of loans that were originated prior to June 2009.

See “MD&A—Business Segments—Single-Family Business” for information on our recent single-family acquisitions and the credit performance of our single-family mortgage loans.
Transition to a guaranty-focused business
We have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. Our retained mortgage portfolio refers to the mortgage-related assets we own (which excludes the portion of assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties).

Fannie Mae 2016 Form 10-K	4

Business | Executive Summary

As shown in the chart below, in recent years, an increasing portion of our net interest income has been derived from guaranty fees, rather than from our retained mortgage portfolio assets. This shift has been driven by both the guaranty fee increases we implemented in 2012 and the reduction of our retained mortgage portfolio in accordance with the requirements of our senior preferred stock purchase agreement with Treasury and direction from FHFA. More than two-thirds of our 2016 net interest income was derived from the loans underlying our Fannie Mae MBS in consolidated trusts, which primarily generate income through guaranty fees. We expect that guaranty fees will continue to account for an increasing portion of our net interest income.
Transferring a portion of the mortgage credit risk on our single-family book of business
In late 2013, we began entering into credit risk transfer transactions with the goal of transferring, to the extent economically sensible, a portion of the mortgage credit risk on some of the recently-acquired loans in our single-family book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through our Connecticut Avenue SecuritiesTM (“CAS”) and Credit Insurance Risk TransferTM (“CIRTTM”) transactions. In these transactions, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans and in exchange we pay investors a premium that effectively reduces the guaranty fee income we retain on the loans. As of December 31, 2016, $647.5 billion in outstanding unpaid principal balance of our single-family loans, or approximately 23% of the loans in our single-family conventional guaranty book of business measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction. Over time, we expect that a larger portion of our single-family conventional guaranty book of business will be covered by credit risk transfer transactions.

Fannie Mae 2016 Form 10-K	5

Business | Executive Summary

The chart below shows as of the dates specified the total outstanding unpaid principal balance of our single-family loans, as well as the percentage of our total single-family conventional guaranty book of business measured by unpaid principal balance, that were included in a reference pool for a credit risk transfer transaction.
For further discussion of our credit risk transfer transactions, including information on the portion of the credit risk of these loans we have transferred, see “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”
Providing reliable, large-scale access to affordable mortgage credit for qualified borrowers and helping struggling homeowners
We continued to provide reliable, large-scale access to affordable mortgage credit to the U.S. housing market and to help struggling homeowners in 2016:

•
We provided approximately $637 billion in liquidity to the mortgage market in 2016 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 1,401,000 mortgage refinancings and approximately 1,122,000 home purchases, and provided financing for approximately 724,000 units of multifamily housing.

•
We provided approximately 103,500 loan workouts in 2016 to help homeowners stay in their homes or otherwise avoid foreclosure. Our loan workout efforts have helped to stabilize neighborhoods, home prices and the housing market.

•
We helped borrowers refinance loans, including through our Refi PlusTM initiative, which offers refinancing flexibility to eligible borrowers who are current on their loans, whose loans are owned or guaranteed by us and who meet certain additional criteria. We acquired approximately 141,000 Refi Plus loans in 2016. Refinancings delivered to us through Refi Plus in the fourth quarter of 2016 reduced borrowers’ monthly mortgage payments by an average of $221.

•
We support affordability in the multifamily rental market. Approximately 90% of the multifamily units we financed in 2016 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing.

Serving customer needs by building a company that is efficient, innovative and continuously improving
We are committed to providing our lender customers with the products, services and tools they need to serve the housing market more effectively and efficiently, as well as continuing to improve our business processes. We have implemented a number of changes in recent years designed to help our customers originate mortgages with increased certainty, efficiency and lower costs, such as the following:

•
Introduced Innovative Tools. We have introduced a number of new, innovative tools that lenders can use to ensure the quality of the loans they deliver to us, such as our EarlyCheckTM loan verification tool and our Collateral Underwriter® appraisal review tool, which we make available to lenders at no cost.

Fannie Mae 2016 Form 10-K	6

Business | Executive Summary

•	Launched New Loan Delivery Platform. We launched a new loan delivery platform to help lenders deliver loans more efficiently and with greater transparency and certainty.

•	Eliminated Technology Fees. We eliminated fees charged to customers for using our Desktop Underwriter® and Desktop Originator® underwriting systems.

•
Reduced Repurchase Risk. We have significantly reduced lenders’ repurchase risk relating to loans they deliver to us by implementing a revised representation and warranty framework and other enhancements that clarify and limit lenders’ repurchase liability. As of December 31, 2016, over 3 million loans in our book of business had obtained relief from repurchases for breaches of certain representations and warranties pursuant to this revised framework, and over 5 million loans remained eligible for relief in the future.

We continue to focus on improvements to our business processes and policies to better serve our customers and to promote stronger risk management and greater digitization of data and processes in the mortgage industry. In addition to providing value to our customers, we believe many of these improvements will increase access to mortgage credit by encouraging lenders to safely expand their lending to a wider range of qualified borrowers. New enhancements and innovations that we implemented in recent months or are currently working on include the following:

•
Trended Credit Data. We incorporated trended credit data into our Desktop Underwriter automated underwriting system in September 2016. Trended credit data refers to additional historical information on a borrower’s use of revolving credit accounts, including the balance, scheduled payments and actual payments made on these accounts. Incorporating trended credit data is expected to improve Desktop Underwriter’s credit risk assessment and benefit borrowers who regularly pay down their revolving debt.

•
Day 1 Certainty. We introduced our new Day 1 CertaintyTM initiative in October 2016. As part of Day 1 Certainty, we began offering third-party validation of borrower income, asset and employment data through Desktop Underwriter in the fourth quarter of 2016. We also leveraged these new verification tools to expand the representation and warranty relief we provide to lenders. In the fourth quarter of 2016, we began providing lenders with additional representation and warranty relief with respect to borrower income, asset and employment data that has been validated through Desktop Underwriter and with respect to property value where the appraisal has received a qualifying risk score in our Collateral Underwriter appraisal review tool. See “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Representation and Warranty Relief” for further discussion of the actions we have taken to reduce and clarify lenders’ repurchase risk.

•
eMortgages. We are investing in technology and resources to support the ability of lenders to deliver eMortgages to us. An eMortgage is an electronic mortgage submission where the loan documentation is created, executed, transferred and stored electronically. In 2016, we partnered with lenders, servicers and technology solution providers to implement eMortgage solutions and promote more entrants to the eMortgage marketplace. We plan to transition to a streamlined, less complex eNote format—MISMO SMART Doc® Version 3.0—to align the eNote format with Uniform Closing Dataset standards. We will continue to conduct educational outreach to industry and market stakeholders in 2017 to further drive eMortgage awareness and adoption.

Treasury Draws and Dividend Payments
Treasury has made a commitment under a senior preferred stock purchase agreement to provide funding to us under certain circumstances if we have a net worth deficit. Pursuant to this agreement and the senior preferred stock we issued to Treasury in 2008, the Director of FHFA has directed us to pay dividends to Treasury on a quarterly basis since entering into conservatorship in 2008.

Fannie Mae 2016 Form 10-K	7

Business | Executive Summary

The chart below shows the funds we have drawn from Treasury pursuant to the senior preferred stock purchase agreement, as well as the dividend payments we have made to Treasury on the senior preferred stock, since entering into conservatorship.
__________

(1)
Under the terms of the senior preferred stock purchase agreement, dividend payments we make to Treasury do not offset our prior draws of funds from Treasury, and we are not permitted to pay down draws we have made under the agreement except in limited circumstances. Accordingly, the current aggregate liquidation preference of the senior preferred stock is $117.1 billion, due to the initial $1.0 billion liquidation preference of the senior preferred stock (for which we did not receive cash proceeds) and the $116.1 billion we have drawn from Treasury. Amounts may not sum due to rounding.

(2)	Treasury draws are shown in the period for which requested, not when the funds were received by us. We have not requested a draw for any period since 2012.
We expect to pay Treasury a dividend of $5.5 billion for the first quarter of 2017 by March 31, 2017, calculated based on our net worth of $6.1 billion as of December 31, 2016, less the current capital reserve amount of $600 million. We expect to retain only a limited amount of any future net worth because we are required by the dividend provisions of the senior preferred stock and quarterly directives from our conservator to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. This capital reserve amount is $600 million for each quarter of 2017 and will decrease to zero in 2018. Those dividend payment provisions are referred to as “net worth sweep” dividend provisions.
If we experience a net worth deficit in a future quarter, we will be required to draw additional funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. For a description of the terms of the senior preferred stock purchase agreement and the senior preferred stock, see “Conservatorship and Treasury Agreements—Treasury Agreements.” See “Risk Factors” for a discussion of the risks associated with our limited and declining capital reserves, and “Outlook” for our current expectations for our future financial results.

Fannie Mae 2016 Form 10-K	8

Business | Executive Summary

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
2016 Market Share
We estimate that our single-family acquisition market share was 29% in 2016 and 27% in 2015. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Our estimate of mortgage originations in prior periods is subject to change as additional data become available; therefore, these market share estimates may change in the future, perhaps materially.
We were the largest issuer of single-family mortgage-related securities in the secondary market in 2016, with an estimated market share of new single-family mortgage-related securities issuances of 39%, compared with 37% in 2015. We estimate our market share of new single-family mortgage-related securities issuances was 41% in the fourth quarter of 2016, compared with 38% in the third quarter of 2016 and 36% in the fourth quarter of 2015. The chart below shows our market share of single-family mortgage-related securities issuances in 2016 compared with that of our primary competitors.
We remained a continuous source of liquidity in the multifamily market in 2016. We owned or guaranteed approximately 19% of the outstanding debt on multifamily properties as of September 30, 2016 (the latest date for which information is available) and approximately 18% as of December 31, 2015.
Outlook
In this section, we present a number of estimates and expectations regarding our future performance, as well as future housing market conditions. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors. See “Forward-Looking Statements” and “Risk Factors” for a discussion of factors that could cause actual results to differ materially from our current estimates and expectations. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.
Financial Results. Our financial results continued to be strong in 2016, with net income of $12.3 billion. We expect to remain profitable on an annual basis for the foreseeable future; however, certain factors, such as changes in interest rates or home prices, could result in significant volatility in our financial results from quarter to quarter or year to year. Our future financial results also will be affected by a number of other factors, including: our guaranty

Fannie Mae 2016 Form 10-K	9

Business | Executive Summary

fee rates; the volume of single-family mortgage originations in the future; the size, composition and quality of our retained mortgage portfolio and guaranty book of business; and economic and housing market conditions. Although we expect to remain profitable on an annual basis for the foreseeable future, due to our limited and declining capital reserves (which decrease to zero in 2018) and the potential for significant volatility in our financial results, we could experience a net worth deficit in a future quarter. If we experience a net worth deficit in a future quarter, we will be required to draw additional funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership.
Our expectations for our future financial results do not take into account the impact on our business of potential future legislative or regulatory changes, which could have a material impact on our financial results, particularly the enactment of housing finance reform legislation, corporate income tax reform legislation and changes in accounting standards. For example, the current Administration proposes reducing the U.S. corporate income tax rate. Under applicable accounting standards, a significant reduction in the U.S. corporate income tax rate would require that we record a substantial reduction in the value of our deferred tax assets in the quarter in which the legislation is enacted. Thus, if legislation significantly lowering the U.S. corporate income tax rate is enacted, we expect to incur a significant net loss and net worth deficit for the quarter in which the legislation is enacted and we could potentially incur a net loss for that year. As noted above, if we experience a net worth deficit in a future quarter, we will be required to draw additional funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership.
See “Risk Factors” for a discussion of the risks associated with our limited and declining capital reserves and the potential impact of legislative and regulatory actions.
Revenues. We have two primary sources of revenues: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets.
Our guaranty fee revenues consist of two primary components: (1) the base guaranty fees that we receive over the life of the loan; and (2) upfront fees we receive at loan acquisition which are amortized over the contractual life of the loan. When mortgage loans prepay faster due to a lower interest rate environment, we typically have higher amortization income. Conversely, when mortgage loans prepay more slowly due to a higher interest rate environment, we typically have lower amortization income. Our guaranty fee revenues increased in 2015 and 2016 primarily driven by: (1) loans with higher base guaranty fees comprising a larger part of our guaranty book of business; and (2) an increase in amortization income as a lower interest rate environment during portions of these years increased prepayments on mortgage loans. We expect loans with lower guaranty fees to continue to liquidate from our book of business and be replaced with new loans that typically have higher guaranty fees, which will contribute to increasing guaranty fee revenues; however, the impact of this trend on our guaranty fee revenues could be offset by lower amortization income if interest rates remain at higher levels and result in lower prepayments on mortgage loans. Accordingly, our guaranty fee revenues may remain relatively flat in the near term.
We expect the size of our retained mortgage portfolio to continue to decrease, which will continue to negatively impact our net interest income and net revenues.
Factors that may affect our future revenues include: changes to guaranty fee pricing we may make in the future and their impact on our competitive environment and guaranty fee revenues; economic and housing market conditions, including changes in interest rates and home prices; the size, composition and quality of our guaranty book of business; the life of the loans in our guaranty book of business; the size, composition and quality of our retained mortgage portfolio; our market share; and legislative and regulatory changes.
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
We forecast that total originations in the U.S. single-family mortgage market in 2017 will decrease from 2016 levels by approximately 19% from an estimated $1.94 trillion in 2016 to $1.57 trillion in 2017, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decrease from an estimated $927 billion in 2016 to $510 billion in 2017.

Fannie Mae 2016 Form 10-K	10

Business | Executive Summary

Home Prices. Based on our home price index, we estimate that home prices on a national basis increased by 5.9% in 2016. We expect the rate of home price appreciation in 2017 to be slightly lower than the rate in 2016. We also expect significant regional variation in the timing and rate of home price growth.
Credit Losses. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. Our credit losses were $3.7 billion in 2016, down from $10.7 billion in 2015. We expect our credit losses to be lower in 2017 than in 2016, absent further significant redesignations related to loan sales; however, we expect a significantly smaller decline in credit losses in 2017 as compared with the decline in 2016. See “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense)” for a discussion of our credit losses for 2016 and 2015, including the impact on our 2015 credit losses of our adoption of FHFA’s Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”) and a change in our accounting policy for nonaccrual loans, which collectively resulted in $3.6 billion in charge offs in 2015.
Loss Reserves. Our combined loss reserves were $23.8 billion as of December 31, 2016, down from $28.6 billion as of December 31, 2015. Our loss reserves have declined substantially from their peak and are expected to decline further in 2017; however, we expect a smaller decline in our loss reserves in 2017 as compared with the decline in 2016. For a discussion of the factors that contributed to the decline in our loss reserves in 2016, see “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense)” and “MD&A—Consolidated Balance Sheet Analysis—Mortgage Loans and Allowance for Loan Losses.”

Residential Mortgage Market
We conduct business in the U.S. residential mortgage market and the global securities market. According to the Federal Reserve, total U.S. residential mortgage debt outstanding was estimated to be approximately $11.4 trillion as of September 30, 2016 (the latest date for which information is available). We owned or guaranteed mortgage assets representing approximately 27% of total U.S. residential mortgage debt outstanding as of September 30, 2016.
We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
For a discussion of housing and mortgage market and economic conditions in the single-family U.S. residential housing market, see “MD&A—Business Segments—Single-Family Business—Single-Family Housing and Mortgage Market and Economic Conditions.” For a discussion of conditions in the multifamily U.S. residential housing market, see “MD&A—Business Segments—Multifamily Business—Multifamily Mortgage Market.”

Business Segments
We have two reportable business segments: Single-Family and Multifamily. Our Single-Family and Multifamily businesses engage in business activities that provide liquidity to the mortgage market and increase the availability and affordability of housing in the United States. The Single-Family business operates in the secondary mortgage market relating to loans secured by properties containing four or fewer residential dwelling units, which are referred to as single-family mortgage loans. The Multifamily business operates in the secondary mortgage market relating primarily to loans secured by properties containing five or more residential units, which are referred to as multifamily mortgage loans.
Previously, we had a third reportable business segment—Capital Markets. In the fourth quarter of 2016, we realigned the composition of our reportable business segments to incorporate the activities of the Capital Markets group into the Single-Family or Multifamily segments. Throughout this filing, all segment information for the years ended December 31, 2015 and December 31, 2014 has been revised to conform to our new segment reporting presentation. For additional information on our change in segment reporting presentation, see “MD&A—Business Segments” and “Note 12, Segment Reporting.”

Fannie Mae 2016 Form 10-K	11

Business | Business Segments

The table below summarizes the primary business activities and the primary sources of revenue and expense for each of our business segments.

Primary Business Activities	Primary Drivers of Revenue	Primary Drivers of Expense
Single-Family Business
Mortgage securitizations: Works with our lender customers to acquire and securitize single-family mortgage loans delivered to us by lenders into Fannie Mae MBS. Also issues structured Fannie Mae MBS backed by single-family mortgage assets and provides other services to our lender customers.
Credit risk management: Prices and manages the credit risk on loans in our single-family guaranty book of business. Also enters into transactions that transfer a portion of the credit risk on some of the loans in our single-family guaranty book of business.
Credit loss management: Works to reduce costs of defaulted single-family loans through home retention solutions and foreclosure alternatives, management of foreclosures and our real estate owned (“REO”) inventory, selling nonperforming loans, and pursuing contractual remedies from lenders, servicers and providers of credit enhancement.

Net interest income: Single-family net interest income is generated from two primary sources: (1) guaranty fees received as compensation for assuming and managing the credit risk on single-family loans underlying Fannie Mae MBS held by third parties; and (2) the difference between the interest income earned on single-family mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees we implemented in 2012 pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”).
Fee and other income: Compensation received for engaging in structured transactions and providing other lender services. Also includes income resulting from settlement agreements resolving certain claims relating to PLS sold to us or that we have guaranteed.

Credit-related expense: Consists of the provision for single-family credit losses and foreclosed property expense on loans underlying our single-family guaranty book of business.
Fair value gains and losses: Primarily consists of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities, and other financial instruments associated with our single-family mortgage credit book of business.
Investment gains and losses: Primarily consists of gains and losses on the sale of single-family mortgage assets.
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Single-Family business operations.
TCCA fees: Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.

Multifamily Business
Mortgage securitizations: Works with our lender customers, primarily through our Delegated Underwriting and Servicing, or DUS®, program, to acquire and securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS. Also issues structured Fannie Mae MBS backed by multifamily mortgage assets and provides other services to our lender customers.
Credit risk management: Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in most multifamily transactions.
Credit loss management: Works to reduce costs of defaulted multifamily loans through foreclosure alternatives, management of foreclosures and our REO inventory, and pursuing contractual remedies from lenders, servicers and providers of credit enhancement.

Net interest income: Multifamily net interest income is generated from two primary sources: (1) guaranty fees received as compensation for assuming and managing the credit risk on multifamily loans underlying Fannie Mae MBS held by third parties; and (2) the difference between the interest income earned on multifamily mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt funding those assets.
Fee and other income: Other fees associated with multifamily business activities, including yield maintenance income.

Credit-related expense: Consists of the provision for multifamily credit losses and foreclosed property expense on loans underlying our multifamily guaranty book of business.
Fair value gains and losses: Primarily consists of fair value gains and losses on MBS commitment derivatives, trading securities, and other financial instruments associated with our multifamily mortgage credit book of business.
Investment gains and losses: Primarily consists of (1) gains and losses on the sale of multifamily mortgage assets; and (2) gains and losses related to consolidation activities.
Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Multifamily business operations.

Fannie Mae 2016 Form 10-K	12

Business | Business Segments

The chart below displays the total net revenues for each of our business segments. Net revenues consist of net interest income and fee and other income.
For more information about the financial results and performance, and total assets, of each of our business segments, as well as more information about the activities of each segment, see “MD&A—Business Segments” and “Note 12, Segment Reporting.”

Mortgage Securitizations
We support market liquidity by issuing Fannie Mae MBS that are readily traded in the capital markets. We create Fannie Mae MBS by placing mortgage loans in a trust and issuing securities that are backed by those mortgage loans. Monthly payments received on the loans are the primary source of payments passed through to Fannie Mae MBS holders. We guarantee to the MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the trust certificates. In return for this guaranty, we receive guaranty fees.
Below we discuss (1) three broad categories of securitization transactions: lender swaps, portfolio securitizations and structured securitizations; (2) features of our MBS trusts; (3) single-class and multi-class Fannie Mae MBS; and (4) circumstances under which we purchase loans from MBS trusts.
Lender Swaps, Portfolio Securitizations and Structured Securitizations
We currently securitize a substantial majority of the single-family and multifamily mortgage loans we acquire. Our securitization transactions primarily fall within three broad categories: lender swap transactions; portfolio securitizations; and structured securitizations.
Lender swaps. Our most common type of securitization transaction is our “lender swap transaction.” In a single-family lender swap transaction, a mortgage lender that operates in the primary mortgage market generally delivers a pool of mortgage loans to us in exchange for Fannie Mae MBS backed by these mortgage loans. A pool of mortgage loans is a group of mortgage loans with similar characteristics. After receiving the mortgage loans in a lender swap transaction, we place them in a trust for which we serve as trustee. This trust is established for the sole purpose of holding the mortgage loans separate and apart from our corporate assets. We deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent an undivided beneficial ownership interest in each of the mortgage loans. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We retain a portion of the interest payment as a fee for providing our guaranty. The mortgage servicer also retains a portion of the interest payment as a fee for servicing the loan. Then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificateholders from the principal and interest payments and other collections on the underlying mortgage loans.

Fannie Mae 2016 Form 10-K	13

Business | Mortgage Securitizations

Our Multifamily business generally creates multifamily Fannie Mae MBS in lender swap transactions in a manner similar to our Single-Family business. Our multifamily lender customers typically deliver only one mortgage loan to back each multifamily Fannie Mae MBS. The characteristics of each mortgage loan are used to establish guaranty fees on a risk-adjusted basis. Securitizing a single multifamily mortgage loan into a Fannie Mae MBS facilitates its sale into the secondary market.
Portfolio securitization transactions. In contrast to our lender swap securitizations, in which a mortgage lender delivers a pool of mortgage loans to us that we immediately place in a trust for securitization, our “portfolio securitization transactions” involve creating and issuing Fannie Mae MBS using mortgage loans and mortgage-related securities that we hold in our retained mortgage portfolio. Most of our portfolio securitization transactions are driven by our single-family whole loan conduit activities, pursuant to which we purchase single-family whole loans from a large group of lenders principally for the purpose of securitizing the loans into Fannie Mae MBS, which may then be sold to dealers and investors. We also securitize loans that have been held in our portfolio for a longer period of time, including reperforming loans, to hold or to sell, which provides more flexibility to manage our risk and reduce the size of our retained mortgage portfolio. Reperforming loans are mortgage loans on which the borrower had previously been delinquent but subsequently became current, either with or without a modification. We also have created portfolio securitization transactions backed by multifamily mortgage loans.
Structured securitizations. In a “structured securitization transaction,” we create structured Fannie Mae MBS, typically for our lender customers or securities dealer customers, in exchange for a transaction fee. In these transactions, the customer “swaps” a mortgage-related asset that it owns (typically a mortgage security) in exchange for a structured Fannie Mae MBS we issue. The process for issuing Fannie Mae MBS in a structured securitization is similar to the process involved in our lender swap securitizations described above.
We also issue structured transactions backed by multifamily Fannie Mae MBS through the Fannie Mae Guaranteed Multifamily Structures (“Fannie Mae GeMSTM”) program, which provides additional liquidity and stability to the multifamily market, while expanding the investor base for multifamily Fannie Mae MBS.
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
Single-Class and Multi-Class Fannie Mae MBS
Fannie Mae MBS trusts may be single-class or multi-class. Single-class MBS are MBS in which the investors receive principal and interest payments on the mortgage loans backing the MBS directly in proportion to their percentage ownership of the MBS issuance. Multi-class MBS are MBS, including Real Estate Mortgage Investment Conduits (“REMICs”), in which the cash flows on the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in the assets of the related MBS trust and entitles the related holder to a specific portion and priority of cash flows. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. After these classes mature, cash flows received on the underlying mortgage assets are allocated to the remaining classes in accordance with the payment terms of the securities. As a result, each of the classes in a multi-class MBS may have a different coupon rate, average life, repayment sensitivity or final maturity. Structured Fannie Mae MBS are either multi-class MBS or single-class MBS that are typically resecuritizations of other single-class Fannie Mae MBS. In a resecuritization, pools of MBS are collected and securitized.
Purchases of Loans from Our MBS Trusts
Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. Our acquisition cost for these loans is the unpaid principal balance of the loan plus accrued interest.
In deciding whether and when to exercise our option to purchase a loan from a single-family MBS trust, we consider a variety of factors, including: our legal ability to purchase loans under the terms of the trust documents; whether we have agreed to modify the loan; our mission and public policy; our loss mitigation strategies and the

Fannie Mae 2016 Form 10-K	14

Business | Mortgage Securitizations

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
The cost of purchasing most delinquent loans from single-family Fannie Mae MBS trusts and holding them in our retained mortgage portfolio is currently less than the cost of advancing delinquent payments to security holders. We generally purchase loans from single-family MBS trusts as they become four or more consecutive monthly payments delinquent. During 2016, we purchased delinquent loans with an unpaid principal balance of $11.1 billion from our single-family MBS trusts. We expect to continue purchasing loans from single-family MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity and other factors, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement and FHFA’s portfolio plan requirements.
For our multifamily MBS trusts, we typically exercise our option to purchase a loan from the trust if the loan is delinquent as to four or more consecutive monthly payments, whether those payments were missed in whole or in part.

Conservatorship and Treasury Agreements
Conservatorship
On September 6, 2008, the Director of FHFA appointed FHFA as our conservator, pursuant to authority provided by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”). The conservatorship is a statutory process designed to preserve and conserve our assets and property and put the company in a sound and solvent condition.
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
Our conservatorship could terminate through a receivership. For information on the circumstances under which FHFA is required or permitted to place us into receivership and the potential consequences of receivership, see “Legislation and Regulation—GSE Act and Other Regulation of Our Business—Receivership” and “Risk Factors.”
Management of the Company during Conservatorship
Upon its appointment, the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator subsequently delegated specified authorities to our Board of Directors and delegated to management the authority to conduct our day-to-day operations. In connection with its delegation of authority, FHFA has instructed the Board to oversee that management consults with and obtains the written approval of the conservator before taking action in any of the areas described in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors,” which includes matters that require the approval of or consultation with Treasury under the senior preferred stock purchase agreement. FHFA’s instructions also require the company to notify FHFA of planned changes in business processes or operations, so that FHFA may participate in decision-making as FHFA determines appropriate. The conservator retains the authority to amend or withdraw its delegations at any time.
Our directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors have no fiduciary duties to any person or entity except to the

Fannie Mae 2016 Form 10-K	15

Business | Conservatorship and Treasury Agreements

conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.
Because we are in conservatorship, our common stockholders currently do not have the ability to elect directors or to vote on other matters. The conservator eliminated common and preferred stock dividends (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship.
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
Treasury Agreements
On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement, which was amended and restated on September 26, 2008. The amended and restated agreement was subsequently amended on May 6, 2009, December 24, 2009 and August 17, 2012. Unless the context indicates otherwise, references in this report to the senior preferred stock purchase agreement refer to the agreement as amended through August 17, 2012. The terms of the senior preferred stock purchase agreement, senior preferred stock and the warrant discussed below continue to apply to us even if we are released from conservatorship. See “Risk Factors” for a description of the risks to our business relating to the Treasury agreements, as well as the adverse effects of the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.
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
The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement provides that, on a quarterly basis, we may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected in our consolidated balance sheet, prepared in accordance with generally accepted accounting principles (“GAAP”), for the applicable fiscal quarter (referred to as the “deficiency amount”), up to the maximum amount of remaining funding under the agreement. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process.
The terms of the senior preferred stock purchase agreement provided for the payment of an unspecified quarterly commitment fee to Treasury; however, the August 2012 amendment to the agreement provided that this commitment fee will not be set, accrue or be payable, as long as the current dividend payment provisions of the senior preferred stock remain in effect.

Fannie Mae 2016 Form 10-K	16

Business | Conservatorship and Treasury Agreements

Treasury’s funding commitment under the senior preferred stock purchase agreement has no expiration date. The senior preferred stock purchase agreement provides that Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations); or (3) the funding by Treasury of the maximum amount that may be funded under the agreement. In addition, Treasury may terminate its funding commitment and declare the senior preferred stock purchase agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers. Treasury may not terminate its funding commitment under the agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.
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
Senior Preferred Stock
Pursuant to the senior preferred stock purchase agreement, we issued one million shares of senior preferred stock to Treasury on September 8, 2008 with an aggregate initial liquidation preference of $1.0 billion. The stock’s liquidation preference is subject to adjustment. For any dividend period for which dividends are payable, to the extent that dividends are not paid in cash they will accrue and be added to the liquidation preference. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement and any quarterly commitment fees that are either not paid in cash to Treasury or not waived by Treasury will be added to the liquidation preference. Accordingly, the aggregate liquidation preference of the senior preferred stock was $117.1 billion as of December 31, 2016.
Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. Pursuant to the August 2012 amendment to the agreement, beginning in 2013, the method for calculating the amount of dividends for each quarter was changed from an annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock to an amount determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with GAAP. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was initially $3.0 billion for dividend periods in 2013 and decreases by $600 million each year until it reaches zero on January 1, 2018. Accordingly, the capital reserve amount was $1.2 billion for dividend periods in 2016 and decreased to $600 million for dividend periods in 2017. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter. As a result of these dividend payment provisions and quarterly directives from our conservator, when we have quarterly earnings that result in a net worth greater than the applicable capital reserve amount, we will pay dividends to Treasury in the next quarter; but if our net worth does not exceed the applicable capital reserve amount as of the end of a quarter, then we will not be required to accrue or pay any dividends in the next quarter. See “Risk Factors” for a discussion

Fannie Mae 2016 Form 10-K	17

Business | Conservatorship and Treasury Agreements

of the risks relating to our limited and declining capital reserves and our dividend obligations to Treasury on the senior preferred stock.
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
In December 2015, as part of a funding bill, Congress enacted legislation prohibiting Treasury from disposing of its Fannie Mae and Freddie Mac senior preferred stock until January 1, 2018, unless legislation is enacted that includes specific instruction for its disposition.
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

•	issuing subordinated debt;

Fannie Mae 2016 Form 10-K	18

Business | Conservatorship and Treasury Agreements

•
entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements for any of our executive officers (as defined by Securities and Exchange Commission (“SEC”) rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury; and

•	seeking or permitting the termination of our conservatorship, other than in connection with a receivership.
We also are subject to limits, which are described below, on the amount of mortgage assets that we may own and the total amount of our indebtedness.

•
Mortgage Asset Limit. We are restricted in the amount of mortgage assets that we may own. Pursuant to the August 2012 amendment to the agreement, the maximum allowable amount of our mortgage assets was reduced to $650 billion on December 31, 2012 and, on each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion in 2018. Our mortgage asset limit under the agreement was $339.3 billion as of December 31, 2016 and will be $288.4 billion as of December 31, 2017. For purposes of the agreement, the definition of mortgage asset is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Based on this definition, our mortgage assets were $272.4 billion as of December 31, 2016. We disclose the amount of our mortgage assets on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our website and announced in a press release.

In 2014, FHFA requested that we cap the portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions. To comply with FHFA’s request, we reduced our mortgage portfolio to $272.4 billion as of December 31, 2016, below the $305.4 billion cap requested by FHFA. See “MD&A—Retained Mortgage Portfolio” for more information about our retained mortgage portfolio.

•
Debt Limit. We are subject to a limit on the amount of our indebtedness. Our debt limit in 2016 was $479.0 billion and in 2017 is $407.2 billion. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. The definition of indebtedness for purposes of our debt cap is based on the par value of each applicable loan and does not reflect the impact of consolidation of variable interest entities. Under this definition, our indebtedness as of December 31, 2016 was $328.8 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our website and announced in a press release.

Annual Risk Management Plan Covenant. We are required to provide an annual risk management plan to Treasury each year we remain in conservatorship. Each plan is required to set out our strategy for reducing our risk profile, describe the actions we will take to reduce the financial and operational risk associated with each of our business segments, and include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2016.
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

Fannie Mae 2016 Form 10-K	19

Business | Legislation and Regulation

Legislation and Regulation
Housing Finance Reform
Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. We describe below recent actions and statements relating to housing finance reform from the Administration and Congress, as well as actions our conservator has been taking to further housing finance reform.
Administration Developments
The previous Administration endorsed the wind down of Fannie Mae and Freddie Mac through a responsible transition and the enactment of comprehensive housing finance reform legislation. The current Administration has not articulated a formal position on housing finance reform or the future of the GSEs; however, the Treasury Secretary indicated in his confirmation hearing that he is focused on housing finance reform and a solution to the current status of Fannie Mae and Freddie Mac.
Legislative Developments
Several bills were introduced and considered in the Senate and the House of Representatives in prior sessions of Congress relating to housing finance reform. The current session of Congress began in January 2017. The current Chairman of the Senate Committee on Banking, Housing and Urban Affairs and the current Chairman of the House Committee on Financial Services have both stated that passing comprehensive housing finance reform is a priority of their committees. Accordingly, we expect Congress to continue to consider housing finance reform legislation in the current congressional session that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. As a result, there continues to be significant uncertainty regarding the future of our company. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.
Conservator Developments and Strategic Goals
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
Beginning in 2012, FHFA has released annual corporate performance objectives for Fannie Mae and Freddie Mac, referred to as the conservatorship scorecard. The conservatorship scorecard details the specific priorities each year for implementing FHFA’s strategic goals. Some of the actions we are taking pursuant to the mandates of the scorecards are helping to build the policies and infrastructure for a safer and sustainable housing finance system. FHFA’s conservatorship scorecards in recent years have included objectives relating to credit risk transfer transactions, development of a common securitization platform for Fannie Mae and Freddie Mac, development of a single mortgage-backed security for Fannie Mae and Freddie Mac, and mortgage data standardization initiatives.
For several years, FHFA’s conservatorship scorecards have included objectives relating to the development of a common securitization platform that can be used to perform certain aspects of the securitization process and the development of a single mortgage-backed security for Fannie Mae and Freddie Mac. FHFA’s 2017 conservatorship scorecard states that the common securitization platform and single security are significant, multi-year initiatives, and FHFA expects these inter-related projects to remain ongoing conservatorship priorities. More information on these initiatives is provided below.
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

Fannie Mae 2016 Form 10-K	20

Business | Legislation and Regulation

proprietary systems for securitizing mortgages and performing associated back office and administrative functions. In addition, FHFA has specified that the design of the common securitization platform should allow for the integration of additional market participants in the future.
In 2014, Fannie Mae and Freddie Mac executed three agreements relating to the governance and operation of CSS, and appointed a chief executive officer and four members of the CSS Board of Managers, two each from Fannie Mae and Freddie Mac. CSS currently operates as a separate company from us and Freddie Mac, with funding and limited administrative support services and other resources provided to it by us and Freddie Mac. In November 2016, Fannie Mae, Freddie Mac and CSS entered into a Customer Services Agreement that sets forth the terms under which CSS will provide securitization services to us and Freddie Mac.
In November 2016, Freddie Mac began using the common securitization platform for some activities relating to the issuance of its current single-class fixed-rate mortgage-backed securities. We continue to work with FHFA, Freddie Mac and CSS on building and testing the common securitization platform, as well as on implementing required changes to our systems and operations to integrate with the common securitization platform. In addition, we continue to consult with an industry advisory group on the common securitization platform and single security.
Single Security. Since 2014, we, Freddie Mac and FHFA have been working on developing and implementing a single mortgage-backed security for Fannie Mae and Freddie Mac. FHFA has determined that the following features will apply to these single securities:

•
Fannie Mae and Freddie Mac will each issue and guarantee single securities directly backed by mortgage loans it has acquired, referred to as first-level securities, and will not cross-guarantee each other’s first-level securities;

•	mortgage loans backing first-level single securities will be limited to fixed-rate mortgage loans now eligible for financing through the “To-Be-Announced” (“TBA”) market;

•	Fannie Mae and Freddie Mac will each be able to issue second-level single securities, also referred to as resecuritizations, backed by first- or second-level securities issued by either company;

•	the key features of the new single security will be the same as those of the current Fannie Mae MBS;

•	the loan- and security-level disclosures for single securities will closely resemble those of Freddie Mac participation certificates (“Freddie Mac PCs”); and

•
investors in Freddie Mac PCs will have the option to exchange legacy Freddie Mac PCs for comparable single securities backed by the same mortgage loans; there will not be an exchange option for legacy Fannie Mae MBS because FHFA expects investors to treat them as fungible with the single securities.

In December 2016, FHFA announced that it expects to announce in the first quarter of 2017 a timeframe for implementation of the single security by Fannie Mae and Freddie Mac.
Historically, Fannie Mae MBS has had a trading advantage over comparable Freddie Mac PCs. One of FHFA’s stated objectives in developing a single security is to reduce the costs to Freddie Mac and taxpayers that result from differences in liquidity of Fannie Mae MBS and Freddie Mac PCs. As the implementation date of the single security approaches, some Fannie Mae MBS and comparable Freddie Mac PCs have traded closer to or at parity. See “Risk Factors” for a discussion of the risks to our business associated with a single security for Fannie Mae and Freddie Mac.
For more information on FHFA’s 2017 conservatorship scorecard objectives, see our Current Report on Form 8-K filed with the SEC on December 16, 2016. For information on actions we took in 2016 pursuant to FHFA’s 2016 conservatorship scorecard, see “Executive Compensation—Compensation Discussion and Analysis—Determination of 2016 Compensation—Assessment of Corporate Performance on 2016 Conservatorship Scorecard.”
Charter Act
Fannie Mae is a shareholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act, which we refer to as the Charter Act or our charter. We were initially established in 1938.
The Charter Act defines our mission of providing liquidity, increasing stability and promoting affordability in the residential mortgage market. Specifically, the Charter Act states that our purposes are to:

•	provide stability in the secondary market for residential mortgages;

Fannie Mae 2016 Form 10-K	21

Business | Legislation and Regulation

•	respond appropriately to the private capital market;

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

The Charter Act also sets forth the activities that we are permitted to conduct and describes our general corporate powers. We summarize these provisions of the Charter Act below.

•
Purchase and securitization of mortgage loans. Our charter permits us to purchase and securitize mortgage loans secured by single-family and multifamily properties. We are also authorized to service, sell, lend on the security of, and otherwise deal in mortgage loans.

•
Principal balance limitations. Single-family conventional mortgage loans that we purchase or securitize are subject to maximum original principal balance limits, known as “conforming loan limits.” The conforming loan limits are established each year based on the average prices of one-family residences. FHFA set the national conforming loan limit for mortgages that finance one-family residences at $424,100 for 2017, with higher limits for mortgages secured by two-family to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). In addition, higher loan limits of up to 150% of the otherwise applicable loan limit apply in designated high-cost areas. FHFA provides Fannie Mae with the designated high-cost areas annually. For 2006 to 2016, the national conforming loan limit for one-family residences was set at $417,000. The Charter Act does not impose maximum original principal balance limits on loans we purchase or securitize that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veterans Affairs (“VA”) or on multifamily mortgage loans that we purchase or securitize.

•
Credit enhancement requirements. The Charter Act generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize that has a loan-to-value (“LTV”) ratio over 80% at the time of purchase. The credit enhancement required by our charter may take the form of one or more of the following: (1) insurance or a guaranty by a qualified insurer on the portion of the unpaid principal balance of the mortgage that exceeds 80%; (2) a seller’s agreement to repurchase or replace the mortgage in the event of default; or (3) retention by the seller of at least a 10% participation interest in the mortgage. Regardless of LTV ratio, the Charter Act does not require us to obtain credit enhancement to purchase or securitize loans insured by FHA or guaranteed by the VA.

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

•
Limitations. We may not originate mortgage loans in the primary mortgage market. We also may not advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale

Fannie Mae 2016 Form 10-K	22

Business | Legislation and Regulation

of the mortgages in the secondary market. In addition, we may only purchase or securitize mortgages on properties located in the United States and its territories.
GSE Act and Other Regulation of Our Business
As a federally chartered corporation, we are subject to government regulation and oversight. FHFA is our primary regulator, and regulates our safety and soundness and our mission. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks (“FHLBs”). The Department of Housing and Urban Development (“HUD”) is our regulator with respect to fair lending matters. Our regulators also include the SEC and Treasury.
The GSE Act provides FHFA with safety and soundness authority that is comparable to and in some respects broader than that of the federal banking agencies. We describe below regulations applicable to us pursuant to the GSE Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislation. The current Administration and some members of Congress have indicated a desire to amend the Dodd-Frank Act. If the Dodd-Frank Act is amended, it could affect regulations currently applicable to us and our customers and counterparties.
Capital
We are required by the GSE Act to maintain sufficient capital to meet minimum and risk-based capital levels established by FHFA in order to be classified as “adequately capitalized.” However, because we are under conservatorship, FHFA has suspended our capital classifications and advised us that we will not be subject to corrective action requirements that would ordinarily result from our receiving a capital classification of “undercapitalized.” We continue to submit capital reports to FHFA and FHFA monitors our capital levels, but FHFA has stated that it does not intend to publish our risk-based capital level or our critical capital level during the conservatorship.

•
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

•
Risk-Based Capital. The GSE Act requires FHFA to establish risk-based capital requirements for Fannie Mae and Freddie Mac, to ensure that we operate in a safe and sound manner. Existing risk-based capital regulation under the GSE Act ties our capital requirements to the risk in our book of business, as measured by a stress test model. FHFA has discontinued stress test simulations under the existing rule. We continue to submit detailed profiles of our books of business to FHFA to support FHFA’s monitoring of our business activity and their research into future risk-based capital rules.

•
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

Stress Testing
The Dodd-Frank Act requires certain financial companies to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic conditions. Under FHFA regulations implementing this requirement, each year we are required to conduct a stress test using three different scenarios of financial conditions provided by FHFA: baseline, adverse and severely adverse. In conducting the stress test, we are required to calculate the impact of the scenario conditions on our capital levels and other

Fannie Mae 2016 Form 10-K	23

Business | Legislation and Regulation

specified measures of financial condition and performance over a period of at least nine quarters. In accordance with FHFA regulations, we submitted our most recent stress test results to FHFA and the Federal Reserve Board of Governors in May 2016 and published our most recent stress test results for the severely adverse scenario on our website in August 2016.
Portfolio
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
New Products and Activities
The GSE Act requires us to request FHFA’s approval before initially offering any new product, subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice before commencing any new activity. In July 2009, FHFA published an interim final rule implementing these provisions of the GSE Act. Subsequently, the then-Acting Director of FHFA concluded that permitting us to engage in new products was inconsistent with the goals of the conservatorship. FHFA therefore instructed us not to submit new product requests under the rule. In December 2016, FHFA published a final rule implementing our duty to serve three specified underserved markets, which is described below under “Duty to Serve Underserved Markets.” Among other things, the rule states that we may propose a new product for FHFA consideration if we determine that it would facilitate our duty to serve obligations and would be consistent with safety and soundness.
Prudential Management and Operations Standards
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
Affordable Housing Allocations
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
Executive Compensation
Fannie Mae’s Charter provides that the company has the power to pay compensation to our executives that the Board of Directors determines is reasonable and comparable with the compensation of executives performing similar duties in similar businesses, except that a significant portion of potential compensation must be based on

Fannie Mae 2016 Form 10-K	24

Business | Legislation and Regulation

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
In April 2016, FHFA reissued its portion of a proposed rule under Section 956 of the Dodd-Frank Act relating to incentive compensation. Section 956 requires that FHFA and other financial regulators issue rules or guidelines: (1) prohibiting incentive-based payment arrangements that the regulators determine encourage inappropriate risks by providing excessive compensation or that could lead to material financial loss; and (2) requiring enhanced disclosure and reporting of incentive-based compensation arrangements. The proposed rule provides that, while we are in conservatorship, FHFA will determine how to best fulfill the requirements and purpose of Section 956, taking into consideration the possible duration of the conservatorship, the nature of our governance, the need to attract and retain management and other talent, limitations on the ability to employ equity-like instruments as incentive-based compensation, and any other circumstances FHFA deems relevant.
For more information on our executive compensation program and regulatory and other legal requirements affecting our executive compensation, see “Executive Compensation.”
Fair Lending
The GSE Act requires the Secretary of HUD to assure that the GSEs meet their fair lending obligations. Among other things, HUD periodically reviews and comments on our underwriting and appraisal guidelines to ensure consistency with the Fair Housing Act.
Guaranty Fees
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 (“TCCA”) under which, at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. The revenue generated by this fee increase is paid to Treasury and helps offset the cost of a two-month extension of the payroll tax cut from January 1, 2012 through February 29, 2012. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated.
From time to time, FHFA establishes requirements for our guaranty fee pricing. In July 2016, FHFA advised us that, as a result of its recently completed comprehensive review of our guaranty fee levels for new acquisitions of single-family mortgages, FHFA, in its regulatory capacity, determined that it was necessary to set minimum base guaranty fees for us. FHFA’s objective is to ensure that guaranty fee reductions do not result in unsafe and unsound conditions. As a result, FHFA established minimum base guaranty fees that generally apply to our acquisitions of 30-year and 15-year fixed-rate loans in lender swap transactions. These new minimum base guaranty fees were implemented in November 2016.

Fannie Mae 2016 Form 10-K	25

Business | Legislation and Regulation

Housing Goals
We are subject to housing goals established by FHFA in accordance with the GSE Act. The housing goals establish specified requirements for our mortgage acquisitions relating to affordability or location. Our single-family performance is measured against the lower of benchmarks established by FHFA or goals-qualifying originations in the primary mortgage market. Multifamily goals are established as a number of units to be financed. We describe these goals and our 2015 performance against the goals below.
Single-Family Housing Goals
FHFA established the following single-family home purchase and refinance housing goal benchmarks for 2015 through 2017. A home purchase mortgage may be counted toward more than one home purchase benchmark.

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

•
Low-Income Areas Home Purchase Goal Benchmark: The benchmark level for our acquisitions of single-family owner-occupied purchase money mortgage loans for families in low-income areas is set annually by notice from FHFA, based on the benchmark level for the low-income areas home purchase subgoal (below), plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families (defined as income equal to or less than 100% of area median income) in designated disaster areas. FHFA set the overall low-income areas home purchase benchmark goal at 19% for 2015 and at 17% for 2016.

•
Low-Income and High-Minority Areas Home Purchase Subgoal Benchmark: At least 14% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to families in low-income census tracts or to moderate-income families in high-minority census tracts.

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
If we do not meet these benchmarks, we may still meet our goals. Our single-family housing goals performance is measured against both these benchmarks and against our share of goals-qualifying originations in the primary mortgage market after the release of data reported under the Home Mortgage Disclosure Act (“HMDA”), which is typically released each year in the fall. We are in compliance with the housing goals if we meet either the benchmarks or market share measures.
Multifamily Housing Goals
FHFA established the following multifamily goals and subgoals for 2015 through 2017.

•	Low-Income Families Goal: At least 300,000 multifamily units per year must be affordable to low-income families.

•	Very Low-Income Families Subgoal: At least 60,000 multifamily units per year must be affordable to very low-income families.

•
Small Affordable Multifamily Properties Subgoal: The subgoal for purchases of mortgages on small multifamily properties affordable to low-income families increases each year: 6,000 units in 2015; 8,000 units in 2016; and 10,000 units in 2017.

There is no market-based alternative measurement for the multifamily goal or subgoals.

Fannie Mae 2016 Form 10-K	26

Business | Legislation and Regulation

Performance Against Housing Goals
In December 2016, FHFA determined that we met three of our five single-family housing goals and all of our multifamily housing goals for 2015. Table 1 displays our performance for 2015 against our single-family housing benchmarks and market share measures, as well as our multifamily housing goals, as validated by FHFA.

Table 1: 2015 Housing Goals Performance
	2015
	Result	Benchmark	Single-Family Market Level
Single-family housing goals:(1)
Low-income families home purchases	23.5%	24%	23.6%
Very low-income families home purchases	5.6	6	5.8
Low-income areas home purchases	20.4	19	19.8
Low-income and high-minority areas home purchases	15.6	14	15.2
Low-income families refinancing	22.1	21	22.5

	2015
	Result	Goal
	(in units)
Multifamily housing goals:
Low-income families	307,510	300,000
Very low-income families	69,078	60,000
Small affordable multifamily properties	6,731	6,000

__________

(1)	Our single-family results and benchmarks are expressed as a percentage of the total number of eligible mortgages acquired during the period.
As shown in Table 1, FHFA determined that we did not meet the single-family low-income families and very-low income families home purchase goals for 2015. FHFA notified us that it determined that achievement of these goals by us was feasible, based on the size and composition of the conventional conforming primary mortgage market for 2015. However, FHFA also determined that, because this was the first year since 2013 that we did not achieve these goals and we missed the goals by narrow amounts, FHFA will not require us to submit a formal housing plan under the GSE Act.
We will report our performance with respect to the 2016 housing goals in March 2017. FHFA will issue a final determination on our 2016 performance after the release of data reported under HMDA later this year.
As described in “Risk Factors,” actions we may take to meet our housing goals and duty to serve requirements described below may increase our credit losses and credit-related expense.
Duty to Serve Underserved Markets
The GSE Act requires that we serve very low-, low-, and moderate-income families in three specified underserved markets: manufactured housing, affordable housing preservation and rural areas. In December 2016, FHFA published a final rule implementing our duty to serve these underserved markets. Under the rule, we are required to adopt an underserved markets plan for each underserved market covering a three-year period that sets forth the activities and objectives we will undertake to meet our duty to serve that market. The development of these plans is subject to a public notice and comment process, and the plans will require FHFA’s “non-objection” before becoming final. Under the current timetable set forth by FHFA, we anticipate our first underserved markets plans will become effective in 2018.
The types of activities that are eligible for duty to serve credit in each underserved market are summarized below:

•
Manufactured housing market. For the manufactured housing market, duty to serve credit will be available for eligible activities relating to manufactured homes (whether titled as real property or personal property (known as chattel)) and loans for specified categories of manufactured housing communities.

Fannie Mae 2016 Form 10-K	27

Business | Legislation and Regulation

•
Affordable housing preservation market. For the affordable housing preservation market, duty to serve credit will be available for eligible activities relating to preserving the affordability of housing for renters and buyers under specified programs enumerated in the GSE Act and other comparable affordable housing programs administered by state and local governments, subject to FHFA approval. Duty to serve credit will also be available for activities related to small (5 to 50 units) multifamily rental properties, energy efficiency improvements on existing multifamily rental and single-family first lien properties, certain shared equity homeownership programs, the purchase or rehabilitation of certain distressed properties, and activities under HUD’s Choice Neighborhoods Initiative and Rental Assistance Demonstration programs.

•
Rural housing market. For the rural housing market, duty to serve credit will be available for eligible activities related to housing in rural areas, including activities related to housing in high-needs rural regions and for high-needs rural populations.

FHFA could also approve duty to serve credit for additional activities identified in our underserved markets plans. Qualifying activities that promote residential economic diversity in one or more underserved markets could receive extra duty to serve credit. As provided under the rule, FHFA posted its proposed evaluation guidance in January 2017. The guidance communicates FHFA’s expectations regarding the development of the underserved markets plans and describes the annual process by which FHFA will evaluate our achievements under the underserved markets plans. Our performance results will be reported to Congress. If FHFA determines that we failed to meet the requirements of an underserved markets plan, it may result in the imposition of a housing plan.
Swap Transactions; Minimum Capital and Margin Requirements
The Dodd-Frank Act includes provisions requiring additional regulation of swap transactions. Because we are a user of interest rate swaps, the Dodd-Frank Act requires us, among other items, to submit new swap transactions for clearing to a derivatives clearing organization. Additionally, in October 2015, an inter-agency body of regulators issued a final rule under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. The first phase of this rule becomes applicable on March 1, 2017 and requires us to collect and provide collateral in excess of the amounts we have historically collected or provided relative to our level of activity, and changes the types of collateral that can be posted. The second phase of this rule is expected to become applicable on September 1, 2020 and will require additional collateral from us and our counterparties, which will increase the costs associated with hedging our retained mortgage portfolio.
Ability to Repay
The Dodd-Frank Act amended the Truth in Lending Act (“TILA”) to require creditors to determine that borrowers have a “reasonable ability to repay” most mortgage loans prior to making such loans. In 2013, the Consumer Financial Protection Bureau (the “CFPB”) issued a final rule under Regulation Z that, among others things, requires creditors to determine a borrower’s “ability to repay” a mortgage loan. If a creditor fails to comply, a borrower may be able to offset a portion of the amount owed in a foreclosure proceeding or recoup monetary damages. The rule offers several options for complying with the ability to repay requirement, including making loans that meet certain terms and characteristics (referred to as “qualified mortgages”), which may provide creditors and their assignees with special protection from liability. Generally, a loan will be a qualified mortgage under the rule if, among other things, (1) the points and fees paid in connection with the loan do not exceed 3% of the total loan amount, (2) the loan term does not exceed 30 years, (3) the loan is fully amortizing with no negative amortization, interest-only or balloon features and (4) the debt-to-income ratio on the loan does not exceed 43% at origination. The CFPB also defined a special class of conventional mortgage loans that will be qualified mortgages if they (1) meet the points and fees, term and amortization requirements of qualified mortgages generally and (2) are eligible for sale to Fannie Mae or Freddie Mac. This class of qualified mortgages expires on the earlier of January 10, 2021 or when the GSEs cease to be in conservatorship or receivership.
Although TILA does not apply to us, as we do not originate loans in the primary mortgage market, these rules apply to the lenders from which we acquire single-family mortgage loans. In May 2013, FHFA directed Fannie Mae and Freddie Mac to limit our acquisition of single-family loans to those loans that meet the points and fees, term and amortization requirements for qualified mortgages, or to loans that are exempt from the ability-to-repay rule, such as loans made to investors. This limitation applies to loans with application dates on or after January 10, 2014, the effective date of the ability-to-repay rule.

Fannie Mae 2016 Form 10-K	28

Business | Legislation and Regulation

Risk Retention
The Dodd-Frank Act requires financial regulators to jointly prescribe regulations requiring securitizers to retain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. In October 2014, an inter-agency body of regulators issued a final rule implementing this credit risk retention requirement. The final rule generally requires securitizers to retain at least 5% of the credit risk of the assets they securitize. The rule offers several compliance options, one of which is to have either Fannie Mae or Freddie Mac (so long as they are in conservatorship or receivership with capital support from the United States) securitize and fully guarantee the assets, in which case no further retention of credit risk is required. In addition, securities backed solely by mortgage loans meeting the definition of a “qualified residential mortgage” are exempt from the risk retention requirements of the rule. The rule defines “qualified residential mortgage” to have the same meaning as the term “qualified mortgage” as defined by the CFPB in connection with its ability-to-repay rule under Regulation Z discussed above. The final risk retention rule became effective on December 24, 2015 for single-family mortgage loans and on December 24, 2016 for multifamily mortgage loans.
TILA-RESPA Integrated Disclosure (“TRID”)
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
Receivership
Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts as they become due, in either case, for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and liabilities would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days thereafter. FHFA has advised us that if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the senior preferred stock purchase agreement, the Director of FHFA will not make a mandatory receivership determination.
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
The appointment of FHFA as receiver would immediately terminate the conservatorship. In the event of a receivership, the GSE Act requires FHFA, as the receiver, to organize a limited-life regulated entity with respect to Fannie Mae. Among other requirements, the GSE Act provides that this limited-life regulated entity:

•	would succeed to Fannie Mae’s charter and thereafter operate in accordance with and subject to such charter;

•	would assume, acquire or succeed to our assets and liabilities to the extent that such assets and liabilities are transferred by FHFA to the entity; and

•	would not be permitted to assume, acquire or succeed to any of our obligations to shareholders.
Placement into receivership would likely have a material adverse effect on holders of our common stock and preferred stock, and could have a material adverse effect on holders of our debt securities and Fannie Mae MBS.

Fannie Mae 2016 Form 10-K	29

Business | Legislation and Regulation

Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. For more information on the risks to our business relating to receivership and uncertainties regarding the future of our business, see “Risk Factors.”

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
During 2016, approximately 1,200 lenders delivered single-family mortgage loans to us. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2016, our top five lender customers, in the aggregate, accounted for approximately 30% of our single-family business volume, compared with approximately 29% in 2015. Wells Fargo Bank, N.A., together with its affiliates, was the only customer that accounted for 10% or more of our single-family business volume in 2016, with approximately 14%.

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
Competition to acquire mortgage assets is significantly affected by both our and our competitors’ pricing and eligibility standards, as well as investor demand for our and our competitors’ mortgage-related securities. Our competitive environment also may be affected by many other factors, such as new legislation or regulations. See “Legislation and Regulation” and “Risk Factors” for information on matters that could affect our business and competitive environment.
Our competitors for the acquisition of single-family mortgage assets are financial institutions and government agencies that manage residential mortgage credit risk or invest in residential mortgage loans, including Freddie Mac, FHA, the VA, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans and VA-guaranteed loans), the FHLBs, U.S. banks and thrifts, securities dealers, insurance companies, pension funds, investment funds and other mortgage investors. Our primary competitors for the issuance of single-family mortgage-related securities are Freddie Mac and Ginnie Mae, as many private market competitors dramatically reduced or ceased their activities in the single-family secondary mortgage market following the 2008 housing crisis. For the acquisition of multifamily mortgage assets and the issuance of multifamily mortgage-related securities, we primarily compete with Freddie Mac, life insurers, U.S. banks and thrifts, other institutional investors, Ginnie Mae and private-label issuers of commercial mortgage-backed securities. See “Executive Summary—2016 Market Share” for a discussion of our market share compared with that of our competitors in 2016.
We also compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the FHLBs.

Fannie Mae 2016 Form 10-K	30

Business | Employees

Employees
As of January 31, 2017, we employed approximately 7,000 personnel, including full-time and part-time employees, term employees and employees on leave.

Where You Can Find Additional Information
We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website address is www.fanniemae.com. Materials that we file with the SEC are also available from the SEC’s website, www.sec.gov. You may also request copies of any filing from us, at no cost, by calling the Fannie Mae Fixed-Income Securities Helpline at 1-800-2FANNIE (1-800-232-6643), Option 2, or by writing to Fannie Mae, Attention: Fixed-Income Securities, 3900 Wisconsin Avenue, NW, Area 2H-3N, Washington, DC 20016.
All references in this report to our website addresses or the website address of the SEC are provided solely for your information. Information appearing on our website or on the SEC’s website is not incorporated into this annual report on Form 10-K.

Forward-Looking Statements
This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” “will” or similar words. Examples of forward-looking statements in this report include, but are not limited to, statements relating to our expectations regarding the following matters:

•	our profitability and financial results, and the factors that will affect our profitability and financial results;

•	our revenues and the factors that will affect our revenues;

•	our business plans and strategies and the impact of such plans and strategies;

•	our capital reserves and our dividend payments to Treasury;

•	our payments to HUD and Treasury funds under the GSE Act;

•	the consequences of our conservatorship and possible receivership;

•	the impact of legislation, regulation and accounting guidance on our business or financial results, including the impact of corporate income tax legislation and impairment accounting guidance;

•	housing and mortgage market conditions, including home price appreciation, and the impact of such conditions on our financial results;

•	the risks to our business;

•	our credit losses and loss reserves;

•	our serious delinquency rates and foreclosures;

•	our engagement in credit risk transfer transactions and the effects of those transactions;

•	factors that will affect or mitigate our credit risk exposure;

•	the performance of the loans in our book of business and factors that will affect such performance;

•	our single-family loan acquisitions and the credit risk profile of such acquisitions; and

•	factors that will affect our liquidity and ability to meet our debt obligations and factors relating to our liquidity contingency plans.
Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in

Fannie Mae 2016 Form 10-K	31

Business | Forward-Looking Statements

the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.
There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; future legislative and regulatory requirements or changes affecting us, such as the enactment of housing finance reform legislation or corporate income tax reform legislation; actions by FHFA, Treasury, HUD or other regulators that affect our business; the timing and level of, as well as regional variation in, home price changes; changes in interest rates, including negative interest rates; changes in unemployment rates and other macroeconomic and housing market variables; our future guaranty fee pricing and the impact of that pricing on our competitive environment and guaranty fee revenues; the size, composition and quality of our guaranty book of business and retained mortgage portfolio; our market share; the life of the loans in our guaranty book of business; challenges we face in retaining and hiring qualified executives and other employees; our future serious delinquency rates; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; actions we may be required to take by FHFA, in its role as our conservator or as our regulator, such as changes in the type of business we do or implementation of a single security for Fannie Mae and Freddie Mac; limitations on our business imposed by FHFA, in its role as our conservator or as our regulator; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; disruptions in the housing and credit markets; significant changes in modification and foreclosure activity; the volume and pace of future nonperforming loan sales and their impact on our results and serious delinquency rates; changes in borrower behavior; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; defaults by one or more institutional counterparties; resolution or settlement agreements we may enter into with our counterparties; our need to rely on third parties to fully achieve some of our corporate objectives; our reliance on mortgage servicers; changes in GAAP; guidance by the Financial Accounting Standards Board (“FASB”); future changes to our accounting policies; changes in the fair value of our assets and liabilities; operational control weaknesses; our reliance on models; future updates to our models, including the assumptions used by these models; the level and volatility of interest rates and credit spreads; changes in the fiscal and monetary policies of the Federal Reserve, including any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities or any future sales of such securities; changes in the structure and regulation of the financial services industry; credit availability; global political risks; natural disasters, environmental disasters, terrorist attacks, pandemics or other major disruptive events; information security breaches or threats; and those factors described in “Risk Factors.”
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
Item 1A. Risk Factors
Refer to “MD&A—Risk Management” and “MD&A—Business Segments” for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.
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

Fannie Mae 2016 Form 10-K	32

Risk Factors

Risks Relating To Our Business
The future of our company is uncertain.
There continues to be significant uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, how long we will be in conservatorship, what form we will have and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated, and whether we will continue to exist following conservatorship. The conservatorship is indefinite in duration and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Our conservatorship could terminate through a receivership. Termination of the conservatorship, other than in connection with a receivership, requires Treasury’s consent under the senior preferred stock purchase agreement.
The previous Administration endorsed the wind down of Fannie Mae and Freddie Mac through a responsible transition and the enactment of comprehensive housing finance reform legislation. The current Administration has not articulated a formal position on housing finance reform or the future of the GSEs; however, the Treasury Secretary indicated in his confirmation hearing that he is focused on housing finance reform and a solution to the current status of Fannie Mae and Freddie Mac.
Last year, Congress continued to consider legislation that could materially affect our business if enacted. We expect that Congress will continue to consider legislation that could result in significant changes in our structure and role in the future, including proposals that would result in Fannie Mae’s liquidation or dissolution. Congress or FHFA may also consider legislation or regulation aimed at increasing the competition we face, reducing our market share, expanding our obligations to provide funds to Treasury or constraining our business operations. We cannot predict the prospects for the enactment, timing or final content of housing finance reform legislation or other legislation related to our activities.
We may not have sufficient capital reserves to avoid a net worth deficit if we experience a comprehensive loss in a future quarter. If we have a net worth deficit in a future quarter, we will be required to draw funds from Treasury in order to avoid being placed into receivership.
As a result of the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount, which is $600 million for each quarter of 2017 and decreases to zero in 2018. Because we are permitted to retain only $600 million in capital reserves through 2017, we may not have sufficient reserves to avoid a net worth deficit if we experience a comprehensive loss in a future quarter. In addition, beginning in 2018, we are not permitted to retain any capital reserves against losses in subsequent quarters; therefore, if we have a comprehensive loss for a quarter we will also have a net worth deficit for that quarter.
We have experienced and expect to continue to experience volatility in our financial results from period to period due to a number of factors, particularly changes in market conditions that result in fluctuations in the estimated fair value of the financial instruments, such as derivatives and certain securities, that we mark to market through our earnings. Our credit-related income or expense also can vary substantially from period to period based on a number of factors such as changes in actual and expected home prices, fluctuations in interest rates, borrower payment behavior, the types and volume of our loss mitigation activities, the volume of foreclosures completed, and redesignations of loans from HFI to HFS. Accordingly, although we expect to remain profitable on an annual basis for the foreseeable future, the potential volatility in our financial results, which may be significant from quarter to quarter, could result in a net worth deficit in a future quarter.
In addition, other factors such as legislative actions or changes in accounting standards could result in a net worth deficit in a future quarter. For example:

•
The current Administration proposes reducing the U.S. corporate income tax rate. Under applicable accounting standards, a significant reduction in the U.S. corporate income tax rate would require that we record a substantial reduction in the value of our deferred tax assets in the quarter in which the legislation is enacted. Thus, if legislation significantly lowering the U.S. corporate income tax rate is enacted, we expect to incur a significant net loss and net worth deficit for the quarter in which the legislation is enacted and we could potentially incur a net loss for that year.

Fannie Mae 2016 Form 10-K	33

Risk Factors

•
In June 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments, which will become effective January 1, 2020 with early adoption permitted on January 1, 2019. We are continuing to evaluate the impact of this guidance on our consolidated financial statements, including the timing of adoption. The adoption of this guidance will decrease, perhaps substantially, our retained earnings and increase our allowance for loan losses, which could result in a net worth deficit for the quarter in which we adopt the guidance.

For any quarter for which we have a net worth deficit, we will be required to draw funds from Treasury under the senior preferred stock purchase agreement in order to avoid being placed into receivership. As of the date of this filing, the maximum amount of remaining funding under the agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us under the agreement. Accordingly, if we experience multiple quarters of net worth deficits, the amount of remaining funding available under the senior preferred stock purchase agreement could be significantly reduced from its current level.
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
A receivership would terminate the conservatorship. In addition to the powers FHFA has as our conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our shareholders and creditors may have against our assets or under our charter arising from their status as shareholders or creditors, except for their right to payment, resolution or other satisfaction of their claims as permitted under the GSE Act. If we are placed into receivership and do not or cannot fulfill our guaranty to the holders of our Fannie Mae MBS, there may be significant delays of any payments to our MBS holders, and the MBS holders could become unsecured creditors of ours with respect to claims made under our guaranty to the extent the mortgage collateral underlying the Fannie Mae MBS is insufficient to satisfy the claims of the MBS holders.
In the event of a liquidation of our assets, only after payment of the administrative expenses of the receiver and the immediately preceding conservator, the secured and unsecured claims against the company (including repaying all outstanding debt obligations), and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. We believe that in the event of a liquidation of our assets it is unlikely that there would be sufficient proceeds to make any distribution to holders of our preferred stock or common stock, other than possibly to Treasury as a holder of our senior preferred stock.
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

Fannie Mae 2016 Form 10-K	34

Risk Factors

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
In many cases, the amount of compensation we pay our senior executives is significantly less than the compensation of executives in similar roles at many companies in our comparator group. Limitations on our ability to increase executive compensation to market levels for the foreseeable future puts us at greater risk of attrition, and also hampers our ability to recruit new executives. Moreover, limitations on our ability to offer market-based compensation makes succession planning difficult. In particular, the limit on the annual direct compensation of our Chief Executive Officer to $600,000 significantly elevates our risk that we will not be able to retain our Chief Executive Officer and negatively affects our succession planning and our ability to attract qualified candidates for this critical role.
We face competition from within the financial services industry and from businesses outside of the financial services industry for qualified executives and other employees. Additionally, with an improving economy, attractive opportunities have become available to our executives and other employees. Our competitors for talent are generally not subject to the same limitations on executive compensation. The constraints on our executive compensation could adversely affect our ability to attract and retain qualified candidates.
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

Fannie Mae 2016 Form 10-K	35

Risk Factors

our single-family loan acquisitions changes, and FHFA does not approve requested changes to our pricing grids in response to these changes, it could adversely affect our financial results and condition. In addition, if FHFA directs us to change our pricing in any manner—including increases or decreases in our base guaranty fees or our loan-level price adjustments—it could result in a decrease in our guaranty fee revenues in future periods, a decrease in our single-family business volume or a negative impact on the credit risk profile of our new single-family acquisitions, any of which could adversely affect our financial results and condition.
Because we are under the control of our conservator, our business objectives may not be consistent with the investment objectives of our investors. We may be required by our conservator to engage in activities that are operationally difficult, costly to implement or unprofitable, or that may adversely affect our financial results or the credit risk profile of our book of business. FHFA has changed our business objectives significantly since we entered conservatorship, and could make additional changes at any time. Actions we take to meet FHFA’s strategic goals and objectives for our conservatorship could adversely affect our financial results. For example, FHFA’s conservatorship scorecards in recent years have included objectives relating to the development of a single security for Fannie Mae and Freddie Mac. As the implementation date of the single security approaches, some Fannie Mae MBS and comparable Freddie Mac PCs have traded closer to or at parity. If our market share declines in the future due to this trend or other factors, it could adversely affect our financial results. In addition, FHFA’s conservatorship scorecards have included objectives relating to the sale of nonperforming loans in our book of business. These transactions could result in the sale of mortgage loans we hold at prices below the levels recorded in our financial statements or the sale of loans that may be more financially advantageous for us to hold. Moreover, we are devoting significant resources to meeting FHFA’s goals for our conservatorship and expect to continue to do so.
The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own under the agreement. In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. Pursuant to the senior preferred stock purchase agreement, the maximum allowable amount of mortgage assets we were permitted to own as of December 31, 2016 was $339.3 billion, and on each December 31 thereafter, our mortgage assets may not exceed 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year until the amount of our mortgage assets reaches $250 billion. In addition, FHFA has requested that we further cap our mortgage assets each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury.
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
The conservatorship and agreements with Treasury have had, and will continue to have, a material adverse effect on our common and preferred shareholders.
We do not know when or how the conservatorship will terminate. Moreover, even if we are released from conservatorship, we remain subject to the terms of the senior preferred stock purchase agreement, senior preferred stock and warrant, which can only be canceled or modified with the consent of Treasury. The conservatorship and agreements with Treasury have had, and will continue to have, material adverse effects on our common and preferred shareholders, including the following:
No voting rights during conservatorship. The rights and powers of our shareholders are suspended during conservatorship. During conservatorship, our common shareholders do not have the ability to elect directors or to vote on other matters unless the conservator delegates this authority to them.

Fannie Mae 2016 Form 10-K	36

Risk Factors

No dividends to common or preferred shareholders, other than to Treasury. Our conservator announced in September 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock, while we are in conservatorship. In addition, under the terms of the senior preferred stock purchase agreement, dividends may not be paid to common or preferred shareholders (other than on the senior preferred stock) without the prior written consent of Treasury, regardless of whether we are in conservatorship.
Our profits are distributed to Treasury. As described in a risk factor above, pursuant to the dividend provisions of the senior preferred stock and quarterly directives from our conservator, we are obligated to pay Treasury each quarter any dividends declared consisting of the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount, which will decrease to zero in 2018. As a result, our net income is not available to common shareholders or preferred shareholders other than Treasury as holder of the senior preferred stock.
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
Exercise of the Treasury warrant would substantially dilute investment of current shareholders. If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then-existing common shareholders will be substantially diluted, and we would thereafter have a controlling shareholder.
No longer managed for the benefit of shareholders. Because we are in conservatorship, we are no longer managed with a strategy to maximize shareholder returns.
For additional description of the conservatorship and our agreements with Treasury, see “Business—Conservatorship and Treasury Agreements.”
We may incur significant credit losses and credit-related expenses on the loans in our mortgage credit book of business, which could materially adversely affect our earnings, financial condition and net worth.
We are exposed to a significant amount of mortgage credit risk on our $3.1 trillion mortgage credit book of business, which includes mortgage assets that back our guaranteed Fannie Mae MBS, mortgage assets in our retained mortgage portfolio and credit enhancements we provide. Borrowers of mortgage loans that we own or guaranty may fail to make required payments of principal and interest on their mortgage loans, exposing us to the risk of credit losses and credit-related expenses.
Although we strengthened our underwriting and eligibility standards in late 2008 and 2009, we continue to have loans in our book of business that were originated under our prior standards. As of December 31, 2016, 12% of our single-family conventional guaranty book of business consisted of loans acquired prior to 2009 and another 16% consisted of Refi Plus loans, which represent refinancings of loans that were originated prior to June 2009. Moreover, some of the loans we acquired prior to 2009 that remain in our single-family book of business as of December 31, 2016 have certain characteristics that expose us to greater credit risk than other types of mortgage loans, such as Alt-A loans (3% of our single-family conventional guaranty book), interest-only loans (2% of our single-family conventional guaranty book) and loans with FICO credit scores at origination of less than 620 (2% of our single-family conventional guaranty book). In addition, 16% of our single-family conventional guaranty book of business as of December 31, 2016 consisted of loans with original LTV ratios greater than 90%, which may pose a higher credit risk than loans with lower LTV ratios. We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management,” and we present information on our 2016 credit-related expenses and credit losses in “MD&A—Consolidated Results of Operations—Credit-Related Income (Expense).” The credit performance of loans in our book of business could deteriorate in the future, particularly if we experience national or regional declines in home prices, weakening economic conditions or high

Fannie Mae 2016 Form 10-K	37

Risk Factors

unemployment, resulting in higher credit losses and credit-related expenses. Increases in our credit-related expenses would reduce our earnings and adversely affect our financial condition and net worth.
While we use certain credit enhancements to mitigate some of our potential future credit losses, these credit enhancements may provide less protection than we expect for a number of reasons. Some of the credit enhancements we use, such as mortgage insurance and credit insurance risk transfer transactions, are subject to the risk that the counterparties may not meet their obligations to us. Our credit risk transfer transactions have limited terms (typically 10 or 12.5 years), after which they provide limited or no further credit protection on the covered loans. Due to differences in accounting, there also could be a significant lag between the time when we recognize a provision for credit losses and when we recognize the related recovery from our CAS transactions. While a credit expense on a loan in a reference pool for a CAS transaction is recorded when it is probable that we have incurred a loss, for our CAS issued beginning in 2016, a recovery is recorded when an actual loss event occurs. In addition, it is uncertain if there will be adequate demand for our credit risk transfer transactions over the long term to meet our goals for these transactions. Moreover, our credit risk transfer transactions are not designed to shield us from all losses because we retain a portion of the risk of future losses on loans covered by these transactions, including all or a portion of the first loss risk in most transactions.
The processing of foreclosures of single-family loans continues to be slow in some states, which has negatively affected our foreclosure timelines and our single-family serious delinquency rate. We also believe the slow pace of foreclosures in certain states is contributing to a slower recovery of those housing markets.
A failure in our operational systems or infrastructure, or those of third parties, could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation.
Shortcomings or failures in our internal processes, people, data management or systems could disrupt our business or have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations. Such a failure could result in legislative or regulatory intervention or sanctions, liability to customers, financial losses, business disruptions and damage to our reputation. For example, our business is highly dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions, many of which are highly complex, across numerous and diverse markets and in an environment in which we must adapt to changing external conditions. These transactions are subject to various legal, accounting and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions or manage associated data with reliability and integrity. In addition, we rely on information provided by third parties in processing many of our transactions; that information may be incorrect or we may fail to properly manage or analyze it or properly monitor its data quality.
We rely upon business processes that are highly dependent on people, technology and equipment, data and the use of numerous complex systems and models to manage our business and produce books and records upon which our financial statements and risk reporting are prepared. This reliance increases the risk that we may be exposed to financial, reputational or other losses as a result of inadequately designed internal processes or data management architecture, inflexible technology or the failure of our systems. While we continue to enhance our technology, infrastructure, operational controls and organizational structure in order to reduce our operational risk, these actions may not be effective to manage these risks and may create additional operational risk as we execute these enhancements. In addition, our use of third-party service providers for some of our business functions increases the risk that an operational failure by a third party will adversely affect us.
Our ability to manage and aggregate data may be limited by the effectiveness of our policies, programs, processes, systems and practices that govern how data is acquired, validated, stored, protected, processed and shared. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.
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

Fannie Mae 2016 Form 10-K	38

Risk Factors

transactions or manage our exposure to risk, and could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations.
Substantially all of our employees and business operations functions are consolidated in two metropolitan areas: Washington, DC and Dallas, Texas. As a result of this concentration of our employees and facilities, a catastrophic event at either location, such as a terrorist attack, natural disaster, extreme weather event or disease pandemic could impact our ability to operate notwithstanding the business continuity plans and facilities that we have in place. Although we have an out-of-region data center for disaster recovery, this data center will take several days to become operational in the event it becomes necessary as a result of the catastrophic loss of our in-region data center. Moreover, because of the concentration of our employees in the Washington, DC and Dallas metropolitan areas, if a regional disruption occurs in one of these areas, our employees may not be not able to occupy our facilities, work remotely, or communicate with or travel to other locations. Accordingly, we may not be able to successfully implement our contingency plans if a catastrophic event occurs, which could materially adversely affect our ability to conduct our business and lead to financial losses.
A breach of the security of our systems or facilities, or those of third parties with which we do business, including as a result of cyber attacks, could damage or disrupt our business or result in the disclosure or misuse of confidential information, which could damage our reputation, increase our costs and cause losses.
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including proprietary, confidential or personal information that is subject to privacy laws, regulations or contractual obligations. Information security risks for large institutions like us have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct or automate financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state-sponsored actors. These actors may fraudulently entice users to provide unauthorized access to our systems, network and data. From time to time we have been, and likely will continue to be, the target of attempted cyber attacks, computer viruses, malicious code, phishing attacks, denial of service attacks and other information security threats. To date, we have not experienced any material losses relating to cyber attacks; however, we could suffer such losses in the future and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, our prominent size and scale and our role in the financial services industry, the outsourcing of some of our business operations, and the interconnectivity and interdependence of third parties to our systems.
Although we take measures to protect the security of our software and network-enabled computers and systems, our software, computers and systems may be vulnerable to cyber attacks, breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The occurrence of such an event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss or destruction of confidential and other information that belongs to us, our customers, our counterparties, third-party service providers or borrowers that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers or systems, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations. This could result in significant losses, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Although we maintain insurance coverage relating to cybersecurity risks, our insurance may not be sufficient to provide adequate loss coverage in all circumstances.
Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the external storage and processing of our information, as well as customer, counterparty and borrower information, including on cloud-based systems. While we engage in actions to mitigate our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss or destruction of data or other cybersecurity incidents with increased costs and consequences to us such as those described above.

Fannie Mae 2016 Form 10-K	39

Risk Factors

Our concurrent implementation of multiple new initiatives may increase our operational risk and result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting.
We are currently implementing a number of initiatives in furtherance of our goals to better serve our customers’ needs, improve our business efficiency and help to build a sustainable housing finance system, including initiatives implementing FHFA’s conservatorship scorecard objectives. The magnitude of the many new initiatives we are undertaking may increase our operational risk. Many of these initiatives involve significant changes to our business processes, systems and infrastructure, and present significant operational challenges for us. For example, we are working with FHFA and Freddie Mac on a multi-year effort to build a common securitization platform to eventually replace some of our current securitization infrastructure and to issue a single security on this platform. This initiative, in coordination with related internal infrastructure upgrades, is expected to result in significant changes to our current systems and operations, and involves a high degree of complexity. While implementation of each individual initiative creates operational challenges, implementing multiple initiatives during the same time period significantly increases these challenges. Due to the operational complexity associated with these changes and the limited time periods for implementing them, we believe there is a risk that implementing these changes could result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period. If this were to occur, we could experience material errors in our reported financial results. In addition, FHFA, Treasury, other agencies of the U.S. government or Congress may require us to take actions in the future that could further increase our operational risk.
We may undertake efforts that adversely affect our business, results of operations, financial condition, liquidity and net worth.
In conservatorship our business is no longer managed with a strategy to maximize shareholder returns while fulfilling our mission. FHFA’s current strategic goals for our conservatorship are described in “Business—Legislation and Regulation—Housing Finance Reform—Conservator Developments and Strategic Goals.” In pursuit of the goals prescribed by our conservator, we are taking a variety of actions that could adversely affect our economic returns, possibly significantly, such as modifying loans to help struggling borrowers; expanding our underwriting and eligibility requirements to increase access to mortgage credit; increasing our use of credit risk transfer transactions, which effectively reduces the guaranty fee income we retain on the covered loans; and preparing to issue a single security. We may also be asked to take additional efforts in support of our conservator’s goals in the future that could adversely affect our economic returns. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth.
Other agencies of the U.S. government or Congress also may ask us to undertake significant efforts to support the housing and mortgage markets, as well as struggling homeowners. They may also ask us to take actions in support of other goals. These actions may adversely affect our financial results and condition. For example, in December 2011 Congress enacted the TCCA under which, at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. The revenue generated by this fee increase is paid to Treasury and helps offset the cost of a two-month extension of the payroll tax cut in 2012.
We are also required by the GSE Act to undertake efforts in support of the housing market that could adversely affect our financial results and condition. For example, we are subject to housing goals under the GSE Act that require that a portion of the mortgage loans we acquire must be for low- and very-low income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. FHFA’s 2015 to 2017 housing goals include higher benchmarks for most of the goals than those that were applicable in prior years. In addition, in December 2016, FHFA issued a final rule to implement our new duty to serve very low-, low- and moderate-income families in three underserved markets: manufactured housing, affordable housing preservation and rural areas. We will be required to make changes to our business and our acquisitions in the future to comply with our new duty to serve obligations. We may take actions to meet our housing goals and duty to serve obligations that could adversely affect our profitability. For example, we may acquire loans that offer lower expected returns on our investment than our other loan acquisitions and that may potentially increase our credit losses and credit-related expenses. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The potential penalties for failure to comply with housing plan requirements

Fannie Mae 2016 Form 10-K	40

Risk Factors

include a cease-and-desist order and civil money penalties. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business” for more information on our housing goals and duty to serve underserved markets.
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
We believe that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Due to the current composition of our retained mortgage portfolio, including the significant amount of distressed assets in our portfolio, there would likely be insufficient market demand for large amounts of the mortgage-related assets in our portfolio over a prolonged period of time, which would limit our ability to borrow against or sell these assets. To the extent that we are able to obtain funding by pledging or selling mortgage-related securities as collateral, we anticipate that a discount would be applied that would reduce the value assigned to those securities. Depending on market conditions at the time, this discount could result in proceeds significantly lower than the current market value of these securities and could thereby reduce the amount of financing we obtain.
A decrease in the credit ratings on our senior unsecured debt could have an adverse effect on our ability to issue debt on reasonable terms, particularly if such a decrease were not based on a similar action on the credit ratings of the U.S. government. A decrease in our credit ratings also could trigger additional collateral requirements under our derivatives contracts.
A reduction in our credit ratings could materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Credit ratings on our senior unsecured debt, as well as the credit ratings of the U.S. government, are primary factors that could affect our borrowing costs and our access to the debt capital markets. Credit ratings on our debt are subject to revision or withdrawal at any time by the rating agencies. Actions by governmental entities impacting the support we receive from Treasury could adversely affect the credit ratings on our senior unsecured debt. As of December 31, 2016, our long-term debt was rated “AA+” by Standard & Poor’s Ratings Services (“S&P”), “Aaa” by Moody’s Investors Services (“Moody’s”) and “AAA” by Fitch Ratings Limited (“Fitch”).
Because we rely on the U.S. government for capital support, in recent years, when a rating agency has taken an action relating to the U.S. government’s credit rating, they have taken a similar action relating to our ratings at

Fannie Mae 2016 Form 10-K	41

Risk Factors

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
A reduction in our credit ratings may also trigger additional collateral requirements under our derivative contracts because a majority of our over-the-counter (“OTC”) derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in our OTC derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position as of December 31, 2016 was $1.6 billion, for which we posted collateral of $1.4 billion in the normal course of business. If our senior unsecured debt had been downgraded to AA or Aa1, or even to AA- or Aa2, we would not have been required to post any additional collateral under these agreements as of December 31, 2016. If all of the credit-risk-related contingency features underlying these agreements had been triggered, an additional $258 million would have been required either to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2016. A reduction in our credit ratings also could cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivative contracts. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”
One or more of our institutional counterparties may fail to fulfill their contractual obligations to us, resulting in financial losses, business disruption and decreased ability to manage risk.
We routinely enter into a high volume of transactions with counterparties in the financial services industry. We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with mortgage servicers that service the loans we hold in our retained mortgage portfolio or that back our Fannie Mae MBS; mortgage sellers and servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances; credit guarantors that provide credit enhancements on the mortgage assets that we hold in our retained mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, credit insurance risk transfer counterparties, financial guarantors and multifamily lenders with risk sharing arrangements; custodial depository institutions that hold principal and interest payments for loans in our retained mortgage portfolio and for MBS certificateholders, as well as collateral posted by derivatives counterparties, mortgage sellers and mortgage servicers; the financial institutions that issue the investments held in our cash and other investments portfolio; and derivatives counterparties.
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
An institutional counterparty may default in its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, changes in its servicer rating, a reduction in liquidity, operational failures or insolvency. Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business or manage the risks to our business, which could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.
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

Fannie Mae 2016 Form 10-K	42

Risk Factors

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
Our servicers also have an active role in our loss mitigation efforts. Our ability to actively manage the troubled loans that we own or guarantee, and to implement our homeownership assistance and foreclosure prevention efforts quickly and effectively, is limited by our reliance on our mortgage servicers. A decline in servicer performance on loss mitigation could adversely affect our credit performance, which could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, three of our mortgage insurer counterparties who are currently not approved to write new business—PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—are currently under various forms of supervised control by their state regulators and are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and process claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will pay claims only in part or fail to pay claims at all under existing insurance policies. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 71.5% of claims under its mortgage insurance policies in cash and is deferring the remaining 28.5%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay their deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us its previously outstanding deferred payment obligations; however, RMIC has not paid us interest on its deferred payment obligations and remains in run-off and under the supervisory control of its state regulator. PMI, Triad and RMIC provided a combined $8.0 billion, or 6%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2016.
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

Fannie Mae 2016 Form 10-K	43

Risk Factors

Challenges to the MERS® company, system and processes could pose operational, reputational and legal risks for us.
MERSCORP Holdings, Inc. (“MERSCORP”) is a privately held company that maintains an electronic registry (the “MERS System”) that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, can serve as a nominee for the owner of a mortgage loan and, in that role, become the mortgagee of record for the loan in local land records. Fannie Mae sellers and servicers may choose to use MERS as a nominee; however, we have prohibited servicers from initiating foreclosures on Fannie Mae loans in MERS’s name. A large portion of the loans we own or guarantee are registered in MERS’s name and the related servicing rights are tracked in the MERS System. The MERS System is widely used by participants in the mortgage finance industry. Along with a number of other organizations in the mortgage finance industry, we are a shareholder of MERSCORP. In 2016, Intercontinental Exchange, Inc. acquired a majority equity position in MERSCORP.
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
In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. In April 2011, federal banking regulators and FHFA announced a consent order with MERS and MERSCORP to address significant weaknesses in, among other things, oversight, management supervision and corporate governance at MERS and MERSCORP that were uncovered as part of the regulators’ review of mortgage servicers’ foreclosure processing. Failures by MERS or MERSCORP to apply prudent and effective process controls and to comply with legal and other requirements could pose counterparty, operational, reputational and legal risks for us. If investigations or new regulation or legislation restricts servicers’ use of MERS, our counterparties may be required to record all mortgage transfers in land records, incurring additional costs and time in the recordation process. The legal challenges against MERS and MERSCORP remain ongoing. The outcome of these legal challenges could adversely affect our business, results of operations or financial condition.
Changes in accounting standards and policies can be difficult to predict and can materially impact how we record and report our financial results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or the SEC changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. In addition, FHFA provides guidance that affects our adoption or implementation of financial accounting or reporting standards. These changes can be difficult to predict and expensive to implement, and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance, such as the new impairment guidance issued in June 2016 described above and in “Note 1, Summary of Significant Accounting Policies—New Accounting Guidance,” could have a material adverse effect on our financial results or net worth and result in or contribute to the need for additional draws from Treasury under the senior preferred stock purchase agreement.
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

Fannie Mae 2016 Form 10-K	44

Risk Factors

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

Fannie Mae 2016 Form 10-K	45

Risk Factors

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
If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management decisions, including decisions affecting loan purchases, management of credit losses, guaranty fee pricing, and asset and liability management. Any of these decisions could adversely affect our business, results of operations, liquidity, net worth and financial condition. Furthermore, strategies we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable.
Changes in interest rates or our loss of the ability to manage interest rate risk successfully could adversely affect our financial results and condition, and increase interest rate risk.
We fund our operations primarily through the issuance of debt and invest our funds primarily in mortgage-related assets that permit mortgage borrowers to prepay their mortgages at any time. These business activities expose us to market risk, which is the risk of loss resulting from adverse changes in the value of financial instruments caused by changes in market conditions. Market risk includes interest rate risk, which is the risk of loss from adverse changes in the value of our assets or liabilities or our future earnings due to changes in interest rates. We describe these risks in more detail in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.” Changes in interest rates affect both the value of our mortgage assets and prepayment rates on our mortgage loans.
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
Changes in interest rates also can affect our credit losses. When interest rates increase, our credit losses from loans with adjustable payment terms may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default, particularly for adjustable-rate loans with interest-only features. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan. Similarly, many borrowers may have additional debt obligations, such as home equity lines of credit and second liens, that also have adjustable payment terms. If a borrower’s payment on his or her other debt obligations increases due to rising interest rates or a change in amortization, it increases the risk that the borrower may default on a loan we own or guarantee. In addition to increasing the risk of future borrower defaults, rising interest rates reduce

Fannie Mae 2016 Form 10-K	46

Risk Factors

expected future loan prepayments, which lengthens the expected life of our individually impaired loans and therefore increases our impairment related to concessions we have provided on those loans.
While we have not experienced negative interest rates in the United States, some central banks in Europe and Asia have cut interest rates below zero. If U.S. interest rates were to fall below zero, it could negatively impact our financial results and increase our operational risk.
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

Fannie Mae 2016 Form 10-K	47

Risk Factors

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
Global economic conditions can also adversely affect our business and financial results. Changes or volatility in market conditions resulting from deterioration in or uncertainty regarding global economic conditions can adversely affect the value of our assets, which could materially adversely affect our results of operations, net worth and financial condition. For example, concerns about the impact of Brexit contributed to a decline in interest rates in the second quarter of 2016. This decline in interest rates contributed to the fair value losses on our derivatives in the second quarter of 2016. Global economic conditions also could negatively affect the credit performance of the loans in our book of business.
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
Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. A decline in mortgage debt outstanding reduces the unpaid principal balance of mortgage loans available for us to acquire, which in turn could reduce our net interest income. Even if we were able to increase our share of the secondary mortgage market, it may not be sufficient to make up for a decline in the rate of growth in mortgage originations.
Mortgage interest rates also affect our business volume. Rising interest rates generally result in fewer mortgage originations, particularly for refinances. An increase in interest rates, particularly if the increase is sudden and steep, could significantly reduce our business volume. Significant reductions in our business volume could adversely affect our results of operations and financial condition. In December 2016, the Federal Reserve raised the target range for the federal funds rate and stated that it expects economic conditions to evolve in a manner that will warrant only gradual increases in the federal funds rate. The Federal Reserve may increase rates at a faster rate than it is currently expecting. Moreover, the Federal Reserve’s federal funds rate path is not the only factor that affects long-term interest rates. Accordingly, our business remains subject to the risk of sudden and steep interest rate increases.
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

Fannie Mae 2016 Form 10-K	48

Risk Factors

concluded its asset purchase program in October 2014. Since concluding its asset purchase program, the Federal Reserve has maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities; therefore, it has continued to purchase a significant amount of agency mortgage-backed securities. In a statement issued in February 2017, the Federal Reserve indicated that it anticipates maintaining its current reinvestment policy “until normalization of the level of the federal funds rate is well under way.” Any change in the Federal Reserve’s policy towards the reinvestment of principal payments of mortgage-backed securities, or possible future sales of mortgage-backed securities by the Federal Reserve, could result in increases in mortgage interest rates, adversely affect our business volume and reduce demand for Fannie Mae MBS, which could adversely affect our business, results of operations, financial condition, liquidity and net worth.
Changing regulations applicable to U.S. banks could materially adversely affect demand by banks for our debt securities and Fannie Mae MBS in the future.
U.S. banking regulators have issued a number of new regulations in recent years, including regulations relating to capital requirements, liquidity requirements, stress testing and other matters. These new requirements could materially adversely affect demand by U.S. banks for our debt securities and Fannie Mae MBS in the future and could limit the ability of banks to create markets for our debt securities and Fannie Mae MBS, which could adversely affect the price of those securities and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. For example, U.S. banking regulators issued a regulation that became effective January 1, 2015 setting minimum liquidity standards for large U.S. banks generally in accordance with Basel III standards. Under the rule, U.S. banks subject to the standards are required to hold a minimum level of high-quality liquid assets based on projections of their short-term cash needs. The debt and mortgage-related securities of Fannie Mae and Freddie Mac are permitted to count toward only up to 40% of the banks’ high-quality liquid asset requirement, and then only after applying a 15% discount to the market value of those securities. U.S. banks currently hold large amounts of our outstanding debt and MBS securities, and prior U.S. banking regulations did not limit the amount of these securities that banks were permitted to count toward their liquidity requirements. Accordingly, this rule could materially adversely affect demand by banks for Fannie Mae debt securities and Fannie Mae MBS in the future and could limit the ability of banks to create markets for our debt securities and Fannie Mae MBS.
The Dodd-Frank Act and regulatory changes in the financial services industry may negatively impact our business.
The Dodd-Frank Act has significantly changed the regulation of the financial services industry. This legislation is affecting and is expected to continue to affect many aspects of our business and could affect us in substantial and unforeseeable ways. The Dodd-Frank Act and related regulatory changes have required us to change certain business practices, limit the types of products we offer and incur additional costs. Additionally, implementation of this legislation has resulted in and is expected to continue to result in increased supervision and more comprehensive regulation of our customers and counterparties in the financial services industry, which may have a significant impact on the business practices of our customers and counterparties, as well as on our counterparty credit risk. The Dodd-Frank Act’s impact on our customers’ and counterparties’ business practices could indirectly adversely affect our business. For example, if our customers reduce the amount of their mortgage originations, it would adversely affect the number of mortgages available for us to purchase or guarantee.
Examples of aspects of the Dodd-Frank Act and related regulatory changes that have affected us or may affect us in the future include: rules requiring the clearing of certain derivatives transactions and margin and capital rules for uncleared derivative trades, which impose additional costs on us; the CFPB’s “ability-to-repay” rule, which has limited the types of products we offer and could impact the volume of loans sold to us in the future; and the development of single-counterparty credit limit regulations, which could cause our customers to change their business practices.
The Dodd-Frank Act also established the Financial Stability Oversight Council to ensure that all financial companies—not just banks—whose failure could pose a threat to the financial stability of the United States will be subject to strong oversight. Under the Dodd-Frank Act, the Financial Stability Oversight Council is responsible for designating systemically important nonbank financial companies. It is possible that we could be designated as a systemically important nonbank financial company by the Financial Stability Oversight Council, although we have not received any notification of possible designation. If this were to occur, we would become subject to regulation by the Federal Reserve Board, which could impose stricter prudential standards on us.

Fannie Mae 2016 Form 10-K	49

Risk Factors

The current Administration and some members of Congress have indicated a desire to amend the Dodd-Frank Act. If the Dodd-Frank Act is amended, it could affect regulations currently applicable to us and our customers and counterparties. We cannot predict the prospects for the enactment of amendments to the Dodd-Frank Act or how they might impact our business or our customers and counterparties.
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
Legislative, regulatory or judicial actions at the federal, state or local level could negatively impact our business, results of operations, financial condition or net worth. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional costs on us and diverting management attention or other resources. For example, we could be affected by legislative or regulatory changes that expand our or our servicers’ responsibility and liability for securing, maintaining or otherwise overseeing vacant properties prior to foreclosure, which could increase our costs. We also could be affected by state laws and court decisions granting new or expanded priority rights to homeowners associations over our mortgages, which could adversely affect our ability to recover our losses on affected loans. In addition, as described above, our business could be materially adversely affected by legislative and regulatory actions relating to housing finance reform, corporate income tax reform or the financial services industry, or by legal or regulatory proceedings.
The occurrence of a major natural or other disaster in the United States could negatively impact our credit losses and credit-related expenses.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
We own or lease ten office facilities in the Washington, DC area with a total square footage of approximately 2,161,000 square feet.
In January 2015, we entered into a lease for a future principal office in a building to be built at 1100 15th Street, NW, Washington, DC. Accordingly, we sold our current principal office located at 3900 Wisconsin Ave, NW, Washington, DC, as well as two other Washington, DC office facilities, in November 2016. We currently occupy these three facilities pursuant to lease arrangements.
We also maintain approximately 680,000 square feet of office space in leased premises in Dallas, Texas and other locations in the United States.

Fannie Mae 2016 Form 10-K	50

Legal Proceedings

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
We record accruals for legal claims when losses associated with those claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item. If certain of these matters are determined against us, FHFA or Treasury it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
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
One of the remaining lawsuits is against Nomura Holding America Inc., RBS Securities Inc. and certain related entities and individuals. On May 15, 2015, the U.S. District Court for the Southern District of New York entered a final judgment in the Nomura action, holding the defendants liable for claims brought under state and federal securities laws. On June 10, 2015, defendants in the Nomura action appealed this judgment to the U.S. Court of Appeals for the Second Circuit, which heard oral argument on November 18, 2016. The judgment, if affirmed in full, requires defendants to pay Fannie Mae $27 million and Freddie Mac $779 million, and requires Fannie Mae and Freddie Mac to deliver the securities at issue in the complaint to the defendants. In addition, if the judgment is affirmed in full, defendants are required to pay $33 million to cover attorneys’ fees and costs for both us and Freddie Mac.
The other remaining lawsuit is against The Royal Bank of Scotland Group PLC and certain related entities and individuals, and is pending in the U.S. District Court for the District of Connecticut.
Senior Preferred Stock Purchase Agreements Litigation
Between June 2013 and October 2016, several lawsuits were filed by preferred and common stockholders of Fannie Mae and Freddie Mac in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia, the U.S. District Court for the Southern District of Iowa, the U.S. District Court for the Northern District of Iowa, the U.S. District Court for the District of Delaware, the U.S. District Court for the Eastern District of Kentucky, the U.S. District Court for the Northern District of Illinois, the U.S. District Court for the Western District of Texas and the U.S. District Court for the Southern District of Texas against one or more of the United States, Treasury and FHFA, challenging actions taken by the defendants relating to the senior preferred stock purchase agreements and the conservatorships of Fannie Mae and Freddie Mac. Some of these lawsuits also contain claims against Fannie Mae and Freddie Mac. The legal claims being advanced by one or more of these lawsuits include challenges to the net worth sweep dividend provisions of the senior preferred stock that were implemented pursuant to the August 2012 amendments to the agreements, the payment of dividends to Treasury under the net worth sweep dividend provisions, and FHFA’s decision to require Fannie Mae and Freddie Mac to draw funds from Treasury in order to pay dividends to Treasury prior to the August 2012 amendments. The

Fannie Mae 2016 Form 10-K	51

Legal Proceedings

plaintiffs seek various forms of equitable and injunctive relief, including rescission of the August 2012 amendments, as well as damages.
On September 30, 2014, the U.S. District Court for the District of Columbia dismissed all but one of the cases then pending before that court. The plaintiffs in each of the dismissed cases filed a notice of appeal and on October 27, 2014, the U.S. Court of Appeals for the D.C. Circuit consolidated these appeals. The plaintiffs in the case that was not dismissed by the court voluntarily dismissed their lawsuit on October 31, 2014. On February 3, 2015, the U.S. District Court for the Southern District of Iowa dismissed the case pending before it. On April 15, 2016, the U.S. Court of Appeals for the D.C. Circuit heard oral argument on the consolidated appeals. On September 9, 2016, the U.S. District Court for the Eastern District of Kentucky dismissed the case pending before it. The plaintiff in that case filed a notice of appeal and the appeal was docketed on November 17, 2016. A case filed in the U.S. District Court for the District of Columbia in June 2016, after the dismissal of the initial set of cases filed in that court, was dismissed on December 19, 2016. The matters where Fannie Mae is a named defendant are described below or in “Note 18, Commitments and Contingencies.”
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

Fannie Mae 2016 Form 10-K	52

Legal Proceedings

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

Quarter	High	Low
2015
First Quarter	$3.51	$2.05
Second Quarter	2.96	2.27
Third Quarter	2.72	2.00
Fourth Quarter	2.70	1.58
2016
First Quarter	$1.83	$0.98
Second Quarter	2.48	1.26
Third Quarter	2.08	1.57
Fourth Quarter	5.00	1.61
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

Fannie Mae 2016 Form 10-K	53

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
Statutory Restrictions. Under the GSE Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the Charter Act and the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized. The Director of FHFA, however, may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
Holders
As of January 31, 2017, we had approximately 12,000 registered holders of record of our common stock. In addition, as of January 31, 2017, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended December 31, 2016, we did not issue any equity securities.
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
We are providing our website address solely for your information. Information appearing on our website is not incorporated into this report.
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2016.

Fannie Mae 2016 Form 10-K	54

Selected Financial Data

Item 6. Selected Financial Data
The selected consolidated financial data displayed below are summarized from our results of operations for the five-year period ended December 31, 2016, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with the MD&A included in this annual report on Form 10-K.

	For the Year Ended December 31,
	2016		2015		2014		2013		2012
	(Dollars in millions)
Statement of operations data:
Net revenues(1)	$22,261		$22,757		$25,855		$26,334		$22,988
Net income attributable to Fannie Mae	12,313		10,954		14,208		83,963		17,224
New business purchase data:
New business purchases(2)	$637,425		$515,541		$409,834		$759,535		$867,387
Performance ratios:
Net interest yield(3)	0.67%		0.68%		0.63%		0.70%		0.68%
Credit loss ratio (in basis points)(4)	12.0	bps	35.0	bps	19.4	bps	14.7	bps	48.2	bps

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Balance sheet data:
Investments in securities	$48,925	$60,138	$62,158	$68,939	$103,876
Mortgage loans, net of allowance(5)	3,079,753	3,019,644	3,019,494	3,026,240	2,949,406
Total assets	3,287,968	3,221,917	3,248,176	3,270,108	3,222,422
Short-term debt	35,579	71,950	106,572	74,449	108,716
Long-term debt	3,226,737	3,125,721	3,115,583	3,160,074	3,080,801
Total liabilities	3,281,897	3,217,858	3,244,456	3,260,517	3,215,198
Senior preferred stock	117,149	117,149	117,149	117,149	117,149
Preferred stock	19,130	19,130	19,130	19,130	19,130
Total Fannie Mae stockholders’ equity	6,071	4,030	3,680	9,541	7,183
Net worth surplus	6,071	4,059	3,720	9,591	7,224

Fannie Mae 2016 Form 10-K	55

Selected Financial Data

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Book of business data:
Mortgage credit book of business(6)	$3,102,503	$3,065,955	$3,091,102	$3,136,765	$3,116,842
Guaranty book of business(7)	3,092,271	3,043,141	3,056,219	3,090,538	3,039,457
Credit quality:
Total troubled debt restructurings on accrual status	$127,494	$140,964	$145,294	$141,227	$136,064
Total nonaccrual loans(8)	44,450	49,412	64,959	83,606	114,833
Total loss reserves	23,929	28,774	38,173	47,290	62,629
Total loss reserves as a percentage of total guaranty book of business	0.77%	0.95%	1.25%	1.53%	2.06%
Total loss reserves as a percentage of total nonaccrual loans	53.83	58.23	58.76	56.56	54.54
__________

(1)	Consists of net interest income and fee and other income.

(2)
New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps.

(3)	Calculated based on net interest income for the period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

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

(8)
We generally classify single-family loans as nonaccrual when the payment of principal or interest on the loan is 60 days or more past due. Multifamily loans are placed on nonaccrual status when the loan becomes 90 days or more past due according to its contractual terms or is deemed individually impaired. See “Note 1, Summary of Significant Accounting Policies” for more information about our policies on nonaccrual loans.

Fannie Mae 2016 Form 10-K	56

MD&A | Critical Accounting Policies and Estimates

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this MD&A in conjunction with our consolidated financial statements as of December 31, 2016 and related notes to the consolidated financial statements, and with “Business—Executive Summary.” Please also see “Glossary of Terms Used in This Report.”

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

Fannie Mae 2016 Form 10-K	57

MD&A | Critical Accounting Policies and Estimates

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
We have an established process, using analytical tools, benchmarks and management judgment, to determine our loss reserves. Our process for determining our loss reserves is complex and involves significant management judgment. Although our loss reserve process benefits from extensive historical loan performance data, this process is subject to risks and uncertainties, including a reliance on historical loss information that may not be representative of current conditions. We continually monitor prepayment, delinquency, modification, default and loss severity trends and periodically make changes in our historically developed assumptions and estimates as necessary to better reflect present conditions, including current trends in borrower risk, general economic trends, changes in risk management practices, and changes in public policy and the regulatory environment. We also consider the recoveries that we expect to receive on mortgage insurance and other loan-specific credit

Fannie Mae 2016 Form 10-K	58

MD&A | Critical Accounting Policies and Estimates

enhancements entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction, as such recoveries reduce the severity of the loss associated with defaulted loans.
We provide more detailed information on our accounting for the allowance for loan losses in “Note 1, Summary of Significant Accounting Policies.”
Single-Family Loss Reserves
We establish a specific single-family loss reserve for individually impaired loans, which includes loans we restructure in troubled debt restructurings (“TDRs”), certain nonperforming loans in MBS trusts and acquired credit-impaired loans that have been further impaired subsequent to acquisition. The single-family loss reserve for individually impaired loans represents the majority of our single-family loss reserves due to the high volume of restructured loans. We typically measure impairment based on the difference between our recorded investment in the loan and the present value of the estimated cash flows we expect to receive, which we calculate using the effective interest rate of the original loan or the effective interest rate at acquisition for an acquired credit-impaired loan. However, when foreclosure is probable on an individually impaired loan, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expect to receive. When a loan has been restructured or modified, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate.
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

Fannie Mae 2016 Form 10-K	59

MD&A | Consolidated Results of Operations

Table 2: Summary of Consolidated Results of Operations
	For the Year Ended December 31,			Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
Net interest income	$21,295	$21,409	$19,968	$(114)	$1,441
Fee and other income	966	1,348	5,887	(382)	(4,539)
Net revenues	22,261	22,757	25,855	(496)	(3,098)
Investment gains, net	1,256	1,336	936	(80)	400
Fair value losses, net	(1,081)	(1,767)	(4,833)	686	3,066
Administrative expenses	(2,741)	(3,050)	(2,777)	309	(273)
Credit-related income (expense):
Benefit for credit losses	2,155	795	3,964	1,360	(3,169)
Foreclosed property expense	(644)	(1,629)	(142)	985	(1,487)
Total credit-related income (expense)	1,511	(834)	3,822	2,345	(4,656)
TCCA fees	(1,845)	(1,621)	(1,375)	(224)	(246)
Other expenses, net	(1,028)	(613)	(478)	(415)	(135)
Income before federal income taxes	18,333	16,208	21,150	2,125	(4,942)
Provision for federal income taxes	(6,020)	(5,253)	(6,941)	(767)	1,688
Net income	12,313	10,955	14,209	1,358	(3,254)
Less: Net income attributable to noncontrolling interest	—	(1)	(1)	1	—
Net income attributable to Fannie Mae	$12,313	$10,954	$14,208	$1,359	$(3,254)
Total comprehensive income attributable to Fannie Mae	$11,665	$10,628	$14,738	$1,037	$(4,110)
Net Interest Income
We have two primary sources of net interest income: (1) the guaranty fees we receive for managing the credit risk on loans underlying Fannie Mae MBS held by third parties; and (2) the difference between interest income earned on the assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets.
Guaranty fees consist of two primary components: (1) base guaranty fees that we receive over the life of the loan; and (2) upfront fees that we receive at the time of loan acquisition primarily related to single-family loan level pricing adjustments and other fees we receive from lenders, which are amortized over the contractual life of the loan. We recognize almost all of our guaranty fee revenue in net interest income due to the consolidation of the substantial majority of loans underlying our Fannie Mae MBS in consolidated trusts on our balance sheet. Those guaranty fees are the primary component of the difference between the interest income on loans in consolidated trusts and the interest expense on the debt of consolidated trusts.
Table 3 displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Table 4 displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Fannie Mae 2016 Form 10-K	60

MD&A | Consolidated Results of Operations

Table 3: Analysis of Net Interest Income and Yield
	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$228,786	$9,376	4.10%	$257,870	$9,728	3.77%	$286,042	$10,285	3.60%
Mortgage loans of consolidated trusts	2,838,453	95,266	3.36	2,794,050	97,971	3.51	2,769,418	101,835	3.68
Total mortgage loans(1)	3,067,239	104,642	3.41	3,051,920	107,699	3.53	3,055,460	112,120	3.67
Mortgage-related securities	69,561	2,743	3.94	109,749	4,880	4.45	143,934	6,713	4.66
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(48,131)	(1,868)	3.88	(76,250)	(3,351)	4.39	(98,778)	(4,572)	4.63
Total mortgage-related securities, net	21,430	875	4.08	33,499	1,529	4.56	45,156	2,141	4.74
Non-mortgage-related securities(2)	54,355	261	0.48	46,498	71	0.15	35,184	34	0.10
Federal funds sold and securities purchased under agreements to resell or similar arrangements	27,917	141	0.51	31,173	60	0.19	33,631	32	0.10
Advances to lenders	4,583	102	2.23	4,063	83	2.04	3,454	78	2.26
Total interest-earning assets	$3,175,524	$106,021	3.34%	$3,167,153	$109,442	3.46%	$3,172,885	$114,405	3.61%
Interest-bearing liabilities:
Short-term funding debt	$51,270	$202	0.39%	$88,885	$145	0.16%	$86,866	$92	0.11%
Long-term funding debt	305,945	6,946	2.27	339,181	7,561	2.23	398,876	8,508	2.13
Total funding debt	357,215	7,148	2.00	428,066	7,706	1.80	485,742	8,600	1.77
Debt securities of consolidated trusts	2,883,364	79,446	2.76	2,845,123	83,678	2.94	2,824,638	90,409	3.20
Elimination of Fannie Mae MBS held in retained mortgage portfolio	(48,131)	(1,868)	3.88	(76,250)	(3,351)	4.39	(98,778)	(4,572)	4.63
Total debt securities of consolidated trusts held by third parties	2,835,233	77,578	2.74	2,768,873	80,327	2.90	2,725,860	85,837	3.15
Total interest-bearing liabilities	$3,192,448	$84,726	2.65%	$3,196,939	$88,033	2.75%	$3,211,602	$94,437	2.94%
Net interest income/net interest yield		$21,295	0.67%		$21,409	0.68%		$19,968	0.63%

	As of December 31,
	2016	2015	2014
Selected benchmark interest rates:
3-month LIBOR	1.00%	0.61%	0.26%
2-year swap rate	1.45	1.18	0.90
5-year swap rate	1.98	1.74	1.77
10-year swap rate	2.34	2.19	2.28
30-year Fannie Mae MBS par coupon rate	3.13	3.00	2.83
__________

(1)
Average balance includes mortgage loans on nonaccrual status. Typically, interest income on nonaccrual mortgage loans is recognized when cash is received. Interest income not recognized for loans on nonaccrual status was $1.3 billion, $1.6 billion and $1.8 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Includes cash equivalents.

Fannie Mae 2016 Form 10-K	61

MD&A | Consolidated Results of Operations

Table 4: Rate/Volume Analysis of Changes in Net Interest Income
	2016 vs. 2015			2015 vs. 2014
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(352)	$(1,151)	$799	$(557)	$(1,046)	$489
Mortgage loans of consolidated trusts	(2,705)	1,539	(4,244)	(3,864)	899	(4,763)
Total mortgage loans	(3,057)	388	(3,445)	(4,421)	(147)	(4,274)
Total mortgage-related securities, net	(654)	(506)	(148)	(612)	(532)	(80)
Non-mortgage-related securities(2)	190	14	176	37	13	24
Federal funds sold and securities purchased under agreements to resell or similar arrangements	81	(7)	88	28	(2)	30
Advances to lenders	19	11	8	5	13	(8)
Total interest income	$(3,421)	$(100)	$(3,321)	$(4,963)	$(655)	$(4,308)
Interest expense:
Short-term funding debt	$57	$(81)	$138	$53	$2	$51
Long-term funding debt	(615)	(752)	137	(947)	(1,317)	370
Total funding debt	(558)	(833)	275	(894)	(1,315)	421
Total debt securities of consolidated trusts held by third parties	(2,749)	2,238	(4,987)	(5,510)	1,651	(7,161)
Total interest expense	$(3,307)	$1,405	$(4,712)	$(6,404)	$336	$(6,740)
Net interest income	$(114)	$(1,505)	$1,391	$1,441	$(991)	$2,432
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.
Net interest income and net interest yield decreased in 2016 compared with 2015 primarily due to a decline in the average balance of our retained mortgage portfolio as we continued to reduce this portfolio pursuant to the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s additional portfolio cap. The average balance of our retained mortgage portfolio was 19% lower in 2016 compared with 2015. See “Retained Mortgage Portfolio” for more information about our retained mortgage portfolio. The decrease in net interest income due to the decline in our portfolio was almost entirely offset by an increase in guaranty fee income primarily driven by: (1) loans with higher base guaranty fees comprising a larger part of our guaranty book of business in 2016 than in 2015; and (2) an increase in amortization income in 2016 as a lower interest rate environment during the first nine months of the year increased prepayments on mortgage loans of consolidated trusts, which accelerated the amortization of the cost basis adjustments on the loans and related debt.
Net interest income and net interest yield increased in 2015 compared with 2014 due to an increase in guaranty fee income primarily driven by: (1) an increase in amortization income as the lower interest rate environment in the first half of 2015 increased prepayments on mortgage loans of consolidated trusts, which accelerated the amortization of cost basis adjustments on the loans and related debt; and (2) loans with higher base guaranty fees comprising a larger part of our guaranty book of business in 2015 than in 2014. The increase in net interest income due to higher guaranty fee income was partially offset by a decline in the average balance of our retained mortgage portfolio, as we reduced the average balance of our retained portfolio by 15% in 2015. The increase in net interest yield was partially offset by the decline in the percentage of net interest income from our retained mortgage portfolio, which has a higher net interest yield than the net interest yield from guaranty fees.
We initially recognize mortgage loans and debt of consolidated trusts in our consolidated balance sheets at fair value. We recognize the difference between: (1) the initial fair value of the consolidated trust’s mortgage loans and debt and (2) the unpaid principal balance of these mortgage loans and debt as cost basis adjustments in our consolidated balance sheets. We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment over the contractual life of the loan or security as a component of net interest income. Net unamortized premiums on debt of consolidated trusts exceeded net unamortized premiums on the related mortgage loans of consolidated trusts by $34.7 billion as of December 31,

Fannie Mae 2016 Form 10-K	62

MD&A | Consolidated Results of Operations

2016, compared with $31.3 billion as of December 31, 2015. The amortization of this net premium position will contribute to our net interest income over time.
We had $10.4 billion in net unamortized discounts and other cost basis adjustments on mortgage loans of Fannie Mae included in our consolidated balance sheets as of December 31, 2016, compared with $11.8 billion as of December 31, 2015. This net discount position on mortgage loans was primarily recorded upon the acquisition of credit-impaired loans and the extent to which we may record them as income in future periods will be based on the actual performance of the loans.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. Fee and other income decreased in 2016 compared with 2015 primarily due to lower multifamily fees in 2016 driven by a decrease in yield maintenance income. In addition, we recognized lower technology fees in 2016 as a result of eliminating fees charged to our customers for using our Desktop Underwriter and Desktop Originator systems beginning in June 2015.
Fee and other income decreased in 2015 compared with 2014 primarily due to higher revenue recognized in 2014 as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us.
Investment Gains, Net
Investment gains, net primarily includes gains and losses recognized from the sale of available-for-sale (“AFS”) securities, sale of loans, gains and losses recognized on the consolidation and deconsolidation of securities, net other-than-temporary impairments recognized on our investments, and lower of cost or fair value adjustments on HFS loans. Investment gains, net in 2016, 2015 and 2014 were primarily driven by the sale of AFS securities.
Investment gains increased in 2015 compared with 2014 primarily due to higher sales volume of non-agency mortgage-related securities in 2015.
Fair Value Losses, Net
Table 5 displays the components of our fair value gains and losses.

Table 5: Fair Value Losses, Net
	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(1,125)	$(960)	$(1,062)
Net change in fair value during the period	2	(160)	(3,562)
Total risk management derivatives fair value losses, net	(1,123)	(1,120)	(4,624)
Mortgage commitment derivatives fair value gains (losses), net	288	(393)	(1,140)
Total derivatives fair value losses, net	(835)	(1,513)	(5,764)
Trading securities gains (losses), net	28	(368)	485
CAS debt gains (losses), net	(645)	28	221
Other, net(1)	371	86	225
Fair value losses, net	$(1,081)	$(1,767)	$(4,833)
_________

(1)	Consists of fair value gains and losses on non-CAS debt and mortgage loans.
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

Fannie Mae 2016 Form 10-K	63

MD&A | Consolidated Results of Operations

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

We recognized risk management derivative fair value losses for 2016 primarily as a result of a decrease in the fair value of our pay-fixed derivatives in the first half of 2016 due to declines in longer-term swap rates during the period. These losses were partially offset by an increase in the fair value of our pay-fixed derivatives in the second half of 2016 due to an increase in longer-term swap rates during the period.
We recognized risk management derivative fair value losses in 2015 and 2014 primarily as a result of decreases in the fair value of our pay-fixed derivatives due to declines in longer-term swap rates during each year.
Because risk management derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our interest rate risk profile and in conjunction with the other mark-to-market gains and losses presented in Table 5. For additional information on our use of derivatives to manage interest rate risk, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Interest Rate Risk Management.”
Mortgage Commitment Derivatives Fair Value Gains (Losses), Net
Certain commitments to purchase or sell mortgage-related securities and to purchase single-family mortgage loans are generally accounted for as derivatives. For open mortgage commitment derivatives, we include changes in their fair value in our consolidated statements of operations and comprehensive income. When derivative

Fannie Mae 2016 Form 10-K	64

MD&A | Consolidated Results of Operations

purchase commitments settle, we include the fair value of the commitment on the settlement date in the cost basis of the loan or security we purchase. When derivative commitments to sell securities settle, we include the fair value of the commitment on the settlement date in the cost basis of the security we sell. Purchases of securities issued by our consolidated MBS trusts are treated as extinguishments of debt; we recognize the fair value of the commitment on the settlement date as a component of debt extinguishment gains and losses in “Other expenses, net.” Sales of securities issued by our consolidated MBS trusts are treated as issuances of consolidated debt; we recognize the fair value of the commitment on the settlement date as a component of debt in the cost basis of the debt issued.
We recognized fair value gains on our mortgage commitments in 2016 primarily due to gains on commitments to sell mortgage-related securities driven by a decrease in prices as interest rates increased during commitment periods in the fourth quarter of 2016. This was partially offset by an increase in prices as interest rates declined during the commitment periods in the first nine months of the year.
We recognized fair value losses on our mortgage commitments in 2015 and 2014 primarily due to losses on commitments to sell mortgage-related securities driven by increases in prices as interest rates decreased during the commitment periods.
CAS Debt Fair Value Gains (Losses), Net
We enter into credit risk transfer transactions, including the issuance of CAS debt, in order to reduce the economic risk to us and to taxpayers of future borrower defaults. CAS debt we issued prior to 2016 is reported at fair value as “Debt of Fannie Mae” in our consolidated balance sheets. We recognized fair value losses on CAS debt reported at fair value in 2016 primarily due to tightening spreads between CAS yields and LIBOR. We recognized fair value gains on CAS debt reported at fair value in 2015 and 2014 primarily due to widening spreads between CAS yields and LIBOR. For further discussion of our credit risk transfer transactions, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”
Administrative Expenses
Administrative expenses decreased in 2016 compared with 2015 primarily due to the recognition of expenses related to the settlement of our defined benefit pension plan obligations in 2015. This settlement also caused the increase in administrative expenses in 2015 compared with 2014. The actuarial losses of $305 million, previously recorded in “Accumulated other comprehensive income,” were recognized in “Administrative expenses” and the associated tax amounts were recognized in “Provision for federal income taxes” in our consolidated statements of operations and comprehensive income for the year ended December 31, 2015.
Credit-Related Income (Expense)
We refer to our provision (benefit) for loan losses and provision (benefit) for guaranty losses collectively as our “provision (benefit) for credit losses.” Credit-related income (expense) consists of our provision (benefit) for credit losses and foreclosed property expense (income).
Provision (Benefit) for Credit Losses
Our total loss reserves provide for an estimate of credit losses incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans. We establish our loss reserves through our provision for credit losses for losses that we believe have been incurred and will eventually be realized over time in our financial statements. When we reduce our loss reserves, we recognize a benefit for credit losses. When we determine that a loan is uncollectible, typically upon foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short-sale), we recognize a charge-off against our loss reserves. For a subset of delinquent single-family loans, we charge off the portion of the loan that is deemed uncollectible prior to foreclosure when the loans have been delinquent for a specified length of time and meet specified mark-to-market LTV ratios. We also recognize a charge-off upon the redesignation of loans from HFI to HFS. We record recoveries of previously charged-off amounts as a reduction to charge-offs.
Table 6 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value

Fannie Mae 2016 Form 10-K	65

MD&A | Consolidated Results of Operations

losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. The fair value losses shown in Table 6 represent credit losses we expect to realize in the future or amounts that will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”

Table 6: Total Loss Reserves
	As of December 31,
	2016	2015
	(Dollars in millions)
Allowance for loan losses	$23,465	$27,951
Reserve for guaranty losses	370	639
Combined loss reserves	23,835	28,590
Other	94	184
Total loss reserves	23,929	28,774
Fair value losses previously recognized on acquired credit impaired loans(1)	6,627	8,083
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$30,556	$36,857
__________

(1)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets.

Fannie Mae 2016 Form 10-K	66

MD&A | Consolidated Results of Operations

Table 7: Changes in Combined Loss Reserves
	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Changes in combined loss reserves:
Beginning balance	$28,590	$36,787	$45,295	$60,026	$73,150
Benefit for credit losses	(2,155)	(795)	(3,964)	(8,949)	(852)
Charge-offs(1)	(3,334)	(9,864)	(6,589)	(9,017)	(15,313)
Recoveries	644	1,260	1,436	2,627	1,856
Other(2)	90	1,202	609	608	1,185
Ending balance	$23,835	$28,590	$36,787	$45,295	$60,026
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$23,639	$28,325	$36,383	$44,705	$58,809
Multifamily	196	265	404	590	1,217
Total	$23,835	$28,590	$36,787	$45,295	$60,026
Combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	0.83%	1.00%	1.28%	1.55%	2.08%
Multifamily	0.08	0.12	0.20	0.29	0.59
Combined loss reserves as a percentage of:
Total guaranty book of business	0.77%	0.94%	1.20%	1.47%	1.97%
Recorded investment in nonaccrual loans	53.62	57.86	56.63	54.20	52.31
Certain higher risk loan categories as a percentage of single-family combined loss reserves:
2005-2008 loan vintages	81%	81%	81%	84%	85%
Alt-A loans	23	23	25	26	27
_________

(1)
Our charge-offs for 2015 include $2.5 billion of initial charge-offs associated with our adoption of the charge-off provisions of the Advisory Bulletin, as well as $1.1 billion of charge-offs relating to a change in accounting policy for nonaccrual loans.

(2)	Amounts represent changes in other loss reserves which are reflected in benefit for credit losses, charge-offs and recoveries.
The amount of our provision or benefit for credit losses may vary from period to period based on a number of factors such as changes in actual and expected home prices, fluctuations in interest rates, borrower payment behavior, the types and volumes of our loss mitigation activities, the volume of foreclosures completed, and redesignations of loans from HFI to HFS. In addition, our provision or benefit for credit losses and our loss reserves can be impacted by updates to the models, assumptions and data used in determining our allowance for loan losses.
Our benefit for credit losses increased in 2016 compared with 2015 primarily due to a smaller impact resulting from the redesignation of loans from HFI to HFS in 2016 compared with 2015.
Our benefit for credit losses decreased in 2015 compared with 2014 primarily driven by decreases in interest rates in 2014, which decreased the impairment on our individually impaired loans related to concessions provided on our modified loans and resulted in an increase in our benefit for credit losses in 2014. In addition, although home prices increased in both 2014 and 2015, home price increases had a smaller impact on our benefit for credit losses in 2015 than in 2014, primarily due to the smaller number of nonperforming loans held for investment in our guaranty book of business in 2015 as compared with 2014. Also contributing to our lower benefit for credit losses in 2015 was our redesignation of certain nonperforming single-family loans from HFI to HFS in connection with our plans to sell these loans.

Fannie Mae 2016 Form 10-K	67

MD&A | Consolidated Results of Operations

We recognized a benefit for credit losses in 2016 primarily due to an increase in home prices, including distressed property valuations. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default, which impacts our estimate of losses and ultimately reduces our total loss reserves and provision for credit losses. As we continue to reduce the number of single-family nonperforming and reperforming loans held for investment in our book of business, we expect changes in home prices will have a lesser impact on our provision for credit losses.
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

The following factors contributed to our benefit for credit losses in 2014:

•	Home prices increased in 2014.

•
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

We discuss our expectations regarding our future loss reserves in “Business—Executive Summary—Outlook—Loss Reserves.”

Fannie Mae 2016 Form 10-K	68

MD&A | Consolidated Results of Operations

Troubled Debt Restructurings and Nonaccrual Loans
Table 8 displays the composition of loans restructured in a TDR that are on accrual status and loans on nonaccrual status. The table includes our recorded investment in HFI and HFS mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.” For activity related to our single-family TDRs, see “Table 27: Single-Family Troubled Debt Restructuring Activity” in “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management.”

Table 8: Troubled Debt Restructurings and Nonaccrual Loans
	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
TDRs on accrual status:
Single-family	$127,353	$140,588	$144,649	$140,512	$135,196
Multifamily	141	376	645	715	868
Total TDRs on accrual status	$127,494	$140,964	$145,294	$141,227	$136,064
Nonaccrual loans:
Single-family	$44,047	$48,821	$64,136	$81,355	$112,555
Multifamily	403	591	823	2,209	2,206
Total nonaccrual loans	$44,450	$49,412	$64,959	$83,564	$114,761
Accruing on-balance sheet loans past due 90 days or more(1)	$402	$499	$585	$719	$3,580

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Interest related to on-balance sheet TDRs and nonaccrual loans:
Interest income forgone(2)	$4,123	$5,227	$5,945	$6,805	$7,554
Interest income recognized(3)	6,005	6,511	6,886	6,710	7,425
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

Foreclosed Property Expense
Foreclosed property expense decreased in 2016 compared with 2015 primarily due to a decline in the number of foreclosed properties.
Foreclosed property expense increased in 2015 compared with 2014 primarily due to higher expenses relating to property tax and insurance costs on our single-family foreclosed properties and a decrease in the amount of income from the resolution of compensatory fees and representation and warranty matters. Compensatory fees are amounts we charge our primary servicers to reimburse us for damages and losses related to certain violations of our Servicing Guide, which sets forth our policies and procedures related to servicing our single-family mortgages.

Fannie Mae 2016 Form 10-K	69

MD&A | Consolidated Results of Operations

Credit Loss Performance Metrics
Our credit-related income (expense) should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonaccrual loans and TDRs, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 9 displays the components of our credit loss performance metrics as well as our single-family and multifamily initial charge-off severity rates.

Table 9: Credit Loss Performance Metrics
	For the Year Ended December 31,
	2016			2015			2014
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$2,690	8.8	bps	$5,049	16.6	bps	$5,153	16.8	bps
Adoption of Advisory Bulletin and change in accounting policy(2)	—	—		3,555	11.7		—	—
Foreclosed property expense	644	2.1		1,629	5.3		142	0.5
Credit losses including the effect of fair value losses on acquired credit-impaired loans	3,334	10.9		10,233	33.6		5,295	17.3
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(3)	340	1.1		442	1.4		637	2.1
Credit losses and credit loss ratio	$3,674	12.0	bps	$10,675	35.0	bps	$5,932	19.4	bps
Credit losses attributable to:
Single-family	$3,678			$10,731			$5,978
Multifamily(4)	(4)			(56)			(46)
Total	$3,674			$10,675			$5,932
Single-family initial charge-off severity rate(5)		19.7%			26.0%			19.6%
Multifamily initial charge-off severity rate(5)		14.9%			22.5%			25.1%
__________

(1)	Basis points are based on the amount for each line item presented divided by the average guaranty book of business during the period.

(2)
Our charge-offs for 2015 include the initial charge-offs associated with our adoption of the charge-off provisions of the Advisory Bulletin, as well as charge-offs relating to a change in accounting policy for nonaccrual loans.

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

Credit losses and our credit loss ratio decreased in 2016 compared with 2015 primarily due to our adoption of the charge-off provisions of the Advisory Bulletin and a change in our accounting policy for nonaccrual loans in the first quarter of 2015. Additionally, lower charge-offs in 2016 compared with 2015 contributed to the decrease in our credit losses and credit loss ratio in 2016. See “Note 1, Summary of Significant Accounting Policies” for additional information on our adoption of the charge-off provisions of the Advisory Bulletin.

Fannie Mae 2016 Form 10-K	70

MD&A | Consolidated Results of Operations

Our credit losses and credit loss ratio increased in 2015 compared with 2014 primarily due to our adoption of the charge-off provisions of the Advisory Bulletin on January 1, 2015, a change in our accounting policy for nonaccrual loans, the recognition of losses associated with the redesignation of certain nonperforming single-family loans from HFI to HFS and an increase in expenses on our single-family foreclosed properties.
We discuss our expectations regarding our future credit losses in “Business—Executive Summary—Outlook—Credit Losses.”
Table 10 displays concentrations of our single-family credit losses based on geography, credit characteristics and loan vintages.

Table 10: Credit Loss Concentration Analysis
	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single-Family Credit Losses(2)
	As of December 31,			For the Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Geographical distribution:
California(3)	19%	20%	20%	2%	1%	(1)%
Florida	6	6	6	8	21	33
Illinois	4	4	4	9	8	11
New Jersey	4	4	4	16	22	7
New York	5	5	5	18	16	5
All other states	62	61	61	47	32	45
Select higher-risk product features(4)	21	22	22	60	59	51
Vintages:(5)
2004 and prior	5	5	7	16	12	12
2005 - 2008	8	10	12	65	78	75
2009 - 2016	87	85	81	19	10	13
__________

(1)
Calculated based on the unpaid principal balance of loans, where we have detailed loan level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business as of the end of each period.

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

As shown in Table 10, the majority of our credit losses in 2016 continued to be driven by loans originated in 2005 through 2008. Our credit losses in Florida, as well as credit losses on loans originated in 2005 through 2008, were higher in 2015 compared with 2016 primarily because, pursuant to the revised charge-off policy we implemented in 2015, we charged off a portion of excessively delinquent loans in this state that related to these vintages and that remained in the foreclosure process. We provide more detailed single-family credit performance information, including serious delinquency rate share and foreclosure activity, in “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management.”
TCCA Fees
Pursuant to the TCCA, in 2012, FHFA directed us to increase our single-family guaranty fees by 10 basis points and remit this increase to Treasury. This TCCA-related revenue is included in “Net interest income” and the expense is recognized as “TCCA fees.” TCCA fees increased in 2016 compared with 2015, and in 2015 compared

Fannie Mae 2016 Form 10-K	71

MD&A | Consolidated Results of Operations

with 2014, as our book of business subject to the TCCA continued to grow. We expect the guaranty fees collected and expenses incurred under the TCCA to continue to increase in the future.
Federal Income Taxes
We recognized a provision for federal income taxes of $6.0 billion in 2016, $5.3 billion in 2015 and $6.9 billion in 2014. Our effective tax rates, which were 32.8% in 2016, 32.4% in 2015 and 32.8% in 2014, were different from the federal statutory rate of 35% primarily due to the benefits of our investments in housing projects eligible for low-income housing tax credits. See “Note 10, Income Taxes” for information on our income taxes.

Consolidated Balance Sheet Analysis
This section provides a discussion of our consolidated balance sheets as of the dates indicated and should be read together with our consolidated financial statements, including the accompanying notes.

Table 11: Summary of Consolidated Balance Sheets
	As of December 31,
	2016	2015	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$55,639	$42,024	$13,615
Restricted cash	36,953	30,879	6,074
Investments in securities(1)	48,925	60,138	(11,213)
Mortgage loans:
Of Fannie Mae	207,190	238,397	(31,207)
Of consolidated trusts	2,896,028	2,809,198	86,830
Allowance for loan losses	(23,465)	(27,951)	4,486
Mortgage loans, net of allowance for loan losses	3,079,753	3,019,644	60,109
Deferred tax assets, net	33,530	37,187	(3,657)
Other assets	33,168	32,045	1,123
Total assets	$3,287,968	$3,221,917	$66,051
Liabilities and equity
Debt:
Of Fannie Mae	$327,097	$386,135	$(59,038)
Of consolidated trusts	2,935,219	2,811,536	123,683
Other liabilities	19,581	20,187	(606)
Total liabilities	3,281,897	3,217,858	64,039
Equity	6,071	4,059	2,012
Total liabilities and equity	$3,287,968	$3,221,917	$66,051
__________

(1)
Includes $32.3 billion as of December 31, 2016 and $29.5 billion as of December 31, 2015 of U.S. Treasury securities that are included in our other investments portfolio, which we present in “Table 38: Cash and Other Investments Portfolio.”

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
Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Table 12 displays the fair value of our investments in

Fannie Mae 2016 Form 10-K	72

MD&A | Consolidated Balance Sheet Analysis

mortgage-related securities, including trading and available-for-sale securities. We classify private-label securities as Alt-A, subprime or commercial mortgage-backed securities (“CMBS”) if the securities were labeled as such when issued. We have also invested in subprime private-label mortgage-related securities that we have resecuritized to include our guaranty.

Table 12: Summary of Mortgage-Related Securities at Fair Value
	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$7,323	$9,034	$10,579
Freddie Mac	1,445	5,613	6,897
Ginnie Mae	1,160	817	642
Alt-A private-label securities	1,608	3,114	6,598
Subprime private-label securities	1,737	3,925	6,547
CMBS	1,580	3,596	3,912
Mortgage revenue bonds	1,293	3,150	4,745
Other mortgage-related securities	462	1,404	2,772
Total	$16,608	$30,653	$42,692
The decrease in mortgage-related securities at fair value in 2016 was primarily driven by higher sales volumes, as well as liquidations. We continue to reduce the size of our retained mortgage portfolio to comply with the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s request to further cap our portfolio. See “Retained Mortgage Portfolio” for additional information related to the reduction in our retained mortgage portfolio.
See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of December 31, 2016 and 2015.
Mortgage Loans and Allowance for Loan Losses
The mortgage loans reported in our consolidated balance sheets include loans owned by Fannie Mae and loans held in consolidated trusts and are classified as either HFS or HFI. The increase in the balance of mortgage loans, net of allowance, as of December 31, 2016 compared with December 31, 2015 was driven by an increase in mortgage loans of consolidated trusts due to securitization activity from our lender swap and portfolio securitization programs and a decrease in our allowance for loan losses. Offsetting these factors was a decline in mortgage loans of Fannie Mae resulting from liquidations, portfolio securitizations and sales outpacing acquisitions. For additional information on our mortgage loans, see “Note 3, Mortgage Loans,” and for changes in our allowance for loan losses, see “Note 4, Allowance for Loan Losses.”
The decrease in our allowance for loan losses during 2016 was primarily driven by liquidations of mortgage loans and charge-offs, which relieved the allowance on these loans, as well as an increase in home prices. For information on our benefit for credit losses, see “Consolidated Results of Operations—Credit-Related Income (Expense)—Provision (Benefit) for Credit Losses.”
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

Fannie Mae 2016 Form 10-K	73

MD&A | Consolidated Balance Sheet Analysis

The decrease in debt of Fannie Mae in 2016 was primarily driven by lower funding needs, as our retained mortgage portfolio decreased. The increase in the balance of debt of consolidated trusts during 2016 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.
Stockholders’ Equity
Our net equity increased as of December 31, 2016 compared with December 31, 2015 primarily due to our comprehensive income recognized during the year, partially offset by the payment of senior preferred stock dividends to Treasury during the year.

Retained Mortgage Portfolio
Our retained mortgage portfolio consists of mortgage loans and mortgage-related securities that we own and includes Fannie Mae MBS and non-Fannie Mae mortgage-related securities. Assets held by consolidated MBS trusts that back mortgage-related securities owned by third parties are not included in our retained mortgage portfolio.
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury and FHFA’s additional cap, as described in “Business—Conservatorship and Treasury Agreements—Treasury Agreements.” We reduced our retained mortgage portfolio to $272.4 billion as of December 31, 2016, below the $339.3 billion senior preferred stock purchase agreement cap and the $305.4 billion cap requested by FHFA. We plan to reduce our retained mortgage portfolio to no more than the FHFA cap of $259.6 billion as of December 31, 2017, which also would be in compliance with the senior preferred stock purchase agreement cap of $288.4 billion. Table 13 displays the unpaid principal balance of our retained mortgage portfolio.

Table 13: Retained Mortgage Portfolio
	As of December 31,
	2016	2015
	(Dollars in millions)
Single-family:
Mortgage loans(1)	$181,219	$207,378
Reverse mortgages	29,443	32,849
Mortgage-related securities:
Agency securities(2)	25,667	51,792
Fannie Mae-wrapped reverse mortgage securities	7,420	8,076
Other Fannie Mae-wrapped securities	3,773	3,864
Private-label and other securities	4,980	10,366
Total single-family mortgage-related securities(3)	41,840	74,098
Total single-family mortgage loans and mortgage-related securities	252,502	314,325
Multifamily:
Mortgage loans(4)	9,407	13,365
Mortgage-related securities:
Agency securities(2)	7,693	10,945
CMBS	1,567	3,515
Mortgage revenue bonds	1,185	2,953
Total multifamily mortgage-related securities(5)	10,445	17,413
Total multifamily mortgage loans and mortgage-related securities	19,852	30,778
Total retained mortgage portfolio	$272,354	$345,103

Fannie Mae 2016 Form 10-K	74

MD&A | Retained Mortgage Portfolio

________

(1)
Includes single-family loans restructured in a TDR that were on accrual status of $119.4 billion and $136.8 billion as of December 31, 2016 and 2015, respectively, and single-family loans on nonaccrual status of $38.7 billion and $46.6 billion as of December 31, 2016 and 2015, respectively.

(2)	Includes Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities, excluding Fannie Mae-wrapped reverse mortgage securities and other Fannie Mae-wrapped securities.

(3)	The fair value of these single-family mortgage-related securities was $42.9 billion and $77.2 billion as of December 31, 2016 and 2015, respectively.

(4)
Includes multifamily loans restructured in a TDR that were on accrual status of $131 million and $365 million as of December 31, 2016 and 2015, respectively, and multifamily loans on nonaccrual status of $246 million and $414 million as of December 31, 2016 and 2015, respectively.

(5)	The fair value of these multifamily mortgage-related securities was $11.2 billion and $18.8 billion as of December 31, 2016 and 2015, respectively.
Our retained mortgage portfolio decreased by 21% in 2016, as we continued to reduce the size of our retained mortgage portfolio to comply with the requirements of our senior preferred stock purchase agreement with Treasury and FHFA’s request to further cap our portfolio. The overall portfolio decrease was driven by higher sales volume, partially offset by increased purchases as a result of a higher volume of mortgage originations in 2016 compared with 2015.
In the third quarter of 2016, we began to securitize reperforming loans held in our retained mortgage portfolio into Fannie Mae MBS, and also began to sell Fannie Mae MBS backed by reperforming loans. Our securitization and sale of Fannie Mae MBS backed by reperforming loans provides us with more flexibility to manage our risk and reduce the size of our retained mortgage portfolio. In addition, in December 2016, we completed our first sale of reperforming whole loans as part of our ongoing effort to reduce the size of our retained mortgage portfolio.
We primarily use our retained mortgage portfolio to: (1) provide liquidity to the mortgage market and (2) support our loss mitigation activities. Previously, we also used our retained mortgage portfolio for investment purposes.
Table 14 below separates the instruments within our retained mortgage portfolio by unpaid principal balance into three categories based on each instrument’s use. “Lender liquidity,” which includes balances related to our whole loan conduit activity, supports our efforts to provide liquidity to the Single-Family and Multifamily mortgage markets. “Loss mitigation” supports our loss mitigation efforts through the purchase of delinquent loans from MBS trusts. “Other” represents assets that were previously purchased for investment purposes. More than half of the balance of “Other” consisted of reverse mortgage loans and Fannie Mae-wrapped reverse mortgage securities as of December 31, 2016. We expect the amount of assets in “Other” will decline over time as they liquidate, mature or are sold.

Table 14: Retained Mortgage Portfolio Profile
	As of December 31,
	2016				2015
	Single-Family	Multifamily	Total	% of Mortgage Credit Book of Business	Single-Family	Multifamily	Total	% of Mortgage Credit Book of Business
	(Dollars in millions)
Lender liquidity	$36,272	$7,694	$43,966	2%	$25,829	$16,408	$42,237	1%
Loss mitigation	164,028	376	164,404	5	192,441	778	193,219	6
Other	52,202	11,782	63,984	2	96,055	13,592	109,647	4
Total	$252,502	$19,852	$272,354	9%	$314,325	$30,778	$345,103	11%

Mortgage Credit Book of Business
Table 15 displays the composition of our mortgage credit book of business based on unpaid principal balance. Our single-family mortgage credit book of business accounted for 92% of our mortgage credit book of business as of December 31, 2016 and 93% of our mortgage credit book of business as of December 31, 2015. While our

Fannie Mae 2016 Form 10-K	75

MD&A | Mortgage Credit Book of Business

mortgage credit book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

Table 15: Composition of Mortgage Credit Book of Business
	As of December 31,
	2016			2015
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(1)	$2,838,086	$229,896	$3,067,982	$2,817,251	$198,342	$3,015,593
Unconsolidated Fannie Mae MBS, held by third parties(2)	7,795	1,159	8,954	9,818	1,226	11,044
Other credit guarantees(3)	2,193	13,142	15,335	2,652	13,852	16,504
Guaranty book of business	$2,848,074	$244,197	$3,092,271	$2,829,721	$213,420	$3,043,141
Other agency mortgage-related securities(4)	2,500	—	2,500	5,973	7	5,980
Other mortgage-related securities(5)	4,980	2,752	7,732	10,365	6,469	16,834
Mortgage credit book of business	$2,855,554	$246,949	$3,102,503	$2,846,059	$219,896	$3,065,955
Guaranty Book of Business Detail:
Conventional guaranty book of business(6)	$2,802,572	$242,834	$3,045,406	$2,778,254	$211,975	$2,990,229
Government guaranty book of business(7)	$45,502	$1,363	$46,865	$51,467	$1,445	$52,912
__________

(1)	Consists of mortgage loans and Fannie Mae MBS recognized in our consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(2)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Consists of single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(4)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(5)	Primarily includes mortgage revenue bonds, Alt-A and subprime PLS, and CMBS.

(6)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(7)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.
The GSE Act requires us to set aside each year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. New business purchases consist of single-family and multifamily whole mortgage loans purchased during the period and single-family and multifamily mortgage loans underlying Fannie Mae MBS issued during the period pursuant to lender swaps. Our new business purchases were $637.4 billion for the year ended December 31, 2016. Accordingly, we recognized an expense of $268 million related to this obligation for the year ended December 31, 2016. We expect to pay this amount to the funds on or before March 1, 2017. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Affordable Housing Allocations” for more information regarding this obligation.

Business Segments
Overview
We have two reportable business segments: Single-Family and Multifamily. Our CEO is the chief operating decision maker, and allocates resources and assesses performance based on these two business segments. In the fourth quarter of 2016, our CEO changed the way he allocates resources and evaluates operating results. This change resulted in realigning the composition of our reportable business segments to incorporate the

Fannie Mae 2016 Form 10-K	76

MD&A | Business Segments

activities of the Capital Markets group, which was previously a separate reportable business segment, into the Single-Family or Multifamily segments. The Capital Markets group’s activities relating to single-family mortgage assets were incorporated into the Single-Family segment, and its activities relating to multifamily mortgage assets were incorporated into the Multifamily segment. Mortgage assets, debt funding those assets and associated revenues and expenses previously reported in the Capital Markets group segment are now reported in the Single-Family or Multifamily segments based on whether the underlying mortgage asset is a single-family or multifamily mortgage asset. Administrative expenses previously reported in the Capital Markets group segment have been allocated either directly, where applicable, or indirectly, based on the size of each segment’s mortgage credit book of business. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. Under our new segment reporting, we have no reconciling items; therefore, the sum of the results for our two business segments equals our consolidated results of operations. We have revised the presentation of our segment results for prior years to be consistent with the current year presentation. We describe the management reporting and allocation process used to generate our segment results in “Note 12, Segment Reporting.”
This section describes the following for each of our business segments:

•	the principal business activities of the segment;

•	market conditions relating to the business;

•	the segment’s business and financial results; and

•	credit risk management relating to the business.
This section should be read together with our comparative discussion of our consolidated results of operations in “Consolidated Results of Operations.”
Single-Family Business
Single-Family Business Activities
Overview
Working with our lender customers, our Single-Family business provides liquidity to the mortgage market primarily by acquiring single-family loans from lenders through lender swap transactions and our whole loan conduit, and securitizing those loans into Fannie Mae MBS, which are either delivered to the lenders or sold to investors or dealers. We describe our securitization transactions and the types of Fannie Mae MBS that we issue in “Business—Mortgage Securitizations” above. Our Single-Family business also supports liquidity in the mortgage market and the businesses of our lender customers through other activities, such as issuing structured Fannie Mae MBS backed by single-family mortgage assets and buying and selling single-family agency mortgage-backed securities.
A single-family loan is secured by a property with four or fewer residential units. Our Single-Family business securitizes and purchases primarily conventional (not federally insured or guaranteed) single-family fixed-rate or adjustable-rate, first-lien mortgage loans, or mortgage-related securities backed by these types of loans. We also securitize or purchase loans insured by FHA, loans guaranteed by the VA, loans guaranteed by the Rural Development Housing and Community Facilities Program of the U.S. Department of Agriculture, manufactured housing mortgage loans and other mortgage-related securities.
Revenues for our Single-Family business are derived primarily from net interest income. Our two primary sources of single-family net interest income are: (1) the guaranty fees we receive as compensation for assuming and managing the credit risk on the single-family mortgage loans underlying Fannie Mae MBS held by third parties; and (2) the difference between the interest income earned on the single-family mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt that funds those assets. Our Single-Family business also earns revenues from other fees associated with single-family business activities, including transaction fees for issuing structured Fannie Mae MBS backed by single-family mortgage assets.
Single-Family Loan Transaction Channels
Loans from our lender customers are delivered to us through either our “flow” or “bulk” transaction channels. In our flow business, we enter into agreements that generally set agreed-upon guaranty fees and other contract terms for a lender’s future delivery of individual loans to us over a specified time period. Our bulk business

Fannie Mae 2016 Form 10-K	77

MD&A | Business Segments

generally consists of transactions in which a set of loans is delivered to us in bulk, typically with guaranty fees and other contract terms negotiated individually for each transaction.
Other Services Provided to Single-Family Lender Customers
Our Single-Family business also supports liquidity in the U.S. mortgage market through additional activities, such as the following:

•
Early Funding. Lenders who deliver single-family whole loans or pools of single-family whole loans to us in exchange for MBS typically must wait between 30 and 45 days from the closing and settlement of the loans or pools and the issuance of the MBS. This delay may limit lenders’ ability to originate new loans. Under our early lender funding programs, we purchase single-family whole loans or pools of single-family loans on an accelerated basis, allowing lenders to receive quicker payment for the whole loans and pools, which replenishes their funds and allows them to originate more mortgage loans.

•
MBS Trading. We regularly enter into purchase and sale transactions with other market participants involving single-family mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, which we refer to as “agency MBS.” These transactions can provide for the future delivery of mortgage-backed securities with underlying single-family loans that share certain general characteristics (often referred to as the “TBA market”). The Securities Industry and Financial Markets Association, or SIFMA, determines the requirements for securities that are eligible to be traded in the TBA market. These purchase and sale transactions also can provide for the future delivery of specifically identified mortgage-backed securities with underlying loans that have other characteristics considered desirable by some investors (often referred to as the “Specified Pools market”). Through our trading activity in the TBA and Specified Pools markets, we provide significant liquidity to the agency MBS markets.

Single-Family Mortgage Servicing
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
Our mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report delinquencies, perform default prevention activities, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in the effective implementation of our homeownership assistance initiatives, negotiation of workouts of troubled loans, and other loss mitigation activities. If necessary, mortgage servicers inspect and preserve properties and process foreclosures and bankruptcies. Because we generally delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, our ability to actively manage troubled loans that we own or guarantee is limited. For more information on the risks of our reliance on servicers, refer to “Risk Factors” and “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”
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
Our servicers are required to develop, follow and maintain written procedures relating to loan servicing and legal compliance in accordance with our Servicing Guide. We oversee servicer compliance with our Servicing Guide requirements and execution of our loss mitigation programs by conducting reviews of select servicers. These reviews are designed to test a servicer’s quality control processes and compliance with our requirements across key servicing functions. Issues identified through these Servicing Guide compliance reviews are provided to the servicer with prescribed corrective actions and expected resolution due dates, and we monitor servicers’ remediation of their compliance issues.
Performance management staff measure, monitor and manage overall servicer performance by providing loss mitigation workout goals to targeted servicers, discussing performance against each goal and tracking action items to improve, and following up on remediation of findings identified from compliance reviews. Additionally, we

Fannie Mae 2016 Form 10-K	78

MD&A | Business Segments

employ a servicer performance management program called the STARTM Program, which provides our largest servicers a transparent framework of key metrics and operational assessments to recognize strong performance and identify areas of weakness.
Repercussions for poor performance by a servicer may include lost incentive income, reduced opportunity for STAR Program recognition, compensatory fees, monetary and non-monetary remedies, performance improvement plans and servicing transfers.
Single-Family Housing and Mortgage Market and Economic Conditions
According to the U.S. Bureau of Economic Analysis advance estimate, the inflation-adjusted U.S. gross domestic product, or GDP, rose by 1.6% in 2016, moderating from 2.6% in 2015. According to the U.S. Bureau of Labor Statistics as of January 2017, the economy created an estimated 2.1 million non-farm jobs in 2016 and 2.7 million non-farm jobs in 2015. The unemployment rate declined to 4.7% in December 2016 from 5.0% in December 2015. In January 2017, non-farm payrolls increased by 227,000 jobs, and the unemployment rate increased to 4.8%.
The most comprehensive measure of the unemployment rate, which includes those working part-time who would rather work full-time and those not looking for work but who want to work and are available for work, declined to 9.2% in December 2016 from 9.9% in December 2015.
Housing activity improved in 2016 as compared with 2015. Total existing home sales of 5.5 million units in 2016 represent an increase of 3.8% from 2015, compared with a 6.3% increase in 2015, according to data from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 7.0% of existing home sales in December 2016, compared with 8.0% in December 2015. According to the U.S. Census Bureau, new single-family home sales increased 12.4% in 2016, after increasing by 14.6% in 2015. Homebuilding activity continued to increase in 2016, as single-family housing starts rose approximately 9% in 2016, compared with an increase of 10% in 2015.
At the end of 2016, the number of months’ supply, or the inventory/sales ratio, of available existing homes and of new homes were each below their historical average. According to the U.S. Census Bureau, the months’ supply of new single-family unsold homes was 5.8 months as of December 31, 2016, compared with 5.2 months as of December 31, 2015. According to the National Association of REALTORS®, the months’ supply of existing unsold homes was 3.6 months as of December 31, 2016, compared with a 3.9 months’ supply as of December 31, 2015.
The overall mortgage market serious delinquency rate fell to 3.1% as of December 31, 2016, according to the Mortgage Bankers Association’s National Delinquency Survey, compared with 3.4% as of December 31, 2015. We provide information about Fannie Mae’s serious delinquency rate, which also decreased during 2016, in “Single-Family Mortgage Credit Risk Management” below.

Fannie Mae 2016 Form 10-K	79

MD&A | Business Segments

Table 16 displays several key indicators related to the U.S. single-family residential mortgage market.

Table 16: Single-Family Housing and Mortgage Market Indicators(1)
				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Home sales (units in thousands)	6,013	5,751	5,377	4.6%	7.0%
New home sales	563	501	437	12.4	14.6
Existing home sales	5,450	5,250	4,940	3.8	6.3
Home price change based on Fannie Mae Home Price Index (“HPI”)(2)	5.9%	4.7%	4.3%
Annual average 30-year fixed-rate mortgage interest rate(3)	3.7%	3.9%	4.2%
Average 30-year fixed-rate mortgage interest rate, at end of period(3)	4.3%	4.0%	3.9%
Single-family mortgage originations (in billions)	$1,940	$1,730	$1,301	12.1	33.0
Refinance share of mortgage originations	48%	47%	40%
Adjustable-rate share of mortgage applications	7%	8%	9%
Single-family U.S. mortgage debt outstanding (in billions)(4)	$10,216	$10,042	$9,945	1.7	1.0
Fannie Mae percentage of total single-family mortgage debt outstanding, at end of period(4)	28%	28%	29%
__________

(1)
The sources of the housing and mortgage market data in this table are the Federal Reserve Board, the U.S. Census Bureau, HUD, the National Association of REALTORS® and the Mortgage Bankers Association. Home sales data are based on information available through January 2017. Single-family mortgage originations, as well as refinance shares, are based on February 2017 estimates from Fannie Mae’s Economic & Strategic Research group. The adjustable-rate mortgage share is based on the number of conventional mortgage applications data reported by the Mortgage Bankers Association. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

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

(3)
Based on Freddie Mac’s Primary Mortgage Market Survey® rate, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender.

(4)
Information labeled as of December 31, 2016 is as of September 30, 2016 and is based on the Federal Reserve’s December 2016 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for single-family residences. Prior period amounts have been changed to reflect revised historical data from the Federal Reserve.

Based on our home price index, we estimate that home prices on a national basis increased by 5.9% in 2016, following increases of 4.7% in 2015 and 4.3% in 2014. Despite the recent increases in home prices, we estimate that, through December 31, 2016, home prices on a national basis remained 1.0% below their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.

Fannie Mae 2016 Form 10-K	80

MD&A | Business Segments

Single-Family Business Metrics

Table 17: Single-Family Business Key Performance Data
	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Securitization Activity/New Business
Single-family Fannie Mae MBS issuances	$582,817	$472,471	$375,676
Single-family Fannie Mae MBS outstanding, at end of period	$2,675,565	$2,618,258	$2,617,773
Portfolio Data
Single-family retained mortgage portfolio, at end of period	$252,502	$314,325	$363,310
Credit Guaranty Activity
Average single-family guaranty book of business(1)	$2,828,644	$2,836,447	$2,867,787
Average charged guaranty fee on single-family guaranty book of business:(2)
Fee, net of TCCA fees (in basis points)(3)	41.5	40.0	37.6
Total fee (in basis points)	48.6	46.2	42.9
Average charged guaranty fee on new single-family acquisitions:(2)
Fee, net of TCCA fees (in basis points)(3)	46.7	50.5	52.9
Total fee (in basis points)	56.7	60.5	62.9
Single-family credit loss ratio (in basis points)(4)	13.0	37.8	20.8
Single-family serious delinquency rate, at end of period(5)	1.20%	1.55%	1.89%
__________

(1)
Our single-family guaranty book of business consists of (a) single-family mortgage loans of Fannie Mae, (b) single-family mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae single-family mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(2)
Calculated based on the average guaranty fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments over an estimated average life.

(3)	Excludes the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury and not retained by us.

(4)	Calculated based on single-family segment credit losses divided by the average single-family guaranty book of business.

(5)
Calculated based on the number of single-family conventional loans that are 90 days or more past due or in the foreclosure process, divided by the number of loans in our single-family conventional guaranty book of business.

Our single-family Fannie Mae MBS issuances increased in 2016 compared with 2015, driven primarily by an increase in refinance activity in 2016. Higher refinance activity also drove an increase in liquidations of loans from our single-family guaranty book of business in 2016 compared with 2015. Accordingly, the size of our single-family guaranty book of business remained relatively flat.
Our average charged guaranty fee on newly acquired single-family loans decreased in 2016 compared with 2015 primarily due to both: (1) changes in the base guaranty fee rates we charged for some loan types in response to market conditions; and (2) a decrease in the loan level price adjustments we charged on our acquisitions driven by improved credit risk metrics on these acquisitions as compared with our acquisitions in 2015. Loan level price adjustments are one-time cash fees that we charge at the time we acquire a loan based on the loan’s features.
In July 2016, FHFA advised us that it had established minimum base guaranty fees that generally apply to our acquisitions of 30-year and 15-year fixed-rate loans in lender swap transactions. These new minimum base guaranty fees were implemented in November 2016 and may affect our average charged guaranty fee on newly-acquired single family loans in future periods. For further discussion of FHFA’s establishment of minimum base guaranty fees, see “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Guaranty Fees.”

Fannie Mae 2016 Form 10-K	81

MD&A | Business Segments

Single-Family Business Financial Results

Table 18: Single-Family Business Financial Results
	For the Year Ended December 31,			Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
Net interest income(1)	$19,010	$19,301	$18,204	$(291)	$1,097
Fee and other income	521	636	5,393	(115)	(4,757)
Net revenues	19,531	19,937	23,597	(406)	(3,660)
Credit-related income (expense)(2)	1,439	(1,035)	3,625	2,474	(4,660)
Investment gains, net	944	970	675	(26)	295
Fair value losses, net	(1,040)	(1,505)	(4,788)	465	3,283
Administrative expenses	(2,418)	(2,711)	(2,467)	293	(244)
TCCA fees(1)	(1,845)	(1,621)	(1,375)	(224)	(246)
Other expenses(3)	(1,012)	(831)	(718)	(181)	(113)
Income before federal income taxes	15,599	13,204	18,549	2,395	(5,345)
Provision for federal income taxes	(5,417)	(4,593)	(6,410)	(824)	1,817
Net income attributable to Fannie Mae	$10,182	$8,611	$12,139	$1,571	$(3,528)
__________

(1)
Reflects the impact of a 10 basis point guaranty fee increase implemented in 2012 pursuant to the TCCA, the incremental revenue from which is remitted to Treasury. The resulting revenue is included in net interest income and the expense is recognized as “TCCA fees.”

(2)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(3)	Consists of gains (losses) from partnership investments, debt extinguishment (gains) losses, and other expenses.
2016 compared with 2015
Single-family net income increased in 2016 compared with 2015 driven primarily by a shift to credit-related income in 2016 from credit-related expense in 2015, lower fair value losses and lower administrative expenses, partially offset by a decrease in net interest income.
We recognized credit-related income in 2016 compared with credit-related expense in 2015. This shift was primarily driven by a higher benefit for credit losses primarily due to a smaller impact resulting from the redesignation of loans from HFI to HFS in 2016 compared with 2015. Also contributing to the shift to credit-related income in 2016 was a decrease in foreclosed property expense primarily due to a decline in the number of single-family foreclosed properties. See “Consolidated Results of Operations—Credit-Related Income (Expense)” for more information on the drivers of our credit-related income.
Fair value losses decreased in 2016 compared with 2015. The fair value losses that are reported for the single-family segment are consistent with the fair value losses reported in our consolidated statements of operations and comprehensive income. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
Administrative expenses decreased in 2016 compared with 2015, primarily as a result of the recognition of expenses related to the settlement of our defined benefit pension plan obligations in 2015.
Single-family net interest income decreased in 2016 compared with 2015, primarily due to a decline in the average balance of our single-family retained mortgage portfolio. This decrease in net interest income due to the decline in our portfolio was almost entirely offset by an increase in guaranty fee income primarily driven by: (1) loans with higher base guaranty fees comprising a larger part of our single-family guaranty book of business in 2016 than in 2015; and (2) an increase in amortization income in 2016 as a lower interest rate environment during the first nine months of the year increased prepayments on single-family mortgage loans of consolidated trusts, which accelerated the amortization of the cost basis adjustments on the loans and related debt.
2015 compared with 2014
Single-family net income decreased in 2015 compared with 2014, primarily due to a decrease in fee and other

Fannie Mae 2016 Form 10-K	82

MD&A | Business Segments

income in 2015 and a shift to credit-related expense in 2015 from credit-related income in 2014, partially offset by lower fair value losses and an increase in net interest income.
Fee and other income decreased in 2015 compared with 2014, primarily due to higher revenue recognized in 2014 as a result of settlement agreements resolving certain lawsuits relating to PLS sold to us.
We recognized credit-related expense in 2015 compared with credit-related income in 2014. This shift was primarily driven by a lower benefit for credit losses in 2015. Our benefit for credit losses decreased in 2015 compared with 2014 primarily driven by decreases in interest rates in 2014, which decreased the impairment on our individually impaired loans related to concessions provided on our modified loans and resulted in an increase in our benefit for credit losses in 2014. In addition, although home prices increased in both 2014 and 2015, home price increases had a smaller impact on our benefit for credit losses in 2015 than in 2014, primarily due to the smaller number of nonperforming loans held for investment in our guaranty book of business in 2015 as compared with 2014. Also contributing to our lower benefit for credit losses in 2015 was our redesignation of certain nonperforming single-family loans from HFI to HFS in connection with our plans to sell these loans. Foreclosed property expense increased in 2015 compared with 2014 primarily due to higher expenses relating to property tax and insurance costs on our single-family foreclosed properties and a decrease in the amount of income from the resolution of compensatory fees and representation and warranty matters.
Fair value losses decreased in 2015 compared with 2014. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
Single-family net interest income increased in 2015 compared with 2014 due to an increase in guaranty fee income primarily driven by: (1) an increase in amortization income as the lower interest rate environment in the first half of 2015 increased prepayments on mortgage loans of consolidated trusts, which accelerated the amortization of cost basis adjustments on the loans and related debt; and (2) loans with higher base guaranty fees comprising a larger part of our single-family guaranty book of business in 2015 than in 2014. The increase in net interest income due to higher guaranty fee income was partially offset by a decline in the average balance of our single-family retained mortgage portfolio in 2015.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of five primary components:

•	our acquisition and servicing policies along with our underwriting and servicing standards;

•	the transfer of credit risk through risk transfer transactions and the use of credit enhancements;

•	portfolio diversification and monitoring;

•	management of problem loans; and

•	REO management.
The single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business. In addition, we exclude from these credit statistics approximately 1% of our single-family conventional guaranty book of business for which our loan level information is incomplete as of December 31, 2016 and 2015. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations. We provide information on non-Fannie Mae mortgage-related securities held in our portfolio in “Note 5, Investments in Securities.”
Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards
Overview
Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business

Fannie Mae 2016 Form 10-K	83

MD&A | Business Segments

consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties).
Desktop Underwriter, our proprietary automated underwriting system, measures credit risk by assessing the primary risk factors of a mortgage and was used to evaluate over 80% of the non-Refi Plus single-family loans we acquired in 2016. As part of our regular evaluation of Desktop Underwriter, we conduct periodic examinations of the underlying risk assessment models and recalibrate the models based on actual loan performance and market assumptions to improve Desktop Underwriter’s ability to effectively analyze risk. Subject to our prior approval, we also may purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirements or meet agreed-upon standards that differ from our standard underwriting and eligibility criteria. We periodically update Desktop Underwriter to reflect changes to both our underwriting and eligibility guidelines and to our Selling Guide, which sets forth our underwriting and eligibility guidelines as well as our policies and procedures related to selling single-family mortgages to us.
Our servicing policies establish the requirements our servicers must follow in processing and remitting loan payments; working with delinquent borrowers on loss mitigation activities; managing and protecting Fannie Mae’s interest in the pledged property; and processing bankruptcies and foreclosures. Our goal is to ensure that our policies support management of risk over the life of the mortgage loan by enabling default prevention activities, promoting loss mitigation in the event of default and providing for the preservation and protection of the collateral supporting the mortgage loan.
Recent Changes
In recent years, we implemented a number of changes designed to help our customers originate mortgages with increased certainty, efficiency and lower costs, including making new verification tools such as Collateral Underwriter and EarlyCheck available to lenders and eliminating fees charged to customers for using our Desktop Underwriter and Desktop Originator systems.
In 2016, we continued to implement a number of changes to Desktop Underwriter designed to help originate mortgages with increased certainty, efficiency and lower costs, including making new verification tools available to lenders:

•
In September 2016, we incorporated trended credit data into Desktop Underwriter. Trended credit data refers to additional historical information on a borrower’s use of revolving credit accounts, including the balance, scheduled payments and actual payments made on these accounts. Incorporating trended credit data is expected to improve Desktop Underwriter’s credit risk assessment and benefit borrowers who regularly pay down their revolving debt.

•	In September 2016, we also added the ability in Desktop Underwriter to underwrite loans where the borrower does not have a credit score, automating what was previously a manual process for lenders.

•	As part of our Day 1 Certainty initiative, we began offering the following options to lenders through Desktop Underwriter in the fourth quarter of 2016:

◦	Third-party validation of borrower income, asset and employment data; and

◦
A property inspection waiver for certain refinance transactions that meet specified eligibility criteria, including a requirement that a prior appraisal for the subject property associated with one of the borrowers for the refinance must already be in Uniform Collateral Data Portal®. The majority of our loan acquisitions will continue to require an appraisal to establish market value.

Our Day 1 Certainty initiative also offers lenders additional relief from certain representations and warranties, as described in “Representation and Warranty Relief” below.
Quality Control Process
Beginning with loans delivered in 2013, and in conjunction with our revised representation and warranty framework described below, we have made changes in our quality control process that move the primary focus of our quality control review from the time a loan defaults to shortly after the loan is delivered to us. We have implemented new tools to help identify loans delivered to us that may not have met our underwriting or eligibility guidelines and use these tools to help select discretionary samples of performing loans for quality control review shortly after delivery. Our quality control process includes reviewing and recording underwriting defects noted in

Fannie Mae 2016 Form 10-K	84

MD&A | Business Segments

the loan file and determining if the loan met our underwriting and eligibility guidelines. We also select random samples of performing loans for quality control review shortly after delivery. We also use these reviews to provide lenders with earlier feedback on underwriting defects.
We derive an eligibility defect rate from our random reviews, which represents the proportion of loans in the sample population with underwriting defects that would make them potentially ineligible for delivery to us. The eligibility defect rate does not necessarily indicate how well the loans will ultimately perform. Instead, we use the eligibility defect rate to estimate the percentage of loans we acquired that potentially had a significant error in the underwriting process. As of December 31, 2016, the eligibility defect rate for our single-family non-Refi Plus loan acquisitions made during the twelve months ended April 2016 was 0.41%. We continue to work with lenders to reduce the number of defects.
Repurchase Requests
If we determine that a mortgage loan did not meet our underwriting or eligibility requirements, loan representations or warranties were violated or a mortgage insurer rescinded coverage, then our mortgage sellers and/or servicers are obligated to either repurchase the loan or foreclosed property, reimburse us for our losses or provide other remedies, unless the loan is eligible for representation and warranty relief under our representation and warranty framework described below. We collectively refer to our demands that mortgage sellers and servicers meet these obligations as repurchase requests. The unpaid principal balance of single-family loans that are subject to a repurchase request has declined significantly since we strengthened our underwriting standards in late 2008 and 2009, implemented changes to our quality control process in 2013 and implemented our revised representation and warranty framework described below. As of December 31, 2016, we had issued repurchase requests on approximately 0.15% of the $461.7 billion of unpaid principal balance of single-family loans delivered to us during the twelve months ended May 2016.
Our total outstanding repurchase requests as of December 31, 2016 were $303 million, compared with $696 million as of December 31, 2015. The dollar amounts of our outstanding repurchase requests are based on the unpaid principal balance of the loans underlying the repurchase request, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the related REO, which may be substantially less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loans. If we are unable to resolve our repurchase requests, either through collection or additional remedies, we will not recover the losses we have recognized on the associated loans.
Representation and Warranty Relief
We implemented a revised representation and warranty framework in 2013 to provide lenders with a higher degree of certainty and clarity regarding their exposure to repurchase requests on future deliveries, as well as greater consistency around repurchase timelines and remedies. This framework was further revised in 2014. Under the framework, lenders are relieved of certain repurchase liabilities for loans that meet specific requirements. The chart below summarizes our current representation and warranty framework.

Relief Criteria	R&W Framework Version 1 (Announced Sept 2012)	R&W Framework Version 2 (Announced May 2014)
Relief provided with respect to:	Underwriting representations and warranties. Excludes life of loan representations and warranties(1)	Underwriting representations and warranties. Excludes life of loan representations and warranties(1)
Effective date—loans acquired or MBS issue date	January 1, 2013 up to July 1, 2014	On and after July 1, 2014
Required consecutive monthly payments	- 36 for non-Refi Plus loans - 12 for Refi Plus (including HARP) loans	- 36 for non-Refi Plus loans - 12 for Refi Plus (including HARP) loans
Delinquencies permitted to remain eligible for relief	None	Up to two 30 day delinquencies (but not in the 36th consecutive month’s payment)
Eligible for relief after satisfactory conclusion of a full-file quality control review	No	Yes

Fannie Mae 2016 Form 10-K	85

MD&A | Business Segments

__________

(1)
No relief from enforcement is available for “life of loan” representations and warranties, regardless of the number of payments made by a borrower or whether there has been a satisfactory conclusion of a full-file quality control review. Examples of life of loan representations and warranties include that the loan has been originated in compliance with applicable laws and that the loan conforms to our charter requirements.

We have continued to provide value to our customers by developing new tools that enable them to obtain relief from certain representations and warranties at an earlier date. Our Day 1 Certainty initiative implemented in the fourth quarter of 2016 offers lenders representation and warranty relief for:

•	borrower income, asset and employment data that has been validated through Desktop Underwriter;

•	appraised property value for appraisals that have received a qualifying risk score in Collateral Underwriter; and

•	property value, condition and marketability for lenders that exercise the property inspection waiver option available on certain eligible refinance transactions.
Relief for validated borrower income data is available for loans acquired on or after October 24, 2016 and relief for the other validated data referenced above is available for loans acquired on or after December 10, 2016.
Other improvements we have implemented to clarify and limit lenders’ repurchase liability include providing more specific guidance on what types of loan defects would lead to a repurchase request, offering alternatives to repurchase in some cases, and implementing a new independent dispute resolution process for loans delivered to us on or after January 1, 2016. We believe the changes we have made to lenders’ representation and warranty obligations, as well as to our quality control process described above, have significantly reduced uncertainty surrounding lenders’ repurchase risk on loans they deliver to us.
As of December 31, 2016, approximately 48% of the outstanding loans in our single-family conventional guaranty book of business were acquired after January 1, 2013 and are subject to the revised representation and warranty framework, compared with 38% as of December 31, 2015. Table 19 below displays information regarding the relief status of single-family conventional loans, based only on payment history or the satisfactory conclusion of a full-file quality control review, delivered to us beginning in 2013 under the revised representation and warranty framework.

Fannie Mae 2016 Form 10-K	86

MD&A | Business Segments

Table 19: Representation and Warranty Status of Single-Family Conventional Loans Acquired in 2013-2016
	As of December 31, 2016
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$168,773	1,207,630	$355,375	1,857,770	$524,148	3,065,400
Remain eligible for relief	25,140	164,417	1,033,573	4,856,337	1,058,713	5,020,754
Are not eligible for relief	4,261	28,214	12,873	69,384	17,134	97,598
Total outstanding loans acquired since January 1, 2013	$198,174	1,400,261	$1,401,821	6,783,491	$1,599,995	8,183,752

	As of December 31, 2015
	Refi Plus		Non-Refi Plus		Total
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Single-family conventional loans that:
Obtained relief	$165,069	1,135,903	$21,924	97,199	$186,993	1,233,102
Remain eligible for relief	33,190	220,006	1,053,727	5,100,603	1,086,917	5,320,609
Are not eligible for relief	3,643	23,636	7,001	37,619	10,644	61,255
Total outstanding loans acquired since January 1, 2013	$201,902	1,379,545	$1,082,652	5,235,421	$1,284,554	6,614,966
As of December 31, 2016, approximately 37% of loans acquired under the revised representation and warranty framework had obtained relief, compared with 19% as of December 31, 2015. The increase in the percentage of loans that have obtained repurchase relief in 2016 was driven by the large number of non-Refi Plus single-family loans purchased in 2013 that have now received representation and warranty relief by meeting the 36-month timely payment history requirement. Providing lenders with relief from repurchasing loans for breaches of certain representations and warranties on loans acquired beginning in 2013 that meet specified eligibility requirements shifts some of the risk of non-compliance with our requirements back to us. However, we believe that we have taken appropriate steps to mitigate this risk, including moving the primary focus and timing of our quality control reviews to shortly after loan delivery. We also retain the right to review all loans, including reviews for any violations of “life of loan” representations and warranties.
Transfer of Mortgage Credit Risk
Mortgage Insurance
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

Fannie Mae 2016 Form 10-K	87

MD&A | Business Segments

deductibles before we can recover under the policy. We typically collect claims under pool mortgage insurance three to six months after disposition of the property that secured the loan. For a discussion of our aggregate mortgage insurance coverage as of December 31, 2016 and 2015, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Credit Guarantors—Mortgage Insurers.”
Credit Risk Transfer Transactions
Our Single-Family business has developed risk-sharing capabilities to transfer portions of our single-family mortgage credit risk to the private market. The goal of these transactions is, to the extent economically sensible, to transfer a portion of the existing mortgage credit risk on a portion of recently acquired loans in our single-family guaranty book of business in order to reduce the economic risk to us and to taxpayers of future borrower defaults. Our primary method of achieving this objective has been through our CAS and CIRT transactions. In these transactions, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans and in exchange we pay investors a premium that effectively reduces the guaranty fee income we retain on the loans. We enter into other types of credit risk transfer transactions in addition to our CAS and CIRT transactions, including lender risk-sharing transactions.
As of December 31, 2016, $647.5 billion in outstanding unpaid principal balance of our single-family loans, or approximately 23% of the loans in our single-family conventional guaranty book of business measured by unpaid principal balance, were included in a reference pool for a credit risk transfer transaction. During 2016, pursuant to our credit risk transfer transactions, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $330 billion at the time of the transactions.
We generally include approximately half of our recent single-family acquisitions in credit risk transfer transactions, as we target only certain types of loan categories for these transactions. Loan categories we have targeted for CAS and CIRT transactions generally consist of fixed-rate 30-year single-family conventional loans that meet certain credit performance characteristics, are non-Refi Plus and have LTV ratios between 60% and 97%. These targeted loan categories constituted over half of our loan acquisitions for the twelve months ended December 2015, and over 95% of the loans in these categories that we acquired in the twelve months ended December 2015 were included in a CAS or CIRT transaction. Loans are generally included in reference pools for CAS and CIRT transactions on a lagged basis; typically, about six months to one year after we initially acquire the loans. The portion of our single-family loan acquisitions we include in credit risk transfer transactions can vary from period to period based on market conditions and other factors.
In a CAS transaction, we transfer to investors a portion of the mortgage credit risk associated with losses on a reference pool of mortgage loans. We create a reference pool consisting of recently acquired single-family mortgage loans included in our guaranty book of business. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (that is, first loss, mezzanine and senior), and issue CAS debt related to the first loss and mezzanine risk positions. CAS debt is generally issued with a stated final maturity date of either 10 or 12.5 years from issuance, after which the CAS debt provides no further credit protection with respect to the remaining loans in the reference pool underlying that CAS transaction.
Credit losses on the loans in the reference pool for a CAS transaction are first applied to reduce the outstanding principal balance of the first loss tranche. If credit losses on these loans exceed the outstanding principal balance of the first loss tranche, losses would then be applied to reduce the outstanding principal balance of the mezzanine loss tranche. Because we retain the senior loss tranche in CAS transactions, we would absorb any losses that exceed the outstanding principal balance of both the first loss and mezzanine loss tranches. The credit protection provided by the first loss and mezzanine loss tranches is expected to absorb all of the losses we estimate would be incurred on these loans in a stressed credit environment, such as a severe or prolonged economic downturn. Our initial CAS transactions sold only a portion of the mezzanine loss tranche to investors. We began to sell a portion of the first loss tranche to investors in 2016. Table 20 below identifies the loss positions we have transferred to investors in CAS and CIRT transactions.
Beginning in 2016, we recognize CAS debt we issue to investors at amortized cost as “Debt of Fannie Mae” in our consolidated balance sheets. CAS debt we issued prior to 2016 is recognized at fair value as “Debt of Fannie Mae” in our consolidated balance sheets. The principal balance of CAS debt decreases as a result of credit losses on loans in the related reference pool. These write downs of the principal balance reduce the total amount of payments we are obligated to make to investors on the CAS debt. We have recognized minimal credit losses on the loans in reference pools underlying CAS issuances to date primarily because the loans were acquired in

Fannie Mae 2016 Form 10-K	88

MD&A | Business Segments

recent years, after we implemented improvements in our credit underwriting practices, and because recent macroeconomic factors such as unemployment rates and home prices have been favorable.
CIRT deals are insurance transactions whereby we obtain actual loss coverage on pools of loans either directly from an insurance provider that retains the risk, or from an insurance provider that simultaneously cedes all of its risk to one or more reinsurers. CIRT deals are structured so that we retain an aggregate amount of initial losses on the loans in the pool, typically 0.5% of the pool unpaid principal balance at the effective date of the coverage, before the insurance layer, typically 2.5% of the pool unpaid principal balance at the effective date of the coverage, attaches. We currently retain the risk of any remaining losses above the insurance layer. The insurance layer typically provides coverage for losses on the pool that are likely to occur only in a stressed economic environment. Insurance benefits are received after the underlying property has been liquidated and all applicable proceeds, including private mortgage insurance benefits, have been applied to the loss. CIRT transactions completed to date have generally been written for ten-year terms. A portion of the insurers’ or reinsurers’ obligations is collateralized with highly-rated liquid assets held in a trust account. The required amount of collateral is initially determined according to the ratings of such insurer or reinsurer. There are contractual provisions that require additional collateral to be posted in the event of adverse developments with the counterparty, such as a ratings downgrade. We make premium payments on CIRT deals that we recognize in “Other expenses, net” in our consolidated statements of operations and comprehensive income.
We also enter into customized upfront lender risk-sharing transactions. In most lender risk-sharing transactions, lenders invest directly in a portion of the credit risk on mortgage loans they originate and/or service in exchange for a reduced fee. These transactions are structured so that a portion of the credit risk on the underlying mortgage loans is transferred without increasing our counterparty exposure.
Table 20 displays the mortgage credit risk transferred to third parties and retained by Fannie Mae pursuant to our single-family credit risk transfer transactions.

Table 20: Credit Risk Transfer Transactions
	At Issuance						As of December 31, 2016
	Credit Risk Retained by Fannie Mae			Credit Risk Transferred to Third Parties(1)
	First Loss Position	Mezzanine Loss Position	Senior Loss Position	First Loss Position	Mezzanine Loss Position	Total Initial Reference Pool(2)	Total Outstanding Reference Pool(1)(2)(3)
	(Dollars in millions)
CAS issuances:
2016	$1,747	$355	$230,107	$649	$6,743	$239,601	$215,398
Prior CAS issuances	1,983	714	422,411	—	12,445	437,553	307,019
Total CAS issuances	$3,730	$1,069	$652,518	$649	$19,188	677,154	522,417
CIRT transactions:
2016	$358		$73,453		$1,805	75,616	65,352
Prior CIRT transactions(4)	251		51,834		1,324	53,409	35,924
Total CIRT transactions	$609		$125,287		$3,129	129,025	101,276
Lender risk-sharing:
2016						15,511	13,511
Prior lender risk-sharing						12,775	10,298
Total lender risk-sharing						28,286	23,809
Total credit risk transfer transactions						$834,465	$647,502
Total outstanding reference pool as a percentage of single-family conventional guaranty book of business							23.10%
__________

(1)	Includes $19.3 billion outstanding for the loss tranches transferred to third parties as of December 31, 2016.

Fannie Mae 2016 Form 10-K	89

MD&A | Business Segments

(2)	For CIRT and some lender risk-sharing transactions, “reference pool” reflects a pool of covered loans.

(3)	For CAS and some lender risk-sharing transactions represents outstanding reference pools, not the outstanding unpaid principal balance of the underlying loans, as of December 31, 2016.

(4)	Includes mortgage pool insurance transactions covering loans with an unpaid principal balance of $6.7 billion.
In October 2016, we announced a new pilot front-end CIRT transaction. In contrast to our previous CIRT transactions, in which we obtained credit risk transfer insurance coverage on single-family loans we had previously acquired, in this front-end CIRT structure, the insurance coverage is committed prior to our acquisition of the covered loans and therefore is effective as soon as the loans are acquired. This pilot transaction shifted a portion of the credit risk on pools of single-family loans to a group of affiliates of our mortgage insurer counterparties. We plan to continue to offer our traditional CIRT transactions that cover existing single-family loans in our portfolio as well.
We intend to continue to engage in credit risk transfer transactions on an ongoing basis, subject to market conditions. FHFA’s 2017 conservatorship scorecard noted that FHFA expects Fannie Mae and Freddie Mac to continue single-family and multifamily credit risk transfers as core business practices. Accordingly, FHFA’s 2017 conservatorship scorecard includes several objectives relating to our single-family credit risk transfer transactions.
Although we have designed our credit risk transfer transactions to mitigate some of our potential future credit losses, they are not designed to shield us from all losses. As shown in Table 20 above, we retain a portion of the risk of future credit losses on loans covered by CAS and CIRT transactions, including all or at least half of the first loss positions and all of the senior loss positions. We have structured the transactions this way because we believe the cost of transferring most of the first loss and the senior loss positions generally exceeds the benefit we would receive from such transfers. See “Risk Factors” for a discussion of factors that may limit our ability to use credit risk transfer transactions to mitigate some of our potential future credit losses, including factors that may result in these transactions providing less protection than we expect.
Single-Family Portfolio Diversification and Monitoring
Overview
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

•	Number of units. Mortgages on one-unit properties tend to have lower credit risk than mortgages on two-, three- or four-unit properties.

•	Property type. Certain property types have a higher risk of default. For example, condominiums generally are considered to have higher credit risk than single-family detached properties.

•	Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

Fannie Mae 2016 Form 10-K	90

MD&A | Business Segments

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

•
Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. Credit losses on mortgage loans typically do not peak until the third through sixth year following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.

Credit Risk Profile of Our Single-Family Acquisitions and Book of Business
We initiated underwriting and eligibility changes that became effective for deliveries in late 2008 and 2009 and that focused on strengthening our underwriting and eligibility standards to promote sustainable homeownership. The result of many of these changes is reflected in the substantially improved credit risk profile of our single-family loan acquisitions since 2009.
Table 21 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business by acquisition period.

Table 21: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period
	As of December 31, 2016
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(2)	Current Estimated Mark-to-Market LTV Ratio >100%(3)	Serious Delinquency Rate(4)
2009-2016 acquisitions, excluding HARP and other Refi Plus loans	72%	59%	* %	0.25%
HARP loans(5)	9	76	10	1.15
Other Refi Plus loans(6)	7	45	*	0.44
2005-2008 acquisitions	8	72	12	6.21
2004 and prior acquisitions	4	43	1	2.85
Total single-family conventional guaranty book of business	100%	60%	2%	1.20%
__________

*	Represents less than 0.5%.

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of December 31, 2016.

(2)
The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loans as of December 31, 2016 divided by the estimated current value of the properties, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(3)
The current estimated mark-to-market LTV ratio greater than 100% is based on the unpaid principal balance of the loans with mark-to-market LTV ratios greater than 100% for each category as of December 31, 2016 divided by the aggregate unpaid principal balance of loans for each category in our single-family conventional guaranty book of business as of December 31, 2016.

(4)
The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the December 31, 2016 serious delinquency rates of loans acquired in 2005 through 2008.

(5)	HARP loans, which we began to acquire in 2009, have LTV ratios at origination in excess of 80%.

(6)	Other Refi Plus loans, which we began to acquire in 2009, includes all other Refi Plus loans that are not HARP loans.

Fannie Mae 2016 Form 10-K	91

MD&A | Business Segments

Table 22 displays our single-family conventional business volumes and our single-family conventional guaranty book of business, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 22: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)
	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2016	2015	2014	2016	2015	2014
Original LTV ratio:(5)
<= 60%	21%	18%	16%	21%	21%	21%
60.01% to 70%	14	14	12	14	14	14
70.01% to 80%	38	40	40	38	38	38
80.01% to 90%	12	12	13	11	11	11
90.01% to 100%	15	15	16	12	12	11
Greater than 100%	*	1	3	4	4	5
Total	100%	100%	100%	100%	100%	100%
Weighted average	74%	75%	77%	75%	75%	75%
Average loan amount	$230,249	$220,090	$202,834	$163,200	$160,741	$159,997
Estimated mark-to-market LTV ratio:(6)
<= 60%				49%	46%	42%
60.01% to 70%				19	19	19
70.01% to 80%				17	17	18
80.01% to 90%				9	10	10
90.01% to 100%				4	5	6
Greater than 100%				2	3	5
Total				100%	100%	100%
Weighted average				60%	62%	64%
Product type:
Fixed-rate:(7)
Long-term	81%	81%	78%	77%	76%	74%
Intermediate-term	17	17	17	17	17	17
Interest-only	—	—	—	*	*	1
Total fixed-rate	98	98	95	94	93	92
Adjustable-rate:
Interest-only	—	—	*	1	2	2
Other ARMs	2	2	5	5	5	6
Total adjustable-rate	2	2	5	6	7	8
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	98%	97%	97%	97%	97%	97%
2-4 units	2	3	3	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	90%	90%	90%	91%	91%	91%
Condo/Co-op	10	10	10	9	9	9
Total	100%	100%	100%	100%	100%	100%

Fannie Mae 2016 Form 10-K	92

MD&A | Business Segments

	Percent of Single-Family Conventional Business Volume at Acquisition(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2016	2015	2014	2016	2015	2014
Occupancy type:
Primary residence	90%	88%	87%	88%	88%	88%
Second/vacation home	4	4	4	4	4	4
Investor	6	8	9	8	8	8
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620(8)	* %	1%	1%	2%	2%	3%
620 to < 660	4	5	6	5	5	5
660 to < 700	11	12	13	12	12	12
700 to < 740	21	20	21	20	20	19
>= 740	64	62	59	61	61	61
Total	100%	100%	100%	100%	100%	100%
Weighted average	750	748	744	745	744	744
Loan purpose:
Purchase	44%	45%	52%	35%	33%	31%
Cash-out refinance	19	19	16	20	20	20
Other refinance	37	36	32	45	47	49
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	14%	14%	15%	15%	15%	15%
Northeast	14	14	15	18	19	19
Southeast	21	20	20	22	22	22
Southwest	19	20	20	17	16	16
West	32	32	30	28	28	28
Total	100%	100%	100%	100%	100%	100%
Origination year:
<= 2007				11%	13%	17%
2008				2	2	2
2009				4	5	6
2010				5	7	9
2011				6	8	10
2012				17	21	24
2013				15	18	21
2014				8	11	11
2015				14	15	—
2016				18	—	—
Total				100%	100%	100%
__________

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition.

(3)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 6% of our single-family conventional guaranty book of business as of December 31, 2016 and

Fannie Mae 2016 Form 10-K	93

MD&A | Business Segments

5% as of December 31, 2015 and 2014. See “Business—Legislation and Regulation—Charter Act” and “Jumbo-Conforming and High-Balance Loans” for information on our loan limits.

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

(8)	Loans acquired after 2009 with FICO credit scores at origination below 620 consist primarily of the refinance of existing loans under our Refi Plus initiative.

(9)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Our acquisitions in 2016 continued to have a strong credit profile with a weighted average original LTV ratio of 74% and a weighted average FICO credit score at origination of 750. The credit profile of our future acquisitions will depend on many factors, including: our future guaranty fee pricing and our competitors’ pricing, and any impact of that pricing on the volume and mix of loans we acquire; our future eligibility standards and those of mortgage insurers, FHA and VA; the percentage of loan originations representing refinancings; changes in interest rates; our future objectives and activities in support of those objectives, including actions we may take to reach additional underserved creditworthy borrowers; government policy; market and competitive conditions; and the volume and characteristics of HARP and high LTV refinance loans we acquire in the future. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy and macroeconomic trends, including unemployment, the economy and home prices. In addition, if lender customers retain more of the higher-quality loans they originate, it could negatively affect the credit profile of our new single-family acquisitions.
Providing Access to Credit Opportunities for Creditworthy Borrowers
Pursuant to FHFA’s conservatorship scorecards and our statutory mission, we are continuing to work to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of our applicable credit requirements and risk management practices. As part of this effort, in 2014 we worked with FHFA to revise our eligibility criteria to address a specific segment of creditworthy borrowers—those who can afford a mortgage but who lack resources for a substantial down payment—in a responsible manner by taking into account factors that would compensate for the high LTV ratios of their loans. Specifically, we changed our eligibility requirements to increase our maximum LTV ratio from 95% to 97% for loans meeting certain criteria. In addition, in 2015 we announced an improved affordable lending product, HomeReady®, which is designed for creditworthy borrowers with lower and moderate incomes and provides expanded eligibility for financing homes in designated low-income, minority and disaster-impacted communities. Our eligibility requirements for loans acquired under our revised eligibility criteria and under HomeReady include compensating factors and risk mitigants, which reduce the incidence of loans with multiple higher-risk characteristics.
In 2016, pursuant to our revised eligibility criteria and HomeReady, we acquired approximately 50,000 single-family loans with 95.01% to 97% LTV ratios from approximately 800 lenders. These loans represented 2% of the single-family loans we acquired in 2016. Although a higher LTV ratio may indicate that a loan presents a higher credit risk than a loan with a lower LTV ratio, we expect our acquisition of these loans under our revised eligibility criteria and under HomeReady will not materially affect our overall credit risk because we expect that (1) the eligibility requirements these loans must meet will limit their effect on our credit risk and (2) these loans will constitute a small portion of our acquisitions. In addition, we have experience managing the credit risk associated with loans with LTV ratios in this range.
We continue to seek new ways to responsibly expand access to mortgage credit. FHFA’s 2017 conservatorship scorecard specifies that in 2017 we should continue to work to increase access to single-family mortgage credit for creditworthy borrowers, including underserved segments of the market. To the extent we are able to encourage lenders to increase access to mortgage credit, we may acquire a greater number of single-family loans with higher risk characteristics than we acquired in recent periods; however, we expect our single-family

Fannie Mae 2016 Form 10-K	94

MD&A | Business Segments

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
The loans we acquire under HARP have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. Since 2012, we have acquired HARP loans with LTV ratios greater than 125% for fixed-rate loans of eligible borrowers. In addition to the high LTV ratios that characterize HARP loans, some borrowers for HARP and Refi Plus loans may also have lower FICO credit scores and may provide less documentation than we would otherwise require. As of December 31, 2016, HARP loans, which constituted 9% of our single-family book of business, had a weighted average FICO credit score at origination of 726 compared with 745 for loans in our single-family book of business overall.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with the newly acquired loans essentially replaces the credit risk on the loans that we already held prior to the refinancing. These loans have higher risk profiles and higher serious delinquency rates than the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because HARP and Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate). HARP loans constituted approximately 1% of our total single-family acquisitions in 2016, compared with approximately 2% of total single-family acquisitions in 2015 and 6% in 2014. We expect the volume of refinancings under HARP to continue to remain a small percentage of our acquisitions between now and the program’s expiration, due to the small population of borrowers with loans that have high LTV ratios who are willing to refinance and would benefit from refinancing.
For information on the serious delinquency rates and current mark-to-market LTV ratios as of December 31, 2016 of single-family loans we acquired under HARP and Refi Plus, compared with other single-family loans we have acquired, see “Table 21: Selected Credit Characteristics of Single-Family Conventional Guaranty Book of Business, by Acquisition Period.”
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

Fannie Mae 2016 Form 10-K	95

MD&A | Business Segments

guaranty book of business includes loans with some features that are similar to Alt-A loans that we have not classified as Alt-A because they do not meet our classification criteria.
We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Table 22: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business,” “Note 3, Mortgage Loans” and “Note 15, Concentrations of Credit Risk.”
Our exposure to Alt-A loans included in our single-family conventional guaranty book of business, based on the classification criteria described in this section, does not include (1) our investments in private-label mortgage-related securities backed by Alt-A loans or (2) resecuritizations of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. See “Note 5, Investments in Securities” for more information on our exposure to private-label mortgage-related securities backed by Alt-A loans.
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $86.8 billion as of December 31, 2016, represented approximately 3% of our single-family conventional guaranty book of business. Because we discontinued the purchase of newly originated Alt-A loans in 2009, except for those that represent the refinancing of a loan we acquired prior to 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time.
Jumbo-Conforming and High-Balance Loans
The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $166.0 billion, or 6.0% of our single-family conventional guaranty book of business as of December 31, 2016, compared with $149.1 billion, or 5.4% of our single-family conventional guaranty book of business as of December 31, 2015. The standard conforming loan limit for a one-unit property was $417,000 from 2006 to 2016. From 2008 to 2011, our loan limits were higher in specified high-cost areas, reaching as high as $729,750 for one-unit properties; however, our loan limits for loans originated after September 30, 2011 to December 31, 2016 decreased in specified high-cost areas to an amount not to exceed $625,500 for one-unit properties. See “Business—Legislation and Regulation—Charter Act” for additional information on our loan limits, including the higher loan limits that apply in 2017.
Reverse Mortgages
The outstanding unpaid principal balance of reverse mortgage loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $36.9 billion as of December 31, 2016 and $40.9 billion as of December 31, 2015. In 2010, we ceased acquisitions of newly originated reverse mortgages. The principal balance of our reverse mortgage loans could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through FHA.
Mortgage Products with Rate Resets
ARMs are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. Interest-only loans allow the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. The majority of our interest-only loans are ARMs. Our negative-amortizing loans are ARMs that allow the borrower to make monthly payments that are less than the interest actually accrued for the period. The unpaid interest is added to the principal balance of the loan, which increases the outstanding loan balance. ARMs represented approximately 6% of our single-family conventional guaranty book of business as of December 31, 2016 and 7% as of December 31, 2015.
Rate reset modifications are mortgage loans we have modified with terms that include a reduction in the borrowers’ interest rate that is fixed for an initial period and is followed by one or more annual interest rate increases in the future. The majority of these rate reset modifications are performing loans that were modified under the Home Affordable Modification Program (“HAMP®”) and have fixed interest rates for an initial five-year period followed by annual interest rate increases, of up to 1 percent per year, until the mortgage rate reaches the prevailing market rate at the time of modification. The outstanding unpaid principal balance of rate reset

Fannie Mae 2016 Form 10-K	96

MD&A | Business Segments

modifications in our guaranty book of business was $64.3 billion as of December 31, 2016. During 2016, approximately 72% of these modified loans experienced an interest rate reset to a weighted average interest rate of 3.78%. In anticipation of potential financial hardship related to interest rate increases, we have directed servicers to evaluate rate reset modifications for a re-modification if the loan is at imminent risk of default and the borrower requests a loan modification or if the loan becomes 60 days delinquent within the first 12 months after an interest rate adjustment. Additionally, for borrowers with HAMP modifications we extended “pay for performance” incentives, in the form of principal curtailment, to encourage borrowers to stay current on their mortgages after the initial interest rate reset and to reduce their monthly payments in cases where the borrower chooses to re-amortize their unpaid principal balance following receipt of the incentive.
Table 23 displays the unpaid principal balance for ARMs, rate reset modifications and fixed-rate interest-only loans in our single-family guaranty book of business, aggregated by product type and categorized by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Table 23: Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications by Year(1)
	Reset Year
	2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars in millions)
ARMs—Amortizing	$28,739	$5,176	$8,452	$7,215	$8,194	$13,583	$71,359
ARMs—Interest Only and Negative Amortizing	22,308	627	737	688	223	756	25,339
Rate Reset Modifications	46,820	4,841	3,616	2,108	1,676	106	59,167
Fixed-Rate Interest Only	2,238	466	29	63	62	52	2,910
__________

(1)	Excludes loans for which there is not an additional reset for the remaining life of the loan.
We have not observed a materially different performance trend for rate reset modifications, interest-only loans or negative-amortizing loans that have recently reset as compared to those that are still in the initial period. We believe the current performance trend for interest-only loans and negative-amortizing loans is the result of the current low interest rate environment and expect that this trend may not continue if interest rates rise significantly.
Problem Loan Management
Overview
Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. If a borrower does not make required payments, or is in jeopardy of not making payments, we work with the loan servicer to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan workouts reflect our various types of home retention solutions, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure. When appropriate, we seek to move to foreclosure expeditiously.
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

Fannie Mae 2016 Form 10-K	97

MD&A | Business Segments

Problem Loan Statistics
Table 24 displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) and changes in the balance of seriously delinquent loans in our single-family conventional guaranty book of business.

Table 24: Delinquency Status and Activity of Single-Family Conventional Loans
	As of December 31,
	2016	2015	2014
Delinquency status:
30 to 59 days delinquent	1.51%	1.46%	1.47%
60 to 89 days delinquent	0.41	0.41	0.43
Seriously delinquent (“SDQ”)	1.20	1.55	1.89
Percentage of SDQ loans that have been delinquent for more than 180 days	59%	67%	70%
Percentage of SDQ loans that have been delinquent for more than two years	21	30	34

	For the Year Ended December 31,
	2016	2015	2014
Single-family SDQ loans (number of loans):
Beginning balance	267,174	329,590	418,837
Additions	252,590	266,136	306,464
Removals:
Modifications and other loan workouts	(77,800)	(91,241)	(118,860)
Liquidations and sales	(117,459)	(117,884)	(151,586)
Cured or less than 90 days delinquent	(117,956)	(119,427)	(125,265)
Total removals	(313,215)	(328,552)	(395,711)
Ending balance	206,549	267,174	329,590
Our single-family serious delinquency rate was 1.20% as of December 31, 2016, compared to 1.55% as of December 31, 2015. The decrease in our serious delinquency rate in 2016 was primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, improved loan payment performance and nonperforming loan sales. Additionally, the percentage of seriously delinquent loans that have been delinquent for more than 180 days and for more than two years decreased in 2016 primarily due to nonperforming loan sales of loans that had been delinquent for more than two years.
We expect our single-family serious delinquency rate to continue to decline; however, as our single-family serious delinquency rate has already declined significantly over the past several years, we expect more modest declines in this rate in the future. Our single-family serious delinquency rate and the period of time that loans remain seriously delinquent continue to be negatively affected by the length of time required to complete a foreclosure in some states. Other factors that affect our single-family serious delinquency rate include the pace of loan modifications, the timing and volume of nonperforming loan sales we make, servicer performance, and changes in home prices, unemployment levels and other macroeconomic conditions.
Certain higher-risk loan categories, such as Alt-A loans, loans with higher mark-to-market LTV ratios, and our 2005 through 2008 loan vintages, continue to exhibit higher than average delinquency rates and/or account for a higher share of our credit losses. Single-family loans originated in 2005 through 2008 constituted 8% of our single-family book of business as of December 31, 2016, but constituted 51% of our seriously delinquent single-family loans as of December 31, 2016 and drove 65% of our 2016 single-family credit losses. In addition, loans in certain states such as Florida, New Jersey and New York have exhibited higher than average delinquency rates and/or account for a higher share of our credit losses.
Table 25 displays the serious delinquency rates for, and the percentage of our total seriously delinquent single-family conventional loans represented by, the specified loan categories. We also include information for our loans

Fannie Mae 2016 Form 10-K	98

MD&A | Business Segments

in California, as this state accounts for a large share of our single-family conventional guaranty book of business. The reported categories are not mutually exclusive.

Table 25: Single-Family Conventional Seriously Delinquent Loan Concentration Analysis
	As of December 31,
	2016			2015			2014
	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate	Percentage of Book Outstanding	Percentage of Seriously Delinquent Loans(1)	Serious Delinquency Rate
States:
California	19%	6%	0.50%	20%	5%	0.58%	20%	5%	0.70%
Florida	6	10	1.89	6	12	2.86	6	15	4.42
New Jersey	4	8	3.07	4	10	4.87	4	10	5.78
New York	5	10	2.65	5	11	3.55	5	10	4.17
All other states	66	66	1.11	65	62	1.34	65	60	1.57
Product type:
Alt-A	3	15	5.00	4	17	6.53	4	18	7.77
Vintages:
2004 and prior	5	26	2.82	5	26	3.06	7	28	3.26
2005-2008	8	51	6.39	10	57	7.60	12	59	8.39
2009-2016	87	23	0.36	85	17	0.36	81	13	0.35
Estimated mark-to-market LTV ratio:
<= 60%	49	33	0.70	46	27	0.78	42	23	0.88
60.01% to 70%	19	15	1.13	19	14	1.28	19	12	1.36
70.01% to 80%	17	16	1.31	17	15	1.59	18	14	1.75
80.01% to 90%	9	13	2.11	10	14	2.67	10	14	3.04
90.01% to 100%	4	9	2.99	5	11	4.05	6	12	4.59
Greater than 100%	2	14	10.44	3	19	10.76	5	25	10.98
Credit enhanced:(2)
Primary MI & other(3)	18	28	2.18	16	26	2.86	15	26	3.77
Credit risk transfer(4)	22	2	0.17	15	1	0.10	9	*	0.04
Non-credit enhanced	67	70	1.16	73	73	1.46	78	74	1.71
__________

*	Represents less than 0.5%.

(1)	Calculated based on the number of single-family loans that were seriously delinquent for each category divided by the total number of single-family conventional loans that were seriously delinquent.

(2)
The credit-enhanced categories are not mutually exclusive. A loan with primary mortgage insurance that is also covered by a credit risk transfer transaction will be included in both the “Primary MI & other” category and the “Credit risk transfer” category. As a result, the “Credit enhanced” and “Non-credit enhanced” categories do not sum to 100%. The total percentage of our single-family conventional guaranty book of business with some form of credit enhancement as of December 31, 2016 was 33%.

(3)
Refers to loans included in an agreement used to reduce credit risk by requiring primary mortgage insurance, collateral, letters of credit, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss. Excludes loans covered by credit risk transfer transactions unless such loans are also covered by primary mortgage insurance.

(4)	Refers to loans included in reference pools for credit risk transfer transactions, including loans in these transactions that are also covered by primary mortgage insurance.
We provide information on our credit-related income and credit losses in “Consolidated Results of Operations—Credit-Related Income (Expense).” See “Table 10: Credit Loss Concentration Analysis” in “Consolidated Results of Operations—Credit-Related Income (Expense)—Credit Loss Performance Metrics” for information on concentrations of our single-family credit losses in recent periods based on geography, credit characteristics and loan vintages.

Fannie Mae 2016 Form 10-K	99

MD&A | Business Segments

Role of Servicers
The efforts of our mortgage servicers are critical in keeping people in their homes and preventing foreclosures. In recent years, we issued new standards for mortgage servicers regarding the management of delinquent loans, default prevention, and foreclosure time frames. These standards, reinforced by incentives and compensatory fees, require servicers to take a more consistent approach to homeowner communications, loans modifications and other workouts, and when necessary, foreclosures.
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
Loan Workout Metrics
Our loan workouts reflect our home retention solutions, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure. We work with our servicers to implement our home retention solutions and foreclosure alternatives initiatives, and we emphasize the importance of early contact with borrowers and early entry into a home retention solution. We require that servicers first evaluate borrowers for eligibility under a workout option before considering foreclosure.
Loan modifications account for a significant majority of our home retention solutions. Loan modifications involve changes to the original mortgage terms such as product type, interest rate, amortization term, maturity date and/or unpaid principal balance. For many of our modifications, we will ultimately collect less than the contractual amount due under the original loan. Other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. Additionally, we currently offer up to twelve months of forbearance for those homeowners who are unemployed as an additional tool to help homeowners avoid foreclosure.
Approximately 46% of our performing loan modifications include a reduction in the borrower’s interest rate that is fixed for an initial period and may be followed by one or more annual interest rate increases. The majority of these modifications with rate resets had their second interest rate resets in 2016. See “Table 23: Single-Family Adjustable-Rate Mortgage and Rate Reset Modifications by Year” in “Single-Family Portfolio Diversification and Monitoring—Mortgage Products with Rate Resets” for additional information on the timing of these initial interest rate resets.
Our primary loan modification initiatives have included HAMP, which no longer accepted a complete loss mitigation application after December 31, 2016, and our proprietary Standard and Streamlined Modification initiatives. In December 2016, we announced a new modification program, the Fannie Mae Flex Modification, which will replace both HAMP and our Standard and Streamlined Modification programs with a single modification program that leverages the lessons learned from the housing crisis. The Flex Modification program may be implemented by our servicers as soon as March 1, 2017 but no later than October 1, 2017. The program will offer additional payment relief allowing forbearance of principal to an 80% mark-to-market LTV ratio for eligible borrowers, and will target a 20% payment reduction.
In addition, as directed by FHFA, in April 2016, we announced a new principal reduction modification program. This program is a targeted effort to assist seriously delinquent borrowers with negative equity in their homes avoid foreclosure and help improve the stability of communities that have not yet recovered from the housing crisis. The program offers principal reduction to borrowers who, as of March 1, 2016, met the specific requirements set forth in the program, including the following: the borrower was at least 90 days delinquent, had a loan with an unpaid principal balance of $250,000 or less, and was an owner-occupant. In addition, at the time of evaluation, the loan must have a post-modification mark-to-market LTV ratio of more than 115%. The amount of principal reduction we will provide to a borrower who meets the requirements of the program is the lesser of: (1) the amount that would create a post-modification mark-to-market LTV ratio of 115%; or (2) 30% of the gross post-modified unpaid principal balance of the loan. We estimate that approximately 22,000 loans in our single-family guaranty book of business as of March 31, 2016 were eligible for the principal reduction modification program. We expect trial modifications under this program to continue through the first quarter of 2017, converting to permanent modifications between now and the second quarter of 2017.

Fannie Mae 2016 Form 10-K	100

MD&A | Business Segments

We also continue to focus on foreclosure alternatives for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. To avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to accept a deed-in-lieu of foreclosure, whereby the borrower voluntarily signs over the title to their property to the servicer, or to sell the home prior to foreclosure in a short sale, whereby the borrower sells the home for less than the full amount owed to Fannie Mae under the mortgage loan. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. We work to obtain the highest price possible for the properties sold in short sales and, in 2016, we received net sales proceeds from our short sale transactions equal to 74% of the loans’ unpaid principal balance, compared with 73% in 2015. The existence of a second lien may limit our ability to provide borrowers with loan workout options, particularly those that are part of our foreclosure prevention efforts; however, we are not required to contact a second lien holder to obtain their approval prior to providing a borrower with a loan modification.
Table 26 displays statistics on our single-family loan workouts that were completed, by type. These statistics include loan modifications but do not include trial modifications, loans to certain borrowers who have received bankruptcy relief that are classified as TDRs, or repayment or forbearance plans that have been initiated but not completed. As of December 31, 2016, there were approximately 31,100 loans in a trial modification period.

Table 26: Statistics on Single-Family Loan Workouts
	For the Year Ended December 31,
	2016		2015		2014
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention solutions:
Modifications	$13,474	80,304	$15,723	94,212	$20,686	122,823
Repayment plans and forbearances completed(1)	904	6,423	835	5,996	986	7,309
Total home retention solutions	14,378	86,727	16,558	100,208	21,672	130,132
Foreclosure alternatives:
Short sales	2,275	11,009	3,033	14,716	4,795	23,188
Deeds-in-lieu of foreclosure	865	5,752	1,145	7,361	1,786	11,292
Total foreclosure alternatives	3,140	16,761	4,178	22,077	6,581	34,480
Total loan workouts	$17,518	103,488	$20,736	122,285	$28,253	164,612
Loan workouts as a percentage of single-family guaranty book of business	0.62%	0.60%	0.73%	0.71%	0.99%	0.94%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.
The volume of home retention solutions completed in 2016 decreased compared with 2015, primarily due to a decline in the number of delinquent loans in 2016 compared with 2015.
The majority of our home retention strategies, including trial modifications and loans to certain borrowers who received bankruptcy relief, are classified as TDRs upon initiation. Table 27 displays the post-modification unpaid principal balance of single-family HFI loans classified as TDRs. For more information on the impact of TDRs, see “Note 3, Mortgage Loans.”

Fannie Mae 2016 Form 10-K	101

MD&A | Business Segments

Table 27: Single-Family Troubled Debt Restructuring Activity
	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Beginning balance	$182,655	$197,299	$200,507
New TDRs	9,609	12,978	19,050
Foreclosures(1)	(4,098)	(7,173)	(10,484)
Payoffs and other reductions	(22,206)	(20,449)	(11,774)
Ending balance	$165,960	$182,655	$197,299
__________

(1)	Consists of foreclosures, deeds-in-lieu of foreclosure, short sales and third-party sales.
We had single-family HFS loans classified as TDRs with an unpaid principal balance of $2.5 billion as of December 31, 2016 and $3.1 billion as of December 31, 2015. There were no single-family HFS loans classified as TDRs as of December 31, 2014.
Table 28 displays the percentage of our single-family loan modifications completed during 2015 and 2014 that were current or paid off one year after modification, as well as the percentage of our single-family loan modifications completed during 2014 that were current or paid off two years after modification.

Table 28: Percentage of Single-Family Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)
	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
One Year Post-Modification
HAMP modifications	75%	76%	78%	79%	79%	82%	83%	83%
Non-HAMP modifications	63	63	66	65	65	67	68	70
Total	64	64	67	67	67	69	70	72

Two Years Post-Modification
HAMP modifications					77%	80%	80%	81%
Non-HAMP modifications					65	66	67	68
Total					67	68	69	70
__________

(1)	Modifications do not reflect loans currently in trial modifications.
Nonperforming Loan Sales
FHFA’s 2016 and 2017 conservatorship scorecards include objectives relating to reducing the number of our severely-aged delinquent loans, including through nonperforming loan sales. During 2016, we sold approximately 29,600 nonperforming loans with an aggregate unpaid principal balance of $5.5 billion. As of December 31, 2016, we had sold a total of approximately 40,000 nonperforming loans with an aggregate unpaid principal balance of $7.6 billion. We plan to complete additional nonperforming loan sales in the future.
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 29 displays our foreclosure activity by region. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Fannie Mae 2016 Form 10-K	102

MD&A | Business Segments

Table 29: Single-Family Foreclosed Properties
	For the Year Ended December 31,
	2016	2015	2014
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	57,253	87,063	103,229
Acquisitions by geographic area:(2)
Midwest	12,379	17,024	26,013
Northeast	12,389	15,553	15,337
Southeast	16,977	29,618	48,647
Southwest	6,984	8,522	13,437
West	4,780	7,919	13,203
Total properties acquired through foreclosure(1)	53,509	78,636	116,637
Dispositions of REO	(72,669)	(108,446)	(132,803)
End of period inventory of single-family foreclosed properties (REO)(1)	38,093	57,253	87,063
Carrying value of single-family foreclosed properties (dollars in millions)	$4,372	$6,608	$9,745
Single-family foreclosure rate(3)	0.31%	0.45%	0.67%
REO net sales prices to unpaid principal balance(4)	74%	72%	69%
Short sales net sales price to unpaid principal balance(5)	74%	73%	72%
__________

(1)	Includes acquisitions through deeds-in-lieu of foreclosure. Also includes held for use properties, which are reported in our consolidated balance sheets as a component of “Other assets.”

(2)	See footnote 9 to “Table 22: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)
Estimated based on the total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

(4)
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

(5)
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

The continued decrease in the number of our seriously delinquent single-family loans resulted in a reduction in the number of REO acquisitions in 2016 compared with 2015 and 2014.
If a loan defaults and we acquire a home through foreclosure or a deed-in-lieu of foreclosure, we market and sell the home through local real estate professionals. Our primary objectives are both to minimize the severity of loss to Fannie Mae by maximizing sales prices and to stabilize neighborhoods by preventing empty homes from depressing home values. In cases where the property does not sell, we use alternative methods of disposition, including selling homes to municipalities, other public entities or non-profit organizations, and selling properties through public auctions.
Neighborhood stabilization is a core principle in our approach to managing our REO inventory. As a result, we seek to keep properties in good condition and, where appropriate, repair them to make them more marketable and increase the likelihood that an owner occupant will purchase the properties. In addition, we encourage homeownership through our First Look™ marketing period. During this First Look period, owner occupants, some nonprofit organizations and public entities may submit offers and purchase properties without competition from investors. Approximately 55% of the single-family properties we sold in 2016 were purchased by owner occupants, nonprofit organizations or public entities.

Fannie Mae 2016 Form 10-K	103

MD&A | Business Segments

In some cases, we engage in third party sales at foreclosure, which allow us to avoid maintenance and other REO expenses we would have incurred had we acquired the property.
We currently lease properties to tenants who occupied the properties before we acquired them into our REO inventory and to eligible borrowers who executed a deed-in-lieu of foreclosure, which can minimize disruption by providing additional time to find alternate housing, help stabilize local communities, provide us with rental income, and support our compliance with state and local laws protecting tenants in foreclosed properties. As of December 31, 2016, approximately 770 tenants leased our REO properties.
We continue to manage our REO inventory to appropriately control costs and maximize sales proceeds. However, we are unable to market and sell a large portion of our inventory, primarily due to occupancy and state or local redemption or confirmation periods, which extends the amount of time it takes to bring our properties to a marketable state and eventually dispose of them. This results in higher foreclosed property expenses, which include costs related to maintaining the property and ensuring that the property is vacant. As of December 31, 2016 approximately 40% of our REO properties were unable to be marketed, 26% of our REO properties were available for sale, 17% of our REO properties were pending sale settlement and 17% of our REO properties were pending appraisals and being prepared to be listed for sale.
Table 30 displays the proportionate share of foreclosures as compared with their share of our single-family guaranty book of business for the states that have a higher concentration of foreclosures. Table 30 also displays this information for California, as this state accounts for a large share of our single-family conventional guaranty book of business.

Table 30: Single-Family Acquired Property Concentration Analysis
	As of	For the Year Ended	As of	For the Year Ended	As of	For the Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)
States:
California	20%	4%	20%	4%	20%	5%
Florida	6	13	6	20	6	24
Illinois	4	6	4	7	4	7
New Jersey	4	7	4	6	4	3
__________

(1)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans, where we have detailed loan level information, for each category divided by the aggregate unpaid principal balance of our single-family conventional guaranty book of business.

(2)
Calculated based on the number of properties acquired through foreclosure or deed-in-lieu of foreclosure during the period for each category divided by the total number of properties acquired through foreclosure during the same period.

Multifamily Business
Multifamily Business Activities
Overview
Our Multifamily business provides mortgage market liquidity primarily for properties with five or more residential units, which may be apartment communities, cooperative properties, seniors housing, dedicated student housing or manufactured housing communities. Our Multifamily business works with our lender customers to provide funds to the mortgage market primarily by securitizing multifamily mortgage loans into Fannie Mae MBS. We also purchase multifamily mortgage loans and provide credit enhancement for bonds issued by state and local housing finance authorities to finance multifamily housing. Our Multifamily business also supports liquidity in the mortgage market and the business of our lender customers through other activities, such as issuing structured Fannie Mae MBS backed by multifamily mortgage assets and buying and selling multifamily agency mortgage-backed securities.
Revenues for our Multifamily business are derived primarily from net interest income. Our primary sources of multifamily net interest income are: (1) the guaranty fees we receive as compensation for assuming and

Fannie Mae 2016 Form 10-K	104

MD&A | Business Segments

managing the credit risk on the multifamily mortgage loans underlying Fannie Mae MBS held by third parties; and (2) the difference between the interest income earned on the multifamily mortgage assets in our retained mortgage portfolio, including CMBS and other non-agency securities, and the interest expense associated with the debt that funds those assets. Our Multifamily business also earns revenues from other fees associated with multifamily business activities, including yield maintenance income.
Key Characteristics of the Multifamily Mortgage Market and Fannie Mae’s Multifamily Business
The multifamily mortgage market and our transactions in that market have a number of key characteristics that affect our multifamily activities and distinguish them from our activities in the single-family residential mortgage market.

•
Funding sources: The multifamily market is made up of a wide variety of lending sources, including commercial banks, life insurance companies, investment banks, FHA, state and local housing finance agencies, and the GSEs.

•
Lenders: During 2016, we executed multifamily transactions with 30 lenders. Of these, 25 lenders delivered loans to us under our DUS program. In determining whether to partner with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.

•	Loan size: The average size of a loan in our multifamily guaranty book of business is $8 million.

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

•
Underwriting process: Multifamily loans require detailed underwriting of the property’s operating cash flow. Our underwriting includes an evaluation of the property’s ability to support the loan, property quality, market and submarket factors, and ability to exit at maturity.

•	Term and lifecycle: In contrast to the standard 30-year single-family residential loan, multifamily loans typically have terms of 5, 7 or 10 years, with balloon payments due at maturity.

•
Prepayment terms: Most multifamily Fannie Mae loans and MBS have protection against prepayments of loans and impose prepayment premiums, primarily yield maintenance, consistent with standard commercial investment terms.

Delegated Underwriting and Servicing
In an effort to promote product standardization in the multifamily marketplace, in 1988 Fannie Mae initiated the DUS® program for acquiring individual multifamily loans.
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

Fannie Mae 2016 Form 10-K	105

MD&A | Business Segments

required to share with us the risk of loss over the life of the loan, as discussed in more detail in “Multifamily Mortgage Credit Risk Management.” Since DUS lenders share in the credit risk, the servicing fee to the lenders includes compensation for credit risk. Delegation permits lenders to respond to customers more rapidly, as the lender generally has the authority to approve a loan within prescribed parameters, which provides an important competitive advantage.
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
The Multifamily Markets in Which We Operate
In the multifamily mortgage market, we aim to address the rental housing needs of a wide range of the population in all markets across the country, with the substantial majority of our focus on supporting rental housing that is affordable to families earning at or below the median income in their area. Our mission requires us to serve the market steadily, rather than moving in and out depending on market conditions. Through the secondary mortgage market, we support rental housing for the workforce population, for senior citizens and students, and for families with the greatest economic need. Approximately 90% of the multifamily units we financed in 2016 were affordable to families earning at or below 120% of the median income in their area, providing support for both workforce housing and affordable housing. Our Multifamily business is organized and operated as an integrated commercial real estate finance business, addressing the spectrum of multifamily housing finance needs, including the needs described below.

•
To meet the growing need for smaller multifamily property financing, we focus on the acquisition of multifamily loans up to $3 million ($5 million in high cost areas). We acquire these loans primarily from DUS lenders; however, we have also acquired these loans from other financial institutions. Over the years, we have been an active purchaser of these loans from both DUS and non-DUS lenders, and, as of December 31, 2016, they represented 48.9% of our multifamily guaranty book of business by loan count and 7.5% based on unpaid principal balance.

•
To serve low- and very low-income households, we have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to providing housing to families earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2016, this type of financing represented approximately 13% of our multifamily guaranty book of business, based on unpaid principal balance, including $12.3 billion in bond credit enhancements.

Multifamily Volume Cap
FHFA’s 2017 conservatorship scorecard includes an objective to maintain the dollar volume of new multifamily business at or below $36.5 billion, excluding certain targeted affordable and underserved market business segments. FHFA announced in November 2016 that our multifamily volume cap for 2017 will remain at the same level as it was for 2016, based on its projections of the overall size of the multifamily finance market in 2017. FHFA’s announcement stated that, as in prior years, FHFA will review its estimates of the multifamily loan origination market size on a quarterly basis and adjust the cap if necessary; however, FHFA will not reduce the cap as this could cause disruption in the market.

Fannie Mae 2016 Form 10-K	106

MD&A | Business Segments

Multifamily Mortgage Market Conditions and Outlook
Total multifamily U.S mortgage debt outstanding was $1.15 trillion as of September 30, 2016, the latest date for which the data is available. We owned or guaranteed mortgage assets representing approximately 19% of total U.S. multifamily mortgage debt outstanding as of September 30, 2016.
National multifamily market fundamentals, which include factors such as vacancy rates and rents, remained relatively stable during most of 2016, despite an increase in new apartment supply. Although the national estimated vacancy level increased toward the end of the year, it remained near historic lows, benefiting from steady rental demand coupled with ongoing job growth and new household formation. While it is estimated that no rent growth occurred during the fourth quarter of 2016, rent growth remained positive for the year.

•
Vacancy rates. According to preliminary third-party data, the national multifamily vacancy rate for institutional investment-type apartment properties was an estimated 5.25% as of December 31, 2016, up from an estimated 5.0% as of September 30, 2016 and December 31, 2015.

•
Rents. Effective rents continued to increase during most of 2016, although the rate of growth slowed. National asking rents increased by an estimated 2.5% in 2016, but it is estimated that no rent growth occurred during the fourth quarter of 2016, compared with an estimated increase of 1.0% in the third quarter of 2016.

Continued demand for multifamily rental units was reflected in the estimated positive net absorption (that is, the net change in the number of occupied rental units during the time period) of at least 179,000 units in 2016, according to preliminary data from Reis, Inc. There was positive net absorption of approximately 43,000 units during the fourth quarter of 2016, compared with approximately 38,000 units during the third quarter of 2016. Although an estimated 343,000 multifamily units were added to the nation’s inventory in 2016, demand remained steady for much of the year.
Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Several years of improvement in these fundamentals helped to increase property values in most metropolitan areas in 2016, and contributed to the ongoing increase in new multifamily construction development. As a result, it is estimated that there will be approximately 400,000 new multifamily units completed in 2017. The bulk of this new supply is concentrated in a limited number of metropolitan areas. We believe this increase in supply will result in a slowdown in national net absorption rates, occupancy levels and effective rents in 2017. Nevertheless, we expect the overall national rental market supply and demand to remain in balance over the longer term, based on expected construction completions, expected obsolescence and positive rental household formation trends.

Fannie Mae 2016 Form 10-K	107

MD&A | Business Segments

Multifamily Business Metrics

Table 31: Multifamily Business Key Performance Data
	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Securitization Activity/New Business
Multifamily new business volume(1)	$55,309	$42,342	$28,908
Multifamily units financed from new business volume	724,000	569,000	446,000
Multifamily Fannie Mae MBS issuances(2)	$55,020	$43,923	$31,997
Multifamily Fannie Mae structured securities issuances	$10,559	$11,685	$12,040
Multifamily Fannie Mae MBS outstanding, at end of period	$223,037	$188,212	$167,010
Portfolio Data
Multifamily retained mortgage portfolio, at end of period	$19,852	$30,778	$50,003
Credit Guaranty Activity
Average multifamily guaranty book of business(3)	$227,957	$209,747	$200,150
Average charged guaranty fee rate on multifamily guaranty book of business (in basis points)	74.9	69.4	64.9
Multifamily credit loss ratio (in basis points)(4)	(0.2)	(2.7)	(2.3)
Multifamily serious delinquency rate, at end of period	0.05%	0.07%	0.05%
Percentage of multifamily guaranty book of business with lender risk-sharing, at end of period	94%	92%	88%
_________

(1)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations), multifamily loans purchased, and credit enhancements provided during the period.

(2)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new multifamily MBS; (b) Fannie Mae multifamily portfolio securitization transactions of $1.8 billion and $3.4 billion for the years ended December 31, 2015 and 2014, respectively. There were no Fannie Mae multifamily portfolio securitization transactions in 2016; and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $118 million, $4 million and $3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Multifamily MBS reissuances were $19 million and $56 million for the years ended December 31, 2016 and 2015, respectively. There were no multifamily MBS reissuances in 2014.

(3)
Our multifamily guaranty book of business consists of: (a) multifamily mortgage loans of Fannie Mae; (b) multifamily mortgage loans underlying Fannie Mae MBS; and (c) other credit enhancements that we provide on multifamily mortgage assets. It excludes non-Fannie Mae multifamily mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.

(4)
Calculated based on Multifamily segment credit losses divided by the average multifamily guaranty book of business. Negative credit losses are the result of recoveries on previously charged-off amounts.

Multifamily new business volume increased in 2016 compared with 2015 driven by continued growth in the overall multifamily market. FHFA’s 2016 conservatorship scorecard included an objective to maintain the dollar volume of new multifamily business at or below $36.5 billion excluding certain targeted business segments. Our Multifamily business met this objective with approximately 66% of Fannie Mae’s 2016 multifamily new business volume of $55.3 billion counting towards FHFA’s 2016 multifamily volume cap.

Fannie Mae 2016 Form 10-K	108

MD&A | Business Segments

Multifamily Business Financial Results

Table 32: Multifamily Business Financial Results
	For the Year Ended December 31,			Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
Net interest income	$2,285	$2,108	$1,764	$177	$344
Fee and other income	445	712	494	(267)	218
Net revenues	2,730	2,820	2,258	(90)	562
Credit-related income(1)	72	201	197	(129)	4
Fair value losses, net	(41)	(262)	(45)	221	(217)
Gains from partnership investments(2)	91	283	301	(192)	(18)
Administrative expenses	(323)	(339)	(310)	16	(29)
Other income(3)	205	301	200	(96)	101
Income before federal income taxes	2,734	3,004	2,601	(270)	403
Provision for federal income taxes	(603)	(660)	(531)	57	(129)
Less: Net income attributable to noncontrolling interest	—	(1)	(1)	1	—
Net income attributable to Fannie Mae	$2,131	$2,343	$2,069	$(212)	$274
__________

(1)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(2)	Gains from partnership investments are included in “Other expenses, net” in our consolidated statements of operations and comprehensive income.

(3)	Consists of investment gains (losses), debt extinguishment gains (losses), and other income (expenses).
2016 compared to 2015
Multifamily net income decreased in 2016 compared with 2015 primarily due to lower fee and other income, lower gains from partnership investments, and a decrease in credit-related income. This decrease was partially offset by lower fair value losses and an increase in net interest income.
Net interest income increased primarily due to an increase in guaranty fee income as our multifamily guaranty book of business grew and loans with higher guaranty fees became a larger part of our book, while loans with lower guaranty fees continued to liquidate.
Fee and other income decreased in 2016 compared with 2015 primarily due to a decrease in yield maintenance income.
Credit-related income decreased in 2016 compared with 2015 primarily driven by lower gains on sale of multifamily REO properties.
Fair value losses decreased in 2016 compared with 2015. Fair value losses in 2015 were primarily due to higher losses on trading securities as a result of widening spreads on other mortgage-related securities.
Gains from partnership investments decreased in 2016 compared with 2015 as the number of our multifamily partnership investments continued to decline.
2015 compared to 2014
Multifamily net income increased in 2015 compared with 2014 primarily due to higher net interest income and fee and other income, partially offset by higher fair value losses.
Net interest income increased primarily due to an increase in guaranty fee income as our multifamily guaranty book of business grew and loans with higher guaranty fees became a larger part of our book, while loans with lower guaranty fees continued to liquidate.
Fee and other income increased in 2015 compared with 2014 as a result of an increase in yield maintenance income.

Fannie Mae 2016 Form 10-K	109

MD&A | Business Segments

Fair value losses increased in 2015 compared with 2014 driven by higher losses on trading securities in 2015 as a result of widening spreads on other mortgage-related securities.
Multifamily Mortgage Credit Risk Management
The credit risk profile of our multifamily mortgage credit book of business is influenced by the structure of the financing, the type and location of the property, the condition and value of the property, the financial strength of the borrower, market and sub-market trends and growth, and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our multifamily credit-related income and credit losses in “Multifamily Business Financial Results.”
We exclude from the multifamily credit statistics reported below the approximately 1% of our multifamily guaranty book of business for which our loan level information is incomplete as of December 31, 2016 and 2015.
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our retained mortgage portfolio or held by third parties), with oversight from our Enterprise Risk Management division. Our primary multifamily delivery channel is the DUS program. Multifamily loans that we purchase or that back Fannie Mae MBS are underwritten by a Fannie Mae-approved lender and may be subject to our underwriting review prior to closing, depending on the product type, loan size, market and/or other factors. Loans delivered to us by DUS lenders and their affiliates represented 97% of our multifamily guaranty book of business as of December 31, 2016 and 2015, compared with 94% as of December 31, 2014.
We use credit enhancement arrangements, primarily lender risk-sharing, for our multifamily loans. Lenders in the DUS program typically share in loan level credit losses in one of two ways: (1) they bear losses up to the first 5% of the unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they share up to one-third of the losses on a pro rata basis with us. Non-DUS lenders typically share or absorb losses based on a negotiated percentage of the loan or the pool balance.
As of December 31, 2016, 94% of the unpaid principal balance of loans in our multifamily guaranty book of business had lender risk-sharing, compared with 92% as of December 31, 2015. Our maximum potential loss recovery from lenders under current risk-sharing agreements represented over 20% of the unpaid principal balance of our multifamily guaranty book of business as of December 31, 2016 and 2015. These risk-sharing agreements not only transfer credit risk, but also better align our interests with those of the lenders.
At the time of our purchase or guarantee of multifamily mortgage loans, we and our lenders rely on sound underwriting standards, which generally include property cash flow analysis and third-party appraisals. Our standards for multifamily loans specify maximum original LTV ratio and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV ratio and DSCR values have been reliable indicators of future credit performance. At underwriting, we evaluate the DSCR based on both actual and underwritten debt service payments.
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

Table 33: Multifamily Guaranty Book of Business Key Risk Characteristics
	As of December 31,
	2016	2015	2014
Weighted average original LTV ratio	67%	66%	66%
Original LTV ratio greater than 80%	2	3	3
Original DSCR less than or equal to 1.10	14	11	8
The percentage of our book of business with an original DSCR less than or equal to 1.10 has increased to 14% as of December 31, 2016, driven by an increase in business volume funded with adjustable-rate mortgages and

Fannie Mae 2016 Form 10-K	110

MD&A | Business Segments

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
We and our lenders monitor the performance and risk characteristics of our multifamily loans and the underlying properties on an ongoing basis throughout the loan term at the asset and portfolio level. We track credit risk characteristics to determine the loan credit quality indicators, which are the internal risk categories and are further discussed in “Note 3, Mortgage Loans.” The credit risk characteristics we use to help determine the internal risk categories include the physical condition of the property, delinquency status, the relevant local market and economic conditions that may signal changing risk or return profiles, and other risk factors. For example, we closely monitor the rental payment trends and vacancy levels in local markets, as well as capitalization rates, to identify loans that merit closer attention or loss mitigation actions. We manage our exposure to refinancing risk for multifamily loans maturing in the next several years. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to loans maturing in the near term. The primary asset management responsibilities for our multifamily loans are performed by our DUS and other multifamily lenders. We periodically evaluate these lenders’ and our other third party service providers’ performance for compliance with our asset management criteria.
As part of our ongoing credit risk management process, we require lenders to provide quarterly and annual financial updates for the loans where we are contractually entitled to receive such information. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business, calculated based on unpaid principal balance, with a current DSCR less than 1.0 was approximately 2% as of December 31, 2016 and 2015. Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 3 to 6 months but in some cases may be longer.
Multifamily Problem Loan Management and Foreclosure Prevention
We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses and delinquencies to a low level relative to our multifamily guaranty book of business. The multifamily serious delinquency rate was 0.05% as of December 31, 2016 and 0.07% as of December 31, 2015. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.
REO Management
The number of multifamily foreclosed properties held for sale remained low at 13 properties with a carrying value of $85 million as of December 31, 2016 compared with 12 properties with a carrying value of $91 million as of December 31, 2015.

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

Fannie Mae 2016 Form 10-K	111

MD&A | Liquidity and Capital Management

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

Fannie Mae 2016 Form 10-K	112

MD&A | Liquidity and Capital Management

Our liquidity management framework and practices require that we maintain:

•	a portfolio of highly liquid securities to cover a minimum of 30 calendar days of net cash needs, assuming no access to the short- and long-term unsecured debt markets;

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
As of December 31, 2016, we were in compliance with our liquidity risk management framework and practices set forth above.
We run routine operational testing of our ability to rely upon mortgage and U.S. Treasury collateral to obtain financing. We enter into relatively small repurchase agreements in order to confirm that we have the operational and systems capability to do so. In addition, we have provided collateral in advance to clearing banks in the event we seek to enter into repurchase agreements in the future. We do not, however, have committed repurchase agreements with specific counterparties, as historically we have not relied on this form of funding. As a result, our use of such facilities and our ability to enter into them in significant dollar amounts may be challenging in a stressed market environment. See “Risk Factors” for the risks associated with our ability to fund operations.
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
Debt Funding
We separately present the debt from consolidations (“debt of consolidated trusts”) and the debt issued by us (“debt of Fannie Mae”) in our consolidated balance sheets and in the debt tables below. Our discussion regarding debt funding in this section focuses on the debt of Fannie Mae. We fund our business primarily through the issuance of a variety of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt.
We have a diversified funding base of domestic and international investors. Purchasers of our debt securities are geographically diversified and include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, corporations, state and local governments, and other municipal authorities.
Our debt funding needs and debt funding activity may vary from quarter to quarter depending on market conditions and are influenced by anticipated liquidity needs, the size of our retained mortgage portfolio and our dividend payment obligations to Treasury. See “Retained Mortgage Portfolio” for information about our retained mortgage portfolio and our requirement to reduce the size of our retained mortgage portfolio.
Fannie Mae Debt Funding Activity
Table 34 displays the activity in debt of Fannie Mae. This activity excludes the debt of consolidated trusts and intraday loans. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption. The increase in our issuances and payoffs of short-term debt during 2016 compared with 2015 and 2014 was driven by our utilization of short-term notes with overnight maturities in 2016. The increase in our issuances of long-term debt during 2016 compared with 2015 and 2014 was primarily driven by the issuance of debt to fund higher redemptions of callable debt due to lower interest rates during the year.

Fannie Mae 2016 Form 10-K	113

MD&A | Liquidity and Capital Management

Table 34: Activity in Debt of Fannie Mae
	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$588,082	$182,358	$213,683
Weighted-average interest rate	0.19%	0.16%	0.08%
Long-term:(1)
Amount	$118,516	$76,268	$45,805
Weighted-average interest rate	1.60%	1.48%	1.79%
Total issued:
Amount	$706,598	$258,626	$259,488
Weighted-average interest rate	0.42%	0.55%	0.38%
Paid off during the period:(2)
Short-term:
Amount	$624,169	$216,340	$180,920
Weighted-average interest rate	0.22%	0.10%	0.09%
Long-term:(1)
Amount	$142,826	$117,350	$148,186
Weighted-average interest rate	1.97%	1.39%	1.80%
Total paid off:
Amount	$766,995	$333,690	$329,106
Weighted-average interest rate	0.54%	0.55%	0.86%
__________

(1)
Includes credit risk-sharing securities issued under our CAS series. For additional information on our credit risk transfer transactions, see “Business Segments—Single Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”

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
We believe that continued federal government support of our business, as well as our status as a GSE, are essential to maintaining our access to debt funding. See “Risk Factors” for a discussion of the risks we face relating to: (1) the uncertain future of our company; (2) our reliance on the issuance of debt securities to obtain funds for our operations and the relative cost to obtain these funds; (3) our liquidity contingency plans; and (4) our credit ratings. Also see “Business—Legislation and Regulation—Housing Finance Reform” for a description of recent actions and statements relating to housing finance reform by the current Administration, Congress and FHFA.

Fannie Mae 2016 Form 10-K	114

MD&A | Liquidity and Capital Management

Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of December 31, 2016 and 2015. We had no borrowings outstanding under this line of credit as of December 31, 2016.
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
Our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt was 11% as of December 31, 2016 compared with 18% as of December 31, 2015. The weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.31% as of December 31, 2016 from 2.41% as of December 31, 2015.
Our outstanding debt maturing within one year, including the current portion of our long-term debt and amounts we have announced for early redemption, as a percentage of our total outstanding debt, excluding debt of consolidated trusts, was 32% as of December 31, 2016 and 2015. The weighted-average maturity of our outstanding debt that is maturing within one year was 146 days as of December 31, 2016, compared with 125 days as of December 31, 2015. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 56 months as of December 31, 2016 and approximately 57 months as of December 31, 2015. For information on the maturity profile of our outstanding long-term debt for each of the years 2017 through 2021 and thereafter, see “Note 8, Short-Term Borrowings and Long-Term Debt.”
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also may use proceeds from our mortgage assets to pay our debt obligations.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $479.0 billion in 2016. As of December 31, 2016, our aggregate indebtedness totaled $328.8 billion, which was $150.2 billion below our debt limit. Our debt limit in 2017 is $407.2 billion. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Fannie Mae 2016 Form 10-K	115

MD&A | Liquidity and Capital Management

Table 35 displays information on our outstanding short-term and long-term debt based on its original contractual terms. The amount of our outstanding short-term debt and outstanding long-term debt of Fannie Mae decreased in 2016 compared with 2015 primarily due to lower funding needs as our retained mortgage portfolio decreased.

Table 35: Outstanding Short-Term Borrowings and Long-Term Debt(1)
	As of December 31,
	2016			2015
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	—	$—	—%	—	$62	—%

Short-term debt:
Debt of Fannie Mae	—	$34,995	0.49%	—	$71,007	0.26%
Debt of consolidated trusts	—	584	0.48	—	943	0.19
Total short-term debt		$35,579	0.49%		$71,950	0.26%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2017 - 2030	$153,983	2.16%	2016 - 2030	$154,057	2.49%
Medium-term notes(3)	2017 - 2026	82,230	1.40	2016 - 2025	96,997	1.53
Other(4)	2017 - 2038	12,800	6.74	2016 - 2038	27,772	4.88
Total senior fixed		249,013	2.14		278,826	2.39
Senior floating:
Medium-term notes(3)	2017 - 2019	21,476	0.71	2016 - 2019	20,791	0.27
Connecticut Avenue Securities(5)	2023 - 2029	16,511	4.77	2023 - 2028	10,764	3.84
Other(6)	2020 - 2037	346	6.75	2020 - 2037	368	10.46
Total senior floating		38,333	2.48		31,923	1.58
Subordinated debentures	2019	4,645	9.93	2019	4,227	9.93
Secured borrowings(7)	2021 - 2022	111	1.44	2021 - 2022	152	1.47
Total long-term debt of Fannie Mae		292,102	2.31		315,128	2.41
Debt of consolidated trusts	2017 - 2056	2,934,635	2.57	2016 - 2054	2,810,593	2.94
Total long-term debt		$3,226,737	2.54%		$3,125,721	2.88%
Outstanding callable debt of Fannie Mae(8)		$77,257	1.89%		$96,199	1.92%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effects of discounts, premiums and other cost basis adjustments. Reported outstanding amounts include fair value gains and losses associated with debt that we elected to carry at fair value. Reported amounts for total debt of Fannie Mae include unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $1.8 billion and $3.2 billion as of December 31, 2016 and 2015, respectively.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(4)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

(5)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of mortgage loans in our single-family guaranty book of business to the investors in these securities, a portion of which is reported at fair value. For additional information on our credit risk transfer transactions, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”

Fannie Mae 2016 Form 10-K	116

MD&A | Liquidity and Capital Management

(6)	Consists of structured debt instruments that are reported at fair value.

(7)	Represents remaining liability resulting from the transfer of financial assets from our consolidated balance sheets that did not qualify as a sale.

(8)	Consists of the unpaid principal balance of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date.
Table 36 below displays additional information for each category of our short-term borrowings.

Table 36: Outstanding Short-Term Borrowings(1)
	2016
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$209	—%	$2,090
Total short-term debt of Fannie Mae	34,995	0.49	51,061	0.37	67,444

	2015
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$62	—%	$42	—%	$271
Total short-term debt of Fannie Mae	71,007	0.26	88,842	0.17	107,690

	2014
	As of December 31		Average During the Year
	Outstanding	Weighted- Average Interest Rate	Outstanding(2)	Weighted- Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$50	—%	$28	—%	$273
Total short-term debt of Fannie Mae	105,012	0.11	86,839	0.11	114,741
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding has been calculated using daily balances.

(3)	Maximum outstanding represents the highest daily outstanding balance during the year.

Fannie Mae 2016 Form 10-K	117

MD&A | Liquidity and Capital Management

Contractual Obligations
Table 37 displays, by remaining maturity, our future cash obligations related to our long term debt, announced calls, operating leases, purchase obligations and other material non-cancelable contractual obligations.

Table 37: Contractual Obligations
	Payment Due by Period as of December 31, 2016
	Total	Less than 1 Year	1 to < 3 Years	3 to 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations(1)	$292,102	$68,016	$119,034	$54,159	$50,893
Contractual interest on long-term obligations(2)	38,445	5,341	8,643	6,271	18,190
Operating lease obligations(3)	887	47	76	99	665
Purchase obligations:
Mortgage commitments(4)	67,100	67,100	—	—	—
Other purchase obligations(5)	153	88	54	11	—
Other liabilities reflected in the consolidated balance sheet(6)	602	578	11	13	—
Total contractual obligations	$399,289	$141,170	$127,818	$60,553	$69,748
__________

(1)
Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude $2.9 trillion in long-term debt of consolidated trusts. Amounts include a net unamortized discount, fair value adjustments and other cost basis adjustments of $1.8 billion.

(2)	Excludes contractual interest on long-term debt from consolidations.

(3)	Includes amounts related to office buildings and equipment leases.

(4)	Includes on- and off-balance sheet commitments to purchase mortgage loans and mortgage-related securities.

(5)
Includes unconditional purchase obligations that are subject to a cancellation penalty for certain telecommunications services, software and computer services, and other agreements. Excludes arrangements that may be canceled without penalty.

(6)
Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2016, see “Mortgage Credit Book of Business” and “Off-Balance Sheet Arrangements.” Includes cash received as collateral and future cash payments due under our contractual obligations to fund low-income housing tax credit partnership investments and other partnerships that are unconditional and legally binding, which are included in our consolidated balance sheets under “Other liabilities.”

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
Cash and Other Investments Portfolio
Table 38 displays information on the composition of our cash and other investments portfolio. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, liquidity in the fixed income markets and our liquidity risk management framework and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Counterparty Credit Exposure of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.

Fannie Mae 2016 Form 10-K	118

MD&A | Liquidity and Capital Management

Table 38: Cash and Other Investments Portfolio
	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Cash and cash equivalents	$25,224	$14,674	$22,023
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,415	27,350	30,950
U.S. Treasury securities	32,317	29,485	19,466
Total cash and other investments	$87,956	$71,509	$72,439
Unencumbered Mortgage Portfolio
Another potential source of liquidity in the event our access to the unsecured debt market becomes impaired is the unencumbered mortgage assets in our retained mortgage portfolio, which could be sold or used as collateral for secured borrowing. We believe that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Our ability to sell whole loans from our retained mortgage portfolio is limited due to the credit-related issues of many of these loans, as well as operational constraints. See “Risk Factors” for a discussion of the limitations on our ability to successfully sell or borrow against the unencumbered mortgage assets in our retained mortgage portfolio in the event of a liquidity crisis.
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
Table 39 displays the credit ratings issued by the three major credit rating agencies.

Table 39: Fannie Mae Credit Ratings
December 31, 2016
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

Fannie Mae 2016 Form 10-K	119

MD&A | Liquidity and Capital Management

Cash Flows
Year Ended December 31, 2016. Cash and cash equivalents increased by $10.6 billion from $14.7 billion as of December 31, 2015 to $25.2 billion as of December 31, 2016. The increase was primarily driven by cash inflows from (1) the sale of Fannie Mae MBS to third parties and (2) proceeds from repayments and sales of loans of Fannie Mae.
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
Capital Activity
The Director of FHFA has directed us to make dividend payments on the senior preferred stock on a quarterly basis. Our fourth quarter 2016 dividend of $3.0 billion was declared by FHFA and subsequently paid by us on December 30, 2016, bringing our senior preferred stock dividends paid in 2016 to $9.6 billion. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend for the first quarter of 2017 of $5.5 billion by March 31, 2017.
The terms of our senior preferred stock provide for dividends to accrue at a rate equal to our net worth less an applicable capital reserve amount, which continues to decrease annually. The capital reserve amount was $1.2 billion for dividend periods in 2016, decreased to $600 million for dividend periods in 2017, and will decrease to zero on January 1, 2018. As a result of the “net worth sweep” dividend we pay to Treasury each quarter, we cannot retain capital from the earnings generated by our business operations.
We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the funding available under our senior preferred stock purchase agreement with Treasury to address any net worth deficit. Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficiencies in our net worth. As of the date of this filing, the amount of remaining available funding under our senior preferred stock purchase agreement is $117.6 billion. If we were to draw additional funds from Treasury under the agreement in a future period, the amount of remaining funding under the agreement would be reduced by the amount of our draw. Dividend payments we make to Treasury do not restore or increase the amount of funding available to us from Treasury under the agreement. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for more information on the terms of our senior preferred stock and our senior preferred stock purchase agreement with Treasury. See “Risk Factors” for a discussion of the risks relating to our limited and declining capital reserves and our dividend obligations to Treasury on our senior preferred stock.

Fannie Mae 2016 Form 10-K	120

MD&A | Off-Balance Sheet Arrangements

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
Our off-balance sheet arrangements result primarily from the following:

•	our guaranty of mortgage loan securitization and resecuritization transactions, and other guaranty commitments over which we do not have control;

•	liquidity support transactions; and

•	partnership interests.
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $24.3 billion as of December 31, 2016 and $27.5 billion as of December 31, 2015.
Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $10.4 billion as of December 31, 2016 and $11.4 billion as of December 31, 2015. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds.
We have historically made investments in various limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities. When we are not the primary beneficiary, our consolidated balance sheets reflect only our investment rather than the full amount of the partnership’s assets and liabilities.

Risk Management
Our business activities expose us to the following three major categories of risk: credit risk, market risk (including interest rate and liquidity risk), and operational risk. We are also exposed to strategic risk, compliance risk and reputational risk. We seek to actively manage and monitor these risks by using an established risk management program. Our risk management program provides the basis for the principles that govern our risk management activities.

•
Credit Risk. Credit risk is the risk of loss resulting from the failure of a borrower or institutional counterparty to honor its financial or contractual obligations, resulting in a potential loss of earnings. In regards to financial securities or instruments, credit risk is the risk of not receiving principal, interest or any other financial obligation on a timely basis, for any reason. Our credit risk exposure exists primarily in connection with our mortgage credit book of business and our institutional counterparties.

•
Market Risk. Market risk is the risk of loss resulting from adverse changes in the value of financial instruments caused by changes in market conditions. Two significant market risks we face and actively manage are interest rate risk and liquidity risk. Interest rate risk is the risk of loss from adverse changes in the value of our assets or liabilities or our future earnings due to changes in interest rates. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner.

•	Operational Risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events.

•
Strategic Risk. Strategic risk is the risk of loss resulting from an unsuccessful business plan or strategy. This risk also encompasses the uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in “Business” and “Risk Factors.”

Fannie Mae 2016 Form 10-K	121

MD&A | Risk Management

•
Compliance Risk. Compliance risk is the risk associated with not complying with the laws, regulations, supervisory guidance, obligations or ethical standards governing how we operate. This risk exposes us to adverse actions by regulators, law enforcement or other government agencies, or private civil action, damaged reputation, and financial losses incurred through fines, legal judgments or civil penalties.

•	Reputational Risk. Reputational risk is the risk to our financial condition, brand value or resilience arising from negative public opinion.
For a description of additional risks facing our business that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, see “Risk Factors.”
Our risk management program is comprised of five inter-related components that are designed to work together as a comprehensive risk management system aimed at enhancing our performance.

•
Risk Governance and Culture. We set and carry out our strategy and business objectives in accordance with our vision and values. These values promote a culture through which we define how we want to conduct business and how we work to achieve our business objectives. Through our risk governance structure, we define and establish authority, responsibility and accountability for risk management. Risks are managed through the execution of control activities that include delegations of authority, risk committees, risk policies, risk appetite and limits or thresholds, which are designed to act in collaboration with each other.

•
Risk, Strategy and Objective Setting. Enterprise risk management is integrated with our strategy and business objectives. This integration provides insight into the risk profile associated with the strategy and its execution.

•
Risk in Execution. We identify and assess risks generated through the pursuit of our strategy and business objectives. Because risk originates from various sources, the process of identifying, assessing and responding to risks is performed across the company.

•
Risk Information, Communication and Reporting. Risk reporting is the process of identifying, capturing and communicating relevant information in a form and timeframe that enables stakeholders to carry out their responsibilities, including the execution of sound and informed risk management decisions.

•
Monitoring Enterprise Risk Management Performance. We monitor, evaluate and update our enterprise risk management program based on internal or external changes to our business. We also continually monitor our risk management performance to identify improvement opportunities for enterprise risk management components at all levels of the company.

We manage risk by using the industry standard “three lines of defense” structure, which distinguishes between functions that:

•	generate, own and manage risks—the first line of defense;

•	oversee risks—the second line of defense; and

•	provide independent assurance—the third line of defense.
In this structure, each line of defense performs an important function within the integrated risk management program.

•
First line of defense. The first line of defense is responsible for the identification, assessment, mitigation and control, and monitoring and reporting of risks arising from the operations or activities and systems for which they are accountable. The first line of defense is also responsible for conforming to the risk appetite, policies, standards, and limits or thresholds approved by FHFA, the Board and the relevant management-level risk committee.

•
Second line of defense. The second line of defense is comprised of those groups responsible for independent oversight and monitoring of risk management. It includes Enterprise Risk Management and Compliance and Ethics. The second line of defense is also comprised of independent support functions, including Finance (which also includes SOX and the Enterprise Project Management Office), Legal, Human Resources and Communications, which provide specialized services to the business units.

•
Third line of defense. The third line of defense is Internal Audit. Internal Audit is an independent, objective assurance and advisory activity designed to promote the achievement of organizational objectives by providing an independent evaluation of the effectiveness of the system of internal controls employed by management to achieve those objectives.

Fannie Mae 2016 Form 10-K	122

MD&A | Risk Management

The Board of Directors and management-level risk committees are also integral to our risk management program.

•
Board of Directors. Our Board of Directors has established and maintains oversight of our enterprise-wide risk management program in accordance with FHFA regulations. The regulations specify that our enterprise-wide risk management program must include certain risk limitations, appropriate policies and procedures, provisions for monitoring compliance, as well as effective and timely implementation of corrective actions. The Risk Policy & Capital Committee of the Board, pursuant to its Charter and FHFA regulations, assists the Board in overseeing our management of risk and recommends for Board approval enterprise risk governance policy and limits. In addition, the Audit Committee reviews the system of internal controls that we rely upon to provide reasonable assurance of compliance with our enterprise risk management processes. The Board of Directors delegates certain authorities to the Chief Executive Officer and management-level risk committees. Certain activities require the approval of our conservator. See “Directors, Executive Officers and Corporate Governance—Corporate Governance” for information about the Board’s risk management responsibilities and activities that require the approval of our conservator.

•
Management-Level Risk Committees. Management-level risk committees include members of management from the first and second line of defense functions. These committees support governance through policy approval and the establishment of risk parameters within which the business must operate. They provide a forum for discussing and documenting risks and risk mitigation, and communicating across functional lines to enhance risk management. The committees are also used to escalate risk decisions that are not in the ordinary course of business or that may result in new or unusual risk exposure. Our primary management-level risk committees are the Enterprise Risk Committee, the Asset and Liability Committee, the Capital Committee, the Single-Family Risk Committee, the Multifamily Risk Committee, the Operational Risk Committee, the Third Party Risk Committee and the Model Risk Oversight Committee.

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
Mortgage Credit Risk Management
Mortgage credit risk is the risk of loss resulting from the failure of a borrower to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold mortgage assets, have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets or provided other credit enhancements on mortgage assets. For a discussion of our single-family mortgage credit risk management, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management.” For a discussion of our multifamily credit risk management, see “Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management.”
Institutional Counterparty Credit Risk Management
We rely on our institutional counterparties to provide services and credit enhancements that are critical to our business. Institutional counterparty credit risk is the risk of loss resulting from the failure of an institutional counterparty to fulfill its contractual obligations to us. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.
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

Fannie Mae 2016 Form 10-K	123

MD&A | Risk Management

•
custodial depository institutions that hold principal and interest payments for loans in our retained mortgage portfolio and for MBS certificateholders, as well as collateral posted by derivatives counterparties, mortgage sellers and mortgage servicers;

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
Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 39% of our single-family guaranty book of business as of December 31, 2016, compared with approximately 44% as of December 31, 2015. Our largest mortgage servicer is Wells Fargo Bank, N.A., which, together with its affiliates, serviced approximately 17% of our single-family guaranty book of business as of December 31, 2016 and 2015. As of December 31, 2015, one additional mortgage servicer, JPMorgan Chase, N.A., with its affiliates, serviced over 10% of our single-family guaranty book of business.
Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 47% of our multifamily guaranty book of business as of December 31, 2016, compared with approximately 45% as of December 31, 2015. Wells Fargo Bank, N.A. and Walker & Dunlop, LLC each serviced over 10% of our multifamily guaranty book of business as of December 31, 2016 and 2015.
A large portion of our single-family guaranty book is serviced by non-depository servicers. As of December 31, 2016, 16% of our total single-family guaranty book of business, including 51% of our delinquent single-family loans, was serviced by our five largest non-depository servicers, compared with 19% of our total single-family guaranty book of business, including 60% of our delinquent single-family loans, as of December 31, 2015. Compared with depository financial institutions, non-depository servicers pose additional risks to us because non-

Fannie Mae 2016 Form 10-K	124

MD&A | Risk Management

depository servicers may have a greater reliance on third-party sources of liquidity and may, in the event of significant increases in delinquent loan volumes, have less financial capacity to advance funds on our behalf or satisfy repurchase requests or compensatory fee obligations. In addition, regulatory bodies have been reviewing the activities of some of our largest non-depository servicers. See “Risk Factors” for a discussion of the risks of our reliance on servicers.
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
Our five largest single-family mortgage sellers, including their affiliates, accounted for approximately 30% of our single-family business acquisition volume in 2016, compared with approximately 29% in 2015. Our largest mortgage seller is Wells Fargo Bank, N.A., which, together with its affiliates, accounted for approximately 14% of our single-family business acquisition volume in 2016, compared with approximately 13% in 2015.
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
Risk management steps we have taken or may take to mitigate our risk to mortgage sellers and servicers with which we have significant counterparty exposure include guaranty of obligations by higher-rated entities, reduction or elimination of exposures, reduction or elimination of certain business activities, transfer of exposures to third parties, receipt of collateral and suspension or termination of the selling and servicing relationship.
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
Mortgage sellers and servicers may not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from their breaches of contractual obligations. Failure by a significant mortgage seller or servicer, or a number of mortgage sellers or servicers, to fulfill repurchase obligations to us could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have an adverse effect on our results of operations or financial condition. See “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Repurchase Requests,” for additional information regarding repurchase requests and the balance of our outstanding repurchase requests as of December 31, 2016.
Credit Guarantors
We use various types of credit guarantors to manage our mortgage credit risk, including mortgage insurers, credit insurance risk transfer counterparties, financial guarantors, and multifamily lenders with risk sharing.
Mortgage Insurers
We are generally required, pursuant to our charter, to obtain credit enhancements on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. We use several types of credit enhancements to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 40 displays our risk in force for mortgage insurance coverage on single-family loans in our guaranty book of business and our insurance in force for our mortgage insurer counterparties, excluding insurance coverage provided by federal government entities and credit insurance obtained through CIRT deals. The table includes our top ten mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of December 31, 2016

Fannie Mae 2016 Form 10-K	125

MD&A | Risk Management

and 2015. In addition, for our mortgage insurer counterparties not approved to write new business, we have provided the percentage of their claims payments the counterparties are currently deferring based on the direction of their state regulators, referred to as their deferred payment obligation. As of December 31, 2016 and 2015, under 1% of our total risk in force mortgage insurance coverage was pool insurance. In addition, approximately 1% and 2% of our total insurance in force mortgage insurance coverage was pool insurance as of December 31, 2016 and 2015.

Table 40: Mortgage Insurance Coverage
	As of December 31,				Deferred
	2016	2015	2016	2015	Payment
	Risk in Force(1)		Insurance in Force(2)		Obligation %(3)
	(Dollars in millions)
Counterparty:(4)
Approved:(5)
Arch Capital Group Ltd.:(6)
United Guaranty Residential Insurance Co.	$27,161	$27,396	$104,418	$105,627
Arch Mortgage Insurance Co.	6,059	3,697	23,998	14,822
Total Arch Capital Group Ltd.	33,220	31,093	128,416	120,449
Radian Guaranty, Inc.	25,866	25,191	100,626	98,274
Mortgage Guaranty Insurance Corp.	24,662	23,850	95,431	92,026
Genworth Mortgage Insurance Corp.	18,573	16,700	73,075	65,735
Essent Guaranty, Inc.	11,213	8,787	45,053	35,673
National Mortgage Insurance Corp.	4,388	1,989	21,209	11,997
Others	282	233	1,724	1,409
Total approved	118,204	107,843	465,534	425,563
Not approved:(5)
PMI Mortgage Insurance Co.(7)	3,790	4,805	15,112	19,212	28.5%
Republic Mortgage Insurance Co.(7)	3,104	3,921	12,043	15,450	—
Triad Guaranty Insurance Corp.(7)	1,106	1,348	3,975	4,864	25.0%
Others	11	14	34	44
Total not approved	8,011	10,088	31,164	39,570
Total	$126,215	$117,931	$496,698	$465,133
Total as a percentage of single-family guaranty book of business	4%	4%	17%	16%
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

(3)
Deferred payment obligation represents the percentage of cash payments on policyholder claims being deferred as directed by the insurer’s respective regulator in the state of domicile as of December 31, 2016.

(4)	Insurance coverage amounts provided for each counterparty may include coverage provided by affiliates and subsidiaries of the counterparty.

(5)	“Approved” mortgage insurers are counterparties approved to write new insurance with us. “Not approved” mortgage insurers are counterparties that are no longer approved to write new insurance with us.

(6)
In December 2016, Arch Capital Group Ltd., the ultimate parent company of Arch Mortgage Insurance Co., acquired United Guaranty Corporation. United Guaranty Corporation is the ultimate parent company of United Guaranty Residential Insurance Co.

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

Fannie Mae 2016 Form 10-K	126

MD&A | Risk Management

requirements and to evaluate their management, control and underwriting practices. Our monitoring of the mortgage insurers includes in-depth financial reviews and analyses of the insurers’ portfolios and capital adequacy under hypothetical stress scenarios.
Although the financial condition of our primary mortgage insurer counterparties currently approved to write new business has improved in recent years, there is still a risk that these counterparties may fail to fulfill their obligations to pay our claims under insurance policies. In addition, as shown in “Table 40: Mortgage Insurance Coverage,” three of our top mortgage insurer counterparties—PMI Mortgage Insurance Co., Republic Mortgage Insurance Company and Triad Guaranty Insurance Corporation—are currently under various forms of supervised control by their state regulators and are in run-off, which increases the risk that these counterparties will pay claims only in part or fail to pay claims at all under existing insurance policies. See “Risk Factors” for a discussion of the risks to our business of claims under our mortgage insurance policies not being paid in full or at all, including the risks associated with our three mortgage insurance counterparties that are in run-off.
In October 2016, Genworth Financial, Inc., the ultimate parent company of Genworth Mortgage Insurance Corp., announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. The acquisition is subject to regulatory approvals and other closing conditions. In addition, the continued approval of Genworth Mortgage Insurance Corp. as our mortgage insurer counterparty following the acquisition is subject to our review.
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. The amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $1.4 billion as of December 31, 2016 and $2.3 billion as of December 31, 2015.
When an insured loan held in our retained mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller or servicer. We had outstanding receivables of $1.0 billion recorded in “Other assets” in our consolidated balance sheets as of December 31, 2016 and $1.2 billion as of December 31, 2015 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $141 million as of December 31, 2016 and $241 million as of December 31, 2015 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $638 million as of December 31, 2016 and $770 million as of December 31, 2015. The valuation allowance reduces our claim receivable to the amount considered probable of collection as of December 31, 2016 and 2015.
Credit Insurance Risk Transfer Counterparties
In a credit insurance risk transfer transaction, we shift a portion of the credit risk on a reference pool of mortgage loans to a panel of credit insurers or reinsurers. A portion of the credit insurers’ or reinsurers’ obligations are collateralized with highly-rated liquid assets held in a trust account. Our credit insurance risk transfer transactions are described in “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk Transfer Transactions.”
Financial Guarantors
We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $1.4 billion as of December 31, 2016 and $3.2 billion as of December 31, 2015. See “Note 15, Concentrations of Credit Risk—Other Concentrations” for a further discussion of our exposure to financial guarantors.

Fannie Mae 2016 Form 10-K	127

MD&A | Risk Management

We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $11.6 billion as of December 31, 2016 and $16.7 billion as of December 31, 2015.
Multifamily Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $54.8 billion as of December 31, 2016, compared with $46.2 billion as of December 31, 2015. As of December 31, 2016, 43% of our maximum potential loss recovery on multifamily loans was from four DUS lenders, compared with 40% as of December 31, 2015.
As noted above in “Business Segments—Multifamily Business—Multifamily Mortgage Credit Risk Management—Multifamily Acquisition Policy and Underwriting Standards,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that range from large depositories to independent non-bank financial institutions. As of December 31, 2016 and 2015, approximately 35% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
We evaluate our custodial depository institutions to determine whether they are eligible to hold deposits on our behalf based on requirements specified in our Servicing Guide. If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be exposed to risk for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository institutions could result in significant financial losses to us.
A total of $42.3 billion in deposits for single-family payments were received and held by 258 institutions during the month of December 2016 and a total of $31.5 billion in deposits for single-family payments were received and held by 263 institutions during the month of December 2015. Of these total deposits, 91% as of December 31, 2016, compared with 92% as of December 31, 2015, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 80% of these deposits as of December 31, 2016, compared with 83% as of December 31, 2015.
During the month of December 2016, a total of $3.1 billion in deposits for multifamily payments were received and held by 27 institutions and $3.4 billion in deposits for multifamily payments were received and held by 28 institutions during the month of December 2015. Of these total deposits, 98% as of December 31, 2016 and 2015, were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions are concentrated. Our six largest custodial depository institutions held 91% of these deposits as of December 31, 2016, compared with 95% as of December 31, 2015.
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
As of December 31, 2016, our cash and other investments portfolio totaled $88.0 billion and included $32.3 billion of U.S. Treasury securities. As of December 31, 2015, our cash and other investments portfolio totaled $71.5 billion and included $29.5 billion of U.S. Treasury securities. As of December 31, 2016 and 2015, we held a total

Fannie Mae 2016 Form 10-K	128

MD&A | Risk Management

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
We will continue to have material exposure to derivatives clearing organizations and certain of their members in the future as cleared derivative contracts comprise a larger percentage of our derivative instruments. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists.
The fair value of derivatives in a gain position is included in our consolidated balance sheets in “Other assets.” Total exposure represents our exposure to credit loss on derivative instruments less the cash and non-cash collateral posted by our counterparties to us. This does not include collateral held in excess of exposure. Our total exposure was $54 million as of December 31, 2016 and $31 million as of December 31, 2015. The majority of our total exposure as of each date consisted of credit risk transfer transactions and mortgage insurance contracts that we account for as derivatives.
As of December 31, 2016 and 2015, we had sixteen counterparties with which we may transact OTC derivative transactions, all of which were subject to enforceable master netting arrangements. We had outstanding notional amounts with all of these counterparties, and the highest concentration by our total outstanding notional amount was approximately 9% as of December 31, 2016 and 7% as of December 31, 2015.
See “Note 9, Derivative Instruments” and “Note 16, Netting Arrangements” for additional information on our derivative contracts as of December 31, 2016 and 2015.
Mortgage Originators, Investors and Dealers
We are routinely exposed to pre-settlement risk through the purchase or sale of closed mortgage loans and mortgage-related securities with mortgage originators, mortgage investors and mortgage dealers. The risk is the

Fannie Mae 2016 Form 10-K	129

MD&A | Risk Management

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
Market Risk Management, Including Interest Rate Risk Management
We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss from adverse changes in the value of our assets or liabilities or our future earnings due to changes in interest rates. Spread risk or basis risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner.
Interest Rate Risk Management
Our goal is to manage market risk to be neutral to movements in interest rates and volatility, subject to model constraints and prevailing market conditions. We employ an integrated interest rate risk management strategy that allows for informed risk taking within pre-defined corporate risk limits. Decisions regarding our strategy in managing interest rate risk are based upon our corporate market risk policy and limits that are approved by our Board of Directors.
We have actively managed the interest rate risk of our “net portfolio,” which is defined below, through the following techniques: (1) asset selection and structuring (that is, by identifying or structuring mortgage assets with attractive prepayment and other risk characteristics); (2) issuing a broad range of both callable and non-callable debt instruments; and (3) using interest-rate derivatives. We have not actively managed or hedged our spread risk or basis risk, which would include the impact of changes in the spread between our mortgage assets and debt (referred to as mortgage-to-debt spreads) after we purchase mortgage assets, other than through asset monitoring and disposition. For mortgage assets in our portfolio that we intend to hold to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance attributable to changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. See “Risk Factors” for a discussion of the risks to our business posed by changes in interest rates and changes in spreads.
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

Fannie Mae 2016 Form 10-K	130

MD&A | Risk Management

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

Fannie Mae 2016 Form 10-K	131

MD&A | Risk Management

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

Fannie Mae 2016 Form 10-K	132

MD&A | Risk Management

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

Fannie Mae 2016 Form 10-K	133

MD&A | Risk Management

Table 41 displays the pre-tax market value sensitivity of our net portfolio to changes in the level of interest rates and the slope of the yield curve as measured on the last day of each period presented. Table 41 also provides the daily average, minimum, maximum and standard deviation values for duration gap and for the most adverse market value impact on the net portfolio to changes in the level of interest rates and the slope of the yield curve for the three months ended December 31, 2016 and 2015.
The sensitivity measures displayed in Table 41, which we disclose on a quarterly basis pursuant to a disclosure commitment with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of positive or negative 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 41: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve
	As of December 31,(1)(2)
	2016	2015
	(Dollars in billions)
Rate level shock:
-100 basis points	$(0.2)	$0.4
-50 basis points	0.0	0.1
+50 basis points	0.0	(0.1)
+100 basis points	0.0	(0.4)
Rate slope shock:
-25 basis points (flattening)	0.0	0.0
+25 basis points (steepening)	0.0	0.0

	For the Three Months Ended December 31, 2016(1)(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.3	$0.0	$(0.1)
Minimum	(0.3)	(0.1)	(0.1)
Maximum	0.9	0.0	0.0
Standard deviation	0.3	0.0	0.0

	For the Three Months Ended December 31, 2015(1)(3)
	Duration Gap	Rate Slope Shock 25 bps	Rate Level Shock 50 bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.0	$0.0	$0.1
Minimum	(1.2)	0.0	0.0
Maximum	1.2	0.1	0.2
Standard deviation	0.5	0.0	0.1
__________

(1)	Computed based on changes in U.S. LIBOR interest rates swap curve.

(2)	Measured on the last day of each period presented.

Fannie Mae 2016 Form 10-K	134

MD&A | Risk Management

(3)	Computed based on daily values during the period presented.
The market value sensitivity of our net portfolio varies across a range of interest rate shocks depending upon the duration and convexity profile of our net portfolio. Because the effective duration gap of our net portfolio was close to zero months in the periods presented, the convexity exposure was the primary driver of the market value sensitivity of our net portfolio as of December 31, 2016 and 2015. In addition, the convexity exposure may result in similar market value sensitivities for positive and negative interest rate shocks of the same magnitude.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which include callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 42 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 42: Derivative Impact on Interest Rate Risk (50 Basis Points)
	As of December 31,(1)
	2016	2015
	(Dollars in billions)
Before derivatives	$(1.0)	$(1.5)
After derivatives	0.0	(0.1)
Effect of derivatives	1.0	1.4
__________

(1)	Measured on the last day of each period presented.
Liquidity Risk Management
See “Liquidity and Capital Management” for a discussion of how we manage liquidity risk.
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Our corporate operational risk framework is designed in part to comply with the Basel Sound Practices for Operational Risk and has evolved based on the changing needs of our businesses and FHFA regulatory guidance. To quantify our operational risk exposure, we rely on the Basel Standardized Approach, which is based on a percentage of gross income. Our operational risk framework is intended to provide a methodology to identify, assess, mitigate, control and monitor operational risks by embedding the concepts of operational risk in the day-to-day activities of individuals across the company. The framework includes a methodology for business owners to conduct risk and control self-assessments to self-identify potential operational risks and points of execution failure, the effectiveness of associated controls, and document corrective action plans to close identified deficiencies. We continue to enhance our risk-conscious culture, in which all employees are expected to identify, discuss, manage and remediate current and emerging operational risks.
While each business unit is responsible for managing its operational risk, our Operational Risk Management group provides the business units and process owners with the tools, techniques, expertise and guiding principles to assist them in prudent management of their operational risk exposure. The Operational Risk Management group monitors the success of our operational risk efforts by independently verifying the execution of our operational risk programs. Where appropriate, insurance policies are purchased to mitigate the impact of operational losses.
See “Risk Factors” for more information regarding our operational risk and “Risk Management” for more information regarding our governance of operational risk management.
Cybersecurity Risk Management
Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners, including proprietary, confidential or personal information that is subject to privacy laws, regulations or contractual obligations. Information security risks for large institutions like us have significantly increased in recent years and from time to time we have been, and likely will continue to be, the target of attempted cyber attacks and other information

Fannie Mae 2016 Form 10-K	135

MD&A | Risk Management

security threats. These risks are an unavoidable result of being in business, and managing these risks is part of our business activities.
We have developed and continue to enhance our cybersecurity risk management program to protect the security of our computer systems, software, networks and other technology assets against unauthorized attempts to access confidential information or to disrupt or degrade business operations. Our cybersecurity risk management program aligns to the enterprise risk management framework, the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity, and has evolved based on the changing needs of our business, the evolving threat environment and FHFA regulatory guidance. Our cybersecurity risk management program extends to oversight of third parties that could be a source of cybersecurity risk, including customers that use our systems and third-party service providers. We examine the effectiveness and maturity of our cyber defenses through various means, including internal audits, targeted testing, incident response exercises, maturity assessments and industry benchmarking. We inform our Board of Directors on a regular basis of our cybersecurity posture, policies and practices, as well as our prioritization of cybersecurity investments. We continue to strengthen our partnerships with the appropriate government and law enforcement agencies and with other businesses and cybersecurity services in order to understand the full spectrum of cybersecurity risks in the environment, enhance our defenses and improve our resiliency against cybersecurity threats. We also have obtained insurance coverage relating to cybersecurity risks.
To date, we have not experienced any material losses relating to cyber attacks. See “Risk Factors” for additional discussion of cybersecurity risks to our business.
Management of Enterprise Resilience
Our enterprise resiliency program is designed to provide reasonable assurance that we have the ability to recover our critical business functions and supporting assets (i.e., facilities, technology and personnel) in the event of a business interruption. Our program includes corporate governance, awareness and training, as well as strategic and tactical initiatives aimed to ensure that risks are properly identified, assessed and managed. Our enterprise resiliency program aligns to the Federal Emergency Management Agency’s emergency management lifecycle, as well as other industry standards from the International Organization for Standardization, ASIS International and the National Fire Protection Association. This program has evolved based on the changing needs of our business, the evolving internal and external technical environment, and FHFA regulatory guidance. We have established comprehensive tracking and reporting of resiliency plans in order to proactively anticipate and manage various potential disruptive circumstances, such as severe weather and flooding, technology and communications outages, cyber incidents, mass transit shutdowns and terrorist threats, among others. The resiliency measures we have deployed include backup infrastructure for data centers, dedicated recovery facilities, providing technological capabilities to support remote work capacity for displaced staff and accommodation of employees at alternate locations. Our program includes out-of-region data center capabilities for disaster recovery, as well as local resilience for recovery of individual applications.
Despite our planning, testing and preparation of backup venues, our backup systems may not perform adequately, which could result in significant business disruption and financial losses in the event of a loss of facilities, technology, personnel or vendors. We continue to mitigate our business continuity risks by reviewing and testing recovery procedures. See “Risk Factors” for a discussion of the risks to our business relating to a catastrophic event that could disrupt our business.
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

Fannie Mae 2016 Form 10-K	136

MD&A | Glossary of Terms Used in This Report

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
“Agency mortgage-related securities” refers to mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.
“Alt-A mortgage loan” or “Alt-A loan” generally refers to a mortgage loan originated under a lender’s program offering reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans have a higher risk of default than non-Alt-A mortgage loans. We classify certain loans as Alt-A so that we can discuss our exposure to Alt-A loans in this Form 10-K and elsewhere. However, there is no universally accepted definition of Alt-A loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if and only if the lenders that delivered the mortgage loans to us classified the loans as Alt-A, based on documentation or other product features. We have loans with some features that are similar to Alt-A mortgage loans that we have not classified as Alt-A because they do not meet our classification criteria. We do not rely solely on our classifications of loans as Alt-A to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, see “Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management,” “Note 3, Mortgage Loans” and “Note 6, Financial Guarantees.” We have classified private-label mortgage-related securities held in our retained mortgage portfolio as Alt-A if the securities were labeled as such when issued. For more information on the Alt-A loans and securities in our mortgage credit book of business, see “Note 15, Concentrations of Credit Risk.”
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
“Charge-off” refers to loan amounts written off as uncollectible bad debts. These loan amounts are removed from our consolidated balance sheet and charged against our loss reserves when the balance is deemed uncollectible, which is generally at foreclosure or other liquidation events (such as deed-in-lieu of foreclosure or a short-sale). Also includes charge-offs related to the redesignation of loans from held for investment (“HFI”) to held for sale (“HFS”) and charge-offs related to the Advisory Bulletin.
“Combined loss reserves” consists of our allowance for loan losses and reserve for guaranty losses. Our combined loss reserves reflects our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans.
“Connecticut Avenue Securities” or “CAS” refers to a type of debt structure that allows Fannie Mae to transfer a portion of the credit risk from loan reference pools, consisting of certain single-family mortgage loans in our single-family guaranty book of business, to third-party investors.
“Conventional mortgage” refers to a mortgage loan that is not guaranteed or insured by the U.S. government or its agencies, such as the VA, the FHA or the Rural Development Housing and Community Facilities Program of the Department of Agriculture.

Fannie Mae 2016 Form 10-K	137

MD&A | Glossary of Terms Used in This Report

“Credit enhancement” refers to an agreement used to reduce credit risk by requiring collateral, letters of credit, mortgage insurance, corporate guarantees, inclusion in a credit risk transfer transaction reference pool, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss.
“Duration” refers to the sensitivity of the value of a financial instrument to changes in interest rates. The duration of a financial instrument is the expected percentage change in its value in the event of a change in interest rates of 100 basis points.
“FHFA” refers to the Federal Housing Finance Agency. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the Federal Home Loan Banks. FHFA is our safety and soundness regulator and our mission regulator. FHFA also has been acting as our conservator since September 6, 2008. For more information on FHFA’s authority as our conservator and as our regulator, see “Business—Conservatorship and Treasury Agreements—Conservatorship” and “Business—Legislation and Regulation.”
“GSE Act” refers to the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008. We are subject to regulation applicable to us pursuant to the GSE Act, as described in “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business.”
“Guaranty book of business” refers to the sum of the unpaid principal balance of: (1) mortgage loans of Fannie Mae; (2) mortgage loans underlying Fannie Mae MBS; and (3) other credit enhancements that we provide on mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our retained mortgage portfolio for which we do not provide a guaranty.
“HARP loans” refer to loans we have acquired through the Home Affordable Refinance Program (“HARP”), which allows eligible Fannie Mae borrowers with high LTV ratio loans to refinance into more sustainable loans.
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

Fannie Mae 2016 Form 10-K	138

MD&A | Glossary of Terms Used in This Report

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
“Refi Plus loans” refers to loans we acquire under our Refi Plus initiative, which offers refinancing flexibility to eligible borrowers who are current on their loans and whose loans are owned or guaranteed by us and meet certain additional criteria. Refi Plus has no limits on maximum LTV ratio and provides mortgage insurance flexibilities for loans with LTV ratios greater than 80%.
“REMIC” or “Real Estate Mortgage Investment Conduit” refers to a type of mortgage-related security in which interest and principal payments from mortgages or mortgage-related securities are structured into separately traded securities.
“REO” refers to real-estate owned by Fannie Mae because we have foreclosed on the property or obtained the property through a deed-in-lieu of foreclosure.
“Representations and warranties” refers to a lender’s assurance that a mortgage loan sold to us complies with the standards outlined in our Mortgage Selling and Servicing Contract, which incorporates the Selling and Servicing Guides, including underwriting and documentation. Violation of any representation or warranty is a breach of the lender contract, including the warranty that the loan complies with all applicable requirements of the contract, which provides us with certain rights and remedies.
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

Fannie Mae 2016 Form 10-K	139

MD&A | Glossary of Terms Used in This Report

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
Item 8.  Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto are included elsewhere in this annual report on Form 10-K as described below in “Exhibits, Financial Statement Schedules.”
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2016, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2016 or as of the date of filing this report.

Fannie Mae 2016 Form 10-K	140

Controls and Procedures

Our disclosure controls and procedures were not effective as of December 31, 2016 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2016 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Management’s Report on Internal Control Over Financial Reporting—Description of Material Weakness.” Based on discussions with FHFA and the structural nature of this material weakness, we do not expect to remediate this material weakness while we are under conservatorship.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment, management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in May 2013. Management’s assessment of our internal control over financial reporting as of December 31, 2016 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 or as of the date of filing this report.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016. This report is included below under the heading “Report of Independent Registered Public Accounting Firm.”
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
Management has determined that we continued to have the following material weakness as of December 31, 2016 and as of the date of filing this report:

Fannie Mae 2016 Form 10-K	141

Controls and Procedures

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2016 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, we do not expect to remediate this material weakness while we are under conservatorship.
Mitigating Actions Related to Material Weakness
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2016 Form 10-K, FHFA provided Fannie Mae management with a written acknowledgment that it had reviewed the 2016 Form 10-K, and it was not aware of any material misstatements or omissions in the 2016 Form 10-K and had no objection to our filing the 2016 Form 10-K.

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
In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2016 have been prepared in conformity with GAAP.

Fannie Mae 2016 Form 10-K	142

Controls and Procedures

Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since September 30, 2016 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fannie Mae 2016 Form 10-K	143

Controls and Procedures

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated February 17, 2017, expressed an unqualified opinion on those financial

Fannie Mae 2016 Form 10-K	144

Controls and Procedures

statements and included an explanatory paragraph regarding the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 17, 2017

Fannie Mae 2016 Form 10-K	145

Other Information

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
Amy E. Alving, 54, served as Chief Technology Officer and Senior Vice President at Science Applications International Corporation (“SAIC”), an engineering and technology applications company, from December 2007 to September 2013. Dr. Alving’s prior positions include director of the Special Projects Office at the Defense Advanced Research Projects Agency, White House Fellow, and tenured faculty member at the University of Minnesota. Dr. Alving is currently a member of the Board of Directors of Arconic Inc., where she serves as a member of the Audit Committee and chairs the Cybersecurity Advisory Subcommittee of the Audit Committee. From April 2010 to August 2015, Dr. Alving was a member of the Board of Directors of Pall Corporation, where she served as a member of the Audit Committee and the Nominating/Governance Committee. In addition, she is a member of the Defense Science Board. Dr. Alving has been a Fannie Mae director since October 2013. Dr. Alving serves as Chair of the Strategic Initiatives and Technology Committee and is also a member of the Executive Committee, the Nominating and Corporate Governance Committee, and the Risk Policy and Capital Committee.
Hugh R. Frater, 61, serves as Non-Executive Chairman of the Board of VEREIT, Inc. and as a director of ABR Reinsurance Capital Holdings Ltd. Mr. Frater previously worked at Berkadia Commercial Mortgage LLC (“Berkadia”), a commercial real estate company providing comprehensive capital solutions and investment sales advisory and research services for multifamily and commercial properties. He served as Chairman of Berkadia from April 2014 to December 2015 and he served as Chief Executive Officer of Berkadia from August 2010 to April 2014. From November 2007 to June 2010, Mr. Frater was the Chief Operating Officer of Good Energies, Inc., and from February 2004 to May 2007, Mr. Frater was an Executive Vice President at PNC Financial Services, where he led the real estate division. Mr. Frater was a Founding Partner and Managing Director of BlackRock, Inc. from August 1988 to February 2004, where he led the real estate practice. Mr. Frater serves on the Real Estate Advisory Board at the Columbia University Graduate School of Business and is also a member of its Board of Overseers. Mr. Frater has been a Fannie Mae director since January 2016. Mr. Frater serves as a member of the Audit Committee and the Risk Policy and Capital Committee.
Renee L. Glover, 67, is the Founder and Managing Member of The Catalyst Group, LLC, a national consulting firm focused on urban revitalization, real estate development and community building, urban policy, and business transformation. Ms. Glover is currently a member of the Board of Directors of Enterprise Community Partners, Inc. Ms. Glover served on the Board of Directors of Habitat for Humanity International from November 2006 to November 2015, including serving as Chair of the Board of Directors from November 2013 to November 2015. Committees on which she served during her time as a member of the Board of Directors of Habitat for Humanity

Fannie Mae 2016 Form 10-K	146

Directors, Executives Officers and Corporate Governance | Directors

International included the Audit Committee, Finance Committee, Operations Committee and Executive Committee. Ms. Glover served as a member of the Board of Directors of the Federal Reserve Bank of Atlanta from January 2009 to December 2014, where she served on the Audit and Operational Risk Committee. She also served as a Commissioner of the Bipartisan Policy Center Housing Commission from October 2011 to September 2014. The Commission was responsible for coming up with a set of bipartisan recommendations concerning federal housing policy and housing finance. Ms. Glover served as president and chief executive officer of the Atlanta Housing Authority and its affiliates from September 1994 to September 2013. She also served as a consultant for the Atlanta Housing Authority from September 2013 to November 2013 to facilitate the transition of leadership upon her retirement. Prior to joining the Atlanta Housing Authority, Ms. Glover was a corporate finance attorney in Atlanta and New York. Ms. Glover serves on the Board of Advisors of the University of Pennsylvania’s Institute of Urban Research. Ms. Glover has been a Fannie Mae director since January 2016. Ms. Glover serves as a member of the Nominating and Corporate Governance Committee and the Strategic Initiatives and Technology Committee.
Frederick B. “Bart” Harvey III, 67, retired in March 2008 from his role as chairman of the Board of Trustees of Enterprise Community Partners and Enterprise Community Investment, providers of development capital and technical expertise to create affordable housing and rebuild communities. Enterprise is a national non-profit that raises funds from the private sector to finance homes primarily for low and very low income people. Enterprise has also pioneered “green” affordable housing with its EnterpriseGreen Communities initiative. Mr. Harvey was Enterprise’s chief executive officer from 1993 to 2007. He joined Enterprise in 1984, and a year later became vice chairman. Before joining Enterprise, Mr. Harvey served for 10 years in various domestic and international positions with Dean Witter Reynolds (now Morgan Stanley), leaving as Managing Director of Corporate Finance. Mr. Harvey was a member of the Board of Directors of the Federal Home Loan Bank of Atlanta from 1996 to 1999, a director of the National Housing Trust from 1990 to 2008, and also served as an executive committee member of the National Housing Conference from 1999 to 2008. Over the last year, Mr. Harvey has served as the Chair of the Calvert Foundation, which makes “impact loans” to low-income borrowers and organizations serving low-income borrowers or addressing social issues such as environmental issues, affordable housing, health clinics, charter schools and microfinance. Mr. Harvey initially became a Fannie Mae director in August 2008, before we were put into conservatorship, and FHFA appointed Mr. Harvey to Fannie Mae’s Board in December 2008. Mr. Harvey serves as Chair of the Nominating and Corporate Governance Committee and is also a member of the Executive Committee and the Risk Policy and Capital Committee.
George W. Haywood, 64, has been a self-employed private investor since 1998. Prior to being self-employed, from 1994 to 1998, Mr. Haywood was the Director of Corporate and High Yield Bond Investments for Moore Capital Management, a hedge fund management firm. Prior to joining Moore Capital Management, from 1982 to 1994, Mr. Haywood worked at Lehman Brothers, initially as a corporate bond trader, then as a Managing Director, head of corporate bond trading, and then as Managing Director and proprietary trader. Mr. Haywood has significant experience as a financial entrepreneur. Mr. Haywood is currently a member of the Board of Directors of Denny’s Corporation, where he serves as a member of the Audit and Finance Committee. Mr. Haywood was previously a member of the Board of Directors of XM Satellite Radio Holdings Inc. from 2004 to 2006, where he served as a member of the Finance Committee. Mr. Haywood has been a Fannie Mae director since November 2016. Mr. Haywood serves on the Compensation Committee and the Strategic Initiatives and Technology Committee.
Michael J. Heid, 59, served as Executive Vice President (Home Lending) of Wells Fargo & Company (together with its affiliates, “Wells Fargo”), from 1997 to January 2016. He served in a number of positions at Wells Fargo Home Mortgage, the mortgage banking division of Wells Fargo, including as president from 2011 to September 2015, as co-president from 2004 to 2011, and earlier as chief financial officer and head of Loan Servicing. Mr. Heid was employed by Wells Fargo or its predecessors since 1988. Mr. Heid has been a Fannie Mae director since May 2016. Mr. Heid serves as Vice Chair of the Audit Committee and is also a member of the Compensation Committee.
Robert H. Herz, 63, serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He previously served as a senior advisor to and as a member of the Advisory Board of Workiva Inc. (formerly WebFilings LLC), a provider of financial reporting software, from February 2011 to December 2014. From July 2002 to September 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from January 2001 to June 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his

Fannie Mae 2016 Form 10-K	147

Directors, Executives Officers and Corporate Governance | Directors

retirement in 2002. He serves on the Accounting Standards Oversight Council of Canada, as a member of the Standing Advisory Group of the Public Company Accounting Oversight Board, as a member of the Board of Directors of the Sustainability Accounting Standards Board, on the Advisory Board of the Manchester Business School in England, on the Advisory Board of AccountAbility, on the Advisory Board of Becker Professional Education, as a member of the Independent Investment Committee of the United Nations Office for Project Services (“UNOPS”), and as an executive in residence at the Columbia Business School. Mr. Herz is currently a member of the Board of Directors of Morgan Stanley, where he serves as Chair of the Audit Committee and as a member of the Nominating and Corporate Governance Committee, a member of the Board of Directors of Workiva Inc., and a member of the Board of Directors of Paxos Trust Company, LLC and its parent Kabompo Holdings, Ltd. Mr. Herz has been a Fannie Mae director since June 2011. Mr. Herz serves as Chair of the Audit Committee and is also a member of the Compensation Committee and the Executive Committee.
Timothy J. Mayopoulos, 57, has been President and Chief Executive Officer of Fannie Mae since June 2012. He previously served as Fannie Mae’s Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary from September 2010 to June 2012, and as Fannie Mae’s Executive Vice President, General Counsel and Corporate Secretary from April 2009 to September 2010. Before joining Fannie Mae, Mr. Mayopoulos was Executive Vice President and General Counsel of Bank of America Corporation from January 2004 to December 2008. He was Managing Director and General Counsel, Americas of Deutsche Bank AG’s Corporate and Investment Bank from January 2002 to January 2004. He was Managing Director and Senior Deputy General Counsel, Americas of Credit Suisse First Boston from November 2000 to May 2001, and Managing Director and Associate General Counsel of Donaldson, Lufkin & Jenrette, Inc. from May 1996 to November 2000. Mr. Mayopoulos was previously in private law practice at Davis Polk & Wardwell and served in the Office of the Independent Counsel during the Whitewater investigation. Mr. Mayopoulos is currently a member of the Boards of Directors of LendingClub Corporation, where he serves as a member of the Audit Committee, and of SAIC, where he serves as a member of the Audit and the Human Resources and Compensation Committees and as Chair of the Nominating and Corporate Governance Committee. Mr. Mayopoulos has been a Fannie Mae director since June 2012. He is a member of the Executive Committee.
Diane C. Nordin, 58, served as a partner of Wellington Management Company, LLP, a private asset management company, from December 1995 to December 2011, and originally joined Wellington in 1991. She served in many global leadership roles at Wellington, most notably as head of Fixed Income, Vice Chair of the Compensation Committee and Audit Chair of the Wellington Management Trust Company. Ms. Nordin spent over three decades in the investment business, having previously been employed by Fidelity Investments and Putnam Investments. Ms. Nordin is a Chartered Financial Analyst. Following her retirement from the asset management industry, Ms. Nordin served as an Advanced Leadership Initiative Fellow at Harvard University from December 2011 to December 2012. Ms. Nordin currently serves as a member of the Board of Directors of Antares Midco, Inc., where she serves as Chair of the Compensation Committee. She serves as a Trustee of Wheaton College, where she is an Executive Committee and Audit Committee member and Chair of the Investment Committee, as a Director of the Appalachian Mountain Club, where she is Chair of the Investment and Audit Committees, and as a member of the Board of Governors of the CFA Institute, where she is a member of the Audit and Risk Committee. Ms. Nordin has been a Fannie Mae director since November 2013. Ms. Nordin serves as Chair of the Compensation Committee and is also a member of the Audit Committee and the Executive Committee.
Egbert L. J. Perry, 61, is the Chairman and Chief Executive Officer of The Integral Group LLC. Founded in 1993 by Mr. Perry, Integral is a real estate development, advisory and investment management company based in Atlanta. Mr. Perry has over 35 years of experience as a real estate professional, including work in urban development, developing and investing in mixed-income, mixed-use communities, affordable/work force housing and commercial real estate projects in markets across the country. Mr. Perry currently serves as Chair of the Advisory Board of the Penn Institute for Urban Research and as a long-time trustee of the University of Pennsylvania. Mr. Perry also served from 2002 through 2008 as a director of the Federal Reserve Bank of Atlanta. Mr. Perry has been a Fannie Mae director since December 2008 and Chairman of Fannie Mae’s Board since March 2014. Mr. Perry is Chair of the Executive Committee.
Jonathan Plutzik, 62, has served as Chairman of Betsy Ross Investors, LLC since August 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. since January 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from June 2002 to December 2005. Before that, he served from 1978 to June 2002 in various positions with Credit Suisse First Boston, retiring in June 2002 from his role as Vice Chairman. Mr. Plutzik has been a Fannie Mae director since

Fannie Mae 2016 Form 10-K	148

Directors, Executives Officers and Corporate Governance | Directors

November 2009. Mr. Plutzik is Chair of the Risk Policy and Capital Committee and is a member of the Compensation Committee, the Executive Committee and the Strategic Initiatives and Technology Committee.
Ryan A. Zanin, 54, has served as President and CEO of the Restructuring, Strategic Ventures and Insurance Group at GE Capital since May 2015, and has served as Chief Risk Officer of GE Capital since November 2016 and from July 2010 to April 2015. Before joining GE Capital, Mr. Zanin served as Managing Director and Chief Risk Officer, International Capital Markets, at Wells Fargo & Company, from December 2008 to June 2010, and as Chief Risk Officer, Corporate and Investment Bank at Wachovia Corporation, from October 2006 to November 2008. Before that, he spent 14 years in leadership roles across Deutsche Bank AG and Bankers Trust Company. Mr. Zanin has over 30 years of experience in financial services specializing in risk management. Mr. Zanin has served as a member of the Board of Directors of the holding company for GE Capital, General Electric Capital Corporation, since December 2016 and from August 2010 to April 2015. Mr. Zanin has been a Fannie Mae director since September 2016. Mr. Zanin is a member of the Risk Policy and Capital Committee and the Strategic Initiatives and Technology Committee.

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
In connection with FHFA’s delegation of authority to the Board, in November 2008, FHFA instructed the Board to consult with and obtain FHFA’s approval before taking action in certain specified areas. FHFA revised and replaced these instructions in November 2012 to provide greater specificity on the respective roles and responsibilities of FHFA, the Board and management in relation to the conservatorship. Since 2012, FHFA has slightly modified the 2012 instructions. As modified, FHFA’s 2012 instructions require the Board to oversee that management consults with and obtains the written approval of the conservator before taking action in the following areas:

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

Fannie Mae 2016 Form 10-K	149

Directors, Executive Officers and Corporate Governance | Corporate Governance

•	the termination of a contract between us and one of our top five single-family sellers or top five single-family servicers, other than an expiration pursuant to its terms;

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

Fannie Mae 2016 Form 10-K	150

Directors, Executive Officers and Corporate Governance | Corporate Governance

The Nominating and Corporate Governance Committee also considers diversity when evaluating the composition of the Board. Our Corporate Governance Guidelines specify that the Nominating and Corporate Governance Committee is committed to considering minorities, women and individuals with disabilities in the identification and evaluation process of prospective candidates. The Guidelines also specify that the Committee will seek out Board members who represent diversity in ideas and perspectives. These provisions of our Corporate Governance Guidelines implement FHFA regulations that require the company to implement and maintain policies and procedures that, among other things, encourage the consideration of diversity in nominating or soliciting nominees for positions on our Board.
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
In evaluating whether a director should serve on our Board, the Nominating and Corporate Governance Committee considers the experience, qualifications, attributes and skills identified in our Corporate Governance Guidelines. In concluding our directors should continue to serve as directors, the Nominating and Corporate Governance Committee took into account their knowledge in these areas as indicated in the table below, which they gained from their experience described above in “Directors.”

Director	Business	Finance and Accounting	Capital Markets	Risk Management	Public Policy	Mortgage Lending (ML), Real Estate (RE), Low-Income Housing (LIH), Home Building (HB)	Regulation of Financial Institutions	Technology
Amy Alving	✓	✓		✓	✓			✓
Hugh Frater	✓	✓	✓	✓		ML, RE, LIH	✓
Renee Glover	✓	✓		✓	✓	RE, LIH	✓
Bart Harvey	✓	✓	✓	✓	✓	RE, LIH, HB
George Haywood	✓	✓	✓	✓				✓
Michael Heid	✓	✓	✓	✓	✓	ML, RE	✓
Robert Herz	✓	✓	✓	✓			✓
Timothy Mayopoulos	✓	✓	✓	✓	✓	ML, LIH	✓
Diane Nordin	✓	✓	✓	✓		ML	✓
Egbert Perry	✓	✓		✓		RE, LIH, HB
Jonathan Plutzik	✓	✓	✓	✓		RE, ML	✓
Ryan Zanin	✓	✓	✓	✓			✓	✓
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

Fannie Mae 2016 Form 10-K	151

Directors, Executive Officers and Corporate Governance | Corporate Governance

management and is consistent with the Board’s emphasis on independent oversight, as well as our conservator’s directives.
Our Board has six standing committees: the Audit Committee, the Compensation Committee, the Executive Committee, the Nominating and Corporate Governance Committee, the Risk Policy and Capital Committee, and the Strategic Initiatives and Technology Committee. Pursuant to FHFA direction, the Board and the standing Board committees function in accordance with their designated duties and with the authorities as set forth in federal statutes, regulations and FHFA guidance, Delaware law (insofar as the company has adopted its provisions for corporate governance purposes) and in Fannie Mae’s bylaws and the applicable charters of Fannie Mae’s Board committees. Such duties or authorities may be modified by the conservator at any time.
The Board oversees risk management primarily through the Risk Policy and Capital Committee. FHFA regulations set forth risk management requirements for our Board and our Risk Policy and Capital Committee, as described below, which we meet. These regulations require that our Board of Directors approve, have in effect at all times, and periodically review an enterprise-wide risk management program that establishes and is aligned with our risk appetite, aligns the risk appetite with our strategies and objectives, and addresses our exposure to credit risk, market risk, liquidity risk, business risk and operational risk. Our risk management program must include risk limitations appropriate to each line of business, appropriate policies and procedures relating to risk management governance, risk oversight infrastructure, and processes and systems for identifying and reporting risks, including emerging risks. Our program must also contain provisions for monitoring compliance with our risk limit structure and risk policies and effective and timely implementation of corrective actions. Additional provisions must specify management’s authority and independence to carry out risk management responsibilities and the integration of risk management with management’s goals and compensation structure. FHFA’s regulations require our Risk Policy and Capital Committee to assist the Board in carrying out its oversight of our risk management program. Our Risk Policy and Capital Committee must also:

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
For more information on the role of our Board and our Chief Risk Officer in risk oversight, see “MD&A—Risk Management.”
Corporate Governance Information, Committee Charters and Codes of Conduct
Our Corporate Governance Guidelines, as well as the charters for our Board’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Risk Policy and Capital Committee, and Strategic Initiatives and Technology Committee, are posted on our website, www.fanniemae.com, under “Governance” in the “About Us” section of our website. Our Executive Committee does not have a written charter. The responsibilities, duties and authorities of the Executive Committee are set forth in our bylaws, which are also posted on our website, www.fanniemae.com, under “Governance” in the “About Us” section of our website.
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

Fannie Mae 2016 Form 10-K	152

Directors, Executive Officers and Corporate Governance | Corporate Governance

Audit Committee Membership
Our Board has a standing Audit Committee consisting of Mr. Herz, who is the Chair, Mr. Frater, Mr. Heid and Ms. Nordin, all of whom are independent under the requirements of independence set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Herz, Mr. Frater, Mr. Heid and Ms. Nordin each have the requisite experience, as discussed in “Directors,” to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.
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
Director Nominations; Shareholder Proposals
Under the GSE Act, FHFA, as conservator, has all rights, titles, powers and privileges of the shareholders and Board of Directors of Fannie Mae. As a result, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of shareholders in 2017. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”

Executive Officers
Our current executive officers who are not also members of the Board of Directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.
David C. Benson, 57, has been Executive Vice President and Chief Financial Officer since April 2013. Mr. Benson previously served as Executive Vice President—Capital Markets, Securitization & Corporate Strategy from September 2012 to April 2013 and as Executive Vice President—Capital Markets from April 2009 to September 2012. He also served as Treasurer from June 2010 to January 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from August 2008 to April 2009, as Fannie Mae’s Senior Vice President and Treasurer from March 2006 to August 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from June 2002 to February 2006. Prior to joining Fannie Mae in 2002, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.
Andrew J. Bon Salle, 51, has been Executive Vice President—Single-Family Mortgage Business since December 2014. Prior to that time, he served as Executive Vice President—Single-Family Underwriting, Pricing,

Fannie Mae 2016 Form 10-K	153

Directors, Executive Officers and Corporate Governance | Executive Officers

and Capital Markets, from April 2013 to December 2014. Mr. Bon Salle previously served as Fannie Mae’s Senior Vice President and Head of Underwriting and Pricing from May 2011 to April 2013, Senior Vice President—Capital Markets from March 2006 to May 2011, and as Fannie Mae’s Vice President—Portfolio Management from November 2000 to February 2006. Mr. Bon Salle held the positions of Director, Finance from December 1996 to November 2000 and of Manager, Early Funding Programs from March 1994 to December 1996. Mr. Bon Salle joined Fannie Mae in September 1992 as a senior capital markets analyst.
Brian P. Brooks, 47, has been Executive Vice President, General Counsel and Corporate Secretary since November 2014. Prior to joining Fannie Mae, Mr. Brooks was Vice Chairman of OneWest Bank N.A., from May 2011 to November 2014, where he served as chief legal officer. Previously, Mr. Brooks was a partner at the law firm of O’Melveny & Myers LLP, where he served from February 2008 through January 2011 as managing partner of the Washington, D.C. office and from February 2010 through April 2011 as group leader of the firm’s financial services practice.
Joy C. Cianci, 54, has been Senior Vice President for Special Assets & Corporate Facilities, Security and Resiliency since November 2016. Ms. Cianci has served in various roles at Fannie Mae for over 20 years. She served as Senior Vice President of Credit Portfolio Management from September 2014 to November 2016, as Senior Vice President—Making Home Affordable and Foreclosure Prevention from September 2012 to September 2014 and as Senior Vice President—Making Home Affordable from June 2010 to September 2012. Ms. Cianci was Senior Vice President—Giving and Community Outreach from December 2009 to June 2010, having previously served as Vice President in Fannie Mae’s Office of Community & Charitable Giving, from July 2007 to December 2009, and as Vice President in Fannie Mae’s Housing and Community Development division, from April 2006 to July 2007. Ms. Cianci served as Vice President in various roles in our Single-Family division and in our former eBusiness division, from January 2004 to April 2006. Prior to that time, she served as a Director in our eBusiness division and in our Legal Division. Ms. Cianci joined Fannie Mae in June 1993 as counsel.
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
Kimberly Johnson, 44, Executive Vice President and Chief Risk Officer, has served as Chief Risk Officer since November 2015, first as Senior Vice President and, since January 2017, as Executive Vice President. She served as Senior Vice President and Deputy Chief Risk Officer from June 2013 to November 2015. Ms. Johnson served in Fannie Mae’s Multifamily business as Senior Vice President for loans, securities, credit pricing and modeling, and as Vice President in our Capital Markets group with responsibility for trading multifamily loans and securities from September 2009 to June 2013. Prior to that time, Ms. Johnson was responsible for Metrics and Reporting for the Making Home Affordable Program, from March 2009 to September 2009. Ms. Johnson joined Fannie Mae in May 2006 as a Vice President in Capital Markets.
Bruce R. Lee, 51, has been Senior Vice President and Head of Operations and Technology since January 2016. Mr. Lee previously served as Senior Vice President and Chief Information Officer from April 2014, when he joined Fannie Mae, to January 2016. Before joining Fannie Mae, Mr. Lee was Group Chief Information Officer for NYSE Euronext, overseeing technology in the exchange traded securities sector, from 2012 to 2014. From 2006 to 2012, he worked in HSBC’s investment banking and trading business in Canada, the U.S., and Latin America, where he served as Chief Operating Officer.
Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office, whichever occurs first.

Fannie Mae 2016 Form 10-K	154

Directors, Executive Officers and Corporate Governance | Executive Officers

Section 16(a) Beneficial Ownership Reporting Compliance
Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2016 or with respect to 2016 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2016.
Item 11. Executive Compensation

Compensation Discussion and Analysis
Named Executives for 2016
This Compensation Discussion and Analysis focuses on compensation decisions relating to our Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers during 2016. We refer to these individuals as our named executives, and to our compensation arrangements for 2016 with our named executives other than our Chief Executive Officer as the “2016 executive compensation program.” For 2016, our named executives were:

•	Timothy J. Mayopoulos, President and Chief Executive Officer;

•	David C. Benson, Executive Vice President and Chief Financial Officer;

•	Andrew J. Bon Salle, Executive Vice President—Single-Family Mortgage Business;

•	Brian P. Brooks, Executive Vice President, General Counsel and Corporate Secretary; and

•	Jeffery R. Hayward, Executive Vice President and Head of Multifamily.
This Compensation Discussion and Analysis addresses our executive compensation program that was in effect for 2016.
Executive Summary
Due to our conservatorship status and other legal requirements, FHFA, our conservator and regulator, has significant oversight and approval rights over our executive compensation arrangements and determinations. Congress has also enacted legislation since we entered into conservatorship that significantly impacts the compensation we pay our named executives.
Under the Equity in Government Compensation Act of 2015, the total target direct compensation for the position of chief executive officer is limited to $600,000 annually. This restriction applies as long as we are in conservatorship or receivership. As a result, total target direct compensation for our Chief Executive Officer, Mr. Mayopoulos, is $600,000, which consists solely of base salary.
The program in place for 2016 executive compensation for our other executives was developed by FHFA in consultation with Treasury in 2012 and has not changed substantially since then. Named executives other than our Chief Executive Officer receive two principal elements of compensation: base salary and deferred salary, which is paid after a one-year deferral. There are two components to deferred salary: a fixed portion that is subject to reduction if an executive leaves the company before payment and an at-risk portion that is subject to reduction based on corporate and individual performance. Named executives do not receive bonuses or any form of equity or performance-based long-term incentives.
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
2016 was a successful year for Fannie Mae. Under the leadership of our experienced executives, including our named executives, we recognized net income of $12.3 billion in 2016. In addition, and as discussed in “Determination of 2016 Compensation,” we achieved many milestones and accomplishments as we strived to be America’s most valued housing partner.

Fannie Mae 2016 Form 10-K	155

Executive Compensation | Compensation Discussion and Analysis

We completed or substantially completed all of the corporate performance against goals for 2016 set by the conservator, referred to as the 2016 conservatorship scorecard. In January 2017, FHFA determined that the portion of 2016 at-risk deferred salary subject to performance against these goals would be paid at 98% of target. The goals in the 2016 conservatorship scorecard related to the following objectives:

•
Maintain in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive, and resilient national housing finance markets;

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market; and

•	Build a new single-family infrastructure for use by Fannie Mae and Freddie Mac (the “Enterprises”) and adaptable for use by other participants in the secondary market in the future.
We also completed, in all material respects, each of the goals established by our Board of Directors, referred to as the 2016 Board of Directors’ goals, in a manner that the Board of Directors viewed as responsible, timely and of an exceptionally high quality. Based on its January 2017 assessment of the company’s performance, the Compensation Committee recommended and the Board of Directors determined that management should be credited with 100% performance of the goals. The 2016 Board of Directors’ goals were:

•	Sustain and grow partnerships with lenders and other key housing stakeholders;

•	Serve the market by providing products and services that help people own, rent, or stay in their homes;

•	Establish a more sustainable and reliable business model with lower risk to the housing finance system and to taxpayers;

•	Maintain a disciplined risk, control, and compliance environment;

•	Develop an effective, adaptive, and agile organization.
Chief Executive Officer Compensation and 2016 Executive Compensation Program
Overview
FHFA has advised us that the design of our executive compensation program was intended to fulfill, and to balance, three primary objectives:

•
Maintain Reduced Pay Levels to Conserve Taxpayer Resources. Given our conservatorship status, our executive compensation program is designed to reduce pay levels relative to firms that are not in conservatorship.

•
Attract and Retain Executive Talent. The 2016 executive compensation program is intended to attract and retain executive talent with the specialized skills and knowledge necessary to effectively manage a large financial services company. Executives with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our $3.1 trillion book of business and enable the company to be an effective steward of the government’s and taxpayers’ support. We face competition from both within the financial services industry and from businesses outside of this industry for qualified executives. The Compensation Committee and the Board of Directors regularly consider and discuss with FHFA the level of our executives’ compensation and whether changes are needed to attract and retain executives.

•
Reduce Pay if Goals Are Not Achieved. To support FHFA’s goals for our conservatorship and encourage performance in furtherance of these goals, 30% of each named executive’s total target direct compensation (other than the Chief Executive Officer’s compensation) consists of “at-risk” deferred salary. At-risk deferred salary is subject to reduction based on corporate performance against the conservatorship scorecard and an assessment of individual performance that takes into account the company’s performance against the Board of Directors’ goals.

Our current executive compensation levels put pressure on our ability to attract and retain executive talent. As discussed in “Other Executive Compensation Considerations—Comparator Group and Role of Benchmark Data,” our Chief Executive Officer’s compensation in 2016 was more than 90% below the market median for comparable firms, and our other named executives’ total target direct compensation under the 2016 executive compensation program was, in aggregate, substantially below the market median. Our inability to offer market-based compensation hinders our succession planning, particularly for our Chief Executive Officer role, and potentially

Fannie Mae 2016 Form 10-K	156

Executive Compensation | Compensation Discussion and Analysis

our ability to hire other senior executives. See “Risk Factors” for a discussion of the risks associated with executive retention and succession planning.
Impact of Conservatorship and Other Legal Requirements
The conservatorship and legislation enacted since we entered conservatorship in 2008 significantly impacts the compensation we pay our named executives, particularly our Chief Executive Officer, as well as the process by which our executives’ compensation is determined. Regulatory and other legal requirements affecting our executive compensation program and policies include the following:

•	Requirements applicable while we are under conservatorship:

◦
The Equity in Government Compensation Act of 2015 establishes the annual direct compensation for our chief executive officer position at $600,000, consisting solely of base salary. The law also provides that compensation and benefits for our chief executive officer position may not be increased and these restrictions are applicable as long as Fannie Mae is in conservatorship or receivership.

◦
Pursuant to the STOCK Act and related regulations issued by FHFA, the named executives are prohibited from receiving bonuses during any period of conservatorship on or after the 2012 enactment of the law.

◦
As our conservator, FHFA has retained the authority to approve and to modify both the terms and amount of any executive compensation. FHFA has directed that management consult with and obtain FHFA’s written approval before entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements of executives at the senior vice president level and above, and other executives as FHFA may deem necessary to successfully execute its role as conservator. FHFA has also directed that management consult with and obtain FHFA’s written approval before establishing or modifying performance management processes for executives at the senior vice president level and above and any executives designated as “officers” pursuant to Section 16 of the Exchange Act.

◦
As our conservator, FHFA, has all powers of our shareholders. Accordingly, we have not held shareholders’ meetings since entering into conservatorship, nor have we held any shareholder advisory votes on executive compensation.

•	Requirements under the terms of our senior preferred stock purchase agreement with Treasury:

◦
We may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executives or executive officers without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

◦
We may not sell or issue any equity securities without the prior written consent of Treasury, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement. This effectively eliminates our ability to offer stock-based compensation.

•	As our regulator, FHFA must approve any termination benefits we offer to our named executives and certain other officers identified by FHFA.
Compensation of our Chief Executive Officer
Our Chief Executive Officer’s compensation consists solely of a base salary of $600,000 and has been limited to this amount by statute since the enactment of the Equity in Government Compensation Act of 2015. This limit on Chief Executive Officer compensation may negatively affect our ability to retain our Chief Executive Officer and limits our ability to engage in effective succession planning for this critical role.

Fannie Mae 2016 Form 10-K	157

Executive Compensation | Compensation Discussion and Analysis

Elements of 2016 Executive Compensation Program
Direct Compensation
The table below summarizes the principal elements, objectives and key features of our 2016 executive compensation program for our named executives. Our Chief Executive Officer receives only base salary, not deferred salary. All elements of our named executives’ direct compensation are paid in cash.

Compensation Element	Form	Primary Compensation Objectives	Key Features
Base Salary	Fixed cash payments, which are paid during the year on a bi-weekly basis.	Attract and retain named executives by providing a fixed level of current cash compensation.
Base salary reflects each named executive’s level of responsibility and experience, as well as individual performance over time.
Base salary is capped by statute at $600,000 for our Chief Executive Officer, and by FHFA at $600,000 for our current Chief Financial Officer and at $500,000 for our other executive officers.

Deferred Salary
Deferred salary is earned in bi-weekly increments over the course of the performance year, and is paid in quarterly installments in March, June, September and December of the following year. Interest accrues on deferred salary at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the deferred salary is earned.
There are two elements of deferred salary:
• a fixed portion that is subject to reduction if an executive leaves the company within one year following the end of the performance year; and
• an at-risk portion that is subject to reduction based on assessments of corporate and individual performance following the end of the performance year.
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
Equal to 30% of each named executive’s total target direct compensation. Half of at-risk deferred salary was subject to reduction based on corporate performance against the 2016 conservatorship scorecard as determined by FHFA. The remaining half of at-risk deferred salary was subject to reduction based on individual performance as determined by the Board of Directors, with FHFA’s review, taking into account corporate performance against the 2016 Board of Directors’ goals.

There is no potential for at-risk deferred salary to be paid out at greater than 100% of target; at-risk deferred salary is subject only to reduction.

Fannie Mae 2016 Form 10-K	158

Executive Compensation | Compensation Discussion and Analysis

Employee Benefits
Our employee benefits serve as an important tool in attracting and retaining senior executives. We describe the employee benefits available in 2016 to our named executives in the table below. All of our named executives are eligible to participate in the plans and receive the other benefits described in the table below. We provide more detail on our retirement plans in “Compensation Tables.”

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
In connection with our termination in 2013 of our defined benefit pension plan, for a limited time we are providing additional benefits under our Retirement Savings Plan and our Supplemental Retirement Savings Plan for employees close to retirement who meet age and length of service criteria, including Mr. Benson and Mr. Hayward. These benefits are described in “Compensation Tables.”
The perquisites we provided to all of our named executives in aggregate in 2016 did not exceed $1,000.
Severance Benefits
We have not entered into agreements with any of our named executives that entitle the executive to severance benefits. Under the 2016 executive compensation program, a named executive is entitled to receive a specified portion of his or her earned but unpaid deferred salary if his or her employment is terminated for any reason other than for cause. See “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” for information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated.

Fannie Mae 2016 Form 10-K	159

Executive Compensation | Compensation Discussion and Analysis

Determination of 2016 Compensation
Summary of 2016 Compensation Actions
The table below displays the 2016 base salary and compensation targets for each of our named executives. Each of our named executives will be paid 98% of his corporate performance-based at-risk deferred salary target and 100% of his individual performance-based at-risk deferred salary target for 2016. This table is presented on a different basis from, and is not intended to replace, the Summary Compensation Table required under applicable SEC rules, which is included below under “Compensation Tables—Summary Compensation Table for 2016, 2015 and 2014.”

Named Executive	2016 Base Salary ($)	2016 Fixed Deferred Salary ($)	2016 Corporate Performance-Based At-Risk Deferred Salary Target ($)	2016 Individual Performance-Based At-Risk Deferred Salary Target ($)	Total ($)
	(Dollars in whole numbers)
Timothy Mayopoulos	600,000	—	—	—	600,000
President and Chief Executive Officer
David Benson	600,000	1,500,000	450,000	450,000	3,000,000
Executive Vice President and Chief Financial Officer
Andrew Bon Salle(1)	500,000	1,287,692	383,077	383,077	2,553,846
Executive Vice President—Single-Family Mortgage Business
Brian Brooks	500,000	1,180,000	360,000	360,000	2,400,000
Executive Vice President, General Counsel and Corporate Secretary
Jeffery Hayward	475,000	960,000	307,500	307,500	2,050,000
Executive Vice President and Head of Multifamily
__________

(1)
Amounts shown for Mr. Bon Salle reflect that, in light of his increased responsibilities, in February 2016 the annual rate of Mr. Bon Salle’s fixed deferred salary was increased from $1,110,000 to $1,320,000 and the annual target for his at-risk deferred salary was increased from $690,000 to $780,000.

Assessment of Corporate Performance on 2016 Conservatorship Scorecard
Overview
In December 2015, FHFA issued the 2016 conservatorship scorecard, a set of corporate performance objectives and related targets for 2016. The elements of the 2016 conservatorship scorecard are shown below under “FHFA Assessment.” The 2016 conservatorship scorecard provides the implementation roadmap for that year for FHFA’s strategic plan for Fannie Mae and Freddie Mac. See “Business—Legislation and Regulation—Housing Finance Reform—Conservator Developments and Strategic Goals” for information about FHFA’s strategic goals for Fannie Mae and Freddie Mac. FHFA developed these objectives and related targets with input from management. Half of 2016 at-risk deferred salary, or 15% of overall 2016 total target direct compensation for each named executive other than Mr. Mayopoulos, was subject to reduction based on FHFA’s assessment of our performance against the 2016 conservatorship scorecard and related objectives.
As part of the 2016 conservatorship scorecard, FHFA determined that, for all scorecard items, our performance would be assessed based on the following criteria:

•	The extent to which we conduct initiatives in a safe and sound manner consistent with FHFA’s expectations for all activities;

•	The extent to which the outcomes of our activities support a competitive and resilient secondary mortgage market to support homeowners and renters;

•	The extent to which we conduct initiatives with the consideration for diversity and inclusion consistent with FHFA’s expectations for all activities;

Fannie Mae 2016 Form 10-K	160

Executive Compensation | Compensation Discussion and Analysis

•	Cooperation and collaboration with FHFA, Common Securitization Solutions, LLC, Freddie Mac, the industry, and other stakeholders; and

•	The quality, thoroughness, creativity, effectiveness, and timeliness of our work products.
FHFA Assessment
We provided updates to and maintained a dialogue with FHFA throughout 2016 on our performance against the 2016 conservatorship scorecard, including our performance against FHFA’s expectations for diversity and inclusion. In early 2017, FHFA reviewed and assessed our performance against the 2016 conservatorship scorecard, with input from management and the Compensation Committee. FHFA determined that we completed or substantially completed all of the 2016 conservatorship scorecard objectives. FHFA determined that the portion of 2016 at-risk deferred salary based on corporate-performance would be paid at 98% of target.

Fannie Mae 2016 Form 10-K	161

Executive Compensation | Compensation Discussion and Analysis

The table below sets forth the 2016 conservatorship scorecard and a summary of FHFA’s assessment of our achievement of the scorecard objectives and targets.

Objectives and Weighting	Summary of Performance
Maintain, in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive, and resilient national housing finance markets—40% weight

The Enterprises are to:
Work to increase access to single-family mortgage credit for creditworthy borrowers, consistent with the full extent of applicable credit requirements and risk management practices:
•
Continue to assess impediments to credit access and develop recommendations to address barriers, including work to:
◦
Continue to evaluate practices, including underwriting criteria, to improve access to single-family credit in a manner consistent with safety and soundness and implement improvements as appropriate.
◦
Consider options to use automated underwriting systems for loans that are currently manually underwritten.
◦
Evaluate options that would enable greater liquidity for Enterprise financing of energy or water efficiency investments in single-family and multifamily properties.
•
Complete work to enhance the Representation and Warranty Framework and continue work on related efforts to:
◦
Complete the independent dispute resolution process in support of the Representation and Warranty Framework.
◦
Work with lenders to improve the quality and efficiency of the loan origination process, including providing lenders with feedback soon after delivery.
◦
Continue to assess policies and tools to review collateral valuations in the Representation and Warranty Framework context.
•
Update mortgage insurer master policy rescission relief principles to address early rescission relief offerings.
•
Assess improvements identified in 2015 to increase the effectiveness of pre-purchase and early delinquency counseling as well as homeownership education and begin implementation of initiatives as appropriate.
•
Informed by the analysis conducted in 2015, conclude assessment of leveraging alternate or updated credit scores for underwriting, pricing, and investor disclosures and, as appropriate, plan for implementation.

The objective was completed. Our work in this area during 2016 included the following:
•
We conducted industry outreach to revisit policies, and identify opportunities and enhancements to address barriers. Among the resulting enhancements to our policies and products, we
◦
updated eligibility criteria and streamlined our homeownership education requirements for HomeReady, our affordable lending product,
◦
added the ability in Desktop Underwriter to underwrite loans where the borrower does not have a credit score, automating what was previously a manual process for lenders, and
◦
provided greater clarity and certainty to lenders underwriting properties with leased or purchased solar panels and introduced a loan product designed to help lenders offer financing for homeowners to increase home energy efficiency and reduce utility costs.
•
We conducted extensive outreach and training relating to improving loan origination quality.
•
We introduced our new Day 1 Certainty initiative, under which we began offering third-party validation of borrower income, asset and employment data through Desktop Underwriter. We also leveraged these new verification tools to expand the representation and warranty relief we provide to lenders. We began providing lenders with additional representation and warranty relief with respect to borrower income, asset and employment data that has been validated by Desktop Underwriter and with respect to property value where the appraisal has received a qualifying risk score in our Collateral Underwriter appraisal review tool. These enhancements will provide increased certainty to lenders and processing efficiencies that will save borrowers and lenders time.
•
We updated Desktop Underwriter and our Selling Guide to offer a property inspection waiver for certain refinance transactions that meet specified eligibility criteria.

Fannie Mae 2016 Form 10-K	162

Executive Compensation | Compensation Discussion and Analysis

Objectives and Weighting	Summary of Performance
Develop post-crisis loss mitigation activities and prepare for the expiration of HAMP and HARP:
•
Complete assessment and, as appropriate, begin development of a high loan-to-value ratio refinance program to ensure a January 2017 implementation.
•
Develop and implement final strategy to promote HARP prior to expiration.
•
Finalize post-crisis loss mitigation options for borrowers, including loan modifications, and develop an implementation plan and timeline.
•
Enhance the Uniform Borrower Assistance Form.
•
Update and enhance the Enterprises’ servicer scorecard methodology.

The objective was completed. Our 2016 post-crisis loss mitigation activities included the following:
•
Coordinating with Freddie Mac, we announced the intention to launch a high LTV refinance option scheduled for late 2017.
•
We continued to promote HARP and increase awareness of its expiration through a variety of outreach efforts.
•
We announced a new modification program, Flex Modification, in December 2016. We developed the new program in alignment with Freddie Mac at the direction of FHFA, and the program incorporates input from a wide range of industry participants as well as lessons learned from earlier modification programs.

Continue to responsibly reduce the number of severely-aged delinquent loans and real estate owned properties:
•
Provide a plan for continuing non-performing loan (NPL) sales to FHFA for approval. The plan should address: 1) the Enterprises’ broad NPL sales strategy; 2) potential expansion to multi-servicer pools; 3) efforts to continue offering small pools and strengthening nonprofit access and purchase opportunities; 4) consideration for improving borrower outcomes and, where appropriate, impacts on neighborhood stabilization; and 5) public reporting of loan performance post sale.
•
Continue to responsibly reduce the number of severely-aged delinquent loans held by the Enterprises at the national and local level.
•
Continue to responsibly reduce the number of real estate owned properties held by the Enterprises, including through the Neighborhood Stabilization Initiative.

The objective was completed. We accomplished the following in 2016:
•
We sold approximately 29,600 nonperforming loans with an aggregate unpaid principal balance of $5.5 billion.
•
We reduced the number of single-family REO properties we hold by over 30% during 2016. We discuss our objectives in disposing of properties and our commitment to neighborhood stabilization in “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—REO Management.”

Maintain the dollar volume of new multifamily business for each enterprise at $36.5* billion or below:
•
Loans in affordable and underserved market segments, as defined in the Appendix, are to be excluded from the $36.5 billion cap
*The $31 billion cap in the initial version of the conservatorship scorecard was revised upward on two occasions, consistent with FHFA’s scorecard commitment to review the estimates for the size of the multifamily finance market each quarter and increase the caps, if warranted.
The objective was completed. Fannie Mae’s multifamily new business volume totaled $55.3 billion in 2016, of which approximately 66% counted towards FHFA’s 2016 multifamily volume cap of $36.5 billion.

Fannie Mae 2016 Form 10-K	163

Executive Compensation | Compensation Discussion and Analysis

Objectives and Weighting	Summary of Performance
Reduce taxpayer risk through increasing the role of private capital in the mortgage market—30% weight
The Enterprises are to:
Single-Family Credit Risk Transfers:
Because the Enterprises’ single-family credit risk transfers have evolved into a core business practice, it is FHFA’s current expectation that single-family credit risk transfers will continue to be an ongoing conservatorship requirement. FHFA will adjust targets as necessary to reflect market conditions and economic considerations.
•
Meet the following credit risk transfer objectives:
◦
Transfer credit risk on at least 90 percent of the unpaid principal balance of newly acquired single-family mortgages in loan categories targeted for risk transfer.
▪
For 2016, target single-family loan categories include: non-HARP, fixed-rate terms greater than 20 years, and loan-to-value ratios above 60%.
◦
Transfer a substantial portion of the credit risk on the targeted loan categories covering most of the credit losses projected to occur during stressful economic scenarios.
◦
Continue efforts to evaluate, and implement if economically feasible, ways to transfer credit risk on other types of newly acquired single-family mortgages that are not included in the targeted loan categories.
◦
Continue to evaluate obstacles to expanding the investor base, propose ways to overcome these challenges, and work with FHFA to address them where possible.
•
Work with FHFA to conduct an analysis and assessment of front-end credit risk transfer transactions, including work to support a forthcoming FHFA Request for Input.
◦
Work with FHFA to engage key stakeholders and solicit their feedback.
◦
After conducting the necessary analysis and assessment, work with FHFA to take appropriate steps to continue front-end credit risk transfer transactions.

The objective was completed. In 2016, we transferred a portion of the mortgage credit risk on single-family mortgages with an unpaid principal balance of over $330 billion at the time of the transactions.
Of the loans we acquired in the twelve months ended December 2015 that were in the categories we target for inclusion in CAS or CIRT transactions, over 95% were included in a subsequent credit risk transfer transaction.
We completed a CIRT transaction that covered 15-year and 20-year fixed rate mortgages, which are not included in the loan categories we target for transfer.
We also announced a new pilot front-end CIRT transaction, in which the insurance coverage was committed prior to our acquisition of the covered loans and therefore was effective as soon as the loans were acquired.
For further discussion of our credit risk transfer transactions, see “MD&A—Business Segment Results—Single-Family Business—Single-Family Mortgage Credit Risk Management—Transfer of Mortgage Credit Risk—Credit Risk-Sharing Transactions.”

Multifamily Credit Risk Transfers: • Continue current multifamily credit risk transfer initiatives and explore additional risk transfer opportunities.	The objective was completed.
Retained Portfolio:
•
Execute FHFA-approved retained portfolio plans to meet, even under adverse conditions, the annual PSPA requirements and the $250 billion PSPA cap by December 31, 2018:
◦
Any sales should be commercially reasonable transactions that consider impacts to the market, borrowers, and neighborhood stability.

The objective was completed. In 2016 we continued to reduce our retained mortgage portfolio in accordance with requirements under our senior preferred stock purchase agreement with Treasury and FHFA’s additional cap, which we describe in “Business—Conservatorship and Treasury Agreements—Treasury Agreements.” During 2016, we reduced our retained mortgage portfolio to $272.4 billion as of December 31, 2016, below the $305.4 billion cap requested by FHFA for our retained mortgage portfolio as of December 31, 2016.

Risk Measurement Framework: • Support FHFA’s development of its risk measurement framework for evaluating Enterprise business decisions during conservatorship.	The objective was completed. We provided data and analysis and developed reporting in support of FHFA’s development of its risk measurement framework.

Fannie Mae 2016 Form 10-K	164

Executive Compensation | Compensation Discussion and Analysis

Objectives and Weighting	Summary of Performance
Build a new single-family infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future—30% weight
The Enterprises are to:
Common Securitization Platform and Single Security:
The Common Securitization Platform (CSP) and Single Security are significant, multiyear initiatives, and FHFA expects these inter-related projects to remain ongoing conservatorship priorities. FHFA expects the Enterprises and Common Securitization Solutions, LLC (CSS) to implement these initiatives on the following timeline:
i.
Release 1: In 2016, implement the CSP for Freddie Mac’s existing single-class securities; and
ii.
Release 2: In 2018, implement the Single Security on the CSP for both Fannie Mae and Freddie Mac.
•
Continue working with FHFA, each other, and CSS to meet the Release 1 and Release 2 timelines, which includes work to: 1) build and test the CSP; 2) implement the changes necessary to integrate the Enterprises’ related systems and operations with the CSP; and 3) implement the Single Security on the CSP for both Enterprises.
•
Incorporate the following design principles in developing the CSP:
◦
Focus on the functions necessary for current Enterprise single-family securitization activities.
◦
Include the development of operational and system capabilities necessary for CSP to facilitate the issuance and administration of a Single Security for the Enterprises.
◦
Allow for the integration of additional market participants in the future.
•
In 2016, publish an aligned timeline for implementing the Single Security on the CSP for both Enterprises in 2018. The timeline must provide stakeholders with at least 12 months notice prior to implementing the Single Security.
•
Work with FHFA to develop and implement a process at each Enterprise to:
◦
Assess new or revised Enterprise programs, policies, and practices for their effects on the cash flows of TBA mortgage-backed securities (e.g., prepayments and loan buy-outs).
◦
Provide on-going monitoring of purchases, security issuances, and prepayments.
◦
Provide all relevant information on a timely basis to support FHFA’s review process.
•
Continue to work with CSS to obtain and utilize input from the Single Security/CSP Industry Advisory Group.

The objective was substantially completed. We achieved all but one of the objectives relating to the common securitization platform and single security.
Although the publication of a timeline for the single security implementation was not completed in 2016, significant work was done and many objectives were achieved. FHFA acknowledged Fannie Mae’s proactive support of CSS and close work with Freddie Mac.
See “Business—Legislation and Regulation—Housing Finance Reform—Conservator Developments and Strategic Goals” for more information on the common securitization platform and single security.

Fannie Mae 2016 Form 10-K	165

Executive Compensation | Compensation Discussion and Analysis

Objectives and Weighting	Summary of Performance
Provide Active Support for Mortgage Data Standardization Initiatives:
•
Continue the development and implementation of the Uniform Closing Disclosure Dataset.
•
Continue the development and implementation of the Uniform Loan Application Dataset.
•
Assess and, as appropriate, implement strategies to improve the lending industry’s ability to originate and deliver e-mortgages to the Enterprises.

The objective was completed. We continued to support these mortgage data standardization initiatives in 2016, which are designed to improve the accuracy and quality of loan data through the mortgage lifecycle. Our activities included:
•
extensive industry outreach to assist lenders and technology solution providers with implementing the Uniform Closing Dataset; and designing, building and launching an easy to use solution for collecting Uniform Closing Dataset data;
•
usability testing and outreach in support of the redesign of the Uniform Residential Loan Application (“URLA”) in connection with implementation of the Uniform Loan Application Dataset (“ULAD”); continued collaboration with government agencies to finalize the redesigned URLA; with Freddie Mac, publication of the redesigned URLA, a ULAD mapping document and a Desktop Underwriter data specification to help lenders, technology solution providers, and other industry participants with implementation of ULAD; and
•
identification of key obstacles and barriers to eMortgage adoption; extensive industry outreach with key lenders, technology solution providers and other stakeholders to support the removal of these obstacles and barriers; and analysis of and discussions with Freddie Mac regarding alignment of policies and procedures and implementation of other activities in support of eMortgages.

Assessment by Board of Directors of Company Performance
In January 2016, the Board of Directors established the 2016 Board of Directors’ goals, which are presented in the table below. Performance against these goals was a factor the Board of Directors considered in determining the individual performance of the named executives for purposes of the individual performance-based component of the named executives’ 2016 at-risk deferred salary. The Board of Directors did not assign any relative weight to the goals.
Over the course of 2016, management periodically reviewed the 2016 Board of Directors’ goals and maintained a dialogue with the Board of Directors and appropriate committees of the Board of Directors as to management’s performance against these goals.
In late 2016 and early 2017, the Compensation Committee reviewed performance against the 2016 Board of Directors’ goals. In connection with the Compensation Committee’s review, management provided the Compensation Committee with a report assessing management’s performance against the goals, which was reviewed for accuracy by our Internal Audit group. The Compensation Committee also discussed performance against the goals with the Chair of the Board’s Audit Committee and the Chair of its Risk Policy and Capital Committee, as well as with our Chief Audit Executive, our Chief Compliance Officer, and our Chief Risk Officer. The Compensation Committee considered management’s assessment of its performance against the goals and also discussed with the Chief Executive Officer the performance of the company and of each named executive (other than the Chief Executive Officer).
The Compensation Committee noted in its review that management’s achievements with respect to the 2016 Board of Directors’ goals and the 2016 conservatorship scorecard were accomplished in a complicated and evolving operating environment, at a time when management was continuing to implement large-scale organizational changes. These changes included continued implementation of our Way of Working management system, which is based on lean management principles and techniques; our new integrated, customer-facing teams supporting our single-family customers; and the project to relocate our headquarters, while also running the business at an exceptionally high level. The Committee favorably recognized management’s efforts to address any issues with the 2016 Board of Directors’ goals and the 2016 conservatorship scorecard in a thoughtful,

Fannie Mae 2016 Form 10-K	166

Executive Compensation | Compensation Discussion and Analysis

collaborative and unified manner. The Committee noted that management proactively identified and resolved problems throughout the year through enhanced communication with the Committee and the Board, as well as FHFA. The Committee also noted management’s continued emphasis on fostering a culture that values ethical conduct and integrity and its focus on strengthening the company’s risk control environment and promoting safety and soundness. The Committee also indicated its view that management achieved a wider and more aspirational range of activities under the 2016 Board of Directors’ Goals and the 2016 conservatorship scorecard than during any prior years of conservatorship, demonstrating an extraordinary level of collaboration and alignment within the company’s senior leadership team.
In January 2017, following its review of management’s and the company’s performance in 2016, and after discussions among all independent members of the Board of Directors, the Compensation Committee recommended and the Board of Directors determined that the individual component of the 2016 at-risk deferred salary should be funded at the 100% level. The Compensation Committee also provided FHFA with its assessment of management’s performance against the 2016 Board of Directors’ goals and its qualitative assessment of management’s performance against the 2016 conservatorship scorecard objectives.
The table below presents our 2016 Board of Directors’ goals, and the assessment of achievement against these goals.

Board of Directors’ Goals	Assessment of Performance
Sustain and grow partnerships with lenders and other key housing stakeholders.
Completed this goal. We took significant steps in 2016 to achieve this goal, focusing on strengthening relationships with current and new customers and providing customers increased certainty of sale, execution and process through multiple initiatives. These included our expansion of the representation and warranty relief we provide to single-family lenders, which we discuss in “MD&A—Business Segment Results—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards—Representation and Warranty Relief,” and enhancements to our Multifamily delegation model aimed at making the origination process more efficient for our lender partners.

Serve the market by providing products and services that help people own, rent, or stay in their homes.
Completed this goal in all material respects. We served as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages, providing approximately $637 billion in liquidity to the mortgage market in 2016 through our purchases of loans and guarantees of loans and securities. This liquidity enabled borrowers to complete approximately 1,401,000 single-family mortgage refinancings and approximately 1,122,000 single-family home purchases, and provided financing for approximately 724,000 units of multifamily housing.
While we fell slightly short of our target for multifamily units affordable to families earning at or below 120% of the median income in their area, the Compensation Committee recognized that this shortfall was primarily due to two large transactions early in 2016, including one in Manhattan, where workforce housing is considered to include housing affordable at income levels higher than 120% of the median income in the area.
We also worked to increase access to mortgage credit for creditworthy borrowers consistent with the full extent of our applicable credit requirements and risk management practices. Our acquisitions of loans through our suite of affordable product offerings significantly exceeded our goals. Finally, we provided approximately 103,500 loan workouts in 2016 to help homeowners stay in their homes or otherwise avoid foreclosure.
For more information on these activities, see “Business—Executive Summary—Our Strategy and Business Objectives” and “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring.”

Fannie Mae 2016 Form 10-K	167

Executive Compensation | Compensation Discussion and Analysis

Board of Directors’ Goals	Assessment of Performance
Establish a more sustainable and reliable business model with lower risk to the housing finance system and to taxpayers.
Completed this goal. We acquired single-family loans with strong credit profiles in 2016. See “MD&A—Business Segments—Single-Family Business—Single-Family Business Metrics” for information on the average charged guaranty fee on our 2016 single-family acquisitions and “MD&A—Business Segments—Single-Family Business—Single-Family Mortgage Credit Risk Management—Single-Family Portfolio Diversification and Monitoring” for information on the credit profile of our 2016 single-family acquisitions. Our multifamily new business volume also reflected loans with a solid credit profile.
With our transition from being a portfolio-focused business to a guaranty-focused business, guaranty fees continued to account for an increasing portion of our net interest income in 2016. In addition, we transferred a greater portion of the credit risk on our guaranty book of business than in previous years.
We also continued our effort to improve our business efficiency and agility through simplification of our business processes.

Maintain a disciplined risk, control, and compliance environment.
Completed this goal. In 2016, we managed our business within Board-established risk limits, with timely remediation of instances where limits were exceeded and with the Board of Directors’ approval for exceptions. We also resolved all medium and high priority internal audit issues and risk and control matters identified by FHFA within established timeframes or mutually acceptable extensions.

Develop an effective, adaptive, and agile organization.
Completed this goal. Our efforts in 2016 to improve Fannie Mae’s capabilities, infrastructure and efficiency included the following:
•
We accomplished significant progress toward successfully completing a number of top-tier, enterprise-level strategic projects to enhance our infrastructure or efficiency, with safety and soundness in mind. These efforts are aimed at, among other goals, improving our technology infrastructure and simplifying the customer experience.
•
We continued to implement our human capital plan, which is an integrated human resources approach that supports our business and financial priorities from a human capital perspective and focuses on risk mitigation, workforce and talent planning, compensation and benefits, and employee engagement.
•
We continued to implement our Way of Working management system as part of our plan to become America’s most valued housing partner.
•
We also made substantial progress on our workplace strategy initiative in anticipation of our upcoming move to new headquarters in Washington, DC.

Assessment of 2016 Individual Performance
Overview. The Board of Directors assessed the performance of our Chief Executive Officer, who does not receive at-risk deferred salary, with input from the Compensation Committee and from the Chief Executive Officer regarding his accomplishments. The Compensation Committee and the Board of Directors assessed the performance and approved compensation for our other named executives taking into account the Chief Executive Officer’s recommendation and assessment. Half of each named executive’s 2016 at-risk deferred salary was subject to reduction based on individual performance in 2016. Each of our named executives with at-risk deferred salary for 2016 will be paid 100% of his individual performance-based at-risk deferred salary target for 2016 presented in the table above in “Summary of 2016 Compensation Actions.”
Timothy Mayopoulos, President and Chief Executive Officer. In evaluating Mr. Mayopoulos’s 2016 performance, the Board of Directors acknowledged Mr. Mayopoulos’s strong leadership and his significant contributions to Fannie Mae’s numerous 2016 accomplishments, including management’s achievements with respect to the 2016 Board of Directors’ goals and the 2016 conservatorship scorecard discussed in “Assessment by Board of Directors of Company Performance.” As part of its assessment of the company’s 2016 performance, the Compensation Committee credited management for its ability to focus the efforts of the company’s leadership, as well as employees at all levels, on the achievement of the 2016 goals at a time of significant organizational

Fannie Mae 2016 Form 10-K	168

Executive Compensation | Compensation Discussion and Analysis

change. Fannie Mae was profitable in 2016, with net income of $12.3 billion, while continuing to acquire loans with a strong credit profile and increasing access to affordable mortgage credit for creditworthy borrowers. Fannie Mae continued to make substantial progress on initiatives to prepare its business and infrastructure for changes in the U.S. housing finance system and to help ensure its safety and soundness during conservatorship. Fannie Mae’s 2016 achievements extend beyond its achievements with respect to the 2016 Board of Directors’ goals and the 2016 conservatorship scorecard. In 2016, Fannie Mae established new integrated, customer-facing teams supporting our single-family customers; improved customer satisfaction; developed a process and program to promote innovation on an enterprise-wide level; updated its branding; implemented an employee rewards program that uses peer recognition to promote the company’s core cultural values; maintained strong levels of employee engagement; closed two large scale workforce housing transactions; simplified the company’s segment reporting; earned three significant distinctions for the Multifamily business from rating agencies for the second year in a row; and, working with a lender partner, developed a cash-out mortgage refinance pilot that offers homeowners the flexibility to address high interest rate student debt. The Board of Directors recognized Mr. Mayopoulos’s critical role in the company’s many achievements in 2016.
David Benson, Executive Vice President and Chief Financial Officer. Mr. Benson’s many achievements in 2016 provided critical support to Fannie Mae’s achievement of the 2016 conservatorship scorecard and 2016 Board of Directors’ goals. In 2016, Mr. Benson developed a vision and strategy for the company’s Finance division; significantly improved employee engagement; provided key leadership in the Finance division and to the rest of the company by becoming an early adopter of our Way of Working management system; delivered an updated detailed strategic plan; completed our initiative to consolidate our single-family performing loan accounting, without disruption to our financial reporting; managed our budget process and met our corporate objectives for administrative expenses; and managed the reduction of our retained mortgage portfolio. In addition, Mr. Benson continued to provide leadership in Fannie Mae’s interactions with customers, others in the industry, and FHFA.
Andrew Bon Salle, Executive Vice President-Single-Family Mortgage Business. Mr. Bon Salle’s 2016 performance contributed to the company’s achievement of the 2016 conservatorship scorecard and 2016 Board of Directors’ goals in significant ways. He successfully reorganized three single-family divisions into a single integrated business unit; hired strong additions to his team; deployed our Way of Working management system to key parts of the single-family business, including our new single-family customer-facing teams; delivered strong business results; delivered on our goals to improve Fannie Mae’s front-end business capabilities, including introducing our Day 1 Certainty initiative; improved customer engagement scores; improved single-family employee engagement scores; and simplified certain single-family business processes.
Brian Brooks, Executive Vice President, General Counsel and Corporate Secretary. Mr. Brooks’ achievements in 2016 contributed significantly to our accomplishments. In 2016, Mr. Brooks led improvements in our Board and management governance; successfully resolved significant litigation and legal matters; supported key aspects of our strategic plan; drove collaborative, cross-functional efforts to address key risks and issues; established and strengthened key external relationships; led our Diversity Advisory Council; and improved employee engagement.
Jeffery Hayward, Executive Vice President and Head of Multifamily. Mr. Hayward’s 2016 achievements include his delivery of strong multifamily business results and significant contribution to the achievement of the 2016 scorecard and 2016 Board of Directors’ goals relating to our multifamily business. In particular, he led our Multifamily business’s strong business results; closed two significant, large scale workforce housing transactions; made substantial progress on our initiative to prepare our multifamily business and infrastructure for the future; increased multifamily lender and internal delegation; simplified certain multifamily business processes; and coordinated our efforts to increase access to mortgage credit for creditworthy borrowers.
Other Executive Compensation Considerations
Role of Compensation Consultants
The Compensation Committee’s independent compensation consultant is Frederic W. Cook & Co., Inc. (“FW Cook”). Management’s outside compensation consultant is McLagan.
For 2016, McLagan advised management and the Compensation Committee on various compensation and human resources matters, including:

•	providing guidance and feedback on the company’s 2016 executive compensation program;

Fannie Mae 2016 Form 10-K	169

Executive Compensation | Compensation Discussion and Analysis

•	defining the protocol regarding market peer group development and benchmarking for executives;

•	advising on market trends, competitive pay levels and various compensation proposals for new hires and promotions;

•	providing market compensation data for senior management positions, including the named executives’ positions; and

•
as needed, attended Compensation Committee meetings to review market data and trends and provide Committee members with an opportunity to ask questions and discuss implications of trends on Fannie Mae.

For 2016, FW Cook advised the Compensation Committee and the Board of Directors on various executive compensation matters, including:

•
preparing an analysis of compensation for executives in positions comparable to Fannie Mae executive positions at companies in our primary comparator group, based on information in proxy statements and other reports filed by those companies with the SEC;

•	reviewing McLagan’s analysis of market compensation data for select senior management positions;

•	reviewing various management proposals relating to compensation structures and levels, and for new hires and promotions;

•	reviewing the company’s risk assessment of its 2016 compensation program;

•	assisting the Compensation Committee in its evaluation of the company’s performance against the 2016 conservatorship scorecard and communicating its views to FHFA;

•	assisting the Compensation Committee in its evaluation of the company’s performance against the 2016 Board of Directors’ goals;

•	facilitating the Compensation Committee’s evaluation of the Company’s Chief Executive Officer’s performance in 2016;

•	informing the Compensation Committee of regulatory updates and market trends in compensation and benefits;

•	assisting with the preparation of executive compensation disclosure in this Annual Report on Form 10-K; and

•	attended Compensation Committee meetings in connection with these executive compensation matters.
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

Fannie Mae 2016 Form 10-K	170

Executive Compensation | Compensation Discussion and Analysis

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
The Compensation Committee follows a bifurcated approach to benchmarking senior executive positions. Under this approach, while the comparator group noted above is the primary group of companies used for benchmarking senior management pay levels, for certain senior management roles that are more comparable in function and/or scope to roles at firms outside this comparator group, the Compensation Committee considers pay levels against a broader group of companies. The company believes this more comprehensive approach results in more reliable market data.
The named executives’ compensation was compared to compensation at other companies as follows:

•
The compensation of our Chief Executive Officer (Mr. Mayopoulos), our Chief Financial Officer (Mr. Benson) and our Executive Vice President, General Counsel and Corporate Secretary (Mr. Brooks) was benchmarked against our primary comparator group identified above;

•
The compensation of our Executive Vice President—Single-Family Mortgage Business (Mr. Bon Salle) was benchmarked against our primary comparator group as well as a group of large banks consisting of Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co., Wells Fargo & Company and other specialty mortgage lending organizations, to the extent those firms have executives in comparable positions; and

•
The compensation of our Executive Vice President—Multifamily (Mr. Hayward) was benchmarked against our primary comparator group as well as large banks consisting of Bank of America Corporation, Citigroup Inc., JPMorgan Chase & Co., Wells Fargo & Company and other specialty commercial real estate organizations, to the extent those firms have executives in comparable positions.

In late 2016, FW Cook provided the Compensation Committee with a comparison of 2016 total target direct compensation for our Chief Executive Officer and our Chief Financial officer with compensation for comparable positions at companies in our primary comparator group, based on FW Cook’s analysis of proxy statements and other SEC filings. McLagan also provided the Compensation Committee with updated benchmarking data for our named executives (and other senior leadership roles) other than our Chief Executive Officer and our Chief Financial Officer. The McLagan data compared the named executives’ total direct compensation for 2016 with market ranges of 2015 direct compensation for comparable positions in the applicable comparator group of companies based on McLagan’s proprietary database. Members of the Compensation Committee reviewed and discussed this data in late 2016. Our Chief Executive Officer’s compensation in 2016 was more than 90% below the market median for comparable firms, and our other named executives’ total target direct compensation under the 2016 executive compensation program was, in aggregate, substantially below the market median.
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

Fannie Mae 2016 Form 10-K	171

Executive Compensation | Compensation Discussion and Analysis

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

In addition, under Section 304 of the Sarbanes-Oxley Act of 2002, certain of the incentive-based compensation for our Chief Executive Officer and Chief Financial Officer, including compensation received for prior years, could become subject to reimbursement.
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

Fannie Mae 2016 Form 10-K	172

Executive Compensation | Compensation Committee Report

Compensation Committee Report
The Compensation Committee of the Board of Directors of Fannie Mae has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Diane C. Nordin, Chair George Haywood Michael J. Heid Robert H. Herz Jonathan Plutzik

Compensation Risk Assessment
Our Enterprise Risk Management division conducted a risk assessment of our 2016 employee compensation policies and practices. In conducting this risk assessment, the division reviewed, among other things, our performance goals, pay mix and compensation structure, the $600,000 limit on annual direct compensation for our Chief Executive Officer under the Equity in Government Compensation Act of 2015, our severance arrangements, including a voluntary exit program offered in 2015 to certain employees meeting age and service requirements with termination dates through 2017, our compensation recoupment policy, oversight of aspects of our compensation by FHFA, the Compensation Committee and the Board of Directors, our corporate culture with regard to risk, and our performance appraisal management process. The division also assessed whether policies, procedures or other mitigating controls existed that would reduce the opportunity for excessive or inappropriate risk-taking within our compensation policies and practices. Our Chief Risk Officer discussed the risk assessment of the company’s 2016 compensation policies and practices with the Compensation Committee of the Board of Directors.
Based on the risk assessment, management concluded that our 2016 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Several factors contributed to this conclusion, including:

•	In general, the 2016 conservatorship scorecard objectives and the 2016 Board of Directors’ goals promote behavior that would reduce our risk.

•	Our Board and management risk limits inhibit excessive risk taking.

•	Our extensive performance appraisal process is designed to ensure achievement of goals without encouraging executives or employees to take excessive risks.

•	Deferred salary for our SEC executive officers is subject to the terms of the recoupment policy.
However, management noted in its risk assessment that the $600,000 cap on our Chief Executive Officer compensation significantly elevates our risk that we will not be able to retain our Chief Executive Officer and negatively affects our succession planning and our ability to attract qualified candidates for this critical role.
As discussed in “Risk Factors,” the conservatorship, the uncertainty of our future, limitations on our compensation and negative publicity concerning the GSEs materially increase the human capital risk to the company.

Fannie Mae 2016 Form 10-K	173

Executive Compensation | Compensation Tables

Compensation Tables

Summary Compensation Table for 2016, 2015 and 2014
The following table shows summary compensation information for 2016, 2015 and 2014 for the named executives. For more information on the compensation reflected in this table, see the footnotes following the table.

		Salary
Name and Principal Position	Year	Base Salary ($)(1)	Fixed Deferred Salary (Service- Based) ($)(2)	Bonus ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Timothy Mayopoulos	2016	600,000	—	—	—	—	100,846	700,846
President and Chief	2015	660,577	825,616	—	476,634	—	53,878	2,016,705
Executive Officer	2014	600,000	—	—	—	—	48,000	648,000
David Benson	2016	600,000	1,500,000	—	893,896	—	151,125	3,145,021
Executive Vice President	2015	600,000	1,500,000	—	887,608	20,219	147,875	3,155,702
and Chief Financial	2014	600,000	1,500,000	—	900,585	210,000	143,164	3,353,749
Officer
Andrew Bon Salle	2016	500,000	1,287,692	—	760,957	—	86,762	2,635,411
Executive Vice President	2015	500,000	1,110,000	—	680,500	—	79,450	2,369,950
—Single-Family Mortgage	2014	475,769	860,385	—	572,680	209,000	74,982	2,192,816
Business
Brian Brooks	2016	500,000	1,180,000	—	715,117	—	83,835	2,478,952
Executive Vice President	2015	500,000	1,180,000	625,000	710,087	—	41,475	3,056,562
General Counsel and
Corporate Secretary
Jeffery Hayward	2016	475,000	960,000	—	610,829	—	117,505	2,163,334
Executive Vice President	2015	475,000	960,000	—	606,532	119,932	105,969	2,267,433
and Head of Multifamily
________

(1)	Amounts shown in this sub-column consist of base salary paid during the year on a bi-weekly basis.

(2)
Amounts shown in this sub-column consist of the fixed, service-based portion of deferred salary. Deferred salary shown for 2016 generally will be paid in four equal installments in March, June, September and December 2017. Deferred salary accrues interest at one-half of the one-year Treasury Bill rate in effect on the last business day preceding the year in which the deferred salary is earned. For deferred salary earned in 2016, this rate is 0.325% per year. Interest on the named executives’ fixed deferred salary is shown in the “All Other Compensation” column. Deferred salary shown for 2015 was paid to our named executives during 2016.

(3)	Amounts shown in this column consist of the final installments of a sign-on award paid to Mr. Brooks in connection with his joining Fannie Mae in 2014.

(4)
Amounts shown in this column consist of the at-risk, performance-based portion of deferred salary earned during the year and interest payable on that deferred salary. The table below provides more detail on the 2016 at-risk deferred salary awarded to our named executives.

Name	2016 Corporate Performance-Based At-Risk Deferred Salary ($)	2016 Individual Performance-Based At-Risk Deferred Salary ($)	Interest Payable on 2016 At-Risk Deferred Salary ($)	Total ($)
Timothy Mayopoulos	—	—	—	—
David Benson	441,000	450,000	2,896	893,896
Andrew Bon Salle	375,415	383,077	2,465	760,957
Brian Brooks	352,800	360,000	2,317	715,117
Jeffery Hayward	301,350	307,500	1,979	610,829

(5)	None of our named executives received above-market or preferential earnings on nonqualified deferred compensation.

Fannie Mae 2016 Form 10-K	174

Executive Compensation | Compensation Tables

Pursuant to a directive from FHFA, we terminated our defined benefit pension plans for employees in 2013, and we distributed all benefits remaining in the plans in 2015.

(6)
The table below shows more information about the amounts reported for 2016 in the “All Other Compensation” column, which consist of (1) company contributions under our Retirement Savings Plan (401(k) Plan); (2) company credits to our Supplemental Retirement Savings Plan; (3) matching charitable contributions under our matching charitable gifts program; and (4) interest payable on 2016 fixed deferred salary.

Name	Company Contributions to Retirement Savings (401(k)) Plan ($)	Company Credits to Supplemental Retirement Savings Plan ($)	Charitable Award Programs ($)	Interest Payable on 2016 Fixed Deferred Salary ($)	Total ($)
Timothy Mayopoulos	21,200	79,646	—	—	100,846
David Benson	31,800	112,200	2,250	4,875	151,125
Andrew Bon Salle	21,200	58,877	2,500	4,185	86,762
Brian Brooks	21,200	58,800	—	3,835	83,835
Jeffery Hayward	31,800	82,585	—	3,120	117,505

In accordance with SEC rules, amounts shown under “All Other Compensation” for 2016 do not include perquisites or personal benefits for a named executive that, in the aggregate, amount to less than $10,000. In aggregate, the perquisites we provided to all of our named executives in 2016 did not exceed $1,000.

See “Pension Benefits” for the vesting provisions for company contributions to the Retirement Savings Plan and “Nonqualified Deferred Compensation” for the vesting provisions for company credits to the Supplemental Retirement Savings Plan. Contributions to these plans shown for Mr. Benson and Mr. Hayward reflect additional amounts we are paying through June 2018 in connection with the 2013 termination of our defined benefit pension plan to employees close to retirement who satisfied a rule of 65.

Amounts shown in the “Charitable Award Programs” column reflect gifts we made on behalf of our named executives under our matching charitable gifts program, under which gifts made by our employees and directors to Section 501(c)(3) charities were matched, up to an aggregate total of $2,500 for the 2016 calendar year.

Fannie Mae 2016 Form 10-K	175

Executive Compensation | Compensation Tables

Grants of Plan-Based Awards in 2016
The following table shows the at-risk grants of deferred salary made to the named executives during 2016. The terms of 2016 deferred salary are described in “Compensation Discussion and Analysis—Chief Executive Officer Compensation and 2016 Executive Compensation Program—Elements of 2016 Executive Compensation Program—Direct Compensation.” Deferred salary amounts shown represent only the at-risk, performance-based portion of the named executives’ 2016 deferred salary.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)
Name	Award Type	Threshold	Target	Maximum
Timothy Mayopoulos	At-risk deferred salary—Corporate	—	—	—
	At-risk deferred salary—Individual	—	—	—
	Total at-risk deferred salary	—	—	—
David Benson	At-risk deferred salary—Corporate	—	450,000	450,000
	At-risk deferred salary—Individual	—	450,000	450,000
	Total at-risk deferred salary	—	900,000	900,000
Andrew Bon Salle	At-risk deferred salary—Corporate	—	383,077	383,077
	At-risk deferred salary—Individual	—	383,077	383,077
	Total at-risk deferred salary	—	766,154	766,154
Brian Brooks	At-risk deferred salary—Corporate	—	360,000	360,000
	At-risk deferred salary—Individual	—	360,000	360,000
	Total at-risk deferred salary	—	720,000	720,000
Jeffery Hayward	At-risk deferred salary—Corporate	—	307,500	307,500
	At-risk deferred salary—Individual	—	307,500	307,500
	Total at-risk deferred salary	—	615,000	615,000
__________

(1)
Amounts shown are the target amounts of the at-risk, performance-based portion of the named executives’ 2016 deferred salary. Half of 2016 at-risk deferred salary was subject to reduction based on corporate performance against the 2016 conservatorship scorecard, as determined by FHFA, and half was subject to reduction based on individual performance in 2016, taking into account corporate performance against the 2016 Board of Directors’ goals, as determined by the Board of Directors with FHFA’s review. No amounts are shown in the “Threshold” column because deferred salary does not specify a threshold payout amount. The amounts shown in the “Maximum” column are the same as the amounts shown in the “Target” column because 2016 deferred salary is only subject to reduction; amounts higher than the target amount cannot be awarded. The actual amounts of the at-risk portion of 2016 deferred salary that will be paid to the named executives for 2016 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2016, 2015 and 2014.”

Pension Benefits
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
For a limited time, we are making additional contributions to the Retirement Savings Plan and to the Supplemental Retirement Savings Plan discussed under “Nonqualified Deferred Compensation” for employees who previously participated in a qualified defined benefit pension plan that we terminated in 2013 and who were close to retirement and satisfied a rule of 65 at the time we terminated the plan. Mr. Benson and Mr. Hayward

Fannie Mae 2016 Form 10-K	176

Executive Compensation | Compensation Tables

receive these additional contributions. These contributions consist of fully vested contributions to the Retirement Savings Plan equal to 4% of eligible earnings (subject to applicable IRS limits on contributions) and to the Supplemental Retirement Savings Plan for earnings in excess of the applicable IRS limits (subject to an overall limit of two times base salary), during the period from July 1, 2013 through June 2018. To satisfy the rule of 65, as of June 30, 2013 an employee must have been at least age 50 and the sum of the employee’s age plus years of vesting service under the Retirement Plan must have equaled at least 65.
Nonqualified Deferred Compensation
We provide nonqualified deferred compensation to the named executives pursuant to our Supplemental Retirement Savings Plan. Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2016, the annual limit was $265,000). All of our named executives participate in the Supplemental Retirement Savings Plan.
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
As described above in “Pension Benefits,” for a limited time, we are making additional contributions to the Supplemental Retirement Savings Plan for employees who previously participated in the qualified defined benefit pension plan we terminated in 2013 and who were close to retirement and satisfied a rule of 65 at the time we terminated the plan. Mr. Benson and Mr. Hayward receive these additional contributions.
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
The table below provides information on the nonqualified deferred compensation of the named executives in 2016, all of which was provided pursuant to our Supplemental Retirement Savings Plan.
Nonqualified Deferred Compensation for 2016

Name	Executive Contributions in 2016 ($)	Company Contributions in 2016 ($)(1)	Aggregate Earnings in 2016 ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2016 ($)(3)
	(Dollars in whole numbers)
Timothy Mayopoulos	—	79,646	29,614	—	497,761
David Benson	—	112,200	6,840	—	389,333
Andrew Bon Salle	—	58,877	12,700	—	192,428
Brian Brooks	—	58,800	4,865	—	82,433
Jeffery Hayward	—	82,585	12,187	—	236,861
__________

(1)
All amounts reported in this column as company contributions in the last fiscal year are also reported as 2016 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2016, 2015 and 2014.”

(2)
None of the earnings reported in this column are reported as 2016 compensation in the “Summary Compensation Table for 2016, 2015 and 2014” because the earnings are neither above-market nor preferential.

(3)
Amounts reported in the Aggregate Balance at December 31, 2016 column of the table above reflect company contributions to the Supplemental Retirement Savings Plan that are also reported in the “All Other Compensation” column of the “Summary Compensation Table for 2016, 2015 and 2014,” as follows:

Fannie Mae 2016 Form 10-K	177

Executive Compensation | Compensation Tables

Name	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2015 in the Summary Compensation Table ($)	Amounts in Aggregate Balance Column that Represent Company Contributions Reported as Compensation for 2014 in the Summary Compensation Table ($)
Timothy Mayopoulos	31,646	27,200
David Benson	112,200	110,739
Andrew Bon Salle	56,862	51,123
Brian Brooks	18,800	—
Jeffery Hayward	72,969	—
Potential Payments Upon Termination or Change-in-Control
The information below describes and quantifies certain compensation and benefits that would have become payable to each of our named executives under our existing plans and arrangements if the named executive’s employment had terminated on December 31, 2016 under each of the circumstances described below, taking into account the named executive’s compensation and service levels as of that date. The discussion below does not reflect retirement or deferred compensation plan benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.
Potential Payments to Named Executives
We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits. Under the 2016 executive compensation program, a named executive would be entitled to receive a specified portion of his earned but unpaid 2016 deferred salary if his employment was terminated for any reason, other than for cause.
Below we discuss various elements of the named executives’ compensation that would become payable in the event a named executive dies, resigns, retires, or his employment is terminated by the company. We then quantify the amounts that would be paid to our named executives in these circumstances, in each case assuming the triggering event occurred on December 31, 2016.

•
Deferred Salary. If a named executive is separated from employment with the company for any reason other than termination for cause (including his death, resignation, retirement or the termination of his employment by the company without cause), he would receive:

•
the earned but unpaid portion of his fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31 of the second year following the performance year (or, if later, the end of the twenty-fourth month following the month in which the named executive first earned deferred salary), except that the reduction will not apply if at the time of separation the named executive has reached age 62, or age 55 with 10 years of service with Fannie Mae;

•	the earned but unpaid portion of his at-risk deferred salary, subject to reduction from the target level for corporate and individual performance for the applicable performance year; and

•	interest on the earned but unpaid portion of his 2016 deferred salary, which accrues at an annual rate of 0.325%.
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

•	Retiree Medical Benefits. We currently make certain retiree medical benefits available to our full-time employees who meet certain age and service requirements at the time of retirement.

Fannie Mae 2016 Form 10-K	178

Executive Compensation | Compensation Tables

The table below shows the amounts that would have become payable to each of our named executives if his employment had terminated on December 31, 2016.
Potential Payments Upon Termination as of December 31, 2016

Name	2016 Fixed Deferred Salary ($)(1)	2016 At-Risk Deferred Salary ($)(2)	Total ($)
Timothy Mayopoulos
Resignation, retirement, death or termination without cause	—	—	—
Termination for cause	—	—	—
David Benson
Resignation, retirement, death or termination without cause	1,504,875	893,896	2,398,771
Termination for cause	—	—	—
Andrew Bon Salle
Resignation, retirement, death or termination without cause	955,989	760,957	1,716,946
Termination for cause	—	—	—
Brian Brooks
Resignation, retirement, death or termination without cause	876,038	715,117	1,591,155
Termination for cause	—	—	—
Jeffery Hayward
Resignation, retirement, death or termination without cause	963,120	610,829	1,573,949
Termination for cause	—	—	—
__________

(1)
Mr. Bon Salle and Mr. Brooks would have each received 74% of his 2016 fixed deferred salary, which is the earned but unpaid portion of his 2016 fixed deferred salary as of December 31, 2016, reduced by 2% for each full or partial month by which the named executive’s separation from employment preceded January 31, 2018. Mr. Benson and Mr. Hayward would have each received 100% of his 2016 fixed deferred salary, with no reduction, because each would have reached age 55 with 10 years of service with Fannie Mae at the time of termination. Amounts shown in the table include interest payable on the fixed deferred salary.

(2)
In the event of resignation, retirement, death or termination without cause, each named executive would have received all of his earned but unpaid 2016 at-risk deferred salary, as determined by FHFA and the Board of Directors in early 2017 (that is, his earned but unpaid 2016 at-risk deferred salary target, reduced by the amounts determined by FHFA and the Board of Directors in early 2017 as a result of corporate and individual performance). See the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2016, 2015 and 2014” above for the amount of 2016 at-risk deferred salary that was awarded to each named executive. Amounts shown in the table include interest payable on the at-risk deferred salary.

Director Compensation
Our Corporate Governance Guidelines provide that compensation for members of the Board will be reasonable, appropriate, and commensurate with the duties and responsibilities of their Board service. Our non-management directors receive cash compensation pursuant to a program authorized by FHFA in November 2008. Mr. Mayopoulos, our only director who is also as an employee of Fannie Mae, does not receive any additional compensation for his service as a director.
Our non-management directors receive a retainer at an annual rate of $160,000, with no meeting fees. Committee chairs and Audit Committee members receive an additional retainer at an annual rate of $25,000 for the Audit Committee chair, $15,000 for the Risk Policy and Capital Committee chair and $10,000 for all other committee chairs and each member of the Audit Committee. In recognition of the substantial amount of time and effort necessary to fulfill the duties of non-executive Chairman of the Board, the annual retainer for our non-executive Chairman, Mr. Perry, is $290,000. Our directors receive no equity compensation. The total 2016 compensation for our non-management directors is shown in the table below.

Fannie Mae 2016 Form 10-K	179

Executive Compensation | Compensation Tables

2016 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)
Amy E. Alving	162,500
Hugh R. Frater	162,339
Renee L. Glover	154,839
Frederick B. “Bart” Harvey III	170,000
George W. Haywood	17,778
Michael J. Heid	102,796
Robert H. Herz	182,097
Diane C. Nordin	178,065
Egbert L. J. Perry	290,000
Jonathan Plutzik	171,250
Ryan A. Zanin	50,222

Directors who resigned from the Board during 2016
William Thomas Forrester	73,737
Brenda J. Gaines	115,269
David H. Sidwell	131,250
Additional Arrangements with our Non-Management Directors
Matching Charitable Gifts Program. To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. No non-employee directors participated in our matching gifts program in 2016.
Stock Ownership Guidelines for Directors. In 2009, our Board of Directors eliminated our stock ownership requirements for directors.
Other Expenses. We pay for or reimburse directors for out-of-pocket expenses incurred in connection with their service on the Board of Directors, including travel to and from our meetings, accommodations, meals and education.

Fannie Mae 2016 Form 10-K	180

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | Equity Compensation Plan Information

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
	As of December 31, 2016
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

(2)	There is no exercise price associated with the payout of deferred shares.

(3)	Our only plan under which shares remain available for issuance is the 1985 Employee Stock Purchase Plan.

Fannie Mae 2016 Form 10-K	181

Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters | Beneficial Ownership

Beneficial Ownership
The following table shows the beneficial ownership of our common stock by each of our current directors and the named executives, and all current directors and executive officers as a group, as of February 15, 2017. As of that date, no director or named executive, nor all directors and current executive officers as a group, owned as much as 1% of our outstanding common stock or preferred stock.

	Number of Shares Beneficially Owned(1)
Name and Position	8.25% Non-Cumulative Series T Preferred Stock	Common Stock
Amy E. Alving	0	0
Director
David C. Benson	0	0
Executive Vice President—Chief Financial Officer
Andrew J. Bon Salle	1,000	0
Executive Vice President—Single-Family Mortgage Business
Brian P. Brooks	0	0
Executive Vice President, General Counsel and Corporate Secretary
Hugh R. Frater	0	0
Director
Renee L. Glover	0	0
Director
Frederick B. Harvey, III	0	0
Director
George Haywood	0	0
Director
Jeffery R. Hayward	0	14,868
Executive Vice President and Head of Multifamily
Michael J. Heid	0	0
Director
Robert H. Herz	0	0
Director
Timothy J. Mayopoulos	0	0
President and Chief Executive Officer
Diane C. Nordin	0	0
Director
Egbert L. J. Perry	0	0
Chairman of the Board
Jonathan Plutzik	0	0
Director
Ryan A. Zanin	0	0
Director
All directors and current executive officers as a group (19 persons)	1,000	27,727
__________

(1)
Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Each holder has sole investment and voting power over the shares referenced in this table.

Fannie Mae 2016 Form 10-K	182

Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters | Beneficial Ownership

The following table shows the beneficial ownership of our common stock by each holder of more than 5% of our common stock as of February 15, 2017.

5% Holders	Common Stock Beneficially Owned	Percent of Class
Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW., Room 3000 Washington, DC 20220
Pershing Square Capital Management, L.P. PS Management GP, LLC William A. Ackman	115,569,796(2)	9.98%
888 Seventh Avenue, 42nd Floor New York, New York 10019
__________

(1)
In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 17, 2017, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

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

Fannie Mae 2016 Form 10-K	183

Certain Relationships and Related Transactions, and Director Independence | Policies and Procedures Relating to Transactions with Related Persons

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
Our Conflict of Interest Policy and Conflict of Interest Procedure for employees requires that our executive officers report to the Compliance and Ethics division any existing or currently proposed transaction with us, whether or not in the ordinary course of business, in which the executive officer or any immediate family member of the executive officer has a direct or indirect interest. Our Conflict of Interest Procedure for employees provides that the Compliance and Ethics division will refer any such report to the Legal department for review to determine whether the Nominating and Corporate Governance Committee or FHFA is required to review and approve the transaction pursuant to the Nominating and Corporate Governance Committee Charter and/or the Board’s delegation of authorities and reservation of powers.
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

Fannie Mae 2016 Form 10-K	184

Certain Relationships and Related Transactions, and Director Independence | Transactions With Related Persons

Transactions With Related Persons
Transactions with Treasury
Treasury beneficially owns more than 5% of the outstanding shares of our common stock by virtue of the warrant we issued to Treasury on September 7, 2008. The warrant entitles Treasury to purchase shares of our common stock equal to 79.9% of our outstanding common stock on a fully diluted basis on the date of exercise, for an exercise price of $0.00001 per share, and is exercisable in whole or in part at any time on or before September 7, 2028. We describe below our current agreements with Treasury, as well as payments we are making to Treasury pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 and the GSE Act.
FHFA, as conservator, approved the senior preferred stock purchase agreement and the amendments to the agreement and our role as program administrator for the Home Affordable Modification Program and other initiatives under the Making Home Affordable Program.
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
As of December 31, 2016, we had received an aggregate of $116.1 billion from Treasury under the senior preferred stock purchase agreement, and the remaining amount of funding available to us under the agreement was $117.6 billion. Through December 31, 2016, we had paid an aggregate of $154.4 billion to Treasury in dividends on the senior preferred stock. We expect to pay Treasury additional senior preferred stock dividends of $5.5 billion for the first quarter of 2017.
Treasury Making Home Affordable Program
In March 2009, the Obama Administration announced the details of its Making Home Affordable Program to provide assistance to homeowners and prevent foreclosures. One of the primary initiatives under the Making Home Affordable Program was the Home Affordable Modification Program, or HAMP, which was aimed at helping borrowers by modifying their mortgage loan to make their monthly payments more affordable. In addition to our participation in the Administration’s initiatives under the Making Home Affordable Program, in February 2009 Treasury engaged us to serve as program administrator for loans modified under HAMP and other initiatives under the Making Home Affordable Program. Our principal activities as program administrator have included:

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

•	helping servicers implement the program; and

•	performing other tasks as directed by Treasury from time to time.

Fannie Mae 2016 Form 10-K	185

Certain Relationships and Related Transactions, and Director Independence | Transactions With Related Persons

The Making Home Affordable Program terminated on December 31, 2016, except with respect to certain loan modification applications made before that date. However, we expect our role as program administrator will continue for several years in order to administer remaining incentives payable under the program and to continue record-keeping for completed modification activity and performance.
Under our arrangement, Treasury has compensated us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. We expect we will have received an aggregate of approximately $463 million from Treasury for our work as program administrator from 2009 through 2016, as well as an additional amount of approximately $130 million for this period to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. We expect to continue to receive reimbursements from Treasury for our work as program administrator for HAMP and other initiatives under the Making Home Affordable Program through the completion of our role as program administrator.
In January 2015, we announced an additional borrower “pay for performance” incentive of $5,000 for Fannie Mae borrowers whose loans have been modified under HAMP and who remain in good standing in year six of the modification. Treasury funded certain of these borrower “pay for performance” incentives from the Troubled Asset Relief Program.
Temporary Payroll Tax Cut Continuation Act of 2011
In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. To meet our obligations under the TCCA and at the direction of FHFA, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points effective April 1, 2012. FHFA and Treasury advised us to remit this fee increase to Treasury with respect to all loans acquired by us on or after April 1, 2012 and before January 1, 2022, and to continue to remit these amounts to Treasury on and after January 1, 2022 with respect to loans we acquired before this date until those loans are paid off or otherwise liquidated. We paid $1.8 billion to Treasury in 2016 for our obligations under the TCCA, and as of December 31, 2016 our liability to Treasury for TCCA-related guaranty fees for the fourth quarter of 2016 was $487 million.
Treasury Interest in Affordable Housing Allocations
The GSE Act requires us to set aside each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business purchases and to pay this amount to specified HUD and Treasury funds. In November 2008, FHFA suspended this requirement and directed us to not set aside or allocate funds until further notice. In December 2014, FHFA terminated this suspension and directed us to begin making contributions to the funds. Based on FHFA’s directive and the amount of our new business purchases in 2015, we made our first payment of $217 million to the funds in February 2016. Pursuant to the GSE Act and directions from FHFA, we paid $54 million of this amount to Treasury’s HOPE Reserve Fund, $57 million to Treasury’s Capital Magnet Fund and $106 million to HUD’s Housing Trust Fund. Our new business purchases were $637.4 billion for the year ended December 31, 2016. Accordingly, we expect to pay $268 million to the funds on or before March 1, 2017 as follows: $67 million to Treasury’s HOPE Reserve Fund, $70 million to Treasury’s Capital Magnet Fund and $131 million to HUD’s Housing Trust Fund. See “Business—Legislation and Regulation—GSE Act and Other Regulation of Our Business—Affordable Housing Allocations” for more information regarding the GSE Act’s affordable housing allocation requirements.
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

Fannie Mae 2016 Form 10-K	186

Certain Relationships and Related Transactions, and Director Independence | Transactions With Related Persons

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

•	A director will not be considered independent if, within the preceding three years:

•	the director was employed by a company at a time when one of our current executive officers sat on that company’s compensation committee; or

•	an immediate family member of the director was employed as an officer by a company at a time when one of our current executive officers sat on that company’s compensation committee.

Fannie Mae 2016 Form 10-K	187

Certain Relationships and Related Transactions, and Director Independence | Director Independence

•	A director will not be considered independent if, within the preceding three years:

•	the director received any compensation from us, directly or indirectly, other than fees for service as a director; or

•	an immediate family member of the director received any compensation from us, directly or indirectly, other than compensation received for service as our employee (other than an executive officer).

•	A director will not be considered independent if:

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
Our Board of Directors
Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, reviewed the independence of all Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board contained in our Corporate Governance Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our non-employee directors meet the director independence standards of our Guidelines and the NYSE, and that each of our directors other than Mr. Mayopoulos, our Chief Executive Officer, is independent. Our Board of Directors also determined that the three former directors who served as members of our Board during part of 2016, William Thomas Forrester, Brenda J. Gaines, and David H. Sidwell, met our director independence standards.
In determining the independence of each of these Board members, the Board of Directors considered the following relationships in addition to those addressed by the standards contained in our Guidelines as set forth above:

•
Certain of these Board members and an immediate family member of another Board member have relationships with other entities that engage in or have engaged in business with Fannie Mae. In all but one of these cases, the Board members and the immediate family member are currently only directors of, advisory Board members of, or consultants to these other entities. In one case the Board member is also an employee of the entity. In most instances, including the case where the Board member is an employee of the entity, the payments made by or to Fannie Mae pursuant to these relationships during the past three years were determined to fall below our Guidelines’ thresholds of materiality for a Board member who is a current executive officer, employee, controlling shareholder or partner of a company engaged in business with Fannie Mae. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•
Certain of these Board members serve as Board or working group members of charitable or non-profit organizations that have received fees from Fannie Mae. The amount of these fees fell substantially below our Guidelines’ thresholds of materiality for a Board member who is a current trustee or board member of a

Fannie Mae 2016 Form 10-K	188

Certain Relationships and Related Transactions, and Director Independence | Director Independence

charitable or non-profit organization that receives donations or payments from Fannie Mae. In light of this fact, the Board of Directors has concluded that these relationships with the charitable or non-profit organizations are not material to the independence of these Board members.

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

•
Mr. Perry is an executive officer and majority member of The Integral Group LLC, which has had multiple indirect business relationships with Fannie Mae during the past three years. These business relationships include the following:

•
Since 2006, Fannie Mae has held six multifamily mortgage loans made to six borrowing entities sponsored by Integral. During 2014, Integral paid off four of these loans, and only two remain. In each case, Integral participates in the borrowing entity as a general partner of the limited partnership, or as a managing member of the limited liability company, as the case may be, and holds a 0.01% economic interest in such entity. The aggregate unpaid principal balance of the remaining loans as of December 31, 2016 constituted approximately 1.4% of Integral’s total debt outstanding. The borrowing entities have made interest payments on these loans. The total amount of these interest payments did not exceed $1 million in any of the last three years.

•
Fannie Mae has invested as a limited partner or member in certain LIHTC funds that in turn have invested as a limited partner or member in various Integral Property Partnerships, which are lower-tier project partnerships or limited liability companies that own LIHTC properties. Integral participates indirectly as a member or the general partner of the Integral Property Partnerships (each a “Project General Partner”). The Integral Property Partnerships construct, develop and manage housing projects, a portion of which includes affordable housing units. Each Project General Partner and its affiliates earn certain fees each year in connection with those project activities, and such fees are paid from income generated by the project (other than certain developer fees paid from development sources). Fannie Mae’s indirect investments in the Integral Property Partnerships, through the LIHTC funds, have not resulted in any direct payments by Fannie Mae to any Project General Partner or its affiliates, including Integral. Fannie Mae’s indirect equity investment in the Integral Property Partnerships as of December 31, 2016 constituted approximately 1% of the total capitalization and approximately 3% of the total equity in all of the Integral Property Partnerships.

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

•
Mr. Heid is a former employee of Wells Fargo, with which we regularly enter into a variety of transactions in the ordinary course of business. For example, Wells Fargo was our largest single-family lender customer in 2016, accounting for approximately 14% of our single-family business volume. Mr. Heid continues to hold Wells Fargo & Company stock, restricted stock units and performance share awards that will vest in amounts that partly depend on Wells Fargo’s corporate performance over a multi-year period. Based on its

Fannie Mae 2016 Form 10-K	189

Certain Relationships and Related Transactions, and Director Independence | Director Independence

review of the relevant facts and circumstances, the Board of Directors has concluded that Mr. Heid’s former employment with and equity holdings in Wells Fargo are not material to his independence.
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
Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2016 and 2015. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the PCAOB and federal securities laws administered by the SEC.
The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP, including audit fees.

	For the Year Ended December 31,
	2016	2015
Description of fees:
Audit fees	$34,713,000	$34,624,000
Audit-related fees(1)	222,000	249,000
Tax fees	5,000	35,000
Total fees	$34,940,000	$34,908,000
__________

(1)	Consists of fees billed for attest-related services on debt offerings and compliance with the covenants in the senior preferred stock purchase agreement with Treasury.
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
In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2016 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chair, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche outside of the scope of the integrated audit must be approved by the conservator.
In 2016, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

Fannie Mae 2016 Form 10-K	190

Exhibits, Financial Statement Schedules

PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a)    Documents filed as part of this report
1.    Consolidated Financial Statements
An index to financial statements has been filed as part of this report beginning on page F-1 and is incorporated herein by reference.
2.    Financial Statement Schedules
None.
3.    Exhibits
An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

Fannie Mae 2016 Form 10-K	191

Signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal National Mortgage Association

/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer
Date: February 17, 2017

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

Signature	Title	Date

/s/ Egbert L. J. Perry	Chairman of the Board of Directors	February 17, 2017
Egbert L. J. Perry

/s/ Timothy J. Mayopoulos	President and Chief Executive Officer and Director	February 17, 2017
Timothy J. Mayopoulos

/s/ David C. Benson	Executive Vice President and Chief Financial Officer	February 17, 2017
David C. Benson

/s/ Gregory A. Fink	Senior Vice President and Controller	February 17, 2017
Gregory A. Fink

/s/ Amy E. Alving	Director	February 17, 2017
Amy E. Alving

Fannie Mae 2016 Form 10-K	192

Signatures

Signature	Title	Date

/s/ Hugh R. Frater	Director	February 17, 2017
Hugh R. Frater

/s/ Renee L. Glover	Director	February 17, 2017
Renee L. Glover

/s/ Frederick B. Harvey III	Director	February 17, 2017
Frederick B. Harvey III

/s/ George W. Haywood	Director	February 17, 2017
George W. Haywood

/s/ Michael J. Heid	Director	February 17, 2017
Michael J. Heid

/s/ Robert H. Herz	Director	February 17, 2017
Robert H. Herz

/s/ Diane C. Nordin	Director	February 17, 2017
Diane C. Nordin

/s/ Jonathan Plutzik	Director	February 17, 2017
Jonathan Plutzik

/s/ Ryan A. Zanin	Director	February 17, 2017
Ryan A. Zanin

Fannie Mae 2016 Form 10-K	193

Index to Exhibits

INDEX TO EXHIBITS

Item	Description
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

Fannie Mae 2016 Form 10-K	E-1

Index to Exhibits

Item	Description
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
10.3
Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 001-34140) for the quarter ended June 30, 2008, filed August 8, 2008.)

10.4
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

10.6
Amendment to Fannie Mae Supplemental Retirement Savings plan for 2012 Executive Compensation Program, adopted May 18, 2012† (Incorporated by reference to Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended June 30, 2012, filed August 8, 2012.)

10.7
Amendment, effective July 1, 2013, to Fannie Mae Supplemental Retirement Savings Plan† (Incorporated by reference to Exhibit 10.4 to Fannie Mae’s Quarterly Report on Form 10-Q (Commission file number 000-50231) for the quarter ended September 30, 2013, filed November 7, 2013.)

Fannie Mae 2016 Form 10-K	E-2

Index to Exhibits

Item	Description
10.8
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

10.9
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

10.10
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

10.11
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

10.12
Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K (Commission file number 001-34140) for the year ended December 31, 2009, filed February 26, 2010.)

12.1	Statement re: computation of ratio of earnings to fixed charges
12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends and issuance cost at redemption
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

†	This Exhibit is a management contract or compensatory plan or arrangement.

*	The financial information contained in these XBRL documents is unaudited.

Fannie Mae 2016 Form 10-K	E-3

Index to Consolidated Financial Statements

Fannie Mae 2016 Form 10-K	F-1

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Fannie Mae:
We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities (in conservatorship) as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2017, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 17, 2017

Fannie Mae 2016 Form 10-K	F-2

Financial Statements | Consolidated Balance Sheets

FANNIE MAE
(In conservatorship)
Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$25,224	$14,674
Restricted cash (includes $31,536 and $25,865, respectively, related to consolidated trusts)	36,953	30,879
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,415	27,350
Investments in securities:
Trading, at fair value (includes $1,277 and $135, respectively, pledged as collateral)	40,562	39,908
Available-for-sale, at fair value (includes $107 and $285, respectively, related to consolidated trusts)	8,363	20,230
Total investments in securities	48,925	60,138
Mortgage loans:
Loans held for sale, at lower of cost or fair value	2,899	5,361
Loans held for investment, at amortized cost:
Of Fannie Mae	204,318	233,054
Of consolidated trusts	2,896,001	2,809,180
Total loans held for investment (includes $12,057 and $14,075, respectively, at fair value)	3,100,319	3,042,234
Allowance for loan losses	(23,465)	(27,951)
Total loans held for investment, net of allowance	3,076,854	3,014,283
Total mortgage loans	3,079,753	3,019,644
Deferred tax assets, net	33,530	37,187
Accrued interest receivable, net (includes $7,064 and $6,974, respectively, related to consolidated trusts)	7,737	7,726
Acquired property, net	4,489	6,766
Other assets	20,942	17,553
Total assets	$3,287,968	$3,221,917
LIABILITIES AND EQUITY
Liabilities:
Accrued interest payable (includes $8,285 and $8,194, respectively, related to consolidated trusts)	$9,431	$9,794
Debt:
Of Fannie Mae (includes $9,582 and $11,133, respectively, at fair value)	327,097	386,135
Of consolidated trusts (includes $36,524 and $23,609, respectively, at fair value)	2,935,219	2,811,536
Other liabilities (includes $390 and $448, respectively, related to consolidated trusts)	10,150	10,393
Total liabilities	3,281,897	3,217,858
Commitments and contingencies (Note 18)	—	—
Fannie Mae stockholders’ equity:
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	117,149
Preferred stock, 700,000,000 shares are authorized— 555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued and 1,158,082,750 shares outstanding	687	687
Accumulated deficit	(124,253)	(126,942)
Accumulated other comprehensive income	759	1,407
Treasury stock, at cost, 150,679,953 shares	(7,401)	(7,401)
Total Fannie Mae stockholders’ equity	6,071	4,030
Noncontrolling interest	—	29
Total equity (See Note 1: Senior Preferred Stock and Warrant Issued to Treasury and Earnings (Loss) per Share for information on our dividend obligation to Treasury)	6,071	4,059
Total liabilities and equity	$3,287,968	$3,221,917

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2016 Form 10-K	F-3

Financial Statements | Consolidated Statements of Operations and Comprehensive Income

FANNIE MAE
(In conservatorship)
Consolidated Statements of Operations and Comprehensive Income
(Dollars in millions, except share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Interest income:
Trading securities	$516	$444	$553
Available-for-sale securities	620	1,156	1,622
Mortgage loans (includes $95,266, $97,971 and $101,835, respectively, related to consolidated trusts)	104,642	107,699	112,120
Other	243	143	110
Total interest income	106,021	109,442	114,405
Interest expense:
Short-term debt	206	146	94
Long-term debt (includes $77,575, $80,326 and $85,835, respectively, related to consolidated trusts)	84,520	87,887	94,343
Total interest expense	84,726	88,033	94,437
Net interest income	21,295	21,409	19,968
Benefit for credit losses	2,155	795	3,964
Net interest income after benefit for credit losses	23,450	22,204	23,932
Investment gains, net	1,256	1,336	936
Fair value losses, net	(1,081)	(1,767)	(4,833)
Fee and other income	966	1,348	5,887
Non-interest income	1,141	917	1,990
Administrative expenses:
Salaries and employee benefits	1,336	1,319	1,321
Professional services	955	984	1,076
Occupancy expenses	186	182	203
Other administrative expenses	264	565	177
Total administrative expenses	2,741	3,050	2,777
Foreclosed property expense	644	1,629	142
Temporary Payroll Cut Continuation Act of 2011 (“TCCA”) fees	1,845	1,621	1,375
Other expenses, net	1,028	613	478
Total expenses	6,258	6,913	4,772
Income before federal income taxes	18,333	16,208	21,150
Provision for federal income taxes	(6,020)	(5,253)	(6,941)
Net income	12,313	10,955	14,209
Other comprehensive income (loss):
Changes in unrealized gains on available-for-sale securities, net of reclassification adjustments and taxes	(642)	(763)	494
Other	(6)	437	36
Total other comprehensive income (loss)	(648)	(326)	530
Total comprehensive income	11,665	10,629	14,739
Less: Comprehensive income attributable to noncontrolling interest	—	(1)	(1)
Total comprehensive income attributable to Fannie Mae	$11,665	$10,628	$14,738
Net income	$12,313	$10,955	$14,209
Less: Net income attributable to noncontrolling interest	—	(1)	(1)
Net income attributable to Fannie Mae	$12,313	$10,954	$14,208
Dividends distributed or available for distribution to senior preferred stockholder (Note 11)	(12,236)	(11,216)	(15,323)
Net income (loss) attributable to common stockholders (Note 11)	$77	$(262)	$(1,115)
Earnings (loss) per share:
Basic	$0.01	$(0.05)	$(0.19)
Diluted	0.01	(0.05)	(0.19)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762
Diluted	5,893	5,762	5,762

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2016 Form 10-K	F-4

Financial Statements | Consolidated Statements of Cash Flows

FANNIE MAE
(In conservatorship)
Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows used in operating activities:
Net income	$12,313	$10,955	$14,209
Reconciliation of net income to net cash used in operating activities:
Amortization of cost basis adjustments	(6,821)	(6,298)	(4,265)
Benefit for credit losses	(2,155)	(795)	(3,964)
Valuation gains	(472)	(510)	(2,159)
Current and deferred federal income taxes	4,309	4,083	4,126
Net change in trading securities	(3,005)	(10,153)	(2,666)
Net gains related to the disposition of acquired property and preforeclosure sales, including credit enhancements	(3,124)	(3,055)	(4,510)
Other, net	(1,778)	(900)	(2,109)
Net cash used in operating activities	(733)	(6,673)	(1,338)
Cash flows provided by investing activities:
Proceeds from maturities and paydowns of trading securities held for investment	1,840	768	1,358
Proceeds from sales of trading securities held for investment	1,618	1,104	1,668
Proceeds from maturities and paydowns of available-for-sale securities	2,927	4,394	5,853
Proceeds from sales of available-for-sale securities	11,378	8,249	3,265
Purchases of loans held for investment	(233,935)	(187,194)	(132,650)
Proceeds from repayments of loans acquired as held for investment of Fannie Mae	25,294	25,776	24,840
Proceeds from sales of loans acquired as held for investment of Fannie Mae	5,222	3,196	1,879
Proceeds from repayments and sales of loans acquired as held for investment of consolidated trusts	543,690	484,230	388,348
Net change in restricted cash	(6,074)	1,663	(3,547)
Advances to lenders	(140,147)	(118,746)	(100,045)
Proceeds from disposition of acquired property and preforeclosure sales	16,115	20,757	25,476
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(3,065)	3,600	8,025
Other, net	116	527	197
Net cash provided by investing activities	224,979	248,324	224,667
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	982,272	443,371	380,282
Payments to redeem debt of Fannie Mae	(1,043,108)	(518,575)	(450,140)
Proceeds from issuance of debt of consolidated trusts	437,392	347,614	275,353
Payments to redeem debt of consolidated trusts	(580,642)	(511,158)	(405,505)
Payments of cash dividends on senior preferred stock to Treasury	(9,624)	(10,278)	(20,594)
Other, net	14	26	70
Net cash used in financing activities	(213,696)	(249,000)	(220,534)
Net increase (decrease) in cash and cash equivalents	10,550	(7,349)	2,795
Cash and cash equivalents at beginning of period	14,674	22,023	19,228
Cash and cash equivalents at end of period	$25,224	$14,674	$22,023
Cash paid during the period for:
Interest	$104,318	$104,928	$108,667
Income taxes	1,711	1,170	2,815
Non-cash activities:
Net mortgage loans acquired by assuming debt	$275,710	$220,168	$190,151
Net transfers from mortgage loans of Fannie Mae to mortgage loans of consolidated trusts	223,705	175,104	113,611
Transfers from advances to lenders to loans held for investment of consolidated trusts	130,886	114,851	93,909
Net transfers from mortgage loans to acquired property	13,768	17,534	24,742
Transfers of mortgage loans from held for investment to held for sale	3,878	8,601	2,194
See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2016 Form 10-K	F-5

Financial Statements | Consolidated Statements of Changes in Equity

FANNIE MAE
(In conservatorship)
Consolidated Statements of Changes in Equity
(Dollars and shares in millions)

	Fannie Mae Stockholders’ Equity
	Shares Outstanding			Senior Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non Controlling Interest	Total Equity
	Senior Preferred	Preferred	Common
Balance as of December 31, 2013	1	556	1,158	$117,149	$19,130	$687	$(121,227)	$1,203	$(7,401)	$50	$9,591
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	(11)	(11)
Comprehensive income:
Net income	—	—	—	—	—	—	14,208	—	—	1	14,209
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $389)	—	—	—	—	—	—	—	722	—	—	722
Reclassification adjustment for gains included in net income (net of tax of $123)	—	—	—	—	—	—	—	(228)	—	—	(228)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $20)	—	—	—	—	—	—	—	36	—	—	36
Total comprehensive income											14,739
Senior preferred stock dividends	—	—	—	—	—	—	(20,594)	—	—	—	(20,594)
Other	—	—	—	—	—	—	(5)	—	—	—	(5)
Balance as of December 31, 2014	1	556	1,158	117,149	19,130	687	(127,618)	1,733	(7,401)	40	3,720
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	(12)	(12)
Comprehensive income:
Net income	—	—	—	—	—	—	10,954	—	—	1	10,955
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $151)	—	—	—	—	—	—	—	(280)	—	—	(280)
Reclassification adjustment for gains included in net income (net of tax of $253)	—	—	—	—	—	—	—	(483)	—	—	(483)
Prior service cost and actuarial gains, net of amortization for defined benefit plans, net of tax	—	—	—	—	—	—	—	437	—	—	437
Total comprehensive income											10,629
Senior preferred stock dividends	—	—	—	—	—	—	(10,278)	—	—	—	(10,278)
Balance as of December 31, 2015	1	556	1,158	117,149	19,130	687	(126,942)	1,407	(7,401)	29	4,059
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	(29)	(29)
Comprehensive income:
Net income	—	—	—	—	—	—	12,313	—	—	—	12,313
Other comprehensive income, net of tax effect:
Changes in net unrealized gains on available-for-sale securities (net of tax of $30)	—	—	—	—	—	—	—	(55)	—	—	(55)
Reclassification adjustment for gains included in net income (net of tax of $316)	—	—	—	—	—	—	—	(587)	—	—	(587)
Other, net of tax	—	—	—	—	—	—	—	(6)	—	—	(6)
Total comprehensive income											11,665
Senior preferred stock dividends	—	—	—	—	—	—	(9,624)	—	—	—	(9,624)
Balance as of December 31, 2016	1	556	1,158	$117,149	$19,130	$687	$(124,253)	$759	$(7,401)	$—	$6,071

See Notes to Consolidated Financial Statements

Fannie Mae (In conservatorship) 2016 Form 10-K	F-6

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

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
We have two reportable business segments: Single-Family and Multifamily. The Single-Family business operates in the secondary mortgage market relating to loans secured by properties containing four or fewer residential dwelling units. The Multifamily business operates in the secondary mortgage market relating primarily to loans secured by properties containing five or more residential units. We describe the management reporting and allocation process used to generate our segment results in “Note 12, Segment Reporting.”
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
Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, including by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. The conservator retains the authority to withdraw its delegations at any time.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-7

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. As of December 31, 2016 and 2015, we have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, was $117.1 billion as of December 31, 2016. As of December 31, 2016, the amount of remaining funding available to us under the senior preferred stock purchase agreement was $117.6 billion.
In August 2012, we, through FHFA acting on our behalf in its capacity as conservator, entered into an amendment to the senior preferred stock purchase agreement with Treasury. The amendment included, among other things, the following revisions:

•
Dividends. The method for calculating the amount of dividends we are required to pay Treasury on the senior preferred stock changed as of January 1, 2013. Effective January 1, 2013, when, as and if declared, the amount of dividends payable on the senior preferred stock for a dividend period is determined based on our net worth as of the end of the immediately preceding fiscal quarter. Our net worth as defined by the agreement is the amount, if any, by which our total assets (excluding Treasury’s funding commitment and any unfunded amounts related to the commitment) exceed our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our balance sheet prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. If our net worth does not exceed the applicable capital reserve amount as of the end of a fiscal quarter, then no dividend amount will accrue or be payable for the applicable dividend period. The capital reserve amount was $1.8 billion and $1.2 billion for dividend periods in 2015 and 2016, respectively, and decreased to $600 million for dividend periods in 2017. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

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
On December 30, 2016, we paid Treasury a dividend of $3.0 billion based on our net worth of $4.2 billion as of September 30, 2016, less the applicable capital reserve of $1.2 billion. Based on the terms of the senior preferred stock, we expect to pay Treasury a dividend of $5.5 billion by March 31, 2017 based on our net worth of $6.1 billion as of December 31, 2016, less the applicable capital reserve of $600 million.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-8

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Warrant Issued to Treasury
On September 7, 2008, we issued a warrant to Treasury giving it the right to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date Treasury exercises the warrant. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted loss per share. The weighted-average shares of common stock outstanding for 2016, 2015 and 2014 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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
The previous Administration endorsed the wind down of Fannie Mae and Freddie Mac through a responsible transition and the enactment of comprehensive housing finance reform legislation. The current Administration has not articulated a formal position on housing finance reform or the future of the GSEs; however, the Treasury Secretary indicated in his confirmation hearing that he is focused on housing finance reform and a solution to the current status of Fannie Mae and Freddie Mac.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. To conform to our current period presentation, we have reclassified certain amounts reported in our prior periods’ consolidated financial statements.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of December 31, 2016, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. FHFA’s control of both us and Freddie Mac has caused us, FHFA and Freddie Mac to be deemed related parties. In October 2013, Fannie Mae and Freddie Mac established Common Securitization

Fannie Mae (In conservatorship) 2016 Form 10-K	F-9

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Solutions, LLC (“CSS”), a jointly owned limited liability company to operate a common securitization platform; therefore, CSS is deemed a related party.
Transactions with Treasury
Our administrative expenses were reduced by $57 million, $68 million and $71 million for the years ended December 31, 2016, 2015 and 2014, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the years ended December 31, 2016, 2015 and 2014, we made tax payments of $1.7 billion, $1.2 billion and $2.8 billion, respectively, to the Internal Revenue Service (“IRS”), a bureau of Treasury. We received $7 million in interest from the IRS during the year ended December 31, 2016 related to income tax periods from 2007 and prior. We received a refund of $277 million from the IRS during the year ended December 31, 2015 for income tax adjustments related to tax years 2004 through 2010.
In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through certain programs, including a new issue bond (“NIB”) program. As of December 31, 2016, under the NIB program, Fannie Mae and Freddie Mac had $5.7 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs, which is less than 35% of the total original principal under the program, the amount of losses that Treasury would bear. Accordingly, we do not have a potential risk of loss under the NIB program.
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
The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “TCCA fees,” respectively, in our consolidated statements of operations and comprehensive income. We recognized $1.8 billion, $1.6 billion and $1.4 billion as TCCA fees for the years ended December 31, 2016, 2015 and 2014, respectively, of which $487 million and $429 million had not been remitted as of December 31, 2016 and 2015, respectively.
We incurred expenses in connection with certain funding obligations under the GSE Act, a portion of which is attributable to Treasury’s Capital Magnet and HOPE Reserve Funds. These expenses, recognized in “Other expenses, net” in our consolidated statements of operations and comprehensive income, were measured as the product of 4.2 basis points and the unpaid principal balance of our total new business purchases for the respective period. We recognized $137 million and $111 million in “Other expenses, net” in connection with Treasury’s Capital Magnet and HOPE Reserve Funds for the years ended December 31, 2016 and 2015, respectively. These amounts had not been remitted as of the end of the respective periods.
In addition to the transactions with Treasury mentioned above, we purchase and sell Treasury securities in the normal course of business. As of December 31, 2016 and 2015, we held Treasury securities with a fair value of $32.3 billion and $29.5 billion, respectively, and accrued interest receivable of $39 million and $15 million, respectively. We recognized interest income on these securities held by us of $157 million, $35 million and $18 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Transactions with Freddie Mac
As of December 31, 2016 and 2015, we held Freddie Mac mortgage-related securities with a fair value of $1.4 billion and $5.6 billion, respectively, and accrued interest receivable of $5 million and $22 million, respectively. We recognized interest income on these securities held by us of $112 million, $226 million and $283 million for the years ended December 31, 2016, 2015 and 2014, respectively. Freddie Mac may be an investor in variable interest entities (“VIEs”) that we have consolidated, and we may be an investor in VIEs that Freddie Mac has consolidated. Freddie Mac may also be an investor in our debt securities.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-10

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Transactions with FHFA
The GSE Act authorizes FHFA to establish an annual assessment for regulated entities, including Fannie Mae, which is payable on a semi-annual basis (April and October), for FHFA’s costs and expenses, as well as to maintain FHFA’s working capital. We recognized FHFA assessment fees, which are recorded in “Administrative expenses” in our consolidated statements of operations and comprehensive income, of $114 million, $112 million and $108 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Transactions with CSS
In connection with our jointly owned company with Freddie Mac, for the years ended December 31, 2016, 2015 and 2014, we contributed $118 million, $66 million and $43 million of capital into CSS, respectively. In November 2016, Fannie Mae, Freddie Mac and CSS entered into a Customer Services Agreement that sets forth the terms under which CSS will provide securitization services to us and Freddie Mac. No other transactions outside of normal business activities have occurred between us and Freddie Mac during the years ended December 31, 2016, 2015 or 2014.
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
In April 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”), which prescribes, among other things, guidance on when a loan should be charged off. This change in estimate resulted in the recognition on January 1, 2015 of (1) $1.8 billion in charge-offs of held for investment loans, (2) $724 million in charge-offs of preforeclosure property taxes and insurance receivable and (3) a reduction to our allowance for loan losses and our allowance for preforeclosure property taxes and insurance receivable in amounts equal to charge-offs recognized in connection with held for investment loans and preforeclosure property taxes and insurance receivable.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-11

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

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
Measurement of Consolidated Assets and Liabilities
When we are the transferor of assets into a VIE that we consolidate at the time of the transfer, we continue to recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if we had not transferred them, and no gain or loss is recognized. For all other VIEs that we consolidate (that is, those for which we are not the transferor), we recognize the assets and liabilities of the VIE in our consolidated financial statements at fair value, and we recognize a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests, and (2) the net amount of the fair value of the assets and liabilities consolidated. However, for the securitization trusts established under our lender swap program, no gain or loss is recognized if the trust is consolidated at formation as there is no difference in the respective fair value of (1) and (2) above. We record gains or losses that are associated with the consolidation of VIEs as a component of “Investment gains, net” in our consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-12

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

required to permit timely payments of principal and interest on the related Fannie Mae MBS. This guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.
Single-class securitization trusts are used for our lender swap and portfolio securitization transaction programs. A lender swap transaction occurs when a mortgage lender delivers a pool of single-family mortgage loans to us, which we immediately deposit into an MBS trust. The MBS are then issued to the lender in exchange for the mortgage loans. A portfolio securitization transaction occurs when we purchase mortgage loans from third-party sellers for cash and later deposit these loans into an MBS trust. The securities issued through a portfolio securitization are then sold to investors for cash. We consolidate single-class securitization trusts that are issued under these programs when our role as guarantor and master servicer provides us with the power to direct matters, such as the servicing of the mortgage loans, that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities (e.g., when the loan collateral is subject to a Federal Housing Administration guaranty and related Servicing Guide).
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-13

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-14

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

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
Investments in Securities
Securities Classified as Available-for-Sale or Trading
We classify and account for our securities as either available-for-sale (“AFS”) or trading. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive income” (“AOCI”), net of income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains, net” in our consolidated statements of operations and comprehensive income. We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive income. We include interest and dividends on securities in our consolidated statements of operations and comprehensive income. Interest income includes the amortization of cost basis adjustments, including premiums and discounts, recognized as a yield adjustment using the interest method over the contractual term of the security. When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities. As of December 31, 2016, we did not have any securities classified as held-to-maturity, although we may elect to do so in the future.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-15

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

of Fannie Mae MBS, as no new assets were retained and no new liabilities have been assumed upon the subsequent sale. The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $446 million and $488 million as of December 31, 2016 and 2015, respectively. These Fannie Mae MBS consist primarily of private-label wraps where our guaranty arrangement is with an unconsolidated MBS trust.
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
In the event that we reclassify held for investment (“HFI”) loans to HFS loans, based upon a change in our intent, we record the loans at lower of cost or fair value on the date of reclassification. We recognize any lower of cost or fair value adjustment recognized upon reclassification through the provision for credit losses.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-16

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

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
We generally do not include principal or past due interest forgiveness as part of our loss mitigation programs, and, as a result, we generally do not charge off any outstanding principal or accrued interest amounts at the time of loan modification. We believe that the loan underwriting activities we perform as a part of our loan modification process coupled with the borrower’s successful performance during any required trial period provide us reasonable assurance regarding the collectibility of the principal and interest due in accordance with the loan’s modified terms, which include any past due interest amounts that are capitalized as principal at the time of modification. As such, the loan is returned to accrual status when the loan modification is completed (i.e., at the end of the trial period), and we accrue interest thereafter in accordance with our interest accrual policy. If the loan was on nonaccrual status prior to entering the trial period, it remains on nonaccrual status until the borrower demonstrates performance via the trial period and the modification is finalized.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-17

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our allowance for loan losses, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and any applicable cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record charge-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible, upon the redesignation of loans from HFI to HFS and pursuant to the charge-off provisions of the Advisory Bulletin.
The reserve for guaranty losses is a liability account which is a component of “Other liabilities” in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS and our agreements to purchase credit-impaired loans from lenders under the terms of our long-term standby commitments. As a result, the reserve for guaranty losses considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. The reserve for guaranty losses was $370 million and $639 million as of December 31, 2016 and 2015, respectively.
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
We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. Additionally, we record charge-offs as a reduction to our allowance for loan losses when a loan is determined to be uncollectible, upon the redesignation of loans from HFI to HFS and pursuant to the charge-off provisions of the Advisory Bulletin. The excess of a loan’s unpaid principal balance, accrued interest, and any applicable cost basis adjustments (“our total exposure”) over the fair value of the assets is treated as a charge-off loss that is deducted from the allowance for loan losses or reserve for guaranty losses. The amount charged off also considers estimated proceeds from primary mortgage insurance or other credit enhancements that are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction as a recovery of our total exposure, up to the amount of loss recognized as a charge-off. We record additional proceeds from primary mortgage insurance and credit enhancements in excess of our total exposure as a recovery of any forgone contractually past due interest, and then as an offset to the expenses recorded in “Foreclosed property expense” in our consolidated statements of operations and comprehensive income when received.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-18

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

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
Multifamily Loans
We identify multifamily loans for evaluation for impairment through a credit risk assessment process. If we determine that a multifamily loan is individually impaired, we generally measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property. For groups of smaller-balance homogeneous multifamily loans, we evaluate collectively for impairment. We establish a collective multifamily loss reserve for all loans in our multifamily guaranty book of business that are not individually impaired using an internal model that applies loss factors to loans in similar risk categories.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-19

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

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
Acquired Property, Net
We recognize foreclosed property (i.e., “Acquired property, net”) upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property expense” in our consolidated statements of operations and comprehensive income.
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
We recognize a loss for any subsequent write-down of the property to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property expense” in our consolidated statements of operations and comprehensive income. We recognize a recovery for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize gains or losses on sales of foreclosed property through “Foreclosed property expense” in our consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-20

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-21

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

the balance sheet dates and report any associated gains or losses as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive income.
We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We recognize the amortization of premiums, discounts and other cost basis adjustments through interest expense using the effective interest method usually over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. We remeasure interest expense for debt denominated in a foreign currency into U.S. dollars using the daily spot rates. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the daily spot rates used to record the interest expense is a foreign currency transaction gain or loss for the period and is recognized as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive income.
When we purchase a Fannie Mae MBS issued from a consolidated single-class securitization trust, we extinguish the related debt of the consolidated trust as the MBS debt is no longer owed to a third-party. We record debt extinguishment gains or losses related to debt of consolidated trusts to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated MBS debt reported in our consolidated balance sheets (including unamortized premiums, discounts and other cost basis adjustments) at the time of purchase as a component of “Other expenses, net” in our consolidated statements of operations and comprehensive income.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-22

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

Compensatory Fees
We charge our primary servicers a compensatory fee for servicing delays within their control when they fail to comply with our established loss mitigation and foreclosure timelines. Compensatory fees are intended to compensate us for damages attributed to such servicing delays and to emphasize the importance of servicer performance.
We recognize a compensatory fee receivable when the amounts are chargeable per our guidelines and are considered reasonably assured of collection. We subsequently establish a valuation allowance for any amounts we estimate to be uncollectible. If such fees are not reasonably assured of collection, we recognize them on a cash basis when received. The income associated with these fees is recognized as a component of “Foreclosed property expense” in our consolidated statements of operations and comprehensive income.
Fee and Other Income
Fee and other income includes transaction fees, multifamily fees, technology fees and other miscellaneous income. During the years ended December 31, 2016, 2015 and 2014, we recognized $245 million, $21 million and $4.8 billion, respectively, in “Fee and other income” in our consolidated statements of operations and comprehensive income resulting from settlement agreements resolving certain claims relating to private-label securities (“PLS”) sold to us or that we have guaranteed.
Employee Retirement Benefits
Our defined benefit pension plans were amended in 2013 to cease the accrual of benefits for all employees and the plans were subsequently terminated, effective December 31, 2013. In 2015, we settled our defined pension benefit obligations and transferred plan assets to an annuity provider and distributed lump sum payments to participants based on their elections. The actuarial losses of $305 million, previously recorded in “Accumulated other comprehensive income,” were recognized in “Administrative expenses” and the associated tax amounts were recognized in “Provision for federal income taxes” in our consolidated statements of operations and comprehensive income for the year ended December 31, 2015.
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
Effective January 1, 2016, we adopted guidance issued by the FASB regarding consolidation of legal entities such as limited partnerships, limited liability corporations and securitization structures. The impact of the adoption was not material to our consolidated financial statements.
In February 2016, the FASB issued guidance on leases. The guidance clarified the definition of a lease and requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. This guidance supersedes the existing lease guidance; however, we must continue to classify leases to determine how to recognize lease-related expense in our consolidated statements of operations and comprehensive income. The new guidance is effective for us on January 1, 2019. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-23

Notes to Consolidated Financial Statements | Summary of Significant Accounting Policies

In June 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments. For loans, held-to-maturity debt securities and other financial assets recorded at amortized cost, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowance for loan losses. The guidance is effective on January 1, 2020 with early adoption permitted on January 1, 2019. We will recognize the impact of the new guidance through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are continuing to evaluate the impact of this guidance on our consolidated financial statements, including the timing of the adoption. The adoption of this guidance will decrease, perhaps substantially, our retained earnings and increase our allowance for loan losses.
In August 2016, the FASB issued guidance regarding classification of certain items within the statement of cash flows in order to reduce diversity in practice with respect to cash flow classifications. The guidance is effective for us on January 1, 2018 and will be applied retrospectively for each period presented. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued guidance regarding the presentation of restricted cash in the statement of cash flows. The new guidance reduces diversity in how entities present changes in restricted cash and restricted cash equivalents with respect to the statements of cash flow. The guidance is effective for us on January 1, 2018 and will be applied retrospectively for each period presented. We have evaluated this guidance and determined it will not have a material impact on our consolidated financial statements.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-24

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

the underwriters of the transaction create the trusts and typically own the residual interest in the trusts’ assets. Our involvement in these entities is typically limited to our recorded investment in the beneficial interests that we have purchased. We have invested in these vehicles since 1987.
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
We no longer recognize net operating losses or impairment on our LIHTC partnership investments as the carrying value is zero. We did not make any LIHTC investments in 2016, 2015 or 2014, other than pursuant to existing prior commitments.
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
We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. As of December 31, 2016, we consolidated certain VIEs that were not consolidated as of December 31, 2015. As a result of consolidating these entities, which had combined total assets of $145 million in unpaid principal balance as of December 31, 2016, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value. As of December 31, 2016, we also deconsolidated certain VIEs that were consolidated and had combined total assets of $5.3 billion in unpaid principal balance as of December 31, 2015. The majority of this activity related to the deconsolidation of multi-class resecuritization trusts containing consolidated Fannie Mae MBS, which resulted in the recognition of the debt issued to third parties of the MBS trusts we consolidated and the fair value of our retained interests as securities in our consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts and limited partnerships. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated mortgage-backed trusts.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-25

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

	As of December 31,
	2016	2015
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets related to mortgage-backed trusts:
Assets:
Trading securities:
Fannie Mae	$4,642	$4,704
Non-Fannie Mae	3,473	5,596
Total trading securities	8,115	10,300
Available-for-sale securities:
Fannie Mae	2,447	3,936
Non-Fannie Mae	4,879	14,644
Total available-for-sale securities	7,326	18,580
Other assets	77	100
Other liabilities	(528)	(827)
Net carrying amount	$14,990	$28,153
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The maximum exposure to loss related to unconsolidated mortgage-backed trusts was approximately $21 billion and $34 billion as of December 31, 2016 and 2015, respectively. The total assets of our unconsolidated mortgage-backed trusts were approximately $150 billion and $220 billion as of December 31, 2016 and 2015, respectively.
The maximum exposure to loss for our unconsolidated limited partnerships and similar legal entities, which consist of low-income housing tax credit investments, community investments and other entities, was $118 million and the related carrying value was $92 million as of December 31, 2016. As of December 31, 2015, the maximum exposure to loss was $12 million and the related carrying value was a deficit of $24 million. The total assets of these limited partnership investments were $3.9 billion and $4.9 billion as of December 31, 2016 and 2015, respectively.
The unpaid principal balance of our multifamily loan portfolio was $229.9 billion as of December 31, 2016. As our lending relationship does not provide us with a controlling financial interest in the borrower entity, we do not consolidate these borrowers regardless of their status as either a VIE or a voting interest entity. We have excluded these entities from our VIE disclosures. However, the disclosures we have provided in “Note 3, Mortgage Loans,” “Note 4, Allowance for Loan Losses” and “Note 6, Financial Guarantees” with respect to this population are consistent with the FASB’s stated objectives for the disclosures related to unconsolidated VIEs.
Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own retained mortgage portfolio in a portfolio securitization transaction. For the years ended December 31, 2016, 2015 and 2014, the unpaid principal balance of portfolio securitizations was $264.7 billion, $212.0 billion and $160.4 billion, respectively.
We retain interests from the transfer and sale of mortgage-related securities to unconsolidated single-class and multi-class portfolio securitization trusts. As of December 31, 2016, the unpaid principal balance of retained interests was $4.4 billion and its related fair value was $5.8 billion. The unpaid principal balance of retained interests was $5.5 billion and its related fair value was $6.8 billion as of December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, the principal and interest received on retained interests was $1.2 billion, $1.2 billion and $1.5 billion, respectively.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-26

Notes to Consolidated Financial Statements | Consolidations and Transfers of Financial Assets

Managed Loans
Managed loans are on-balance sheet mortgage loans, as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The unpaid principal balance of securitized loans in unconsolidated portfolio securitization trusts, which are primarily loans that are guaranteed or insured, in whole or in part, by the U.S. government, was $1.4 billion and $1.6 billion as of December 31, 2016 and 2015, respectively. For information on our on-balance sheet mortgage loans, see “Note 3, Mortgage Loans.”
3.  Mortgage Loans
We own single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report the carrying value of HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report the carrying value of HFS loans at the lower of cost or fair value and record valuation changes in “Investment gains, net” in our consolidated statements of operations and comprehensive income. We define the recorded investment of HFI loans as unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and accrued interest receivable.
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
The following table displays the carrying value of our mortgage loans.

	As of December 31,
	2016			2015
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$209,168	$2,624,582	$2,833,750	$238,237	$2,574,174	$2,812,411
Multifamily	9,379	220,517	229,896	13,099	185,243	198,342
Total unpaid principal balance of mortgage loans	218,547	2,845,099	3,063,646	251,336	2,759,417	3,010,753
Cost basis and fair value adjustments, net	(11,357)	50,929	39,572	(12,939)	49,781	36,842
Allowance for loan losses for loans held for investment	(22,579)	(886)	(23,465)	(26,510)	(1,441)	(27,951)
Total mortgage loans	$184,611	$2,895,142	$3,079,753	$211,887	$2,807,757	$3,019,644
For the years ended December 31, 2016, 2015 and 2014, we redesignated loans with a carrying value of $3.9 billion, $8.6 billion and $2.2 billion, respectively, from HFI to HFS. For the year ended December 31, 2014, we redesignated loans with a carrying value of $285 million from HFS to HFI. We sold loans with an unpaid principal balance of $6.7 billion, $3.6 billion and $1.9 billion, respectively, during the years ended December 31, 2016, 2015 and 2014.
The recorded investment of single-family mortgage loans for which formal foreclosure proceedings are in process was $18.3 billion and $25.6 billion as of December 31, 2016 and 2015, respectively. As a result of our various loss mitigation and foreclosure prevention efforts, we expect that a portion of the loans in the process of formal foreclosure proceedings will not ultimately foreclose.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-27

Notes to Consolidated Financial Statements | Mortgage Loans

Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans by portfolio segment and class, excluding loans for which we have elected the fair value option.

	As of December 31, 2016
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$31,631	$7,910	$21,761	$61,302	$2,654,195	$2,715,497	$22	$33,448
Government(2)	56	22	256	334	36,814	37,148	256	—
Alt-A	3,629	1,194	4,221	9,044	72,903	81,947	2	6,019
Other	1,349	438	1,582	3,369	25,974	29,343	5	2,238
Total single-family	36,665	9,564	27,820	74,049	2,789,886	2,863,935	285	41,705
Multifamily(3)	44	N/A	129	173	231,708	231,881	—	403
Total	$36,709	$9,564	$27,949	$74,222	$3,021,594	$3,095,816	$285	$42,108

	As of December 31, 2015
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(1)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary	$29,154	$7,937	$26,346	$63,437	$2,598,756	$2,662,193	$46	$34,216
Government(2)	58	24	291	373	40,461	40,834	291	—
Alt-A	4,085	1,272	6,141	11,498	84,603	96,101	6	7,407
Other	1,494	484	2,160	4,138	32,272	36,410	6	2,632
Total single-family	34,791	9,717	34,938	79,446	2,756,092	2,835,538	349	44,255
Multifamily(3)	23	N/A	123	146	200,028	200,174	—	591
Total	$34,814	$9,717	$35,061	$79,592	$2,956,120	$3,035,712	$349	$44,846
__________

(1)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(2)	Primarily consists of reverse mortgages, which due to their nature, are not aged and are included in the current column.

(3)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-28

Notes to Consolidated Financial Statements | Mortgage Loans

Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans by class and credit quality indicator, excluding loans for which we have elected the fair value option.

	As of December 31,
	2016(1)			2015(1)
	Primary	Alt-A	Other	Primary	Alt-A	Other
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(2)
Less than or equal to 80%	$2,321,201	$56,250	$19,382	$2,228,533	$59,000	$21,274
Greater than 80% and less than or equal to 90%	244,231	9,787	3,657	250,373	12,588	4,936
Greater than 90% and less than or equal to 100%	114,412	6,731	2,627	122,939	9,345	3,861
Greater than 100%	35,653	9,179	3,677	60,348	15,168	6,339
Total	$2,715,497	$81,947	$29,343	$2,662,193	$96,101	$36,410
__________

(1)
Excludes $37.1 billion and $40.8 billion as of December 31, 2016 and 2015, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies, that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV ratio.

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

	As of December 31,
	2016	2015
	(Dollars in millions)
Credit risk profile by internally assigned grade:
Non-classified	$228,749	$197,334
Classified:(1)
Substandard	3,129	2,833
Doubtful	3	7
Total classified	3,132	2,840
Total	$231,881	$200,174
__________

(1)
A loan classified as “Substandard” has a well-defined weakness that jeopardizes the timely full repayment. “Doubtful” refers to a loan with a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions and values.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-29

Notes to Consolidated Financial Statements | Mortgage Loans

Individually Impaired Loans
Individually impaired loans include TDRs, acquired credit-impaired loans and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest, excluding loans classified as HFS. The following tables display the total unpaid principal balance, recorded investment, related allowance, average recorded investment and interest income recognized for individually impaired loans.

	As of December 31,
	2016			2015
	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Total Recorded Investment	Related Allowance for Loan Losses
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$105,113	$99,825	$14,462	$116,477	$110,502	$16,745
Government	302	305	59	322	327	59
Alt-A	28,599	26,059	5,365	31,888	29,103	6,217
Other	11,087	10,465	2,034	12,893	12,179	2,416
Total single-family	145,101	136,654	21,920	161,580	152,111	25,437
Multifamily	320	323	33	650	654	80
Total individually impaired loans with related allowance recorded	145,421	136,977	21,953	162,230	152,765	25,517
With no related allowance recorded:(1)
Single-family:
Primary	15,733	14,758	—	15,891	14,725	—
Government	63	59	—	58	54	—
Alt-A	3,511	3,062	—	3,721	3,169	—
Other	1,159	1,065	—	1,222	1,102	—
Total single-family	20,466	18,944	—	20,892	19,050	—
Multifamily	266	266	—	353	354	—
Total individually impaired loans with no related allowance recorded	20,732	19,210	—	21,245	19,404	—
Total individually impaired loans(2)	$166,153	$156,187	$21,953	$183,475	$172,169	$25,517

Fannie Mae (In conservatorship) 2016 Form 10-K	F-30

Notes to Consolidated Financial Statements | Mortgage Loans

	For the Year Ended December 31,
	2016			2015			2014
	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(3)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary	$105,076	$4,004	$325	$114,737	$4,190	$318	$121,926	$4,321	$494
Government	314	12	—	299	12	—	270	13	—
Alt-A	27,512	1,010	54	30,453	1,034	54	33,676	1,066	100
Other	11,382	365	20	12,863	376	21	14,490	402	36
Total single-family	144,284	5,391	399	158,352	5,612	393	170,362	5,802	630
Multifamily	508	29	—	973	16	—	1,699	80	1
Total individually impaired loans with related allowance recorded	144,792	5,420	399	159,325	5,628	393	172,061	5,882	631
With no related allowance recorded:(1)
Single-family:
Primary	15,293	1,236	91	15,796	1,039	91	13,852	864	215
Government	59	4	—	55	4	—	67	5	—
Alt-A	3,293	309	9	3,647	218	11	2,799	189	47
Other	1,116	108	3	1,259	75	3	974	56	12
Total single-family	19,761	1,657	103	20,757	1,336	105	17,692	1,114	274
Multifamily	317	13	—	442	10	—	1,472	64	—
Total individually impaired loans with no related allowance recorded	20,078	1,670	103	21,199	1,346	105	19,164	1,178	274
Total individually impaired loans	$164,870	$7,090	$502	$180,524	$6,974	$498	$191,225	$7,060	$905
__________

(1)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(2)
Includes single-family loans restructured in a TDR with a recorded investment of $155.0 billion and $170.3 billion as of December 31, 2016 and 2015, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $248 million and $451 million as of December 31, 2016 and 2015, respectively.

(3)
Total single-family interest income recognized of $7.0 billion for the year ended December 31, 2016 consists of $5.7 billion of contractual interest and $1.3 billion of effective yield adjustments. Total single-family interest income recognized of $6.9 billion for the year ended December 31, 2015 consists of $5.7 billion of contractual interest and $1.2 billion of effective yield adjustments. Total single-family interest income recognized of $6.9 billion for the year ended December 31, 2014 consists of $5.8 billion of contractual interest and $1.1 billion of effective yield adjustments.

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
The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. The average term extension of a single-family modified loan was 157 months for the year ended December 31, 2016 and 161 months for the years ended December 31, 2015 and 2014. The average

Fannie Mae (In conservatorship) 2016 Form 10-K	F-31

Notes to Consolidated Financial Statements | Mortgage Loans

interest rate reduction was 0.79, 0.74 and 0.99 percentage points for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR.

	For the Year Ended December 31,
	2016		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	61,586	$8,405	71,293	$9,713	100,956	$14,301
Government	186	20	241	27	365	47
Alt-A	6,647	946	9,037	1,374	14,715	2,441
Other	1,381	244	1,835	333	3,357	686
Total single-family	69,800	9,615	82,406	11,447	119,393	17,475
Multifamily	11	66	12	40	19	853
Total TDRs	69,811	$9,681	82,418	$11,487	119,412	$18,328
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

	For the Year Ended December 31,
	2016		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in millions)
Single-family:
Primary	20,810	$2,938	26,206	$3,808	33,853	$5,095
Government	95	11	118	16	124	15
Alt-A	3,131	500	4,128	706	5,392	960
Other	1,002	172	1,229	247	1,738	387
Total single-family	25,038	3,621	31,681	4,777	41,107	6,457
Multifamily	5	46	3	6	9	42
Total TDRs that subsequently defaulted	25,043	$3,667	31,684	$4,783	41,116	$6,499
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-32

Notes to Consolidated Financial Statements | Allowance for Loan Losses

The following table displays changes in single-family, multifamily and total allowance for loan losses.

	For the Year Ended December 31,
	2016			2015			2014
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$26,439	$1,270	$27,709	$32,956	$2,221	$35,177	$40,202	$3,105	$43,307
Provision (benefit) for loan losses(1)	(1,692)	(12)	(1,704)	(258)	190	(68)	(4,334)	553	(3,781)
Charge-offs(2)(3)	(3,163)	(91)	(3,254)	(9,647)	(84)	(9,731)	(6,168)	(225)	(6,393)
Recoveries	412	30	442	1,120	16	1,136	1,190	250	1,440
Transfers(4)	470	(470)	—	1,123	(1,123)	—	1,513	(1,513)	—
Other(5)	90	—	90	1,145	50	1,195	553	51	604
Ending balance	$22,556	$727	$23,283	$26,439	$1,270	$27,709	$32,956	$2,221	$35,177
Multifamily allowance for loan losses:
Beginning balance	$71	$171	$242	$161	$203	$364	$319	$220	$539
Benefit for loan losses(1)	(49)	(6)	(55)	(63)	(27)	(90)	(91)	(13)	(104)
Charge-offs(2)(3)	(11)	(1)	(12)	(40)	(3)	(43)	(76)	—	(76)
Recoveries	7	—	7	4	—	4	—	—	—
Transfers(4)	5	(5)	—	4	(4)	—	4	(4)	—
Other(5)	—	—	—	5	2	7	5	—	5
Ending balance	$23	$159	$182	$71	$171	$242	$161	$203	$364
Total allowance for loan losses:
Beginning balance	$26,510	$1,441	$27,951	$33,117	$2,424	$35,541	$40,521	$3,325	$43,846
Provision (benefit) for loan losses(1)	(1,741)	(18)	(1,759)	(321)	163	(158)	(4,425)	540	(3,885)
Charge-offs(2)(3)	(3,174)	(92)	(3,266)	(9,687)	(87)	(9,774)	(6,244)	(225)	(6,469)
Recoveries	419	30	449	1,124	16	1,140	1,190	250	1,440
Transfers(4)	475	(475)	—	1,127	(1,127)	—	1,517	(1,517)	—
Other(5)	90	—	90	1,150	52	1,202	558	51	609
Ending balance	$22,579	$886	$23,465	$26,510	$1,441	$27,951	$33,117	$2,424	$35,541
__________

(1)	Provision (benefit) for loan losses is included in “Benefit for credit losses” in our consolidated statements of operations and comprehensive income.

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

(4)	Includes transfers from trusts for delinquent loan purchases.

(5)	Amounts represent changes in other loss reserves which are reflected in provision (benefit) for loan losses, charge-offs, and recoveries.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-33

Notes to Consolidated Financial Statements | Allowance for Loan Losses

The following table displays the allowance for loan losses and recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment.

	As of December 31,
	2016			2015
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans(1)	$21,920	$33	$21,953	$25,437	$80	$25,517
Collectively reserved loans	1,363	149	1,512	2,272	162	2,434
Total allowance for loan losses	$23,283	$182	$23,465	$27,709	$242	$27,951

Recorded investment in loans by segment:
Individually impaired loans(1)	$155,598	$589	$156,187	$171,161	$1,008	$172,169
Collectively reserved loans	2,708,337	231,292	2,939,629	2,664,377	199,166	2,863,543
Total recorded investment in loans	$2,863,935	$231,881	$3,095,816	$2,835,538	$200,174	$3,035,712
__________

(1)	Includes acquired credit-impaired loans.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our consolidated statements of operations and comprehensive income. The following table displays our investments in trading securities.

	As of December 31,
	2016	2015
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$4,769	$4,813
Freddie Mac	936	1,314
Ginnie Mae	1,122	426
Alt-A private-label securities	317	436
Subprime private-label securities	319	644
Commercial mortgage-backed securities (“CMBS”)	761	2,341
Mortgage revenue bonds	21	449
Total mortgage-related securities	8,245	10,423
U.S. Treasury securities	32,317	29,485
Total trading securities	$40,562	$39,908
The following table displays information about our net trading gains and losses.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net trading gains (losses)	$28	$(368)	$485
Net trading gains (losses) recognized in the period related to securities still held at period end	(19)	(453)	420

Fannie Mae (In conservatorship) 2016 Form 10-K	F-34

Notes to Consolidated Financial Statements | Investments in Securities

Available-for-Sale Securities
We record AFS securities at fair value with unrealized gains and losses, recorded net of tax, as a component of “Other comprehensive income (loss)” and we recognize realized gains and losses from the sale of AFS securities in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Gross realized gains	$1,043	$1,066	$569
Gross realized losses	17	70	5
Total proceeds (excludes initial sale of securities from new portfolio securitizations)	10,993	8,023	3,265
The following tables display the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities in our retained mortgage portfolio.

	As of December 31, 2016
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$2,445	$137	$(28)	$2,554
Freddie Mac	474	35	—	509
Ginnie Mae	34	4	—	38
Alt-A private-label securities	747	544	—	1,291
Subprime private-label securities	1,070	351	(3)	1,418
CMBS	815	4	—	819
Mortgage revenue bonds	1,245	36	(9)	1,272
Other mortgage-related securities	431	31	—	462
Total	$7,261	$1,142	$(40)	$8,363

	As of December 31, 2015
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(2)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$4,008	$243	$(30)	$4,221
Freddie Mac	4,000	299	—	4,299
Ginnie Mae	343	48	—	391
Alt-A private-label securities	2,029	653	(4)	2,678
Subprime private-label securities	2,526	759	(4)	3,281
CMBS	1,235	20	—	1,255
Mortgage revenue bonds	2,639	99	(37)	2,701
Other mortgage-related securities	1,361	49	(6)	1,404
Total	$18,141	$2,170	$(81)	$20,230
s
__________

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, as well as net other-than-temporary impairments (“OTTI”) recognized in “Investment gains, net” in our consolidated statements of operations and comprehensive income.

(2)
Represents the gross unrealized losses on securities for which we have not recognized OTTI, as well as the noncredit component of OTTI and cumulative changes in fair value of securities for which we previously recognized the credit component of OTTI in “Accumulated other comprehensive income” in our consolidated balance sheets.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-35

Notes to Consolidated Financial Statements | Investments in Securities

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position.

	As of December 31, 2016
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$139	$(26)	$477
Subprime private-label securities	—	—	(3)	73
Mortgage revenue bonds	(7)	78	(2)	6
Total	$(9)	$217	$(31)	$556

	As of December 31, 2015
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(8)	$659	$(22)	$491
Alt-A private-label securities	(1)	26	(3)	54
Subprime private-label securities	—	12	(4)	91
Mortgage revenue bonds	(35)	631	(2)	22
Other mortgage-related securities	(6)	224	—	—
Total	$(50)	$1,552	$(31)	$658
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
We recognized $35 million, $196 million and $90 million of OTTI for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in “Investment gains, net” in our consolidated statements of operations and comprehensive income. OTTI recognized for the year ended December 31, 2015 was higher than OTTI recognized for the years ended December 31, 2016 and 2014 primarily due to a change in our intent to sell certain securities during 2015. As a result, we recognized the entire difference between the amortized cost basis of these securities and their fair value as OTTI.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-36

Notes to Consolidated Financial Statements | Investments in Securities

The following table displays the modeled attributes, including default rates and severities, which were used to determine whether our senior interests in certain non-agency mortgage-related securities (including those we intend to sell) will experience a cash shortfall. An estimate of voluntary prepayment rates is also an input to the present value of expected losses.

	As of December 31, 2016
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Unpaid principal balance	$2,026	$317	$214	$524	$530
Weighted average collateral default(1)	36.8%	25.3%	16.5%	19.2%	7.1%
Weighted average collateral severities(2)	45.8	25.7	59.2	36.5	33.5
Weighted average voluntary prepayment rates(3)	2.8	8.3	7.2	8.3	13.1
Average credit enhancement(4)	12.7	1.1	0.2	2.1	1.6
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

	For the Year Ended
	December 31,
	2016	2015
	(Dollars in millions)
Beginning balance	$2,421	$5,260
Additions for the credit component on debt securities for which OTTI was not previously recognized	1	—
Additions for the credit component on debt securities for which OTTI was previously recognized	7	8
Reductions for securities no longer in portfolio at period end	(175)	(1,171)
Reductions for securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(254)	(1,492)
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(133)	(184)
Ending balance	$1,867	$2,421
Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining contractual maturity, assuming no principal prepayments. The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-37

Notes to Consolidated Financial Statements | Investments in Securities

	As of December 31, 2016
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$2,445	$2,554	$—	$—	$26	$26	$62	$67	$2,357	$2,461
Freddie Mac	474	509	2	2	53	54	78	83	341	370
Ginnie Mae	34	38	—	—	1	1	2	2	31	35
Alt-A private-label securities	747	1,291	—	—	—	—	—	—	747	1,291
Subprime private-label securities	1,070	1,418	—	—	—	—	—	—	1,070	1,418
CMBS	815	819	766	770	29	30	—	—	20	19
Mortgage revenue bonds	1,245	1,272	14	15	82	82	138	139	1,011	1,036
Other mortgage-related securities	431	462	—	—	—	—	2	3	429	459
Total	$7,261	$8,363	$782	$787	$191	$193	$282	$294	$6,006	$7,089
Weighted average yield(1)	6.78%		4.03%		5.18%		6.92%		7.18%
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

	As of December 31,
	2016			2015
	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)	Maximum Exposure(1)	Guaranty Obligation	Maximum Recovery(2)
	(Dollars in millions)
Unconsolidated Fannie Mae MBS	$12,607	$143	$8,048	$15,069	$194	$8,857
Other guaranty arrangements(3)	15,335	137	2,663	16,504	135	2,869
Total	$27,942	$280	$10,711	$31,573	$329	$11,726
__________

(1)	Primarily consists of the unpaid principal balance of the underlying mortgage loans.

(2)
Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. For information on our mortgage insurers and financial guarantors, see “Note 15, Concentrations of Credit Risk.”

(3)	Primarily consists of credit enhancements and long-term standby commitments.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-38

Notes to Consolidated Financial Statements | Acquired Property, Net

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

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Beginning balance — Acquired property	$7,481	$11,442	$12,307
Additions	6,076	9,382	13,100
Disposals	(8,724)	(13,343)	(13,965)
Ending balance — Acquired property	4,833	7,481	11,442
Valuation allowance	(344)	(715)	(824)
Ending balance — Acquired property, net	$4,489	$6,766	$10,618
We classify as held for use those properties that we do not intend to sell or that are not ready for immediate sale in their current condition, which are included in “Other assets” in our consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, the carrying amount of acquired property held for use was $55 million, $85 million and $135 million, respectively.
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings.

	As of December 31,
	2016		2015
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$—	—%	$62	—%

Short-term debt of Fannie Mae	$34,995	0.49%	$71,007	0.26%
Debt of consolidated trusts	584	0.48	943	0.19
Total short-term debt	$35,579	0.49%	$71,950	0.26%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.
Intraday Line of Credit
We use a secured intraday funding line of credit provided by a large financial institution. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As this line of credit is an uncommitted intraday loan facility, we may be unable to draw on it if and when needed. The line of credit under this facility was $15.0 billion as of December 31, 2016 and 2015. We had no borrowings outstanding under this line of credit as of December 31, 2016.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-39

Notes to Consolidated Financial Statements | Short-Term Borrowings and Long-Term Debt

Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt.

	As of December 31,
	2016			2015
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2017 - 2030	$153,983	2.16%	2016 - 2030	$154,057	2.49%
Medium-term notes(2)	2017 - 2026	82,230	1.40	2016 - 2025	96,997	1.53
Other(3)	2017 - 2038	12,800	6.74	2016 - 2038	27,772	4.88
Total senior fixed		249,013	2.14		278,826	2.39
Senior floating:
Medium-term notes(2)	2017 - 2019	21,476	0.71	2016 - 2019	20,791	0.27
Connecticut Avenue Securities(4)	2023 - 2029	16,511	4.77	2023 - 2028	10,764	3.84
Other(5)	2020 - 2037	346	6.75	2020 - 2037	368	10.46
Total senior floating		38,333	2.48		31,923	1.58
Subordinated debentures	2019	4,645	9.93	2019	4,227	9.93
Secured borrowings(6)	2021 - 2022	111	1.44	2021 - 2022	152	1.47
Total long-term debt of Fannie Mae(7)		292,102	2.31		315,128	2.41
Debt of consolidated trusts	2017 - 2056	2,934,635	2.57	2016 - 2054	2,810,593	2.94
Total long-term debt		$3,226,737	2.54%		$3,125,721	2.88%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes other long-term debt with an original contractual maturity of greater than 10 years and foreign exchange bonds.

(4)
Credit risk-sharing securities that transfer a portion of the credit risk on specified pools of single-family mortgage loans to the investors in these securities, a portion of which is reported at fair value.

(5)	Consists of structured debt instruments that are reported at fair value.

(6)
Represents our remaining liability resulting from the transfer of financial assets from our consolidated balance sheets that did not qualify as a sale under the accounting guidance for the transfer of financial instruments.

(7)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $1.8 billion and $3.2 billion as of December 31, 2016 and 2015, respectively.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-40

Notes to Consolidated Financial Statements | Short-Term Borrowings and Long-Term Debt

Characteristics of Debt
As of December 31, 2016 and 2015, the face amount of our debt securities of Fannie Mae was $328.9 billion and $389.4 billion, respectively. As of December 31, 2016 and 2015, we had zero-coupon debt with a face amount of $45.9 billion and $82.1 billion, respectively, which had an effective interest rate of 2.43% and 1.26%, respectively.
We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2016 and 2015 included $77.3 billion and $96.2 billion, respectively, of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.
The following table displays the amount of our long-term debt as of December 31, 2016 by year of maturity for each of the years 2017 through 2021 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2017	$68,016	$135,025
2018	55,086	43,451
2019	63,948	38,348
2020	29,414	16,734
2021	24,745	13,357
Thereafter	50,893	45,187
Total debt of Fannie Mae(1)	292,102	292,102
Debt of consolidated trusts(2)	2,934,635	2,934,635
Total long-term debt	$3,226,737	$3,226,737
__________

(1)	Includes unamortized discounts and premiums, other cost basis adjustments and fair value adjustments of $1.8 billion.

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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-41

Notes to Consolidated Financial Statements | Derivative Instruments

We enter into various forms of credit risk-sharing agreements, including credit risk transfer transactions, swap credit enhancements and mortgage insurance contracts, that we account for as derivatives. The majority of our credit-related derivatives are credit risk transfer transactions, whereby a portion of the credit risk associated with losses on a reference pool of mortgage loans is transferred to a third party.
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
We recognize all derivatives as either assets or liabilities in our consolidated balance sheets at their fair value. See “Note 17, Fair Value” for additional information on derivatives recorded at fair value.
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments.

	As of December 31, 2016				As of December 31, 2015
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$29,540	$660	$94,584	$(4,396)	$33,154	$267	$123,106	$(6,920)
Receive-fixed	30,207	2,696	135,470	(1,552)	59,796	3,436	143,209	(753)
Basis	1,624	115	15,600	(11)	1,864	141	17,100	(15)
Foreign currency	214	40	216	(85)	295	95	258	(52)
Swaptions:
Pay-fixed	9,600	241	4,850	(82)	7,050	45	14,950	(26)
Receive-fixed	—	—	10,100	(257)	2,000	8	13,950	(171)
Other(1)	15,087	33	655	(2)	9,196	28	—	(2)
Total gross risk management derivatives	86,272	3,785	261,475	(6,385)	113,355	4,020	312,573	(7,939)
Accrued interest receivable (payable)	—	785	—	(937)	—	758	—	(977)
Netting adjustment(2)	—	(4,514)	—	6,844	—	(4,024)	—	8,650
Total net risk management derivatives	$86,272	$56	$261,475	$(478)	$113,355	$754	$312,573	$(266)
Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$4,753	$28	$3,039	$(49)	$4,815	$9	$2,960	$(9)
Forward contracts to purchase mortgage-related securities	31,635	198	27,297	(388)	31,273	66	19,418	(57)
Forward contracts to sell mortgage-related securities	34,103	405	47,645	(300)	26,224	65	40,753	(92)
Total mortgage commitment derivatives	70,491	631	77,981	(737)	62,312	140	63,131	(158)
Derivatives at fair value	$156,763	$687	$339,456	$(1,215)	$175,667	$894	$375,704	$(424)
__________

(1)	Includes futures and swap credit enhancements, as well as credit risk transfer transactions and mortgage insurance contracts that we account for as derivatives.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $2.9 billion and $4.9 billion as of December 31, 2016 and 2015, respectively. Cash collateral received was $535 million and $314 million as of December 31, 2016 and 2015, respectively.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-42

Notes to Consolidated Financial Statements | Derivative Instruments

A majority of our OTC derivative contracts contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt credit ratings were downgraded to established thresholds in these derivative contracts, which range from A+ to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all OTC derivatives with credit-risk-related contingent features that were in a net liability position as of December 31, 2016 and 2015, respectively, was $1.6 billion and $2.4 billion, for which we posted collateral of $1.4 billion and $2.2 billion in the normal course of business. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $258 million and $257 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2016 and 2015, respectively. A reduction in our credit ratings may also cause derivatives clearing organizations or their members to demand that we post additional collateral for our cleared derivatives contracts.
We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our consolidated statements of operations and comprehensive income. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$757	$(746)	$(7,703)
Receive-fixed	(751)	625	4,229
Basis	(21)	4	85
Foreign currency	(76)	(60)	27
Swaptions:
Pay-fixed	163	135	(4)
Receive-fixed	(230)	(93)	(197)
Other	160	(25)	1
Net accrual of periodic settlements	(1,125)	(960)	(1,062)
Total risk management derivatives fair value losses, net	(1,123)	(1,120)	(4,624)
Mortgage commitment derivatives fair value gains (losses), net	288	(393)	(1,140)
Total derivatives fair value losses, net	$(835)	$(1,513)	$(5,764)
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
See “Note 16, Netting Arrangements” for information on our rights to offset assets and liabilities as of December 31, 2016 and 2015.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-43

Notes to Consolidated Financial Statements | Income Taxes

10. Income Taxes
Provision for Federal Income Taxes
We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision for federal income taxes.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Current income tax provision (benefit)	$2,014	$(271)	$1,879
Deferred income tax provision(1)	4,006	5,524	5,062
Provision for federal income taxes	$6,020	$5,253	$6,941
__________

(1)	Amount excludes the income tax effect of items recognized directly in “Fannie Mae stockholders’ equity.”
The following table displays the difference between our effective tax rate and the statutory federal tax rate.

	For the Year Ended December 31,
	2016	2015	2014
Statutory corporate tax rate	35.0%	35.0%	35.0%
Equity investments in affordable housing projects	(1.9)	(2.6)	(1.8)
Other	(0.3)	0.9	1.4
Valuation allowance	—	(0.9)	(1.8)
Effective tax rate	32.8%	32.4%	32.8%
Our effective tax rate is the provision for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rate was different from the federal statutory rate of 35% for the years ended December 31, 2016, 2015 and 2014 primarily due to the benefits of our investments in housing projects eligible for low-income housing tax credits. The decrease in our deferred tax valuation allowance in 2015 reflects the utilization of our capital loss carryforwards due to recognition of net capital gains, which allowed us to release the corresponding valuation allowance against our capital loss carryforwards. The decrease in our deferred tax valuation allowance in 2014 reflects the expiration of certain capital loss carryforwards that are included as a component of “Other” in the table above.
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
As of December 31, 2016, we continued to conclude that the positive evidence in favor of the recoverability of our deferred tax asset outweighed the negative evidence and that it is more likely than not that our deferred tax assets will be realized. Our framework for assessing the recoverability of deferred tax assets requires us to weigh all available evidence, including the sustainability of recent profitability required to realize the deferred tax assets; the cumulative net income or losses in our consolidated statements of operations and comprehensive income in recent years; unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years; the funding available to us under the senior preferred stock purchase agreement; and the carryforward periods for any carryforwards of net operating losses, capital losses and tax credits.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-44

Notes to Consolidated Financial Statements | Income Taxes

The following table displays our deferred tax assets and deferred tax liabilities.

	As of December 31,
	2016	2015
	(Dollars in millions)
Deferred tax assets:
Mortgage and mortgage-related assets	$17,130	$16,956
Allowance for loan losses and basis in acquired property, net	9,496	11,760
Debt and derivative instruments	2,989	3,512
Partnership credits	1,968	3,402
Partnership and other equity investments	667	745
Other, net	1,665	1,543
Total deferred tax assets	33,915	37,918
Deferred tax liabilities:
Unrealized gains on AFS securities, net	385	731
Total deferred tax liabilities	385	731
Deferred tax assets, net	$33,530	$37,187
As of December 31, 2016, we had no net operating loss carryforwards and no capital loss carryforwards. We had a remaining balance of $2.0 billion of partnership tax credit carryforwards that expire in various years through 2036 and $302 million of alternative minimum tax credit carryforwards that have an indefinite carryforward period.
Unrecognized Tax Benefits
The following table displays the changes in our unrecognized tax benefits.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Unrecognized tax benefits as of January 1	$—	$213	$514
Gross decreases—tax positions in prior years	—	(213)	(301)
Unrecognized tax benefits as of December 31(1)	$—	$—	$213
__________

(1)	Amounts exclude tax credits of $91 million as of December 31, 2014.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-45

Notes to Consolidated Financial Statements | Earnings (Loss) Per Share

11. Earnings (Loss) Per Share
The following table displays the computation of basic and diluted earnings (loss) per share of common stock.

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars and shares in millions, except per share amounts)
Net income	$12,313	$10,955	$14,209
Less: Net income attributable to noncontrolling interest	—	(1)	(1)
Net income attributable to Fannie Mae	12,313	10,954	14,208
Dividends distributed or available for distribution to senior preferred stockholder(1)	(12,236)	(11,216)	(15,323)
Net income (loss) attributable to common stockholders	$77	$(262)	$(1,115)
Weighted-average common shares outstanding—Basic(2)	5,762	5,762	5,762
Convertible preferred stock	131	—	—
Weighted-average common shares outstanding—Diluted(2)	5,893	5,762	5,762
Earnings (loss) per share:
Basic	$0.01	$(0.05)	$(0.19)
Diluted	0.01	(0.05)	(0.19)
__________

(1)
Dividends distributed or available for distribution were calculated based on our net worth as of the end of the fiscal quarters for each respective year, less the applicable capital reserve. See “Note 1, Summary of Significant Accounting Policies” for additional information on our senior preferred stock agreement and our payment of dividends to Treasury.

(2)
Includes 4.6 billion for the years ended December 31, 2016, 2015 and 2014, of weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2016, 2015 and 2014, respectively.

12. Segment Reporting
We have two reportable business segments: Single-Family and Multifamily. Our CEO is the chief operating decision maker and allocates resources and assesses performance based on these two business segments. In the fourth quarter of 2016, our CEO changed the way he allocates resources and evaluates operating results. This change resulted in realigning the composition of our reportable business segments to incorporate the activities of the Capital Markets group, which was previously a separate reportable business segment, into the Single-Family or Multifamily segments. The Capital Markets group’s activities relating to single-family mortgage assets were incorporated into the Single-Family segment, and its activities relating to multifamily mortgage assets were incorporated into the Multifamily segment. Mortgage assets, debt funding those assets and associated revenues and expenses previously reported in the Capital Markets group segment are now reported in the Single-Family or Multifamily segments based on whether the underlying mortgage asset is a single-family or multifamily mortgage asset. Administrative expenses previously reported in the Capital Markets group segment have been allocated either directly, where applicable, or indirectly, based on the size of each segment’s mortgage credit book of business. Results of our two business segments are intended to reflect each segment as if it were a stand-alone business. Under our new segment reporting, we have no reconciling items; therefore, the sum of the results for our two business segments equals our consolidated results of operations. We have revised the presentation of our segment results for prior years to be consistent with the current year presentation.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-46

Notes to Consolidated Financial Statements | Segment Reporting

The section below provides a discussion of our business segments.
Single-Family Business Segment

•	Works with our lender customers to acquire and securitize single-family mortgage loans delivered to us by lenders into Fannie Mae MBS.

•	Issues structured Fannie Mae MBS backed by single-family mortgage assets and provides other services to our lender customers.

•
Prices and manages the credit risk on loans in our single-family guaranty book of business. Also enters into transactions that transfer a portion of the credit risk on some of the loans in our single-family guaranty book of business.

•
Works to reduce costs of defaulted single-family loans through home retention solutions and foreclosure alternatives, management of foreclosures and our REO inventory, selling nonperforming loans and pursuing contractual remedies from lenders, servicers and providers of credit enhancement.

Multifamily Business Segment

•	Works with our lender customers to acquire and securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS.

•	Issues structured Fannie Mae MBS backed by multifamily mortgage assets and provides other services to our lender customers.

•	Prices and manages the credit risk on loans in our multifamily guaranty book of business. Lenders retain a portion of the credit risk in most multifamily transactions.

•
Works to reduce costs of defaulted multifamily loans through foreclosure alternatives, management of foreclosures and our REO inventory, and pursuing contractual remedies from lenders, servicers and providers of credit enhancement.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-47

Notes to Consolidated Financial Statements | Segment Reporting

Segment Allocations and Results
Revenues and expenses directly associated with each respective business segment are included in determining its operating results. Other revenues and expenses, including administrative expenses, that are not directly attributable to a particular business segment are allocated based on the size of each segment’s mortgage credit book of business. The substantial majority of our gains and losses associated with our risk management derivatives are allocated to our Single-Family business segment.

	For the Year Ended December 31, 2016
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$19,010	$2,285	$21,295
Fee and other income(2)	521	445	966
Net revenues	19,531	2,730	22,261
Investment gains, net(3)	944	312	1,256
Fair value losses, net(4)	(1,040)	(41)	(1,081)
Administrative expenses	(2,418)	(323)	(2,741)
Credit-related income:(5)
Benefit for credit losses	2,092	63	2,155
Foreclosed property income (expense)	(653)	9	(644)
Total credit-related income	1,439	72	1,511
TCCA fees(6)	(1,845)	—	(1,845)
Other expenses, net	(1,012)	(16)	(1,028)
Income before federal income taxes	15,599	2,734	18,333
Provision for federal income taxes	(5,417)	(603)	(6,020)
Net income attributable to Fannie Mae	$10,182	$2,131	$12,313

	For the Year Ended December 31, 2015
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$19,301	$2,108	$21,409
Fee and other income(2)	636	712	1,348
Net revenues	19,937	2,820	22,757
Investment gains, net(3)	970	366	1,336
Fair value losses, net(4)	(1,505)	(262)	(1,767)
Administrative expenses	(2,711)	(339)	(3,050)
Credit-related income (expense):(5)
Benefit for credit losses	688	107	795
Foreclosed property income (expense)	(1,723)	94	(1,629)
Total credit-related income (expense)	(1,035)	201	(834)
TCCA fees(6)	(1,621)	—	(1,621)
Other income (expenses), net	(831)	218	(613)
Income before federal income taxes	13,204	3,004	16,208
Provision for federal income taxes	(4,593)	(660)	(5,253)
Net income	8,611	2,344	10,955
Less: Net income attributable to noncontrolling interest	—	(1)	(1)
Net income attributable to Fannie Mae	$8,611	$2,343	$10,954

Fannie Mae (In conservatorship) 2016 Form 10-K	F-48

Notes to Consolidated Financial Statements | Segment Reporting

	For the Year Ended December 31, 2014
	Single-Family	Multifamily	Total
	(Dollars in millions)
Net interest income(1)	$18,204	$1,764	$19,968
Fee and other income(2)	5,393	494	5,887
Net revenues	23,597	2,258	25,855
Investment gains, net(3)	675	261	936
Fair value losses, net(4)	(4,788)	(45)	(4,833)
Administrative expenses	(2,467)	(310)	(2,777)
Credit-related income:(5)
Benefit for credit losses	3,850	114	3,964
Foreclosed property income (expense)	(225)	83	(142)
Total credit-related income	3,625	197	3,822
TCCA fees(6)	(1,375)	—	(1,375)
Other income (expenses), net	(718)	240	(478)
Income before federal income taxes	18,549	2,601	21,150
Provision for federal income taxes	(6,410)	(531)	(6,941)
Net income	12,139	2,070	14,209
Less: Net income attributable to noncontrolling interest	—	(1)	(1)
Net income attributable to Fannie Mae	$12,139	$2,069	$14,208
__________

(1)
Net interest income primarily consists of guaranty fees received as compensation for assuming and managing the credit risk on loans underlying Fannie Mae MBS held by third parties for the respective business segment, and the difference between the interest income earned on the respective business segment’s mortgage assets in our retained mortgage portfolio and the interest expense associated with the debt funding those assets. Revenues from single-family guaranty fees include revenues generated by the 10 basis point increase in guaranty fees we implemented in 2012 pursuant to TCCA.

(2)
Single-Family fee and other income primarily consists of compensation for engaging in structured transactions and providing other lender services, and income resulting from settlement agreements resolving certain claims relating to PLS sold to us or that we have guaranteed. Multifamily fee and other income consists of fees associated with multifamily business activities, including yield maintenance income.

(3)	Investment gains and losses primarily consists of gains and losses on the sale of mortgage assets for the respective business segment.

(4)
Single-Family fair value gains and losses primarily consist of fair value gains and losses on risk management and mortgage commitment derivatives, trading securities and other financial instruments associated with our single-family mortgage credit book of business. Multifamily fair value gains and losses primarily consist of fair value gains and losses on MBS commitment derivatives, trading securities and other financial instruments associated with our multifamily mortgage credit book of business.

(5)
Credit-related income or expense is based on the guaranty book of business of the respective business segment and consists of the applicable segment’s benefit or provision for credit losses and foreclosed property expense on loans underlying the segment’s guaranty book of business.

(6)	Consists of the portion of our single-family guaranty fees that is remitted to Treasury pursuant to the TCCA.
The following table displays total assets by segment.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Single-Family	$3,029,727	$2,993,495	$3,031,019
Multifamily	258,241	228,422	217,157
Total assets	$3,287,968	$3,221,917	$3,248,176

Fannie Mae (In conservatorship) 2016 Form 10-K	F-49

Notes to Consolidated Financial Statements | Segment Reporting

We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
13.  Equity
Common Stock
Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion as of December 31, 2016 and 2015.
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
Preferred Stock
The following table displays our senior preferred stock and preferred stock outstanding.

		Issued and Outstanding as of December 31,						Annual Dividend Rate as of December 31, 2016
		2016		2015		Stated Value per Share
Title	Issue Date	Shares	Amount	Shares	Amount					Redeemable on or After
(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$117,149	1	$117,149	$117,149	(1)	N/A	(2)	N/A	(3)

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		0.730	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		0.610	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-I(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		7.750	(11)	December 31, 2010	(12)
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013
Total		556	$19,130	556	$19,130
__________

Fannie Mae (In conservatorship) 2016 Form 10-K	F-50

Notes to Consolidated Financial Statements | Equity

(1)	Initial stated value per share was $1,000. Based on our draws of funds under the senior preferred stock purchase agreement with Treasury, the stated value per share on December 31, 2016 was $117,149.

(2)
For the dividend period ended December 31, 2016, the dividend is calculated based on our net worth as of September 30, 2016, less the applicable capital reserve amount of $1.2 billion. The capital reserve amount is $600 million for each dividend period in 2017. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.

(3)
Any liquidation preference of our senior preferred stock in excess of $1.0 billion may be repaid through an issuance of common or preferred stock, which would require the consent of the conservator and Treasury. The initial $1.0 billion liquidation preference may be repaid only in conjunction with termination of the senior preferred stock purchase agreement.

(4)
Rate effective March 31, 2016. Variable dividend rate resets every two years at a per annum rate equal to the two-year Constant Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year.

(5)	Represents initial call date. Redeemable every two years thereafter.

(6)	Rate effective September 30, 2016. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year.

(7)	Rate effective December 31, 2016. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% or 10-year CMT rate plus 2.375%.

(8)	Issued and outstanding shares were 24,922 as of December 31, 2016 and 2015.

(9)	Rate effective December 31, 2016. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% or 3-Month LIBOR plus 0.75%.

(10)
On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(11)	Rate effective December 31, 2016. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%.

(12)	Represents initial call date. Redeemable every five years thereafter.

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
Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the years ended December 31, 2016 or 2015.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-51

Notes to Consolidated Financial Statements | Equity

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
Variable Liquidation Preference Senior Preferred Stock, Series 2008-2
Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. To the extent dividends payable in any period are not paid in cash, the dividends will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment provided in the senior preferred stock purchase agreement and any quarterly commitment fee payable under the senior preferred stock purchase agreement that is not paid in cash to or waived by Treasury will be added to the liquidation preference of the senior preferred stock. As of December 31, 2016, we have received a total of $116.1 billion under Treasury’s funding commitment and the aggregate liquidation preference of the senior preferred stock was $117.1 billion.
Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared, out of legally available funds, cumulative quarterly cash dividends. Dividends declared and paid on our senior preferred stock were $9.6 billion, $10.3 billion and $20.6 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Effective January 1, 2013, the amount of dividends payable on the senior preferred stock for a dividend period is determined based on our net worth as of the end of the immediately preceding fiscal quarter. For each dividend period from January 1, 2013 through and including December 31, 2017, the dividend amount will be the amount, if any, by which our net worth as of the end of the immediately preceding fiscal quarter exceeds an applicable capital reserve amount. The capital reserve amount was $1.8 billion and $1.2 billion for dividend periods in 2015 and 2016, respectively, and decreased to $600 million for dividend periods in 2017. For each dividend period beginning in 2018, the dividend amount will be the entire amount of our net worth, if any, as of the end of the immediately preceding fiscal quarter.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-52

Notes to Consolidated Financial Statements | Equity

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
Common Stock Warrant
The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to Fannie Mae of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of February 17, 2017, Treasury has not exercised the warrant.
Senior Preferred Stock Purchase Agreement with Treasury
Funding Commitment
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2016. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remained at $117.1 billion as of December 31, 2016.
While we had a positive net worth as of December 31, 2016, in some future periods we could have a net worth deficit and, if so, will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. As of December 31, 2016, the remaining amount of funding available to us under the agreement was $117.6 billion.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-53

Notes to Consolidated Financial Statements | Equity

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

•
Incur indebtedness that would result in our aggregate indebtedness exceeding $479.0 billion through December 31, 2016. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own under the senior preferred stock purchase agreement on December 31 of the immediately preceding calendar year;

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

The agreement, as amended, also provides that we may not own mortgage assets in excess of $339.3 billion as of December 31, 2016. On each December 31 thereafter, we are required to reduce our mortgage assets to 85% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. In 2014, FHFA requested that we revise our portfolio plan to cap the portfolio each year at 90% of the annual limit under our senior preferred stock purchase agreement with Treasury. FHFA’s request noted that we may seek FHFA permission to increase this cap up to 95% of the annual limit under our senior preferred stock purchase agreement with Treasury upon written request and with a documented basis for exception, such as changed market conditions.
Under the agreement, the effect of changes in generally accepted accounting principles that occurred subsequent to the date of the agreement and that require us to recognize additional mortgage assets in our consolidated

Fannie Mae (In conservatorship) 2016 Form 10-K	F-54

Notes to Consolidated Financial Statements | Equity

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
In addition, the agreement provides that we may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executive officer or other executive officer (each as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. As of December 31, 2016, we were in compliance with the senior preferred stock purchase agreement covenants.
We are required to provide an annual risk management plan to Treasury each year we remain in conservatorship. Each plan is required to set out our strategy for reducing our risk profile, describe the actions we will take to reduce the financial and operational risk associated with each of our business segments, and include an assessment of our performance against the planned actions described in the prior year’s plan. We submitted our most recent annual risk management plan to Treasury in December 2016.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-55

Notes to Consolidated Financial Statements | Equity

Accumulated Other Comprehensive Income
The following table displays our accumulated other comprehensive income.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Net unrealized gains on AFS securities for which we have not recorded OTTI, net of tax	$135	$455	$592
Net unrealized gains on AFS securities for which we have recorded OTTI, net of tax	581	903	1,529
Prior service credit (cost) and actuarial gains (losses), net of amortization, and other, net of tax	43	49	(388)
Accumulated other comprehensive income	$759	$1,407	$1,733
The table below displays changes in accumulated other comprehensive income, net of tax.

	For the Year Ended December 31,
	2016			2015
	AFS Securities(1)	Other	Total	AFS Securities(1)	Other(2)	Total

Beginning balance	$1,358	$49	$1,407	$2,121	$(388)	$1,733
Other comprehensive income (loss) before reclassifications	(55)	2	(53)	(280)	17	(263)
Amounts reclassified from other comprehensive income (loss)	(587)	(8)	(595)	(483)	420	(63)
Net other comprehensive income (loss)	(642)	(6)	(648)	(763)	437	(326)
Ending balance	$716	$43	$759	$1,358	$49	$1,407
__________

(1)
The amounts reclassified from accumulated other comprehensive income represent the gain or loss recognized in earnings due to a sale of an AFS security or the recognition of a net impairment recognized in earnings, which are recorded in “Investments gains, net” in our consolidated statements of operations and comprehensive income.

(2)
The amounts reclassified from accumulated other comprehensive income in 2015 includes a reclassification adjustment related to the termination of the defined benefit pension plans, which is recorded in “Administrative expenses” and “Provision for federal income taxes,” in our consolidated statements of operations and comprehensive income. The defined benefit pension plans were terminated and all remaining benefits were distributed during the third quarter of 2015.

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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-56

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. We had a positive net worth of $6.1 billion and $4.1 billion as of December 31, 2016 and 2015, respectively.
The following table displays our regulatory capital classification measures.

	As of December 31,
	2016	2015
	(Dollars in millions)
Core capital(1)	$(111,836)	$(114,526)
Statutory minimum capital requirement(2)	24,351	25,144
Deficit of core capital over statutory minimum capital requirement	$(136,187)	$(139,670)
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
As of December 31, 2016 and 2015, we had a minimum capital deficiency of $136.2 billion and $139.7 billion, respectively. Under the terms of the senior preferred stock purchase agreement with Treasury, beginning January 1, 2013, we are required to pay Treasury each quarter dividends when, as and if declared, equal to the excess of our net worth as of the end of the immediately preceding fiscal quarter over an applicable capital reserve amount. As a result, in periods in which we have net worth, our minimum capital deficiency will decline to the extent of our net worth but the deficiency will increase in the subsequent period as we pay Treasury the corresponding senior preferred stock dividend. See “Note 13, Equity” for more information on capital and the terms of our senior preferred stock purchase agreement with Treasury. Set forth below are additional restrictions related to our capital requirements.
Restrictions on Capital Distributions and Dividends
Statutory Restrictions. Under the GSE Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, we must obtain the approval of the Director of FHFA for any dividend payment. Under the Charter Act and the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized. The Director of FHFA, however, may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-57

Notes to Consolidated Financial Statements | Regulatory Capital Requirements

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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-58

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

The following table displays the regional geographic concentration of single-family and multifamily loans in our guaranty book of business, measured by the unpaid principal balance of the loans.

	Geographic Concentration(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(2)		Percentage of Multifamily Guaranty Book of Business(3)
	As of December 31,		As of December 31,
	2016	2015	2016	2015
Midwest	15%	15%	9%	9%
Northeast	18	19	16	17
Southeast	22	22	25	23
Southwest	17	16	22	21
West	28	28	28	30
Total	100%	100%	100%	100%
__________

(1)
Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our total single-family conventional guaranty book of business as of December 31, 2016 and 2015.

(3)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of December 31, 2016 and 2015.

Risk Characteristics of our Guaranty Book of Business
One of the measures by which we gauge our performance risk under our guaranty is the delinquency status of the mortgage loans we hold in our retained mortgage portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-59

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

The following tables display the delinquency status and serious delinquency rates for specified loan categories of our single-family conventional and total multifamily guaranty book of business.

	As of December 31,
	2016(1)			2015(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.30%	0.36%	1.18%	1.27%	0.37%	1.59%
Percentage of single-family conventional loans(4)	1.51	0.41	1.20	1.46	0.41	1.55

	As of December 31,
	2016(1)		2015(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Seriously Delinquent Rate(2)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	2%	10.44%	3%	10.76%
Geographical distribution:
California	19	0.50	20	0.58
Florida	6	1.89	6	2.86
New Jersey	4	3.07	4	4.87
New York	5	2.65	5	3.55
All other states	66	1.11	65	1.34
Product distribution:
Alt-A	3	5.00	4	6.53
Vintages:
2004 and prior	5	2.82	5	3.06
2005-2008	8	6.39	10	7.60
2009-2016	87	0.36	85	0.36
__________

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of December 31, 2016 and 2015.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process as of December 31, 2016 and 2015.

(3)
Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

	As of December 31,
	2016(1)(2)		2015(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.02%	0.05%	0.03%	0.07%

Fannie Mae (In conservatorship) 2016 Form 10-K	F-60

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

	As of December 31,
	2016(1)		2015(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original LTV ratio:
Greater than 80%	2%	0.22%	3%	0.40%
Less than or equal to 80%	98	0.05	97	0.06
Current DSCR less than 1.0(5)	2	1.96	2	1.51
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of December 31, 2016 and 2015, excluding loans that have been defeased.

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
The Alt-A mortgage loans and Fannie Mae MBS backed by Alt-A loans of $87.4 billion in unpaid principal balance represented 3% of our single-family mortgage credit book of business as of December 31, 2016, compared with $103.1 billion in unpaid principal balance which represented 4% of our single-family mortgage credit book of business as of December 31, 2015.
Other Concentrations
Mortgage Sellers and Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage sellers and servicers may also be obligated to repurchase loans or foreclosed properties, reimburse us for losses or provide other remedies under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if certain loan representations and warranties are violated or if mortgage insurers rescind coverage. However, under our revised representation and warranty framework, we no longer require repurchase for loans that have breaches of certain selling representations and warranties if they have met specified criteria for relief. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced approximately 39% of our single-family guaranty book of business as of December 31, 2016, compared with

Fannie Mae (In conservatorship) 2016 Form 10-K	F-61

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

approximately 44% as of December 31, 2015. Our five largest multifamily mortgage servicers, including their affiliates, serviced approximately 47% of our multifamily guaranty book of business as of December 31, 2016, compared with approximately 45% as of December 31, 2015.
If a significant mortgage seller or servicer counterparty, or a number of mortgage sellers or servicers, fails to meet their obligations to us, it could result in an increase in our credit losses and credit-related expense, and have an adverse effect on our results of operations and financial condition.
Mortgage Insurers.  Mortgage insurance “risk in force” generally represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $126.2 billion and $117.9 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2016 and 2015, respectively, which represented 4% of our single-family guaranty book of business as of December 31, 2016 and 2015. Our primary mortgage insurance coverage risk in force was $125.6 billion and $117.2 billion as of December 31, 2016 and 2015, respectively. Our pool mortgage insurance coverage risk in force was $617 million and $736 million as of December 31, 2016 and 2015, respectively. Our top three mortgage insurance companies provided 66% of our mortgage insurance coverage risk in force as of December 31, 2016 and 68% as of December 31, 2015.
Of our largest primary mortgage insurers, PMI Mortgage Insurance Co. (“PMI”), Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”) are under various forms of supervised control by their state regulators and are in run-off. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. These three mortgage insurers provided a combined $8.0 billion, or 6%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2016.
PMI and Triad have been paying only a portion of policyholder claims and deferring the remaining portion. PMI is currently paying 71.5% of claims under its mortgage insurance policies in cash and is deferring the remaining 28.5%, and Triad is currently paying 75% of claims in cash and deferring the remaining 25%. It is uncertain whether PMI or Triad will be permitted in the future to pay any remaining deferred policyholder claims and/or increase or decrease the amount of cash they pay on claims. RMIC is no longer deferring payments on policyholder claims and has paid us amounts of its previously outstanding deferred payment obligations to bring payment on our claims to 100%; however, RMIC remains in run-off and under the supervisory control of its state regulator. We were not paid interest to compensate us for the amount of time RMIC’s deferred payment obligations were outstanding.
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
When we estimate the credit losses that are inherent in our mortgage loans and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves. As of December 31, 2016 and 2015, the amount by which our estimated benefit from mortgage insurance reduced our total loss reserves was $1.4 billion and $2.3 billion, respectively.
We had outstanding receivables of $1.0 billion recorded in “Other assets” in our consolidated balance sheets as of December 31, 2016 and $1.2 billion as of December 31, 2015 related to amounts claimed on insured, defaulted loans excluding government insured loans. Of this amount, $141 million as of December 31, 2016 and $241 million as of December 31, 2015 was due from our mortgage sellers or servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $638 million as of December 31, 2016 and $770 million as of December 31, 2015. The valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2016 and 2015.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-62

Notes to Consolidated Financial Statements | Concentrations of Credit Risk

Financial Guarantors. We are the beneficiary of non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The total unpaid principal balance of guaranteed non-agency securities in our retained mortgage portfolio was $1.4 billion and $3.2 billion as of December 31, 2016 and 2015, respectively.
If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have an adverse effect on our earnings, liquidity, financial condition and net worth. With the exception of Ambac Assurance Corporation (“Ambac”), which is operating under a deferred payment obligation and paying 45% on policyholder claims, none of our remaining non-governmental financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Ambac provided coverage on $707 million, or 50%, of our total non-governmental financial guarantees on non-agency securities held in our retained mortgage portfolio as of December 31, 2016. When assessing our securities for impairment, we consider the benefit of non-governmental financial guarantees from those guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $11.6 billion as of December 31, 2016 and $16.7 billion as of December 31, 2015.
Multifamily Lenders with Risk Sharing.  We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on both Delegated Underwriting and Servicing (“DUS”) and non-DUS multifamily loans was $54.8 billion as of December 31, 2016, compared with $46.2 billion as of December 31, 2015. As of December 31, 2016, 43% of our maximum potential loss recovery on multifamily loans was from four DUS lenders, compared with 40% as of December 31, 2015.
Parties Associated with Our Off-Balance Sheet Transactions.  We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.
We have entered into guarantees for which we have not recognized a guaranty obligation in our consolidated balance sheets relating to periods prior to 2003, the effective date of accounting guidance related to guaranty accounting. Our maximum potential exposure under these guarantees was $4.7 billion as of December 31, 2016 and $5.6 billion as of December 31, 2015. If we were required to make payments under these guarantees, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third parties that provided a maximum coverage of $2.0 billion as of December 31, 2016 and $2.4 billion as of December 31, 2015.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-63

Notes to Consolidated Financial Statements | Netting Arrangements

	As of December 31, 2016
			Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$3,688	$(3,667)	$21		$—	$—	$21
Cleared risk management derivatives	849	(847)	2		—	—	2
Mortgage commitment derivatives	631	—	631		(357)	(22)	252
Total derivative assets	5,168	(4,514)	654	(4)	(357)	(22)	275
Securities purchased under agreements to resell or similar arrangements(5)	51,115	—	51,115		—	(51,115)	—
Total assets	$56,283	$(4,514)	$51,769		$(357)	$(51,137)	$275

Liabilities:
OTC risk management derivatives	$(4,905)	$4,520	$(385)		$—	$—	$(385)
Cleared risk management derivatives	(2,415)	2,324	(91)		—	91	—
Mortgage commitment derivatives	(737)	—	(737)		357	16	(364)
Total derivative liabilities	(8,057)	6,844	(1,213)	(4)	357	107	(749)
Total liabilities	$(8,057)	$6,844	$(1,213)		$357	$107	$(749)

	As of December 31, 2015
			Net Amount Presented in our Consolidated Balance Sheets		Amounts Not Offset in our Consolidated Balance Sheets
	Gross Amount	Gross Amount Offset(1)			Financial Instruments(2)	Collateral(3)	Net Amount
	(Dollars in millions)
Assets:
OTC risk management derivatives	$4,042	$(4,021)	$21		$—	$(18)	$3
Cleared risk management derivatives	708	(3)	705		—	—	705
Mortgage commitment derivatives	140	—	140		(119)	(3)	18
Total derivative assets	4,890	(4,024)	866	(4)	(119)	(21)	726
Securities purchased under agreements to resell or similar arrangements(5)	37,950	—	37,950		—	(37,950)	—
Total assets	$42,840	$(4,024)	$38,816		$(119)	$(37,971)	$726

Liabilities:
OTC risk management derivatives	$(6,118)	$5,861	$(257)		$—	$—	$(257)
Cleared risk management derivatives	(2,796)	2,789	(7)		—	—	(7)
Mortgage commitment derivatives	(158)	—	(158)		119	(1)	(40)
Total derivative liabilities	(9,072)	8,650	(422)	(4)	119	(1)	(304)
Securities sold under agreements to repurchase or similar arrangements	(62)	—	(62)		—	62	—
Total liabilities	$(9,134)	$8,650	$(484)		$119	$61	$(304)
________

(1)
Represents the effect of the right to offset under legally enforceable master netting arrangements to settle with the same counterparty on a net basis, including cash collateral posted and received and accrued interest.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-64

Notes to Consolidated Financial Statements | Netting Arrangements

(2)
Mortgage commitment derivative amounts reflect where we have recognized both an asset and a liability with the same counterparty under an enforceable master netting arrangement but we have not elected to offset the related amounts in our consolidated balance sheets.

(3)
Represents non-cash collateral received that has not been recognized and not offset in our consolidated balance sheets as well as non-cash collateral posted which has been recognized but not offset in our consolidated balance sheets. Does not include collateral held or posted in excess of our exposure. The fair value of non-cash collateral we pledged was $1.3 billion and $197 million as of December 31, 2016 and December 31, 2015, respectively, which the counterparty was permitted to sell or repledge. The fair value of non-cash collateral received was $51.2 billion and $38.0 billion, of which $45.5 billion and $36.2 billion could be sold or repledged as of December 31, 2016 and December 31, 2015, respectively. None of the underlying collateral was sold or repledged as of December 31, 2016 and December 31, 2015.

(4)
Excludes derivative assets of $33 million and $28 million as of December 31, 2016 and 2015, respectively, and derivative liabilities of $2 million recognized in our consolidated balance sheets as of December 31, 2016 and 2015, that are not subject to enforceable master netting arrangements.

(5)
Includes $20.7 billion and $10.6 billion of securities purchased under agreements to resell classified as “Cash and cash equivalents” in our consolidated balance sheets as of December 31, 2016 and 2015, respectively.

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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-65

Notes to Consolidated Financial Statements | Fair Value

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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-66

Notes to Consolidated Financial Statements | Fair Value

Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option.

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$3,934	$835	$—	$4,769
Freddie Mac	—	936	—	—	936
Ginnie Mae	—	1,122	—	—	1,122
Alt-A private-label securities	—	46	271	—	317
Subprime private-label securities	—	319	—	—	319
CMBS	—	761	—	—	761
Mortgage revenue bonds	—	—	21	—	21
Non-mortgage-related securities:
U.S. Treasury securities	32,317	—	—	—	32,317
Total trading securities	32,317	7,118	1,127	—	40,562
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	2,324	230	—	2,554
Freddie Mac	—	504	5	—	509
Ginnie Mae	—	38	—	—	38
Alt-A private-label securities	—	1,119	172	—	1,291
Subprime private-label securities	—	1,373	45	—	1,418
CMBS	—	819	—	—	819
Mortgage revenue bonds	—	—	1,272	—	1,272
Other	—	33	429	—	462
Total available-for-sale securities	—	6,210	2,153	—	8,363
Mortgage loans	—	10,860	1,197	—	12,057
Other assets:
Risk management derivatives:
Swaps	—	4,159	137	—	4,296
Swaptions	—	241	—	—	241
Other	—	—	33	—	33
Netting adjustment	—	—	—	(4,514)	(4,514)
Mortgage commitment derivatives	—	619	12	—	631
Total other assets	—	5,019	182	(4,514)	687
Total assets at fair value	$32,317	$29,207	$4,659	$(4,514)	$61,669

Fannie Mae (In conservatorship) 2016 Form 10-K	F-67

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior floating	$—	$9,235	$347	$—	$9,582
Total of Fannie Mae	—	9,235	347	—	9,582
Of consolidated trusts	—	36,283	241	—	36,524
Total long-term debt	—	45,518	588	—	46,106
Other liabilities:
Risk management derivatives:
Swaps	—	6,933	48	—	6,981
Swaptions	—	339	—	—	339
Other	—	—	2	—	2
Netting adjustment	—	—	—	(6,844)	(6,844)
Mortgage commitment derivatives	—	649	88	—	737
Total other liabilities	—	7,921	138	(6,844)	1,215
Total liabilities at fair value	$—	$53,439	$726	$(6,844)	$47,321

Fannie Mae (In conservatorship) 2016 Form 10-K	F-68

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$4,813	$—	$—	$4,813
Freddie Mac	—	1,314	—	—	1,314
Ginnie Mae	—	426	—	—	426
Alt-A private-label securities	—	131	305	—	436
Subprime private-label securities	—	—	644	—	644
CMBS	—	2,341	—	—	2,341
Mortgage revenue bonds	—	—	449	—	449
Non-mortgage-related securities:
U.S. Treasury securities	29,485	—	—	—	29,485
Total trading securities	29,485	9,025	1,398	—	39,908
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	4,221	—	—	4,221
Freddie Mac	—	4,295	4	—	4,299
Ginnie Mae	—	391	—	—	391
Alt-A private-label securities	—	1,637	1,041	—	2,678
Subprime private-label securities	—	—	3,281	—	3,281
CMBS	—	1,255	—	—	1,255
Mortgage revenue bonds	—	—	2,701	—	2,701
Other	—	—	1,404	—	1,404
Total available-for-sale securities	—	11,799	8,431	—	20,230
Mortgage loans	—	12,598	1,477	—	14,075
Other assets:
Risk management derivatives:
Swaps	—	4,541	156	—	4,697
Swaptions	—	53	—	—	53
Other	—	—	28	—	28
Netting adjustment	—	—	—	(4,024)	(4,024)
Mortgage commitment derivatives	—	135	5	—	140
Total other assets	—	4,729	189	(4,024)	894
Total assets at fair value	$29,485	$38,151	$11,495	$(4,024)	$75,107

Fannie Mae (In conservatorship) 2016 Form 10-K	F-69

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-70

Notes to Consolidated Financial Statements | Fair Value

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2016
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2016(5)(6)
	Balance, December 31, 2015	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2016
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$(1)	$(24)	$860	$835	$—
Freddie Mac	—	—		—	—	—	—	—	(1)	1	—	—
Alt-A private-label securities	305	(1)		—	—	—	—	(33)	—	—	271	(1)
Subprime private-label securities	644	(32)		—	—	(231)	—	(18)	(363)	—	—	—
Mortgage revenue bonds	449	33		—	—	(448)	—	(13)	—	—	21	(2)
Total trading securities	$1,398	$—	(6)(7)	$—	$—	$(679)	$—	$(65)	$(388)	$861	$1,127	$(3)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$—	$—	$—	$—	$(1)	$231	$230	$—
Freddie Mac	4	—		—	—	—	—	—	(4)	5	5	—
Alt-A private-label securities	1,041	14		(24)	—	(291)	—	(52)	(516)	—	172	—
Subprime private-label securities	3,281	170		(209)	—	(706)	—	(168)	(2,323)	—	45	—
Mortgage revenue bonds	2,701	132		(34)	—	(1,129)	—	(398)	—	—	1,272	—
Other	1,404	—		(12)	—	(605)	—	(74)	(284)	—	429	—
Total available-for-sale securities	$8,431	$316	(7)(8)	$(279)	$—	$(2,731)	$—	$(692)	$(3,128)	$236	$2,153	$—

Mortgage loans	$1,477	$129	(6)(7)	$—	$36	$(392)	$—	$(255)	$(77)	$279	$1,197	$17
Net derivatives	157	15	(6)	—	—	—	(8)	(122)	2	—	44	(132)
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	$22		$—	$—	$—	$—	$—	$—	$—	$(347)	$22
Of consolidated trusts	(496)	(75)		—	—	—	(74)	378	215	(189)	(241)	(9)
Total long-term debt	$(865)	$(53)	(6)	$—	$—	$—	$(74)	$378	$215	$(189)	$(588)	$13

Fannie Mae (In conservatorship) 2016 Form 10-K	F-71

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2015
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2015(5)(6)
	Balance, December 31, 2014	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2015
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$305	$(27)		$—	$—	$(2)	$—	$—	$(278)	$2	$—	$—
Alt-A private-label securities	597	36		—	—	(267)	—	(45)	(44)	28	305	15
Subprime private-label securities	1,307	36		—	—	(611)	—	(88)	—	—	644	10
Mortgage revenue bonds	722	(41)		—	—	(220)	—	(12)	—	—	449	(33)
Other	99	4		—	—	(100)	—	(3)	—	—	—	—
Total trading securities	$3,030	$8	(6)(7)	$—	$—	$(1,200)	$—	$(148)	$(322)	$30	$1,398	$(8)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$—	$—		$—	$421	$(425)	$—	$(8)	$—	$12	$—	$—
Freddie Mac	6	—		—	—	—	—	(1)	(2)	1	4	—
Alt-A private-label securities	3,140	215		(173)	—	(1,504)	—	(436)	(538)	337	1,041	—
Subprime private-label securities	5,240	599		(382)	—	(1,575)	—	(601)	—	—	3,281	—
Mortgage revenue bonds	4,023	51		(104)	—	(410)	—	(859)	—	—	2,701	—
Other	2,671	(26)		(2)	—	(1,012)	—	(227)	—	—	1,404	—
Total available-for-sale securities	$15,080	$839	(7)(8)	$(661)	$421	$(4,926)	$—	$(2,132)	$(540)	$350	$8,431	$—

Mortgage loans	$1,833	$57	(6)(7)	$—	$5	$—	$—	$(350)	$(377)	$309	$1,477	$(20)
Net derivatives	45	(55)	(6)	—	—	—	(4)	169	(7)	9	157	(2)
Long-term debt:
Of Fannie Mae:
Senior floating	$(363)	$(6)		$—	$—	$—	$—	$—	$—	$—	$(369)	$(6)
Of consolidated trusts	(527)	(9)		—	—	—	(66)	57	228	(179)	(496)	17
Total long-term debt	$(890)	$(15)	(6)	$—	$—	$—	$(66)	$57	$228	$(179)	$(865)	$11

Fannie Mae (In conservatorship) 2016 Form 10-K	F-72

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2014
		Total Gains (Losses) (Realized/Unrealized)										Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2014(5)(6)
	Balance, December 31, 2013	Included in Net Income		Included in Total Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, December 31, 2014
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$42	$(27)		$—	$6	$—	$—	$(2)	$(39)	$325	$305	$(18)
Freddie Mac	2	—		—	—	—	—	—	(2)	—	—	—
Alt-A private-label securities	618	88		—	—	(58)	—	(81)	(226)	256	597	97
Subprime private-label securities	1,448	270		—	—	(241)	—	(170)	—	—	1,307	234
Mortgage revenue bonds	565	168		—	—	—	—	(11)	—	—	722	160
Other	99	13		—	—	—	—	(13)	—	—	99	13
Total trading securities	$2,774	$512	(6)(7)	$—	$6	$(299)	$—	$(277)	$(267)	$581	$3,030	$486

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$7	$—		$—	$—	$—	$—	$(1)	$(8)	$2	$—	$—
Freddie Mac	8	—		—	—	—	—	(1)	(2)	1	6	—
Alt-A private-label securities	3,791	172		(26)	—	(393)	—	(471)	(1,738)	1,805	3,140	—
Subprime private-label securities	7,068	447		301	—	(1,730)	—	(846)	—	—	5,240	—
Mortgage revenue bonds	5,253	(32)		554	—	(70)	—	(1,682)	—	—	4,023	—
Other	2,885	19		103	—	—	—	(336)	—	—	2,671	—
Total available-for-sale securities	$19,012	$606	(7)(8)	$932	$—	$(2,193)	$—	$(3,337)	$(1,748)	$1,808	$15,080	$—

Mortgage loans	$2,704	$260	(6)(7)	$—	$36	$—	$—	$(344)	$(1,113)	$290	$1,833	$53
Net derivatives	(40)	103	(6)	—	—	—	—	(21)	(2)	5	45	77
Long-term debt:
Of Fannie Mae:
Senior floating	$(955)	$(142)		$—	$—	$—	$(750)	$19	$1,465	$—	$(363)	$(97)
Of consolidated trusts	(518)	(53)		—	—	—	(1)	62	111	(128)	(527)	(49)
Total long-term debt	$(1,473)	$(195)	(6)	$—	$—	$—	$(751)	$81	$1,576	$(128)	$(890)	$(146)
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

(4)
Transfers out of Level 3 consisted primarily of private-label mortgage-related securities and credit risk sharing securities issued under our CAS series. Prices for these securities are obtained from multiple third-party vendors or dealers and have demonstrated an increased and sustained level of observability over time. Transfers out of Level 3 also occurred for mortgage loans for which unobservable inputs used in valuations became less significant. Transfers into Level 3 consisted primarily of Fannie Mae securities backed by private-label mortgage-related securities and private-label mortgage-related

Fannie Mae (In conservatorship) 2016 Form 10-K	F-73

Notes to Consolidated Financial Statements | Fair Value

securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and OTTI are not considered unrealized and are not included in this amount.

(6)	Gains (losses) are included in “Fair value losses, net” in our consolidated statements of operations and comprehensive income.

(7)	Gains (losses) are included in “Net interest income” in our consolidated statements of operations and comprehensive income.

(8)	Gains (losses) are included in “Investment gains, net” in our consolidated statements of operations and comprehensive income.
The following tables display valuation techniques and the range and the weighted average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	$809	Consensus
	26	Other
Total agency	835
Alt-A private-label securities	232	Consensus	Default Rate (%)	0.4	-	10.9	8.2
			Prepayment Speed (%)	4.3	-	7.4	6.6
			Severity (%)	71.0	-	95.0	88.9
			Spreads (bps)	244.6	-	253.9	251.5
	39	Consensus
Total Alt-A private-label securities	271
Mortgage revenue bonds	19	Discounted Cash Flow	Spreads (bps)	13.0	-	268.2	252.2
	2	Other
Total mortgage revenue bonds	21
Total trading securities	$1,127

Fannie Mae (In conservatorship) 2016 Form 10-K	F-74

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2016
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$129	Single Vendor	Prepayment Speed (%)	124.8	-	165.5	142.4
			Spreads (bps)	175.0	-	210.0	182.5
	72	Consensus
	34	Other
Total agency	235
Alt-A private-label securities	93	Single Vendor	Default Rate (%)	2.5	-	8.0	3.8
			Prepayment Speed (%)	3.0	-	11.0	4.9
			Severity (%)	38.0	-	80.0	48.1
			Spreads (bps)	266.1	-	306.8	297.1
	45	Discounted Cash Flow	Spreads (bps)	361.0	-	450.0	406.0
	34	Other
Total Alt-A private-label securities	172
Subprime private-label securities	45	Other
Mortgage revenue bonds	684	Single Vendor	Spreads (bps)	(16.8)	-	336.9	44.3
	126	Single Vendor
	435	Discounted Cash Flow	Spreads (bps)	(16.8)	-	391.1	260.0
	27	Other
Total mortgage revenue bonds	1,272
Other	47	Consensus	Default Rate (%)	0.5	-	3.5	3.5
			Prepayment Speed (%)	2.5	-	6.0	2.5
			Severity (%)	20.0	-	88.0	87.5
			Spreads (bps)	221.6	-	300.2	237.7
	348	Discounted Cash Flow	Default Rate (%)	2.3			2.3
			Prepayment Speed (%)	0.5			0.5
			Severity (%)	95.0			95.0
			Spreads (bps)	190.0	-	450.0	449.1
	34	Other
Total other	429
Total available-for-sale securities	$2,153
Mortgage loans:
Single-family	$516	Build-Up
	300	Consensus
	218	Other
Total single-family	1,034
Multifamily	163	Build-Up	Spreads (bps)	55.0	-	305.2	140.2
Total mortgage loans	$1,197
Net derivatives	$10	Internal Model
	89	Dealer Mark
	21	Discounted Cash Flow
	(76)	Other
Total net derivatives	$44
Long-term debt:
Of Fannie Mae:
Senior floating	$(347)	Discounted Cash Flow
Of consolidated trusts	(241)	Other
Total long-term debt	$(588)

Fannie Mae (In conservatorship) 2016 Form 10-K	F-75

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Alt-A private-label securities	$305	Consensus	Default Rate (%)	1.3	-	4.9	3.6
			Prepayment Speed (%)	2.2	-	4.5	3.7
			Severity (%)	20.5	-	95.0	69.3
			Spreads (bps)	219.0	-	263.3	253.1
Total Alt-A private-label securities	305
Subprime private-label securities	526	Consensus	Default Rate (%)	4.2	-	8.4	5.9
			Prepayment Speed (%)	0.4	-	5.3	3.3
			Severity (%)	55.9	-	95.0	73.7
			Spreads (bps)	285.0			285.0
	73	Consensus
	45	Other
Total subprime private-label securities	644
Mortgage revenue bonds	437	Discounted Cash Flow	Spreads (bps)	1.5	-	376.2	298.9
	12	Other
Total mortgage revenue bonds	449
Total trading securities	$1,398

Fannie Mae (In conservatorship) 2016 Form 10-K	F-76

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	$4	Other
Alt-A private-label securities	671	Consensus	Default Rate (%)	0.5	-	40.7	3.4
			Prepayment Speed (%)	1.7	-	72.6	13.5
			Severity (%)	1.4	-	95.0	58.5
			Spreads (bps)	225.6	-	280.4	260.0
	201	Consensus
	169	Discounted Cash Flow	Default Rate (%)	4.0	-	5.0	4.8
			Prepayment Speed (%)	4.0	-	7.5	6.4
			Severity (%)	50.0	-	64.0	59.2
			Spreads (bps)	260.0	-	369.4	296.5
Total Alt-A private-label securities	1,041
Subprime private-label securities	343	Single Vendor	Default Rate (%)	2.5	-	7.5	4.8
			Prepayment Speed (%)	1.9	-	5.7	3.3
			Severity (%)	67.6	-	85.7	72.7
			Spreads (bps)	285.0	-	340.0	299.6
	1,848	Consensus	Default Rate (%)	0.5	-	11.3	5.9
			Prepayment Speed (%)	0.5	-	11.2	3.8
			Severity (%)	20.0	-	95.0	79.0
			Spreads (bps)	255.0	-	285.0	283.3
	945	Consensus
	145	Other
Total subprime private-label securities	3,281
Mortgage revenue bonds	991	Single Vendor	Spreads (bps)	(33.1)	-	386.8	37.9
	1,462	Discounted Cash Flow	Spreads (bps)	(15.8)	-	379.1	283.8
	248	Other
Total mortgage revenue bonds	2,701
Other	683	Consensus	Default Rate (%)	0.5	-	4.6	3.4
			Prepayment Speed (%)	2.5	-	15.5	4.7
			Severity (%)	6.6	-	95.0	65.7
			Spreads (bps)	200.0	-	454.4	315.6
	520	Discounted Cash Flow	Default Rate (%)	0.0	-	1.8	0.0
			Prepayment Speed (%)	0.0	-	0.5	0.0
			Severity (%)	95.0			95.0
			Spreads (bps)	260.0	-	350.0	323.6
	201	Other
Total other	1,404
Total available-for-sale securities	$8,431

Fannie Mae (In conservatorship) 2016 Form 10-K	F-77

Notes to Consolidated Financial Statements | Fair Value

	Fair Value Measurements as of December 31, 2015
	Fair Value	Significant Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)
	(Dollars in millions)
Mortgage loans:
Single-family	$127	Build-Up	Default Rate (%)	0.0	-	99.2	34.8
			Prepayment Speed (%)	3.0	-	100.0	10.4
			Severity (%)	0.0	-	100.0	39.9
	632	Build-Up
	234	Consensus	Default Rate (%)	0.5	-	5.0	3.7
			Prepayment Speed (%)	2.5	-	26.0	6.4
			Severity (%)	20.0	-	89.1	69.0
			Spreads (bps)	255.0	-	277.6	264.6
	274	Consensus
	54	Other
Total single-family	1,321
Multifamily	156	Build-Up	Spreads (bps)	70.0	-	327.2	158.8
Total mortgage loans	$1,477
Net derivatives	$17	Internal Model
	136	Dealer Mark
	4	Other
Total net derivatives	$157
Long-term debt:
Of Fannie Mae:
Senior floating	$(369)	Discounted Cash Flow
Of consolidated trusts	(181)	Consensus	Default Rate (%)	0.5	-	3.8	3.4
			Prepayment Speed (%)	2.5	-	26.0	5.6
			Severity (%)	20.0	-	80.6	67.8
			Spreads (bps)	255.0	-	270.0	265.8

	(149)	Consensus
	(166)	Other
Total of consolidated trusts	(496)
Total long-term debt	$(865)
_________

(1)
Valuation techniques for which no unobservable inputs are disclosed generally reflect the use of third-party pricing services or dealers, and the range of unobservable inputs applied by these sources is not readily available or cannot be reasonably estimated. Where we have disclosed unobservable inputs for consensus and single vendor techniques, those inputs are based on our validations performed at the security level using discounted cash flows. The prepayment speed used for available-for-sale agency securities is the Public Securities Association (“PSA”) prepayment speed, which can be greater than 100%. For all other securities, the Conditional Prepayment Rate (“CPR”) is used as the prepayment speed, which can be between 0%-100%.

(2)	Includes Fannie Mae and Freddie Mac securities.
In our consolidated balance sheets certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate loans for impairment). We did not have any Level 1 assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2016 or December 31, 2015. We held $250 million and $17 million in Level 2 assets, comprised of mortgage loans held for sale, and no Level 2 liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2016 and December 31, 2015, respectively.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis. The significant unobservable inputs related to these techniques primarily relate to collateral dependent

Fannie Mae (In conservatorship) 2016 Form 10-K	F-78

Notes to Consolidated Financial Statements | Fair Value

valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

		Fair Value Measurements as of December 31,
	Valuation Techniques	2016	2015
		(Dollars in millions)
Nonrecurring fair value measurements:
Mortgage loans held for sale, at lower of cost or fair value	Consensus	$1,025	$3,651
	Single Vendor	54	336
	Other	9	4
Total mortgage loans held for sale, at lower of cost or fair value		1,088	3,991
Single-family mortgage loans held for investment, at amortized cost	Internal Model	2,816	6,379
Multifamily mortgage loans held for investment, at amortized cost	Broker Price Opinions	25	82
	Asset Manager Estimate	170	236
	Other	3	5
Total multifamily mortgage loans held for investment, at amortized cost		198	323
Acquired property, net:(1)
Single-family	Accepted Offers	340	541
	Appraisals	571	1,117
	Walk Forwards	306	433
	Internal Model	476	986
	Other	99	134
Total single-family		1,792	3,211
Other assets	Other	12	30
Total nonrecurring assets at fair value		$5,906	$13,934
_________

(1)
The most commonly used techniques in our valuation of acquired property are proprietary home price model and third-party valuations (both current and walk forward). Based on the number of properties measured as of December 31, 2016, these methodologies comprised approximately 75% of our valuations, while accepted offers comprised approximately 19% of our valuations. Based on the number of properties measured as of December 31, 2015, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 18% of our valuations.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation techniques we use for fair value measurement and disclosure as well as our basis for classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy in more specific situations.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-79

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
U.S Treasury Securities	We classify securities whose values are based on quoted market prices in active markets for identical assets as Level 1 of the valuation hierarchy.	Level 1
Trading Securities and Available-for-Sale Securities
We classify securities in active markets as Level 2 of the valuation hierarchy if quoted market prices in active markets for identical assets are not available. For all valuation techniques used for securities where there is limited activity or less transparency around these inputs to the valuation, these securities are classified as Level 3 of the valuation hierarchy.

Single Vendor: Uses one vendor price to estimate fair value. We generally validate these observations of fair value through the use of a discounted cash flow technique whose unobservable inputs (for example, default rates) are disclosed in the table above.

Dealer Mark: Uses one dealer price to estimate fair value. We generally validate these observations of fair value through the use of a discounted cash flow technique whose unobservable inputs (for example, default rates) are disclosed in the table above.

Consensus: Uses an average of two or more vendor prices for similar securities. We generally validate these observations of fair value through the use of a discounted cash flow technique whose unobservable inputs (for example, default rates) are disclosed in the table above.

Level 2 and 3

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

Mortgage Loans Held for Investment
Build-up: We derive the fair value of performing mortgage loans using a build-up valuation technique starting with the base value for our Fannie Mae MBS with similar characteristics and then add or subtract the fair value of the associated guaranty asset, guaranty obligation (“GO”) and master servicing arrangement. We set the GO equal to the estimated fair value we would receive if we were to issue our guaranty to an unrelated party in a stand-alone arm’s length transaction at the measurement date. The fair value of the GO is estimated based on our current guaranty pricing for loans underwritten after 2008 and our internal valuation models considering management’s best estimate of key loan characteristics for loans underwritten before 2008. Our performing loans are generally classified as Level 2 of the valuation hierarchy to the extent that significant inputs are observable. To the extent that unobservable inputs are significant, the loans are classified as Level 3 of the valuation hierarchy.

Level 2 and 3

Consensus: Calculated through the extrapolation of indicative sample bids obtained from multiple active market participants plus the estimated value of any applicable mortgage insurance, the estimated fair value using the Consensus method represents an estimate of the prices we would receive if we were to sell these single-family nonperforming and certain reperforming loans in the whole-loan market. The fair value of any mortgage insurance is estimated by taking the loan level coverage and adjusting it by the expected claims paying ability of the associated mortgage insurer. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

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

Internal Model: The internal model used in this process applies one of following two approaches when valuing the collateral depending on the historical accuracy of the two approaches.

(1)
The comparable foreclosed property sales approach is used in the majority of the internal model valuations. The comparable foreclosed property sales approach uses various factors such as geographic distance, transaction time and the value difference.

(2)
The median Metropolitan Statistical Area (“MSA”) approach is based on the median of all the foreclosure sales of REOs in a specific MSA or state when there is not enough REO sales in a specific MSA.

These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-80

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
Mortgage Loans Held for Investment
Appraisals: Uses appraisals to estimate the fair value for a portion of our multifamily loans based on either estimated replacement cost, the present value of future cash flows, or sales of similar properties. Significant unobservable inputs include estimated replacement or construction costs, property net operating income, capitalization rates, and adjustments made to sales of comparable properties based on characteristics such as financing, conditions of sale, and physical characteristics of the property.

Broker Price Opinion (“BPO”): Uses BPO to estimate the fair value for a portion of our multifamily loans. This technique uses both current property value and the property value adjusted for stabilization and market conditions. The unobservable inputs used in this technique are property net operating income and market capitalization rates to estimate property value.

Asset Manager Estimate (“AME”): This technique uses the net operating income and tax assessments of the specific property as well as MSA-specific market capitalization rates and average per unit sales values to estimate property fair value.

Level 2 and 3

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

Acquired Property, Net and Other Assets
Single-family acquired property valuation techniques

Appraisal: An appraisal is an estimate based on recent historical data of the value of a specific property by a certified or licensed appraiser. Adjustments are made for differences between comparable properties for unobservable inputs such as square footage, location, and condition of the property.

Broker Price Opinion: This technique provides an estimate of what the property is worth based upon a real estate broker’s use of specific market research and a sales comparison approach that is similar to the appraisal process. This information, all of which is unobservable, is used along with recent and pending sales and current listings of similar properties to arrive at an estimate of value.

Level 3

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
Asset Manager Estimate (“AME”): We use this method to estimate property values for distressed properties. The valuation methodology and inputs used are described under “Mortgage Loans Held for Investment.”

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
Level 2 and 3

Fannie Mae (In conservatorship) 2016 Form 10-K	F-81

Notes to Consolidated Financial Statements | Fair Value

Instruments	Valuation Techniques	Classification
Debt of Fannie Mae and Consolidated Trusts
We classify debt instruments that have quoted market prices in active markets for similar liabilities when traded as assets as Level 2 of the valuation hierarchy. For all valuation techniques used for debt instruments where there is limited activity or less transparency around these inputs to the valuation, these debt instruments are classified as Level 3 of the valuation hierarchy.

Consensus: Uses an average of two or more vendor prices or dealer marks that represents estimated fair value for similar liabilities when traded as assets.

Single Vendor: Uses a single vendor price that represents estimated fair value for these liabilities when traded as assets.

Discounted Cash Flow: Uses spreads based on market assumptions where available.

The valuation methodology and inputs used in estimating the fair value of MBS assets are described under “Trading Securities and Available-for-Sale Securities.”
Level 2 and 3
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
The Pricing and Valuation Group, along with the Credit Valuation team, are responsible for the estimation and verification of the fair value for the majority of our financial assets and financial liabilities. These groups also provide updates to the Finance Committee on relevant market information, pricing trends, significant valuation challenges and the resolution of those challenges. The Pricing and Valuation Group, along with the Credit Valuation team, are independent of any trading or market related activities. Fair value measurements for acquired property and collateral dependent loans are determined by other valuation groups.
Our Finance Committee includes senior representation from our Enterprise Risk Management, Finance and Single-Family Divisions, and is responsible for reviewing and approving the methods used in valuing financial instruments for the purpose of financial reporting. The composition of the Finance Committee is set forth in its charter, which was approved by the Chief Executive Officer. Based on its review of valuation methodologies and fair value results for various financial instruments used for financial reporting, the Finance Committee has the ultimate responsibility over all valuation processes and results.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-82

Notes to Consolidated Financial Statements | Fair Value

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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-83

Notes to Consolidated Financial Statements | Fair Value

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

	As of December 31, 2016
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$62,177	$41,477	$20,700	$—	$—	$62,177
Federal funds sold and securities purchased under agreements to resell or similar arrangements	30,415	—	30,415	—	—	30,415
Trading securities	40,562	32,317	7,118	1,127	—	40,562
Available-for-sale securities	8,363	—	6,210	2,153	—	8,363
Mortgage loans held for sale	2,899	—	509	2,751	—	3,260
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	181,738	—	36,194	157,469	—	193,663
Of consolidated trusts	2,895,116	—	2,731,619	159,273	—	2,890,892
Mortgage loans held for investment	3,076,854	—	2,767,813	316,742	—	3,084,555
Advances to lenders	7,494	—	7,156	352	—	7,508
Derivative assets at fair value	687	—	5,019	182	(4,514)	687
Guaranty assets and buy-ups	158	—	—	432	—	432
Total financial assets	$3,229,609	$73,794	$2,844,940	$323,739	$(4,514)	$3,237,959
Financial liabilities:
Short-term debt:
Of Fannie Mae	$34,995	$—	$34,998	$—	$—	$34,998
Of consolidated trusts	584	—	—	584	—	584
Long-term debt:
Of Fannie Mae	292,102	—	298,980	770	—	299,750
Of consolidated trusts	2,934,635	—	2,901,316	36,668	—	2,937,984
Derivative liabilities at fair value	1,215	—	7,921	138	(6,844)	1,215
Guaranty obligations	280	—	—	710	—	710
Total financial liabilities	$3,263,811	$—	$3,243,215	$38,870	$(6,844)	$3,275,241

Fannie Mae (In conservatorship) 2016 Form 10-K	F-84

Notes to Consolidated Financial Statements | Fair Value

	As of December 31, 2015
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$45,553	$34,953	$10,600	$—	$—	$45,553
Federal funds sold and securities purchased under agreements to resell or similar arrangements	27,350	—	27,350	—	—	27,350
Trading securities	39,908	29,485	9,025	1,398	—	39,908
Available-for-sale securities	20,230	—	11,799	8,431	—	20,230
Mortgage loans held for sale	5,361	—	157	5,541	—	5,698
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	206,544	—	26,544	193,670	—	220,214
Of consolidated trusts	2,807,739	—	2,675,982	157,685	—	2,833,667
Mortgage loans held for investment	3,014,283	—	2,702,526	351,355	—	3,053,881
Advances to lenders	4,308	—	3,902	394	—	4,296
Derivative assets at fair value	894	—	4,729	189	(4,024)	894
Guaranty assets and buy-ups	184	—	—	544	—	544
Total financial assets	$3,158,071	$64,438	$2,770,088	$367,852	$(4,024)	$3,198,354
Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$62	$—	$62	$—	$—	$62
Short-term debt:
Of Fannie Mae	71,007	—	71,006	—	—	71,006
Of consolidated trusts	943	—	—	944	—	944
Long-term debt:
Of Fannie Mae	315,128	—	324,248	898	—	325,146
Of consolidated trusts	2,810,593	—	2,819,733	27,175	—	2,846,908
Derivative liabilities at fair value	424	—	9,042	32	(8,650)	424
Guaranty obligations	329	—	—	1,012	—	1,012
Total financial liabilities	$3,198,486	$—	$3,224,091	$30,061	$(8,650)	$3,245,502

Fannie Mae (In conservatorship) 2016 Form 10-K	F-85

Notes to Consolidated Financial Statements | Fair Value

Instruments	Description	Classification
Financial Instruments for which fair value approximates carrying value
We hold certain financial instruments that are not carried at fair value but for which the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, the majority of advances to lenders, and federal funds and securities sold/purchased under agreements to repurchase/resell.

Level 1 and 2
Federal funds and securities sold/purchased under agreements to repurchase/resell
The carrying value for the majority of these specific instruments approximates the fair value due to the short-term nature and the negligible inherent credit risk, as they involve the exchange of collateral that is easily traded. Were we to calculate the fair value of these instruments we would use observable inputs.

Level 2
Mortgage Loans Held for Sale
Loans are reported at the lower of cost or fair value in our consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are the same as for our HFI loans and are described under “Fair Value Measurement—Mortgage Loans Held for Investment.” To the extent that significant inputs are unobservable, the loans are classified within Level 3 of the valuation hierarchy.

Level 2 and 3
Mortgage Loans Held for Investment
For a description of loan valuation techniques, refer to “Fair Value Measurement—Mortgage Loans Held for Investment.” We measure the fair value of certain loans that are delivered under the Home Affordable Refinance Program (“HARP”) using a modified build-up approach while the loan is performing. Under this modified approach, we set the credit component of the consolidated loans (that is, the guaranty obligation) equal to the compensation we would currently receive for a loan delivered to us under the program because the total compensation for these loans is equal to their current exit price in the GSE securitization market. We will continue to use this pricing methodology as long as the HARP program is available to market participants. If, subsequent to delivery, the refinanced loan becomes past due or is modified as a part of a troubled debt restructuring, the fair value of the guaranty obligation is then measured consistent with other loans that have similar characteristics.
Level 2 and 3
Advances to Lenders
The carrying value for the majority of our advances to lenders approximates the fair value due to the short-term nature and the negligible inherent credit risk. If we were to calculate the fair value of these instruments we would use discounted cash flow models that use observable inputs such as spreads based on market assumptions, resulting in Level 2 classification. Advances to lenders also include loans that do not qualify for Fannie Mae MBS securitization and are valued using a discounted cash flow technique that uses estimated credit spreads of similar collateral and prepayment speeds that consider recent prepayment activity. We classify these valuations as Level 3 given that significant inputs are not observable or are determined by extrapolation of observable inputs.

Level 2 and 3
Guaranty Assets and Buy-ups
Guaranty assets related to our portfolio securitizations are recorded in our consolidated balance sheets at fair value on a recurring basis and are classified as Level 3. Guaranty assets in lender swap transactions are recorded in our consolidated balance sheets at the lower of cost or fair value. These assets, which are measured at fair value on a nonrecurring basis, are also classified as Level 3.

We estimate the fair value of guaranty assets by using proprietary models to project cash flows based on management’s best estimate of key assumptions such as prepayment speeds and forward yield curves. Because guaranty assets are similar to an interest-only income stream, the projected cash flows are discounted at rates that consider the current spreads on interest-only swaps that reference Fannie Mae MBS and also liquidity considerations of the guaranty assets. The fair value of guaranty assets includes the fair value of any associated buy-ups.

Level 3
Guaranty Obligations
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

Level 3
Fair Value Option
We elected the fair value option for our credit risk-sharing debt securities issued under our CAS series prior to January 1, 2016 and certain loans that contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from such instruments.
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-86

Notes to Consolidated Financial Statements | Fair Value

results of operations that would otherwise result from different accounting treatment between loans at cost and debt at cost.
Interest income for the mortgage loans is recorded in “Interest income—Mortgage loans” and interest expense for the debt instruments is recorded in “Interest expense—Long-term debt” in our consolidated statements of operations and comprehensive income.
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections.

	As of December 31,
	2016			2015
	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts	Loans(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts
	(Dollars in millions)
Fair value	$12,057	$9,582	$36,524	$14,075	$11,133	$23,609
Unpaid principal balance	11,688	9,090	33,055	13,661	11,263	21,604
__________

(1)
Includes nonaccrual loans with a fair value of $200 million and $238 million as of December 31, 2016 and 2015, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of December 31, 2016 and 2015 is $34 million and $59 million, respectively. Includes loans that are 90 days or more past due with a fair value of $152 million and $256 million as of December 31, 2016 and 2015, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of December 31, 2016 and 2015 is $25 million and $52 million, respectively.

Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive income.

	For the Year Ended December 31,
	2016			2015			2014
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains (Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$23	$(648)	$(625)	$86	$39	$125	$60	$216	$276
Other changes in fair value	72	193	265	(191)	146	(45)	670	(505)	165
Fair value gains (losses), net	$95	$(455)	$(360)	$(105)	$185	$80	$730	$(289)	$441
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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-87

Notes to Consolidated Financial Statements | Commitments and Contingencies

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

Fannie Mae (In conservatorship) 2016 Form 10-K	F-88

Notes to Consolidated Financial Statements | Commitments and Contingencies

against the FHFA and Treasury defendants, alleging that the net worth sweep dividend provisions nullified certain rights of the preferred shareholders, particularly the right to receive dividends. Plaintiffs seek damages, equitable and injunctive relief, and costs and expenses, including attorneys’ fees.
On September 30, 2014, the court dismissed both lawsuits and plaintiffs in both suits filed timely notices of appeal. On October 27, 2014, the U.S. Court of Appeals for the D.C. Circuit consolidated these appeals with appeals in two other cases involving the same subject matter, but to which we are not a party. The D.C. Circuit heard oral argument on these appeals on April 15, 2016.
On June 26, 2016, shareholder David J. Voacolo filed a lawsuit, Voacolo v. Fannie Mae, in the U.S. District Court for the District of Columbia against Fannie Mae, FHFA and Treasury alleging a violation of the Administrative Procedure Act. Plaintiff seeks damages and a holding that the August 2012 amendment to the senior preferred stock purchase agreement was arbitrary, capricious or not otherwise in accordance with the law. The defendants filed motions to dismiss on September 20, 2016, and the court dismissed the case on December 19, 2016.
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
We lease certain premises and equipment under agreements that expire at various dates through 2033. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $50 million, $47 million and $43 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table summarizes by remaining maturity, non-cancelable future commitments related to loan and mortgage purchases, operating leases and other agreements.

	As of December 31, 2016
	Loans and Mortgage-Related Securities(1)	Operating Leases(2)	Other(3)
	(Dollars in millions)
2017	$67,100	$47	$88
2018	—	32	36
2019	—	44	18
2020	—	50	8
2021	—	49	3
Thereafter	—	665	—
Total	$67,100	$887	$153
__________

(1)	Primarily includes $66.7 billion that has been accounted for as mortgage commitment derivatives.

(2)	Includes amounts related to office buildings and equipment leases.

(3)	Includes purchase commitments for certain telecommunications services, computer software and services, and other agreements and commitments.

Fannie Mae (In conservatorship) 2016 Form 10-K	F-89

Notes to Consolidated Financial Statements | Selected Quarterly Financial Information (Unaudited)

19.  Selected Quarterly Financial Information (Unaudited)
The consolidated statements of operations for the quarterly periods in 2016 and 2015 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

	For the 2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$120	$128	$140	$128
Available-for-sale securities	203	170	134	113
Mortgage loans	26,961	26,256	25,611	25,814
Other	48	46	66	83
Total interest income	27,332	26,600	25,951	26,138
Interest expense:
Short-term debt	51	57	56	42
Long-term debt	22,512	21,257	20,460	20,291
Total interest expense	22,563	21,314	20,516	20,333
Net interest income	4,769	5,286	5,435	5,805
Benefit (provision) for credit losses	1,184	1,601	673	(1,303)
Net interest income after benefit (provision) for credit losses	5,953	6,887	6,108	4,502
Investment gains, net	69	398	467	322
Fair value gains (losses), net	(2,813)	(1,667)	(491)	3,890
Fee and other income	203	174	175	414
Non-interest income (loss)	(2,541)	(1,095)	151	4,626
Administrative expenses:
Salaries and employee benefits	364	331	322	319
Professional services	215	232	237	271
Occupancy expenses	45	46	45	50
Other administrative expenses	64	69	57	74
Total administrative expenses	688	678	661	714
Foreclosed property expense	334	63	110	137
TCCA fees	440	453	465	487
Other expenses, net	264	254	300	210
Total expenses	1,726	1,448	1,536	1,548
Income before federal income taxes	1,686	4,344	4,723	7,580
Provision for federal income taxes	(550)	(1,398)	(1,527)	(2,545)
Net income attributable to Fannie Mae	1,136	2,946	3,196	5,035
Dividends distributed or available for distribution to senior preferred stockholder	(919)	(2,869)	(2,977)	(5,471)
Net income (loss) attributable to common stockholders (Note 11)	$217	$77	$219	$(436)
Earnings (loss) per share:
Basic	$0.04	$0.01	$0.04	$(0.08)
Diluted	0.04	0.01	0.04	(0.08)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,893	5,893	5,762

Fannie Mae (In conservatorship) 2016 Form 10-K	F-90

Notes to Consolidated Financial Statements | Selected Quarterly Financial Information (Unaudited)

	For the 2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$115	$116	$99	$114
Available-for-sale securities	376	294	261	225
Mortgage loans	27,044	26,682	26,980	26,993
Other	33	34	37	39
Total interest income	27,568	27,126	27,377	27,371
Interest expense:
Short-term debt	29	33	37	47
Long-term debt	22,472	21,416	21,752	22,247
Total interest expense	22,501	21,449	21,789	22,294
Net interest income	5,067	5,677	5,588	5,077
Benefit (provision) for credit losses	533	(1,033)	1,550	(255)
Net interest income after benefit (provision) for credit losses	5,600	4,644	7,138	4,822
Investment gains, net	342	514	299	181
Fair value gains (losses), net	(1,919)	2,606	(2,589)	135
Fee and other income	308	556	259	225
Non-interest income (loss)	(1,269)	3,676	(2,031)	541
Administrative expenses:
Salaries and employee benefits	351	331	317	320
Professional services	271	251	219	243
Occupancy expenses	43	43	43	53
Other administrative expenses	58	64	373	70
Total administrative expenses	723	689	952	686
Foreclosed property expense	473	182	497	477
TCCA fees	382	397	413	429
Other expenses (income), net	(5)	202	215	201
Total expenses	1,573	1,470	2,077	1,793
Income before federal income taxes	2,758	6,850	3,030	3,570
Provision for federal income taxes	(870)	(2,210)	(1,070)	(1,103)
Net income	1,888	4,640	1,960	2,467
Less: Net income attributable to noncontrolling interest	—	—	—	(1)
Net income attributable to Fannie Mae	1,888	4,640	1,960	2,466
Dividends distributed or available for distribution to senior preferred stockholder	(1,796)	(4,359)	(2,202)	(2,859)
Net income (loss) attributable to common stockholders (Note 11)	$92	$281	$(242)	$(393)
Earnings (loss) per share:
Basic	$0.02	$0.05	$(0.04)	$(0.07)
Diluted	0.02	0.05	(0.04)	(0.07)
Weighted-average common shares outstanding:
Basic	5,762	5,762	5,762	5,762
Diluted	5,893	5,893	5,762	5,762

Fannie Mae (In conservatorship) 2016 Form 10-K	F-91

FR029